Form 10-Q
period 1996-03-31
BOK FINANCIAL CORP ET AL
filed 1996-05-13
CIK 875357

As filed with the Securities and Exchange Commission on May 13, 1996
================================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1996
                    Commission File No. 0-19341

                     BOK FINANCIAL CORPORATION

                Incorporated in the State of Oklahoma
           I.R.S. Employer Identification No. 73-1373454

                      Bank of Oklahoma Tower
                           P.O. Box 2300
                       Tulsa, Oklahoma 74192

                  Registrant's Telephone Number,
                Including Area Code (918) 588-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                        OF THE ACT: (NONE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                            OF THE ACT:
                 COMMON STOCK ($.00006 Par Value)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 20,440,678 shares of common stock ($.00006 par value) as of April 30, 1996.

================================================================================


                     BOK Financial Corporation
                             Form 10-Q
                   Quarter Ended March 31, 1996


                               Index


Part I.  Financial Information
      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                             2
      Report of Management on Consolidated
            Financial Statements                             12
      Consolidated Statements of Earnings                    13
      Consolidated Balance Sheets                            15
      Consolidated Statements of Changes
            in Shareholders' Equity                          17
      Consolidated Statements of Cash Flows                  18
      Notes to Consolidated Financial Statements             20
      Financial Summaries - Unaudited                        21

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K               23

Signature                                                    23



MANAGEMENT'S DISCUSSION AND ANALYSIS


HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $13.0 million or $0.56 per fully diluted common share for the first quarter of 1996 compared to $12.0 million or $0.52 per fully diluted common share for the first quarter of 1995. Returns on average assets and equity were 1.26% and 16.84%, respectively, for the first quarter of 1996. This is compared to returns on average assets and equity of 1.25% and 19.77%, respectively, for the same period in 1995.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $32.7 million for the first quarter of 1996 compared to $30.1 million for the first quarter of 1995, an increase of $2.6 million or 8.5%. Average earning assets increased by $247 million while interest bearing liabilities increased $168 million. Equity and demand deposits funded the growth in average earning assets in excess of interest-bearing liabilities. Concurrently, average loans increased by $320
million or 17.1%.   The increase in average earning assets and the improvement in asset mix increased interest income by $5.9 million. This increase was partially offset by $1.1 million due to lower aggregate yields on earning assets. Since the second quarter of 1995, management has taken steps to reduce BOK Financial's reliance on borrowed funds and to increase deposits as a source of funding. Average interest-bearing deposits increased $382 million or 18.6% compared to the first quarter of 1995 while borrowed funds decreased $214 million or 21.6%. This improvement in the mix of interest-bearing liabilities also contributed to the increase in net interest revenue. Additionally, interest rate swaps which hedge against interest rate risk on certain long-term certificates of deposit, reduced interest expense by $226 thousand in the first quarter of 1996 compared to $154 thousand in the first quarter of 1995.

- - --------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)
                                                          Three months ended
                                                         March 31, 1996/1995
                                                   -----------------------------
                                                               -----Due to-----
                                                                         Yield
                                                       Change   Volume   /Rate
                                                   ----------------------------
Tax-equivalent interest
  revenue:
  Securities                                         $(2,156) $(1,265) $  (891)
  Trading securities                                      48       47        1
  Loans                                                6,867    7,032     (165)
  Funds sold                                              56       58       (2)
- - -------------------------------------------------------------------------------
Total                                                  4,815    5,872   (1,057)
- - -------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                                  (664)    (650)     (14)
  Money market deposits                                1,149    1,270     (121)
  Savings deposits                                      (226)    (16)      (62)
  Time deposits                                        6,166    4,93     1,243
  Other borrowings                                    (3,815)  (2,821)    (994)
  Subordinated debenture                                (341)    (341)       0
- - -------------------------------------------------------------------------------
Total                                                  2,269    2,217       52
- - -------------------------------------------------------------------------------
Tax-equivalent net
  interest revenue                                     2,546  $ 3,655  $(1,109)
Change in tax-equivalent
  adjustment                                             147
- - -------------------------------------------------------------------------------
Net interest revenue                                 $ 2,399
===============================================================================
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.
- - -------------------------------------------------------------------------------

Net interest margin,the ratio of net interest revenue to average earning assets was 3.53% for the first quarter of 1996. This is compared to 3.51% in the same quarter of 1995 and 3.37% for the fourth quarter of 1995. The improvement in net interest margin, particularly when compared to the previous quarter, is due primarily to the change in mix of interest-bearing liabilities. A decrease in market interest rates during the first quarter of 1996 also contributed to the increase in net interest revenue.

- - ------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                            Three Months Ended
                          -----------------------------------------------------
                            MARCH 31,  Dec. 31,   Sept. 30,  June 30, March 31,
                               1996      1995        1995      1995      1995
                          -----------------------------------------------------
Brokerage and trading
  revenue                  $   2,078  $   1,518  $   1,808  $  1,431  $   1,289
TransFund network revenue      2,096      1,880      1,867     1,729      1,549
Securities gains (losses),
  net                            (18)        --        948       226         --
Trust fees and commissions     5,469      5,014      4,731     4,616      5,002
Service charges and fees
  on deposit accounts          5,839      5,697      5,205     5,150      5,100
Mortgage banking revenue       5,869      5,905      4,850     5,297      4,284
Other revenue                  5,251      3,937      3,776     3,408      4,929
- - -------------------------------------------------------------------------------
  Total                    $  26,584  $  23,951  $  23,185  $ 21,857  $  22,153
===============================================================================

Other operating revenue increased $4.4 million or 20.0% compared to the same quarter of 1995. Excluding a $1.2 million gain on the sale of branch deposits from the first quarter of 1995 and $758 thousand due to a change in accounting for originated mortgage loan servicing rights from the first quarter of 1996 to improve comparability,other operating revenue from ongoing activities increased $4.8 million or 23.1%. All significant revenue producing activities contributed to this increase. The increased revenue from brokerage and trading activities, TransFund network,trust fees and deposit fees was due primarily to volume gains in each area. Mortgage banking revenue, excluding the change in accounting for originated servicing rights, increased $827 thousand or 19.3% due primarily to servicing fees on loans originated or purchased during 1995. Other revenue for the first quarter of 1996 included a $992 thousand gain on the sale of student loans compared to a gain of $740 thousand on a similar sale in the first quarter of 1995.

- - -------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)

                                            Three Months Ended
                          -----------------------------------------------------
                            MARCH 31,  Dec. 31,   Sept. 30,  June 30, March 31,
                               1996      1995        1995      1995      1995
                          -----------------------------------------------------
Personnel                  $  17,747  $  17,097  $  16,729  $ 16,103  $ 17,369
Business promotion             1,494      1,315      1,658     1,468     1,598
Professional fees/services     1,242      1,307      1,973     1,208     1,410
Net occupancy, equipment
  and data processing          7,158      7,318      7,106     6,649     6,251
FDIC and other insurance         539        660        519     1,600     1,627
Printing, postage and
  supplies                     1,577      1,771      1,582     1,402     1,585
Net gains and operating
  expenses on repossessed
  assets                        (197)      (164)      (858)   (1,039)   (1,037)
Amortization of intangible
  assets                       1,465      1,527      1,495     1,477     1,493
Mortgage banking costs         3,745      3,222      3,184     3,231     2,892
Other expense                  2,872      2,799      2,294     2,468     1,917
- - -------------------------------------------------------------------------------
  Total                    $  37,642  $  36,852  $  35,682  $ 34,567  $ 35,105
===============================================================================

Operating expenses for the first quarter of 1996 increased $2.5 million or 7.2% compared to the first quarter of 1995. The more significant increases were occupancy, equipment and data processing expenses which increased $907 thousand due primarily to volume-related transaction processing costs and mortgage banking costs which increased $853 thousand due to an increase in amortization expense associated with capitalized loan servicing rights. These increases were partially offset by a $1.1 million decrease in deposit insurance expense. BOK Financial continues to incur deposit insurance expenses on deposits totaling $739 million which are insured by the FDIC's Savings and Loan Insurance Fund
("SAIF").   Legislation is being considered which, if proposed and approved, would require banks and savings associations to pay a one-time assessment on all SAIF-insured deposits. The ultimate amount and timing of this assessment, if any, is subject to the Federal budget reconciliation process. Management will accrue for any resulting assessment once it becomes reasonably estimable.

Excluding net repossessed asset gains and other significant or nonrecurring items shown in Table 4, operating expenses increased $3.0 million or 8.8%. Personnel costs increased $1.1 million excluding related significant or non-recurring charges of $738 thousand from the first quarter of 1995. Approximately $678 thousand of this increase is related to incentive compensation plans which vary directly with the increases in revenue.

Control over the growth in operating expenses combined with increased tax-equivalent revenue resulted in an efficiency ratio of 63.9%. This represents a significant improvement from the first quarter of 1995's ratio of 69.1%.

- - --------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING
SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                            Three Months Ended
                          -----------------------------------------------------
                            MARCH 31,  Dec. 31,   Sept. 30,  June 30, March 31,
                               1996      1995        1995      1995      1995
                          -----------------------------------------------------
Total Other Operating
  Expense                  $  37,642  $  36,852  $  35,682  $ 34,567  $ 35,105
FDIC Insurance premium
  reduction,                      --         --         --    (1,085)   (1,097)
Organizational costs for
  new subsidiary                  --         --       (500)       --        --
Net gains and operating
  costs from repossessed
  assets                         197        164        858     1,039     1,037
Asset valuation charges
  and other accruals            (500)      (500)      (350)     (605)       --
Employee benefits and
  other related charges           --         --         --       550      (738)
- - -------------------------------------------------------------------------------
  Total                    $  37,339  $  36,516  $  35,690  $ 34,466  $ 34,307
===============================================================================

BOK Financial recorded a provision for loan losses of $911 thousand in the first quarter of 1996 compared to no provision in the first quarter of 1995. The factors considered by management in determining that a provision for loan losses was appropriate are discussed subsequently under the Risk Element heading.

Income tax expense increased to $5.8 million or 31% of pre-tax income for the first quarter of 1996 compared to $3.5 million or 23% for the same period of 1995. The expiration of certain tax benefits associated with the acquisition of Bank of Oklahoma, NA ("BOk") and BOk's former parent company by BOK Financial during 1996 resulted in an effective tax rate which is more consistent with statutory tax rates.

RISK ELEMENTS

The aggregate loan portfolio at March 31, 1996 remained unchanged at $2.2 billion compared to December 31, 1995. Commercial real estate increased $18 million. Residential mortgage loans retained by BOK Financial decreased by $18 million as production of adjustable rate mortgages failed to maintain pace with normal loan payments. However, production of fixed rate mortgage loans caused loans held for sale to increase by $30 million. The decrease in consumer loans was caused by the sale of $25 million of student loans.

- - -------------------------------------------------------------------------------
TABLE 5 - LOANS
(In thousands)
                          MARCH 31,  Dec. 31,   Sept. 30,  June 30,   March 31,
                             1996      1995        1995      1995        1995
                         ------------------------------------------------------
Commercial:
  Energy                 $  156,230 $  159,887 $  159,430 $  160,223 $  143,139
  Manufacturing             148,068    136,701    131,465    122,781    113,688
  Wholesale/retail          156,261    143,941    139,426    145,141    124,700
  Agricultural               89,080     86,733     74,342     75,917     80,861
  Loans for purchasing or
    carrying securities       7,613      7,963      7,491      8,748      7,504
  Other commercial and
    industrial              288,518    325,839    284,590    300,783    321,388
Commercial real estate:
  Construction and land
    development             143,476    148,217    126,219    119,794    107,110
  Other real estate loans   473,110    450,385    436,929    406,819    369,202
Residential mortgage:
  Secured by 1-4 family
    residential property    419,135    436,816    432,565    429,750    414,257
  Residential mortgages
    held for resale         102,836     72,412     79,914     63,165     27,061
Consumer                    214,834    225,474    239,184    221,890    214,793
- - -------------------------------------------------------------------------------
  Total                  $2,199,161 $2,194,368 $2,111,555 $2,055,011 $1,923,703
===============================================================================

Substantially all commercial and consumer loans and a large portion of residential mortgage loans (excluding loans held for sale) are to businesses and individuals within Oklahoma or Northwest Arkansas. This geographic concentration subjects the loan portfolio to the general economic conditions within BOK Financial's primary market area. Major segments of the commercial loan portfolio are presented in Table 5. Commercial real estate loans are secured primarily by properties located in the Tulsa or Oklahoma City metropolitan areas.

Nonperforming assets totaled $45.3 million at March 31, 1996 compared to $42.1 million at December 31, 1995. The increase in nonperforming assets included $5.4 million of loans which are guaranteed by agencies of the U.S. government. BOK Financial periodically purchases such loans to minimize operating costs of its mortgage banking subsidiary.

- - -------------------------------------------------------------------------------
TABLE 6 - NONPERFORMING ASSETS
(In thousands)

                                MARCH 31, Dec. 31, Sept. 30, June 30  March 31,
                                   1996     1995      1995     1995      1995
                               ------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                   $  12,399 $ 14,646 $  15,095 $ 16,221 $  11,903
   Commercial real estate          10,138   10,621     6,412    5,057     7,854
   Residential mortgage             3,136    2,794     3,269    3,441     1,998
   Consumer                         1,178    1,227     1,175    1,020       871
- - -------------------------------------------------------------------------------
    Total nonaccrual loans         26,851   29,288    25,951   25,739    22,626
  Loans past due (90 days)(1)      15,023    9,379     7,888    7,721    10,257
- - -------------------------------------------------------------------------------
   Total nonperforming loans(1)    41,874   38,667    33,839   33,460    32,883
- - -------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate            2,949    3,023     3,429    3,550     4,239
  Other                               526      376       344      382       162
- - -------------------------------------------------------------------------------
   Total other nonperforming
    assets                          3,475    3,399     3,773    3,932     4,401
- - -------------------------------------------------------------------------------
 Total nonperforming assets     $  45,349 $ 42,066 $  37,612 $ 37,392 $  37,284
- - -------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans               94.48%   99.02%   112.98%  114.00%   115.62%
 Nonperforming loans(1) to
  period-end loans(2)                2.00     1.82      1.67     1.68      1.73
- - -------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government         $  12,165 $  6,754 $   5,931 $  7,156 $   9,272
(2) Excludes residential
    mortgage loans held for sale
===============================================================================

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At March 31, 1996, loans totaling $37 million were assigned to the substandard risk category, and loans totaling $49 million were assigned to the special mention category. These are compared to $42 million and $40 million, respectively, at December 31, 1995.

The allowance for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $40 million at March 31, 1996 compared to $38 million at December 31 1995 or 1.89% and 1.80%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally residential mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 7 presents statistical information regarding the reserve for loan losses.

- - -------------------------------------------------------------------------------
TABLE 7 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                               Three months ended
                             --------------------------------------------------
                              MARCH 31,   Dec. 31, Sept. 30, June 30, March 31,
                                 1996       1995      1995     1995      1995
                             --------------------------------------------------
Beginning balance            $     38,287 $ 38,232 $  38,143 $ 38,020 $  38,271
 Loans charged-off:
  Commercial                          397      135        96      180       342
  Commercial real estate               82      155        --       --        16
  Residential mortgage                 14      153         2       24        11
  Consumer                            735      696       647      641       890
- - -------------------------------------------------------------------------------
  Total                             1,228    1,139       745      845     1,259
- - -------------------------------------------------------------------------------
 Recoveries of loans
  previously charged-off:
   Commercial                         807      428       318      410       423
   Commercial real estate             463      119       259      269       340
   Residential mortgage               130      302        19       27        25
   Consumer                           191      169       223      222       220
- - -------------------------------------------------------------------------------
    Total                           1,591    1,018       819      928     1,008
- - -------------------------------------------------------------------------------
 Net loans charged-off
  (recoveries)                       (363)     121       (74)     (83)      251
 Provision for loan losses            911      176        15       40        --
- - -------------------------------------------------------------------------------
Ending balance               $     39,561 $ 38,287 $  38,232 $ 38,143 $  38,020
- - -------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                   1.89     1.80      1.88     1.91      2.00
 Net loan losses
  (recoveries) (annualized)
  to average loans(1)                (.07)     .02      (.01)    (.02)      .05
- - -------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale
===============================================================================

The adequacy of the allowance for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charges against earnings in amounts necessary to maintain the adequacy of the allowance for loan losses. These provisions totaled $911 thousand for the first quarter of 1996 compared to no provision for the first quarter of 1995. Management believes that the allowance for loan losses is adequate for each period presented based upon the evaluation criteria and information available at that time.

INTEREST RATE SENSITIVITY AND LIQUIDITY

BOK Financial's asset/liability management policy addresses several complementary goals: assuring adequate liquidity, maintaining an appropriate balance between interest sensitive assets and liabilities, and maximizing net interest revenue. The responsibility for attaining these goals rests with the Asset/Liability Committee.

Interest rate sensitivity, the risk associated with changes in interest rates, is of primary importance within the banking industry. Management has established strategies and procedures to protect net interest revenue against significant changes in interest rates. Generally, these strategies are designed to achieve an acceptable level of net interest revenue based upon management's projections of future changes in interest rates.

Management simulates the potential effect of changes in interest rates through computer modeling which incorporates both the current gap position and the expected magnitude of the repricing of specific types of assets and liabilities. This modeling is performed assuming expected interest rates over the next twelve months based on both a "most likely" rate scenario and a "shock test" rate scenario assuming a 200 basis point increase over the next twelve months. An independent source is used to determine the most likely interest rates for the next year. At March 31, 1996, this modeling indicated that under both the most likely interest rate forecast and the shock test, net interest revenue for 1996 could increase by approximately 7% to 8% compared to 1995. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results may differ significantly.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These swaps are used to more closely match the interest paid on certain long-term, fixed rate certificates of deposit with earning assets. Swaps allow BOK Financial to offer these deposits to its customers without altering the desired repricing characteristics. BOK Financial accrues and periodically receives a fixed amount from the counter parties to these swaps and accrues and periodically makes a variable payment to the counter parties.Credit risk from these swaps is closely monitored and counter parties to these contracts are selected on the basis of their credit worthiness among other factors. Derivative products are not used for speculative purposes.

- - -------------------------------------------------------------------------------
TABLE 8 - INTEREST RATE SWAPS
(In thousands)

                                Notional            Pay               Receive
                                 Amount             Rate                Rate
                           ----------------------------------------------------
Expiration:
  1998                           $70,000      5.25 - 7.03% (1)   5.8125 - 7.96%
  1999                            15,000           5.2578  (1)            7.68
- - -------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset quarterly or semiannually.
===============================================================================

The best measure of liquidity is the ability to obtain funds to meet cash requirements. Liquidity is achieved through maturities of earning assets, securities available for sale and loans held for sale. On the liability side, liquidity depends on the availability of deposits and short-term borrowings in both the local and national markets. BOK Financial obtains 73% of its funding through deposits and 7% through equity.

Cash used by operating activities in the first quarter of 1996 totaled $11 million. Excluding an increase in mortgage loans held for sale, operating activities provided $19 million. This compares to cash provided by operating activities of $32 million, or $19 million excluding the decrease in mortgage loans held for sale, in the first quarter of 1995.

Investing activities used $7 million in the first quarter of 1996, primarily for the net purchase of securities totaling $30 million, partially offset by the proceeds of the student loan sale. This is compared to $169 million used by investing activities in the first quarter of 1995 for both securities and loan growth.

Financing activities provided $13 million during the first quarter of 1996. Certificates of deposit provided $229 million and other deposit accounts provided $27 million, which offset $243 million which was used to reduce borrowed funds.

- - -------------------------------------------------------------------------------
TABLE 9 - CAPITAL RATIOS

                                MARCH 31, Dec. 31, Sept. 30, June 30, March 31,
                                   1996     1995      1995     1995      1995
                               ------------------------------------------------
Risk-based capital
  Tier 1 capital                   10.08%    9.91%     9.75%    9.44%     9.34%
  Total capital                    11.33    11.17     11.01    10.70     11.36
Leverage                            6.80     6.55      6.27     5.92      5.79
===============================================================================

REPORT OF MANAGEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition, results of operations and cash flows of BOK Financial and its subsidiaries at the dates and for the periods presented.

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1995 Form 10-K to the Securities and Exchange Commission which contains audited financial statements.

- - -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Share Data)

                                                            Three months ended
                                                                 March 31,
                                                        -----------------------
                                                             1996        1995
                                                        -----------------------
INTEREST REVENUE
Loans                                                     $  47,866  $  40,999
Taxable securities                                           20,251     19,864
Tax-exempt securities                                         2,002      4,692
- - -------------------------------------------------------------------------------
  Total securities                                           22,253     24,556
- - -------------------------------------------------------------------------------
Trading securities                                               95         47
Funds sold                                                      402        346
- - -------------------------------------------------------------------------------
  Total interest revenue                                     70,616     65,948
- - -------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                     28,821     22,396
Other borrowings                                             10,993     14,808
Subordinated debenture                                           --        341
- - -------------------------------------------------------------------------------
  Total interest expense                                     39,814     37,545
- - -------------------------------------------------------------------------------
NET INTEREST REVENUE                                         30,802     28,403
PROVISION FOR LOAN LOSSES                                       911         --
- - -------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER
  PROVISION FOR  LOAN LOSSES                                 29,891     28,403
- - -------------------------------------------------------------------------------
OTHER OPERATING REVENUE
Brokerage and trading revenue                                 2,078      1,289
TransFund network revenue                                     2,096      1,549
Securities gains (losses), net                                  (18)        --
Trust fees and commissions                                    5,469      5,002
Service charges and fees on
  deposit accounts                                            5,839      5,100
Mortgage banking revenue, net                                 5,869      4,284
Other revenue                                                 5,251      4,929
- - -------------------------------------------------------------------------------
  Total other operating revenue                              26,584     22,153
- - -------------------------------------------------------------------------------

(In Thousands Except Share Data)


                                                            Three months ended
                                                                 March 31,
                                                        -----------------------
                                                             1996        1995
                                                        -----------------------

OTHER OPERATING EXPENSE
Personnel                                                  $ 17,747     17,369
Business promotion                                            1,494      1,598
Professional fees and services                                1,242      1,410
Net occupancy, equipment and
  data processing                                             7,158      6,251
FDIC and other insurance                                        539      1,627
Printing postage and supplies                                 1,577      1,585
Net gains and operating expenses
  on repossessed assets                                        (197)    (1,037)
Amortization of intangible assets                             1,465      1,493
Mortgage banking costs                                        3,745      2,892
Other expense                                                 2,872      1,917
- - -------------------------------------------------------------------------------
  Total other operating expense                              37,642     35,105
- - -------------------------------------------------------------------------------
INCOME BEFORE TAXES                                          18,833     15,451
Federal and state income tax                                  5,838      3,484
- - -------------------------------------------------------------------------------
NET INCOME                                                $  12,995   $ 11,967
===============================================================================
EARNINGS PER SHARE:
  Net income
    Primary                                               $     .62   $    .57
- - -------------------------------------------------------------------------------
    Fully diluted                                         $     .56   $    .52
- - -------------------------------------------------------------------------------
AVERAGE SHARES USED IN COMPUTATION:
  Primary                                                20,500,669  20,487,814
- - -------------------------------------------------------------------------------
  Fully diluted                                          23,248,818  23,221,119
===============================================================================

See accompanying notes to consolidated financial statements

- - -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                       MARCH 31,     December 31,    March 31,
                                         1996            1995          1995
                                    -------------------------------------------
ASSETS
Cash and due from banks               $   270,364    $   303,499    $  217,553
Funds sold                                 36,000          8,440        17,465
Trading securities                          6,753          7,777         3,531
Securities:
  Available for sale                    1,367,894      1,366,661       690,960
  Investment (fair value:
    March 31, 1996 - $192,572;
    December 31, 1995 - $181,786;
    March 31, 1995 - $912,562)            192,481        179,121       955,439
- - -------------------------------------------------------------------------------
    Total securities                    1,560,375      1,545,782     1,646,399
- - -------------------------------------------------------------------------------
Loans                                   2,199,161      2,194,368     1,923,703
Less reserve for loan losses               39,561         38,287        38,020
- - -------------------------------------------------------------------------------
  Net loans                             2,159,600      2,156,081     1,885,683
- - -------------------------------------------------------------------------------
Premises and equipment, net                48,032         47,673        43,837
Accrued revenue receivable                 45,324         41,121        38,425
Excess cost over fair value of net
  assets acquired and core deposit
  premiums (net of accumulated
  amortization:
    March 31, 1996 - $22,991;
    December 31, 1995 - $21,526;
    March 31, 1995 - $17,026)              36,043         37,134        41,603
Mortgage servicing rights                  50,895         50,634        44,958
Real estate and other repossessed
  assets                                    3,475          3,399         4,401
Other assets                               22,854         20,378        17,133
- - -------------------------------------------------------------------------------
    Total assets                      $ 4,239,715    $ 4,221,918    $3,960,988
===============================================================================

(In Thousands Except Share Data)

                                       MARCH 31,     December 31,    March 31,
                                         1996            1995          1995
                                    -------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits   $   632,720    $   651,134    $  593,825
Interest-bearing deposits:
  Transaction                              98,740        411,861       391,689
  Money market                            728,125        369,344       353,655
  Savings                                 104,176        104,726       129,098
  Time                                  1,629,254      1,400,644     1,200,633
- - -------------------------------------------------------------------------------
    Total deposits                      3,193,015      2,937,709     2,668,900
- - -------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                              522,108        697,497       920,704
Other borrowings                          182,831        250,309        54,888
Accrued interest, taxes and expense        24,467         25,107        25,681
Other liabilities                          11,325          9,731        11,423
Subordinated debenture                         --             --        23,000
- - -------------------------------------------------------------------------------
    Total liabilities                   3,933,746      3,920,353     3,704,596
- - -------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                23             23            13
Common stock ($.00006 par value;
  2,500,000,000 shares authorized;
  shares issued and outstanding:
  March 31, 1996 - 20,436,431;
  December 31, 1995 - 20,415,504;
  March 31, 1995 - 19,758,145)                  1              1             1
Capital surplus                           157,844        157,395       143,223
Retained earnings                         159,347        146,727       123,470
Unrealized loss on securities
  available for sale                      (11,102)        (2,427)      (10,071)
Less notes receivable from
  exercise of stock options                  (144)          (154)         (244)
- - -------------------------------------------------------------------------------
    Total shareholders' equity            305,969        301,565       256,392
- - -------------------------------------------------------------------------------
      Total liabilities and
        shareholders' equity          $ 4,239,715    $ 4,221,918   $ 3,960,988
===============================================================================

See accompanying notes to consolidated financial statements

- - -------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS EQUITY
(in thousands)

                            Preferred Stock  Common Stock    Capital  Retained  Unrealized     Notes
                            Shares   Amount  Shares Amount   Surplus  Earnings   Gain(Loss)   Receivable     Total
                            --------------------------------------------------------------------------------------
Balances at
  December 31, 1994         250,000 $    13  19,735    $1   $142,718  $111,878     $(17,423)     $(285)  $236,902
Net income                       --      --      --    --         --    11,967           --         --     11,967
Issuance of common stock
  to Thrift Plan                 --      --       3    --         70        --           --         --         70
Exercise of stock options        --      --      --    --         21        --           --         --         21
Payments on stock option
  notes receivable               --      --      --    --         --        --           --         41         41
Preferred dividends paid
  in shares of common stock      --      --      18    --        375      (375)          --         --         --
Director retainer shares         --      --       2    --         39        --           --         --         39
Change in unrealized net
  gain(loss) on securities
  available for sale             --      --      --    --         --        --        7,352         --      7,352
- - ------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 1995            250,000 $    13  19,758    $1   $143,223  $123,470     $(10,071)     $(244)  $256,392
==================================================================================================================

Balances at
  December 31, 1995         250,102 $    23  20,416    $1   $157,395  $146,727     $ (2,427)     $(154)  $301,565
Net income                       --      --      --    --         --    12,995           --         --     12,995
Issuance of common stock
   to Thrift Plan                --      --      --    --         --        --           --         --         --
Exercise of stock options        --      --       2    --         34        --           --         --         34
Payments on stock option
   notes receivable              --      --      --    --         --        --           --         10         10
Preferred dividends paid
  in shares of common stock      --      --      16    --        375      (375)          --         --         --
Director retainer shares         --      --       2    --         40        --           --         --         40
Change in unrealized net
  gain(loss) on securities
  available for sale             --      --      --    --         --        --        (8,675)        --     (8,675)
- - -------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 1996            250,102 $    23  20,436    $1   $157,844  $159,347      $(11,102)     $(144)  $305,969
===================================================================================================================

See accompanying notes to consolidated financial statements.

- - -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                               1996       1995
                                                           --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                 $  12,995 $  11,967
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan and repossessed
    real estate losses                                           912        --
  Depreciation and amortization                                5,583     4,395
  Net amortization of investment security
    discounts and premiums                                       697       405
  Net gain on sale of assets                                  (1,862)   (1,302)
  Mortgage loans originated for resale                      (194,294)  (70,065)
  Proceeds from sale of mortgage loans
    held for resale                                          164,483    82,944
  (Increase) decrease in trading securities                    1,024      (996)
  (Increase) decrease in accrued revenue receivable           (4,203)    2,973
  Increase in other assets                                    (2,476)   (2,854)
  Increase in accrued interest, taxes and expense              4,922     3,571
  Increase in other liabilities                                1,370     1,226
- - -------------------------------------------------------------------------------
Net cash provided (used) by operating activities             (10,849)   32,264
- - -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            6,959    15,329
  Proceeds from maturities of available for sale securities  107,179    27,908
  Purchases of investment securities                         (20,404)  (13,895)
  Purchases of available for sale securities                (159,472)  (76,306)
  Proceeds from sales of available for sale securities        36,193        --
  Loans originated or acquired net or principal collected        975   (94,950)
  Proceeds from sales of assets                               26,334     1,452
  Purchases of assets                                         (4,813)   (9,274)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                      (200)  (19,371)
- - -------------------------------------------------------------------------------
  Net cash used by investing activities                       (7,249) (169,107)
- - -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits,
    transaction deposits, money market deposits,
    and savings accounts                                      26,696   (56,756)
  Net increase in certificates of deposit                    228,610   118,089
  Net increase (decrease) in other borrowings               (242,867)    1,258
  Issuance of preferred, common and treasury stock, net           74       130
  Payments on stock option notes receivable                       10        41
- - -------------------------------------------------------------------------------
Net cash provided by financing activities                     12,523    62,762
- - -------------------------------------------------------------------------------

(In Thousands Except Share Data)

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                               1996       1995
                                                           --------------------

Net decrease in cash and cash equivalents                  $  (5,575)$ (74,081)
Cash and cash equivalents at beginning of period             311,939   309,099
- - -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 306,364 $ 235,018
===============================================================================

CASH PAID FOR INTEREST                                     $  38,876 $  33,281
===============================================================================
CASH PAID FOR TAXES                                        $     253 $   2,645
===============================================================================
NET LOANS TRANSFERRED TO
  REPOSSESSED REAL ESTATE AND OTHER ASSETS                 $     223 $     651
===============================================================================
PAYMENT OF PREFERRED STOCK DIVIDENDS IN COMMON STOCK       $     375 $     375
===============================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its banking subsidiaries, Bank of Oklahoma, N.A. and Citizens Bank of Northwest Arkansas. Certain prior period balances have been reclassified to conform with the current period presentation.


(2) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

- - --------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances,
Average Yields and Rates
(In Thousands Except Share Data)

                                            For Three months ended
                            ---------------------------------------------------
                                  MARCH 31, 1996           December 31, 1995
                            ---------------------------------------------------
                              Average  Revenue/ Yield   Average   Revenue/Yield
                              Balance  Expense  /Rate   Balance   Expense /Rate
                            ---------------------------------------------------

ASSETS
  Taxable securities        $1,274,853 $19,095  6.02%  $1,285,158 $19,337 5.97%
  Tax-exempt securities(1)     269,115   5,032  7.52      256,599   4,824 7.46
- - -------------------------------------------------------------------------------
    Total securities         1,543,968  24,127  6.28    1,541,757  24,161 6.22
- - -------------------------------------------------------------------------------
  Trading securities             6,005      95  6.36        3,787      72 7.54
  Funds sold                    27,409     402  5.90       19,197     288 5.95
  Loans(2)                   2,189,423  47,866  8.79    2,145,558  47,838 8.85
    Less reserve for
      loan losses               38,966                     38,378
- - -------------------------------------------------------------------------------
  Loans, net of reserve      2,150,457  47,866  8.95    2,107,180  47,838 9.01
- - -------------------------------------------------------------------------------
    Total earning assets     3,727,839  72,490  7.82    3,671,921  72,359 7.82
- - -------------------------------------------------------------------------------
  Cash and other assets        432,081                    431,982
- - -------------------------------------------------------------------------------
        Total assets        $4,159,920                 $4,103,903
===============================================================================
LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Transaction deposits      $  298,442   2,051  2.76   $  385,302   2,714 2.79
  Money market deposits        506,281   4,336  3.44      374,618   3,891 4.12
  Savings deposits             103,931     629  2.43      106,633     654 2.43
  Other time deposits        1,533,143  21,805  5.72    1,338,106  19,416 5.76
- - -------------------------------------------------------------------------------
    Total interest-bearing
      deposits               2,441,797  28,821  4.75    2,204,659  26,675 4.80
- - -------------------------------------------------------------------------------
  Other borrowings             778,343  10,993  5.68      973,914  14,457 5.89
  Subordinated debenture            --      --    --           --      --   --
- - -------------------------------------------------------------------------------
    Total interest-bearing
      liabilities            3,220,140  39,814  4.97    3,178,573  41,132 5.13
- - -------------------------------------------------------------------------------

  Demand deposits              588,624                    584,748
  Other liabilities             40,865                     43,465
  Shareholders' equity         310,291                    297,117
- - -------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity  $4,159,920                 $4,103,903
===============================================================================
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1)                 32,676  2.85               31,227 2.69
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1) TO
    EARNING ASSETS                              3.53                      3.37
  Less tax-equivalent
    adjustment(1)                        1,874                      1,780
- - -------------------------------------------------------------------------------
NET INTEREST REVENUE                    30,802                     29,447
Provision for loan losses                  911                        176
Other operating revenue                 26,584                     23,951
Other operating expense                 37,642                     36,852
- - -------------------------------------------------------------------------------
INCOME BEFORE TAXES                     18,833                     16,370
Federal and state income tax             5,838                      3,707
- - -------------------------------------------------------------------------------
NET INCOME                             $12,995                    $12,663
===============================================================================
EARNINGS PER SHARE:
  NET INCOME
    Primary                            $   .62                    $   .60
- - -------------------------------------------------------------------------------
    Fully Diluted                      $   .56                    $   .54
===============================================================================

(1) Tax-equivalent at the statutory federal and state rates for all periods presented.  The taxable equivalent adjustments shown above are for comparative purposes.
(2) The loan averages include loans on which the accrual of interest has been discounted and are stated net of unearned income.
- - -------------------------------------------------------------------------------

                             For Three months ended
- - -------------------------------------------------------------------------------
  September 30, 1995              June 30, 1995              March 31, 1995
- - -------------------------------------------------------------------------------
  Average   Revenue/ Yield   Average   Revenue/ Yield   Average   Revenue/Yield
  Balance   Expense  /Rate   Balance   Expense  /Rate   Balance   Expense /Rate
- - -------------------------------------------------------------------------------


 $1,336,474 $20,243  6.01%  $1,425,922 $21,905  6.16%  $1,373,411 $21,591 6.38%
    255,688   4,798  7.44      253,770   4,799  7.59      249,725   4,692 7.62
- - -------------------------------------------------------------------------------
  1,592,162  25,041  6.24    1,679,692  26,704  6.38    1,623,136  26,283 6.57
- - -------------------------------------------------------------------------------
      3,323      51  6.09        4,565      72  6.33        3,010      47 6.33
      9,826     149  6.02       13,670     213  6.25       23,463     346 5.98
  2,073,088  46,216  8.84    1,958,467  43,999  9.01    1,869,484  40,999 8.89

     38,372                     38,218                     38,302
- - -------------------------------------------------------------------------------
  2,034,716  46,216  9.01    1,920,249  43,999  9.19    1,831,182  40,999 9.08
- - -------------------------------------------------------------------------------
  3,640,027  71,457  7.79    3,618,176  70,988  7.87    3,480,791  67,675 7.88
- - -------------------------------------------------------------------------------
    418,656                    424,687                    406,957
- - -------------------------------------------------------------------------------
 $4,058,683                $ 4,042,863                 $3,887,748
===============================================================================


 $  387,039   2,713  2.78  $   393,141   2,739  2.79   $  392,266   2,715 2.81
    378,298   3,802  3.99      362,817   3,515  3.89      360,745   3,187 3.58
    115,312     710  2.44      123,169     738  2.40      129,834     855 2.67
  1,208,924  17,454  5.73    1,193,816  16,997  5.71    1,176,686  15,639 5.39
- - -------------------------------------------------------------------------------

  2,089,573  24,679  4.69    2,072,943  23,989  4.64    2,059,531  22,396 4.41
- - -------------------------------------------------------------------------------
  1,060,864  15,952  5.97    1,090,359  16,868  6.21      969,528  14,808 6.19
         --      --    --          506      12  9.00       23,000     341 6.00
- - -------------------------------------------------------------------------------

  3,150,437  40,631  5.12    3,163,808  40,869  5.18    3,052,059  37,545 4.99
- - -------------------------------------------------------------------------------

   586,340                    576,761                    551,114
    39,746                     38,268                     39,118
   282,160                    264,025                    245,457
- - -------------------------------------------------------------------------------

 $4,058,683                 $4,042,862                 $3,887,748
===============================================================================

             30,826  2.67               30,119  2.69               30,130 2.89


                     3.36                       3.34                      3.51

              1,771                      1,760                      1,727
- - -------------------------------------------------------------------------------
             29,055                     28,359                     28,403
                 15                         40                         --
             23,185                     21,857                     22,153
             35,682                     34,567                     35,105
- - -------------------------------------------------------------------------------
             16,543                     15,609                     15,451
              4,050                      3,527                      3,484
- - -------------------------------------------------------------------------------
            $12,493                    $12,082                    $11,967
===============================================================================


            $   .59                    $   .57                    $   .57
- - -------------------------------------------------------------------------------
            $   .54                    $   .52                    $   .52
===============================================================================

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:
               No. 27   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months
                 ended March 31, 1996.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOK FINANCIAL CORPORATION
                                             -------------------------
                                                   (Registrant)



Date   May 13, 1996                     /s/ James A. White
     -----------------                       -------------------
                                        James A. White
                                        Executive Vice President and
                                         Chief Financial Officer