Form 10-Q
period 1996-06-30
BOK FINANCIAL CORP ET AL
filed 1996-08-13
CIK 875357

As filed with the Securities and Exchange Commission on August 13, 1996
================================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30,1996
                    Commission File No. 0-19341

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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 20,462,446 shares of common stock ($.00006 par value) as of July 31, 1996.

================================================================================

                           BOK Financial Corporation
                             Form 10-Q
                    Quarter Ended June 30, 1996

                               Index

Part I.  Financial Information
      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                         2
      Report of Management on Consolidated
            Financial Statements                         12
      Consolidated Statements of Earnings                13
      Consolidated Balance Sheets                        14
      Consolidated Statements of Changes
            in Shareholders' Equity                      15
      Consolidated Statements of Cash Flows              16
      Notes to Consolidated Financial Statements         17
      Financial Summaries - Unaudited                    19

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K           22

      Signature                                          22



MANAGEMENT'S DISCUSSION AND ANALYSIS


HIGHLIGHTS

BOK Financial Corporation ("BOK Financial")recorded net income of $13.6 million or $0.58 per fully diluted common share for the second quarter of 1996 compared to $12.1 million or $0.52 per fully diluted common share for the second quarter of 1995. Returns on average assets and equity were 1.29% and 17.51%, respectively, for the second quarter of 1996. This is compared to returns on average assets and equity of 1.20% and 18.35%, respectively, for the same period in 1995.

Year to date net income and earnings per fully diluted common share were $26.6 million or $1.14, respectively for 1996 compared to $24.0 million or $1.03, respectively for 1995.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $34.4 million for the second quarter of 1996 compared to $30.1 million for the second quarter of 1995, an increase of $4.3 million or 14.3%. Average earning assets increased by $188 million while interest bearing liabilities increased $109 million. Total interest-bearing liabilities as a percent of earning assets decreased to 86.0% from 87.4% due to increases in both average demand deposits and equity. Concurrently, average loans increased by $275 million or 14.1%.Total loans, net of allowance, now comprise 57.6% of average earning assets, an increase from 53.1% in the second quarter of 1995. The increase in average earning assets and the improvement in asset mix increased interest income by $4.9 million. This increase was partially offset by lower aggregate yields on earning assets of $1.7 million.

Since the second quarter of 1995, management has taken steps to reduce BOK Financial's reliance on borrowed funds and to increase deposits as a source of funding. Average interest-bearing deposits increased $468 million or 22.6% compared to the second quarter of 1995 while borrowed funds decreased $359
million or 32.9%.   This improvement in the mix of interest-bearing liabilities also contributed to the increase in net interest revenue. Additionally, interest rate swaps which hedge against interest rate risk on certain long-term certificates of deposit, reduced interest expense for the second quarter and year to date, 1996 by $446 thousand and $672 thousand, respectively.

- --------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                             Three months ended            Six months ended
                             June 30, 1996/1995           June 30, 1996/1995
                        -------------------------------------------------------
                                   -----Due to-----             -----Due to----
                                           Yield                       Yield
                          Change    Volume   /Rate     Change    Volume  /Rate
                        -------------------------------------------------------
Tax-equivalent interest
  revenue:
  Securities            $ (2,251) $(1,708) $   (543)$  (4,407) $(2,759)$(1,649)
  Trading securities          28       29        (1)       76       76       0
  Loans                    5,086    6,127    (1,041)   11,952   13,427  (1,474)
  Funds sold                 361      426       (65)      417      486     (69)
- -------------------------------------------------------------------------------
Total                      3,224    4,874    (1,650)    8,038   11,230  (3,192)
- -------------------------------------------------------------------------------
Interest expense:
  Transaction deposits    (1,993)  (2,785)      792    (2,657)  (2,998)    341
  Money market deposits    2,599    3,518      (919)    3,748    4,761  (1,013)
  Savings deposits          (114)    (121)        7      (340)    (280)    (60)
  Time deposits            5,125    5,740      (615)   11,291   10,703     588
  Other borrowings        (6,701)  (5,279)   (1,422)  (10,517)  (8,041) (2,476)
  Subordinated debenture     (12)     (12)        0      (352)    (352)      0
- -------------------------------------------------------------------------------
Total                     (1,096)   1,061    (2,157)    1,173    3,793  (2,620)
- -------------------------------------------------------------------------------
Tax-equivalent net
  interest revenue      $  4,320  $ 3,813  $    507 $   6,865  $ 7,437    (572)
Change in tax-equivalent
  adjustment                 232                          378
- -------------------------------------------------------------------------------
Net interest revenue    $  4,088                    $   6,487
===============================================================================
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.


Net interest margin,the ratio of net interest revenue to average earning assets
was 3.64% for the second quarter of 1996.   This is compared to 3.34% in the
same quarter of 1995 and 3.53% for the first quarter of 1996. The improvement in net interest margin continues to be due primarily to the change in mix of interest-bearing liabilities. While the yield on average earning assets decreased slightly compared to the second quarter of 1995, the cost of interest bearing liabilities decreased 29 basis points. This decrease in the cost of funds contributed $2.2 million to the increase in net interest revenue.

Year to date tax equivalent net interest revenue was $67.1 million, a $6.9 million or 11.4% increase from the first half of 1995. Growth in average earning assets and improvement in the mix of earning assets contributed $11.2 million, partially offset by lower yield. Increases in average interest-bearing liabilities between the two periods were substantially reduced by lower rates.

- ------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                            Three Months Ended
                          -----------------------------------------------------
                            JUNE 30,   March 31,  Dec. 30,  Sept. 30, June 30,
                              1996       1996       1995      1995       1995
                          -----------------------------------------------------
Brokerage and trading
  revenue                  $   1,823  $   2,078  $   1,518 $  1,808  $   1,431
TransFund network revenue      2,153      2,096      1,880    1,867      1,729
Securities gains (losses),
  net                         (1,967)       (18)         0      948        226
Trust fees and commissions     5,528      5,469      5,014    4,731      4,616
Service charges and fees
  on deposit accounts          5,732      5,839      5,697    5,205      5,150
Mortgage banking revenue       6,056      5,869      5,905    4,850      5,297
Other revenue                  4,641      5,251      3,937    3,776      3,408
- -------------------------------------------------------------------------------
  Total                    $  23,966  $  26,584  $  23,951 $ 23,185  $  21,857
===============================================================================

Other operating revenue (excluding securities gains and losses) increased $4.3 million or 19.9% compared to the same quarter of 1995. All significant revenue
producing activities contributed to this increase.   The increased revenue from
brokerage and trading activities, TransFund network,trust fees and deposit fees was due primarily to volume gains in each area. Mortgage banking revenue increased $759 thousand or 14.3% due primarily to servicing fees on loans originated or purchased. The growth in other revenue was due primarily to volume increases in customer use of debit and credit cards and to growth in equipment leasing activities.

During the second quarter of 1996, management elected to sell securities totaling $185 million at a loss of $2.0 million. The proceeds of this sale were reinvested in securities which will return a higher yield without extending the duration of the securities portfolio.

Year to date, other operating revenue (excluding securities gains and losses) increased $8.8 million or 20.0%. The same volume-related factors which caused the second quarter's increases also contributed to the year to date increases.

- --------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)

                                            Three Months Ended
                          ------------------------------------------------------
                            JUNE 30,   March 31,  Dec. 31,   Sept. 30, June 30,
                               1996       1996       1995      1995       1995
                          ------------------------------------------------------
Personnel                  $  18,059  $  17,747  $  17,097  $ 16,729  $  16,103
Business promotion             1,801      1,494      1,315     1,658      1,468
Professional fees/services     1,420      1,242      1,307     1,973      1,208
Net occupancy, equipment
  and data processing          7,845      7,158      7,318     7,106      6,649
FDIC and other insurance         555        539        660       519      1,600
Printing, postage and
  supplies                     1,763      1,577      1,771     1,582      1,402
Net gains and operating
  expenses on repossessed
  assets                        (946)      (197)      (164)     (858)    (1,039)
Amortization of intangible
  assets                       5,288      1,465      1,527     1,495      1,477
Mortgage banking costs         3,646      3,745      3,222     3,184      3,231
Other expense                  3,343      2,872      2,799     2,294      2,468
- --------------------------------------------------------------------------------
  Total                    $  42,774  $  37,642  $  36,852  $ 35,682  $  34,567
===============================================================================

Operating expenses for the second quarter of 1996 increased $8.2 million or 23.7% compared to the second quarter of 1996. The most significant increase in operating expenses was due to the write-off of certain intangible assets totaling $3.8 million. Since 1991, BOK Financial acquired deposits insured by the FDIC's Savings Association Insurance Fund ("SAIF") totaling approximately $843 million. In conjunction with these acquisitions, core deposit intangible assets which represent the future net earnings potential of these funds, were recorded. In determining the value of these core deposit intangible assets, assumptions were made regarding the returns which were expected to be earned over the costs incurred, which included interest expense, processing costs and deposit insurance premiums. The failure of Congress to resolve the differential between deposit insurance rates paid on SAIF insured deposits compared to Bank Insurance Fund ("BIF") deposits, which was expected to occur early in 1996, in addition to heightened competitive pressures have caused the spreads between the actual returns and costs to decrease significantly. These conditions have caused the value of these core deposit intangible assets to be impaired.

Personnel costs have increased $2.0 million or 12.1% compared to the second quarter of 1995. Approximately $490 thousand of this increase is due to incentive compensation plans which vary directly with increases in revenue. Other expenses, including business promotion, data processing and mortgage banking costs have increased 17.0% due to expanded volume. The increases in operating expenses were partially offset by a decrease in premiums due on BIF insured deposits. As previously noted, the ultimate resolution of the insurance rate differential between BIF insured deposits and SAIF insured deposits remains uncertain. Previous proposals would require banks and savings associations to pay a one-time assessment on all SAIF-insured deposits. The ultimate amount and timing of this assessment, if any, is subject to the Federal budget reconciliation process. Management will accrue for any resulting assessment once it becomes reasonably estimable.

In addition to the write-down of impaired intangible assets, BOK Financial incurred expenses of $750 thousand on its deposit operations primarily related to the conversion to item processing equipment which will enhance future operating efficiency.

The relative growth in operating expenses exceeded growth in tax-equivalent revenue when compared to the first quarter of 1996. The result is an efficiency ratio of 66.09% compared to efficiency ratios of 63.83% and 68.80% for the first quarter of 1996 and the second quarter of 1995, respectively. Management believes that the actions taken during the quarter to enhance future operations will cause the efficiency ratio to decrease over the remainder of 1996.

- -------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING
SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                            Three Months Ended
                          ------------------------------------------------------
                            JUNE 30,   March 31,  Dec. 31,   Sept. 30, June 30,
                               1996       1996       1995       1995      1995
                          ------------------------------------------------------
Total Other Operating
  Expense                  $  42,774  $  37,642  $  36,852  $ 35,682  $ 34,567
FDIC Insurance premium
  reduction, net of costs          0          0          0         0    (1,085)
Organizational costs for
  new subsidiary                   0          0          0      (500)        0
Net gains and operating
  costs from repossessed
  assets                         946        197        164       858     1,039
Asset valuation charges       (4,071)      (500)      (500)     (350)     (605)
Item processing conversion
 and related costs              (750)         -          -         -         -
Employee benefits and
  other related charges            0          0          0         0       550
- -------------------------------------------------------------------------------
  Total                     $ 38,889  $  37,339  $  36,516  $ 35,690  $  34,466
===============================================================================

Year to date, operating expenses (excluding gains on repossessed assets and the previously discussed write-off of core deposit intangible assets)increased $6.0 million or 8.3%. The more significant increases were personnel expenses which increased $2.3 million (including $1.2 million of increased incentive compensation which varies directly with increased revenue), data processing costs which increased $1.4 million due to increased processing volume, and mortgage banking costs which increased $1.3 million due to additional loan servicing.

BOK Financial recorded a provision for loan losses of $2.9million in the second quarter of 1996 compared to $40 thousand in the second quarter of 1995. The factors considered by management in determining that a provision for loan losses was appropriate are discussed subsequently under the Risk Elements heading.

BOK Financial reversed $6.2 million of valuation allowance related to certain deferred tax assets during the second quarter of 1996, resulting in a net tax benefit for the quarter of $2.9 million. The valuation allowance was related to certain built-in losses and net operating loss carryforwards which existed from the time BOK Financial acquired Bank of Oklahoma. BOK Financial's ability to realize the benefits of these losses was limited during a five year period after the acquisition. This period expired on June 6, 1996, and accordingly the valuation allowance was no longer considered necessary. Excluding the reversal of this allowance, income tax expense was 31% of income before taxes.

RISK ELEMENTS

The aggregate loan portfolio at June 30, 1996 increased $50 million or 2.3% since December 31, 1995 with substantially all of the increase occurring in the second quarter. Commercial and commercial real estate loans increased $64 million or 4.4%. Residential mortgage loans retained by BOK Financial decreased by $12 million as production of adjustable rate mortgages failed to maintain pace with normal loan payments. Consumer loans increased by $22 million after adjusting for the sale of $25 million of student loans in the first quarter.

- --------------------------------------------------------------------------------
TABLE 5 - LOANS
(In thousands)

                           JUNE 30,   March 31,  Dec. 31,   Sept. 30,  June 30,
                             1996       1996       1995      1995        1995
                         ------------------------------------------------------
Commercial:
  Energy                 $  176,685 $  156,230 $  159,887 $  159,430 $  160,223
  Manufacturing             139,509    148,068    136,701    131,465    122,781
  Wholesale/retail          179,458    156,261    143,941    139,426    145,141
  Agricultural               88,036     89,080     86,733     74,342     75,917
  Loans for purchasing or
    carrying securities       8,587      7,613      7,963      7,491      8,748
  Other commercial and
    industrial              287,339    288,518    325,839    284,590    300,783
Commercial real estate:
  Construction and land
    development             151,032    143,476    148,217    126,219    119,794
  Other real estate loans   493,107    473,110    450,385    436,929    406,819
Residential mortgage:
  Secured by 1-4 family
    residential property    424,766    419,135    436,816    432,565    429,750
  Residential mortgages
    held for resale          73,335    102,836     72,412     79,914     63,165
Consumer                    222,844    214,834    225,474    239,184    221,890
- --------------------------------------------------------------------------------
  Total                  $2,244,698 $2,199,161 $2,194,368 $2,111,555 $2,055,011
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

- --------------------------------------------------------------------------------
TABLE 6 - NONPERFORMING ASSETS
(In thousands)

                                  JUNE 30, March 31, Dec. 31, Sept. 30,  June 30
                                    1996      1996     1995     1995      1995
                                -----------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                   $  11,418 $ 12,399 $  14,646 $ 15,095 $  16,221
   Commercial real estate           8,528   10,138    10,621    6,412     5,057
   Residential mortgage             3,001    3,136     2,794    3,269     3,441
   Consumer                         1,037    1,178     1,227    1,175     1,020
- -------------------------------------------------------------------------------
    Total nonaccrual loans         23,984   26,851    29,288   25,951    25,739
  Loans past due (90 days)(1)      17,424   15,023     9,379    7,888     7,721
- -------------------------------------------------------------------------------
   Total nonperforming loans(1)    41,408   41,874    38,667   33,839    33,460
- -------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate            3,342    2,949     3,023    3,429     3,550
  Other                               481      526       376      344       382
- -------------------------------------------------------------------------------
   Total other nonperforming
    assets                          3,823    3,475     3,399    3,773     3,932
- -------------------------------------------------------------------------------
 Total nonperforming assets      $ 45,231 $ 45,349 $  42,066 $ 37,612 $  37,392
- -------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans              103.38%   94.48%    99.02%  112.98%  114.00%
 Nonperforming loans(1) to
  period-end loans(2)                1.91     2.00      1.82     1.67     1.68
- -------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government         $  12,456 $ 12,165 $   6,754 $  5,931 $   7,084

(2) Excludes residential
    mortgage loans held for sale
===============================================================================

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated,such loans are not included in the nonperforming assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At June 30, 1996, loans totaling $32 million were assigned to the substandard risk category, and loans totaling $72 million were assigned to the special mention category. These are compared to $42 million and $40 million, respectively, at December 31, 1995.

The allowance for loan losses, which is available to absorb losses inherent in the loan portfolio,totaled $43 million at June 30, 1996 compared to $38 million at December 31 1995 or 1.97% and 1.80%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally residential mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 7 presents statistical information regarding the reserve for loan losses.

- -------------------------------------------------------------------------------
TABLE 7 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                               Three months ended
                             --------------------------------------------------
                                 JUNE 30, March 31, Dec. 31, Sept. 30, June 30,
                                    1996      1996     1995     1995      1995
                             --------------------------------------------------
Beginning balance            $     39,561 $ 38,287 $  38,232 $ 38,143 $ 38,020
 Loans charged-off:
  Commercial                          222      397       135       96      180
  Commercial real estate              106       82       155        0        0
  Residential mortgage                 80       14       153        2       24
  Consumer                            820      735       696      647      641
- -------------------------------------------------------------------------------
  Total                             1,228    1,228     1,139      745      845
- -------------------------------------------------------------------------------
 Recoveries of loans
  previously charged-off:
   Commercial                         449      807       428      318      410
   Commercial real estate             741      463       119      259      269
   Residential mortgage                44      130       302       19       27
   Consumer                           303      191       169      223      222
- -------------------------------------------------------------------------------
    Total                           1,537    1,591     1,018      819      928
- -------------------------------------------------------------------------------
 Net loans charged-off
  (recoveries)                       (309)    (363)      121      (74)     (83)
 Provision for loan losses          2,937      911       176       15       40
 Addition due to acquisition            0        0         0        0        0
- -------------------------------------------------------------------------------
Ending balance               $     42,807 $ 39,561 $  38,287 $ 38,232 $ 38,143
- -------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                   1.97      1.89    1.80     1.88    1.91
 Net loan losses
  (recoveries) (annualized)
  to average loans(1)               (0.06)     (.07)    .02     (.01)   (.02)
- -------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale
===============================================================================

The adequacy of the allowance for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the allowance for loan losses. These provisions totaled $2.9 million for the second quarter of 1996 compared to $911 thousand in the first quarter of 1996 and $40 thousand for the second quarter of 1995. The provision for loan losses recorded in the second quarter of 1996 reflects management's assessment of the increased risk of loss due primarily to continued growth in the loan portfolio, moderation of economic activity in BOK Financial's primary market areas and drought conditions which prevailed over much of Oklahoma during the first half of 1996. Management believes that the allowance for loan losses is adequate for each period presented based upon the evaluation criteria and information available at that time.

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

Management simulates the potential effect of changes in interest rates through computer modeling which incorporates both the current gap position and the expected magnitude of the repricing of specific types of assets and liabilities. This modeling is performed assuming expected interest rates over the next twelve months based on both a "most likely" rate scenario and a "shock test" rate scenario assuming a 200 basis point increase over the next twelve months. An independent source is used to determine the most likely interest rates for the next year. At June 30, 1996, this modeling indicated that under both the most likely interest rate forecast and the shock test, net interest revenue for the next twelve months could increase by approximately 15% compared to 1995. While these results are consistent with the increase in net interest revenue for the first six months of 1996 compared to the same period in 1995, these simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results may differ significantly.

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

- -------------------------------------------------------------------------------
TABLE 8 - INTEREST RATE SWAPS
(In thousands)

                                Notional            Pay               Receive
                                 Amount             Rate                Rate
                           ----------------------------------------------------
Expiration:
  1998                           $70,000       5.25 - 7.03% (1)  5.8125 - 7.96%
  1999                            15,000            5.2578  (1)            7.68
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

Cash provided by operating activities in the first half of 1996 totaled $33 million. This compares to cash provided by operating activities of $5 million, or $29 million excluding the decrease in mortgage loans held for sale, in the first half of 1995.

Investing activities used $177 million in the first half of 1996, primarily for the net purchase of securities totaling $116 million and net loan fundings of $74 million. This is compared to $227 million in net loan fundings and limited net securities purchases in the first half of 1995.

Financing activities provided $139 million during the first half of 1996. Demand deposits provided $107 million of the $164 million increase in total demand, transaction, money market and savings deposits. Certificates of deposit provided $110 million. These funds were used to reduce other borrowings by $134 million as well as for investing activities.

- ------------------------------------------------------------------------------
TABLE 9 - CAPITAL RATIOS

                                June 30, March 31, Dec. 31, Sept. 30, June 30,
                                   1996      1996     1995     1995      1995
                               ------------------------------------------------
Average shareholders' equity
  to average assets
Risk-based capital
  Tier 1 capital                   10.43    10.08      9.91     9.75      9.44
  Total capital                    11.69    11.33     11.17    11.01     10.70
Leverage                            7.09     6.80      6.55     6.27      5.92
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

- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Share Data)

                                     Three Months Ended        Six Months Ended
                                            June 30,               June 30,
                                  ---------------------------------------------
                                      1996        1995        1996       1995
                                  ---------------------------------------------
INTEREST REVENUE
Loans                              $  49,024   $  43,999   $  96,890  $  84,998
Taxable securities                    19,215      21,905      38,310     43,496
Tax-exempt securities                  3,307       3,039       6,465      6,004
- -------------------------------------------------------------------------------
  Total securities                    22,522      24,944      44,775     49,500
- -------------------------------------------------------------------------------
Trading securities                       100          72         195        119
Funds sold                               574         213         976        559
- -------------------------------------------------------------------------------
  Total interest revenue              72,220      69,228     142,836    135,176
- -------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                              29,606      23,989      58,427     46,385
Other borrowings                      10,167      16,868      21,160     31,677
Subordinated debenture                    --          12          --        352
- -------------------------------------------------------------------------------
  Total interest expense              39,773      40,869      79,587     78,414
- -------------------------------------------------------------------------------
NET INTEREST REVENUE                  32,447      28,359      63,249     56,762
PROVISION FOR LOAN LOSSES              2,937          40       3,848         40
- -------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER
  PROVISION FOR  LOAN LOSSES          29,510      28,319      59,401     56,722
- -------------------------------------------------------------------------------
OTHER OPERATING REVENUE
Brokerage and trading revenue          1,823       1,431       3,901      2,720
TransFund network revenue              2,153       1,729       4,249      3,278
Securities gains (losses), net        (1,967)        226      (1,985)       226
Trust fees and commissions             5,528       4,616      10,997      9,618
Service charges and fees on
  deposit accounts                     5,732       5,150      11,571     10,250
Mortgage banking revenue, net          6,056       5,297      11,925      9,581
Other revenue                          4,641       3,408       9,892      8,337
- -------------------------------------------------------------------------------
  Total other operating revenue       23,966      21,857      50,550     44,010
- -------------------------------------------------------------------------------
OTHER OPERATING EXPENSE
Personnel                             18,059      16,103      35,806     33,472
Business promotion                     1,801       1,468       3,295      3,066
Professional fees and services         1,420       1,208       2,662      2,618
Net occupancy, equipment and
  data processing                      7,845       6,649      15,003     12,900
FDIC and other insurance                 555       1,600       1,094      3,227
Printing postage and supplies          1,763       1,402       3,340      2,987
Net gains and operating expenses
  on repossessed assets                 (946)     (1,039)     (1,143)    (2,076)
Amortization of intangible assets      5,288       1,477       6,753      2,969
Mortgage banking costs                 3,646       3,231       7,391      6,123
Other expense                          3,343       2,468       6,215      4,386
- -------------------------------------------------------------------------------
  Total other operating expense       42,774      34,567      80,416     69,672
- -------------------------------------------------------------------------------
INCOME BEFORE TAXES                   10,702      15,609      29,535     31,060
Federal and state income tax          (2,889)      3,527       2,949      7,011
- -------------------------------------------------------------------------------
NET INCOME                         $  13,591   $  12,082   $  26,586  $  24,049
===============================================================================
EARNINGS PER SHARE:
  Net income
    Primary                        $    0.64   $    0.57   $    1.26  $    1.13
- -------------------------------------------------------------------------------
    Fully diluted                  $    0.58   $    0.52   $    1.14  $    1.03
- -------------------------------------------------------------------------------
AVERAGE SHARES USED IN COMPUTATION:
  Primary                        20,535,122  20,523,233  20,526,580  20,529,053
- -------------------------------------------------------------------------------
  Fully diluted                  23,369,980  23,261,447  23,367,499  23,267,369
===============================================================================

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                       June 30,      December 31,    June 30,
                                         1996            1995          1995
                                    -------------------------------------------
ASSETS
Cash and due from banks               $   290,139    $   303,499    $   277,450
Funds sold                                 16,755          8,440          1,120
Trading securities                          6,055          7,777          1,825
Securities:
  Available for sale                    1,440,331      1,366,661        676,037
  Investment (fair value:
    June 30, 1996 - $191,420;
    December 31, 1995 - $181,786;
    June 30, 1995 - $926,850)             194,386        179,121        945,138
- -------------------------------------------------------------------------------
    Total securities                    1,634,717      1,545,782      1,621,175
- -------------------------------------------------------------------------------
Loans                                   2,244,698      2,194,368      2,055,011
Less reserve for loan losses               42,807         38,287         38,143
- -------------------------------------------------------------------------------
  Net loans                             2,201,891      2,156,081      2,016,868
- -------------------------------------------------------------------------------
Premises and equipment, net                48,659         47,673         45,555
Accrued revenue receivable                 43,807         41,121         37,428
Excess cost over fair value of net
  assets acquired and core deposit
  premiums (net of accumulated
  amortization:
    June 30, 1996 - $28,279;
    December 31, 1995 - $21,526;
    June 30, 1995 - $18,493)               30,755         37,134         40,106
Mortgage servicing rights                  61,815         50,634         43,605
Real estate and other repossessed
  assets                                    3,823          3,399          3,932
Other assets                               41,985         20,378         21,445
- -------------------------------------------------------------------------------
    Total assets                      $ 4,380,401    $ 4,221,918    $ 4,110,509
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits   $   758,173    $   651,134    $   621,698
Interest-bearing deposits:
  Transaction                             107,878        411,861        394,616
  Money market                            731,052        369,344        370,882
  Savings                                 103,486        104,726        120,228
  Time                                  1,510,704      1,400,644      1,184,499
- -------------------------------------------------------------------------------
    Total deposits                      3,211,293      2,937,709      2,691,923
- -------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                              522,031        697,497        944,099
Other borrowings                          291,320        250,309        162,966
Accrued interest, taxes and expense        25,778         25,107         26,406
Other liabilities                          14,904          9,731          9,011
- -------------------------------------------------------------------------------
    Total liabilities                   4,065,326      3,920,353      3,834,405
- -------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                23             23             13
Common stock ($.00006 par value;
  2,500,000,000 shares authorized;
  shares issued and outstanding:
  June 30, 1995 -20,458,215;
  December 31, 1995 - 20,415,504;
  June 30, 1995 -19,779,712)                    1              1              1
Capital surplus                           158,297        157,395        143,668
Retained earnings                         172,563        146,727        135,177
Unrealized loss on securities
  available for sale                      (15,676)        (2,427)        (2,515)
Less notes receivable from
  exercise of stock options                  (133)          (154)          (240)
- -------------------------------------------------------------------------------
    Total shareholders' equity            315,075        301,565        276,104
- -------------------------------------------------------------------------------
      Total liabilities and
        shareholders' equity          $ 4,380,401    $ 4,221,918    $ 4,110,509
===============================================================================

See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS EQUITY
(in thousands)

                            Preferred Stock  Common Stock    Capital  Retained  Unrealized     Notes
                            Shares   Amount  Shares Amount   Surplus  Earnings  Gain(Loss)   Receivable     Total
                            --------------------------------------------------------------------------------------
Balances at
  December 31, 1994         250,000 $    13  19,735    $1   $142,718  $111,878     $(17,423)     $(285)  $236,902
Net income                        -       -       -     -          -    24,049            -          -     24,049
Issuance of common stock
  to Thrift Plan                  -       -       3     -         70         -            -          -         70
Exercise of stock options         -       -       2     -         52         -            -          -         52
Payments on stock option
  notes receivable                -       -       -     -          -         -            -         45         45
Preferred dividends paid
  in shares of common stock       -       -      36     -        750      (750)           -          -          -
Director retainer shares          -       -       4     -         78         -            -          -         78
Change in unrealized net
  gain(loss) on securities
  available for sale              -       -       -     -          -         -       14,908          -     14,908
- ------------------------------------------------------------------------------------------------------------------
Balances at
 June 30, 1995              250,000 $    13  19,780    $1   $143,668  $135,177     $ (2,515)     $(240)  $276,104
==================================================================================================================

Balances at
  December 31, 1995         250,102 $    23  20,416    $1   $157,395  $146,727     $ (2,427)     $(154)  $301,565
Net income                        -       -       -     -          -    26,586            -          -     26,586
Issuance of common stock
   to Thrift Plan                 -       -       -     -          -         -            -          -          -
Exercise of stock options         -       -       5     -         69         -            -          -         69
Payments on stock option
   notes receivable               -       -       -     -          -         -            -         21         21
Issuance of preferred stock       3       -        -     -          -         -            -          -          -
Preferred dividends paid
  in shares of common stock       -       -      33     -        750      (750)           -          -          -
Director retainer shares          -       -       4     -         83         -            -          -         83
Change in unrealized net
  gain(loss) on securities
  available for sale              -       -       -     -          -         -      (13,249)         -    (13,249)
- ------------------------------------------------------------------------------------------------------------------
Balances at
  June 30, 1996             250,105 $    23  20,458    $1   $158,297  $172,563     $(15,676)     $(133)  $315,075
==================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)

                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                              1996        1995
                                                          ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                $   26,586 $  24,049
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan and repossessed
    real estate losses                                         3,848        40
  Depreciation and amortization                               11,202     9,466
  Valuation adjustment of intangible assets                    3,821        --
  Net amortization of investment security
    discounts and premiums                                     1,240       925
  Net gain on sale of assets                                    (885)   (2,393)
  Mortgage loans originated for resale                      (377,699) (185,788)
  Proceeds from sale of mortgage loans
    held for resale                                          377,035   162,409
  Decrease in trading securities                               1,722       710
  (Increase) decrease in accrued revenue receivable           (2,686)    3,970
  Increase in other assets                                   (21,635)   (7,166)
  Increase (decrease)in accrued interest, taxes and expense   11,050      (480)
  Decrease in other liabilities                                 (517)     (350)
- -------------------------------------------------------------------------------
Net cash provided (used) by operating activities              33,082     5,392
- -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities           17,092    29,172
  Proceeds from maturities of available for sale securities  154,199    61,293
  Purchases of investment securities                         (32,528)  (17,918)
  Purchases of available for sale securities                (474,321) (193,643)
  Proceeds from sales of available for sale securities       219,771   111,394
  Loans originated or acquired net of principal collected    (74,202) (227,142)
  Proceeds from sales of assets                               27,995    40,244
  Purchases of assets                                        (15,235)  (14,282)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                      (200)  (19,371)
- -------------------------------------------------------------------------------
  Net cash used by investing activities                     (177,429) (230,253)
- -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits,
    transaction deposits, money market deposits,
    and savings accounts                                     163,524   (17,599)
  Net increase in certificates of deposit                    110,060   101,955
  Net increase (decrease) in other borrowings               (134,455)  132,731
  Repayment of capital note                                       --   (23,000)
  Issuance of preferred, common and treasury stock, net          152       200
  Payments on stock option notes receivable                       21        45
- -------------------------------------------------------------------------------
Net cash provided by financing activities                    139,302   194,332
- -------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (5,045)  (30,529)
Cash and cash equivalents at beginning of period             311,939   309,099
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  306,894 $ 278,570
===============================================================================

CASH PAID FOR INTEREST                                    $   78,157 $  76,457
===============================================================================
CASH PAID FOR TAXES                                       $    5,065 $   8,496
===============================================================================
NET LOANS TRANSFERRED TO
  REPOSSESSED REAL ESTATE AND OTHER ASSETS                $      778 $     960
===============================================================================
PAYMENT OF PREFERRED STOCK DIVIDENDS IN COMMON STOCK      $      750 $     750
===============================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its banking subsidiaries, Bank of Oklahoma, N.A. and Citizens Bank of Northwest Arkansas, N.A. Certain prior period balances have been reclassified to conform with the current period presentation.

(2) MORTGAGE BANKING ACTIVITIES

BOK Financial engages in mortgage-banking activities through its subsidiary, BancOklahoma Mortgage Corp. ("BOMC"). At June 30, 1996, BOMC owned the rights to service 78,639 mortgage loans with outstanding principal balances of $5.6 billion, including $239 million serviced for BOK. The weighted average interest rate and remaining term was 7.69% and 285 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the current period is as follows:


                          Capitalized Mortgage Servicing Rights
                          ----------------------------------Valuation
                          Purchased  Originated   Total     Allowance    Net
- ------------------------------------------------------------------------------
Balance at
  December 31, 1995      $  49,532  $    1,641  $ 51,173   $    (539) $50,634
  Additions                 14,189       2,072    16,261               16,261
  Amortization expense      (4,177)       (542)   (4,719)              (4,719)
  Provision for impairment       -           -         -        (361)    (361)

- ------------------------------------------------------------------------------
Balance at
  June 30, 1996          $  59,544  $    3,171  $ 62,715   $    (900) $61,815
===============================================================================
Estimated fair value of
   mortgage servicing
   rights (*)            $  74,830  $    5,752  $ 80,582   $       -  $80,582
===============================================================================
    (*) Excludes approximately $18.0 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the period ending June 30, 1996 resulted in gains and losses as follows (in thousands):

        Proceeds                                     219,771
        Gross realized gains                             144
        Gross realized losses                          2,129
        Related federal and state
           income tax expense (benefit)                 (615)

(4) FEDERAL AND STATE INCOME TAXES

BOK Financial reduced its valuation allowance for deferred tax assets by $6.2 million during the second quarter of 1996. The valuation allowance is related to built-in and net operating loss carry forwards which existed from the time BOK Financial acquired Bank of Oklahoma. BOK Financial's ability to realize the benefits of these losses expired on June 6, 1996, and accordingly the valuation allowance was no longer considered necessary.

(5) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

- -------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances,
Average Yields and Rates
(In Thousands Except Share Data)

                                            For Three months ended
                            ---------------------------------------------------
                             June 30, 1996                 March 31, 1996
                            ---------------------------------------------------
                              Average  Revenue/ Yield   Average   Revenue/Yield
                              Balance  Expense  /Rate   Balance   Expense /Rate
                            ---------------------------------------------------

ASSETS
  Taxable securities        $1,280,094  19,215  6.04   $1,274,853 $19,095  6.02
  Tax-exempt securities(1)     282,738   5,238  7.45      269,115   5,032  7.52
- -------------------------------------------------------------------------------
    Total securities         1,562,832  24,453  6.29    1,543,968  24,127  6.28
- -------------------------------------------------------------------------------
  Trading securities             6,416     100  6.27        6,005      95  6.36
  Funds sold                    43,274     574  5.33       27,409     402  5.90
  Loans(2)                   2,233,711  49,085  8.84    2,189,423  47,866  8.79
    Less reserve for
      loan losses               40,311                     38,966
- -------------------------------------------------------------------------------
  Loans, net of reserve      2,193,400  49,085  9.00    2,150,457  47,866  8.95
- -------------------------------------------------------------------------------
    Total earning assets     3,805,922  74,212  7.84    3,727,839  72,490  7.82
- --------------------------------------------------------------------------------
  Cash and other assets        446,659                    432,081
- -------------------------------------------------------------------------------
        Total assets        $4,252,581                 $4,159,920
===============================================================================
LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Transaction deposits      $   72,085     746  4.16   $  298,442   2,051  2.76
  Money market deposits        760,042   6,114  3.24      506,281   4,336  3.44
  Savings deposits             103,274     624  2.43      103,931     629  2.43
  Other time deposits        1,605,179  22,122  5.54    1,533,143  21,805  5.72
- -------------------------------------------------------------------------------
    Total interest-bearing
      deposits               2,540,580  29,606  4.69    2,441,797  28,821  4.75
- -------------------------------------------------------------------------------
  Other borrowings             732,122  10,167  5.59      778,343  10,993  5.68
  Subordinated debenture             0       0     0            0       0     0
- -------------------------------------------------------------------------------
    Total interest-bearing
      liabilities            3,272,702  39,773  4.89    3,220,140  39,814  4.97
- -------------------------------------------------------------------------------
  Demand deposits              629,973                    588,624
  Other liabilities             37,637                     40,865
  Shareholders' equity         312,269                    310,291
- -------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity  $4,252,581                 $4,159,920
===============================================================================
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1)                 34,439  2.95               32,676  2.85
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1) TO
    EARNING ASSETS                              3.64                       3.53
  Less tax-equivalent
    adjustment(1)                        1,992                      1,874
- -------------------------------------------------------------------------------
NET INTEREST REVENUE                    32,447                     30,802
Provision for loan losses                2,937                        911
Other operating revenue                 23,966                     26,584
Other operating expense                 42,774                     37,642
- -------------------------------------------------------------------------------
INCOME BEFORE TAXES                     10,702                     18,833
Federal and state income tax            (2,889)                     5,838
- -------------------------------------------------------------------------------
NET INCOME                             $13,591                    $12,995
===============================================================================
EARNINGS PER SHARE:
  NET INCOME
    Primary                            $   .64                    $   .62
- -------------------------------------------------------------------------------
    Fully Diluted                      $   .58                    $   .56
===============================================================================

(1) Tax-equivalent at the statutory federal and state rates for all periods presented. The taxable equivalent adjustments shown above are for comparative purposes.
(2) The loan averages include loans on which the accrual of interest has been discounted and are stated net of unearned income.

                             For Three months ended
- -------------------------------------------------------------------------------
  December 31, 1995               September 30, 1995         June 30, 1995
- -------------------------------------------------------------------------------
  Average   Revenue/ Yield   Average   Revenue/ Yield   Average   Revenue/Yield
  Balance   Expense  /Rate   Balance   Expense  /Rate   Balance   Expense /Rate
- -------------------------------------------------------------------------------



 $1,285,158 $19,337  5.97%  $1,336,474 $20,243  6.01%  $1,425,922 $21,905  6.16%
    256,599   4,824  7.46      255,688   4,798  7.44      253,770   4,799  7.59
- -------------------------------------------------------------------------------
  1,541,757  24,161  6.22    1,592,162  25,041  6.24    1,679,692  26,704  6.38
- -------------------------------------------------------------------------------
      3,787      72  7.54        3,323      51  6.09        4,565      72  6.33
     19,197     288  5.95        9,826     149  6.02       13,670     213  6.25
  2,145,558  47,838  8.85    2,073,088  46,216  8.84    1,958,467  43,999  9.01

     38,378                     38,372                     38,218
- -------------------------------------------------------------------------------
  2,107,180  47,838  9.01    2,034,716  46,216  9.01    1,920,249  43,999  9.19
- -------------------------------------------------------------------------------
  3,671,921  72,359  7.82    3,640,027  71,457  7.79    3,618,176  70,988  7.87
- -------------------------------------------------------------------------------
    431,982                    418,656                    424,687
- -------------------------------------------------------------------------------
 $4,103,903                $ 4,058,683                 $4,042,863
===============================================================================


 $  385,302   2,714  2.79  $   387,039   2,713  2.78   $  393,141   2,739  2.79
    374,618   3,891  4.12      378,298   3,802  3.99      362,817   3,515  3.89
    106,633     654  2.43      115,312     710  2.44      123,169     738  2.40
  1,338,106  19,416  5.76    1,208,924  17,454  5.73    1,193,816  16,997  5.71
- -------------------------------------------------------------------------------

  2,204,659  26,675  4.80    2,089,573  24,679  4.69    2,072,943  23,989  4.64
- -------------------------------------------------------------------------------
    973,914  14,457  5.89    1,060,864  15,952  5.97    1,090,359  16,868  6.21
          0       0     0            0       0     0          506      12  9.00
- -------------------------------------------------------------------------------

  3,178,573  41,132  5.13    3,150,437  40,631  5.12    3,163,808  40,869  5.18
- -------------------------------------------------------------------------------
    584,748                    586,340                    576,761
     43,465                     39,746                     38,268
    297,117                    282,160                    264,025
- -------------------------------------------------------------------------------

 $4,103,903                 $4,058,683                 $4,042,862
===============================================================================

             31,227  2.69               30,826  2.67               30,119  2.69


                     3.37                       3.36                       3.34

              1,780                      1,771                      1,760
- -------------------------------------------------------------------------------
             29,447                     29,055                     28,359
                176                         15                         40
             23,951                     23,185                     21,857
             36,852                     35,682                     34,567
- -------------------------------------------------------------------------------
             16,370                     16,543                     15,609
              3,707                      4,050                      3,527
- -------------------------------------------------------------------------------
            $12,663                    $12,493                    $12,082
===============================================================================


            $   .60                    $   .59                    $   .57
- -------------------------------------------------------------------------------
            $   .54                    $   .54                    $   .52
===============================================================================

THREE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances,
Average Yields and Rates
(In Thousands Except Share Data)

                                          For Six months ended
                           ----------------------------------------------------
                                 JUNE 30, 1996               JUNE 30, 1995
                           ----------------------------------------------------
                             Average  Revenue/  Yield  Average   Revenue/ Yield
                             Balance  Expense   /Rate  Balance   Expense  /Rate
                           ----------------------------------------------------


ASSETS
  Taxable securities       $1,277,475 $ 38,310  6.03% $1,399,811 $ 43,496  6.27%
  Tax-exempt securities(1)    275,926   10,270  7.48     251,759    9,491  7.60
- ------------------------------------------------------------------------------
    Total securities        1,553,401   48,580  6.29   1,651,570   52,987  6.47
- -------------------------------------------------------------------------------
  Trading securities            6,210      195  6.31       3,792      119  6.33
  Funds sold                   35,341      976  5.55      18,539      559  6.08
  Loans(2)                  2,211,567   96,950  8.82   1,914,222   84,998  8.95
    Less reserve for
      loan losses              39,638                     38,260
- -------------------------------------------------------------------------------
  Loans, net of reserve     2,171,929   96,951  8.98   1,875,962   84,998  9.14
- -------------------------------------------------------------------------------
    Total earning assets    3,766,881  146,701  7.83   3,549,863  138,663  7.88
- -------------------------------------------------------------------------------
  Cash and other assets       437,390                    415,871
- -------------------------------------------------------------------------------
        Total assets       $4,204,271                 $3,965,734
===============================================================================
LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Transaction deposits     $  185,264    2,797  3.04  $  392,706    5,454  2.80
  Money market deposits       633,162   10,450  3.32     361,787    6,702  3.74
  Savings deposits            103,602    1,253  2.43     126,483    1,593  2.54
  Other time deposits       1,569,160   43,927  5.63   1,185,298   32,636  5.55
- -------------------------------------------------------------------------------
    Total interest-bearing
      deposits              2,491,188   58,427  4.72   2,066,274   46,385  4.53
- --------------------------------------------------------------------------------
  Other borrowings            755,233   21,160  5.63   1,030,277   31,677  6.20
  Subordinated debenture            0        0  0.00      11,691      352  6.10
- -------------------------------------------------------------------------------
    Total interest-bearing
      liabilities           3,246,421   79,587  4.93   3,108,242   78,414  5.09
- -------------------------------------------------------------------------------
  Demand deposits             609,299                    564,008
  Other liabilities            37,272                     38,692
  Shareholders' equity        311,280                    254,792
- -------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity $4,204,271                 $3,965,734
===============================================================================
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1)                 67,114  2.90               60,249  2.79
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1) TO
    EARNING ASSETS                              3.58                       3.42
  Less tax-equivalent
    adjustment(1)                        3,865                      3,487
- -------------------------------------------------------------------------------
NET INTEREST REVENUE                    63,249                     56,762
Provision for loan losses                3,848                         40
Other operating revenue                 50,550                     44,010
Other operating expense                 80,416                     69,672
- -------------------------------------------------------------------------------
INCOME BEFORE TAXES                     29,535                     31,060
Federal and state income tax             2,949                      7,011
- -------------------------------------------------------------------------------
NET INCOME                            $ 26,586                   $ 24,049
===============================================================================
EARNINGS PER SHARE:
  NET INCOME
    Primary                           $   1.26                   $   1.13
- -------------------------------------------------------------------------------
    Fully Diluted                     $   1.14                   $   1.03
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

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:
               No. 27   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended
                June 30, 1996.



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



Date   August 13, 1996                       /s/ James A. White
     -----------------                       -------------------
                                        James A. White
                                        Executive Vice President and
                                         Chief Financial Officer