Form 10-Q
period 1996-09-30
BOK FINANCIAL CORP ET AL
filed 1996-11-12
CIK 875357

As filed with the Securities and Exchange Commission on November 12, 1996
================================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30,1996
                    Commission File No. 0-19341

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


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:20,508,171 shares of common stock ($.00006 par value) as of October 31, 1996.








================================================================================


                           BOK Financial Corporation
                             Form 10-Q
                 Quarter Ended September 30, 1996

                               Index

Part I.  Financial Information
      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                           2
      Report of Management on Consolidated
            Financial Statements                           13
      Consolidated Statements of Earnings                  14
      Consolidated Balance Sheets                          16
      Consolidated Statements of Changes
            in Shareholders' Equity                        18
      Consolidated Statements of Cash Flows                19
      Notes to Consolidated Financial Statements           21
      Financial Summaries - Unaudited                      23

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K             29

Signature                                                   29


MANAGEMENT'S DISCUSSION AND ANALYSIS

HIGHLIGHTS

BOK Financial Corporation("BOK Financial") recorded net income of $13.0 million or $0.56 per fully diluted common share for the third quarter of 1996 compared to $12.5 million or $0.54 per fully diluted common for the third quarter of 1995. Returns on average assets and equity were 1.20% and 15.99%, respectively, for the third quarter of 1996. This is compared to returns on average assets and equity of 1.22% and 17.57%, respectively, for the same period of 1995.

The third quarter of 1996 included a charge of $3.8 million related to the recapitalization of the Savings Association Insurance Fund ("SAIF"), partially offset by a gain of $2.0 million on the sale of non-accruing notes. Excluding these items, net income and fully diluted earnings per common share would have been $14.2 million and $0.61, respectively. Both of these items are more fully discussed in subsequent sections of this report.

Year to date, net income and earnings per fully diluted common share were $39.6 million or $1.69, respectively, for 1996 compared to $36.5 million or $1.57, respectively, for 1995.

BOK Financial has reached a definitive agreement for the acquisition of First
National Bank of Park Cities ("Park Cities") in Dallas, Texas.   This
acquisition, which will be accounted for as a purchase, will provide BOK Financial with a strong entry into the rapidly growing North Texas market. Park Cities has total assets of approximately $206 million and total deposits of approximately $187 million. The purchase price of approximately $52 million will be paid in a combination of cash and notes. The acquisition, which is subject to shareholder and regulatory approval, is expected to be completed during the first quarter of 1997.

RESULTS OF OPERATIONS

Net interest income on a tax-equivalent basis was $34.0 million for the third quarter of 1996 compared to $30.8 million for the third quarter of 1995, an increase of $3.2 million or 10.4%. Average earning assets increased by $194 million while interest bearing liabilities increased by $145 million. The growth in average earning assets in excess of the growth in interest bearing liabilities was funded by increases in both average demand deposits and equity. The growth in average earning assets was substantially due to loans which increased by $182 million or 8.8% compared to the third quarter of 1995. The growth in average earning assets and the improvement in asset mix increased interest income by $4.3 million. This increase was partially offset by a $781 thousand (1 basis point) decrease in the yield on average earning assets.

TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)
                            Three months ended          Nine months ended
                           September 30, 1996/1995     September 30, 1996/1995
                        --------------------------------------------------------
                                  -----Due to-----             -----Due to-----
                                            Yield                        Yield
                          Change   Volume   /Rate     Change    Volume   /Rate
                        --------------------------------------------------------
Tax-equivalent interest
  revenue:
  Securities            $   381  $   167  $   214 $  (4,027) $ (2,579)$ (1,448)
  Trading securities         22       13        9        98        90        8
  Loans                   2,957    3,946     (989)   14,910    17,187   (2,277)
  Funds sold                149      164      (15)      566       652      (86)
-------------------------------------------------------------------------------
Total                     3,509    4,290     (781)   11,547    15,350   (3,803)
-------------------------------------------------------------------------------
Interest expense:
  Interest bearing
   transaction deposits     896    1,326     (430)    1,986     3,164   (1,178)
  Savings                   (94)     (87)      (7)     (435)     (367)     (68)
  Time                    4,303    4,818     (515)   15,596    15,556       40
  Other borrowings       (4,792)  (4,141)    (651)  (15,309)  (12,199)  (3,110)
  Subordinated debenture      -        -        -      (352)     (352)       -
-------------------------------------------------------------------------------
Total                       313    1,916   (1,603)    1,486     5,802   (4,316)
-------------------------------------------------------------------------------
Tax-equivalent net
  interest revenue      $ 3,196  $ 2,374  $   822 $  10,061  $  9,548 $    513
Less change in tax-
  equivalent adjustment              305                          683
-------------------------------------------------------------------------------
Net interest revenue    $ 2,891                   $   9,378
===============================================================================
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.


Since the second quarter of 1995, management has taken steps to reduce BOK Financial's reliance on borrowed funds and to increase deposits as a source of funding. Average interest bearing deposits increased $425 million or 20.4% compared to the third quarter of 1995 while borrowed funds decreased $281 million or 26.5%. This improvement in the mix of interest bearing liabilities decreased interest expense by $1.6 million. Additionally, interest rate swaps, which hedge against interest rate risk on certain long-term certificates of deposit, reduced interest expense for the third quarter and year to date, 1996 by $404 thousand and $1.1 million, respectively.

Since inception in 1990, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and investing in securities. This strategy frequently results in a net interest margin which falls below those normally seen in the commercial banking industry even though it provides positive net interest revenue because of a relatively larger proportion of securities in earning assets. As more fully discussed in the subsequent Interest Rate Sensitivity and Liquidity section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk which results from this strategy.

Net interest margin,the ratio of net interest revenue to average earning assets was 3.53% for the third quarter of 1996 compared to 3.36% in the third quarter of 1995 and 3.64% in the second quarter of 1996. The increase in net interest margin compared to the same quarter of 1995 is due to the previously discussed changes in the mix of interest bearing liabilities. The decrease in net interest margin compared to the preceding quarter is due primarily to a 16basis point decrease in the yield on loans and a 2basis point increase in the cost of deposits. Both of these changes reflect competitive pricing in BOK Financial's primary market areas. This competitive pricing is expected to continue as national and regional competitors continue to enter the Oklahoma market.

Year to date tax equivalent net interest revenue was $101.1 million, a $10.1 million or 11.0% increase over the same period of 1995. Growth in average earning assets and improvement in the mix of earning assets contributed $15.4 million to this increase, partially offset by a 4 basis point decrease in the yield on earning assets. Interest expense increased $1.5 million as the effect of growth in interest bearing liabilities was substantially offset by improvement in the mix between deposits and borrowed funds.


TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                            Three Months Ended
                          ----------------------------------------------------
                            Sept. 30,  June 30,  March 31, Dec. 30,  Sept. 30,
                              1996       1996      1996      1995      1995
                          ----------------------------------------------------
Brokerage and trading
  revenue                  $  2,031  $   1,823  $   2,078 $  1,518  $   1,808
TransFund network revenue     2,236      2,153      2,096    1,880      1,867
Securities gains (losses),
  net                             -     (1,967)       (18)       -        948
Trust fees and commissions    5,317      5,528      5,469    5,014      4,731
Service charges and fees
  on deposit accounts         6,027      5,732      5,839    5,697      5,205
Mortgage banking revenue      7,103      6,056      5,869    5,905      4,850
Other revenue                 4,514      4,641      5,251    3,937      3,776
------------------------------------------------------------------------------
  Total                    $ 27,228  $  23,966  $  26,584 $ 23,951  $  23,185
==============================================================================

Other operating revenue, excluding securities gains and losses, increased $5.0 million or 22.4% compared to the third quarter of 1995. All significant revenue producing activities contributed to this increase. The increased revenue from brokerage and trading activities,transFund network, trust fees and deposit fees was due primarily to volume gains in each area. Mortgage banking revenue increased $2.3 million or 46.5% attributable to a $1.5 million increase in servicing revenue and a $777 thousand improvement in secondary marketing activities. Mortgage loans serviced totaled $5.9 billion at September 30, 1996 compared to $5.1 billion at September 30, 1995.

Certain of BOK Financial's fee generating activities, such as brokerage and trading activities, trust fees, and mortgage servicing revenue, are affected by changes in interest rates. Significant increases in interest rates may tend to decrease the volume of trading activities, may lower the value of trust assets managed, which is the basis for certain fees, but would tend to decrease the incidence of mortgage loan prepayment. Similarly, a decrease in economic activity would decrease ATM, bankcard and other related revenue.

Year to date other operating revenue, excluding securities gains and losses, increased $13.7 million or 20.8%. The same volume-related factors which caused the third quarter's increase also contributed to the year to date increases.

While management expects continued growth in other operating revenue, the rate of increase may not be sustainable due to increased competition from national and regional banks which have entered the Oklahoma market and from market saturation. Continued growth may require BOK Financial to introduce new products or to enter new markets which introduces additional demands on capital and managerial resources.


TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)

                                            Three Months Ended
                          ------------------------------------------------------
                            Sept. 30,   June 30,  March 31,  Dec. 31,  Sept. 30,
                               1996       1996       1996       1995     1995
                          ------------------------------------------------------
Personnel                  $  17,759  $  18,059  $  17,747  $ 17,097  $ 16,729
Business promotion             1,618      1,801      1,494     1,315     1,658
Professional fees/services     1,458      1,420      1,242     1,307     1,973
Net occupancy, equipment
  and data processing          7,799      7,845      7,158     7,318     7,106
FDIC and other insurance       4,377        555        539       660       519
Printing, postage and
  supplies                     1,683      1,763      1,577     1,771     1,582
Net gains and operating
  expenses on repossessed
  assets                      (2,706)      (946)      (197)     (164)     (858)
Amortization of intangible
  assets                       1,238      5,288      1,465     1,527     1,495
Mortgage banking costs         4,089      3,646      3,745     3,222     3,184
Other expense                  2,982      3,343      2,872     2,799     2,294
------------------------------------------------------------------------------
  Total                    $  40,297  $  42,774  $  37,642  $ 36,852  $ 35,682
==============================================================================

Operating expenses for the third quarter of 1996 increased $4.6 million or 12.9% compared to the third quarter of 1995. The most significant increase in operating expenses was due to a special deposit insurance assessment of $3.8 million. On September 30, 1996, legislation was enacted which was designed to recapitalize the SAIF and to subsequently equalize SAIF and Bank Insurance Fund premium rates. This legislation included a one-time assessment against all SAIF insured deposits, including approximately $740 million of such deposits held by BOK Financial as a result of acquisition activities over the past five years. Following this assessment, management expects future deposit insurance premiums to decrease by approximately $300 thousand per quarter.

Excluding the effect of this special assessment and other significant or non-recurring items as shown in Table 4, operating expenses increased $3.5 million or 9.8% compared to the third quarter of 1995. Personnel costs increased $1.0 million or 6.2% due primarily to staffing increases and incentive compensation which are directly related to increases in revenue. Other expenses, including data processing and mortgage banking costs, increased $2.4 million or 13.07% due to increased volumes.

TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING
SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                            Three Months Ended
                          -----------------------------------------------------
                            Sept. 30   June 30,  March 31,  Dec. 31,  Sept. 30,
                               1996      1996       1996       1995      1995
                          -----------------------------------------------------
Total Other Operating
  Expense                  $ 40,297  $  42,774  $  37,642  $ 36,852  $  35,682
FDIC Insurance premium
  reduction, net of costs    (3,820)          -         -         -          -
Organizational costs for
  new subsidiary                  -           -         -         -       (500)
Net gains and operating
  costs from repossessed
  assets                      2,706        946        197       164        858
Asset valuation charges           -     (4,071)      (500)     (500)      (350)
Item processing conversion
  and other related charges       -       (750)         -         -          -
-------------------------------------------------------------------------------
  Total                    $ 39,183  $  38,899  $  37,339  $ 36,516  $  35,690
===============================================================================


The efficiency ratio, recurring operating expenses divided by total tax-equivalent revenue, was 64.0% for the third quarter compared to 66.1% in the second quarter of 1996 and 68.9% in the third quarter of 1995. This improvement is due to growth in revenue in excess of growth in related operating expenses.

Year to date operating expenses, excluding net gains on sales of repossessed assets and charges for the SAIF assessment in the third quarter and for SAIF-related core deposit intangible assets in the second quarter, increased $8.6 million or 8.0%. The more significant increases were personnel expenses which increased $3.4 million or 6.7% (including $1.3 million of increased incentive compensation which varies directly with revenue increases), mortgage banking costs which increased $2.2 million due primarily to additional loan servicing, and data processing expenses which increased $2.0 million due to increased processing volume.

During the third quarter of 1996, BOK Financial sold two non-accruing loans for cash, notes and other consideration. This sale resulted in a recovery of amounts previously charged off of approximately $2.7 million, a gain of approximately $2.0 million, and a reduction of nonaccrual commercial real estate loans of $3.7 million. This recovery, along with other significant recoveries during the quarter, increased the allowance for loan losses by $4.7 million. As a result, the provision for loan losses for the third quarter of 1996 was $62 thousand, compared to $2.9 million in the second quarter of 1996 and $15 thousand in the third quarter of 1995.


RISK ELEMENTS

The aggregate loan portfolio increased $125 million or 5.7% since December 31, 1995 and $75 million since June 30, 1996. Commercial loans contributed $81 million and $62 million, respectively, to this growth. Consumer loans also increased $18 million during the third quarter of 1996 and $40 million since December 31, 1995 (after adjusting for $25 million of student loans sold during the first quarter of 1996).

TABLE 5 - LOANS
(In thousands)

                          Sept. 30,   June 30,   March 31,  Dec. 31,   Sept. 30,
                             1996       1996        1996      1995       1995
                         -------------------------------------------------------
Commercial:
  Energy                 $  185,972 $  176,685 $  156,230 $  159,887 $  159,430
  Manufacturing             126,356    139,509    148,068    136,701    131,465
  Wholesale/retail          177,351    179,458    156,261    143,941    139,426
  Agricultural               95,973     88,036     89,080     86,733     74,342
  Loans for purchasing or
    carrying securities      14,728      8,587      7,613      7,963      7,491
  Other commercial and
    industrial              341,352    287,339    288,518    325,839    284,590
Commercial real estate:
  Construction and land
    development             140,189    151,032    143,476    148,217    126,219
  Other real estate loans   496,356    493,107    473,110    450,385    436,929
Residential mortgage:
  Secured by 1-4 family
    residential property    434,789    424,766    419,135    436,816    432,565
  Residential mortgages
    held for resale          66,310     73,335    102,836     72,412     79,914
Consumer                    240,468    222,844    214,834    225,474    239,184
--------------------------------------------------------------------------------
  Total                  $2,319,844 $2,244,698 $2,199,161 $2,194,368 $2,111,555
================================================================================

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

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans, which include all loans identified as doubtful or loss, are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss.At September 30, 1996, loans totaling $44 million were assigned to the substandard risk category, and loans totaling $71 million were assigned to the special mention category. These are compared to $42 million and $40 million, respectively, at December 31, 1995. In addition, various regulatory agencies, as part of their examination process, periodically review management's evaluation of loan performance and the adequacy of the reserve for loan losses.BOK Financial has experienced no significant differences of opinion between management's and the regulatory agencies' evaluations of the collectibility of the loan portfolio.

TABLE 6 - NONPERFORMING ASSETS
(In thousands)

                                Sept. 30, June 30,  March 31  Dec. 31, Sept. 30,
                                    1996      1996     1996      1995    1995
                                ------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                   $ 10,844 $  11,418 $  12,399 $ 14,646 $  15,095
   Commercial real estate          4,323     8,528    10,138   10,621     6,412
   Residential mortgage            3,333     3,001     3,136    2,794     3,269
   Consumer                        1,114     1,037     1,178    1,227     1,175
-------------------------------------------------------------------------------
    Total nonaccrual loans        19,614    23,984    26,851   29,288    25,951
  Loans past due (90 days)(1)     17,379    17,424    15,023    9,379     7,888
-------------------------------------------------------------------------------
   Total nonperforming loans(1)   36,993    41,408    41,874   38,667    33,839
-------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate           4,158     3,342     2,949    3,023     3,429
  Other                              926       481       526      376       344
-------------------------------------------------------------------------------
   Total other nonperforming
    assets                         5,084     3,823     3,475    3,399     3,773
-------------------------------------------------------------------------------
 Total nonperforming assets     $ 42,077 $  45,231 $  45,349 $ 42,066 $  37,612
-------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans             121.53%   103.38%    94.48%   99.02%   112.98%
 Nonperforming loans(1) to
  period-end loans(2)               1.64      1.91      2.00     1.82      1.67
-------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government         $ 13,741 $  12,456 $  12,165 $  6,754 $   5,931
(2) Excludes residential
    mortgage loans held for sale
===============================================================================

The allowance for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $45 million at September 30, 1996 compared to $38 million at December 31 1995 or 2.00% and 1.80%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally residential mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 7 presents statistical information regarding the reserve for loan losses.


TABLE 7 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                               Three months ended
                             --------------------------------------------------
                              Sept. 30, June 30,  March 31,  Dec. 31, Sept. 30,
                                 1996     1996       1996      1995     1995
                             --------------------------------------------------
Beginning balance            $  42,807 $ 39,561  $  38,287 $ 38,232  $  38,143
 Loans charged-off:
  Commercial                     1,475      222        397      135         96
  Commercial real estate           335      106         82      155          -
  Residential mortgage              97       80         14      153          2
  Consumer                         663      820        735      696        647
-------------------------------------------------------------------------------
  Total                          2,570    1,228      1,228    1,139        745
-------------------------------------------------------------------------------
 Recoveries of loans
  previously charged-off:
   Commercial                    1,670      449        807      428        318
   Commercial real estate        2,747      741        463      119        259
   Residential mortgage             21       44        130      302         19
   Consumer                        222      303        191      169        223
-------------------------------------------------------------------------------
    Total                        4,660    1,537      1,591    1,018        819
-------------------------------------------------------------------------------
 Net loans charged-off
  (recoveries)                  (2,090)    (309)      (363)     121        (74)
 Provision for loan losses          62    2,937        911      176         15
 Addition due to acquisition                             -        -          -
-------------------------------------------------------------------------------
Ending balance               $  44,959 $ 42,807  $  39,561 $ 38,287  $  38,232
-------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                2.00     1.97       1.89     1.80       1.88
 Net loan losses
  (recoveries) (annualized)
  to average loans(1)            (0.39)   (0.06)      (.07)     .02       (.01)
-------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale
===============================================================================

The adequacy of the allowance for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the allowance for loan losses. As prev-iously discussed, BOK Financial realized $4.7 million of recoveries on loans previously charged-off compared to charge-offs for the third quarter of $2.6 million. The resulting increase in the allowance for loan losses reduced the need for a provision for loan losses. Management believes that the allowance for loan losses is adequate for each period presented based upon the evaluation criteria and information available at that time.

INTEREST RATE SENSITIVITY AND LIQUIDITY

BOK Financial's asset/liability management policy addresses several complementary goals: assuring adequate liquidity, maintaining an appropriate balance between interest sensitive assets and liabilities, and maximizing net interest revenue. The responsibility for attaining these goals rests with the Asset/Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point rate increase or decrease to +/-10%, establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets,among other things. Compliance with these guidelines are reviewed monthly. At September 30, 1996, BOK Financial is within all guidelines established under these policies.

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

Management simulates the potential effect of changes in interest rates through computer modeling which incorporates both the current gap position and the expected magnitude of the repricing of specific types of assets and liabil-ities. This modeling is performed assuming expected interest rates over the next twelve months based on a "most likely" rate scenario and on two "shock test" rate scenarios, the first assumes a 200 basis point increase and the second assuming a 200 basis point decrease over the next twelve months. An independent source is used to determine the most likely interest rates for the next year. At September 30, 1996, this modeling indicated that under both the most likely interest rate forecast and the 200 basis point increase scenario, net interest revenue would increase by less than 2% and under the 200 basis point decrease scenario, net interest revenue would decrease by less than 3%. In addition to the decrease in net interest revenue, which would result from a 200 basis point decrease in interest rates, this modeling indicates that the pre-tax value of BOK Financial's capitalized mortgage servicing rights would decrease by approximately $17.8 million. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require the decreased value of mortgage loan servicing rights to be charged to earnings while the increased value of available for sale securities would be credited to shareholders' equity.
These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics, prepayments and other factors. Actual results may differ significantly.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These swaps are used to more closely match the interest paid on certain long-term, fixed rate certificates of deposit with earning assets. Swaps allow BOK Financial to offer these deposits to its customers without altering the desired repricing characteristics. BOK Financial accrues and periodically receives a fixed amount from the counter parties to these swaps and accrues and periodically makes a variable payment to the counter parties.Credit risk from these swaps is closely monitored and counter parties to these contracts are selected on the basis of their credit worthiness among other factors. These products are not used for speculative purposes.

-------------------------------------------------------------------------------
TABLE 8 - INTEREST RATE SWAPS
(In thousands)
                                Notional            Pay               Receive
                                 Amount             Rate                Rate
                           ----------------------------------------------------
Expiration:
  1998                           $70,000       5.25 - 7.03% (1)   5.8125 - 7.96%
  1999                            15,000            5.2578  (1)            7.68
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

Cash provided by operating activities in the first nine months of 1996 totaled $73 million. This compares to cash provided by operating activities of $3 million, or $44 million excluding the decrease in mortgage loans held for sale, in the first nine months of 1995.

Investing activities used $251 million in the first nine months of 1996, primarily for the net purchase of securities totaling $98 million and net loan fundings of $156 million. This is compared to $51 million of net securities purchases and $231 million in net loan fundings in the first nine months of 1995.

Financing activities provided $211 million during the first nine months of 1996 Demand deposits provided $101 million of the $153 million increase in total demand, transaction, money market and savings deposits. Certificates of deposit provided $145 million. These funds were used to reduce other borrowings by $87 million as well as for investing activities.


TABLE 9 - CAPITAL RATIOS
                               Sept. 30, June 30, March 31,  Dec. 31,Sept. 30,
                                   1996     1996     1996      1995    1995
                               -----------------------------------------------
Average shareholders' equity
  to average assets
Risk-based capital
  Tier 1 capital                  10.26%   10.43%    10.08%    9.91%     9.75%
  Total capital                   11.52    11.69     11.33    11.17     11.01
Leverage                           7.34     7.09      6.80     6.55      6.27
==============================================================================


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


CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Share Data)

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
------------------------------------------------------------------------------
                                1996         1995         1996         1995
------------------------------------------------------------------------------
INTEREST REVENUE
Loans                        $    49,094  $    46,216  $   145,984  $  131,214
Taxable securities                20,013       20,243       58,323      63,739
Tax-exempt securities              3,412        3,027        9,878       9,031
------------------------------------------------------------------------------
 Total securities                 23,425       23,270       68,201      72,770
------------------------------------------------------------------------------
Trading securities                    73           51          267         170
Funds sold                           298          149        1,274         708
------------------------------------------------------------------------------
 Total interest revenue           72,890       69,686      215,726     204,862
------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                          29,784       24,679       88,211      71,064
Other borrowings                  11,160       15,952       32,320      47,629
Subordinated debenture                --                        --         352
------------------------------------------------------------------------------
 Total interest expense           40,944       40,631      120,531     119,045
------------------------------------------------------------------------------
NET INTEREST REVENUE              31,946       29,055       95,195      85,817
PROVISION FOR LOAN LOSSES             62           15        3,910          55
------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER
 PROVISION FOR  LOAN LOSSES       31,884       29,040       91,285      85,762
------------------------------------------------------------------------------
OTHER OPERATING REVENUE
Brokerage and trading revenue      2,031        1,808        5,932       4,528
TransFund network revenue          2,236        1,867        6,485       5,145
Securities gains (losses), net        --          948       (1,985)      1,174
Trust fees and commissions         5,317        4,731       16,314      14,349
Service charges and fees on
 deposit accounts                  6,027        5,205       17,598      15,455
Mortgage banking revenue, net      7,103        4,850       19,028      14,430
Other revenue                      4,514        3,776       14,406      12,114
------------------------------------------------------------------------------
 Total other operating revenue    27,228       23,185       77,778      67,195
------------------------------------------------------------------------------
OTHER OPERATING EXPENSE
Personnel                         17,759       16,729       53,565      50,201
Business promotion                 1,618        1,658        4,913       4,724
Professional fees and services     1,458        1,973        4,120       4,591
Net occupancy, equipment and
 data processing                   7,799        7,106       22,802      20,006
FDIC and other insurance             557          519        1,651       3,746

Special deposit insurance
  Assessment                       3,820           --        3,820          --
Printing postage and supplies      1,683        1,582        5,023       4,569
Net gains and operating expenses
 on repossessed assets            (2,706)        (858)      (3,849)     (2,934)
Amortization of intangible assets  1,238        1,495        7,991       4,464
Mortgage banking costs             4,089        3,184       11,480       9,307
Other expense                      2,982        2,294        9,197       6,680
------------------------------------------------------------------------------
 Total other operating expense    40,297       35,682      120,713     105,354
------------------------------------------------------------------------------
INCOME BEFORE TAXES               18,815       16,543       48,350      47,603
Federal and state income tax       5,840        4,050        8,789      11,061
------------------------------------------------------------------------------
NET INCOME                   $    12,975  $    12,493  $    39,561  $   36,542
==============================================================================
EARNINGS PER SHARE:
 Net income
   Primary                   $      0.61  $      0.59  $      1.87  $     1.72
------------------------------------------------------------------------------
   Fully diluted             $      0.56  $      0.54  $      1.69  $     1.57
------------------------------------------------------------------------------
AVERAGE SHARES USED IN COMPUTATION:
 Primary                      20,581,581   20,575,203   20,557,098  20,547,572
------------------------------------------------------------------------------
 Fully diluted                23,367,851   23,307,020   23,362,881  23,302,722
==============================================================================

See accompanying notes to consolidated financial statements


CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                     September 30,  December 31, September 30,
                                         1996           1995           1995
                                ----------------------------------------------
ASSETS
Cash and due from banks             $     313,541       303,499        248,826
Funds sold                                 31,225         8,440          9,560
Trading securities                          4,015         7,777          7,605
Securities:
  Available for sale                    1,425,362     1,366,661        634,587
  Investment (fair value:
    September 30, 1996 - $199,221;
    December 31, 1995 - $181,786;
    September 30, 1995 - $916,047)        200,961       179,121        927,375
------------------------------------------------------------------------------
    Total securities                    1,626,323     1,545,782      1,561,962
------------------------------------------------------------------------------
Loans                                   2,319,844     2,194,368      2,111,555
Less reserve for loan losses               44,959        38,287         38,232
------------------------------------------------------------------------------
  Net loans                             2,274,885     2,156,081      2,073,323
------------------------------------------------------------------------------
Premises and equipment, net                48,141        47,673         47,172
Accrued revenue receivable                 39,384        41,121         39,589
Excess cost over fair value of net
  assets acquired and core deposit
  premiums (net of accumulated
  amortization:
    September 30, 1996 - $22,764;
    December 31, 1995 - $21,526;
    September 30, 1995 - $19,998)          29,517        37,134         38,610
Mortgage servicing rights                  61,377        50,634         50,899
Real estate and other repossessed
  assets                                    5,084         3,399          3,773
Other assets                               39,201        20,378         19,442
------------------------------------------------------------------------------
    Total assets                    $   4,472,693     4,221,918      4,100,761
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposit  $     724,094       651,134        607,606
Interest-bearing deposits:
  Interest bearing transaction            867,171       781,205        769,885
  Savings                                  98,589       104,726        112,328
  Time                                  1,546,092     1,400,644      1,236,294
------------------------------------------------------------------------------
    Total deposits                      3,235,946     2,937,709      2,726,113
------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                              573,004       697,497        946,124
Other borrowings                          287,604       250,309         94,807
Accrued interest, taxes and expense        26,968        25,107         29,598
Other liabilities                          15,994         9,731         14,218
------------------------------------------------------------------------------
    Total liabilities                   4,139,516     3,920,353      3,810,860
------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                23            23             13
Common stock ($.00006 par value;
  2,500,000,000 shares authorized;
  shares issued:
  September 30, 1996 - 20,488,254;
  December 31, 1995 - 20,415,504;
  September 30, 1995 - 19,799,415)              1             1              1
Capital surplus                           158,851       157,395        144,087
Retained earnings                         185,156       146,727        147,295
Treasury stock (shares at cost:
  September 30, 1996 - 4,733)              (106)            -              -
Unrealized loss on securities
  available for sale                      (10,628)       (2,427)       (1,279)
Less notes receivable from
  exercise of stock options                  (120)         (154)         (216)
------------------------------------------------------------------------------
    Total shareholders' equity            333,177       301,565        289,901
------------------------------------------------------------------------------
      Total liabilities and
        shareholders' equity        $   4,472,693     4,221,918      4,100,761
==============================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS EQUITY
(in thousands)

                          Preferred Stock Common Stock  Capital  Retained Treasury Stock Unrealized   Notes
                          Shares  Amount Shares Amount Surplus  Earnings Shares Amount  Gain(Loss) Receivable Total
                          ------------------------------------------------------------------------------------------
Balances at
  December 31, 1994       250,000 $ 13   19,735  $1   $142,718  $111,878    - $    -  $   (17,423) $ (285) $ 236,902
Net income                      -    -        -   -          -    36,542    -      -            -       -     36,542
Issuance of common stock
 to Thrift Plan                 -    -        3   -         70         -    -      -            -       -         70
Exercise of stock options       -    -        2   -         59         -    -      -            -       -         59
Payments on stock option
 notes receivable               -    -        -   -          -         -    -      -            -      69         69
Preferred dividends paid
 in shares of common stock      -    -       53   -      1,125    (1,125)   -      -            -       -          -
Director retainer shares        -    -        6   -        115         -    -      -            -       -        115
Change in unrealized net
 gain(loss) on securities
 available for sale             -    -        -   -          -         -    -      -       16,144       -     16,144
---------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 1995      250,000 $ 13   19,799  $1   $144,087  $147,295    - $    -   $   (1,279) $ (216) $ 289,901
=====================================================================================================================

Balances at
  December 31, 1995       250,102 $ 23   20,416  $1   $157,395  $146,727           -       (2,427) $ (154) $ 301,565
Net income                      -    -        -   -          -    39,561    -      -            -       -     39,561
Exercise of stock options       -    -       15   -        203         -    -      -            -       -        203
Payments on stock option
 notes receivable               -    -        -   -          -         -    -      -            -      34         34
Purchase of treasury stock      -    -        -   -          -         -    5   (106)           -       -       (106)
Preferred dividends paid
 in shares of common stock      -    -       51   -      1,125    (1,125)   -      -            -       -          -
Director retainer shares        -    -        6   -        128         -    -      -            -       -        128
Partnership distributions       -    -        -   -          -        (7)   -      -            -       -         (7)
Change in unrealized net
 gain(loss) on securities
 available for sale             -    -        -   -          -         -    -      -       (8,201)      -     (8,201)
---------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 1996      250,102 $ 23   20,488  $1   $158,851  $185,156    5 $ (106) $   (10,628) $ (120) $ 333,177
=====================================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                              1996        1995
                                                          ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                $   39,561 $  36,542
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan and repossessed
    real estate losses                                         3,910        55
  Depreciation and amortization                               16,914    14,558
  Valuation adjustment of intangible assets                    3,821         -
  Net amortization of investment security
    discounts and premiums                                     1,992     1,465
  Net gain on sale of assets                                  (3,948)   (3,546)
  Mortgage loans originated for resale                      (535,934) (358,427)
  Proceeds from sale of mortgage loans
    held for resale                                          542,552   317,672
  (Increase) decrease in trading securities                    3,762    (5,070)
  Decrease in accrued revenue receivable                       1,737     1,809
  Increase in other assets                                   (13,986)   (5,163)
  Increase in accrued interest, taxes and expense              7,167     1,968
  Increase in other liabilities                                5,347     1,035
-------------------------------------------------------------------------------
Net cash provided by operating activities                     72,895     2,898
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities           20,953    49,316
  Proceeds from maturities of available for sale securities  190,850   107,407
  Purchases of investment securities                         (43,040)  (20,887)
  Purchases of available for sale securities                (571,179  (205,047)
  Proceeds from sales of available for sale securities       304,391   121,109
  Loans originated or acquired net or principal collected   (155,597) (230,629)
  Proceeds from sales of assets                               31,795     5,042
  Purchases of assets                                        (29,331)  (23,007)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                      (200)  (19,371)
-------------------------------------------------------------------------------
  Net cash used by investing activities                     (251,358) (216,067)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits,
    transaction deposits, money market deposits,
    and savings accounts                                     152,789   (35,204)
  Net increase in certificates of deposit                    145,447   153,750
  Net increase (decrease) in other borrowings                (87,198)   66,597
  Purchases of treasury stock                                   (106)        -
  Partnership distributions                                       (7)        -
  Repayment of capital note                                        -   (23,000)
  Issuance of preferred, common and treasury stock, net          331       244
  Payments on stock option notes receivable                       34        69
-------------------------------------------------------------------------------
Net cash provided by financing activities                    211,290   162,456
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          32,827   (50,713)
Cash and cash equivalents at beginning of period             311,939   309,099
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  344,766 $ 258,386
===============================================================================

CASH PAID FOR INTEREST                                    $  121,873 $ 116,026
===============================================================================
CASH PAID FOR TAXES                                       $    5,394 $   5,050
===============================================================================
NET LOANS TRANSFERRED TO
  REPOSSESSED REAL ESTATE AND OTHER ASSETS                $    3,206 $   1,488
===============================================================================
PAYMENT OF PREFERRED STOCK DIVIDENDS IN COMMON STOCK      $    1,125 $   1,125
===============================================================================

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its banking subsidiaries, Bank of Oklahoma, N.A. ("BOk") and Citizens Bank of Northwest Arkansas, N.A.. Certain prior period balances have been reclassified to conform with the current period presentation.


(2) MORTGAGE BANKING ACTIVITIES

BOK Financial engages in mortgage-banking activities through its subsidiary, BancOklahoma Mortgage Corp. ("BOMC"). At September 30, 1996, BOMC owned the rights to service 83,494 mortgage loans with outstanding principal balances of $5.9 billion, including $248 million serviced for BOk. The weighted average interest rate and remaining term was 7.69% and 282 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the current period is as follows:



                          Capitalized Mortgage Servicing Rights
                          ----------------------------------Valuation
                          Purchased  Originated   Total     Allowance     Net
                          -----------------------------------------------------
Balance at
  December 31, 1995      $  49,532  $    1,641  $ 51,173   $     (539) $50,634
  Additions                 15,135       3,181    18,316            -   18,316
  Amortization expense      (6,551)       (661)   (7,212)           -   (7,212)
  Provision for impairment       -           -         -         (361)    (361)
                          -----------------------------------------------------
Balance at
  September 30, 1996     $  58,116  $    4,161  $ 62,277   $     (900) $61,377
                          =====================================================
Estimated fair value of
   mortgage servicing
   rights (1)            $  80,801  $    8,031  $ 88,832   $        -  $88,832
                          =====================================================
   (1) Excludes approximately $18.0 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.


(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the nine months ending September 30, 1996 resulted in gains and losses as follows (in thousands):

        Proceeds                                     304,391
        Gross realized gains                             151
        Gross realized losses                          2,136
        Related federal and state
           income tax expense (benefit)                 (615)

(4) SHAREHOLDERS' EQUITY

On October 29, 1996, the Board of Directors of BOK Financial declared a 3% stock dividend payable in shares of BOK Financial common stock. The dividend is payable on November 27, 1996 to shareholders of record on November 18, 1996. Generally accepted accounting principles require earnings per share information to be retroactively restated to reflect the new capital structure upon consummation of a stock dividend. Accordingly, for all financial statements issued after November 27, 1996, earnings per share will be restated as follows:

     Fully Diluted Earnings Per Share:
                                               As Reported         Restated
                                                -----------         --------
          1995:
               1st Quarter                      $ .52             $  .50
               2nd Quarter                        .52                .50
               3rd Quarter                        .54                .52
               4th Quarter                        .54                .53
               Year Ended December 31            2.12               2.05

          1996:
               1st Quarter                      $ .56                .54
               2nd Quarter                        .58                .57
               3rd Quarter                        .56                .54
               Nine Months Ended September 30    1.69               1.64


(5) PARK CITIES ACQUISITION

On October 3, 1996, BOK Financial announced it had reached an agreement to acquire Park Cities Bancshares, Inc. ("Park Cities"). Park Cities has total assets of $206 million with two banking locations in Dallas, Texas. The acquisition, which is subject to regulatory and approval, is expected to be completed during the first quarter of 1997.

(6) CONTINGENT LIABILITIES

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


QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances,
Average Yields and Rates
(In Thousands Except Share Data)

                                            For Three months ended
                            ---------------------------------------------------
                             September 30, 1996         June 30, 1996
                            ---------------------------------------------------
                              Average  Revenue/ Yield             Revenue/ Yield
                              Balance  Expense  /Rate             Expense  /Rate
                            ----------------------------------------------------


ASSETS
  Taxable securities        $1,306,584  20,014  6.09   $1,280,094  19,215  6.04
  Tax-exempt securities(1)     290,848   5,408  7.40      282,738   5,238  7.45
-------------------------------------------------------------------------------
    Total securities         1,597,432  25,422  6.33    1,562,832  24,453  6.29
-------------------------------------------------------------------------------
  Trading securities             4,116      73  7.06        6,416     100  6.27
  Funds sold                    21,040     298  5.63       43,274     574  5.33
  Loans(2)                   2,254,863  49,173  8.68    2,233,711  49,085  8.84
    Less reserve for
      loan losses               43,510                     40,311
-------------------------------------------------------------------------------
  Loans, net of reserve      2,211,353  49,173  8.85    2,193,400  49,085  9.00
-------------------------------------------------------------------------------
    Total earning assets     3,833,941  74,966  7.78    3,805,922  74,212  7.84
-------------------------------------------------------------------------------
  Cash and other assets        457,049                    446,659
-------------------------------------------------------------------------------
        Total assets        $4,290,990                 $4,252,581
===============================================================================
LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Transaction deposits      $  864,904   7,411  3.41    $  832,127   6,860 3.32
  Savings deposits             101,328     616  2.42      103,274     624  2.43
  Other time deposits        1,548,832  21,757  5.59    1,605,179  22,122  5.54
-------------------------------------------------------------------------------
    Total interest-bearing
      deposits               2,515,064  29,784  4.71    2,540,580  29,606  4.69
-------------------------------------------------------------------------------
  Other borrowings             780,037  11,160  5.69      732,122  10,167  5.59
-------------------------------------------------------------------------------
    Total interest-bearing
      liabilities            3,295,101  40,944  4.94    3,272,702  39,773  4.89
-------------------------------------------------------------------------------
  Demand deposits              631,981                    629,973
  Other liabilities             41,083                     37,637
  Shareholders' equity         322,825                    312,269
-------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity  $4,290,990                 $4,252,581
===============================================================================


TAX-EQUIVALENT NET
    INTEREST REVENUE(1)                 34,022  2.84               34,439  2.95
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1) TO
    EARNING ASSETS                              3.53                       3.64
  Less tax-equivalent
    adjustment(1)                        2,076                      1,992
-------------------------------------------------------------------------------
NET INTEREST REVENUE                    31,946                     32,447
Provision for loan losses                   62                      2,937
Other operating revenue                 27,228                     23,966
Other operating expense                 40,297                     42,774
-------------------------------------------------------------------------------
INCOME BEFORE TAXES                     18,815                     10,702
Federal and state income tax             5,840                     (2,889)
-------------------------------------------------------------------------------
NET INCOME                             $12,975                    $13,591
===============================================================================
EARNINGS PER SHARE:
  NET INCOME
    Primary                            $  0.61                    $  0.64
-------------------------------------------------------------------------------
    Fully Diluted                      $  0.56                    $  0.58
===============================================================================

(1) Tax-equivalent at the statutory federal and state rates for all periods presented. The taxable equivalent adjustments shown above are for comparative purposes.
(2) The loan averages include loans on which the accrual of interest has been discounted and are stated net of unearned income.


                             For Three months ended
-------------------------------------------------------------------------------
  March 31, 1996             December 31, 1995               September 30, 1995
-------------------------------------------------------------------------------
  Average   Revenue/ Yield  Average    Revenue/ Yield   Average   Revenue/ Yield
  Balance   Expense  /Rate  Balance    Expense  /Rate   Balance   Expense  /Rate
-------------------------------------------------------------------------------



 $1,274,853 $19,095  6.02% $ 1,285,158 $19,337  5.97%  $1,336,474 $20,243  6.01%
    269,115   5,032  7.52      256,599   4,824  7.46      255,688   4,798  7.44
-------------------------------------------------------------------------------
  1,543,968  24,127  6.28    1,541,757  24,161  6.22    1,592,162  25,041  6.24
-------------------------------------------------------------------------------
      6,005      95  6.36        3,787      72  7.54        3,323      51  6.09
     27,409     402  5.90       19,197     288  5.95        9,826     149  6.02
  2,189,423  47,866  8.79    2,145,558  47,838  8.85    2,073,088  46,216  8.84

     38,966                     38,378                     38,372
-------------------------------------------------------------------------------
  2,150,457  47,866  8.95    2,107,180  47,838  9.01    2,034,716  46,216  9.01
-------------------------------------------------------------------------------
  3,727,839  72,490  7.82    3,671,921  72,359  7.82    3,640,027  71,457  7.79
-------------------------------------------------------------------------------
    432,081                    431,982                    418,656
-------------------------------------------------------------------------------
 $4,159,920                $ 4,103,903                $ 4,058,683
===============================================================================


 $  804,723   6,387  3.19   $   759,920   6,605 3.45    $ 765,337   6,515  3.38
    103,931     629  2.43      106,633     654  2.43      115,312     710  2.44
  1,533,143  21,805  5.72    1,338,106  19,416  5.76    1,208,924  17,454  5.73
-------------------------------------------------------------------------------

  2,441,797  28,821  4.75    2,204,659  26,675  4.80    2,089,573  24,679  4.69
-------------------------------------------------------------------------------
    778,343  10,993  5.68      973,914  14,457  5.89    1,060,864  15,952  5.97
-------------------------------------------------------------------------------

  3,220,140  39,814  4.97    3,178,573  41,132  5.13    3,150,437  40,631  5.12
-------------------------------------------------------------------------------
    588,624                    584,748                    586,340
     40,865                     43,465                     39,746
    310,291                    297,117                    282,160
-------------------------------------------------------------------------------

 $4,159,920                $ 4,103,903                 $4,058,683
===============================================================================


            32,676  2.85               31,227  2.69               30,826  2.67


                     3.53                       3.37                       3.36

              1,874                      1,780                      1,771
-------------------------------------------------------------------------------
             30,802                     29,447                     29,055
                911                        176                         15
             26,584                     23,951                     23,185
             37,642                     36,852                     35,682
-------------------------------------------------------------------------------
             18,833                     16,370                     16,543
              5,838                      3,707                      4,050
-------------------------------------------------------------------------------
            $12,995                    $12,663                    $12,493
===============================================================================


            $  0.62                    $   .60                    $  0.59
-------------------------------------------------------------------------------
            $  0.56                    $   .54                    $  0.54
===============================================================================


NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances,
Average Yields and Rates
(In Thousands Except Share Data)

                            For Nine months ended
                           ----------------------------------------------------
                            SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                           ----------------------------------------------------
                             Average  Revenue/  Yield  Average   Revenue/  Yield
                             Balance  Expense   /Rate  Balance   Expense   /Rate
                           ----------------------------------------------------


ASSETS
  Taxable securities       $1,287,248 $ 58,323  6.05% $1,378,467 $ 63,739  6.18%
  Tax-exempt securities(1)    280,937   15,677  7.45     253,083   14,289  7.55
-------------------------------------------------------------------------------
    Total securities        1,568,185   74,002  6.30   1,631,550   78,028  6.39
-------------------------------------------------------------------------------
  Trading securities            5,507      267  6.50       3,634      170  6.25
  Funds sold                   30,540    1,274  5.57      15,603      708  6.07
  Loans(2)                  2,226,103  146,124  8.77   1,967,759  131,214  8.92
    Less reserve for
      loan losses              40,938                     38,298
-------------------------------------------------------------------------------
  Loans, net of reserve     2,185,165  146,124  8.93   1,929,461  131,214  9.09
-------------------------------------------------------------------------------
    Total earning assets    3,789,397  221,667  7.81   3,580,248  210,120  7.85
-------------------------------------------------------------------------------
  Cash and other assets       444,093                    416,810
-------------------------------------------------------------------------------
        Total assets       $4,233,490                 $3,997,058
===============================================================================
LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Transaction deposits     $  834,032   20,657  3.31  $  758,147   18,671  3.29
  Savings deposits            102,838    1,868  2.43     122,718    2,303  2.51
  Other time deposits       1,562,335   65,686  5.62   1,193,261   50,090  5.61
-------------------------------------------------------------------------------
    Total interest-bearing
      deposits              2,499,205   88,211  4.71   2,074,126   71,064  4.58
-------------------------------------------------------------------------------
  Other borrowings            763,561   32,320  5.65   1,040,585   47,629  6.12
  Subordinated debenture            0        0  0.00       7,751      352  6.07
-------------------------------------------------------------------------------
    Total interest-bearing
      liabilities           3,262,766  120,531  4.93   3,122,462  119,045  5.10
-------------------------------------------------------------------------------
  Demand deposits             616,914                    571,534
  Other liabilities            38,650                     39,047
  Shareholders' equity        315,157                    264,015
-------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity $4,233,487                 $3,997,058
===============================================================================

 TAX-EQUIVALENT NET
    INTEREST REVENUE(1)                101,136  2.88               91,075  2.75
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1) TO
    EARNING ASSETS                              3.57                       3.40
  Less tax-equivalent
    adjustment(1)                        5,941                      5,258
-------------------------------------------------------------------------------
NET INTEREST REVENUE                    95,195                     85,817
Provision for loan losses                3,910                         55
Other operating revenue                 77,778                     67,195
Other operating expense                120,713                    105,354
-------------------------------------------------------------------------------
INCOME BEFORE TAXES                     48,350                     47,603
Federal and state income tax             8,789                     11,061
-------------------------------------------------------------------------------
NET INCOME                            $ 39,561                   $ 36,542
===============================================================================
EARNINGS PER SHARE:
  NET INCOME
    Primary                           $   1.87                   $   1.72
-------------------------------------------------------------------------------
    Fully Diluted                     $   1.69                   $   1.57
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


PART II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K
          (A)  Exhibits:
               No. 27    Financial Data Schedule filed herewith electronically.

          (B)  Reports on Form 8-K:
               No reports on Form 8-K were filed during the nine months ended September 30, 1996.


                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BOK FINANCIAL CORPORATION
                                       -------------------------
                                         (Registrant)

Date  November 12, 1996              /s/ James A. White
      -----------------             --------------------
                                    James A. White
                                    Executive Vice President and
                                      Chief Financial Officer




