Form 10-K
period 1995-12-31
BOK FINANCIAL CORP ET AL
filed 1996-11-18
CIK 875357

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 1996
    ======================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995    COMMISSION FILE NO. 0-19341


                           BOK FINANCIAL CORPORATION


          INCORPORATED IN THE STATE     I.R.S. EMPLOYER IDENTIFICATION
                       OF OKLAHOMA          NO.73-1373454


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]


State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $90,716,315 as of February 29, 1996.


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 20,435,826 shares of common stock ($.00006 par value) as of February 29, 1996.


List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:

     Part I - Annual Report to Shareholders For Fiscal Year Ended December 31, 1995 (designated portions only)

     Part II -  Annual Report to Shareholders For Fiscal Year Ended December 31,
                1995 (designated portions only)

     Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for April 30, 1996 (designated portions only)

     Part IV -  Annual Report to Shareholders For Fiscal Year Ended December 31,
                1995 (designated portions only)

================================================================================

                           BOK FINANCIAL CORPORATION
                            FORM 10-K ANNUAL REPORT
                                     INDEX

ITEM                                                        PAGE
----                                                        ----

                                    PART I
1.    Business                                                2

2.    Properties                                              7

3.    Legal Proceedings                                       7

4.    Submission of Matters to a Vote of Security Holders     7


                                    PART II

5.    Market for Registrant's Common Equity and Related
      Stockholder Matters                                     7

6.    Selected Financial Data                                 8

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     8


8.    Financial Statements and Supplementary Data             8

9.    Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                  8


                                   PART III

10.    Directors and Executive Officers of the Registrant     8

11.    Executive Compensation                                 8

12.    Security Ownership of Certain Beneficial Owners
       and Management                                         8

13.    Certain Relationships and Related Transactions         8


                                    PART IV


14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                           9-13

     Signatures                                              14

                                                       BOK FINANCIAL CORPORATION

                                    PART I

ITEM 1 - BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

BOK Financial Corporation ("BOK Financial") was incorporated under the laws of the State of Oklahoma on October 24, 1990. Active operations as a bank holding company commenced on June 7, 1991 with the acquisition of the preferred stock ("BOk Preferred Stock") of Bank of Oklahoma, National Association ("BOk") from the Federal Deposit Insurance Corporation ("FDIC") and the conversion of the BOk Preferred Stock into 99.99% of the common stock of BOk. BOK Financial is regulated by the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended ("BHCA").

BOK Financial operates primarily through BOk, BOk's subsidiaries and Citizens Bank of Northwest Arkansas, National Association ("CBNWA"). The existing and future activities of BOK Financial and its subsidiaries are limited by the BHCA, which prohibits a bank holding company from engaging in any business other than banking, managing or controlling banks, and furnishing and performing certain bank-related services and activities.

On June 7, 1991, BOK Financial paid $60.75 million to the FDIC for the BOk Preferred Stock. To finance this acquisition, BOK Financial issued preferred stock totaling $15.0 million at $6.00 per share and common stock ("Common Stock") totaling $46.0 million at $5.75 per share to George B. Kaiser ("Kaiser"), BOK Financial's principal shareholder. Kaiser purchased an additional $10.0 million to BOK Financial Common Stock at $5.75 per share, and BOK Financial contributed the $10.0 million to BOk as additional capital. Per share amounts reflect a 1-for-100 reverse stock split effective December 17, 1991 ("reverse stock split").

Following a bidding process conducted by the Resolution Trust Corporation ("RTC"), BOK Financial, through the mortgage banking subsidiary of BOk, BancOklahoma Mortgage Corp. ("BOMC"), acquired on June 10, 1991 approximately $1.0 billion of mortgage servicing rights and certain other assets of Maxim Mortgage Corporation ("Maxim"). Maxim was formerly a subsidiary of Sooner Federal Savings and Loan Association, which had failed and had been placed under the control of the RTC.

Also following a bidding process by the RTC, BOK Financial acquired on August 9, 1991 certain assets and assumed certain liabilities, primarily deposits, of eight branches of Continental Federal Savings and Loan Association of Oklahoma City, Oklahoma. BOK Financial assumed deposits of approximately $214.5 million and paid the RTC a premium of $4.1 million. Kaiser acquired an additional $20.0 million of BOK Financial's Common Stock at $5.75 per share (after effect of the reverse stock split), and BOK Financial contributed the $20.0 million to BOk to facilitate the purchase.

On March 27, 1992, CBNWA acquired certain assets and assumed the deposits and certain obligations of two branches of the failed Home Federal Savings & Loan Association from the RTC for $1.1 million.

On July 16, 1992, Bank of Oklahoma, N.A., South, an unconsolidated banking subsidiary, was merged into BOk.

On November 13, 1992, BOK Financial purchased Southwest Trustcorp, Inc. and its subsidiary, The Trust Company of Oklahoma, Oklahoma City, in exchange for 400,000 shares of Common Stock valued at $4.6 million.

On December 31, 1992, BOK Financial acquired certain assets and assumed $502.9 million of deposits and other liabilities of 19 branches of the Sooner Division of First Gibraltar Bank, FSB of Irving, Texas for a purchase price of $16.5 million.

On May 7, 1993, BOK Financial issued 343,295 common shares valued at $6.9 million and paid $3.9 million to acquire Sand Springs Bancshares, Inc. and its subsidiary, Sand Springs State Bank.

Also on May 7, 1993, BOK Financial issued 1,183,691 common shares to acquire Brookside Bancshares, Inc. and its subsidiary, Brookside State Bank, in a pooling-of-interests transaction. Financial information of BOK Financial for 1992 and 1991 has been restated to reflect this acquisition.

On October 9, 1993, BOK Financial acquired certain assets and assumed the deposits and certain obligations of two branches of the failed Heartland Federal Savings & Loan Association from the FDIC for $5.1 million.

On May 2, 1994, BOK Financial acquired Plaza National Bank, Bartlesville, Oklahoma for $11.7 million.

On June 13, 1994, BOK Financial acquired Texas Commerce Trust Company -
Sherman, National Association, Sherman, Texas, a national association limited to trust powers only, for $6.1 million.

                                                       BOK FINANCIAL CORPORATION

On October 7, 1994, BOK Financial acquired Northwest Bank of Enid, Enid, Oklahoma for $8.2 million.

On November 14, 1994, BOK Financial issued 1,380,017 common shares to acquire Citizens Holding Company and its subsidiaries, Citizens Bank of Muskogee and Citizens Bank of Northwest Arkansas, in a pooling-of-interests. Financial information of BOK Financial for 1993 and 1992 has been restated to reflect this acquisition.

Developments relating to individual aspects of the business of BOK Financial are described under "Narrative Description of Business" on pages 3 and 4 of this report. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 6-20) in BOK Financial's 1995 Annual Report to Shareholders. Additional information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 29) in BOK Financial's 1995 Annual Report to Shareholders.


                       NARRATIVE DESCRIPTION OF BUSINESS

BOK Financial is a bank holding company, and as such, its activities are limited by the BHCA to banking, certain bank-related services and activities, and managing or controlling banks. BOK Financial's banking and bank-related activities are primarily performed through BOk and CBNWA; nonbank subsidiary operations are not significant. As of December 31, 1995, BOK Financial and its subsidiaries had 1,842 full-time equivalent employees. Following is a description of the more significant services offered by BOK Financial and the competitive and regulatory environments in which it operates.


                               SERVICES OFFERED


COMMERCIAL BANKING SERVICES

BOK Financial, through BOk and CBNWA, provides a wide range of financial services to commercial and industrial customers, including depository, lending and other financial services such as cash management and international collections. The loan portfolio is comprised primarily of real estate and commercial loans. The commercial loan portfolio is diversified and distributed among various commercial and industrial customers, including energy-related, manufacturing, trade and service industries.

CORRESPONDENT BANKING SERVICES

BOK Financial provides a broad range of financial services to approximately 350 banks, savings and loans, credit unions and other financial institutions in Oklahoma and surrounding states. BOK Financial works closely with community financial institutions, assisting them in satisfying the demands of their customers and trade areas by engaging in loan participations and providing other financial services.

CONSUMER BANKING SERVICES

At December 31, 1995, BOk had 62 banking locations, with 48 locations in the Tulsa and Oklahoma City areas. CBNWA had 4 locations in northwest Arkansas. Services offered include deposit accounts, installment loans, student loans, bank card accounts, personal lines of credit, debit cards, an automated 24-hour telephone loan application service and a 24-hour telephone branch. New products planned for 1996 include a telephone and personal computer based bill paying service. The BancOklahoma Investment Center makes available, through representatives in most BOk branches, a full range of mutual funds, annuities and securities. TransFund, BOk's network of automated teller machines, consists of 549 locations across Oklahoma.

INVESTMENT AND MONEY MARKET ACTIVITIES

BOk provides securities brokerage, trading and underwriting services for corporations, governmental units, individual customers and correspondent banks. Securities include money market instruments, U.S. Government and municipal bonds, corporate stocks and bonds, and mutual funds. The public finance department provides financial advisory, private placement and term-financing services for governmental and corporate entities.

                                                       BOK FINANCIAL CORPORATION

MORTGAGE BANKING

BOMC, through its own locations as well as BOk's branch network, offers a full array of mortgage options from federally sponsored programs to "jumbo loans" on higher priced houses. BOMC is the largest originator of mortgage loans in Oklahoma and has a servicing portfolio of approximately $5.4 billion, including $253 million serviced for BOk.

TRUST AND ASSET MANAGEMENT SERVICES

BOk's trust subsidiaries (BancOklahoma Trust Company ("BOTC") in Oklahoma and Alliance Trust Company N.A. in Texas) offer a variety of services to both corporate and individual customers in Oklahoma and Texas. Individual financial trust services include personal trust management, administration of estates and management of individual investment and custodial accounts. For corporate clients, the services include management, administration and recordkeeping of pension plans, thrift plans, 401(k) plans and master trust plans, including a state-of-the-art system for employee benefit plan recordkeeping. BOk's trust division also serves as transfer agent and registrar for corporate securities, paying agent for municipalities and governmental agencies and indenture trustee of bond issues. BOTC serves as an investment advisor to the American Performance Funds, a family of proprietary mutual funds distributed by the Winsbury Company of Columbus, Ohio. At December 31, 1995, trust subsidiaries were responsible for approximately $7.6 billion in assets.

                              FOREIGN OPERATIONS


BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

                                  COMPETITION


The banking industry in Oklahoma is highly competitive. BOK Financial competes with other banks in obtaining deposits, making loans and providing additional services related to banking. There are approximately 346 banks located in Oklahoma, of which approximately 40 are located in the Tulsa County metropolitan surrounding area and approximately 58 are located in the Oklahoma County metropolitan surrounding area. BOK Financial is also in competition with other businesses engaged in extending credit or accepting deposits, such as major retail establishments, major brokerage houses, savings and loan associations, credit unions, finance companies, small loan companies, insurance companies and loan production offices of major banks located within and outside Oklahoma.

Limited branch banking as permitted in Oklahoma is increasing competition. Generally, a bank may establish two new branch offices within the town or city where the bank is located or in nearby areas not already served by a bank or branch, and may acquire an unlimited number of existing banks and convert them and their branches into branch offices. Within its primary markets, BOk has 25 locations in the Tulsa area and 23 locations in the Oklahoma City area, the state's largest financial markets. Subject to regulatory approval, BOk is considering various locations for additional facilities. Like BOk, other banks are taking advantage of the bank branching laws to establish additional facilities. These additional banking offices are further increasing competition. Limited branch banking is, on the other hand, permitting banks to compete more effectively with savings and loan associations, credit unions and other financial institutions that may establish offices more freely than banks, some of which are not subject to regulatory restrictions on their activities.

Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multibank holding company do not exceed 11% of all deposits in Oklahoma financial institutions insured by the federal government. Based on the latest statistical data available (as of June 30, 1995), BOK Financial could acquire additional bank subsidiaries so long as the aggregate deposits of all Oklahoma subsidiaries do not exceed approximately $3.9 billion. Consolidated deposits of BOK Financial were $2.7 billion and $2.9 billion at June 30, and December 31, 1995, respectively.

Oklahoma also permits out-of-state bank holding companies to acquire banks and bank holding companies located in the state and, subject to certain limitations, make additional acquisitions within the state. Over the last few years, one national and two regional bank holding companies have entered the Oklahoma market which has resulted in the consolidation of the Oklahoma banking industry into fewer but larger banks. This concentration has significantly increased competition for both commercial and consumer customers as more organizations are providing a greater number of products and services to the customer.

                                                       BOK FINANCIAL CORPORATION

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was signed into law. In summary, commencing one year after passage, qualifying bank holding companies will be permitted to acquire banks in any state. As of June 1, 1997, qualifying banks may be able to engage in interstate branching by merging banks in different states. States may opt out of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. States may also opt into interstate branching earlier than 1997 with specific legislation. The law imposes a 10% nationwide deposit cap and a 30% state cap; however, the states' authority is preserved to impose a lower, nondiscriminatory deposit cap (such as Oklahoma's 11% cap, discussed on page 4). Early opt in legislation must apply equally to all out-of-state banks and permit interstate merger transactions with all out-of-state banks. Legislation to opt in early has been passed by the Oklahoma House of Representatives and, as of this date, is expected to be considered by the Senate during 1996. If enacted, it is anticipated that the total number of Oklahoma banks may decrease and national and regional bank presence in the state may increase. Over the near-term, these changes are expected to increase competition with a greater number of products and services available to Oklahoma customers. Over the long-term, the number of competitors could decrease, depending on the extent of consolidations nationwide, but competition could continue to increase as a result of the remaining institutions needing to be stronger, more innovative and more aggressive to retain a significant presence in a consolidated environment.

Additional legislation, judicial and administrative decisions also may affect the ability of banks to compete with each other as well as with other businesses. These statutes and decisions may tend to make the operations of various financial institutions more similar and increase competition among banks and other financial institutions or limit the ability of banks to compete with other businesses. Management currently cannot predict whether and, if so, when any such changes might occur or the impact any such changes would have upon the income or operations of BOK Financial or its subsidiaries, or upon the Oklahoma regional banking environment.

                          SUPERVISION AND REGULATION


Bank holding companies and banks are extensively regulated under both federal and state law. The following information, to the extent it describes statutory or regulatory provisions, is qualified in its entirety by reference to the particular statutory and regulatory provisions. It is not possible to predict the changes, if any, that may be made to existing banking laws and regulations or whether such changes, if made, would materially adversely affect the business and prospects of BOK Financial, BOk and CBNWA.

BOK FINANCIAL

As a bank holding company, BOK Financial is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "Reserve Board"). Under the BHCA, BOK financial is required to file with the Reserve Board an annual report and such other additional information as the Reserve Board may require. The Reserve Board may also make examinations of BOK Financial and its subsidiaries.

The BHCA requires the prior approval of the Reserve Board in any case where a bank holding company proposes to acquire control of more than five percent of the voting shares of any bank, unless it already controls a majority of such voting shares. Additionally, approval must also be obtained before a bank holding company may acquire all or substantially all of the assets of another bank or before it may merge or consolidate with another bank holding company. The BHCA further provides that the Reserve Board shall not approve any such acquisition, merger or consolidation that will substantially lessen competition, tend to create a monopoly or be in restraint of trade, unless it finds the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The BHCA presently prohibits the Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located, but Riegle-Neal permits interstate banking as of September 29, 1995, as discussed above in "Competition".

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company whose activities the Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Reserve Board weighs the Community Reinvestment Act activities of the bank holding company and the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of

                                                       BOK FINANCIAL CORPORATION

resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full-payout, nonoperating basis.

A bank holding and its subsidiaries are further prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property or services. Thus, a subsidiary of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide some additional credit, property or services from or to the bank holding company or any subsidiary thereof or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 1995, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 6.55%, 9.91% and 11.17%, respectively.

BOK AND CBNWA

BOk and CBNWA are national banking associations and are subject to the National Banking Act and other federal statutes governing national banks. Under federal law, the Office of the Comptroller of the Currency ("Comptroller") charters, regulates and serves as the primary regulator of national banks. In addition, the Comptroller must approve certain corporate or structural changes, including an increase or decrease in capitalization, payment of dividends, change of place of business, establishment of a branch and establishment of an operating subsidiary. The Comptroller performs its functions through national bank examiners who provide the Comptroller with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable laws, rules and regulations. The National Banking Act authorizes the Comptroller to examine every national bank as often as necessary. Although the Comptroller has primary supervisory responsibility for national banks, such banks must also comply with Reserve Board rules and regulations as members of the Federal Reserve System.

CBNWA is also subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate. The rate on consumer loans is five percent above the discount rate or seventeen percent, whichever is lower.

BOk and CBNWA are insured by the FDIC and are required to pay certain fees and premiums to the FDIC. The FDIC has implemented a risk-related insurance system for determining premiums to be paid by a bank. Each bank is placed in one of nine risk categories based on its level of capital and supervisory rating with the well-capitalized banks with the highest supervisory rating paying a premium of 0.00% of deposits (subject to a minimum of $2,000 per year in the absence of any other assessments) and the critically undercapitalized banks paying up to 0.27% of deposits. Additionally, approximately 25% of BOK Financial's total deposits at December 31, 1995 were acquired through Oakar transactions and are insured through the Savings Association Insurance Fund ("SAIF"). While SAIF premiums currently range from 0.23% to 0.31% of SAIF deposits, depending on assigned risk category, legislation is pending which will require banks and savings associations to pay a one-time assessment on all SAIF-insured deposits. Estimates of the cost of this assessment range from 0.66% to 0.90%. The ultimate amount and timing of this assessment is subject to the Federal budget reconciliation process.

Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 1995, BOk's and CBNWA's leverage and risk-based capital ratios were well above the required minimum ratios.

                                                       BOK FINANCIAL CORPORATION

                  GOVERNMENTAL POLICIES AND ECONOMIC FACTORS

The operations of BOK Financial and its subsidiaries are affected by legislative changes and by the policies of various regulatory authorities and, in particular, the credit policies of the Reserve Board. An important function of the Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Reserve Board to implement its objectives are: open market operations in U.S. Government securities; changes in the discount rate on bank borrowings; and changes in reserve requirements on bank deposits. The effect of such policies in the future on the business and earnings of BOK Financial and its subsidiaries cannot be predicted with certainty.

The economy within the State of Oklahoma, BOK Financial's primary market, continues to show modest improvement. Certain economic indicators show creation of some 32,400 wage and salary jobs in 1995, the second year in a row in which Oklahoma has added in excess of 30,000 new jobs (primarily in services, retail trade and construction). Additionally, while business start-ups and residential construction for the year are slightly below 1994 levels, they rebounded in the latter half of 1995 to levels above a year ago. With Oklahoma's economy tied more closely with the national economy than in the past, however, a downturn in the national economy could have an adverse impact on BOK Financial's financial position and results of operations.


ITEM 2 - PROPERTIES


BOK Financial, through BOk, BOk's subsidiaries and CBNWA, owns improved real estate that was carried at $27.9 million, net of depreciation and amortization, as of December 31, 1995. BOK Financial conducts its operations through a total of 62 banking and four nonbanking locations in Oklahoma, four banking locations in Arkansas and two nonbanking locations in Texas as of December 31, 1995. BOk's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 13 of "Notes to Consolidated Financial Statements" (pages 33 and 38, respectively) of BOK Financial's 1995 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1995.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 1995, common shareholders of record numbered 1,676 with 20,415,504 shares outstanding.

During 1995, BOK Financial declared a 3% stock dividend in respect of its Common Stock payable in shares of Common Stock. The dividend was payable on November 27, 1995 to shareholders of record on November 17, 1995. BOK Financial's quarterly market information follows:

                         First     Second    Third    Fourth
                         ------------------------------------
     1995:
       Low               $19.75    $20.25    $21.50   $19.00
       High               22.25     22.75     25.25    24.50

     1994:
       Low               $20.50     $19.00   $19.00   $19.25
       High               25.50      21.50    22.00    20.50

                                                       BOK FINANCIAL CORPORATION

The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 5), "Table 5 - Selected Quarterly Financial Data" (page
11) and Note 15 of "Notes to Consolidated Financial Statements" (page 40) of BOK Financial's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 5) of BOK Financial's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 6-20), "Annual Financial Summary - Unaudited" (pages 44-45) and "Quarterly Financial Summary - Unaudited" (pages 46-47) of BOK Financial's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data regarding quarterly results of operations set forth under the caption "Table 5 - Selected Quarterly Financial Data" (page 11) of BOK Financial's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 1996 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 30, 1996 ("1996 Annual Proxy Statement") is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in BOK Financial's 1996 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 1996 Annual Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in BOK Financial's 1996 Annual Proxy Statement is incorporated herein by reference.

The information set forth under Notes 3, 5 and 9 of "Notes to Consolidated Financial Statements" (pages 29, 32-33 and 35, respectively) of BOK Financial's 1995 Annual Report to Shareholders is incorporated herein by reference.

                                                       BOK FINANCIAL CORPORATION

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS FILED.

The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1995 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.


                                              EXHIBIT 13
                                              ----------
                                          1995 ANNUAL REPORT
              DESCRIPTION                    PAGE NUMBER
              -----------                    -----------
Consolidated Selected Financial Data              5

Selected Quarterly Financial Data                11

Report of Management on Financial                21
 Statements

Report of Independent Auditors                   21

Consolidated Statements of Earnings              22

Consolidated Balance Sheets                      23

Consolidated Statements of Changes in         24-25
 Shareholders' Equity

Consolidated Statements of Cash Flows            26

Notes to Consolidated Financial               27-43
 Statements

Annual Financial Summary - Unaudited          44-45

Quarterly Financial Summary - Unaudited       46-47

Appendix A                                    49-50

(A)(2) LIST OF FINANCIAL STATEMENT SCHEDULES FILED.

The schedules to the consolidated financial statements required by Regulation S-X are not required under the related instructions or are inapplicable and are therefore omitted.

(A)(3) LIST OF EXHIBITS FILED.

Exhibit Number               Description of Exhibit
--------------               ----------------------

3.0 The Articles of Incorporation of BOK Financial, incorporated by reference to (i) Amended and Restated Certificate of Incorporation of BOK Financial filed with the Oklahoma Secretary of State on May 28, 1991, filed as Exhibit 3.0 to S-1 Registration Statement No. 33-90450, and (ii) Amendment attached as Exhibit A to Information Statement and Prospectus Supplement filed November 20, 1991.

3.1 Bylaws of BOK Financial, incorporated by reference to Exhibit 3.1 of S-1 Registration Statement No. 33-90450.

4.0 The rights of the holders of the Common Stock and Preferred Stock of BOK Financial are set forth in its Certificate of Incorporation.

10.0 Purchase and Sale Agreement dated October 25, 1990, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to Exhibit 2.0 of S-1 Registration Statement No. 33-90450.

                                                       BOK FINANCIAL CORPORATION

10.1 Amendment to Purchase and Sale Agreement effective March 29, 1991, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to Exhibit 2.2 of S-1 Registration Statement No. 33-90450

10.2 Letter agreement dated April 12, 1991, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to Exhibit 2.3 of S-1 Registration Statement No. 33-90450.

10.3 Second Amendment to Purchase and Sale Agreement effective April 15, 1991, among BOK Financial, Kaiser, and the FDIC, incorporated by reference to
                             Exhibit 2.4 of S-1 Registration Statement No. 33-90450.

10.4                         Employment agreements.

10.4(a)                      Employment Agreement between BOk and Stanley A.
                             Lybarger, incorporated by reference to Exhibit 10.4(a) of Form 10-K for the fiscal year ended December 31, 1991.

10.5 Director indemnification agreement dated June 30, 1987, between BOk and Kaiser, incorporated by reference to Exhibit 10.5 of S-1 Registration Statement No. 33-90450. Substantially similar director indemnification agreements were executed between BOk and the following:

                                                    Date of Agreement
                                                    -----------------

                         James E. Barnes              June 30, 1987
                         William H. Bell              June 30, 1987
                         James S. Boese               June 30, 1987
                         Dennis L. Brand              June 30, 1987
                         Chester E. Cadieux           June 30, 1987
                         William B. Cleary            June 30, 1987
                         Glenn A. Cox                 June 30, 1987
                         William E. Durrett           June 30, 1987
                         Leonard J. Eaton, Jr.        June 30, 1987
                         William B. Fader             December 5, 1990
                         Gregory J. Flanagan          June 30, 1987
                         Jerry L. Goodman             June 30, 1987
                         David A. Hentschel           July 7, 1987
                         Philip N. Hughes             July 8, 1987
                         Thomas J. Hughes, III        June 30, 1987
                         William G. Kerr              June 30, 1987
                         Philip C. Lauinger, Jr.      June 30, 1987
                         Stanley A. Lybarger          December 5, 1990
                         Patricia McGee Maino         June 30, 1987
                         Robert L. Parker, Sr.        June 30, 1987
                         James A. Robinson            June 30, 1987
                         William P. Sweich            June 30, 1987

10.6 Capitalization and Stock Purchase Agreement dated May 20, 1991, between BOK Financial and Kaiser, incorporated by reference to Exhibit 10.6 of S-1 Registration Statement No. 33-90450.

10.7 BOK Financial Corporation 1991 Special Stock Option Plan, incorporated by reference to Exhibit
                             4.0 of S-8 Registration Statement No. 33-44122.

10.7.1 BOK Financial Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-55312.

10.7.2 BOK Financial Corporation 1993 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-70102.

10.7.3 BOK Financial Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79834.

                                                       BOK FINANCIAL CORPORATION

10.7.4 BOK Financial Corporation 1994 Stock Option Plan (Typographical Error Corrected January 16, 1995), incorporated by reference to Exhibit 10.7.4 of Form 10-K for the fiscal year ended December 31, 1994.

10.7.5 BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to
                             Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

10.7.6 Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

10.7.7 Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

10.8                         Lease Agreement between One Williams Center Co.
                             and National Bank of Tulsa (predecessor to BOk) dated June 18, 1974, incorporated by reference to
                             Exhibit 10.9 of S-1 Registration Statement No. 33-90450.

10.9 Lease Agreement between Security Capital Real Estate Fund and BOk dated January 1, 1988, incorporated by reference to Exhibit 10.10 of S-1 Registration Statement No. 33-90450.

10.10 Asset Purchase Agreement (OREO and other assets) between BOk and Phi-Lea-Em Corporation dated April 30, 1991, incorporated by reference to Exhibit
                             10.11 of S-1 Registration Statement No. 33-90450.

10.11 Asset Purchase Agreement (Tanker Assets) between BOk and Green River Exploration Company dated April 30, 1991, incorporated by reference to
                             Exhibit 10.12 of S-1 Registration Statement No. 33-90450.

10.12 Asset Purchase Agreement (Recovery Rights) between BOk and Kaiser dated April 30, 1991, incorporated by reference to Exhibit 10.13 of S-1 Registration Statement No. 33-90450.

10.13 Purchase and Assumption Agreement dated August 7, 1992 among First Gibraltar Bank, FSB, Fourth Financial Corporation and BOk, as amended, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 31, 1992.

10.13.1 Allocation Agreement dated August 7, 1992 between BOk and Fourth Financial Corporation, incorporated by reference to Exhibit 10.14.1 of Form 10-K for the fiscal year ended December 31, 1992.

10.14 Merger Agreement among BOK Financial, BOKF Merger Corporation Number Two, Brookside Bancshares, Inc., The Shareholders of Brookside Bancshares, Inc. and Brookside State Bank dated December 22, 1992, as amended, incorporated by reference to
                             Exhibit 10.15 of Form 10-K for the fiscal year ended December 31, 1992.

10.14.1 Agreement to Merge between BOk and Brookside State Bank dated January 27, 1993, incorporated by reference to Exhibit 10.15.1 of Form 10-K for the fiscal year ended December 31, 1992.

10.15 Merger Agreement among BOK Financial, BOKF Merger Corporation Number Three, Sand Springs Bancshares, Inc., The Shareholders of Sand Springs Bancshares, Inc. and Sand Springs State Bank dated December 22, 1992, as amended, incorporated by reference to
                             Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1992.

10.15.1 Agreement to Merge between BOk and Sand Springs State Bank dated January 27, 1993, incorporated by reference to Exhibit 10.16.1 of Form 10-K for the fiscal year ended December 31, 1992.

                                                       BOK FINANCIAL CORPORATION

10.16 Partnership Agreement between Kaiser-Francis Oil Company and BOK Financial dated December 1, 1992, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1993.

10.16.1 Amendment to Partnership Agreement between Kaiser-Francis Oil Company and BOK Financial dated May 17, 1993, incorporated by reference to Exhibit
                             10.16.1 of Form 10-K for the fiscal year ended December 31, 1993.

10.17 Purchase and Assumption Agreement between BOk and FDIC, Receiver of Heartland Federal Savings and Loan Association dated October 9, 1993, incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended December 31, 1993.

10.18 Merger Agreement among BOk, Plaza National Bank and The Shareholders of Plaza National Bank dated December 20, 1993, incorporated by reference to
                             Exhibit 10.18 of Form 10-K for the fiscal year ended December 31, 1993.

10.18.1 Amendment to Merger Agreement among BOk, Plaza National Bank and The Shareholders of Plaza National Bank dated January 14, 1994, incorporated by reference to Exhibit 10.18.1 of Form 10-K for the fiscal year ended December 31, 1993.

10.19 Stock Purchase Agreement between Texas Commerce Bank, National Association and BOk dated March 11, 1994, incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended December 31, 1993.

10.20 Merger Agreement among BOK Financial Corporation, BOKF Merger Corporation Number Four, Citizens Holding Company and others dated May 11, 1994, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 31, 1994.

10.21 Stock Purchase and Merger Agreement among Northwest Bank of Enid, BOk and The Shareholders of Northwest Bank of Enid effective as of May 16, 1994, incorporated by reference to Exhibit 10.21 of Form 10-K for the fiscal year ended December 31, 1994.

11.0 Statement regarding the computation of per share earnings.

13.0 Annual Report to Shareholders for the fiscal year ended December 31, 1995. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

21.0                         Subsidiaries of BOK Financial.

23.0                         Consent of independent auditors - Ernst & Young
                             LLP.

99.0                         Additional Exhibits.

99.1 Undertakings incorporated by reference into S-8 Registration Statement No. 33-44121 for Bank of Oklahoma Master Thrift Plan and Trust, incorporated by reference to Exhibit 99.1 of Form 10-K for the fiscal year ended December 31, 1993.

99.2 Undertakings incorporated by reference into S-8 Registration Statement No. 33-44122 for BOK Financial Corporation 1991 Special Stock Option Plan, incorporated by reference to Exhibit 99.2 of Form 10-K for the fiscal year ended December 31, 1993.

99.3 Undertakings incorporated by reference into S-8 Registration Statement No. 33-55312 for BOK Financial Corporation 1992 Stock Option Plan, incorporated by reference to Exhibit 99.3 of Form 10-K for the fiscal year ended December 31, 1993.

99.4 Undertakings incorporated by reference into S-8 Registration Statement No. 33-70102 for BOK Financial Corporation 1993 Stock Option Plan, incorporated by reference to Exhibit 99.4 of Form 10-K for the fiscal year ended December 31, 1993.

                                                       BOK FINANCIAL CORPORATION

99.5 Undertakings incorporated by reference into S-8 Registration Statement No. 33-79834 for BOK Financial Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 99.5 of Form 10-K for the fiscal year ended December 31, 1994.

99.6 Undertakings incorporated by reference into S-8 Registration Statement No. 33-79836 for BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to
                             Exhibit 99.6 of Form 10-K for the fiscal year ended December 31, 1994.

(B) REPORTS ON FORM 8-K

None.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

The exhibits listed in response to Item 14(A)(3) are filed as part of this report.

(D) FINANCIAL STATEMENT SCHEDULES

None.

                                                       BOK FINANCIAL CORPORATION

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BOK FINANCIAL CORPORATION



DATE: March 26, 1996              BY:/s/ George B. Kaiser
      --------------                 ----------------------------------
                                     George B. Kaiser,
                                     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996, by the following persons on behalf of
                         --------------
the Registrant and in the capacities indicated.

OFFICERS
--------


/s/ George B. Kaiser                 /s/ Stanley A. Lybarger
-----------------------------------  ----------------------------------
George B. Kaiser,                    Stanley A. Lybarger,
Chairman of the Board of Directors   Director, President and Chief Executive
Officer

/s/ James A. White
-----------------------------------
James A. White,
Executive Vice President and
Chief Financial Officer/Treasurer

DIRECTORS
---------

/s/ Keith E. Bailey                  /s/ V. Burns Hargis
-----------------------------------  ----------------------------------
Keith E. Bailey, Director            V. Burns Hargis, Director


                                     /s/ Thomas J. Hughes, III
-----------------------------------  ----------------------------------
James E. Barnes, Director            Thomas J. Hughes, III, Director


                                     /s/ E. Carey Joullian, IV
-----------------------------------  ----------------------------------
Sharon J. Bell, Director             E. Carey Joullian, IV, Director


/s/ Larry W. Brummett                /s/ Robert J. LaFortune
-----------------------------------  ----------------------------------
Larry W. Brummett, Director          Robert J. LaFortune, Director


/s/ William B. Cleary
-----------------------------------  ----------------------------------
William B. Cleary, Director          Philip C. Lauinger, Jr., Director


/s/ Glenn A. Cox
-----------------------------------  ----------------------------------
Glenn A. Cox, Director               Robert L. Parker, Sr., Director


/s/ Robert H. Donaldson              /s/ James A. Robinson
-----------------------------------  ----------------------------------
Dr. Robert H. Donaldson, Director    James A. Robinson, Director


-----------------------------------  ----------------------------------
William E. Durrett, Director         L. Francis Rooney, III, Director


/s/ James O. Goodwin                 /s/ Robert L. Zemanek
-----------------------------------  ----------------------------------
James O. Goodwin, Director           Robert L. Zemanek, Director