Form 10-K
period 1996-12-31
BOK FINANCIAL CORP ET AL
filed 1997-03-27
CIK 875357

As filed with the  Securities  and  Exchange  Commission  on March 27, 1997
================================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year ended December 31, 1996 Commission File No. 0-19341

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $117,691,489 as of February 28, 1997.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,161,789 shares of common stock ($.00006 par value) as of February 28, 1997.

     List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:
     Part I - Annual Report to Shareholders For Fiscal Year Ended December 31, 1996 (designated portions only)
     Part II - Annual Report to Shareholders For Fiscal Year Ended December 31, 1996 (designated portions only)
     Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for April 29, 1997 (designated portions only)
     Part IV - Annual Report to Shareholders For Fiscal Year Ended December 31, 1996 (designated portions only)
================================================================================

                            BOK FINANCIAL CORPORATION
                             FORM 10-K ANNUAL REPORT
                                      INDEX


ITEM                                                                       PAGE

                               PART I

1.  Business                                                                  2

2.  Properties                                                                7

3.  Legal Proceedings                                                         7

4.  Submission of Matters to a Vote of Security Holders                       7


                                PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters     7

6.  Selected Financial Data                                                   8

7.  Management's Discussion and Analysis of Financial Condition and           8
    Results of Operations

8.  Financial Statements and Supplementary Data                               8

9.  Changes in and Disagreements with Accountants on Accounting and           8
    Financial Disclosure


                               PART III

10. Directors and Executive Officers of the Registrant                        8

11. Executive Compensation                                                    8

12. Security Ownership of Certain Beneficial Owners and Management            8

13. Certain Relationships and Related Transactions                            8


                                PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        9-13

    Signatures                                                               14

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

Shares disclosed in the following transactions have not been restated for subsequent stock dividends.

On June 7,  1991,  BOK  Financial  paid  $60.75  million to the FDIC for the BOk
Preferred Stock. To finance this acquisition, BOK Financial issued preferred stock totaling $15.0 million at $6.00 per share and common stock ("Common Stock") totaling $46.0 million at $5.75 per share to George B. Kaiser ("Kaiser"), BOK Financial's principal shareholder. Kaiser purchased an additional $10.0 million of BOK Financial Common Stock at $5.75 per share, and BOK Financial contributed the $10.0 million to BOk as additional capital. Per share amounts reflect a 1-for-100 reverse stock split effective December 17, 1991 ("reverse stock split").

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

On February 12, 1997, BOK Financial acquired Park Cities Bancshares, Inc. and its subsidiary, First National Bank of Park Cities, in Dallas, Texas for $50.0 million.

On March 4, 1997, BOK Financial acquired First TexCorp., Inc. and its subsidiary, First Texas Bank, in Dallas, Texas for $39.3 million.

Developments relating to individual aspects of the business of BOK Financial are described under "Narrative Description of Business" and "Services Offered" on pages 3 and 4 of this report. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 6 - 18) in BOK Financial's 1996 Annual Report to Shareholders. Additional information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 28 ) in BOK Financial's 1996 Annual Report to Shareholders.

                        NARRATIVE DESCRIPTION OF BUSINESS

BOK Financial is a bank holding company, and as such, its activities are limited by the BHCA to banking, certain bank-related services and activities, and managing or controlling banks. BOK Financial's banking and bank-related activities are primarily performed through BOk and CBNWA; nonbank subsidiary operations are not significant. As of December 31, 1996, BOK Financial and its subsidiaries had 2,102 full-time equivalent employees. Following is a description of the more significant services offered by BOK Financial and the competitive and regulatory environments in which it operates.

                                 SERVICES OFFERED

COMMERCIAL BANKING SERVICES

BOK Financial, through BOk and CBNWA, provides a wide range of financial services to commercial and industrial customers, including depository, lending and other financial services such as cash management, leasing and international collections. The loan portfolio is comprised primarily of real estate and commercial loans. The commercial loan portfolio is diversified and distributed among various commercial and industrial customers, including energy-related, manufacturing, trade and service industries.

CORRESPONDENT BANKING SERVICES

BOK Financial provides a broad range of financial services to banks, savings and loans, credit unions and other financial institutions in Oklahoma and surrounding states. BOK Financial works closely with community financial institutions, assisting them in satisfying the demands of their customers and trade areas by engaging in loan participations and providing other financial services.

CONSUMER BANKING SERVICES

At December 31, 1996, BOk had 65 banking locations, with 45 locations in the Tulsa and Oklahoma City areas. CBNWA had 4 locations in northwest Arkansas. Services offered include deposit accounts, installment loans, student loans, bank card accounts, personal lines of credit, debit cards, an automated 24-hour telephone loan application service, a 24-hour telephone branch and telephone and personal computer based bill paying services New services planned for 1997 include interactive video kiosks for consumer lending and other transactions. The BancOklahoma Investment Center makes available, through representatives in most BOk branches, a full range of mutual funds, annuities and securities. TransFund, BOk's network of automated teller machines, consists of 635 locations across Oklahoma, Arkansas, southwest Missouri, northern Texas and southern Kansas.

INVESTMENT AND MONEY MARKET ACTIVITIES

BOk provides securities brokerage, and trading services for corporations, governmental units, individual customers and correspondent banks. Securities include money market instruments, U.S. Government and municipal bonds, corporate stocks and bonds, and mutual funds. The public finance department provides bank-elegible underwriting financial advisory, private placement and term-financing services for governmental and corporate entities. BOK Financial recently announced its entrance into merchant banking which will provide a broad range of financial services outside those traditionally associated with banking, including financial advisory services to both public and corporate sectors, leasing and mezzanine financing, and underwriting of municipal revenue bonds, mortgage backed debt, consumer receivables, and commercial paper.

MORTGAGE BANKING

BOMC, through its own locations as well as BOk's branch network, offered a full array of mortgage options from federally sponsored programs to "jumbo loans" on higher priced houses. BOMC is the largest originator of mortgage loans in Oklahoma and has a servicing portfolio of approximately $5.9 billion, including $243 million serviced for BOk. Effective January 1, 1997, these mortgage banking activities were transferred to BOk.

TRUST AND ASSET MANAGEMENT SERVICES

BOk's trust subsidiaries (BancOklahoma Trust Company ("BOTC") in Oklahoma and Alliance Trust Company N.A. in Texas) offer a variety of services to both corporate and individual customers in Oklahoma and Texas. Individual financial trust services include personal trust management, administration of estates and management of individual investment and custodial accounts. For corporate clients, the services include management, administration and recordkeeping of pension plans, thrift plans, 401(k) plans and master trust plans, including a state-of-the-art system for employee benefit plan recordkeeping. BOk's trust division also serves as transfer agent and registrar for corporate securities, paying agent for municipalities and governmental agencies and indenture trustee of bond issues. BOTC serves as an investment advisor to the American Performance Funds, a family of proprietary mutual funds distributed by the Winsbury Company of Columbus, Ohio. At December 31, 1996, trust subsidiaries were responsible for approximately $7.5 billion in assets. Effective March 22, 1997, BOTC was merged into BOk.

                               FOREIGN OPERATIONS

BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

                                  COMPETITION

The banking industry in Oklahoma is highly competitive. BOK Financial competes with other banks in obtaining deposits, making loans and providing additional services related to banking. There are approximately 332 banks located in Oklahoma, of which approximately 38 are located in the Tulsa County and surrounding metropolitan area and approximately 55 are located in the Oklahoma County and surrounding metropolitan area. BOK Financial is also in competition with other businesses engaged in extending credit or accepting deposits, such as major retail establishments, major brokerage firms, savings and loan associations, credit unions, finance companies, small loan companies, insurance companies and loan production offices of major banks located within and outside Oklahoma.

Limited branch banking as permitted in Oklahoma is increasing competition. Generally, a bank may establish two new branch offices within the town or city where the bank is located or in nearby areas not already served by a bank or branch, and may acquire an unlimited number of existing banks and convert them and their branches into branch offices. Within its primary markets, BOk has 23 locations in the Tulsa area and 22 locations in the Oklahoma City area, the state's largest financial markets. Subject to regulatory approval, BOk is considering various locations for additional facilities. Like BOk, other banks are taking advantage of the bank branching laws to establish additional facilities. These additional banking offices are further increasing competition. Limited branch banking is, on the other hand, permitting banks to compete more effectively with savings and loan associations, credit unions and other financial institutions that may establish offices more freely than banks, some of which are not subject to comparable regulatory restrictions on their activities.

Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multibank holding company do not exceed 12.25% of all deposits in Oklahoma financial institutions insured by the federal government, exclusive of credit union deposits. Based on the latest statistical data available (as of June 30, 1996), BOK Financial could acquire additional bank subsidiaries so long as the aggregate deposits of all Oklahoma subsidiaries do not exceed approximately $4.1 billion. Deposits of BOk were $3.1 billion and $3.2 billion at June 30, and December 31, 1996, respectively.

Oklahoma also permits out-of-state bank holding companies to acquire banks and bank holding companies located in the state and, subject to certain limitations, make additional acquisitions within the state. During the last few years the Oklahoma banking industry has been consolidated into fewer but larger banks. In 1996, two "super-regional" holding companies announced significant acquisitions in Oklahoma. The consolidation over the past several years has brought about a highly competitive environment, in which many customers have access to national and regional financial institutions for many products and services.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was signed into law. In summary, commencing one year after passage, qualifying bank holding companies will be permitted to acquire banks in any state. As of June 1, 1997, qualifying banks may be able to engage in interstate branching by merging banks in different states. States " opt-out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. States may also opt into interstate branching earlier than 1997 with specific legislation. The law imposes a 10% nationwide deposit cap and a 30% state deposit cap; however, the states' authority is preserved to impose a lower, nondiscriminatory deposit cap. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap. It is anticipated that the total number of Oklahoma banks may decrease and national and regional bank presence in the state may increase. Over the near-term, these changes are expected to increase competition with a greater number of products and services available to Oklahoma customers. Over the long-term, the number of competitors could decrease, depending on the extent of consolidations nationwide, but competition could continue to increase as a result of the remaining institutions needing to be stronger, more innovative and more aggressive to retain a significant presence in a consolidated environment.

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

                             SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following information, to the extent it describes statutory or regulatory provisions, is qualified in its entirety by reference to the particular statutory and regulatory provisions. It is not possible to predict the changes, if any, that may be made to existing banking laws and regulations or whether such changes, if made, would have a materially adverse effect on the business and prospects of BOK Financial, BOk and CBNWA.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company whose activities the Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Reserve Board weighs the Community Reinvestment Act activities of the bank holding company and the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full-payout, nonoperating basis.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 1996, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 7.46%, 10.49% and 11.74%, respectively.

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

BOk and CBNWA are insured by the FDIC and are required to pay certain fees and premiums to the Bank Insurance Fund ("BIF"). The BIF has implemented a risk-related insurance system for determining premiums to be paid by a bank. Each bank is placed in one of nine risk categories based on its level of capital and supervisory rating with the well-capitalized banks with the highest supervisory rating paying a premium of 0.00% of deposits and the critically undercapitalized banks paying up to 0.27% of deposits. Also, approximately 21% of BOK Financial's total deposits at December 31, 1996 were acquired through Oakar transactions and are insured through the Savings Association Insurance Fund ("SAIF"). The Deposit Insurance Funds Act of 1996 was enacted on September 30, 1996, which recapitalized the SAIF and implemented a risk-related insurance system identical to the BIF system discussed above. In addition, the Deposit Insurance Fund Act of 1996 implemented an additional assessment on BIF and SAIF deposits, the Financing Corporation ("FICO") Quarterly Payment, which is not tied to the BIF risk classification. The FICO BIF annual rate is 1.296 basis points and the FICO SAIF annual rate is 6.48 basis points.

Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 1996, BOk's and CBNWA's leverage and risk-based capital ratios were well above the required minimum ratios.

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

The Oklahoma economy, BOK Financial's primary market, continues to generate job growth. Certain economic indicators show that employment growth within the state has now exceeded U.S. employment growth for fifteen consecutive months, although wage and salary growth in Oklahoma only slightly exceeded the growth rate observed nationally. With Oklahoma's economy tied more closely with the national economy than in the past, a downturn in the national economy could have an adverse impact on BOK Financial's financial position and results of operations.

ITEM 2 - PROPERTIES

BOK Financial, through BOk, BOk's subsidiaries and CBNWA, owns improved real estate that was carried at $31.0 million, net of depreciation and amortization, as of December 31, 1996. BOK Financial conducts its operations through a total of 65 banking and 4 nonbanking locations in Oklahoma, 4 banking locations in Arkansas and 2 nonbanking locations in Texas as of December 31, 1996. BOk's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 13 of "Notes to Consolidated Financial Statements" (pages 32 and 38, respectively) of BOK Financial's 1996 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.


ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the three months ended December 31, 1996.


                                      PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 1996, common shareholders of record numbered 1,674 with 21,131,895 shares outstanding.

During 1996, BOK Financial declared a 3% stock dividend in respect of its Common Stock payable in shares of Common Stock. The dividend was payable on November 27, 1996 to shareholders of record on November 18, 1996. BOK Financial's quarterly market information follows:

                    First          Second          Third          Fourth
                --------------- -------------- -------------- ---------------
1996:
  Low               $19.25          $20.00          $21.25        $23.25
  High               23.25           22.75           23.75         28.00

1995:
  Low               $19.75          $20.25          $21.50        $19.00
  High               22.25           22.75           25.25         24.50

The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 5), "Table 5 - Selected Quarterly Financial Data" (page
11) and Note 15 of "Notes to Consolidated Financial Statements" (page 39) of BOK Financial's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 5) of BOK Financial's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 6 - 18), "Annual Financial Summary - Unaudited" (pages 44 - 45) and "Quarterly Financial Summary -Unaudited" (pages 46 - 47) of BOK Financial's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data regarding quarterly results of operations set forth under the caption "Table 5 Selected Quarterly Financial Data" (page 11) of BOK Financial's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 1997 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 29, 1997 ("1997 Annual Proxy Statement") is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in BOK Financial's 1997 Annual Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 1997 Annual Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in BOK Financial's 1997 Annual Proxy Statement is incorporated herein by reference.

The information set forth under Notes 3, 5 and 9 of "Notes to Consolidated Financial Statements" (pages 29, 31, and 34, respectively) of BOK Financial's 1996 Annual Report to Shareholders is incorporated herein by reference.

                                 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) List of Financial Statements filed.

The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                                                             Exhibit 13
                                                      1996 Annual Report
Description                                                 Page Number
------------------------------------------            ------------------
Consolidated Selected Financial Data                                  5

Selected Quarterly Financial Data                                    11

Report of Management on Financial Statements                         19

Report of Independent Auditors                                       19

Consolidated Statements of Earnings                                  20

Consolidated Balance Sheets                                          21

Consolidated Statements of Changes in Shareholders' Equity        22-23

Consolidated Statements of Cash Flows                                24

Notes to Consolidated Financial Statements                        25-43

Annual Financial Summary - Unaudited                              44-45

Quarterly Financial Summary - Unaudited                           46-47

Appendix A                                                           48

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

  3.1                    Bylaws of BOK Financial, incorporated  by reference to
                         Exhibit 3.1 of S-1 Registration Statement No.33-90450.

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

  10.7 BOK Financial Corporation 1991 Special Stock Option Plan, incorporated by reference to
                         Exhibit 4.0 of S-8 Registration Statement No. 33-44122.

  10.7.1                 BOK  Financial  Corporation  1992 Stock  Option Plan,
                         incorporated   by  reference  to  Exhibit  4.0  of  S-8
                         Registration Statement No. 33-55312.

  10.7.2                 BOK  Financial  Corporation  1993 Stock  Option Plan,
                         incorporated   by  reference  to  Exhibit  4.0  of  S-8
                         Registration Statement No. 33-70102.

  10.7.3                 BOK  Financial  Corporation  1994 Stock  Option Plan,
                         incorporated   by  reference  to  Exhibit  4.0  of  S-8
                         Registration Statement No. 33-79834.

  10.7.4                 BOK  Financial  Corporation  1994 Stock  Option  Plan
                         (Typographical   Error  Corrected  January  16,  1995),
                         incorporated by reference to Exhibit 10.7.4 of Form 10-K for the fiscal year ended December 31, 1994

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

  10.22 Agreement and Plan of Merger among BOK Financial Corporation, BOKF Merger Corporation Number Five and Park Cities Bancshares, Inc. dated October 3, 1996, incorporated by reference to Exhibit C of S-4 Registratioin Statement No. 333-16337.

  10.23 Agreement and Plan of Merger among BOK Financial Corporation and First TexCorp., Inc. dated December 18, 1996, incorporated by reference to Exhibit 10.24 of S-4 Registration Statement No. 333-16337.

  11.0                   Statement   regarding  the  computation  of  per  share
                         earnings.

  13.0 Annual Report to Shareholders for the fiscal year ended December 31, 1996. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

  21.0                   Subsidiaries of BOK Financial.

  23.0                   Consent of independent auditors - Ernst & Young LLP.

  27.0                   Financial Data Schedule

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

                               SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BOK FINANCIAL CORPORATION


DATE: March 25, 1997                  BY: /s/George B. Kaiser
                                          ---------------------
                                          George B. Kaiser,
                                          Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1997 , by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS

/s/George B. Kaiser                       /s/Stanley A. Lybarger
--------------------------------          ----------------------------
George B. Kaiser,                         Stanley A. Lybarger,
Chairman of the Board of Directors        Director, President and
                                          Chief Executive Officer

/s/James A. White                         /s/John C. Morrow
------------------------------            ----------------------------
James A. White,                           John C. Morrow
Executive Vice President and              Senior Vice President and
Chief Financial Officer/Treasurer         Coontroller, Financial Accounting


DIRECTORS

                                                /s/ V. Burns Hargis
-------------------------------                 --------------------------------
W. Wayne Allen                                  V. Burns Hargis

/s/ Keith E. Bailey                             /s/ E. Carey Joullian, IV
-------------------------------                 --------------------------------
Keith E. Bailey                                 E. Carey Joullian, IV

                                                /s/ Robert J. LaFortune
-------------------------------                 --------------------------------
James E. Barnes                                 Robert J. LaFortune

/s/ Sharon J. Bell
-------------------------------                 --------------------------------
Sharon J. Bell                                  Philip C. Lauinger, Jr.

/s/Glenn A. Cox                                 /s/ David R. Lopez
--------------------------------                --------------------------------
Glenn A. Cox                                    David R. Lopez


-------------------------------                 --------------------------------
Ralph S. Cunningham                             Frank A. McPherson

/s/ Nancy J. Davies
-------------------------------                 --------------------------------
Nancy J. Davies                                 Robert L. Parker, Sr.

/s/ Dr. Robert H. Donaldson                     /s/ James W. Pielsticker
-------------------------------                 --------------------------------
Dr. Robert H. Donaldson                         James W. Pielsticker


-------------------------------                 --------------------------------
William E. Durrett                              James A. Robinson

/s/ James O. Goodwin
-------------------------------                 --------------------------------
James O. Goodwin                                L. Francis Rooney, III

                                                /s/ Robert L. Zemanek
                                                --------------------------------
                                                Robert L. Zemanek