Form 10-Q
period 1997-03-31
BOK FINANCIAL CORP ET AL
filed 1997-05-15
CIK 875357

As filed with the Securities and Exchange Commission on May 15, 1997
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997
                           Commission File No. 0-19341

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,211,270 shares of common stock ($.00006 par value) as of April 30, 1997.



================================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 1997

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                          2
      Report of Management on Consolidated
            Financial Statements                                          12
      Consolidated Statements of Earnings                                 13
      Consolidated Balance Sheets                                         15
      Consolidated Statements of Changes
            in Shareholders' Equity                                       17
      Consolidated Statements of Cash Flows                               18
      Notes to Consolidated Financial Statements                          20
      Financial Summaries - Unaudited                                     24

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                            28

Signature                                                                 28



MANAGEMENT'S DISCUSSION AND ANALYSIS


HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $15.3 million or $0.63 per fully diluted common share for the first quarter of 1997 compared to $13.0 million or $0.54 per fully diluted common share for the first quarter of 1996. Returns on average assets and equity were 1.30% and 16.92%, respectively. This is compared to returns on average assets and equity of 1.25% and 16.84%, respectively, for the same period of 1996.

BOK Financial completed the previously announced acquisitions of First National Bank of Park Cities ("Park Cities") and First Texas Bank ("First Texas"). These acquisitions, which added total assets of $438 million, furthers the development of BOK Financial's niche strategy of serving small-business and middle-market customers in complement to existing trust operations and energy lending in North Texas.

Subsequent to March 31, BOK Financial received approval from the federal banking regulators to begin securities underwriting through its subsidiary, Alliance Securities Corp. Management intends to focus on underwriting municipal revenue bonds and to perform related financial advisory services for communities in Oklahoma and surrounding states.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $37.5 million for the first quarter of 1997 compared to $32.7 for the first quarter of 1996, an increase of $4.8 million or 14.6%. Average earning assets increased by $518 million, including $162 million from the Park Cities and First Texas acquisitions while average interest bearing liabilities increased by $434 million. Demand deposit accounts and equity funded the growth of earning assets in excess of interest bearing liabilities. This improvement in the volume of total earning assets as compared to interest bearing liabilities contributed $4.4 million to the increase in net interest revenue. The combined effect of decreased yields on earning assets and decreased costs of interest bearing liabilities contributed $428 thousand.


TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)


                                             Three months ended
                                             March 31, 1997/1996
                                 -----------------------------------------------
                                                      ------Due to------
                                                                   Yield
                                    Change            Volume       /Rate
                                 -----------------------------------------------
Tax-equivalent interest
  revenue:
  Securities                      $  4,869         $  4,291       $  578
  Trading securities                   (37)             (35)          (2)
  Loans                              3,580            4,554         (974)
  Funds sold                           309              333          (24)
--------------------------------------------------------------------------------
Total                                8,721            9,143         (422)
--------------------------------------------------------------------------------

Interest expense:
  Interest bearing
    transaction deposits              1600            1,436          164
  Savings deposits                     (65)              (4)         (61)
  Time deposits                       (372)             355         (727)
  Other borrowings                   2,675            2,901         (226)
  Subordinated debenture                96               96            -
--------------------------------------------------------------------------------
Total                                3,934            4,784         (850)
--------------------------------------------------------------------------------
Tax-equivalent net
  interest revenue                $  4,787         $  4,359       $  428
Change in tax-equivalent
  adjustment                          (527)
--------------------------------------------------------------------------------
Net interest revenue              $  4,260
================================================================================
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Since its inception, BOK Financial has followed a strategy of utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and investing in securities. This strategy frequently results in a net interest margin which falls below those normally seen in the commercial banking industry even though it provides positive net interest revenue because of a relatively larger proportion of securities in earning assets. As more fully discussed in the subsequent Interest Rate Sensitivity and Liquidity section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk which results from this strategy.

Net interest margin, the ratio of net interest revenue to average earning assets was 3.58% for the first quarter of 1997. This is compared to 3.53% for the first quarter of 1996 and 3.45% for the fourth quarter of 1996. This increase in net interest margin is primarily due to lower costs of interest deposits and borrowed funds. The overall rates paid on interest bearing liabilities was 4.86% compared to 4.97% for both the first quarter of 1996 and the fourth quarter of 1996. Additionally, the yield on earning assets increased by 4 basis points to 7.76% compared to the previous quarter.


TABLE 2 - OTHER OPERATING REVENUE
(In thousands)


                                                Three Months Ended
                            ----------------------------------------------------
                             March 31,  Dec. 31,  Sept. 30,  June 30,  March 31,
                               1997       1996      1996       1996      1996
                            ----------------------------------------------------
Brokerage and trading
  revenue                   $  2,240  $  1,964  $   2,031  $   1,823  $  2,078
TransFund network revenue      2,543     2,310      2,236      2,153     2,096
Securities gains (losses),
  net                            262      (622)         -     (1,967)      (18)
Trust fees and commissions     5,278     5,324      5,317      5,528     5,469
Service charges and fees
  on deposit accounts          6,714     6,506      6,027      5,732     5,839
Mortgage banking revenue       6,948     7,206      7,103      6,056     5,869
Other revenue                  6,467     4,846      4,514      4,641     5,251
--------------------------------------------------------------------------------
  Total                     $ 30,452  $ 27,534   $ 27,228   $ 23,966  $ 26,584
================================================================================

Other operating revenue increased $3.9 million or 14.6% compared to the same quarter of 1996. This increase was primarily due to a $1.0 million or 17.0% increase in servicing revenue on mortgage loans, a $929 thousand increase in revenue from leasing activities, and an $875 thousand or 15% increase in deposit fees. The increase in mortgage servicing revenue reflected the growth in the volume of mortgage loans serviced by BOK Financial to $6.0 billion at March 31, 1997 compared to $5.4 billion at March 31, 1996. Revenue from leasing activities, which is included in other revenue, increased to $1.3 million for the first quarter of 1997 compared to $371 thousand for the same period of 1996. The increase in deposit fees was consistent with the overall expansion of economic activity in BOK Financial's primary market areas. Other operating revenue for the first quarter of 1997 included a gain on the sale of student loans of $1.1 million compared to a $1.0 million gain in the first quarter of 1996.

TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)


                                                Three Months Ended
                              --------------------------------------------------
                              March 31, Dec. 31,  Sept. 30,  June 30,  March 31,
                                1997     1996       1996      1996        1996
                              --------------------------------------------------
Personnel                     $ 19,294  $ 18,380   $ 17,759  $ 18,059  $ 17,747
Business promotion               1,950     1,459      1,618     1,801     1,494
Professional fees/services       1,496     1,286      1,458     1,420     1,242
Net occupancy, equipment
  and data processing            8,320     8,029      7,799     7,845     7,158
FDIC and other insurance           333        89      4,377       555       539
Printing, postage and
  supplies                       1,825     1,769      1,683     1,763     1,577
Net gains and operating
  expenses on repossessed
  assets                          (412)     (703)    (2,706)     (946)     (197)
Amortization of intangible
  assets                         1,728      1,241     1,238     5,288     1,465
Mortgage banking costs           4,217      4,354     4,089     3,646     3,745
Other expense                    2,975      2,411     2,982     3,343     2,872
--------------------------------------------------------------------------------
  Total                       $ 41,726   $  38,315 $  40,297 $ 42,774  $ 37,642
================================================================================

Operating expenses for the first quarter of 1997 increased $4.1 million or 10.8% compared to the first quarter of 1996. Approximately $1.4 million of this increase is due to operating expenses of Park Cities and First Texas. Other notable increases included $1.0 million or 5.7% in personnel costs and $696 thousand or 24.2% in data processing costs. The increase in processing expense is consistent with the increased volume of transactions between the two quarters. Additionally, BOK Financial has increased its business promotion activities to further capitalize on disruptions in banking relationships due to recently announced mergers in Oklahoma. Control over the growth in operating expenses relative to the increase in tax-equivalent revenue resulted in an efficiency ratio of 62.3%, compared to 63.9% for the first quarter of 1996.

Income tax expense increased to $7.4 million or 32.6% of pre-tax income for the first quarter of 1997 compared to $5.8 million or 31% for the same period of 1996. The increase in the effective tax rate is due to an increase in non-deductible expenses, primarily amortization expenses from the Park Cities and First Texas acquisitions.


TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING
SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)


                                               Three Months Ended
                              --------------------------------------------------
                              March 31,  Dec. 31,  Sept. 30, June 30,  March 31,
                                1997      1996       1996     1996       1996
                              -------------------------------------------------
Total Other Operating
  Expense                     $ 41,726   $ 38,315  $ 40,297 $ 42,774  $ 37,642
FDIC Insurance premium
  reduction, net of costs            -          -    (3,820)       -         -
Net gains and operating
  costs from repossessed
  assets                          412         703     2,706      946       197
Asset valuation charges             -           -         -   (4,071)     (500)
Item processing conversion
  and other related charges         -           -         -     (750)        -
-------------------------------------------------------------------------------
  Total                       $ 42,138   $ 39,018  $ 39,183 $ 38,899  $ 37,339
================================================================================


RISK ELEMENTS

The aggregate loan portfolio at March 31, 1997 increased by $300 million to $2.5 billion compared to March 31, 1996, and by $105 million since December 31, 1996. The year-to-date change in the loan portfolio includes increases of $79 million and $59 million due to the acquisitions of Park Cities and First Texas, respectively, partially offset by a $33 million decrease in the loan portfolios of Bank of Oklahoma, N.A. and Bank of Arkansas, N.A. (formerly Citizens Bank of Northwest Arkansas, N.A.). The largest decreases in outstanding loans were in residential mortgage loans held for sale which decreased by $28 million, and commercial real estate loans which decreased $16 million due to the payoff of several multifamily real estate loans. These were partially offset by a $30 million increase in commercial loans, which was distributed across all loan groups.

Although the acquisitions of Park Cities and First Texas enhance the geographic diversity of the loan portfolio, a substantial portion of the commercial and consumer loans continues to be concentrated in Oklahoma and Northwest Arkansas. This concentration subjects the portfolio to the general economic conditions within BOK Financial's primary market area. Major segments of the commercial loan portfolio are presented in Table 5. Commercial real estate loans are secured primarily by properties located in the Tulsa or Oklahoma City metropolitan areas.


TABLE 5 - LOANS
(In thousands)

                          March 31,  Dec. 31,    Sept. 30,  June 30,   March 31,
                            1997       1996         1996      1996        1996
                         -------------------------------------------------------
Commercial:
  Energy                 $  230,447 $  217,056  $  185,972  $ 176,685 $  156,230
  Manufacturing             163,312    137,529     126,356    139,509    148,068
  Wholesale/retail          184,488    166,075     177,351    179,458    156,261
  Agricultural              119,055    109,324      95,973     88,036     89,080
  Loans for purchasing or
    carrying securities      15,437     13,604      14,728      8,587      7,613
  Other commercial and
    industrial              346,785    340,602     341,352    287,339    288,518
Commercial real estate:
  Construction and land
    development             186,982    165,784     140,189    151,032    143,476
  Other real estate loans   505,371    509,874     496,356    493,107    473,110
Residential mortgage:
  Secured by 1-4 family
    residential property    465,432    429,405     434,789    424,766    419,135
  Residential mortgages
    held for resale          67,192     95,332      66,310     73,335    102,836
--------------------------------------------------------------------------------
  Total                  $2,499,613 $2,394,580  $2,319,844 $2,244,698 $2,199,161
================================================================================

Nonperforming assets totaled $44.2 million at March 31, 1997 compared to $42.2 million at December 31, 1996. The increase was due primarily to a $1.6 million increase in nonaccruing residential mortgage loans and a $1.4 million increase in real estate owned. The increase in real estate owned was due to the First Texas acquisition.

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans, which include all loans classified as doubtful or loss, are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. Loans assigned to the substandard category totaled $46 million at March 31, 1997 compared to $40 million at December 31, 1996. Special mention loans increased to $105 million at March 31, 1997. The majority of the $43 million increase since December 31, 1996 was attributable to less than satisfactory results from several large borrowers in the energy, agriculture, and manufacturing industries. These changes in performance are concentrated in a few specific credits and, in the opinion of management, does not indicate a trend of increasing future levels of special mention loans.

The balance of the special mention increase is due to a strategic decision in which BOK Financial made, on a limited and strategically selective basis, certain new loans which were classified as special mention at inception. These loans were to borrowers whose banking relationships were being displaced by merger activity in BOK Financial's primary markets. Generally, criteria for such loans included a long-term, stable operating history with only temporary credit deficiencies. Management expects to build a long-term banking relationship with these customers by meeting their credit needs at this time. Approximately $15 million of such loans were added during the first quarter of 1997 and up to $15 million are being considered for the second quarter of 1997.

Subsequent to March 31, 1997, a $15 million loan was downgraded from pass to special mention based upon the borrower's decision not to pursue additional equity financing and BOK Financial's assessment that the collateral value did not exceed the outstanding loan balance by an adequate amount. Although this loan continues to perform in accordance with its contractual terms and no loss of principal or interest is expected, management will closely monitor the loan in the future.

TABLE 6 - NONPERFORMING ASSETS
(In thousands)

                                March 31,  Dec. 31, Sept. 30, June 30, March 31,
                                  1997       1996     1996     1996        1996
                                ------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                    $ 9,332   $  9,589   $10,844  $ 11,418 $ 12,399
   Commercial real estate          5,418      5,306     4,323     8,528   10,138
   Residential mortgage            4,138      2,580     3,333     3,001    3,136
   Consumer                        1,366      1,360     1,114     1,037    1,178
--------------------------------------------------------------------------------
    Total nonaccrual loans        20,254     18,835    19,614    23,984   26,851
  Loans past due (90 days)(1)     17,838     18,816    17,379    17,424   15,023
--------------------------------------------------------------------------------
   Total nonperforming loans(1)   38,092     37,651    36,993    41,408   41,874
--------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate           2,710      2,586     4,158     3,342    2,949
  Other                            3,381      1,990       926       481      526
--------------------------------------------------------------------------------
   Total other nonperforming
    assets                         6,091      4,576     5,084     3,823    3,475
--------------------------------------------------------------------------------
 Total nonperforming assets      $44,183    $42,227  $ 42,077  $ 45,231 $ 45,349
--------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans             127.37%    119.91%   121.53%   103.38%  94.48%
 Nonperforming loans(1) to
  period-end loans(2)               1.57       1.64      1.64      1.91     2.00
--------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government          $15,083    $13,932  $ 13,741   $12,456  $12,165
(2) Excludes residential
    mortgage loans held for sale
================================================================================

The allowance for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $49 million at March 31, 1997 compared to $45 million at December 31, 1996 or 1.99% and 1.96%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally fixed-rate residential mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 7 presents statistical information regarding the reserve for loan losses.


TABLE 7 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)


                                                Three Months Ended
                              --------------------------------------------------
                              March 31,  Dec. 31,  Sept. 30,  June 30, March 31,
                                1997       1996      1996       1996     1996
                              --------------------------------------------------
Beginning balance             $  45,148  $ 44,959  $  42,807  $ 39,561 $ 38,287
 Loans charged-off:
  Commercial                        199       224      1,475       222      397
  Commercial real estate              1         -        335       106       82
  Residential mortgage               89        46         97                  1
  Consumer                          951     1,214        663       820      735
--------------------------------------------------------------------------------
  Total                           1,240     1,484      2,570     1,228    1,228
--------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                       367       821      1,670       449      807
   Commercial real estate           148       162      2,747       741      463
   Residential mortgage              64        67         21        44      130
   Consumer                         479       266        222       303      191
--------------------------------------------------------------------------------
    Total                         1,058     1,316      4,660     1,537    1,591
--------------------------------------------------------------------------------
 Net loans charged-off
  (recoveries)                      182       168     (2,090)     (309)    (363)
 Provision for loan losses        1,026       357         62     2,937      911
 Addition due to acquisition      2,525         -          -         -        -
--------------------------------------------------------------------------------
Ending balance                $  48,517  $ 45,148  $  44,959  $ 42,807 $ 39,561
--------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                 1.99      1.96       2.00      1.97     1.89
 Net loan losses
  (recoveries) (annualized)
  to average loans(1)              0.03      0.06      (0.39)    (0.06)    (.07)
--------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale
================================================================================

The adequacy of the allowance for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the allowance for loan losses. The provision for loan losses totaled $1.0 million for the first quarter of 1997 compared to $911 thousand for the first quarter of 1996. Management believes that the allowance for loan losses is adequate for each period presented based upon the evaluation criteria and information available at that time.

Other assets included at March 31, 1997, $16.2 million of natural gas compression and other equipment which is being leased to various customers. These leases are generally designed to be operating leases where both legal and economic ownership remains with BOK Financial. Lease payments are recorded as income when earned. The equipment is being depreciated over estimated useful lives. The lease terms are generally much shorter than the estimated useful lives of the related equipment. As each lease expires, the remaining net book value of the equipment is evaluated for impairment based upon current market values, re-leasing opportunities and other relevant factors.


INTEREST RATE SENSITIVITY AND LIQUIDITY

BOK Financial's asset / liability management policy addresses several complementary goals: assuring adequate liquidity, maintaining an appropriate balance between interest sensitive assets and liabilities, and maximizing net interest revenue. The responsibility for attaining these goals rests with the Asset / Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point rate increase or decrease to + / - 10%, establish maximum levels for short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly. At March 31, 1997, BOK Financial is within all guidelines established under these policies.

Interest rate sensitivity, the risk associated with changes in interest rates, is of primary importance within the banking industry. Management has established strategies and procedures to protect net interest revenue against significant changes in interest rates. Generally, these strategies are designed to achieve an acceptable level of net interest revenue based upon management's projections of future changes in interest rates..

Management simulates the potential effect of changes in interest rates through computer modeling which incorporates both the current gap position and the expected magnitude of the repricing of specific types of assets and liabilities. This modeling is performed assuming expected interest rates over the next twelve months based on both a Amost likely@ rate scenario and on two Ashock test@ rate scenarios, the first assuming a 200 basis point increase and the second assuming a 200 basis point decrease over the next twelve months. An independent source is used to determine the most likely interest rates for the next year.

The estimated impact of changes in interest rates on net interest revenue is projected not to exceed a 0.3% decrease within the + / - 200 basis point range of assumptions. However, this modeling indicates that under the 200 basis point decrease scenario the after-tax value of BOK Financial=s capitalized mortgage servicing rights, net of mortgage loan refinancing income, would decrease by approximately $6.6 million. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require that the net decreased value of mortgage loan servicing rights would be charged to earnings while the increased value of available for sale securities would be credited to shareholders= equity. The result is an estimated decrease in net income of 10.4%. Additionally, a 200 basis point increase in interest rates would decrease the economic value of equity by 7.6% due primarily to the decrease in value of the securities portfolio. This decrease is compared against the applicable policy which limits the negative impact of a 200 basis point change in interest rates on the economic value of equity to 10%.. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results may differ significantly.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These swaps are used primarily to more closely match the interest paid on certain long-term, fixed rate certificates of deposit with earning assets. Swaps allow BOK Financial to offer these deposits to its customers without altering the desired repricing characteristics. BOK Financial accrues and periodically receives amounts from the counter parties to these swaps and accrues and periodically makes payments to the counterparties. During the first quarter of 1997, income from these swaps exceeded costs of the swaps by $183 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness among other factors. Derivative products are not used for speculative purposes.


TABLE 8 - INTEREST RATE SWAPS
(In thousands)

                         Notional                  Pay               Receive
                          Amount                   Rate                Rate
                       ---------------------------------------------------------
Expiration:
  1998                     63,000          5.47 - 5.78%(1)       6.64 - 7.96%
  1999                     22,000                 5.51 (1)       6.80 - 7.68
  2006                     16,500                 7.26                  5.56 (1)
--------------------------------------------------------------------------------
(1)  Rates are variable based on LIBOR and reset quarterly or semiannually.
================================================================================

The best measure of liquidity is the ability to obtain funds to meet cash requirements. Liquidity is achieved through maturities of earning assets, securities available for sale and loans held for sale. On the liability side, liquidity depends on the availability of deposits and short-term borrowings in both the local and national markets for the subsidiary banks.

Cash provided by operating activities totaled $56 million for the first quarter of 1997 ($27 million excluding the net change in mortgage loans held for sale) compared to cash used by operating activities of $11 million (or cash provided of $19 million excluding the net change in mortgage loans held for sale) in the same period of 1996.

Investing activities used $202 million, primarily for the purchase of available for sale securities. These securities were primarily funded by an increase in borrowed funds.

TABLE 9 - CAPITAL RATIOS

                              March 31,  Dec. 31,  Sept. 30,  June 30, March 31,
                                1997        1996      1996       1996      1996
                              --------------------------------------------------
  to average assets
Risk-based capital
  Tier 1 capital                 8.96%    10.49%     10.26%    10.43%     10.08%
  Total capital                 10.81     11.74      11.52     11.69      11.33
Leverage                         6.34      7.46       7.34      7.09       6.80
================================================================================


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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1996 Form 10-K to the Securities and Exchange Commission which contains audited financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands Except Share Data)

                                                      For Three months ended
                                                             March 31,
                                                --------------------------------
                                                      1997                1996
                                                --------------------------------
INTEREST REVENUE
Loans                                           $     51,355         $   47,866
Taxable securities                                    22,567             20,251
Tax-exempt securities                                  4,119              2,002
--------------------------------------------------------------------------------
 Total securities                                     26,686             22,253
--------------------------------------------------------------------------------
Trading securities                                        58                 95
Funds sold                                               711                402
--------------------------------------------------------------------------------
 Total interest revenue                               78,810             70,616
--------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                              29,984             28,821
Other borrowings                                      13,668             10,993
Subordinated debenture                                    96                  -
--------------------------------------------------------------------------------
 Total interest expense                               43,748             39,814
--------------------------------------------------------------------------------
NET INTEREST REVENUE                                  35,062             30,802
PROVISION FOR LOAN LOSSES                              1,026                911
--------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER
 PROVISION FOR  LOAN LOSSES                           34,036             29,891
--------------------------------------------------------------------------------
OTHER OPERATING REVENUE
Brokerage and trading revenue                          2,240              2,078
TransFund network revenue                              2,543              2,096
Securities gains (losses), net                           262                (18)
Trust fees and commissions                             5,278              5,469
Service charges and fees on
 deposit accounts                                      6,714              5,839
Mortgage banking revenue, net                          6,948              5,869
Other revenue                                          6,467              5,251
--------------------------------------------------------------------------------
 Total other operating revenue                        30,452             26,584
--------------------------------------------------------------------------------
OTHER OPERATING EXPENSE
Personnel                                             19,294             17,747
Business promotion                                     1,950              1,494
Professional fees and services                         1,496              1,242
Net occupancy, equipment and
 data processing                                       8,320              7,158
FDIC and other insurance                                 333                539
Printing postage and supplies                          1,825              1,577
Net gains and operating expenses
 on repossessed assets                                  (412)              (197)

Amortization of intangible assets                      1,728              1,465
Mortgage banking costs                                 4,217              3,745
Other expense                                          2,975              2,872
--------------------------------------------------------------------------------
 Total other operating expense                        41,726             37,642
--------------------------------------------------------------------------------
INCOME BEFORE TAXES                                   22,762             18,833
Federal and state income tax                           7,415              5,838
--------------------------------------------------------------------------------
NET INCOME                                      $     15,347       $     12,995
================================================================================
EARNINGS PER SHARE:
 Net income
   Primary                                      $       0.70       $       0.60
--------------------------------------------------------------------------------
   Fully diluted                                $       0.63       $       0.54
--------------------------------------------------------------------------------
AVERAGE SHARES USED IN COMPUTATION:
 Primary                                          21,493,730         21,187,219
--------------------------------------------------------------------------------
 Fully diluted                                    24,310,945         24,017,812
================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                          March 31,    December 31,    March 31,
                                            1997            1996         1996
                                            ------------------------------------
ASSETS
Cash and due from banks                 $   342,913   $   322,791   $  270,364
Funds sold                                   76,387        44,760       36,000
Trading securities                            3,887         6,454        6,753
Securities:
  Available for sale                      1,787,637     1,459,122    1,367,894
  Investment (fair value:
    March 31, 1997 - $202,325;
    December 31, 1996 - $199,549;
    March 31, 1996 - $192,572)              202,750       198,408      192,481
--------------------------------------------------------------------------------
    Total securities                      1,990,387     1,657,530    1,560,375
--------------------------------------------------------------------------------
Loans                                     2,499,613     2,394,580    2,199,161
Less reserve for loan losses                 48,517        45,148       39,561
--------------------------------------------------------------------------------
  Net loans                               2,451,096     2,349,432    2,159,600
--------------------------------------------------------------------------------
Premises and equipment, net                  62,039        47,479       48,032
Accrued revenue receivable                   49,566        46,020       45,324
Excess cost over fair value of net
  assets  acquired  and core  deposit
  premiums (net of accumulated amortization:
    March 31, 1997 - $32,486;
    December 31, 1996 - $30,758;
    March 31, 1996 - $22,991)                74,926        28,276       36,043
Mortgage servicing rights                    67,005        61,544       50,895
Real estate and other repossessed
  assets                                      6,091         4,576        3,475
Other assets                                 60,215        51,838       45,054
--------------------------------------------------------------------------------
    Total assets                         $5,184,512    $4,620,700   $4,261,915
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest-bearing demand deposit       $  822,984  $   696,853    $   632,720
Interest-bearing deposits:
  Transaction                             1,046,562      954,546        826,865
  Savings                                   112,292       97,019        104,176
  Time                                    1,616,860    1,508,337      1,629,254
--------------------------------------------------------------------------------
    Total deposits                        3,598,698    3,256,755      3,193,015
--------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                802,990      669,176        522,108
Other borrowings                            325,530      277,128        182,831
Accrued interest, taxes and expense          50,332       46,047         46,667
Other liabilities                            15,786       11,628         11,325
Subordinated debenture                       20,000            -
--------------------------------------------------------------------------------
    Total liabilities                     4,813,336    4,260,734      3,955,946
--------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                  23           23             23
Common stock ($.00006 par value;
  2,500,000,000 shares authorized;
  shares issued and outstanding:
  March 31, 1997 - 21,193,453;
  December 31, 1996 - 21,148,729;
  March 31, 1996 - 20,436,431)                    1            1              1
Capital surplus                             176,982      176,093        157,844
Retained earnings                           197,864      182,892        159,347
Treasury stock (shares at cost:
  March 31, 1997 - 30,512;
  December 31, 1996 - 16,834)                  (844)        (428)             -
Unrealized gain/ (loss) on securities
  available for sale                         (2,845)       1,472        (11,102)
Less notes receivable from
  exercise of stock options                      (5)         (87)          (144)
--------------------------------------------------------------------------------
    Total shareholders' equity               371,176     359,966        305,969
--------------------------------------------------------------------------------
      Total liabilities and
        shareholders' equity              $5,184,512  $4,620,700     $4,261,915
================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED  STATEMENTS OF CHANGES IN
SHAREHOLDERS EQUITY
(In Thousands)

                       PreferredStock   Common   Stock  Capital  Retained Treasury Stock  Unrealized  Notes
                       Shares   Amount  Shares   Amount Surplus  Earnings  Shares Amount Gain/(loss) Receivable  Total
                       --------------------------------------------------------------------------------------------------
Balances at
   December 31, 1995   250,102   $   23  20,416  $  1  $157,395  $146,727     -   $   -  $ (2,427)   $(154)     $301,565
Net income                   -        -       -     -         -    12,995     -       -         -        -        12,995
Exercise of stock
 options                     -        -       2     -        34         -     -       -         -        -            34
Payments on stock
 option notes receivable     -        -       -     -         -         -     -       -         -       10            10
Preferred dividends
 paid in shares of
 common stock                -        -      16     -       375      (375)    -       -         -        -             -
Director retainer
 shares                      -        -       2     -        40         -     -       -         -        -            40
Change in unrealized
 net gain(loss) on
 securities
 available for sale          -        -       -     -         -         -     -       -    (8,675)       -        (8,675)
-------------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 1996       250,102   $   23  20,436  $  1  $157,844  $159,347     -   $   -  $(11,102)   $(144)     $305,969
=========================================================================================================================

Balances at
  December 31, 1996    250,102   $   23  21,149  $  1  $176,093  $182,892    17   $(428) $  1,472    $ (87)     $359,966
Net income                   -        -       -     -         -    15,347     -       -         -        -        15,347
Exercise of stock
 options                     -        -      25     -       469         -    14    (416)        -        -            53
Payments on stock
 option notes receivable     -        -       -     -         -         -     -       -         -       82            82
Preferred dividends
 paid in shares of
 common stock                -        -      17     -       375      (375)    -       -         -        -             -
Director retainer
 shares                      -        -       2     -        45         -     -       -         -        -            45
Change in unrealized
 net gain(loss) on
 securities
 available for sale           -       -       -     -         -         -     -       -    (4,317)       -        (4,317)
-------------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 1997        250,102  $   23  21,193  $  1  $176,982   $197,864   31   $(844) $ (2,845)   $  (5)     $371,176
=========================================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                               1997       1996
                                                           ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                 $  15,347  $  12,995
Adjustments to reconcile net income
  to net cash provided/(used) by operating
  activities:
  Provisions for loan losses                                   1,026        912
  Depreciation and amortization                                6,577      5,583
  Net amortization of investment security
    discounts and premiums                                       790        697
  Net gain on sales of assets                                 (2,339)    (1,862)
  Mortgage loans originated for resale                      (180,488)  (194,294)
  Proceeds from sale of mortgage loans
    held for resale                                          209,336    164,483
  Change in trading securities                                 2,567      1,024
  Change in accrued revenue receivable                         2,071     (4,203)
  Change in other assets                                      (4,312)    (2,476)
  Change in accrued interest, taxes and expense                5,568      4,922
  Change in other liabilities                                   (304)     1,370
--------------------------------------------------------------------------------
Net cash provided/(used) by operating activities              55,839    (10,849)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities            4,822      6,959
  Proceeds from maturities of available for sale securities   59,084    107,179
  Purchases of investment securities                          (9,187)   (20,404)
  Purchases of available for sale securities                (317,023)  (159,472)
  Proceeds from sales of available for sale securities        75,508     36,193
  Loans originated or acquired net or principal collected      2,748        975
  Proceeds from sales of assets                                2,978     26,334
  Purchases of assets                                        (20,239)    (4,813)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                    (1,240)      (200)
--------------------------------------------------------------------------------
  Net cash used by investing activities                     (202,549)    (7,249)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits,
    transaction deposits, money market deposits,
    and savings accounts                                      (4,053)    26,696
  Net change in certificates of deposit                          406    228,610
  Net change in other borrowings                             181,926   (242,867)
  Issuance of subordinated debenture                          20,000          -
  Issuance of preferred, common and treasury stock, net           98         74

  Payments on stock option notes receivable                       82         10
--------------------------------------------------------------------------------
Net cash provided by financing activities                    198,459     12,523
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                       51,749     (5,575)
Cash and cash equivalents at beginning of period             367,551    311,939
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 419,300  $ 306,364
================================================================================
CASH PAID FOR INTEREST                                     $  42,118  $  38,876
================================================================================
CASH PAID FOR TAXES                                        $     385  $     253
================================================================================
NET LOANS TRANSFERRED TO
  REPOSSESSED REAL ESTATE AND OTHER ASSETS                 $     694  $     223
================================================================================
PAYMENT OF PREFERRED STOCK DIVIDENDS IN COMMON   STOCK     $     375  $     375
================================================================================

See accompanying notes to consolidated financial statements .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A. (formerly Citizens Bank of Northwest Arkansas, N.A.), First National Bank of Park Cities, and First Texas Bank. Certain prior period balances have been reclassified to conform with the current period presentation.


(2) MORTGAGE BANKING ACTIVITIES

At March 31, 1997, BOk owned the rights to service 83,330 mortgage loans with outstanding principal balances of $6.0 billion, including $234 million serviced for BOk. The weighted average interest rate and remaining term was 7.70% and 280 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the current period is as follows:



                           Capitalized Mortgage Servicing Rights
                        ------------------------------------------------------
                                                        Valuation
                        Purchased Originated    Total   Allowance       Net
                        ------------------------------------------------------
Balance at
  December 31, 1996     $ 57,256   $  5,188   $ 62,444  $  (900)    $  61,544
  Additions                7,079        935      8,014        -         8,014
  Amortization expense    (2,253)      (300)    (2,553)       -        (2,553)
                        ------------------------------------------------------
Balance at
  March 31, 1997        $ 62,082   $  5,823   $ 67,905   $ (900)    $  67,005
                        ======================================================
Estimated fair value of
   mortgage servicing
   rights (1)           $ 85,013   $ 10,936   $ 95,949  $     -     $  95,949
                        ======================================================
(1) Excludes approximately $16.0 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the three months ending March 31, 1997 resulted in gains and losses as follows (in thousands):

        Proceeds                                      75,508
        Gross realized gains                             435
        Gross realized losses                            173
        Related federal and state
           income tax expense (benefit)                   85


(4) ACQUISITIONS

During the first quarter of 1997, BOK Financial completed the acquisitions of Park Cities Bancshares, Inc. and its subsidiary, First National Bank of Park Cities, Dallas, Texas (collectively "Park Cities") and First Texcorp, Inc. and its subsidiary First Texas Bank, Dallas, Texas (collectively "First Texas").

On February 12, 1997, BOK Financial issued notes totaling $10.9 million and $40.0 million in cash to acquire all outstanding common shares of Park Cities and on March 4, 1997, BOK Financial paid $39.3 million to acquire all outstanding common shares of First Texas. Both of these acquisitions were accounted for by the purchase method of accounting. Preliminary allocation of the purchase price to the net assets acquired is as follows:

                                              Park                  First
                                              Cities                Texas
                                            ----------           ----------

Cash and cash equivalents                   $  59,417             $ 32,164
Securities                                    102,505               45,967
Loans                                          79,124               58,714
Less allowance for loan losses                 (1,081)              (1,444)
                                              --------            ---------
Loans, net                                     78,043               57,270
Premises and equipment                          3,357                1,784
Core deposit premium                            6,544                4,565
Other assets                                    4,864                4,518
                                              --------            ---------
Total assets acquired                         254,730              146,268
                                              --------            ---------

Deposits:
  Noninterest bearing                          67,275               56,441
  Interest bearing                            158,352               62,664
                                              --------            ---------
Total deposits                                225,627              119,105
Borrowed funds                                    290                  333
Other liabilities                                 955                1,838
                                             ---------            ---------
Total liabilities assumed                     226,872              121,276
                                             ---------            ---------
Net assets acquired                           (27,858)             (24,992)
Purchase price                                 50,855               39,263
                                             ---------            ---------
Goodwill                                    $  22,997            $  14,271
                                             =========            =========


In conjunction with these acquisitions, BOK Financial issued a $20.0 subordinated debenture to an affiliate of its principal shareholder, George B. Kaiser. The terms of this debt provide for quarterly interest payments based upon the 30 day LIBOR rate plus 70 basis points. Principal payment is due on March 4, 2004.

(5) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, BOKF will be required to change the method currently used to compute earnings per share and to restate for all periods presented. This new standard requires the disclosure of basic earnings per share and diluted earnings per share in place of primary and fully diluted earnings per share. The pro forma results of applying FAS 128 to the first quarter of 1997 are basic earnings per share of $0.71 and diluted earnings per share of $0.63.


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


QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances,
Average Yields and Rates
(In Thousands Except Share Data)



                                                    For Three months ended




                                -----------------------------------------------------------
                                          March 31, 1997              December 31, 1996
                                -----------------------------------------------------------
                                 Average     Revenue/  Yield     Average   Revenue/   Yield
                                 Balance    Expense(1) /Rate     Balance  Expense(1)  /Rate

                                -----------------------------------------------------------


ASSETS
  Taxable securities          $ 1,484,137   $ 22,861   6.25%  $ 1,326,104   $ 20,042   6.01%
  Tax-exempt securities(1)        339,542      6,135   7.33       330,195      6,129   7.38
--------------------------------------------------------------------------------------------
    Total securities            1,823,679     28,996   6.45     1,656,299     26,171   6.29
--------------------------------------------------------------------------------------------
  Trading securities                3,790         58   6.21         3,870         72   7.40
  Funds sold                       50,967        711   5.66        24,949        356   5.68
  Loans(2)                      2,414,234     51,446   8.64     2,329,981     50,414   8.61
    Less reserve for
      loan losses                  46,771         --     --        45,455         --     --
--------------------------------------------------------------------------------------------
  Loans, net of reserve         2,367,463     51,446   8.81     2,284,526     50,414    8.78
--------------------------------------------------------------------------------------------
    Total earning assets        4,245,899     81,211   7.76     3,969,644     77,013    7.72
--------------------------------------------------------------------------------------------
  Cash and other assets           532,386                         475,824
--------------------------------------------------------------------------------------------
        Total assets          $ 4,778,285                     $ 4,445,468
============================================================================================

LIABILITIES AND
 SHAREHOLDERS' EQUITY
  Transaction deposits        $   988,110      7,987   3.28   $   891,053      7,678    3.43
  Savings deposits                103,542        564   2.21        96,609        595    2.45
  Other time deposits           1,565,153     21,433   5.55     1,533,447     21,582    5.60
--------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                  2,656,805     29,984   4.58     2,521,109     29,855    4.71
--------------------------------------------------------------------------------------------
  Other borrowings                990,278     13,668   5.60       887,502     12,707    5.70
  Subordinated debenture            6,666         96   5.84            --         --      --
--------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities               3,653,749     43,748   4.86     3,408,611     42,562    4.97
--------------------------------------------------------------------------------------------

  Demand deposits                 688,440                         633,441
  Other liabilities                68,159                          60,023
  Shareholders' equity            367,937                         343,393
--------------------------------------------------------------------------------------------


    Total liabilities and
      shareholders' equity    $ 4,778,285                     $ 4,445,468
--------------------------------------------------------------------------------------------

  TAX-EQUIVALENT NET
    INTEREST REVENUE(1)                       37,463   2.90                   34,451    2.75
  TAX-EQUIVALENT NET
    INTEREST REVENUE(1)
    TO EARNING ASSETS                                  3.58                             3.45
  Less tax-equivalent
    adjustment(1)
                                               2,401                           2,207
--------------------------------------------------------------------------------------------
NET INTEREST REVENUE                          35,062                          32,244
Provision for loan losses                      1,026                             357
Other operating revenue                       30,452                          27,534
Other operating expense                       41,726                          38,315
--------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                           22,762                          21,106
Federal and state income tax                   7,415                           6,540
--------------------------------------------------------------------------------------------
NET INCOME                               $    15,347                      $   14,566
--------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  NET INCOME
    Primary                              $      0.70                      $     0.66
--------------------------------------------------------------------------------------------
    Fully Diluted                        $      0.63                      $     0.60
============================================================================================

(1) Tax - equivalent at the statutory federal and state rates for all periods presented. The taxable equivalent adjustments shown above are for comparative purposes.
(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.



                              For Three months ended
---------------------------------------------------------------------------------------------------------------
         September 30, 1996                        June 30, 1996                        March 31, 1996
---------------------------------------------------------------------------------------------------------------
  Average       Revenue/   Yield       Average       Revenue/    Yield        Average       Revenue/     Yield
  Balance      Expense(1)  /Rate       Balance       Expense(1)  /Rate        Balance       Expense(1)   /Rate
---------------------------------------------------------------------------------------------------------------
$ 1,281,588     $ 19,610   6.09%     $ 1,258,382      $ 18,841    6.02%      $ 1,274,853      $ 19,095    6.02%
    315,844        5,920   7.46          304,450         5,720    7.56           269,115         5,032    7.52
---------------------------------------------------------------------------------------------------------------
  1,597,432       25,530   6.36        1,562,832        24,561    6.32         1,543,968        24,127    6.28
---------------------------------------------------------------------------------------------------------------
      4,116           73   7.06            6,416           100    6.27             6,005            95    6.36
     21,040          298   5.63           43,274           574    5.33            27,409           402    5.90
  2,254,863       49,173   8.68        2,233,711        49,085    8.84         2,189,423        47,866    8.79

     43,510           --     --           40,311            --      --            38,966            --      --
---------------------------------------------------------------------------------------------------------------
  2,211,353       49,173   8.85        2,193,400        49,085    9.00         2,150,457        47,866    8.95
---------------------------------------------------------------------------------------------------------------
  3,833,941       75,074   7.79        3,805,922        74,320    7.85         3,727,839        72,490    7.82
---------------------------------------------------------------------------------------------------------------
    469,575                              468,001                                 454,281
---------------------------------------------------------------------------------------------------------------
$ 4,303,516                          $ 4,273,923                             $ 4,182,120
===============================================================================================================


$   864,904        7,411   3.41      $   832,127         6,860    3.32       $   804,723        6,387     3.19
    101,328          616   2.42          103,274           624    2.43           103,931          629     2.43
  1,548,832       21,757   5.59        1,605,179        22,122    5.54         1,533,143       21,805     5.72
---------------------------------------------------------------------------------------------------------------
  2,515,064       29,784   4.71        2,540,580        29,606    4.69         2,441,797       28,821     4.75
---------------------------------------------------------------------------------------------------------------
    780,037       11,160   5.69          732,122        10,167    5.59           778,343       10,993     5.68
         --           --     --               --            --      --                --           --       --
---------------------------------------------------------------------------------------------------------------
  3,295,101       40,944   4.94        3,272,702        39,773    4.89         3,220,140       39,814     4.97
---------------------------------------------------------------------------------------------------------------
    631,981                              629,973                                 588,624
     53,609                               58,979                                  63,065
    322,825                              312,269                                 310,291
---------------------------------------------------------------------------------------------------------------

$ 4,303,516                          $ 4,273,923                             $ 4,182,120
===============================================================================================================

                  34,130   2.85                         34,547    2.96                           32,676    2.85


                           3.54                                   3.65                                     3.53

                   2,184                                 2,100                                    1,874
---------------------------------------------------------------------------------------------------------------
                   31,946                                32,447                                  30,802
                       62                                 2,937                                     911
                   27,228                                23,966                                  26,584
                   40,297                                42,774                                  37,642
---------------------------------------------------------------------------------------------------------------
                   18,815                                10,702                                  18,833
                    5,840                                (2,889)                                  5,838
---------------------------------------------------------------------------------------------------------------
                $  12,975                             $  13,591                               $  12,995
===============================================================================================================

                $    0.59                             $    0.62                               $    0.60
---------------------------------------------------------------------------------------------------------------
                $    0.54                             $    0.57                               $    0.54
===============================================================================================================


PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:
               No. 27   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BOK FINANCIAL CORPORATION
                                        -------------------------
                                              (Registrant)



Date: April 15, 1997                    /s/ James A. White
      ---------------                   -------------------
                                       James A. White
                                       Executive Vice President and
                                        Chief Financial Officer