Form 10-Q
period 1997-06-30
BOK FINANCIAL CORP ET AL
filed 1997-08-11
CIK 875357

As filed with the Securities and Exchange Commission on August 11, 1997
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1997
                           Commission File No. 0-19341


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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,219,668 shares of common stock ($.00006 par value) as of July 31, 1997.


-------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 1997

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                            2
      Report of Management on Consolidated
            Financial Statements                            10

      Consolidated Statements of Earnings                   11
      Consolidated Balance Sheets                           12
      Consolidated Statements of Changes
            in Shareholders' Equity                         13
      Consolidated Statements of Cash Flows                 14
      Notes to Consolidated Financial Statements            15
      Financial Summaries - Unaudited                       17

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K              20

Signature                                                   20


MANAGEMENT'S DISCUSSION AND ANALYSIS

HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $16.1 or $0.66 per fully diluted common share for the second quarter of 1997 compared to $13.6 million or $0.57 per fully diluted common share for the second quarter of 1996. Returns on average assets and equity were 1.26% and 17.23%, respectively, for the second quarter of 1997. This is compared to returns on average assets and equity of 1.28% and 17.51%, respectively, for the same period of 1996.

Year to date net income and earnings per fully diluted common share were $31.4 million or $1.28, respectively, for 1997 compared to $26.6 million or $1.11, respectively, for the same period of 1996. Returns on average assets and equity were 1.28% and 17.08%, respectively, for 1997 compared to returns on average assets and equity of 1.26% and 17.18%, respectively, for 1996.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $41.5 million for the second quarter of 1997 compared to $34.5 million for the second quarter of 1996, an increase of $7.0 million or 20.2%. Average earning assets increased by $722 million, including $344 million from the acquisitions of First National Bank of Park Cities ("Park Cities") and First Texas Bank ("First Texas") in the first quarter of 1997, while average interest bearing liabilities increased $617 million, including $220 million from acquisitions. Demand deposit accounts and equity funded the growth in earning assets in excess of interest bearing liabilities. This improvement in the volume of total earning assets as compared to interest bearing liabilities contributed $5.9 million to the increase in net interest revenue. The effect of an increase in the yield on earning assets in excess of an increase in the cost of interest bearing liabilities contributed $1.1 million .

--------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)
                                                  Three months ended                      Six months ended
                                                  June 30, 1997/1996                     June 30, 1997/1996
                                          ---------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                                      ------------------------               ------------------------
                                                                      Yield                                  Yield
                                             Change      Volume       /Rate         Change       Volume      /Rate
                                          ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $  7,804   $  6,582    $  1,222       $  12,782    $ 11,010      $ 1,772
  Trading securities                             (17)       (13)         (4)            (54)        (47)          (7)
  Loans                                        6,765      6,711          54          10,346      11,337         (991)
  Funds sold                                     243        191          52             552         520           32
---------------------------------------------------------------------------------------------------------------------
Total                                         14,795     13,471       1,324          23,626      22,820          806
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits        1,488      1,649        (161)          3,088       3,084            4
  Savings deposits                               (20)        36         (56)            (85)         31         (116)
  Time deposits                                 (497)      (369)       (128)           (869)        (18)        (851)
  Other borrowings                              6,533     5,980         553           9,211       8,874          337
  Subordinated debenture                         326        326           -             420         420            -
---------------------------------------------------------------------------------------------------------------------
Total                                           7,830     7,622         208          11,765      12,391         (626)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue     $    6,965   $  5,849     $ 1,116       $  11,861   $  10,429   $    1,432
 Change in tax-equivalent adjustment            (244)                                  (880)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                      $    6,721                              $  10,981
=====================================================================================================================
(1) Changes attributable to both volume and yield are allocated to both  volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets was 3.68% for the second quarter of 1997. This is compared to 3.65% for the same quarter of 1996 and 3.58% for the first quarter of 1997. Yields on average earning assets for the second quarter of 1997 were 7.89%, an increase of 4 basis points over the second quarter of 1996 and 13 basis points over the first quarter of 1997. The increase is due primarily to the repricing of variable rate loans in response to a 25 basis point increase in the national prime rate late in the first quarter of 1997. At the same time, the cost of interest bearing liabilities for the second quarter of 1997 was 4.91%, an increase of 2 basis points over the second quarter of 1996 and 5 basis points over the first quarter of 1997. BOK Financial has been working to reduce its overall cost of funds by lowering the rates paid on certain certificates of deposit. These efforts have been successful as shown by the reduction in the rates paid on deposits and by the limited increase in the total cost of interest bearing liabilities. However, this strategy has limited the growth in deposits and has required BOK Financial to increase borrowings to fund asset growth.

Since its inception, BOK Financial has followed a strategy of utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and invest in securities. This strategy frequently results in a net interest margin which falls below those normally seen in the commercial banking industry even though it provides positive net interest revenue. As more fully discussed in the subsequent Interest Rate Sensitivity and Liquidity section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk which results from this strategy.

Year to date tax equivalent net interest revenue was $79.0 million, an $11.9 million or 17.7% increase over the first six months of 1996. Average earning assets increased $621 million while average interest bearing liabilities increased $526 million. While the yield on earning assets remained unchanged at 7.83%, the cost of interest bearing liabilities decreased 5 basis points to 4.88% due to the previously discussed deposit pricing policy. The result is an increase in the year to date net interest margin to 3.63% in 1997 from 3.58% in 1996.

-------------------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)
                                                                   Three Months Ended
                                      -----------------------------------------------------------------------------
                                          June 30,      March 31,       Dec. 31,       Sept. 30,         June 30,
                                            1997          1997            1996            1996             1996
                                      -----------------------------------------------------------------------------
Brokerage and trading revenue          $    2,229    $    2,240     $     1,964    $      2,031       $     1,823
TransFund network revenue                   2,939         2,543           2,310           2,236             2,153
Securities gains (losses), net               (200)          262            (622)                           (1,967)
Trust fees and commissions                  5,851         5,278           5,324           5,317             5,528
Service charges and fees
  on deposit accounts                       7,112         6,714           6,506           6,027             5,732
Mortgage banking revenue                    7,460         6,948           7,206           7,103             6,056
Other revenue                               6,020         6,467           4,846           4,514             4,641
-------------------------------------------------------------------------------------------------------------------
  Total                                $   31,411    $   30,452     $    27,534    $     27,228       $    23,966
===================================================================================================================

Other operating revenue increased $7.4 million or 31.1% compared to the same quarter of 1996. Excluding the effect of securities gains and losses and acquisitions, other operating revenue increased $5.0 million or 19.2%. TransFund revenue increased $786 thousand or 36.5% due to an increased number of transactions and repricing of services. Service charges and deposit fees increased $882 thousand or 15.4%, excluding the effect of acquisitions, due primarily to an increased number of transactions processed for commercial accounts. Mortgage banking revenue increased $1.4 million or 23.2% due to a $1.0 million increase in loan servicing revenue along with a $361 thousand improvement in secondary marketing activities. BOk Mortgage, a division of BOk, has entered into an agreement to purchase $1.0 billion of loan servicing rights during the remainder of 1997, subject to certain conditions. The obligation to purchase these servicing rights and the servicing rights asset is included in the Consolidated Balance Sheet at June 30, 1997. The related servicing revenue and expenses will begin to be recognized over the remainder of 1997 as the loans are originated and servicing is transferred to BOk Mortgage. Leasing revenue, which is reported in other revenue, increased to $1.5 million in the second quarter of 1997 compared to $333 thousand in 1996.

Year to date, other operating revenue increased $11.3 million or 22.4%. Excluding the effect of securities gains and losses and acquisitions, other operating revenue increased $8.3 million or 15.8%. The same volume-related factors which caused the second quarter's increased also contributed to the year to date increases.

--------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                                   Three Months Ended
                                      ------------------------------------------------------------------------------
                                          June 30,     March 31,       Dec. 31,      Sept. 30,         June 30,
                                            1997          1997           1996           1996             1996
                                      ------------------------------------------------------------------------------
Personnel                              $    21,148  $     19,294    $     18,380  $     17,759    $     18,059
Business promotion                           2,190         1,950           1,459         1,618           1,801
Professional fees/services                   1,571         1,496           1,286         1,458           1,420
Net occupancy, equipment
  and data processing                        8,250         8,320           8,029         7,799           7,845
FDIC and other insurance                       328           333              89         4,377             555
Printing, postage and supplies               1,921         1,825           1,769         1,683           1,763
Net gains and operating
  expenses on repossessed assets              (222)         (412)           (703)       (2,706)           (946)
Amortization of intangible
  assets                                     2,398         1,728           1,241         1,238           1,467
Write-off of core deposit intangible
   assets related to SAIF-insured
   deposits                                      -             -               -             -           3,821
Mortgage banking costs                       4,412         4,217           4,354         4,089           3,646
Other expense                                3,447         2,975           2,411         2,982           3,343
--------------------------------------------------------------------------------------------------------------------
  Total                                $    45,443  $     41,726    $     38,315  $     40,297    $     42,774
====================================================================================================================

Operating expenses for the second quarter of 1997 increased $2.7 million or 6.2% compared to the second quarter of 1996. Excluding the effects of acquisitions and significant or non-recurring items as shown in Table 4, operating expenses increased $3.3 million or 8.4%. Personnel costs increased $3.1 million ($1.8 million or 9.9% excluding acquisitions) due to both increased staffing and to normal compensation increases. Staffing on a full-time equivalent ("FTE") basis increased by 151 employees or 7.6% while average compensation per FTE increased by 3.0%. Mortgage banking expenses increased $766 thousand or 21.0% due to increased amortization of capitalized servicing rights. Net occupancy, equipment and data processing expenses increased $91 thousand or 1.2%, excluding acquisitions. This increase included a $756 thousand increase in data processing costs due primarily to the higher volume of transactions processed partially offset by a $655 thousand increase in rental income at BOK Financial's main offices in Oklahoma City. Additionally, business promotion expenses increased $389 thousand or 21.6% as BOK Financial continued its efforts to capitalize on disruptions in banking relationships due to mergers involving its two largest competitors in Oklahoma.

The growth in operating expenses was consistent with the growth in tax-equivalent interest revenue and other operating revenue. The resulting efficiency ratio for the second quarter of 1997 was 62.4% compared to 66.0% for the second quarter of 1996 and 62.3% for the first quarter of 1997.

-----------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                                  Three Months Ended
                                       --------------------------------------------------------------------------
                                            June 30,      March 31,      Dec. 31,       Sept. 30,      June 30,
                                              1997           1997          1996           1996           1996
                                       --------------------------------------------------------------------------
Total other operating expense            $    45,443    $    41,726   $     38,315    $    40,297   $    42,774
FDIC Insurance premium
  reduction, net of costs                          -              -              -         (3,820)            -
Net gains and operating costs from
   repossessed assets                            222            412            703          2,706           946
Asset valuation charges                            -              -              -              -        (4,071)
Item processing conversion
  and other related charges                        -              -              -              -          (750)
-----------------------------------------------------------------------------------------------------------------
  Total                                  $    45,665    $    42,138   $     39,018    $    39,183   $    38,899
=================================================================================================================

Year to date, operating expenses increased $6.8 million or 8.4%. Excluding the effects of acquisitions and significant or non-recurring items, operating expenses increased $6.6 million or 8.7% due to the same factors which contributed to the quarterly increases.

BOK Financial recorded a provision for loan losses of $1.5 million in the second quarter of 1997 compared to $2.9 million in the second quarter of 1996. The factors considered by management in determining the provision for loan losses are discussed subsequently under "Risk Element."

BOK Financial recorded income tax expense of $7.6 million or 32.0% of income before taxes for the second quarter of 1997 compared to a normalized income tax expense of $3.3 million or 30.9% for the second quarter of 1996. Tax benefit for the second quarter of 1996 included the reversal of a $6.2 million valuation allowance on certain deferred tax assets which was no longer considered necessary.

RISK ELEMENT

The aggregate loan portfolio at June 30, 1997 increased $235 million to $2.6 billion since December 31, 1996. This included increases of $79 million and $59 million, respectively, from the acquisitions of Park Cities and First Texas in the first quarter. Loans increased by $130 million during the second quarter of 1997. This increase during the second quarter include all major loan groups with commercial loans up $79 million, commercial real estate loans up $29 million, residential mortgage loans up $16 million and consumer loans up $5 million. These increases are the result of continued growth in the Oklahoma economy and BOK Financial's efforts to capitalize on the disruption of banking relationships which have resulted from the acquisition of its two largest competitors. The growth of the loan portfolio and strategies employed by BOK Financial has added additional risk as discussed below.

Although the acquisitions of Park Cities and First Texas enhance the geographic diversity of the loan portfolio, a substantial portion of the commercial and consumer loans continues to be concentrated in Oklahoma and Northwest Arkansas. This concentration subjects the portfolio to the general economic conditions within BOK Financial's primary market area. Major segments of the commercial loan portfolio are presented in Table 5. Commercial real estate loans are secured primarily by properties located in the Tulsa or Oklahoma City metropolitan areas. Approximately $66 million of construction loans were transferred from construction and land development loans to other real estate loans due to completion of the underlying projects. During the second quarter of 1997, BOK Financial opened a loan production office in Albuquerque, New Mexico. This office, which will focus primarily on residential construction lending, is expected to add diversity to the loan portfolio.

--------------------------------------------------------------------------------------------------------------------
TABLE  5 - LOANS
(In thousands)
                                           June 30,      March 31,        Dec. 31,       Sept. 30,       June 30,
                                             1997          1997             1996           1996            1996
                                       -----------------------------------------------------------------------------
Commercial:
  Energy                                $     247,821 $    230,447    $    217,056    $    185,972    $    176,685
  Manufacturing                               169,871      163,312         137,529         126,356         139,509
  Wholesale/retail                            200,358      184,488         166,075         177,351         179,458
  Agricultural                                125,704      119,055         109,324          95,973          88,036
  Loans for purchasing or
    carrying securities                        18,627       15,437          13,604          14,728           8,587
  Other commercial and industrial             376,277      346,785         340,602         341,352         287,339
Commercial real estate:
  Construction and land development           130,381      186,982         165,784         140,189         151,032
  Other real estate loans                     591,080      505,371         509,874         496,356         493,107
Residential mortgage:
  Secured by 1-4 family
    residential property                      469,681      465,432         429,405         434,789         424,766
  Residential mortgages held for sale          79,438       67,192          95,332          66,310          73,335
Consumer                                      220,005      215,112         209,995         240,468         222,844
--------------------------------------------------------------------------------------------------------------------
  Total                                 $   2,629,243 $  2,499,613    $  2,394,580    $  2,319,844    $  2,244,698
====================================================================================================================

Nonperforming assets totaled $47.2 million at June 30, 1997 compared to $44.2 million at March 31, 1997 and $42.2 million at December 31, 1996. The increase in the second quarter of 1997 was due primarily to a $2.9 million increase in nonperforming commercial real estate loans.

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans, which include all loans classified as doubtful or loss, are reviewed at least quarterly, and more frequently in the case of larger credits. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At June 30, 1997, loans totaling $106 million were assigned to the special mention category and loans totaling $62 million were assigned to the substandard risk category. These are compared to special mention loans of $105 million and substandard loans of $46 million at March 31, 1997, and to special mention loans of $62 million and substandard loans of $40 million at December 31, 1996.

The increase in substandard loans during the second quarter was due to continued deterioration in the operating results from several large borrowers in the energy and manufacturing industries which had been reported as special mention at March 31, 1997. Concurrently, a $15 million loan was downgraded from pass to special mention based upon the borrower's decision not to pursue additional equity financing and BOK Financial's assessment that the collateral value did not provide a sufficient margin over the loan balance. Although this loan continues to perform in accordance with its contractual terms and no loss of principal or interest is expected, management will continue to closely monitor the loan in the future.

BOK Financial previously reported that on a limited and strategically selective basis, certain new loans were being made that would be classified as special mention at inception. These loans were to borrowers with stable, long-term operating histories which were experiencing credit difficulties whci managment expects to be temporary. Loans totaling approximately $15.4 million were originated under this strategy with $9.5 million funded in the second quarter. Management does not anticipate approving any additional significant credits under this strategy.

-----------------------------------------------------------------------------------------------------------------
TABLE 6 - NONPERFORMING ASSETS
(In thousands)
                                            June 30,       March 31,     Dec. 31,       Sept. 30,       June 30,
                                              1997            1997         1996           1996            1996
                                        --------------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                            $     9,591     $     9,332  $      9,589   $    10,844     $    11,418
   Commercial real estate                      8,356           5,418         5,306         4,323           8,528
   Residential mortgage                        3,917           4,138         2,580         3,333           3,001
   Consumer                                    1,830           1,366         1,360         1,114           1,037
------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                    23,694          20,254        18,835        19,614          23,984
  Loans past due (90 days) (1)                17,976          17,838        18,816        17,379          17,424
------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans (1)              41,670          38,092        37,651        36,993          41,408
------------------------------------------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate                       2,594           2,710         2,586         4,158           3,342
  Other                                        2,970           3,381         1,990           926             481
------------------------------------------------------------------------------------------------------------------
     Total other nonperforming assets          5,564           6,091         4,576         5,084           3,823
------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets              $    47,234     $    44,183  $     42,227   $    42,077     $    45,231
==================================================================================================================
Ratios:
 Reserve for loan losses to
  nonperforming loans                        119.68%         127.37%       119.91%       121.53%         103.38%
 Nonperforming loans (1) to
  period-end loans (2)                         1.63            1.57          1.64          1.64            1.91
==================================================================================================================
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government                  $    15,538     $    15,083  $     13,932   $    13,741     $    12,456
(2) Excludes residential mortgage loans held for sale
==================================================================================================================

The allowance for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $50 million at June 30, 1997 compared to $49 million at March 31, 1997 and $45 million at December 31, 1996 or 1.96% of total loans, excluding loans held for sale. Losses on loans held for sale, principally fixed-rate residential mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 7 presents statistical information regarding the reserve for loan losses.

-----------------------------------------------------------------------------------------------------------------
TABLE 7 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                  Three Months Ended
                                      ---------------------------------------------------------------------------
                                         June 30,      March 31,        Dec. 31,      Sept. 30,      June 30,
                                           1997          1997             1996          1996           1996
                                       ---------------------------------------------------------------------------
Beginning balance                     $   48,517   $      45,148    $     44,959   $      42,807 $     39,561
 Loans charged-off:
  Commercial                                 444             199             224           1,475          222
  Commercial real estate                      18               1               0             335          106
  Residential mortgage                        64              89              46              97           80
  Consumer                                   896             951           1,214             663          820
-----------------------------------------------------------------------------------------------------------------
  Total                                    1,422           1,240           1,484           2,570        1,228
-----------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                547             367             821           1,670          449
   Commercial real estate                    341             148             162           2,747          741
   Residential mortgage                       53              64              67              21           44
   Consumer                                  335             479             266             222          303
-----------------------------------------------------------------------------------------------------------------
    Total                                  1,276           1,058           1,316           4,660        1,537
-----------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)           146             182             168          (2,090)        (309)
 Provision for loan losses                 1,500           1,026             357              62        2,937
 Addition due to acquisition                   -           2,525               -               -            -
-----------------------------------------------------------------------------------------------------------------
Ending balance                        $   49,871   $      48,517    $     45,148   $      44,959 $     42,807
=================================================================================================================
 Reserve to loans outstanding
  at period-end(1)                          1.96%           1.99%           1.96%           2.00%       1.97%
 Net loan losses (recoveries)
  (annualized) to average loans (1)         0.02            0.03           (0.06)           0.39       (0.06)
=================================================================================================================
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the allowance for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current and anticipated economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the allowance for loan losses. The provision for loan losses totaled $1.5 million for the second quarter of 1997 compared to $2.9 million for the second quarter of 1996. Management believes that the allowance for loan losses is adequate for each period presented based upon the evaluation criteria and information available at that time.

At June 30, 1997 other assets included $25.1 million of natural gas compression and other equipment which is being leased to various customers. These leases are generally designed to be operating leases where both legal and economic ownership remains with BOK Financial. Lease payments are recorded as income when earned. The equipment is being depreciated over estimated useful lives. The lease terms are generally much shorter than the estimated useful lives of the related equipment. As each lease expires, the remaining net book value of the equipment is evaluated for impairment based upon current market values, re-leasing opportunities and other relevant factors.

BOK Financial's asset / liability management policy addresses several complementary goals: assuring adequate liquidity, maintaining an appropriate balance between interest sensitive assets and liabilities, and maximizing net interest revenue. The responsibility for attaining these goals rests with the Asset / Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point rate increase or decrease to + / - 10%, establish maximum levels for short-term assets and funding, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly. At June 30, 1997, BOK Financial is within all guidelines established under these policies. However, BOk is close to the guidelines which limit short-term borrowings in relation to total assets and which limit loans in relation to non-public deposits. Management is reviewing various strategies to allow continued loan growth within these guidelines, including a reduction of the securities portfolio and increases in non-public deposits.

BOk expects to issue $150 million of subordinated notes during the third quarter of 1997. These notes will be unsecured obligations of BOk and will not be insured by the FDIC or any other government agency and will not be guaranteed by BOK Financial. Standard & Poors Rating Service has rated the notes as BBB; Moody's Investors Service, Baa3; and Thomson Bank Watch, A-. Up to $50 million of the proceeds will be paid as dividends to BOK Financial which will in turn be used to repay existing debt, including a $20 million subordinated debenture due to an affiliate of George B. Kaiser, BOK Financial's principal shareholder. The remaining proceeds will be retained by BOk to fund future growth.

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

Management simulates the potential effect of changes in interest rates through computer modeling which incorporates both the current gap position and the expected magnitude of the repricing of specific types of assets and liabilities. This modeling is performed assuming expected interest rates over the next twelve months based on both a "most likely" rate scenario and on two "shock test" rate scenarios, the first assuming a 200 basis point increase and the second assuming a 200 basis point decrease over the next twelve months. An independent source is used to determine the most likely interest rates for the next year.

The estimated impact of changes in interest rates on net interest revenue is not projected to be significant within the + / - 200 basis point range of assumptions. However, this modeling indicates that under the 200 basis point decrease scenario the after-tax value of BOK Financial's capitalized mortgage servicing rights, net of mortgage loan refinancing income, would decrease by approximately $12.4 million. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require that the net decreased value of mortgage loan servicing rights would be charged to earnings while the increased value of available for sale securities would be credited to shareholders' equity. The result is an estimated decrease in net income of 19.0%. Additionally, a 200 basis point increase in interest rates would decrease the economic value of equity by 7.5% due primarily to the decrease in value of the securities portfolio. This decrease is compared against the applicable policy which limits the negative impact of a 200 basis point change in interest rates on the economic value of equity to 10%. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results in such situations would differ significantly.

-------------------------------------------------------------------------------------------------------------------
TABLE 8 - INTEREST RATE SWAPS
(In thousands)
                                                 Notional                   Pay                    Receive
                                                  Amount                   Rate                     Rate
                                           ------------------------------------------------------------------------
Expiration:
  1998                                            63,000             5.78 - 5.94% (1)          6.64 - 7.96%
  1999                                            22,000              5.81 - 5.94 (1)          6.80 - 7.68
  2006                                            16,500                 7.26     (1)              5.86  (1)
  2007                                            10,000                 7.48                      5.75  (1)
-------------------------------------------------------------------------------------------------------------------
(1)  Rates are variable based on LIBOR and reset quarterly or semiannually.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These swaps are used to more closely match the interest paid on certain long-term, fixed rate certificates of deposit with earning assets. Swaps allow BOK Financial to offer these deposits to its customers without altering the desired repricing characteristics. BOK Financial accrues and periodically receives a fixed amount from the counter parties to these swaps and accrues and periodically makes a variable payment to the counter-parties. During the second quarter of 1997, income from these swaps exceeded costs of the swaps by $283 thousand and at June 30, 1997, the net market value appreciation of all swaps was $716 thousand. Credit risk from these swaps is closely monitored and counter-parties to these contracts are selected on the basis of their credit worthiness among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------------------------------------------
TABLE 9 - CAPITAL RATIOS
                                            June 30,        March 31,      Dec. 31,      Sept. 30,      June 30,
                                              1997             1997            1996          1996          1996
                                         ---------------------------------------------------------------------------
Average shareholders' equity
  to average assets                          7.33%            7.70%           7.72%          7.50%       7.31%
Risk-based capital:
  Tier 1 capital                              9.00            8.96           10.49          10.26       10.43
  Total capital                              10.75           10.81           11.74          11.52       11.69
Leverage                                      6.26            6.34            7.46           7.34        7.09


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

-------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 --------------------------------    -------------------------------
                                                     1997               1996             1997             1996
                                                 -------------- --- -------------    ------------- -- --------------
Interest Revenue
Loans                                         $    55,843        $    49,024      $     107,199    $      96,890
Taxable securities                                 25,793             19,215             48,361           38,310
Tax-exempt securities                               4,235              3,307              8,353            6,465
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
   Total securities                                30,028             22,522             56,714           44,775
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Trading securities                                     83                100                141              195
Funds sold                                            817                574              1,528              976
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
   Total interest revenue                          86,771             72,220            165,582          142,836
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Interest Expense
Deposits                                           30,577             29,606             60,561           58,427
Other borrowings                                   16,700             10,167             30,369           21,160
Subordinated debenture                                326                  -                422                -
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
   Total interest expense                          47,603             39,773             91,352           79,587
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Net Interest Revenue                               39,168             32,447             74,230           63,249
Provision for Loan Losses                           1,500              2,937              2,526            3,848
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Net Interest Revenue After
Provision for Loan Losses                          37,668             29,510             71,704           59,401
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Other Operating Revenue
Brokerage and trading revenue                       2,229              1,823              4,469            3,901
Transfund network revenue                           2,939              2,153              5,482            4,249
Securities gains (losses), net                       (200)            (1,967)                62           (1,985)
Trust fees and commissions                          5,851              5,528             11,129           10,997
Service charges and fees on deposit
accounts                                            7,112              5,732             13,826           11,571
Mortgage banking revenue, net                       7,460              6,056             14,408           11,925
Other revenue                                       6,020              4,641             12,487            9,892
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Total Other Operating Revenue                      31,411             23,966             61,863           50,550
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Other Operating Expense
Personnel                                          21,148             18,059             40,442           35,806
Business promotion                                  2,190              1,801              4,140            3,295
Professional fees and services                      1,571              1,420              3,067            2,662
Net occupancy, equipment & data
processing                                          8,250              7,845             16,570           15,003
FDIC and other insurance                              328                555                661            1,094
Printing, postage and supplies                      1,921              1,763              3,746            3,340
Net(gains) losses, and operating
expenses of repossessed assets                       (222)              (946)              (634)          (1,143)
Amortization of intangible assets                   2,398              1,467              4,126            2,932
Write-off of core deposit intangible
   assets    related to SAIF-insured                    -              3,821                  -            3,821
   deposits
Mortgage banking costs                              4,412              3,646              8,629            7,391
Other expense                                       3,447              3,343              6,422            6,215
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Total Other Operating Expense                      45,443             42,774             87,169           80,416
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Income Before Taxes                                23,636             10,702             46,398           29,535
Federal and state income tax                        7,572             (2,889)            14,987            2,949
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Net Income                                    $    16,064        $    13,591      $      31,411    $      26,586
====================================================================================================================
Earnings Per Share:
Net Income
   Primary                                    $       .73        $       .62      $       1.42     $        1.22
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
   Fully Diluted                              $       .66        $       .57      $       1.28     $        1.11
-------------------------------------------- --- -------------- --- ------------- -- ------------- -- --------------
Average Shares Used in Computation:
   Primary                                     21,580,415         21,219,013         21,540,955       21,212,762
-------------------------------------------- ------------------ ----------------- ---------------- -----------------
   Fully Diluted                               24,442,369         24,054,503         24,469,382       24,033,228
====================================================================================================================
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)
                                                                 June 30,        December 31,          June 30,
                                                                   1997               1996               1996

                                                              ------------------------------------------------------
ASSETS
Cash and due from banks                                     $      373,533     $      322,791    $      290,139
Funds sold                                                          78,432             44,760            16,755
Trading securities                                                   5,974              6,454             6,055
Securities:
  Available for sale                                             1,713,075          1,459,122         1,440,331
  Investment (fair value:  June 30, 1997 - $202,272;
    December 31, 1996 -$199,549;
     June 30, 1996 - $191,420)                                     202,716            198,408           194,386
--------------------------------------------------------------------------------------------------------------------
    Total securities                                             1,915,791          1,657,530         1,634,717
--------------------------------------------------------------------------------------------------------------------
Loans                                                            2,629,243          2,394,580         2,244,698
Less reserve for loan losses                                        49,871             45,148            42,807
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                      2,579,372          2,349,432         2,201,891
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                         61,173             47,479            48,659
Accrued revenue receivable                                          50,635             46,020            43,807
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization:  June 30, 1997 - $34,884;
  December 31, 1996 - $30,758;
  June 30, 1996 - $28,279)                                          72,501             28,276            30,755
Mortgage servicing rights                                           74,583             61,544            61,815
Real estate and other repossessed assets                             5,564              4,576             3,823
Other assets                                                        74,612             51,838            67,285
--------------------------------------------------------------------------------------------------------------------
Total assets                                                $    5,292,170     $    4,620,700    $    4,405,701
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                         $      881,829     $      696,853    $      758,173
Interest-bearing deposits:
  Transaction                                                    1,017,113            954,546           838,930
  Savings                                                          108,502             97,019           103,486
  Time                                                           1,538,865          1,508,337         1,510,704
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                               3,546,309          3,256,755         3,211,293
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                       786,314            669,176           522,031
Other borrowings                                                   480,981            277,128           291,320
Accrued interest, taxes and expense                                 47,017             46,047            51,078
Other liabilities                                                   22,089             11,628            14,904
Subordinated debenture                                              20,000                  -                 -
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                            4,902,710          4,260,734         4,090,626
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                         23                 23                23
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  June 30, 1997 - 21,234,185;  December 31, 1996
  -  21,148,729; June 30, 1996 - 20,458,215)                             1                  1                 1
Capital surplus                                                    177,951            176,093           158,297
Retained earnings                                                  213,553            182,892           172,563
Treasury stock (shares at cost: June 30, 1997 -
 40,451; December 31, 1996 - 16,834)                                (1,181)              (428)                -
Unrealized gain/(loss) on securities available for sale               (882)             1,472           (15,676)
Less notes receivable from exercise of stock options                    (5)               (87)             (133)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                     389,460            359,966           315,075
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $    5,292,170     $    4,620,700    $    4,405,701
====================================================================================================================
See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS EQUITY
(In Thousands)

                       Preferred Stock   Common     Stock    Capital   Retained  Treasury  Stock     Unrealized     Notes
                      --------------------------------------                     --------------------
                        Shares  Amount    Shares   Amount   Surplus   Earnings    Shares   Amount   Gain(Loss)  Receivable    Total
                      -------------------------------------------------------------------------------------------------------------
Balances at December
  31, 1995           250,102   $   23    20,416 $      1  $157,395  $ 146,727       -    $    -  $    (2,427)   $  (154)  $ 301,565
Net income                 -        -         -        -         -     26,586       -         -            -          -      26,586
  Issuanceof common
  stock to Thrift
  Plan                     -        -         -        -         -          -       -         -            -          -           -
Exercise of stock
  options                  -        -         5        -        69          -       -         -            -          -          69
Payments on stock
  option notes receivable  -        -         -        -         -          -       -         -            -         21          21
Preferred dividends
  paid in shares of
  stock common             -        -        33        -       750       (750)      -         -            -          -           -
Director retainer
  shares                   -        -         4        -        83          -       -         -            -          -          83
Change in unrealized
  net gain(loss)on securities
  available for sale       -        -         -        -         -          -       -         -      (13,249)         -     (13,249)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1996      250,102   $   23    20,458   $    1  $158,297   $172,563       -    $      -  $ (15,676) $    (133)  $ 315,075
====================================================================================================================================
Balances at December
  31, 1996           250,102   $   23    21,149   $    1  $176,093   $182,892      17    $  (428)  $   1,472  $     (87)   $359,966
Net income                 -         -        -        -         -     31,411       -         -            -          -      31,411
Issuance of common
  stock to Thrift Plan     -         -        5        -       169          -       -         -            -          -         169
Exercise of stock options  -         -       44        -       833          -      24      (753)           -          -          80
Payments on stock option
  notes receivable         -         -        -        -         -          -       -         -            -         82          82
Preferred dividends paid
  in shares of common
  stock                    -         -       32        -       750       (750)      -         -            -          -           -
Director retainer shares   -                  4        -       106          -       -         -            -          -         106
Change in unrealized net
  gain(loss) on securities
  available for sale       -         -        -        -         -          -       -         -       (2,354)         -      (2,354)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
  June 30, 1997      205,102   $    23   21,234   $    1  $177,951   $213,553      41    $(1,181)  $    (882)  $     (5)   $389,460
====================================================================================================================================
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                    ------------------------------------------------
                                                                                1997                    1996
                                                                    ------------------------------------------------
Cash Flow From Operating Activities:
Net income                                                             $     31,411            $      26,586
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and repossessed real estate losses                       2,526                    3,848
  Depreciation and amortization                                              14,277                   11,202
  Valuation adjustment of intangible assets                                       -                    3,821
  Net amortization of  security discounts and premiums                        1,567                    1,240
  Net gain on sale of assets                                                 (2,949)                    (885)
  Mortgage loans originated for resale                                     (371,012)                (377,699)
  Proceeds from sale of mortgage loans held for resale                      391,279                  377,035
  Decrease in trading securities                                                480                    1,722
  (Increase) decrease in accrued revenue receivable                           1,002                   (2,686)
  Increase in other assets                                                   (9,764)                 (21,635)
  Increase in accrued interest, taxes and expense                             1,486                   11,050
  Increase (decrease) in other liabilities                                    3,235                     (517)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    63,538                   33,082
--------------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                          11,878                   17,092
  Proceeds from maturities of available for sale securities                 125,631                  154,199
  Purchases of investment securities                                        (16,257)                 (32,528)
  Purchases of available for sale securities                               (647,655)                (474,321)
  Proceeds from sales of available for sale securities                      415,956                  219,771
  Loans originated or acquired net or principal collected                  (118,266)                 (74,202)
  Proceeds from sales of assets                                               4,125                   27,995
  Purchases of assets                                                       (38,398)                 (15,235)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                                   (1,240)                    (200)
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                    (264,226)                (177,429)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase  in demand deposits, transaction
    deposits, money market deposits, and savings accounts                    21,553                  163,524
  Net increase (decrease) in certificates of deposit                        (77,589)                 110,060
  Net increase (decrease) in other borrowings                               320,701                 (134,455)
  Issuance of subordinated debenture                                         20,000                        -
  Issuance of preferred, common and treasury stock, net                         355                      152
  Payments on stock option notes receivable                                      82                       21
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   285,102                  139,302
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         84,414                   (5,045)
Cash and cash equivalents at beginning of period                            367,551                  311,939
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $    451,965            $     306,894
====================================================================================================================

Cash paid for interest                                                 $     91,170            $      78,157
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                    $     12,412            $       5,065
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                   $      1,140            $         778
--------------------------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock                   $        750            $         750
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

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

(2) MORTGAGE BANKING ACTIVITIES

At June 30, 1997, BOk owned the rights to service 86,206 mortgage loans with outstanding principal balances of $6.2 billion, including $217 million serviced for BOk. The weighted average interest rate and remaining term was 7.70% and 279 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 1997 is as follows:

                                                      Capitalized Mortgage Servicing Rights
                               ------------------------------------------------------------------------------------
                                                                                    Valuation
                                   Purchased       Originated        Total          Allowance           Net
                               ------------------ ------------- ---------------- ---------------- -----------------
Balance at
    December 31, 1996          $     57,256     $      5,188    $     62,444     $       (900)   $     61,544
Additions                            16,190            2,101          18,291                -          18,291
Amortization expense                 (4,652)            (600)         (5,252)               -          (5,252)
------------------------------ -- ------------ --- ------------ -- ------------ --- ------------ -- ---------------
Balance at
    June 30, 1997              $     68,794    $       6,689    $     75,483    $        (900)   $     74,583
===================================================================================================================
Estimated fair value of
    mortgage servicing
    rights (1)                 $     80,730     $     12,065    $     92,795     $          -    $     92,795
===================================================================================================================

(1) Excludes approximately $16.0 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the six months ending June 30, 1997 resulted in gains and losses as follows (in thousands):

        Proceeds                                     $ 415,956
        Gross realized gains                               565
        Gross realized losses                              503
        Related federal and state
           income tax expense (benefit)                     20

(4) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, BOKF will be required to change the method currently used to compute earnings per share and to restate for all periods presented. This new standard requires the disclosure of basic earnings per share and diluted earnings per share in place of primary and fully diluted earnings per share. The pro forma results of applying FAS 128 to the second quarter of 1997 are basic earnings per share of $0.74 and diluted earnings per share of $0.66, and for the six month period ending June 30, 1997 are basic earnings per share of $1.45 and diluted earnings per share of $1.30.

(5)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

BOk has been sued in the United States District Court for the Northern District of Oklahoma by the holder of a mortgage serviced by BOk Mortgage. The plaintiff alleges that Bok required the mortgagor to maintain an escrow balance in excess of the amount permitted by the mortgage. The plaintiff seeks to have the action certified as a class action and the action has conditionally been transferred to the Multi-District Litigation docket. The plaintiff alleges breach of contract, breach of fiduciary duty, and violation of the Racketeer Influenced and Corrupt Organizations Act and seeks treble damages. No discovery has been conducted in the action and amount in controversy is unknown. Management has been advised by counsel that, based upon the limited investigation done to date, BOk has valid defenses to the plaintiffs' claims.

------------------------------------------------------------------------------------------------------------------------------------
THREE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                             For Six months ended
                                         ------------------------------------------------------------------------------------------
                                                         June 30, 1997                                 June 30, 1996
                                         --------------------------------------------     -----------------------------------------
                                              Average          Revenue/     Yield          Average          Revenue/      Yield
                                              Balance         Expense(1)    /Rate          Balance         Expense(1)     /Rate
                                         ------------------------------------------------------------------------------------------
Assets
  Taxable securities                      $    1,559,622   $    48,361        6.25%   $    1,277,475    $    38,310          6.03%
  Tax-exempt securities(1)                       342,064        13,001        7.66           275,926         10,270          7.48
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities                           1,901,686        61,362        6.51         1,553,401         48,580          6.29
-----------------------------------------------------------------------------------------------------------------------------------
  Trading securities                               4,676           141        6.08             6,210            195          6.31
  Funds sold                                      54,037         1,528        5.70            35,341            976          5.55
  Loans(2)                                     2,475,083       107,296        8.74         2,211,567         96,950          8.82
     Less reserve for loan losses                 47,974                                      39,638                  -    -
-----------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                        2,427,109       107,296        8.91         2,171,929         96,950          8.98
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                       4,387,508       170,327        7.83         3,766,881        146,701          7.83
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                          554,592                                     462,542
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $    4,942,100                              $    4,229,423
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $    1,010,489        16,335        3.26    $      818,426         13,247          3.25
  Savings deposits                               106,461         1,168        2.21           103,602          1,253          2.43
  Other time deposits                          1,570,712        43,058        5.53         1,569,160         43,927          5.63
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits          2,687,662        60,561        4.54         2,491,188         58,427          4.72
-----------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                             1,071,902        30,369        5.71           755,233         21,160          5.63
  Subordinated debenture                          13,039           422        6.44                 0              -        -
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  liabilities       3,772,603        91,352        4.88         3,246,421         79,587          4.93
-----------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                732,666                                     609,299
  Other liabilities                               65,895                                      62,423
  Shareholders' equity                           370,936                                     311,280
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and                 $    4,942,100                              $    4,229,423
       shareholders' equity
-----------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest Revenue(1)                       78,975        2.95                           67,114          2.90
   Tax-Equivalent Net Interest Revenue (1)
     To Earning Assets                                                        3.63                                           3.58
   Less tax-equivalent adjustment(1)                             4,745                                        3,865
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                            74,230                                       63,249
Provision for loan losses                                        2,526                                        3,848
Other operating revenue                                         61,863                                       50,550
Other operating expense                                         87,169                                       80,416
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                             46,398                                       29,535
Federal and state income tax                                    14,987                                        2,949
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $    31,411                                  $    26,586
===================================================================================================================================
Earnings Per Share:
  Net Income
    Primary                                                $       1.42                                 $      1.22
-----------------------------------------------------------------------------------------------------------------------------------
    Fully Diluted                                          $       1.28                                 $      1.11
===================================================================================================================================
(1)  Tax equivalent at the statutory federal and state rates for the periods presented.  The taxable equivalent adjustments shown are for
       comparative purposes.
(2) The loan averages  included  loans on which the accrual of interest has been discontinued and are stated net of unearned income.

-----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                            For Three months ended
                                         ------------------------------------------------------------------------------------------
                                                          June 30, 1997                               March 31, 1997
                                         ---------------------------------------------   ------------------------------------------
                                                Average         Revenue/     Yield          Average         Revenue/      Yield
                                                Balance        Expense(1)    /Rate          Balance        Expense(1)     /Rate
                                         ------------------------------------------------------------------------------------------
Assets
  Taxable securities                       $    1,634,264   $    25,793         6.33%  $    1,484,137   $    22,861         6.25%
  Tax-exempt securities(1)                        344,558         6,572         7.65          339,542         6,135         7.33
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities                            1,978,822        32,365         6.56        1,823,679        28,996         6.45
-----------------------------------------------------------------------------------------------------------------------------------
  Trading securities                                5,552            83         6.00            3,790            58         6.21
  Funds sold                                       57,072           817         5.74           50,967           711         5.66
  Loans(2)                                      2,535,264        55,850         8.84        2,414,234        51,446         8.64
    Less reserve for loan losses                   49,164             -            -           46,771             -            -
-----------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                         2,486,100        55,850         9.01        2,367,463        51,446         8.81
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                        4,527,546        89,115         7.89        4,245,899        81,211         7.76
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                           576,578                                     532,386
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                       $    5,104,124                              $    4,778,285
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                     $    1,032,622         8,348         3.24   $      988,110         7,987         3.28
  Savings deposits                                109,349           604         2.22          103,542           564         2.21
  Other time deposits                           1,576,211        21,625         5.50        1,565,153        21,433         5.55
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits            2,718,182        30,577         4.51        2,656,805        29,984         4.58
-----------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                              1,151,971        16,700         5.81          990,944        13,668         5.59
  Subordinated debenture                           20,000           326         6.45            6,000            96         6.40
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities         3,890,153        47,603         4.91        3,653,749        43,748         4.86
-----------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                 776,405                                     688,440
  Other liabilities                                63,664                                      68,159
  Shareholders' equity                            373,902                                     367,937
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and                 $    5,104,124                              $    4,778,285
       shareholders' equity
-----------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)                        41,512         2.98                         37,463          2.90
  Tax-Equivalent Net Interest  Revenue (1)
     To Earning Assets                                                          3.68                                        3.58
  Less tax-equivalent adjustment (1)                              2,344                                       2,401
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                             39,168                                      35,062
Provision for loan losses                                         1,500                                       1,026
Other operating revenue                                          31,411                                      30,452
Other operating expense                                          45,443                                      41,726
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                              23,636                                      22,762
Federal and state income tax                                      7,572                                       7,415
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $    16,064                                 $    15,347
===================================================================================================================================
Earnings Per Share:
  Net Income
    Primary                                                 $      0.73                                 $      0.70
-----------------------------------------------------------------------------------------------------------------------------------
    Fully Diluted                                           $      0.66                                 $      0.63
===================================================================================================================================

(1)   Tax equivalent at the statutory federal and state rates for the periods presented.  The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan  averages  include  loans on which the accrual of interest has been discontinued and are stated net of unearned income.

-----------------------------------------------------------------------------------------------------------------------------------



                                             For Three months ended
-----------------------------------------------------------------------------------------------------------------------------------
              December 31, 1996                        September 30, 1996                             June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
      Average        Revenue/     Yield         Average         Revenue/     Yield          Average        Revenue/     Yield
      Balance       Expense(1)    /Rate         Balance        Expense(1)    /Rate          Balance        Expense(1)   /Rate
-----------------------------------------------------------------------------------------------------------------------------------

  $   1,326,104  $    20,042      6.01%    $   1,281,588    $    19,610       6.09%   $     1,258,382   $   18,841      6.02%
        330,195        6,129      7.38           315,844          5,920       7.46            304,450        5,720      7.56
-----------------------------------------------------------------------------------------------------------------------------------
      1,656,299       26,171      6.29         1,597,432         25,530       6.36          1,562,832       24,561      6.32
-----------------------------------------------------------------------------------------------------------------------------------
          3,870           72      7.40             4,116             73       7.06              6,416          100      6.27
         24,949          356      5.68            21,040            298       5.63             43,274          574      5.33
      2,329,981       50,414      8.61         2,254,863         49,173       8.68          2,233,711       49,085      8.84
         45,455            -        -             43,510              -        --              40,311            -      -
-----------------------------------------------------------------------------------------------------------------------------------
      2,284,526       50,414      8.78         2,211,353         49,173       8.85          2,193,400       49,085      9.00
-----------------------------------------------------------------------------------------------------------------------------------
      3,969,644       77,013      7.72         3,833,941         75,074       7.79          3,805,922       74,320      7.85
-----------------------------------------------------------------------------------------------------------------------------------
        475,824                                  469,575                                      468,001
-----------------------------------------------------------------------------------------------------------------------------------
  $   4,445,468                            $   4,303,516                              $     4,273,923

-----------------------------------------------------------------------------------------------------------------------------------

  $     891,053        7,678      3.43     $     864,904          7,411       3.41    $       832,127        6,860      3.32
         96,609          595      2.45           101,328            616       2.42            103,274          624      2.43
      1,533,447       21,582      5.60         1,548,832         21,757       5.59          1,605,179       22,122      5.54
-----------------------------------------------------------------------------------------------------------------------------------
      2,521,109       29,855      4.71         2,515,064         29,784       4.71          2,540,580       29,606      4.69
-----------------------------------------------------------------------------------------------------------------------------------
        887,502       12,707      5.70           780,037         11,160       5.69            732,122       10,167      5.59
              -            -        -                  -              -        -                    -            -      -
-----------------------------------------------------------------------------------------------------------------------------------
      3,408,611       42,562      4.97         3,295,101         40,944       4.94          3,272,702       39,773      4.89
-----------------------------------------------------------------------------------------------------------------------------------
        633,441                                  631,981                                      629,973
         60,023                                   53,609                                       58,979
        343,393                                  322,825                                      312,269
-----------------------------------------------------------------------------------------------------------------------------------
  $   4,445,468                            $   4,303,516                              $     4,273,923
-----------------------------------------------------------------------------------------------------------------------------------
                      34,451      2.75                           34,130       2.85                          34,547      2.96

                                  3.45                                        3.54                                      3.65
                       2,207                                      2,184                                      2,100
-----------------------------------------------------------------------------------------------------------------------------------
                      32,244                                     31,946                                     32,447
                         357                                         62                                      2,937
                      27,534                                     27,228                                     23,966
                      38,315                                     40,297                                     42,774
-----------------------------------------------------------------------------------------------------------------------------------
                      21,106                                     18,815                                     10,702
                       6,540                                      5,840                                     (2,889)
-----------------------------------------------------------------------------------------------------------------------------------
                 $    14,566                               $     12,975                                $    13,591
===================================================================================================================================


                 $       0.66                              $       0.59                                 $     0.62
-----------------------------------------------------------------------------------------------------------------------------------
                 $       0.60                              $       0.54                                 $     0.57
===================================================================================================================================

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


                                                   BOK FINANCIAL CORPORATION
                                                   (Registrant)

Date: August 11, 1997                              /s/  James A. White
     ----------------                              -------------------
                                                   James A. White
                                                   Executive Vice President and
                                                   Chief Financial Officer