Form 10-Q
period 1997-09-30
BOK FINANCIAL CORP ET AL
filed 1997-11-13
CIK 875357

As filed with the Securities and Exchange Commission on November 13, 1997
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1997
                           Commission File No. 0-19341


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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,260,493 shares of common stock ($.00006 par value) as of October 31, 1997.
--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 1997

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


MANAGEMENT'S DISCUSSION AND ANALYSIS

HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $16.4 million or $0.67 per fully diluted common share for the third quarter of 1997 compared to $13.0 million or $0.54 per fully diluted common share for the third quarter of 1996. Returns on average assets and equity were 1.25% and 16.16%, respectively, for the third quarter of 1997. This is compared to returns on average assets and equity of 1.20% and 15.99%, respectively, for the same period of 1996.

Year to date net income and earnings per fully diluted common share were $47.8 million or $1.95, respectively, for 1997 compared to $39.6 million or $1.64, respectively, for the same period of 1996. Returns on average assets and equity were 1.27% and 16.75%, respectively, for 1997 compared to returns on average assets and equity of 1.24% and 16.77%, respectively, for 1996.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $42.1 million for the third quarter of 1997 compared to $34.1 million for the third quarter of 1996, an increase of $8.0 million or 23.3%. Average earning assets increased by $765 million, including $344 million from the acquisitions of First National Bank of Park Cities ("Park Cities") and First Texas Bank ("First Texas") in the first quarter of 1997, while average interest bearing liabilities increased $654 million, including $220 million from acquisitions. Demand deposit accounts and equity funded the growth in earning assets in excess of interest bearing liabilities. This improvement in the volume of total earning assets as compared to interest bearing liabilities contributed $6.5 million to the increase in net interest revenue. The effect of an increase in the yield on earning assets in excess of an increase in the cost of interest bearing liabilities contributed $1.4 million .


======================================================================================================================
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                              Three months ended                         Nine months ended
                                           September 30, 1997/1996                    September 30, 1997/1996
                                     ---------------------------------------------------------------------------------
                                                     Change Due To (1)                         Change Due To (1)
                                                  ------------------------                ----------------------------
                                                                Yield                                     Yield
                                       Change       Volume      /Rate            Change      Volume       /Rate
                                     ---------------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                           $  5,588    $  5,188    $     400        $  18,478      16,290        2,188
  Trading securities                        (20)         (9)         (11)             (73)        (56)         (17)
  Loans                                   9,890       9,324          566           20,235      20,681         (446)
  Funds sold                                442         417           25              994         933           61
----------------------------------------------------------------------------------------------------------------------
Total                                    15,900      14,920          980           39,634      37,848        1,786
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction              879       1,670         (791)           3,968       4,754         (786)
deposits
  Savings deposits                          (13)         40          (53)             (97)         72         (169)
  Time deposits                            (268)       (190)         (78)          (1,139)       (208)        (931)
  Other borrowings                        6,043       5,546          497           15,251      14,418          833
  Subordinated debenture                  1,305       1,305            -            1,727       1,727            -
----------------------------------------------------------------------------------------------------------------------
Total                                     7,946       8,371         (425)          19,710      20,763       (1,053)
----------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest        $    7,954    $  6,549    $   1,405        $  19,924   $  17,085   $    2,839
revenue
 Change in tax-equivalent adjustment       (242)
                                                                                   (1,231)
----------------------------------------------------------------------------------------------------------------------
Net interest revenue                 $    7,712                                 $  18,693
======================================================================================================================
(1) Changes attributable to both volume and yield are allocated to both  volume and yield/rate on an equal basis.


Net interest margin, the ratio of net interest revenue to average earning assets was 3.63% for the third quarter of 1997. This is compared to 3.54% for the same quarter of 1996 and 3.68% for the second quarter of 1997. Yields on average earning assets for the third quarter of 1997 were 7.85%, an increase of 6 basis points over the third quarter of 1996. The increase is due primarily to the repricing of variable rate loans in response to a 25 basis point increase in the national prime rate late in the first quarter of 1997, partially offset by decreased interest rates due to competitive pricing pressure. At the same time, the cost of interest bearing liabilities for the third quarter of 1997 was 4.91%, a decrease of 3 basis points from the third quarter of 1996 and unchanged from the second quarter of 1997. BOK Financial has been working to reduce its overall cost of funds by lowering the rates paid on certain deposit accounts. These efforts have been successful as shown by the reduction in the rates paid on deposits and by the limited increase in the total cost of interest bearing liabilities. However, this strategy has limited the growth in deposits and has required BOK Financial to increase borrowings to fund asset growth.

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

Year to date tax equivalent net interest revenue was $121.1 million, a $19.9 million or 19.7% increase over the first nine months of 1996. Average earning assets increased $669 million while average interest bearing liabilities increased $569 million. While the yield on earning assets increased by 3 basis points to 7.84%, the cost of interest bearing liabilities decreased by 4 basis points to 4.89% due to the previously discussed deposit pricing policy. The result is an increase in the year to date net interest margin to 3.63% in 1997 from 3.57% in 1996.

==============================================================================================================================
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                                                          Three Months Ended
                                          ------------------------------------------------------------------------------------
                                             Sept. 30,        June 30,        March 31,         Dec. 31,          Sept. 30,
                                                1997            1997            1997              1996              1996
                                          ------------------------------------------------------------------------------------
Brokerage and trading revenue              $    2,522      $    2,229         $  2,240         $   1,964         $   2,031
TransFund network revenue                       3,034           2,939            2,543             2,310             2,236
Securities gains (losses), net                    809            (200)             262              (622)                -
Trust fees and commissions                      6,405           5,851            5,278             5,324             5,317
Service charges and fees
  on deposit accounts                           7,255           7,112            6,714             6,506             6,027
Mortgage banking revenue                        8,416           7,460            6,948             7,206             7,103
Other revenue                                   5,874           6,020            6,467             4,846             4,514
------------------------------------------------------------------------------------------------------------------------------
  Total                                    $   34,315      $   31,411         $ 30,452         $  27,534         $  27,228

==============================================================================================================================

Other operating revenue increased $7.1 million or 26.0% compared to the same quarter of 1996. Excluding the effect of securities gains and losses and acquisitions, other operating revenue increased $5.6 million or 20.5%. TransFund revenue increased $798 thousand or 35.7% due to an increased number of transactions and repricing of services. Service charges and deposit fees increased $762 thousand or 12.6%, excluding the effect of acquisitions, due primarily to an increased number of transactions processed for commercial accounts. Trust fees and commissions increased $1.1 million or 20.5% due to an increase in assets managed. As of September 30, 1997, BOK Trust, a division of BOk, was responsible for $10.7 billion in assets. Mortgage banking revenue increased $1.3 million or 18.5% due to a $1.0 million increase in loan servicing revenue along with a $267 thousand improvement in secondary marketing activities. Loans serviced by BOK Mortgage, a division of BOk, totaled $6.6 billion at September 30, 1997. Leasing revenue, which is reported in other revenue, increased to $1.6 million in the second quarter of 1997 compared to $528 thousand in 1996.

Year to date, other operating revenue increased $18.4 million or 23.7%. Excluding the effect of securities gains and losses and acquisitions, other operating revenue increased $13.9 million or 17.4%. The same volume-related factors which caused the second quarter's increase also contributed to the year to date increases.

=========================================================================================================================
TABLE 3 - OTHER OPERATING EXPENSE
 (In thousands)
                                                                            Three Months Ended
                                       ----------------------------------------------------------------------------------
                                           Sept. 30,       June 30,        March 31,         Dec. 31,         Sept. 30,
                                             1997            1997             1997             1996             1996
                                       ----------------------------------------------------------------------------------

Personnel                               $    22,475    $     21,148     $     19,294     $     18,380      $     17,759
Business promotion                            2,067           2,190            1,950            1,459             1,618
Professional fees/services                    1,579           1,571            1,496            1,286             1,458
Net occupancy, equipment
  and data processing                         8,618           8,250            8,320            8,029             7,799
FDIC and other insurance                        374             328              333               89               557
Special deposit insurance assessment              -               -                -                -             3,820
Printing, postage and supplies                1,817           1,921            1,825            1,769             1,683
Net gains and operating
  expenses on repossessed assets             (1,662)           (222)            (412)            (703)           (2,706)
Amortization of intangible
  assets                                      2,362           2,398            1,728            1,241             1,238
Mortgage banking costs                        5,202           4,412            4,217            4,354             4,089
Other expense                                 3,888           3,447            2,975            2,411             2,982
-------------------------------------------------------------------------------------------------------------------------
  Total                                 $    46,720    $     45,443     $     41,726      $    38,315      $     40,297
=========================================================================================================================

Operating expenses for the third quarter of 1997 increased $6.4 million or 15.9% compared to the third quarter of 1996. Excluding the effects of acquisitions and significant or non-recurring items as shown in Table 4, operating expenses increased $5.3 million or 13.5%. Personnel costs increased $4.7 million ($3.0 million or 17.0% excluding acquisitions) due to increased staffing, normal compensation increases, and increased incentive compensation. Staffing on a full-time equivalent ("FTE") basis increased by 143 employees or 7.1% while average compensation per FTE increased by 6.3%. These changes reflect the addition of several senior-level positions in both the lending and operations areas as well as additional support staff. Incentive compensation expense, which varies directly with changes in revenue, increased $622 thousand to $1.9 million for the quarter. Mortgage banking expenses increased $1.1 million or 27.2% due to increased amortization of capitalized servicing rights. Net occupancy, equipment and data processing expenses increased $262 thousand or 3.4%, excluding acquisitions. This increase included a $554 thousand increase in data processing costs due primarily to the higher volume of transactions processed partially offset by a $731 thousand increase in rental income at BOK Financial's main offices in Oklahoma City. Additionally, business promotion expenses increased $449 thousand or 27.8% as BOK Financial continued its efforts to capitalize on disruptions in banking relationships due to mergers involving its two largest competitors in Oklahoma. The increase in other expenses includes an additional $673 thousand of depreciation expense on equipment leased to customers.

The growth in operating expenses exceeded the growth in tax-equivalent interest revenue and other operating revenue. The resulting efficiency ratio for the third quarter of 1997 was 64.0% compared to 63.9% for the third quarter of 1996 and 62.4% for the second quarter of 1997. The increase in the efficiency ratio for the third quarter of 1997 primarily reflects the initial costs of adding several business development officers and an increase in mortgage servicing rights amortization expense.

==============================================================================================================================
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR
NONRECURRING ITEMS
(In thousands)

                                                                                  Three Months Ended
                                          ------------------------------------------------------------------------------------
                                               Sept. 30,       June 30,        March 31,          Dec. 31,        Sept. 30,
                                                 1997            1997             1997              1996            1996
                                          ------------------------------------------------------------------------------------

Total other operating expense              $    46,720      $    45,443     $     41,726      $    38,315     $    40,297
FDIC Insurance premium
  reduction, net of costs                            -                -                -                -          (3,820)
Net gains and operating costs from
   repossessed assets                            1,662              222              412              703           2,706
------------------------------------------------------------------------------------------------------------------------------
  Total                                    $    48,382      $    45,665     $     42,138      $    39,018     $    39,183
==============================================================================================================================

Year to date, operating expenses increased $13.2 million or 10.9%. Excluding the effects of acquisitions and significant or non-recurring items, operating expenses increased $10.4 million or 8.9% due to the same factors which contributed to the quarterly increases.

BOK Financial recorded a provision for loan losses of $3.0 million in the third quarter of 1997 compared to $62 thousand in the third quarter of 1996. The factors considered by management in determining the provision for loan losses are discussed subsequently under "Risk Element."

BOK Financial recorded income tax expense of $7.9 million or 32.4% of income before taxes for the third quarter of 1997 compared to income tax expense of $5.8 million or 31.0% for the third quarter of 1996.

RISK ELEMENT

The aggregate loan portfolio at September 30, 1997 increased $375 million to $2.8 billion since December 31, 1996. This included increases of $79 million and $59 million, respectively, from the acquisitions of First National Bank of Park Cities and First Texas Bank in the first quarter. Loans increased by $141 million during the third quarter of 1997. The increases during the third quarter include all major loan groups with commercial loans up $70 million, commercial real estate loans up $45 million, residential mortgage loans up $7 million and consumer loans up $18 million. These increases are the result of continued growth in the Oklahoma economy and new loan business attributed to the acquisition of BOK Financial's two largest competitors by out-of-state banks. The growth of the loan portfolio and strategies employed by BOK Financial has added additional risk as discussed below.

===========================================================================================================================
TABLE 5 - LOANS
(In thousands)

                                           Sept. 30,         June 30,         March 31,        Dec. 31,         Sept. 30,
                                              1997             1997             1997             1996             1996
                                      -------------------------------------------------------------------------------------
Commercial:
  Energy                                $     294,045    $      247,821    $    230,447    $    217,056      $    185,972
  Manufacturing                               180,839           169,871         163,312         137,529           126,356
  Wholesale/retail                            207,504           200,358         184,488         166,075           177,351
  Agricultural                                124,553           125,704         119,055         109,324            95,973
  Loans for purchasing or
    carrying securities                        16,164            18,627          15,437          13,604            14,728
  Other commercial and industrial             385,647           376,277         346,785         340,602           341,352
Commercial real estate:
  Construction and land development           185,150           130,381         186,982         165,784           140,189
  Other real estate loans                     581,299           591,080         505,371         509,874           496,356
Residential mortgage:
  Secured by 1-4 family
    residential property                      453,110           469,681         465,432         429,405           434,789
  Residential mortgages held for sale         103,300            79,438          67,192          95,332            66,310
Consumer                                      238,387           220,005         215,112         209,995           240,468
---------------------------------------------------------------------------------------------------------------------------
  Total                                 $   2,769,998    $    2,629,243    $  2,499,613    $  2,394,580      $  2,319,844
===========================================================================================================================


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

Nonperforming assets totaled $48.9 million at September 30, 1997 compared to $47.2 million at June 30, 1997 and $42.2 million at December 31, 1996. The increase in the third quarter of 1997 was due primarily to a $2.6 million increase in loans past due over 90 days which are still accruing.

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans, which include all loans classified as doubtful or loss, are reviewed at least quarterly, and more frequently in the case of larger credits. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At September 30, 1997, loans totaling $106 million were assigned to the special mention category and loans totaling $64 million were assigned to the substandard risk category. These are compared to special mention loans of $106 million and substandard loans of $62 million at June 30, 1997, and to special mention loans of $62 million and substandard loans of $40 million at December 31, 1996.

============================================================================================================================
TABLE 6 - NONPERFORMING ASSETS
(In thousands)

                                            Sept. 30,        June 30,         March 31,         Dec. 31,        Sept. 30,
                                               1997            1997             1997              1996             1996
                                        ------------------------------------------------------------------------------------

Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                             $    10,171     $     9,591     $     9,332       $      9,589     $    10,844
   Commercial real estate                       7,944           8,356           5,418              5,306           4,323
   Residential mortgage                         3,492           3,917           4,138              2,580           3,333
   Consumer                                     1,575           1,830           1,366              1,360           1,114
----------------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     23,182          23,694          20,254             18,835          19,614
  Loans past due (90 days) (1)                 20,551          17,976          17,838             18,816          17,379
----------------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans (1)               43,733          41,670          38,092             37,651          36,993
----------------------------------------------------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate                        2,503           2,594           2,710              2,586           4,158
  Other                                         2,684           2,970           3,381              1,990             926
----------------------------------------------------------------------------------------------------------------------------
     Total other nonperforming assets           5,187           5,564           6,091              4,576           5,084
----------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets               $    48,920     $    47,234     $    44,183       $     42,227     $    42,077
============================================================================================================================
Ratios:
 Reserve for loan losses to
  nonperforming loans                         119.80%         119.68%         127.37%            119.91%         121.53%
 Nonperforming loans (1) to
  period-end loans (2)                          1.64            1.63            1.57               1.64            1.64
============================================================================================================================
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government                   $    16,010     $    15,538     $    15,083       $     13,932     $    13,741
(2) Excludes residential mortgage loans held for sale
============================================================================================================================

The allowance for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $52 million at September 30, 1997 compared to $50 million at June 30, 1997 and $45 million at December 31, 1996 or 1.96% of total loans, excluding loans held for sale. Losses on loans held for sale, principally fixed-rate residential mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 7 presents statistical information regarding the reserve for loan losses.

=======================================================================================================================
TABLE 7 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                     Three Months Ended
                                      ---------------------------------------------------------------------------------
                                         Sept. 30,        June 30,        March 31,        Dec. 31,        Sept. 30,
                                            1997            1997             1997            1996             1996
                                      ---------------------------------------------------------------------------------
Beginning balance                     $      49,871  $      48,517     $      45,148   $     44,959     $      42,807
 Loans charged-off:
  Commercial                                  1,211            444               199            224             1,475
  Commercial real estate                        234             18                 1              0               335
  Residential mortgage                          241             64                89             46                97
  Consumer                                      829            896               951          1,214               663
-----------------------------------------------------------------------------------------------------------------------
  Total                                       2,515          1,422             1,240          1,484             2,570
-----------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 1,004            547               367            821             1,670
   Commercial real estate                       393            341               148            162             2,747
   Residential mortgage                         325             53                64             67                21
   Consumer                                     315            335               479            266               222
-----------------------------------------------------------------------------------------------------------------------
    Total                                     2,037          1,276             1,058          1,316             4,660
-----------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)              478            146               182            168            (2,090)
 Provision for loan losses                    3,000          1,500             1,026            357                62
 Addition due to acquisition                      -              -             2,525              -                 -
-----------------------------------------------------------------------------------------------------------------------
Ending balance                        $      52,393  $      49,871     $      48,517   $     45,148     $      44,959
=======================================================================================================================
 Reserve to loans outstanding
  at period-end(1)                             1.96           1.96              1.99           1.96              2.00
 Net loan losses (recoveries)
  (annualized) to average loans (1)            0.07           0.02              0.03          (0.06)             0.39
=======================================================================================================================
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the allowance for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current and anticipated economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the allowance for loan losses. The provision for loan losses totaled $3.0 million for the third quarter of 1997 compared to $1.5 million for the preceding quarter and to $62 thousand for the third quarter of 1996. The trend toward larger provisions for loan losses reflects the growth in the loan portfolio, BOK Financial's expansion into new markets and increases in the levels of criticized assets. Management believes that the allowance for loan losses is adequate for each period presented based upon the evaluation criteria and information available at that time. Management anticipates that the provision may increase in future periods due to the recent growth in new commercial relationships, which is expected to continue into 1998.

At September 30, 1997 other assets included $24.6 million of natural gas compression and other equipment which is being leased to various customers by entities in which a subsidiary of BOK Financial is a general partner. The maintains legal and economic ownershipof the leased equipment. Lease payments are recorded as income when earned. The equipment is being depreciated over estimated useful lives. The lease terms are generally much shorter than the estimated useful lives of the related equipment. As each lease expires, the remaining net book value of the equipment is evaluated for impairment based upon current market values, re-leasing opportunities and other relevant factors.

BOK Financial's asset / liability management policy addresses several complementary goals: assuring adequate liquidity, maintaining an appropriate balance between interest sensitive assets and liabilities, and maximizing net interest revenue. The responsibility for attaining these goals rests with the Asset / Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point rate increase or decrease to + / - 10%, establish maximum levels for short-term assets and funding, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly. At September 30, 1997, BOK Financial is within all guidelines established under these policies. Management is reviewing various strategies to fund continued loan growth within these guidelines, including a reduction of the securities portfolio, increases in non-public deposits, and issuance of various forms of bank securities.

BOk issued $150 million of 10-year subordinated notes, discounted to a cost of 7.2%, during the third quarter of 1997. These notes are unsecured obligations of BOk and are not insured by the FDIC or any other government agency and are not guaranteed by BOK Financial. Standard & Poors Rating Service has rated the notes as BBB; Moody's Investor Service, Baa3; and Thomson Bank Watch, A-. At the same time, $50 million was paid as dividends to BOK Financial, ultimately used to repay existing debt, including a $20 million subordinated debenture due to an affiliate of George B. Kaiser, BOK Financial's principal shareholder. The remaining proceeds were retained by BOk to fund future growth. BOk entered into interest rate swaps with a notional amount of $100 million to change the cost of these notes from fixed to variable. BOk receives a fixed weighted average rate of 6.77% on these swaps and pays the one month LIBOR. As a result of the issuance of subordinated debt BOK Financial's Total Capital Ratio increased to 14.08% at September 30, 1997, as compared to 10.75% at June 30, 1997, due to the inclusion of subordinated debt in total capital in accordance with regulatory guidelines. As shown in Table 9, BOK Financial's capital ratios exceed the regulatory definition of well capitalized.

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

The estimated impact of changes in interest rates on net interest revenue is not projected to be significant within the + / - 200 basis point range of assumptions. However, this modeling indicates that under the 200 basis point decrease scenario the after-tax value of BOK Financial's capitalized mortgage servicing rights, net of mortgage loan refinancing income, would decrease by approximately $21.7 million. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require that the net decreased value of mortgage loan servicing rights would be charged to earnings while the increased value of available for sale securities would be credited to shareholders' equity. The result is an estimated decrease in net income of 30.0%. Additionally, a 200 basis point increase in interest rates would decrease the economic value of equity by 6.6% due primarily to the decrease in value of the securities portfolio. This decrease is compared against the applicable policy which limits the negative impact of a 200 basis point change in interest rates on the economic value of equity to 10%. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results in such situations would differ significantly.

============================================================================================================
TABLE 8 - INTEREST RATE SWAPS
(In thousands)

                                                  Notional                 Pay                Receive
                                                   Amount                 Rate                  Rate
                                             ---------------------------------------------------------------
Expiration:
  1998                                             63,000           5.81 - 5.94%(1)         6.64 - 7.96%
  1999                                             22,000           5.75 - 5.94 (1)         6.80 - 7.68
  2006                                             16,500                  7.26                    5.72 (1)
  2007                                            100,000           5.63 - 5.66 (1)         6.75 - 6.80
  2007                                             10,000                  7.48                    5.72 (1)
=============================================================================================================
(1) Rates are variable based on LIBOR and reset quarterly or semiannually.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These swaps are used to more closely match the interest paid on certain long-term, fixed rate obligations, including certificates of deposit and subordinated debt, with earning assets. Generally, BOK Financial accrues and periodically receives a fixed amount from the counter parties to these swaps and accrues and periodically makes a variable payment to the counter-parties. During the third quarter of 1997, income from these swaps exceeded costs of the swaps by $252 thousand and at September 30, 1997, the net market value appreciation of all swaps was $2.5 million. Credit risk from these swaps is closely monitored and counter-parties to these contracts are selected on the basis of their credit worthiness among other factors.
Derivative products are not used for speculative purposes.

====================================================================================================================
TABLE 9 - CAPITAL RATIOS
                                            Sept. 30,       June 30,       March 31,     Dec. 31,      Sept. 30,
                                              1997             1997            1997          1996          1996
                                         ---------------------------------------------------------------------------

Average shareholders' equity
  to average assets                          7.76%           7.33%            7.70%         7.72%          7.50%
Risk-based capital:
  Tier 1 capital                             8.93            9.00             8.96         10.49          10.26
  Total capital                             14.08           10.75            10.81         11.74          11.52
Leverage                                     6.53            6.26             6.34          7.46           7.34


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

===========================================================================================================
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                              ---------------------------      ----------------------------
                                                 1997            1996             1997             1996
                                              ---------------------------      ----------------------------
Interest Revenue
Loans                                      $    59,023      $    49,094     $     166,222    $     145,984
Taxable securities                              24,354           20,013            72,714           58,323
Tax-exempt securities                            4,378            3,412            12,732            9,878
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
   Total securities                             28,732           23,425            85,446           68,201
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Trading securities                                  53               73               193              267
Funds sold                                         740              298             2,268            1,274
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
   Total interest revenue                       88,548           72,890           254,129          215,726
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Interest Expense
Deposits                                        30,382           29,784            90,943           88,211
Other borrowings                                17,203           11,160            47,571           32,320
Subordinated debenture                           1,305                -             1,727                -
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
   Total interest expense                       48,890           40,944           140,241          120,531
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Net Interest Revenue                            39,658           31,946           113,888           95,195
Provision for Loan Losses                        3,000               62             5,526            3,910
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Net Interest Revenue After
Provision for Loan Losses                       36,658           31,884           108,362           91,285
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Other Operating Revenue
Brokerage and trading revenue                    2,522            2,031             6,991            5,932
Transfund network revenue                        3,034            2,236             8,516            6,485
Securities gains (losses), net                     809                -               871           (1,985)
Trust fees and commissions                       6,405            5,317            17,534           16,314
Service charges and fees on deposit              7,255            6,027            21,081           17,598
accts
Mortgage banking revenue, net                    8,416            7,103            22,824           19,028
Other revenue                                    5,874            4,514            18,361           14,406
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Total Other Operating Revenue                   34,315           27,228            96,178           77,778
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Other Operating Expense
Personnel                                       22,475           17,759            62,917           53,565
Business promotion                               2,067            1,618             6,207            4,913
Professional fees and services                   1,579            1,458             4,646            4,120
Net occupancy, equipment & data
processing                                       8,618            7,799            25,188           22,802
FDIC and other insurance                           374              557             1,035            1,651
Special deposit insurance assessment                 -            3,820                 -            3,820
Printing, postage and supplies                   1,817            1,683             5,563            5,023
Net(gains) losses, and operating
expenses of repossessed assets                  (1,662)          (2,706)           (2,296)          (3,849)
Amortization of intangible assets                2,362            1,238             6,488            4,170
Write-off of core deposit intangible
assets related to SAIF-insured
deposits                                             -                -                 -            3,821
Mortgage banking costs                           5,202            4,089            13,831           11,480
Other expense                                    3,888            2,982            10,310            9,197
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Total Other Operating Expense                   46,720           40,297           133,889          120,713
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Income Before Taxes                             24,253           18,815            70,651           48,350
Federal and state income tax                     7,857            5,840            22,844            8,789
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Net Income                                 $    16,396      $    12,975     $      47,807    $      39,561
===========================================================================================================
Earnings Per Share:
Net Income
   Primary                                 $       .74      $       .59     $        2.16    $        1.81
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
   Fully Diluted                           $       .67      $       .54     $        1.95    $        1.64
----------------------------------------- --- ----------- ---- ---------- ---- ------------ --- -----------
Average Shares Used in Computation:
   Primary                                  21,689,801       21,260,640        21,600,810       21,235,423
----------------------------------------- --------------- ---------------- --------------- ----------------
   Fully Diluted                            24,517,983       24,130,499        24,494,937      24,125,379
----------------------------------------- --------------- ---------------- --------------- ---- -----------

See accompanying notes to consolidated financial statements.

===========================================================================================================
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                         September 30,     December 31,     September 30,
                                                               1997            1996              1996
                                                           ------------------------------------------------
ASSETS
Cash and due from banks                                  $      340,735  $      322,791   $      313,541
Funds sold                                                       37,850          44,760           31,225
Trading securities                                                2,555           6,454            4,015
Securities:
  Available for sale                                          1,719,554       1,459,122        1,425,362
  Investment (fair value:  September 30, 1997 -
    $214,980;December 31, 1996 -$199,549;
    September 30, 1996 - $199,221 )                             214,703         198,408          200,961
-----------------------------------------------------------------------------------------------------------
    Total securities                                          1,934,257       1,657,530        1,626,323
-----------------------------------------------------------------------------------------------------------
Loans                                                         2,769,998       2,394,580        2,319,844
Less reserve for loan losses                                     52,393          45,148           44,959
-----------------------------------------------------------------------------------------------------------
  Net loans                                                   2,717,605       2,349,432        2,274,885
-----------------------------------------------------------------------------------------------------------
Premises and equipment, net                                      63,572          47,479           48,141
Accrued revenue receivable                                       52,738          46,020           39,384
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: September  30, 1997 - $37,246;
  December 31, 1996 - $30,758;
  September 30, 1996 - $22,764)                                  70,180          28,276           29,517
Mortgage servicing rights                                        82,868          61,544           61,377
Real estate and other repossessed assets                          5,187           4,576            5,084
Other assets                                                     70,605          51,838           51,671
-----------------------------------------------------------------------------------------------------------
Total assets                                             $    5,378,152  $    4,620,700   $    4,485,163
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                      $      834,272  $      696,853   $      724,094
Interest-bearing deposits:
  Transaction                                                 1,098,404         954,546          867,171
  Savings                                                       106,536          97,019           98,589
  Time                                                        1,552,894       1,508,337        1,546,092
-----------------------------------------------------------------------------------------------------------
    Total deposits                                            3,592,106       3,256,755        3,235,946
-----------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                    735,868         669,176          573,004
Other borrowings                                                400,044         277,128          287,604
Accrued interest, taxes and expense                              63,336          46,047           39,438
Other liabilities                                                22,249          11,628           15,987
Subordinated debenture                                          148,311               -                -
-----------------------------------------------------------------------------------------------------------
    Total liabilities                                         4,961,914       4,260,734        4,151,979
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                      23              23               23
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  September 30, 1997 - 21,300,941;  December 31, 1996
  -  21,148,729; September 30, 1996 - 20,488,254)                     1               1                1
Capital surplus                                                 179,498         176,093          158,851
Retained earnings                                               229,574         182,892          185,163
Treasury stock (shares at cost: September 30, 1997 -
58,614; December 31, 1996 - 16,834;  September                   (1,866)           (428)            (106)
30,    1996 - 4,733)
Unrealized loss on securities available for sale                  9,013           1,472          (10,628)
Less notes receivable from exercise of stock options                 (5)            (87)            (120)
-----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                  416,238         359,966          333,184
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $    5,378,152   $   4,620,700   $    4,485,163
===========================================================================================================

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
(In Thousands)
                     Preferred Stock    Common Stock     Capital   Retained    Treasury Stock    Unrealized    Notes
                      Shares  Amount   Shares   Amount   Surplus   Earnings    Shares   Amount   Gain(Loss)  Receivable    Total
                    ----------------------------------------------------------------------------------------------------------------

Balances atDecember
  31, 1995           250,102   $   23    20,416  $   1  $157,395  $ 146,727         -    $   -    $   (2,427)  $   (154)  $ 301,565
Net income                 -        -         -      -         -     39,561         -         -            -          -      39,561
Issuance of common stock
 to Thrift Plan            -        -         -      -         -          -         -         -            -          -           -
Exercise of stock
 options                   -        -        15      -       203          -         5      (106)           -          -          97
Payments on stock
option notes receivable    -        -         -      -         -          -         -         -            -         34          34
Preferred dividends
paid in shares
of common stoc             -        -        51      -     1,125     (1,125)        -         -            -          -           -
Director retainer
  shares                   -        -         6       -      128          -         -         -            -          -         128
Change in unrealizednet
 gain(loss)on securities
 available for sale        -        -         -       -        -          -         -         -       (8,201)         -      (8,201)

------------------------------------------------------------------------------------------------------------------------------------
Balance at
 September 30, 1996   250,102   $  23    20,488   $   1  $158,851   $185,163        5    $  (106)   $ 10,628)   $   (120) $ 333,184
====================================================================================================================================

Balances at December
 31, 1996             250,102   $  23    21,149   $   1   $176,093  $182,892       17    $  (428)   $  1,472    $    (87)  $359,966
Net income                  -       -         -       -          -    47,807        -          -           -           -     47,807
Issuance of common
 stock to Thrift Plan       -       -        11       -        418         -        -          -           -           -        418
Exercise of stock
 options                    -       -        90       -      1,681         -       42     (1,438)          -           -        243
Payments on stock option
 notes receivable           -       -         -       -          -         -        -          -           -          82         82
Preferred dividends paid in
 shares of common stock     -       -        45       -      1,125    (1,125)       -          -           -           -          -
Director retainer shares    -       -         6       -        181         -        -          -           -           -        181
Change in unrealized net
 gain(loss)on securities
 available for sale         -       -         -       -          -         -        -          -       7,541           -      7,541

------------------------------------------------------------------------------------------------------------------------------------
Balances at September
 30, 1997             205,102   $  23    21,301   $   1   $179,498  $229,574       59    $(1,866)   $  9,013    $     (5)  $416,238
====================================================================================================================================

See accompanying notes to consolidated financial statements.

====================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                                        Nine Months Ended
                                                                          September 30,
                                                              --------------------------------------
                                                                       1997               1996
                                                              --------------------------------------
Cash Flow From Operating Activities:
Net income                                                       $     47,807            $ 39,561
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and repossessed real estate losses                 5,526               3,910
  Depreciation and amortization                                        22,915              16,914
  Valuation adjustment of intangible assets                                 -               3,821
  Net amortization of  security discounts and premiums                  2,471               1,992
  Net gain on sale of assets                                           (6,373)             (3,948)
  Mortgage loans originated for resale                               (629,515)           (535,934)
  Proceeds from sale of mortgage loans held for resale                623,733             542,552
  Increase in trading securities                                        3,899               3,762
  (Increase) decrease in accrued revenue receivable                    (1,101)              1,737
 (Decrease) in other assets                                            (6,237)            (13,986)
  Increase in accrued interest, taxes and expense                      11,434               7,167
  Increase in other liabilities                                         3,404               5,340
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              77,963              72,888
----------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                    19,719              20,953
  Proceeds from maturities of available for sale securities           175,812             190,850
  Purchases of investment securities                                  (36,038)            (43,040)
  Purchases of available for sale securities                         (895,237)           (571,179)
  Proceeds from sales of available for sale securities                623,003             304,391
  Loans originated or acquired net or principal collected            (233,098)           (155,597)
  Proceeds from sales of assets                                         9,943              31,795
  Purchases of assets                                                 (58,107)            (29,331)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                             (1,240)               (200)
----------------------------------------------------------------------------------------------------
  Net cash used by investing activities                              (395,243)           (251,358)
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase in demand deposits, transaction
    deposits, money market deposits, and savings accounts              53,321             152,789
  Net increase (decrease) in certificates of deposit                  (63,560)            145,447
  Net increase (decrease) in other borrowings                         189,318             (87,198)
  Issuance of subordinated debenture                                  168,311                   -
  Payment on subordinated debenture                                   (20,000)                  -
  Issuance of preferred, common and treasury stock, net                   842                 225
  Payments on stock option notes receivable                                82                  34
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             328,314             211,297
----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              11,034              32,827
Cash and cash equivalents at beginning of period                      367,551             311,939
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $    378,585       $     344,766
====================================================================================================
Cash paid for interest                                           $    136,631       $     121,873
----------------------------------------------------------------------------------------------------
Cash paid for taxes                                              $     14,988       $       5,394
----------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                             $      1,702       $       3,206
----------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock             $      1,125       $       1,125
----------------------------------------------------------------------------------------------------

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


(2) MORTGAGE BANKING ACTIVITIES

At September 30, 1997, BOk owned the rights to service 89,292 mortgage loans with outstanding principal balances of $6.6 billion, including $208 million serviced for BOk. The weighted average interest rate and remaining term was 7.71% and 282 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 1997 is as follows:

                                                      Capitalized Mortgage Servicing Rights
                               ------------------------------------------------------------------------------------
                                                                                    Valuation
                                   Purchased       Originated        Total          Allowance           Net
                               ------------------ ------------- ---------------- ---------------- -----------------
Balance at
    December 31, 1996          $     57,256     $      5,188    $     62,444     $       (900)   $     61,544
Additions                            21,330            3,379          24,709                -          24,709
Amortization expense                 (3,097)            (288)         (3,385)               -          (3,385)
-------------------------------------------------------------------------------------------------------------------
Balance at
    September 30, 1997         $     75,489    $       8,279    $     83,768    $        (900)   $     82,868
===================================================================================================================

Estimated fair value of mortgage
  servicing rights (1)         $    106,622    $      14,655    $    121,277     $          -    $    121,277
===================================================================================================================
(1)    Excludes approximately $16.0 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.


(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the nine months ending September 30, 1997 resulted in gains and losses as follows (in thousands):

        Proceeds                            $ 623,003
        Gross realized gains                    2,025
        Gross realized losses                   1,154
        Related federal and state
           income tax expense (benefit)           279

(4) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, BOKF will be required to change the method currently used to compute earnings per share and to restate for all periods presented. This new standard requires the disclosure of basic earnings per share and diluted earnings per share in place of primary and fully diluted earnings per share. The pro forma results of applying FAS 128 to the third quarter of 1997 are basic earnings per share of $0.75 and diluted earnings per share of $0.67, and for the nine month period ending September 30, 1997 are basic earnings per share of $2.20 and diluted earnings per share of $1.97.

(5)  SHAREHOLDERS' EQUITY

On October 28, 1997, the Board of Directors of BOK Financial declared a 3% stock dividend payable in shares of BOK Financial common stock. The dividend is payable on November 26, 1997 to shareholders of record on November 17, 1997. Generally accepted accounting principles require earnings per share information to be retroactively restated to reflect the new capital structure upon consummation of a stock dividend. Accordingly, for all financial statements issued after November 26, 1997, earnings per share will be restated as follows:

Fully Diluted Earnings Per Share:

                                                      As Reported      Restated
         1996:                                      -------------   -----------
                1st Quarter                         $      .54      $    .52
                2nd Quarter                                .56           .55
                3rd Quarter                                .54           .52
                4th Quarter                                .60           .58
                Year Ended December 31                    2.23          2.17

         1997:  1st Quarter                         $      .63      $    .61
                2nd Quarter                                .66           .64
                3rd Quarter                                .67           .65
                Nine Months Ended September 30            1.95          1.89

(6)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

BOk has been sued in the United States District Court for the Northern District of Oklahoma by the holder of a mortgage serviced by BOk Mortgage. The plaintiff alleges that BOk required the mortgagor to maintain an escrow balance in excess of the amount permitted by the mortgage. The plaintiff seeks to have the action certified as a class action. The action was conditionally transferred to the Multi-District Litigation docket, but the Multi-District Litigation Panel returned the action to the Northern District of Oklahoma. The plaintiff alleges breach of contract, breach of fiduciary duty, and violation of the Racketeer Influenced and Corrupt Organizations Act and seeks treble damages. No discovery has been conducted in the action and amount in controversy is unknown.
Management has been advised by counsel that, based upon the limited investigation done to date, BOk has valid defenses to the plaintiffs' claims.

==============================================================================================================================
NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Nine months ended
                                        --------------------------------------------------------------------------------------
                                                     September 30, 1997                          September 30, 1996
                                        -------------------------------------------     --------------------------------------
                                             Average         Revenue/     Yield         Average         Revenue/     Yield
                                             Balance        Expense(1)    /Rate         Balance        Expense(1)    /Rate
                                        --------------------------------------------------------------------------------------
Assets
  Taxable securities                     $    1,559,891  $    72,714        6.23%   $    1,287,248  $    58,323        6.05%
  Tax-exempt securities(1)                      348,264       19,766        7.59           280,937       15,679        7.45
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          1,908,155       92,480        6.48         1,568,185       74,002         6.30
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                              4,307          193        5.99             5,507          267         6.48
  Funds sold                                     52,556        2,268        5.77            30,540        1,274         5.57
  Loans(1)(2)                                 2,542,871      166,360        8.75         2,226,103      146,124         8.77
     Less reserve for loan losses                49,049                                     40,938
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       2,493,822      166,359        8.92         2,185,165      146,124         8.93
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      4,458,840      261,301        7.84         3,789,397      221,667         7.81
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         566,612                                    465,002
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $    5,025,452                             $    4,254,399
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                   $    1,029,834       24,625        3.20    $      834,032       20,657         3.31
  Savings deposits                              107,015        1,771        2.21           102,838        1,868         2.43
  Other time deposits                         1,558,068       64,547        5.54         1,562,335       65,686         5.62
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits         2,694,917       90,943        4.51         2,499,205       88,211         4.71
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            1,101,228       47,571        5.78           763,561       32,320         5.65
  Subordinated debenture                         36,102        1,727        6.40                 -            -        -
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                   3,832,247      140,241        4.89         3,262,766      120,531         4.93
liabilities
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               742,409                                    616,914
  Other liabilities                              69,210                                     59,562
  Shareholders' equity                          381,586                                    315,157
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and  shareholders'     $    5,025,452                             $    4,254,399
equity
=============================================================================================================================
  Tax-Equivalent Net Interest Revenue(1)                     121,060        2.95                        101,136         2.88
  Tax-Equivalent Net Interest Revenue (1)
     To Earning Assets                                                      3.63                                        3.57
  Less tax-equivalent adjustment(1)                            7,172                                      5,941
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         113,888                                     95,195
Provision for loan losses                                      5,526                                      3,910
Other operating revenue                                       96,178                                     77,778
Other operating expense                                      133,889                                    120,713
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           70,651                                     48,350
Federal and state income tax                                  22,844                                      8,789
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    47,807                                $    39,561
==============================================================================================================================
Earnings Per Share:
  Net Income
    Primary                                              $      2.16                               $      1.81
------------------------------------------------------------------------------------------------------------------------------
    Fully Diluted                                        $      1.95                               $      1.64
------------------------------------------------------------------------------------------------------------------------------
(1) Tax  equivalent  at the  statutory  federal  and state rates for the periods presented. The taxable equivalent adjustments shown are for
       comparative purposes.
(2) The loan averages  included  loans on which the accrual of interest has been discontinued and are stated net of unearned income.

==============================================================================================================================
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                        --------------------------------------------------------------------------------------
                                                     September 30, 1997                             June 30, 1997
                                        -------------------------------------------     --------------------------------------
                                             Average         Revenue/     Yield         Average         Revenue/     Yield
                                             Balance        Expense(1)    /Rate         Balance        Expense(1)    /Rate
                                        --------------------------------------------------------------------------------------
Assets
  Taxable securities                     $    1,560,418  $    24,354         6.19%  $    1,634,264  $    25,793         6.33%
  Tax-exempt securities(1)                      360,461        6,764         7.44          344,558        6,572         7.65
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          1,920,879       31,118         6.43        1,978,822       32,365         6.56
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                              3,583           53         5.87            5,552           83         6.00
  Funds sold                                     49,645          740         5.91           57,072          817         5.74
  Loans(2)                                    2,676,237       59,063         8.76        2,535,264       55,850         8.84
    Less reserve for loan losses                 51,165                                     49,164
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       2,625,072       59,063         8.93        2,486,100       55,850         9.01
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      4,599,179       90,974         7.85        4,527,546       89,115         7.89
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         590,260                                    576,578
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $    5,189,439                             $    5,104,124
==============================================================================================================================
Liabilities And Shareholders' Equity
  Transaction deposits                   $    1,067,895        8,290         3.08   $    1,032,622        8,348         3.24
  Savings deposits                              108,104          603         2.21          109,349          604         2.22
  Other time deposits                         1,533,191       21,489         5.56        1,576,211       21,625         5.50
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          2,709,190       30,382         4.45        2,718,182       30,577         4.51
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            1,159,005       17,203         5.89        1,151,971       16,700         5.81
  Subordinated debenture                         81,395        1,305         6.36           20,000          326         6.45
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       3,949,590       48,890         4.91        3,890,153       47,603         4.91
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               761,578                                    776,405
  Other liabilities                              75,732                                     63,664
  Shareholders' equity                          402,539                                    373,902
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                 $    5,189,439                             $    5,104,124
==============================================================================================================================
  Tax-Equivalent Net Interest Revenue (1)                     42,084         2.94                        41,512         2.98
  Tax-Equivalent Net Interest  Revenue (1)
     To Earning Assets                                                       3.63                                       3.68
  Less tax-equivalent adjustment (1)                           2,426                                      2,344
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          39,658                                     39,168
Provision for loan losses                                      3,000                                      1,500
Other operating revenue                                       34,315                                     31,411
Other operating expense                                       46,720                                     45,443
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           24,253                                     23,636
Federal and state income tax                                   7,857                                      7,572
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    16,396                                $    16,064
==============================================================================================================================
Earnings Per Share:
  Net Income
    Primary                                              $      0.74                                $      0.73
------------------------------------------------------------------------------------------------------------------------------
    Fully Diluted                                        $      0.67                                $      0.66
------------------------------------------------------------------------------------------------------------------------------
(1) Tax  equivalent  at the  statutory  federal  and state rates for the periods
presented.The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan  averages  include  loans on which the accrual of interest has been discontinued and are stated net of unearned income.

======================================================================================================================
                                         For Three months ended
----------------------------------------------------------------------------------------------------------------------
              March 30, 1997                       December 31, 1996                      September 30, 1996
----------------------------------------------------------------------------------------------------------------------
      Average      Revenue/    Yield       Average         Revenue/    Yield         Average      Revenue/    Yield
      Balance     Expense(1)   /Rate       Balance        Expense(1)   /Rate         Balance      Expense(1)  /Rate
----------------------------------------------------------------------------------------------------------------------

  $   1,484,137 $    22,861     6.25%  $   1,326,104   $    20,042       6.01% $     1,281,588 $   19,610     6.09%
        339,542       6,135     7.33         330,195         6,129       7.38          315,844      5,920     7.46
----------------------------------------------------------------------------------------------------------------------
      1,823,679      28,996     6.45       1,656,299        26,171       6.29        1,597,432     25,530     6.36
----------------------------------------------------------------------------------------------------------------------
          3,790          58     6.21           3,870            72       7.40            4,116         73     7.06
         50,967         711     5.66          24,949           356       5.68           21,040        298     5.63
      2,414,234      51,446     8.64       2,329,981        50,414       8.61        2,254,863     49,173     8.68
         46,771           -       -           45,455             -        --            43,510          -     -
----------------------------------------------------------------------------------------------------------------------
      2,367,463      51,446     8.81       2,284,526        50,414       8.78        2,211,353     49,173     8.85
----------------------------------------------------------------------------------------------------------------------
      4,245,899      81,211     7.76       3,969,644        77,013       7.72        3,833,941     75,074     7.79
----------------------------------------------------------------------------------------------------------------------
        532,386                              475,824                                   469,575
----------------------------------------------------------------------------------------------------------------------
  $   4,778,285                        $   4,445,468                           $     4,303,516
======================================================================================================================

  $     988,110       7,987     3.28   $     891,053         7,678       3.43  $       864,904      7,411     3.41
        103,542         564     2.21          96,609           595       2.45          101,328        616     2.42
      1,565,153      21,433     5.55       1,533,447        21,582       5.60        1,548,832     21,757     5.59
----------------------------------------------------------------------------------------------------------------------
      2,656,805      29,984     4.58       2,521,109        29,855       4.71        2,515,064     29,784     4.71
----------------------------------------------------------------------------------------------------------------------
        990,944      13,668     5.59         887,502        12,707       5.70          780,037     11,160     5.69
          6,000          96     6.40               -             -        -                  -          -     -
----------------------------------------------------------------------------------------------------------------------
      3,653,749      43,748     4.86       3,408,611        42,562       4.97        3,295,101     40,944     4.94
----------------------------------------------------------------------------------------------------------------------
        688,440                              633,441                                   631,981
         68,159                               60,023                                    53,609
        367,937                              343,393                                   322,825
----------------------------------------------------------------------------------------------------------------------

  $   4,778,285                        $   4,445,468                           $     4,303,516
======================================================================================================================
                     37,463     2.90                        34,451       2.75                      34,130     2.85

                                3.58                                     3.45                                 3.54
                      2,401                                  2,207                                  2,184
----------------------------------------------------------------------------------------------------------------------
                     35,062                                 32,244                                 31,946
                      1,026                                    357                                     62
                     30,452                                 27,534                                 27,228
                     41,726                                 38,315                                 40,297
----------------------------------------------------------------------------------------------------------------------
                     22,762                                 21,106                                 18,815
                      7,415                                  6,540                                  5,840
----------------------------------------------------------------------------------------------------------------------
                $    15,347                           $     14,566                             $   12,975
======================================================================================================================


                $       0.70                          $       0.66                             $     0.59
----------------------------------------------------------------------------------------------------------------------
                $       0.63                          $       0.60                             $     0.54
----------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:
               No. 27   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed  during the three  months ended
                 September 30, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BOK FINANCIAL CORPORATION
                                  (Registrant)



Date: November 13, 1997                             /s/  James A. White
     ------------------                             -------------------
                                                    James A. White
                                                    Executive Vice President and
                                                    Chief Financial Officer