Form 10-K
period 1997-12-31
BOK FINANCIAL CORP ET AL
filed 1998-03-23
CIK 875357

As filed with the Securities and Exchange Commission on March 23, 1998
 ===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended December 31, 1997 Commission File No. 0-19341

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
     Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $63,328,413 as of February 28, 1998.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,930,457 shares of common stock ($.00006 par value) as of February 28, 1998.

     List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:
          Part I - Annual Report to Shareholders For Fiscal Year Ended December 31, 1997 (designated portions only)
          Part II - Annual Report to Shareholders For Fiscal Year Ended December 31, 1997 (designated portions only)
          Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for April 28, 1998 (designated portions only)
          Part IV - Annual Report to Shareholders For Fiscal Year Ended December 31, 1997 (designated portions only)

================================================================================

                            BOK FINANCIAL CORPORATION
                             FORM 10-K ANNUAL REPORT
                                      INDEX


ITEM
                                                                           PAGE

                                                PART I

1.  Business                                                                 3

2.  Properties                                                               8

3.  Legal Proceedings                                                        8

4.  Submission of Matters to a Vote of Security Holders                      8


                                       PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters    8

6.  Selected Financial Data                                                  9

7.  Management's Discussion and Analysis of Financial Condition and          9
    Results of Operations

7A. Quantitative and Qualitative Disclosures About Market Risk               9

8.  Financial Statements and Supplementary Data                              9

9.  Changes in and Disagreements with Accountants on Accounting and          9
    Financial Disclosure


                                      PART III

10. Directors and Executive Officers of the Registrant                       9

11. Executive Compensation                                                   9

12. Security Ownership of Certain Beneficial Owners and Management           9

13. Certain Relationships and Related Transactions                           9


                                       PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      10-14

    Signatures                                                              15

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

       BOK Financial operates primarily through BOk, BOk's subsidiaries, Bank of Texas, National Association ("BOT") (formerly First National Bank of Park Cities and First Texas Bank, both of which were acquired during 1997 and merged on January 1, 1998, and Bank of Texas Trust Company, National Association, formerly Alliance Trust Company, National Association), and Bank of Arkansas, National Association ("BOA") (formerly Citizens Bank of Northwest Arkansas, National Association). The existing and future activities of BOK Financial and its subsidiaries are limited by the BHCA, which prohibits a bank holding company from engaging in any business other than banking, managing or controlling banks, and furnishing and performing certain bank-related services and activities.

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

       On March 27, 1992, BOA acquired certain assets and assumed the deposits and certain obligations of two branches of the failed Home Federal Savings & Loan Association from the RTC for $1.1 million.

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

       On February 12, 1997, BOK Financial acquired Park Cities Bancshares, Inc. and its subsidiary, First National Bank of Park Cities, in Dallas, Texas for $50.9 million.

       On March 4, 1997, BOK Financial acquired First TexCorp., Inc. and its subsidiary, First Texas Bank, in Dallas, Texas for $39.3 million.

       On January 1, 1998, First National Bank of Park Cities and First Texas Bank were merged under the name of Bank of Texas, National Association and Alliance Trust Company, National Association was transferred to BOT
       and  its  name  changed  to  Bank  of  Texas  Trust   Company,   National
       Association.

       Developments relating to individual aspects of the business of BOK Financial are described under "Narrative Description of Business" and "Services Offered" on page 4 of this report. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 6 - 18) in BOK Financial's 1997 Annual Report to Shareholders. Additional information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 28 ) in BOK Financial's 1997 Annual Report to Shareholders.

                        Narrative Description of Business

       BOK Financial is a bank holding company, and as such, its activities are limited by the BHCA to banking, certain bank-related services and activities, and managing or controlling banks. BOK Financial's banking and bank-related activities are primarily performed through BOk, BOT and BOA. Other significant operating subsidiaries include BOK Capital Services Corporation, which provides leasing and mezzanine financing and Alliance Securities Corporation which is authorized to underwrite municipal revenue bonds, asset-backed securities and commercial paper. Other nonbank subsidiary operations are not significant. As of December 31, 1997, BOK Financial and its subsidiaries had 2,318 full-time equivalent employees. Following is a description of the more significant services offered by BOK Financial and the competitive and regulatory environments in which it operates.

                                Services Offered

       Commercial Banking Services

       BOK Financial, through BOk, BOT and BOA, provides a wide range of financial services to commercial and industrial customers, including depository, lending and other financial services such as cash management, leasing and international collections. The loan portfolio is comprised primarily of real estate and commercial loans. The commercial loan portfolio is diversified and distributed among various commercial and industrial customers, including energy-related, manufacturing, trade and service industries.

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

       Consumer Banking Services

       At December 31, 1997, BOk had 65 banking locations, with 45 locations in the Tulsa and Oklahoma City areas. BOT had 4 offices in Dallas and another trust office in Sherman, Texas, and BOA had 4 locations in northwest Arkansas. Services offered include deposit accounts, installment loans, student loans, personal lines of credit, debit cards, an automated 24-hour telephone loan application service, a 24-hour telephone branch and telephone and personal computer based bill paying services. The BancOklahoma Investment Center makes available, through representatives in most BOk branches, a full range of mutual funds, annuities and securities. TransFund, BOk's network of automated teller machines, consists of 782 locations across Oklahoma, Arkansas, southwest Missouri, northern Texas and southern Kansas.

       Investment and Money Market Activities

       BOk provides securities brokerage, and trading services for corporations, governmental units, individual customers and correspondent banks. Securities include money market instruments, U.S. Government and municipal bonds, corporate stocks and bonds, and mutual funds. The public
       finance department provides bank-eligible underwriting financial advisory, private placement and term-financing services for governmental and corporate entities. BOK Financial provides a broad range of financial services outside those traditionally associated with banking through its subsidiaries Alliance Securities Corp., which is authorized to provide financial advisory services to both public and corporate sectors, underwriting of municipal revenue bonds, mortgage backed debt, consumer receivables, and commercial paper; and BOK Capital Services Corp. which provides leasing and mezzanine financing.


       Mortgage Banking

       BOk through its Mortgage Division (formerly BancOklahoma Mortgage Corp.) offers a full array of mortgage options from federally sponsored programs to "jumbo loans" on higher priced houses. BOk is the largest originator of mortgage loans in Oklahoma and has a servicing portfolio of approximately $7.0 billion, including $216 million serviced for BOk.

       Trust and Asset Management Services

       BOK Financial provides a wide range of trust services through BOk's Trust Division (formerly BancOklahoma Trust Company) in Oklahoma and BOT's Bank of Texas Trust Company, N.A. in Texas (formerly Alliance Trust Company, N.A.) Individual financial trust services include personal trust management, administration of estates and management of individual investment and custodial accounts. For corporate clients, the services include management, administration and recordkeeping of pension plans, thrift plans, 401(k) plans and master trust plans, including a state-of-the-art system for employee benefit plan recordkeeping. The BOk trust division also serves as transfer agent and registrar for corporate securities, paying agent for municipalities and governmental agencies and indenture trustee of bond issues. The BOK Trust Division serves as an investment advisor to the American Performance Funds, a family of proprietary mutual funds distributed by the Winsbury Company of Columbus, Ohio. At December 31, 1997, trust subsidiaries were responsible for approximately $11.1 billion in assets.

                               Foreign Operations

       BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

                                   Competition

       The banking industry in Oklahoma is highly competitive. BOK Financial competes with other banks in obtaining deposits, making loans and providing additional services related to banking. There are approximately 320 banks located in Oklahoma, of which approximately 38 are located in the Tulsa County and surrounding metropolitan area and approximately 53 are located in the Oklahoma County and surrounding metropolitan area. BOK Financial is also in competition with other businesses engaged in extending credit or accepting deposits, such as major retail establishments, major brokerage firms, savings and loan associations, credit unions, finance companies, small loan companies, insurance companies and loan production offices of major banks located within and outside Oklahoma.

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

       Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multibank holding company do not exceed 15% of all deposits in Oklahoma financial institutions insured by the federal government, exclusive of credit union deposits. Based on the latest statistical data available (as of June 30, 1997), BOK Financial could acquire additional bank subsidiaries so long as the aggregate deposits of all Oklahoma subsidiaries do not exceed approximately $5.2 billion. Deposits of BOk were $3.2 billion and $3.3 billion at June 30, and December 31, 1997, respectively.

       Oklahoma also permits out-of-state bank holding companies to acquire banks and bank holding companies located in the state and, subject to certain limitations, make additional acquisitions within the state. During the last few years the Oklahoma banking industry has been consolidated into fewer but larger banks. During 1997, two "super-regional" holding companies completed acquisitions of the second and third largest banks in Oklahoma. The consolidation over the past several years has brought about a highly competitive environment, in which many customers have access to national and regional financial institutions for many products and services.

       On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was signed into law. In summary, commencing one year after passage, qualifying bank holding companies were permitted to acquire banks  in any  state.  As of  June  1,  1997,
       qualifying banks were able to engage in interstate branching by merging banks in different states. States " opt-out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. The law imposes a 10% nationwide deposit cap and a 30% state deposit cap; however, the states' authority is preserved to impose a lower, nondiscriminatory deposit cap. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap which was subsequently increased to 15%. It is anticipated that the total number of Oklahoma banks may decrease and national and regional bank presence in the state may increase. Over the near-term, these changes are expected to increase competition with a greater number of products and services available to Oklahoma customers. Over the long-term, the number of competitors could decrease, depending on the extent of consolidations nationwide, but competition could continue to increase as a result of the remaining institutions needing to be stronger, more innovative and more aggressive to retain a significant presence in a consolidated environment.

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

                           Supervision and Regulation

       Bank holding companies and banks are extensively regulated under both federal and state law. The following information, to the extent it describes statutory or regulatory provisions, is qualified in its entirety by reference to the particular statutory and regulatory provisions. It is not possible to predict the changes, if any, that may be made to existing banking laws and regulations or whether such changes, if made, would have a materially adverse effect on the business and prospects of BOK Financial, BOk, BOT and BOA.

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

       A bank holding company and its subsidiaries are further prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property or services. Thus, a subsidiary of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide some additional credit, property or services from or to the bank holding company or any subsidiary thereof or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 1997, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 6.81%, 9.39% and 14.54%, respectively.

       Bank Subsidiaries

       BOk, BOT and BOA are national banking associations and are subject to the National Banking Act and other federal statutes governing national banks. Under federal law, the Office of the Comptroller of the Currency ("Comptroller") charters, regulates and serves as the primary regulator of national banks. In addition, the Comptroller must approve certain corporate or structural changes, including an increase or decrease in capitalization, payment of dividends, change of place of business, establishment of a branch and establishment of an operating subsidiary. The Comptroller performs its functions through national bank examiners who provide the Comptroller with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable laws, rules and regulations. The National Banking Act authorizes the Comptroller to examine every national bank as often as necessary. Although the Comptroller has primary supervisory responsibility for national banks, such banks must also comply with Reserve Board rules and regulations as members of the Federal Reserve System.

       BOA is also subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate. The rate on consumer loans is five percent above the discount rate or seventeen percent, whichever is lower.

       BOk, BOT and BOA are insured by the FDIC and are required to pay certain fees and premiums to the Bank Insurance Fund ("BIF"). The BIF has implemented a risk-related insurance system for determining premiums to be paid by a bank. Each bank is placed in one of nine risk categories based on its level of capital and supervisory rating with the well-capitalized banks with the highest supervisory rating paying a premium of 0.00% of deposits and the critically undercapitalized banks paying up to 0.27% of deposits. Also, approximately 19% of BOK Financial's total deposits at December 31, 1997 were acquired through Oakar transactions and are insured through the Savings Association Insurance Fund ("SAIF"). The Deposit Insurance Funds Act of 1996 was enacted on September 30, 1996, which recapitalized the SAIF and implemented a risk-related insurance system identical to the BIF system discussed above. In addition, the Deposit Insurance Fund Act of 1996 implemented an additional assessment on BIF and SAIF deposits, the Financing Corporation ("FICO") Quarterly Payment, which is not tied to the BIF risk classification. The FICO BIF annual rate at December 31, 1997 was 1.256 basis points and the FICO SAIF annual rate was 6.28 basis points.

       Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 1997, BOk's, BOT's and BOA's leverage and risk-based capital ratios were well above the required minimum ratios.

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

       ITEM 2 - PROPERTIES

       BOK Financial, through BOk, BOk's subsidiaries, BOT and BOA, owns improved real estate that was carried at $43.0 million, net of depreciation and amortization, as of December 31, 1997. BOK Financial conducts its operations through a total of 65 banking and 4 nonbanking locations in Oklahoma, 4 banking locations in Arkansas and 4 banking and 2 nonbanking locations in Texas as of December 31, 1997. BOk's facilities are suitable for their respective uses and present needs.

       The information set forth in Notes 6 and 13 of "Notes to Consolidated Financial Statements" (pages 32 and 38, respectively) of BOK Financial's 1997 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.


       ITEM 3 - LEGAL PROCEEDINGS

       The information set forth in Note 13 of "Notes to Consolidated  Financial
       Statements"   (page  38)  of  BOK  Financial's   1997  Annual  Report  to
       Shareholders is incorporated herein by reference.


       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1997.


                                     PART II

       ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 1997, common shareholders of record numbered 1,227 with 21,909,370 shares outstanding.

       During 1997, BOK Financial declared a 3% stock dividend in respect of its Common Stock payable in shares of Common Stock. The dividend was payable on November 26, 1997 to shareholders of record on November 17, 1997. BOK Financial's quarterly market information follows:

                    First          Second          Third          Fourth
                --------------- -------------- -------------- ---------------
       1997:
         Low        $27.75          $29.25          $32.75        $38.81
         High        31.50           36.00           40.50         44.00

       1996:
         Low        $19.25          $20.00          $21.25        $23.25
         High        23.25           22.75           23.75         28.00

       On February 25, 1998, BOK Financial announced that its board of directors approved a common stock repurchase program to purchase up to 200,000 shares. The purchases will be made from time-to-time in accordance with SEC Rule 10(b)18 transactions.

       The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 5), "Table 6 - Selected Quarterly Financial Data" (page 12) and Note 15 of "Notes to Consolidated Financial Statements" (page 39) of BOK Financial's 1997 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 6 - SELECTED FINANCIAL DATA

       The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 5) of BOK Financial's 1997 Annual Report to Shareholders is incorporated herein by reference.


       ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 6 - 18), "Annual Financial Summary - Unaudited" (pages 44 - 45) and "Quarterly Financial Summary - Unaudited" (pages 46 - 47) of BOK Financial's 1997 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information set forth under the caption "Market Risk" (pages 17-18) of BOK Financial's 1997 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The supplementary data regarding quarterly results of operations set forth under the caption "Table 6 - Selected Quarterly Financial Data"
       (page 12) of BOK Financial's 1997 Annual Report to Shareholders is incorporated herein by reference.


       ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 1997 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 28, 1998 ("1997 Annual Proxy Statement") is incorporated herein by reference.


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

       The information set forth under Notes 3, 5 and 9 of "Notes to Consolidated Financial Statements" (pages 29, 31, and 34, respectively) of BOK Financial's 1997 Annual Report to Shareholders is incorporated herein by reference.

                                     PART IV

       ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (A)(1) LIST OF FINANCIAL STATEMENTS FILED.

       The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1997 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                               1997 Annual Report
                             Description Page Number

        Consolidated Selected Financial Data                                5

        Selected Quarterly Financial Data                                  12

        Report of Management on Financial Statements                       19

        Report of Independent Auditors                                     19

        Consolidated Statements of Earnings                                20

        Consolidated Balance Sheets                                        21

        Consolidated Statements of Changes in Shareholders' Equity      22-23

        Consolidated Statements of Cash Flows                              24

        Notes to Consolidated Financial Statements                      25-43

        Annual Financial Summary - Unaudited                            44-45

        Quarterly Financial Summary - Unaudited                         46-47

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

     10.7.5 BOK Financial Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-32642.

     10.7.6 BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

     10.7.7 Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

     10.7.8 Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

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

     10.22 Agreement and Plan of Merger among BOK Financial Corporation, BOKF Merger Corporation Number Five and Park Cities Bancshares, Inc. dated October 3, 1996, incorporated by reference to Exhibit C of S-4 Registration Statement No. 333-16337.

     10.23 Agreement and Plan of Merger among BOK Financial Corporation and First TexCorp., Inc. dated December 18, 1996, incorporated by reference to Exhibit 10.24 of S-4 Registration Statement No. 333-16337.

     13.0 Annual Report to Shareholders for the fiscal year ended December 31, 1997. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

     21.0      Subsidiaries of BOK Financial.

     23.0      Consent of independent auditors - Ernst & Young LLP.

     27.0      Financial Data Schedule for year ended December 31, 1997

     27.1      Restated Financial Data Schedules

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

     99.7 Unertakings incorporated by reference into S-8 Registration Statement No. 33-32642 for BOK financial Corporation 1997 Stock Option Plan, Incorporated by reference to Exhibit 99.7 of Form 10-K for the fiscal year ended December 31, 1997.

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

                                       BOK FINANCIAL CORPORATION

DATE: March 23, 1998                BY: /s/George B. Kaiser
                                       ----------------------------------
                                       George B. Kaiser,
                                       Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 1998 , by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS
/s/ George B. Kaiser                        /s/ Stanley A. Lybarger
---------------------------------           -----------------------------
George B. Kaiser,                           Stanley A. Lybarger,
Chairman of the Board of Directors          Director, President and Chief
                                            Executive Officer

/s/ James A. White                          /s/ John C. Morrow
---------------------------------           -----------------------------
James A. White,                             John C. Morrow
Executive Vice President and                Senior Vice President and
Chief Financial Officer/Treasurer           Controller, Financial Accounting

DIRECTORS

                                        /s/ Robert J. LaFortune
 -----------------------------------  ----------------------------------------
 W. Wayne Allen                       Robert J. LaFortune

 /s/ Keith E. Bailey                    /s/ Philip C. Lauinger, Jr.
 -----------------------------------  ----------------------------------------
 Keith E. Bailey                      Philip C. Lauinger, Jr.

                                        /s/ David R. Lopez
 -----------------------------------  ----------------------------------------
 James E. Barnes                      David R. Lopez

  /s/ Sharon J. Bell                    /s/ Frank A. McPherson
  ----------------------------------   ---------------------------------------
 Sharon J. Bell                       Frank A. McPherson

  /s/ Glenn A. Cox
 -----------------------------------  ----------------------------------------
 Glenn A. Cox                         J. Larry Nichols

  /s/ Nancy J. Davies                   /s/ Robert L. Parker, Sr.
 -----------------------------------  ----------------------------------------
 Nancy J. Davies                      Robert L. Parker, Sr.


  ----------------------------------   ----------------------------------------
 Robert H. Donaldson                  James W. Pielsticker


  ----------------------------------   ----------------------------------------
 William E. Durrett                   E.C. Richards

                                        /s/ James A. Robinson
  ----------------------------------   ----------------------------------------
 James O. Goodwin                     James A. Robinson

  /s/ V. Burns Hargis                   /s/ L. Francis Rooney, III
  ----------------------------------   ----------------------------------------
 V. Burns Hargis                      L. Francis Rooney, III

  /s/ E. Carey Joullian, IV             /s/ Robert L. Zemanek
  ----------------------------------   ----------------------------------------
 E. Carey Joullian, IV                 Robert L. Zemanek