Form 10-Q
period 1998-03-31
BOK FINANCIAL CORP ET AL
filed 1998-05-15
CIK 875357

As filed with the Securities and Exchange Commission on May 15, 1998
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1998
                           Commission File No. 0-19341


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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,886,347 shares of common stock ($.00006 par value) as of April 30, 1998.

--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 1998

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                       2
      Report of Management on Consolidated
            Financial Statements                                       10
      Consolidated Statements of Earnings                              11
      Consolidated Balance Sheets                                      12
      Consolidated Statements of Changes
            in Shareholders' Equity                                    13
      Consolidated Statements of Cash Flows                            14
      Notes to Consolidated Financial Statements                       15
      Financial Summaries - Unaudited                                  17

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                         19

Signature                                                              19


MANAGEMENT'S DISCUSSION AND ANALYSIS

HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $16.3 million or $0.65 per diluted common share for the first quarter of 1998 compared to $15.3 million or $0.61 per diluted common share for the first quarter of 1997. Returns on average assets and equity were 1.19% and 14.89%, respectively, compared to returns on average assets and equity of 1.30% and 16.92%, respectively, for the first quarter of 1997.

The increase in net income for the first quarter of 1998 was due to increases of $7.0 million or 19.9% in net interest revenue and $10.3 million or 33.9% in other operating revenue. These increases were partially offset by increases of $15.5 million or 37.1% in operating expenses and $1.4 million in provision for loan losses. Operating expenses for the first quarter of 1998 included a $3.0 million provision for impairment of BOK Financial's mortgage servicing rights and $2.3 million for the cost of securities contributed to the Bank of Oklahoma Foundation.


RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $44.4 million for the first quarter of 1998 compared to $37.5 million for the first quarter of 1997, an increase of $6.9 million or 18.4%. Average earning assets increased by $683 million, including increases in average loans of $408 million and average securities of $278 million. Interest bearing liabilities increased $541 million, primarily due to increases in time deposits of $175 million and interest bearing transaction accounts of $157 million. Demand deposits and shareholders' equity, which are additional sources of funding asset growth, increased $170 million and $76 million, respectively. The growth in average earning assets in excess of the growth in interest bearing liabilities contributed $6.3 million to the increase in net interest revenue.

================================================================================
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                              Three months ended
                                             March 31, 1998/1997
                                     -------------------------------------
                                                      Change Due To (1)
                                                  ------------------------
                                                                Yield
                                       Change       Volume      /Rate
                                     -------------------------------------
Tax-equivalent interest revenue:
  Securities                           $  4,487    $  4,243    $     244
  Trading securities                        105         116          (11)
  Loans                                   9,291       8,736          555
  Funds sold                                (20)        (56)          36
--------------------------------------------------------------------------
Total                                    13,863      13,039          824
--------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction              930       1,247         (317)
deposits
  Savings deposits                           38          33            5
  Time deposits                           2,431       2,394           37
  Other borrowings                        1,290         851          439
  Subordinated debenture                  2,271       2,258           13
--------------------------------------------------------------------------
Total                                     6,960       6,783          177
--------------------------------------------------------------------------
  Tax-equivalent net interest             6,903    $  6,256     $    647
revenue
 Change in tax-equivalent adjustment         71
--------------------------------------------------------------------------
Net interest revenue                 $    6,974
--------------------------------------------------------------------------
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Since inception, BOK Financial has completed acquisitions which were accounted for under the purchase method of accounting. The purchase method results in recording goodwill and other identifiable intangible assets which are amortized as noncash charges into operating expense in future years. This is in contrast to the pooling of interest method of accounting, which is only applicable in certain limited circumstances. The pooling of interests method does not result in the recording of goodwill or other intangible assets. Since the amortization of goodwill and other intangible assets does not result in a current period cash expense, the economic value to shareholders under either accounting method is essentially the same. Operating results excluding the impact of these intangible assets are summarized below:


================================================================================
  TABLE  2 - TANGIBLE OPERATING RESULTS
              (Dollars in Thousands Except Share Data)
                                                -------------------------------
                                                       Three months ended
                                                -------------------------------
                                                  March 31,       March 31,
                                                     1998            1997
                                                --------------- ---------------
  Net income                                    $     16,313    $     15,347
  After-tax impact of amortization
    of intangible assets                               2,072           1,524
--------------------------------------------------------------- ---------------
  Tangible net income                           $     18,385    $     16,871
--------------------------------------------------------------- ---------------
  Tangible net income per diluted share         $         0.73  $         0.68
--------------------------------------------------------------- ---------------
  Average tangible shareholders' equity         $   377,114     $   318,422
  Return on tangible shareholders' equity             19.77%          21.49%
--------------------------------------------------------------- ---------------
  Average tangible assets                        $5,487,243      $4,728,769
  Return on tangible assets                            1.36%           1.45%
--------------------------------------------------------------- ---------------

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.65% for the first quarter of 1998 compared to 3.58% for the first quarter of 1997. This increase was due primarily to a 12 basis point yield improvement on loans. Commercial and commercial real estate loans increased to 72% of the total loan portfolio for the first quarter of 1998 compared to 69% for the first quarter of 1997 while residential mortgage loans decreased to 10% of total loans from 12% for the same periods. This change in the composition of the loan portfolio caused the overall yield to increase since commercial and commercial real estate loans generally have a higher yield than residential mortgage loans. The increase in yield on average earning assets was partially offset by a 5 basis point increase in the cost of average interest bearing liabilities. The composition of interest bearing liabilities shifted toward a greater percentage of borrowed funds in the first quarter of 1998 compared to the first quarter of 1997. Most notably, subordinated debt, which had a 6.36% cost of funds represented 3.5% of interest bearing liabilities for the first quarter of 1998 compared to 0.2% for the same period of 1997.

Since inception, BOK Financial has generally followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and to invest in securities. Although this strategy frequently results in a net interest margin which falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the first quarter of 1998, this strategy resulted in a 41 basis point decrease in net interest margin. However, this strategy contributed $2.9 million to net interest revenue. As more fully discussed in the Market Risk section, management employs various techniques designed to control, within established parameters, the interest rate and liquidity risk inherent in this strategy.

 Other operating revenue increased $10.3 million or 33.9% compared to the same quarter of 1997. Total fees and commissions, which are included in other operating revenue, increased $7.8 million or 26.7%. All categories of fee income showed increases over the first quarter of 1997. Most notably, mortgage banking revenue increased $2.4 million due to a $1.5 million increase in mortgage servicing fees and an $845 thousand increase in secondary marketing income. Loans serviced by BOK Mortgage, a division of BOk, totaled $7.0 billion at March 31, 1998. Additionally, trust fees and transaction card revenue increased $1.6 million and $1.5 million, respectively. Other operating revenue also included gains on student loans of $1.4 million for the first quarter of 1998 compared to $1.1 million for the first quarter of 1997, and a $2.5 million gain on securities sales in the first quarter of 1998.

=========================================================================================================================
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)

                                                                        Three Months Ended
                                          -------------------------------------------------------------------------------
                                              March 31,       Dec. 31,        Sept. 30,        June 30,       March 31,
                                                1998            1997            1997             1997            1997
                                          -------------------------------------------------------------------------------
Brokerage and trading revenue              $    3,131      $    2,565      $    2,522       $    2,229      $     2,240
Transaction card revenue                        5,540           4,828           5,770            4,742            3,999
Trust fees and commissions                      6,884           6,528           6,405            5,851            5,278
Service charges and fees
  on deposit accounts                           7,638           7,570           7,255            7,112            6,714
Mortgage banking revenue                        9,321           9,411           8,416            7,460            6,948
Leasing revenue                                 1,661           1,522           1,566            1,512            1,261
Other revenue                                   2,685           3,198           1,546            2,614            2,655
-------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                   36,860          35,622          33,480           31,520           29,095
-------------------------------------------------------------------------------------------------------------------------
Gain on student loan sales                      1,415              99              26               91            1,095
Gain (loss) on securities                       2,512          (2,200)            809             (200)             262
-------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue            $   40,787      $   33,521      $   34,315       $   31,411      $    30,452
==========================================================================================================================

Other operating expenses for the first quarter of 1998 increased $15.5 million or 37.1% compared to the first quarter of 1997. Notable large or non-recurring expenses affected the first quarter of 1998, including business promotion expenses for the contribution of stock with a cost of $2.3 million (market value at the time of donation was $5.0 million) to the Bank of Oklahoma Foundation and a provision of $3.0 million for impairment of mortgage servicing rights due to falling interest rates. Excluding these items and excluding net OREO gains, operating expenses increased $9.9 million or 23.4%.

Personnel costs increased $5.5 million due to increased staffing, normal compensation increases and increased incentive compensation. Staffing on a full-time equivalent ("FTE") basis increased by 243 employees while average compensation per FTE increased by 9.8%. These changes reflect the addition of several senior level positions in both the lending and operations areas as well as related support staff in the second half of 1997. Incentive compensation, which varies directly with revenue increased $1.2 million to $2.6 million for the quarter.

Net occupancy, equipment and data processing expenses increased $894 thousand or 10.7% due primarily to a $796 thousand increase in data processing costs. A significant portion of BOK Financial's data processing is outsourced to third party providers. The cost of these services are directly related to the volume of transactions processed. Mortgage banking costs increased $1.8 million or 42.8% due to increased amortization of capitalized servicing rights and a greater volume of loan originations.

=====================================================================================================================
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)

                                                                       Three Months Ended
                                  -----------------------------------------------------------------------------------
                                      March 31,       Dec. 31,        Sept. 30,        June 30,         March 31,
                                        1998            1997            1997             1997              1997
                                  -----------------------------------------------------------------------------------
Personnel                          $    24,829    $     24,811    $    22,475      $     21,148     $     19,294
Business promotion                       1,897           2,450          2,067             2,190            1,950
Contribution of stock to BOK
   Charitable Foundation                 2,257           3,638              -                 -                -
Professional fees/services               1,596           2,123          1,579             1,571            1,496
Net occupancy, equipment
  and data processing                    9,214          10,426          8,618             8,250            8,320
FDIC and other insurance                   310             258            374               328              333
Printing, postage and supplies           2,047           2,220          1,817             1,921            1,825
Net gains and operating
  expenses on repossessed assets           (55)         (1,553)        (1,662)             (222)            (412)
Amortization of intangible
  assets                                 2,302           2,336          2,362             2,398            1,728
Mortgage banking costs                   6,023           6,137          5,202             4,412            4,217
Provision for impairment of
   mortgage servicing rights             3,000           4,100              -                 -                -
Other expense                            3,773           4,331          3,888             3,447            2,975
---------------------------------------------------------------------------------------------------------------------
  Total                            $    57,193    $     61,277    $    46,720      $     45,443     $     41,726
=====================================================================================================================

The efficiency ratio, the ratio of other operating expenses, excluding net gains on real estate sales and the previously discussed large or non-recurring transactions, to tax-equivalent net interest revenue and other operating revenue, excluding securities gains and losses was 62.9% for the first quarter of 1998 compared to 62.3% for the first quarter of 1997.

=====================================================================================================================
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                                                    Three Months Ended
                                      -------------------------------------------------------------------------------
                                           March 31,      Dec. 31,       Sept. 30,       June 30,        March 31,
                                             1998           1997            1997           1997            1997
                                      -------------------------------------------------------------------------------

Total other operating expense          $    57,193    $    61,277     $    46,720     $    45,443    $     41,726
Contribution of stock to BOk
  Charitable Foundation                     (2,257)        (3,638)              -               -               -
Provision for impairment of mortgage
  servicing rights                          (3,000)        (4,100)              -               -               -
Net gains and operating costs from
   repossessed assets                           55          1,553           1,662             222             412
---------------------------------------------------------------------------------------------------------------------
  Total                                $    51,991    $    55,092     $    48,382     $    45,665    $     42,138
=====================================================================================================================

RISK ELEMENTS

The aggregate loan portfolio at March 31, 1998 increased $71 million to $2.8 billion during the first quarter of 1998. Commercial and commercial real estate loans increased $70 million and $24 million, respectively. These included increases for Bank of Texas, NA of $18 million for commercial loans and $15 million for commercial real estate loans. Consumer loans decreased $49 million due to the sale of student loans during the quarter.

BOK Financial has achieved some geographic diversification through acquisitions and expansion into Northwest Arkansas, North Texas and New Mexico. However, the majority of commercial and consumer loans are to businesses and individuals in Oklahoma. This geographic concentration subjects the loans portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by the primary industry of the borrowers are presented in Table 6.

=====================================================================================================================
TABLE 6 - LOANS
(In thousands)

                                         March 31,       Dec. 31,        Sept. 30,       June 30,        March 31,
                                           1998            1997            1997            1997             1997
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     324,052   $      332,770   $     333,347  $      281,801   $    255,975
  Manufacturing                            222,385          201,918         185,795         170,052        160,160
  Wholesale/retail                         250,702          242,156         255,768         265,547        256,154
  Agricultural                             159,324          151,525         155,052         142,908        129,619
  Services                                 473,684          465,317         416,871         381,452        352,996
  Other commercial and industrial          139,516          105,714         168,028         186,065        171,178
Commercial real estate:
  Construction and land development        123,412          102,800          79,275          74,595         67,143
  Multifamily                               95,335          100,422         110,340         115,188        123,118
  Other real estate loans                  283,329          274,579         258,280         244,944        227,881
Residential mortgage:
  Secured by 1-4 family
    residential properties                 404,481          419,139         414,050         423,123        426,956
  Residential mortgages held for           118,777           78,669         103,300          79,438         67,192
sale
Consumer                                   241,299          290,084         289,892         264,130        261,241
---------------------------------------------------------------------------------------------------------------------
  Total                              $   2,836,296   $    2,765,093   $   2,769,998  $    2,629,243   $  2,499,613
=====================================================================================================================

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At March 31, 1998, loans totaling $52 million were assigned to the substandard risk category and loans totaling $84 million were assigned to the special mention risk category, compared to $57 million and $68 million, respectively, at December 31, 1997. The increase in special mention loans is due primarily to one borrower incurring losses on activities outside of the normal scope of their operations. Management does not expect to incur any losses on this loan based upon information currently available.


=====================================================================================================================
TABLE 7 - NONPERFORMING ASSETS
(In thousands)

                                                  March 31,     Dec. 31,     Sept. 30,     June 30,      March 31,
                                                    1998          1997          1997         1997           1997
                                             ------------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                  $    12,556    $    12,717  $    16,103  $    16,556   $    13,624
   Commercial real estate                            2,824          2,960        3,854        3,721         2,910
   Residential mortgage                              2,243          2,441        2,512        2,641         2,969
   Consumer                                          1,192            649          713          776           751
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                          18,815         18,767       23,182       23,694        20,254
  Loans past due (90 days) (1)                      18,330         18,178       20,551       17,976        17,838
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans (1)                    37,145         36,945       43,733       41,670        38,092
---------------------------------------------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate                             2,297          2,395        2,503        2,594         2,710
  Other                                              3,069          2,863        2,684        2,970         3,381
---------------------------------------------------------------------------------------------------------------------
     Total other nonperforming assets                5,366          5,258        5,187        5,564         6,091
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                    $    42,511    $    42,203  $    48,920  $    47,234   $    44,183
=====================================================================================================================
Ratios:
 Reserve for loan losses to
  nonperforming loans                              147.63%        143.73%      119.80%      119.68%       127.37%
 Nonperforming loans (1) to
  period-end loans (2)                               1.37           1.38         1.64         1.63          1.57
---------------------------------------------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government                        $    16,006    $    14,468  $    16,010  $    15,538   $    15,083
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $55 million at March 31, 1998, compared to $53 million at December 31, 1997. This represents 2.02% and 1.98% of total loans, excluding loans held for sale, at March 31, 1998 and December 31, 1997, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 8 presents statistical information regarding the reserve for loan losses.

===================================================================================================================
TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                 Three Months Ended
                                  ---------------------------------------------------------------------------------
                                       March 31,      Dec. 31,       Sept. 30,        June 30,        March 31,
                                         1998           1997            1997            1997             1997
                                  ---------------------------------------------------------------------------------
Beginning balance                  $      53,101  $      52,393   $      49,871   $      48,517   $      45,148
 Loans charged-off:
  Commercial                                 172          1,852           1,179             288              24
  Commercial real estate                       -            441             194               5              58
  Residential mortgage                        50            269              91              34              15
  Consumer                                 1,305          1,464           1,051           1,095           1,143
-------------------------------------------------------------------------------------------------------------------
  Total                                    1,527          4,026           2,515           1,422           1,240
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                120            611           1,004             547             367
   Commercial real estate                    161             69             393             341             148
   Residential mortgage                       82            119             325              53              64
   Consumer                                  432            435             315             335             479
-------------------------------------------------------------------------------------------------------------------
    Total                                    795          1,234           2,037           1,276           1,058
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                        732          2,792             478             146             182
(recoveries)
 Provision for loan losses                 2,470          3,500           3,000           1,500           1,026
 Addition due to acquisition                   -              -               -               -           2,525
-------------------------------------------------------------------------------------------------------------------
Ending balance                     $      54,839  $      53,101   $      52,393   $      49,871   $      48,517
===================================================================================================================
 Reserve to loans outstanding
  at period-end(1)                          2.02           1.98            1.96            1.96            1.99
 Net loan losses (recoveries)
  (annualized) to average loans (1)         0.10           0.14            0.07            0.02            0.03
-------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the reserve for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the reserve for loan losses. These provisions totaled $2.5 million for the first quarter of 1998 and $1.0 million for the first quarter of 1997. The increased provision reflected management's assessment of increased risk of loan losses due primarily to continued growth in the loan portfolio and in criticized assets, geographic expansion of BOK Financial's market area to include North Texas and New Mexico, and an expectation that economic activities will moderate in BOK Financial's primary market areas.

At March 31, 1998, other assets included $22.8 million of natural gas compression and other equipment which is being leased to various customers by entities in which BOK Capital Services Corporation, as subsidiary of BOK Financial, is a general partner. The terms of these leases are generally shorter than the estimated useful lives of the equipment. Therefore, as each lease expires, there is a risk that the remaining net book value of the equipment may not be recovered based upon market conditions and re-leasing opportunities at that time.


Market Risk

Market risk is a broad term related to the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices. Additionally, the financial instruments subject to market risk can be classified either as held for trading or held for purposes other than trading.

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading. The effect of other changes, such as foreign exchange rates, commodity prices or equity prices, is not material to BOK Financial nor is the effect of market risk on financial instruments held for trading purposes. The responsibility for managing market risk rests with the Asset/Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates to +/- 10%, establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly. At March 31, 1998, BOK Financial is within all guidelines established under these policies.

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used assuming expected interest rates over the next twelve months based upon both a "most likely" rate scenario and on two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing and the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At March 31, 1998, this modeling indicated interest rate sensitivity as follows (dollars in thousands):

                                      200 bp            200 bp           Most
                                     increase          decrease         Likely
Anticipated impact over the
  next twelve months compared
  to a constant interest rate
  scenario
      Net interest revenue          $   2,491        $   ( 3,130)       $ ( 736)
                                         1.3%              (1.6%)         (0.4%)
      Net income                    $   5,075        $   (26,987)       $  (410)
                                         6.7%             (35.6%)         (0.5%)
      Economic value of equity      $ ( 9,092)       $   ( 7,780)       $ 4,717
                                        (1.3%)             (1.0%)          0.7%

The estimated changes in interest rates on net interest revenue or economic value of equity is not projected to be significant within the +/- 200 basis point range of assumptions. However, this modeling indicated that under the 200 basis point decrease scenario, the after-tax value of BOK Financial's capitalized mortgage loan servicing rights would decrease by $25.1 million. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require that the decreased value of mortgage loan servicing rights be charged to earnings while the increased value of available for sale securities be credited to shareholders' equity. The result is a projected decrease in net income of $27.0 million or 35.6% compared to projected net income assuming no changes in interest rates.

The simulation is based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue, net income or economic value of equity or precisely predict the impact of higher or lower interest rates on net interest revenue, net income or economic value of equity. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Subsequent to March 31, 1998, BOK Financial implemented a program which uses futures contracts and call and put options (collectively "derivative instruments") to hedge against the risk of loss on capitalized mortgage servicing rights. The intent of this program is to reduce, through market value increases on the derivative instruments, the estimated pre-tax risk of loss assuming a 50 basis point decrease in interest rates from approximately $15 million to approximately $5 million. While this program is expected to reduce the risk of loss on capitalized mortgage servicing rights in a falling interest rate environment, it limits the increase in market value of the capitalized mortgage servicing rights in a rising rate environment. Management estimates that a 50 basis point increase in interest rates would result a $9.4 million decrease in the market value of the derivative instruments compared to a $7.9 million increase in the fair value of the capitalized mortgage servicing rights.


================================================================================
TABLE 9 - INTEREST RATE SWAPS
(In thousands)
                         Notional           Pay                     Receive
                          Amount            Rate                      Rate
                      ----------------------------------------------------------
Expiration:
  1998                    63,000     5.63 - 5.94% (1)           6.64 - 7.96%
  1999                    22,000      5.63 - 5.94 (1)          6.80 - 7.68
  2006                    16,500           7.26                         5.65 (1)
  2007                   100,000           5.69 (1)         6.75 - 6.80
  2007                    10,000           7.47                         5.69 (1)
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.


BOK Financial uses interest rate swaps, an of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. During the first quarter of 1998, income from these swaps exceeded the cost of the swaps by $533 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------
TABLE 10 - CAPITAL RATIOS
                                March 31, Dec. 31,  Sept. 30, June 30, March 31,
                                  1998      1997      1997      1997      1997
                              --------------------------------------------------
Average shareholders' equity
  to average assets              8.00%     8.13%      7.76%     7.33%      7.70%
Risk-based capital:
  Tier 1 capital                  9.47      9.49       8.93      9.00      8.96
  Total capital                  14.47     14.69      14.08     10.75     10.81
Leverage                          6.81      6.81       6.53      6.26      6.34


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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1997 Form 10-K to the Securities and Exchange Commission which contains audited financial statements.

================================================================================
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                          1998           1997
                                                         ------------ ----------
Interest Revenue
Loans                                                 $   60,737   $    51,355
Taxable securities                                        27,235        22,567
Tax-exempt securities                                      3,918         4,119
-------------------------------------------------------- ------------ ----------
   Total securities                                       31,153        26,686
-------------------------------------------------------- ------------ ----------
Trading securities                                           163            58
Funds sold                                                   691           711
-------------------------------------------------------- ------------ ----------
   Total interest revenue                                 92,744        78,810
-------------------------------------------------------- ------------ ----------
Interest Expense
Deposits                                                  33,383        29,984
Other borrowings                                          14,958        13,668
Subordinated debenture                                     2,367            96
-------------------------------------------------------- ------------ ----------
   Total interest expense                                 50,708        43,748
-------------------------------------------------------- ------------ ----------
Net Interest Revenue                                      42,036        35,062
Provision for Loan Losses                                  2,470         1,026
-------------------------------------------------------- ------------ ----------
Net Interest Revenue After
  Provision for Loan Losses                               39,566        34,036
-------------------------------------------------------- ------------ ----------
Other Operating Revenue
Brokerage and trading revenue                              3,131         2,240
Transaction card revenue                                   5,540         3,999
Trust fees and commissions                                 6,884         5,278
Service charges and fees on deposit accounts               7,638         6,714
Mortgage banking revenue, net                              9,321         6,948
Leasing revenue                                            1,661         1,261
Other revenue                                              2,685         2,655
-------------------------------------------------------- ------------ ----------
Total Fees and Commissions                                36,860        29,095
-------------------------------------------------------- ------------ ----------
Gain on sale of student loans                              1,415         1,095
Gain on securities                                         2,512           262
-------------------------------------------------------- ------------ ----------
  Total Other Operating Revenue                           40,787        30,452
-------------------------------------------------------- ------------ ----------
Other Operating Expense
Personnel                                                 24,829        19,294
Business promotion                                         1,897         1,950
Contribution of stock to Bank of Oklahoma Foundation       2,257             -
Professional fees and services                             1,596         1,496
Net occupancy, equipment & data processing                 9,214         8,320
FDIC and other insurance                                     310           333
Printing, postage and supplies                             2,047         1,825
Net gains and operating expenses
  of repossessed assets                                      (55)         (412)
Amortization of intangible assets                          2,302         1,728
Mortgage banking costs                                     6,023         4,217
Provision for impairment of mortgage
  servicing rights                                         3,000             -
Other expense                                              3,773         2,975
-------------------------------------------------------- ------------ ----------
Total Other Operating Expense                             57,193        41,726
-------------------------------------------------------- ------------ ----------
Income Before Taxes                                       23,160        22,762
Federal and state income tax                               6,847         7,415
-------------------------------------------------------- ------------ ----------
Net Income                                            $   16,313   $    15,347
-------------------------------------------------------- ------------ ----------
Earnings Per Share:
Net Income
   Basic                                              $      .73   $       .69
-------------------------------------------------------- ------------ ----------
   Diluted                                            $      .65   $       .61
-------------------------------------------------------- ------------ ----------
Average Shares Used in Computation:
   Basic                                               21,922,372   21,850,055
--------------------------------------------------------------------------------
    Diluted                                            25,177,435   24,958,334
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

====================================================================================================================
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                            March 31,       December 31,        March 31,
                                                               1998             1997               1997
                                                           ---------------------------------------------------
ASSETS
Cash and due from banks                                  $    410,369   $    371,321    $    342,913
Funds sold                                                      5,450         18,005          76,387
Trading securities                                             19,027          4,999           3,887
Securities:
  Available for sale                                        1,873,390      1,749,411       1,787,637
  Investment (fair value:  March 31, 1998 - $222,545;
    December 31, 1997 -$214,125;
    March 31, 1997 - $202,325 )                               221,825        213,111         202,750
--------------------------------------------------------------------------------------------------------
    Total securities                                        2,095,215      1,962,522       1,990,387
--------------------------------------------------------------------------------------------------------
Loans                                                       2,836,296      2,765,093       2,499,613
Less reserve for loan losses                                   54,839         53,101          48,517
--------------------------------------------------------------------------------------------------------
  Net loans                                                 2,781,457      2,711,992       2,451,096
--------------------------------------------------------------------------------------------------------
Premises and equipment, net                                    58,109         65,478          62,039
Accrued revenue receivable                                     53,019         50,754          49,566
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: March  31, 1998 - $41,884;
  December 31, 1997 - $39,582;
  March 31, 1997 - $22,991)                                    65,494         67,796          74,926
Mortgage servicing rights                                      80,274         83,890          67,005
Real estate and other repossessed assets                        5,366          5,258           6,091
Other assets                                                   58,887         57,627          60,215
--------------------------------------------------------------------------------------------------------
Total assets                                             $  5,632,667   $  5,399,642    $  5,184,512
--------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                      $    978,490   $    881,029    $    822,984
Interest-bearing deposits:
  Transaction                                               1,159,160      1,124,288       1,046,562
  Savings                                                     113,172        106,900         112,292
  Time                                                      1,768,552      1,615,862       1,616,860
--------------------------------------------------------------------------------------------------------
    Total deposits                                          4,019,374      3,728,079       3,598,698
--------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                  614,534        631,815         802,990
Other borrowings                                              345,602        394,087         325,530
Subordinated debenture                                        148,388        148,356          20,000
Accrued interest, taxes and expense                            41,217         39,998          50,332
Other liabilities                                              14,917         21,830          15,786
--------------------------------------------------------------------------------------------------------
    Total liabilities                                       5,184,032      4,964,165       4,813,336
--------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                    23             23              23
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  March 31, 1998 - 22,010,110;  December 31, 1997
  -  21,975,747; March 31, 1997 - 21,193,453)                       1              1               1
Capital surplus                                               209,750        208,327         176,982
Retained earnings                                             234,567        218,629         197,864
Treasury stock (shares at cost: March 31,1998 -
111,409; December 31, 1997 - 66,377; March 31, 1997-           (4,410)        (2,190)           (844)
30,512)
Unrealized gain (loss) on securities available for sale         8,708         10,691          (2,845)
Less notes receivable from exercise of stock options               (4)            (4)             (5)
--------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                448,635        435,477         371,176
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $  5,632,667   $  5,399,642    $  5,184,512
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS EQUITY
(In Thousands)

                                                  Accumulated
             Preferred Stock   Common     Stock      Other      Capital   Retained  Treasury  Stock         Notes
            --------------------------------------Comprehensive                --------------------
               Shares  Amount    Shares   Amount     Income      Surplus   Earnings    Shares   Amount    Receivable    Total
            -------------------------------------------------------------------------------------------------------------------

Balances at December
  31, 1996    250,000   $  23    21,149  $    1     $  1,472    $176,093  $ 182,892       17   $ (428)       $  (87) $ 359,966
Comprehensive Income:
  Net income       -        -         -        -           -           -     15,347        -        -             -     15,347
  Other comprehensive income,
    net of tax:
    Unrealized gains(losses)
    on securities available
    for sale (1)   -        -         -        -      (4,317)          -          -        -        -             -     (4,317)
                                                                                                                        -------
  Comprehensive income                                                                                                  11,030
                                                                                                                        -------
Exercise of stock
  options          -        -        25        -          -          469          -       14     (416)            -         53
Payments on stock option
  notes receivable -        -         -        -          -            -          -        -        -            82         82
Preferred dividends paid
 in shares of
  common stock     -        -        17        -          -          375       (375)       -        -             -           -
Director retainer
  shares           -        -         2        -          -           45          -        -        -             -          45
--------------------------------------------------------------------------------------------------------------------------------
Balance at March
  31, 1997   250,000   $   23    21,193   $    1    $ (2,845)   $176,982   $197,864       31   $ (844)    $      (5)  $ 371,176
================================================================================================================================

Balances at December
  31, 1997   250,000   $   23    21,976   $    1    $ 10,691    $208,327   $218,629      66   $(2,190)    $      (4)  $ 435,477
Comprehensive Income:
  Net income       -        -         -        -                       -     16,313       -         -             -      16,313
  Other comprehensive income,
    net of tax:
    Unrealized gains(losses)
    on securities available
    for sale (1)   -        -         -        -      (1,983)          -          -        -        -             -      (1,983)
                                                                                                                         -------
  Comprehensive income                                                                                                   14,330
                                                                                                                         -------
Plan Exercise of
  stock options    -        -        23        -           -         973          -       8      (346)           -         627
Payments on stock option
  notes receivable -        -         -        -           -           -          -       -         -            -           -
Preferred dividends
  paid in shares of
  common stock     -        -         9        -           -         375       (375)      -         -            -           -
Director retainer
  shares           -        -         2        -           -          75          -       -         -            -          75
Treasury stock
  purchase         -        -         -        -           -           -          -      37    (1,874)           -      (1,874)
--------------------------------------------------------------------------------------------------------------------------------
Balances at March
  31, 1998    250,000   $  23    22,010   $    1     $ 8,708    $209,750   $234,567     111    $(4,410)       $ (4)  $ 448,635
================================================================================================================================

                                        March 31, 1998     March 31, 1997
                                        -----------------------------------
(1) Reclassification adjustments:
    Unrealized gain(loss) on available
      for sale securities                  $    (214)         $  (4,140)
    Less:  reclassification adjustment
       for gains realized included in
       net income, net of tax                  1,769                177
                                        ----------------------------------
    Net unrealized losses on securities    $  (1,983)         $  (4,317)
                                        ===================================

See accompanying notes to consolidated financial statements.

================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                             Three Months Ended
                                                                   March 31,
                                                           ---------------------
                                                               1998       1997
                                                           ---------------------
Cash Flow From Operating Activities:
Net income                                                 $   16,313  $ 15,347
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan and repossessed real estate losses         2,470     1,026
  Depreciation and amortization                                 9,193     6,577
  Valuation adjustment of intangible assets                     3,000         -
  Net amortization of  security discounts and premiums            364       790
  Contribution of stock to Bank of Oklahoma Foundation          2,257         -
  Net gain on sale of assets                                   (5,590)   (2,339)
  Mortgage loans originated for resale                       (221,621) (180,488)
  Proceeds from sale of mortgage loans held for resale        183,078   209,336
  (Increase) decrease in trading securities                   (14,028)    2,567
  (Increase) decrease in accrued revenue receivable            (2,264)    2,071
  Increase in other assets                                     (1,142)   (4,312)
  Increase in accrued interest, taxes and expense               1,401     5,568
  Decrease in other liabilities                                (2,302)     (304)
--------------------------------------------------------------------------------
Net cash provided (used) by operating activities              (28,871)   55,839
--------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities             7,364     4,822
  Proceeds from maturities of available for sale securities    97,875    59,084
  Purchases of investment securities                          (16,894)   (9,187)
  Purchases of available for sale securities                 (690,995) (317,023)
  Proceeds from sales of available for sale securities        466,935    75,508
  Loans originated or acquired net or principal collected     (85,115)    2,748
  Proceeds from disposition of assets                          63,737     2,978
  Purchases of assets                                         (11,900)   20,239)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                          -    (1,240)
--------------------------------------------------------------------------------
  Net cash used by investing activities                      (168,993) (202,549)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase (decrease) in demand deposits, transaction
    deposits, money market deposits, and savings accounts     138,605    (4,053)
  Net increase in certificates of deposit                     152,690       406
  Net increase (decrease) in other borrowings                 (65,766)  181,926
  Issuance of subordinated debenture                                -    20,000
  Purchase of treasury stock                                   (1,874)        -
  Issuance of preferred, common and treasury stock, net           702        98
  Payments on stock option notes receivable                         -        82
--------------------------------------------------------------------------------
Net cash provided by financing activities                     224,357   198,459
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      26,493    51,749
Cash and cash equivalents at beginning of period              389,326   367,551
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  415,819  $419,300
--------------------------------------------------------------------------------

Cash paid for interest                                     $   49,503  $ 42,118
--------------------------------------------------------------------------------
Cash paid for taxes                                        $      353  $    385
--------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                       $      701  $    694
--------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock       $      375  $    375
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., and Bank of Texas, N.A.. Certain prior period balances have been reclassified to conform with the current period presentation.

Hedging of Mortgage Servicing Rights

BOK Financial enters into futures contracts and call and put options on futures contracts to hedge against the risk of loss on mortgage servicing rights due to accelerated loan prepayments during periods of falling interest rates. Contracts on underlying securities which are expected to have a duration similar to that of the mortgage servicing portfolio, such as 10-year U.S. Treasury notes, are used for these hedges. The combination of contracts selected is based upon an analysis of the expected range of market value changes over a probable range of interest rates to achieve a high degree of correlation between changes in the fair value of the mortgage servicing rights and changes in the market value of the contracts. These contracts are designated as hedges on the trade date. Transaction fees are charged to expense as mortgage banking costs when incurred. Premiums paid or received on option contracts are deferred and amortized against mortgage banking costs over the life of the options. Both unrealized and realized gains and losses on futures contracts and option contracts are deferred as part of the capitalized mortgage servicing rights. These deferred gains and losses are amortized over the life of the loan servicing portfolio. These unamortized deferred gains and losses are included with the cost of the servicing rights when determining whether an allowance for impairment of the servicing rights is required. Changes in the fair value of the contracts and changes in the market value of the mortgage servicing rights are reviewed at least monthly to determine whether a high degree of correlation exists on a statistically valid basis. If correlation criteria are not met, the contracts are no longer accounted for as a hedge. In such circumstances, any remaining unamortized deferred gains or losses are recognized in current income.

(2) MORTGAGE BANKING ACTIVITIES

At March 31, 1998, BOk owned the rights to service 92,319 mortgage loans with outstanding principal balances of $7.0 billion, including $189 million serviced for BOk. The weighted average interest rate and remaining term was 7.67% and 284 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the three months ending March 31, 1998 is as follows:

                                                    Capitalized Mortgage Servicing Rights
                               -------------------------------------------------------------------
                                                                            Valuation
                                 Purchased       Originated      Total      Allowance       Net
                               ---------------- ----------- ------------- ------------------------
Balance at December 31, 1997   $   78,961     $    9,929    $  88,890    $   (5,000)   $   83,890
Additions                             622          2,734        3,356             -         3,356
Amortization expense               (3,495)          (477)      (3,972)            -        (3,972)
Provision for impairment                -              -            -        (3,000)       (3,000)
Impairment charge-off              (2,296)             -       (2,296)        2,296             -
---------------------------------------------------------------------------------------------------
Balance at
    March 31, 1998             $   73,792     $   12,186    $  85,978    $   (5,704)   $   80,274
===================================================================================================
Estimated fair value of Mortgage
  servicing rights (1)         $   74,515     $   14,905    $  89,420                 $    89,420
===================================================================================================

(1) Excludes approximately $15.2 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the three months ending March 31, 1998 resulted in gains and losses as follows (in thousands):

        Proceeds                          $   466,935
        Gross realized gains                    3,157
        Gross realized losses                     645
        Related federal and state
           income tax expense                     743

 (4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                                               Three Months Ended
                                                                    --------------------------------------
                                                                       March 31, 1998    March 31, 1997
                                                                    --------------------------------------
Numerator:
   Net income                                                       $       16,313      $       15,347
   Preferred stock dividends                                                 (375)               (375)
----------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                                        15,938              14,972
----------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                                  375                 375
----------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common stockholders after assumed conversion                  $       16,313      $       15,347
==========================================================================================================
Denominator:
   Denominator for basic earnings per share -weighted average shares    21,922,372          21,850,055
   Effect of dilutive securities:
     Employee stock options                                                356,877             210,093
     Convertible preferred stock                                         2,898,186           2,898,186
----------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                         3,255,063           3,108,279
----------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                      25,177,435          24,958,334
==========================================================================================================
Basic earnings per share                                                     $0.73               $0.69
==========================================================================================================
Diluted earnings per share                                                   $0.65               $0.61
==========================================================================================================

(5)  COMPREHENSIVE INCOME

As of January 1, 1998, BOK Financial adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available for sale securities be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. The components of comprehensive income are disclosed in the Consolidated Statement of Changes in Shareholders' Equity.

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
                                                                         For Three months ended



                                        --------------------------------------------------------------------------------------
                                                       March 31, 1998                             December 31, 1997
                                        -------------------------------------------     --------------------------------------
                                             Average         Revenue/     Yield         Average         Revenue/     Yield
                                             Balance        Expense(1)    /Rate         Balance        Expense(1)    /Rate
                                        --------------------------------------------------------------------------------------
Assets
  Taxable securities                     $    1,772,971  $    27,235         6.19%  $    1,562,455  $    24,408        6.20%
  Tax-exempt securities(1)                      328,735        6,248         7.44          331,793        6,666         7.97
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          2,101,706       33,483         6.43        1,894,238       31,074         6.51
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             11,774          163         5.87            6,203           93         5.95
  Funds sold                                     47,050          691         5.91           53,964          724         5.32
  Loans(2)                                    2,822,147       60,737         8.76        2,764,436       60,924         8.74
    Less reserve for loan losses                 54,164            -            -           53,180            -            -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       2,767,983       60,737         8.93        2,711,256       60,924         8.92
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      4,928,513       95,074         7.85        4,665,661       92,815         7.89
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         625,863                                    618,039
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $    5,554,376                             $    5,283,700
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                   $    1,145,221        8,917         3.08   $    1,102,144        8,466         3.05
  Savings deposits                              109,560          602         2.21          106,207          596         2.23
  Other time deposits                         1,739,816       23,864         5.56        1,582,538       22,037         5.52
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          2,994,597       33,383         4.45        2,790,889       31,099         4.42
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            1,051,724       14,958         5.89        1,050,545       15,169         5.73
  Subordinated debenture                        148,374        2,367        6.36           148,334        2,439        6.52
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       4,194,695       50,708         4.91        3,989,768       48,707         4.84
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               858,340                                    783,508
  Other liabilities                              57,095                                     80,763
  Shareholders' equity                          444,246                                    429,661
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' Equity                 $    5,554,376                             $    5,283,700
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)                     44,366         2.94                        44,108          3.05
  Tax-Equivalent Net Interest  Revenue (1)
     To Earning Assets                                                       3.65                                       3.75
   Less tax-equivalent adjustment (1)                          2,330                                      2,396
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          42,036                                     41,712
Provision for loan losses                                      2,470                                      3,500
Other operating revenue                                       40,787                                     33,521
Other operating expense                                       57,193                                     61,277
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           23,160                                     10,456
Federal and state income tax                                   6,847                                     (6,362)
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    16,313                                $    16,818
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Primary                                              $      0.73                                $      0.75
------------------------------------------------------------------------------------------------------------------------------
    Fully Diluted                                        $      0.65                                $      0.67
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are forcomparative purposes.
(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.

======================================================================================================================

                                          For Three months ended
----------------------------------------------------------------------------------------------------------------------
             September 30, 1997                        June 30, 1997                         March 31, 1997
----------------------------------------------------------------------------------------------------------------------
      Average      Revenue/     Yield        Average        Revenue/     Yield          Average    Revenue/    Yield
      Balance     Expense(1)    /Rate        Balance       Expense(1)    /Rate          Balance   Expense(1)   /Rate
----------------------------------------------------------------------------------------------------------------------

  $    1,560,418  $  24,354       6.19%  $    1,634,264  $    25,793       6.33%  $   1,484,137 $    22,861     6.25%
         360,461      6,764       7.44          344,558        6,572       7.65         339,542       6,135     7.33
----------------------------------------------------------------------------------------------------------------------
       1,920,879     31,118        6.43       1,978,822       32,365        6.56      1,823,679      28,996     6.45
----------------------------------------------------------------------------------------------------------------------
           3,583         53        5.87           5,552           83        6.00          3,790          58     6.21
          49,645        740        5.91          57,072          817        5.74         50,967         711     5.66
       2,676,237     59,063        8.76       2,535,264       55,850        8.84      2,414,234      51,446     8.64
          51,165                  -              49,164                    -             46,771           -       -
                          -                                        -
----------------------------------------------------------------------------------------------------------------------
       2,625,072     59,063        8.93       2,486,100       55,850        9.01      2,367,463      51,446     8.81
----------------------------------------------------------------------------------------------------------------------
       4,599,179     90,974        7.85       4,527,546       89,115        7.89      4,245,899      81,211     7.76
----------------------------------------------------------------------------------------------------------------------
         590,260                                576,578                                 532,386
----------------------------------------------------------------------------------------------------------------------
  $    5,189,439                         $    5,104,124                           $   4,778,285
----------------------------------------------------------------------------------------------------------------------


  $    1,067,895      8,290        3.08  $    1,032,622        8,348        3.24  $     988,110       7,987     3.28
         108,104        603        2.21         109,349          604        2.22        103,542         564     2.21
       1,533,191     21,489        5.56       1,576,211       21,625        5.50      1,565,153      21,433     5.55
----------------------------------------------------------------------------------------------------------------------
       2,709,190     30,382        4.45       2,718,182       30,577        4.51      2,656,805      29,984     4.58
----------------------------------------------------------------------------------------------------------------------
       1,159,005     17,203        5.89       1,151,971       16,700        5.81        990,944      13,668     5.59
          81,395      1,305       6.36           20,000          326       6.45           6,000          96     6.40
----------------------------------------------------------------------------------------------------------------------
       3,949,590     48,890        4.91       3,890,153       47,603        4.91      3,653,749      43,748     4.86
----------------------------------------------------------------------------------------------------------------------
         761,578                                776,405                                 688,440
          75,732                                 63,664                                  68,159
         402,539                                373,902                                 367,937
----------------------------------------------------------------------------------------------------------------------
  $    5,189,439                         $    5,104,124                           $   4,778,285
----------------------------------------------------------------------------------------------------------------------
                     42,084        2.94                       41,512        2.98                     37,463     2.90

                                   3.63                                     3.68                                3.58
                      2,426                                    2,344                                  2,401
----------------------------------------------------------------------------------------------------------------------
                     39,658                                   39,168                                 35,062
                      3,000                                    1,500                                  1,026
                     34,315                                   31,411                                 30,452
                     46,720                                   45,443                                 41,726
----------------------------------------------------------------------------------------------------------------------
                     24,253                                   23,636                                 22,762
                      7,857                                    7,572                                  7,415
----------------------------------------------------------------------------------------------------------------------
                $    16,396                              $    16,064                            $    15,347
----------------------------------------------------------------------------------------------------------------------


                $      0.73                              $      0.72                            $      0.69
----------------------------------------------------------------------------------------------------------------------
                $      0.65                              $      0.64                            $      0.61
----------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:
               No. 27  Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended March 31, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BOK FINANCIAL CORPORATION
                                                     ---------------------------
                                                    (Registrant)



Date: May 14, 1998                                  /s/ James A. White
     ----------------------                         ----------------------------
                                                    James A. White
                                                    Executive Vice President and
                                                    Chief Financial Officer