Form 10-Q
period 1998-06-30
BOK FINANCIAL CORP ET AL
filed 1998-08-14
CIK 875357

As filed with the Securities and Exchange Commission on August 14, 1998
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1998
                           Commission File No. 0-19341


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,863,898 shares of common stock ($.00006 par value) as of July 31, 1998.
--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 1998

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                          2
      Report of Management on Consolidated
            Financial Statements                                    11
      Consolidated Statements of Earnings                           12
      Consolidated Balance Sheets                                   13
      Consolidated Statements of Changes
            in Shareholders' Equity                                 14
      Consolidated Statements of Cash Flows                         15
      Notes to Consolidated Financial Statements                    16
      Financial Summaries - Unaudited                               18

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                      21

Signature                                                           21

MANAGEMENT'S DISCUSSION AND ANALYSIS

HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $20.4 million or $0.81 per diluted common share for the second quarter of 1998 compared to $16.1 million or $0.64 per diluted common share for the second quarter of 1997. Returns on average assets and equity were 1.50% and 17.99%, respectively, compared to returns on average assets and equity of 1.26% and 17.23%, respectively, for the second quarter of 1997.

Year to date net income and earnings per diluted common share were $36.8 million or $1.46, respectively for 1998 compared to $31.4 million or $1.26, respectively, for the same period of 1997. Returns on average assets and equity were 1.35% and 16.47%, respectively, for 1998 compared to returns on average assets and equity of 1.28% and 17.08%, respectively, for 1997.

The increase in net income for the second quarter of 1998 was due to increases of $9.4 million or 29.8% in fees and commissions revenue and $5.3 million or 13.5% in net interest revenue. Additionally, securities gains totaled $3.3 million for the second quarter of 1998 compared to securities losses of $200 thousand in the second quarter of 1997. These increases were partially offset by increases of $8.4 million or 18.4% in operating expenses and $2.5 million in provision for loan losses.

On July 27, 1998, BOK Financial announced an agreement to purchase 17 banking offices in New Mexico from Bank of America, N.A., including 15 offices in Albuquerque. This acquisition, which will add approximately $500 million of deposits and $167 million of loans, is expected to be completed during the fourth quarter of 1998, subject to regulatory approval.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $46.8 million for the second quarter of 1998 compared to $41.5 million for the second quarter of 1997, an increase of $5.3 million or 12.7%. Net interest revenue for second quarter of 1998 included $1.5 million from the non-recurring collection of foregone interest. This amount has been excluded from the subsequent discussion of changes in net interest revenue and net interest margin. Average earning assets increased by $278 million, including an increase in average loans of $303 million, partially offset by decreases in average securities and funds sold of $14 million and $19 million, respectively. Interest bearing liabilities increased $146 million, primarily due to increases in time deposits of $142 million and interest bearing transaction accounts of $152 million, partially offset by a $150 million decrease in borrowed funds. Demand deposits and shareholders' equity, which are additional sources of funding asset growth, increased $119 million and $82 million, respectively. The growth in average earning assets in excess of the growth in interest bearing liabilities contributed $5.0 million to the increase in net interest revenue.

Year to date, net interest revenue increased by $12.2 million compared to 1997. Excluding the non-recurring collection of foregone interest in 1998, this represented a 14.6% increase in net interest revenue due primarily to the growth of earning assets in excess of the growth in interest bearing liabilities.

---------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                                  Three months ended                      Six months ended
                                                  June 30, 1998/1997                     June 30, 1998/1997
                                          ---------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                                      ------------------------               ------------------------
                                                                      Yield                                  Yield
                                             Change      Volume       /Rate         Change       Volume      /Rate
                                          ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $(1,073)  $   (305)    $  (768)       $  3,413    $  3,917      $  (504)
  Trading securities                             179        216         (37)            284         333          (49)
  Loans                                        5,754      6,621        (867)         15,045      15,370         (325)
  Funds sold                                    (246)      (285)         39            (266)       (339)          73
---------------------------------------------------------------------------------------------------------------------
Total                                          4,614      6,247      (1,633)         18,476      19,281         (805)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits          920      1,211        (291)          1,850       2,457         (607)
  Savings deposits                                13         10           3              51          43            8
  Time deposits                                2,015      1,948          67           4,446       4,340          106
  Other borrowings                            (4,294)    (3,994)       (300)         (3,005)     (3,115)         110
  Subordinated debenture                       2,138      2,113          25           4,409       4,394           15
---------------------------------------------------------------------------------------------------------------------
Total                                            792      1,288        (496)          7,751       8,119         (368)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue
    before nonrecurring foregone interest      3,822   $  4,959   $  (1,137)      $  10,725  $   11,162      $  (437)
  Non-recurring foregone interest              1,468                                  1,468
 Change in tax-equivalent adjustment              (6)                                   (77)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   5,296                              $  12,270
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield are allocated to both  volume and yield/rate on an equal basis.

Since inception, BOK Financial has completed acquisitions which were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as noncash charges in future years into operating expense. This is in contrast to the "pooling of interest" method, which is only applicable in certain limited circumstances. The pooling of interests method does not result in the recording of goodwill or other intangible assets. Since the amortization of goodwill and other intangible assets does not result in a current period cash expense, the economic value to shareholders under either accounting method is essentially the same. Operating results excluding the impact of these intangible assets are summarized below:

-------------------------------------------------------------------------------
TABLE  2 - TANGIBLE OPERATING RESULTS
           (Dollars in Thousands Except Share Data)----------------------------
                                                        Six months ended
                                                -------------------------------
                                                   June 30,        June 30,
                                                     1998            1997
                                                --------------- ---------------
  Net income                                    $     36,751    $     31,411
  After-tax impact of amortization of
     intangible assets                                  4,114           3,748
--------------------------------------------------------------- ---------------
  Tangible net income                           $     40,865    $     35,159
--------------------------------------------------------------- ---------------

  Tangible net income per diluted share         $         1.62  $         1.41
--------------------------------------------------------------- ---------------

  Average tangible shareholders' equity         $   383,917     $   309,279
  Return on tangible shareholders' equity             21.46%          22.92%
--------------------------------------------------------------- ---------------

  Average tangible assets                        $5,436,885      $4,880,443
  Return on tangible assets                            1.52%           1.45%
--------------------------------------------------------------- ---------------

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.78% for the second quarter of 1998 compared to 3.68% for the second quarter of 1997. The yield on earning assets decreased 7 basis points to 7.82% due primarily to decreases in yields on loans and securities. Average loans, which generally are the highest yielding category of earning assets, increased to 57.9% of total earning assets for the second quarter of 1998 compared to 54.9% in the second quarter of 1997. This change in the composition of earning assets partially offset the decreases in yields on loans and securities. At the same time, the cost of interest bearing liabilities decreased 10 basis points to 4.81%. The cost of interest bearing deposits and other borrowings decreased by 5 basis points and 11 basis points, respectively while the cost of subordinated debt increased by 21 basis points. Average deposits, which generally are the lowest costing category of interest bearing liabilities increased to 74.7% of total interest bearing liabilities for the second quarter of 1998 compared to 69.9% for the second quarter of 1997. This shift in the mix of interest bearing liabilities also contributed to the decrease in the cost of funds. Additionally, an increase in the total non-interest bearing funding sources, primarily demand deposits and capital, contributed 7 basis points to the increase in net interest margin.

Since inception in 1990, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and to invest in securities. Although this strategy frequently results in a net interest margin which falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the second quarter of 1998, this strategy resulted in a 37 basis point decrease in net interest margin. However, this strategy contributed $2.3 million to net interest revenue. As more fully discussed in the Market Risk section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy.

Other operating revenue increased $12.9 million or 41.2% compared to the same quarter of 1997. Total fees and commissions, which are included in other operating revenue, increased $9.4 million or 29.8%. All categories of fee income showed increases over the first quarter of 1997. Most notably, mortgage banking revenue increased $3.5 million due to a $1.2 million increase in mortgage servicing fees and a $2.3 million increase in secondary marketing income. Declining mortgage interest rates over the first half of 1998 has significantly increased the mortgage loan refinancing activity. This refinancing activity had a positive effect on earnings through gains on loans sold in the secondary market. However, the refinancing activity had a negative effect on earnings through increased amortization expense and, potentially, increased impairment risk on capitalized mortgage loan servicing rights. Loans serviced by BOK Mortgage, a division of BOk, totaled $6.8 billion at June 30, 1998. Additionally, trust fees and brokerage and trading revenue each increased $1.8 million. Other operating revenue also included gains on securities sales of $3.3 million in the second quarter of 1998 compared to net losses on securities sales of $200 thousand for the second quarter of 1997. The security sales in the second quarter 1998 were made principally to position the investment portfolio to perform better in a declining rate environment.

-------------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)

                                                                        Three Months Ended
                                          -------------------------------------------------------------------------------
                                              June 30,        March 31,       Dec. 31,         Sept. 30,       June 30,
                                                1998            1998            1997             1997            1997
                                          -------------------------------------------------------------------------------

Brokerage and trading revenue              $    4,051      $    3,131      $    2,565       $    2,522      $    2,229
Transaction card revenue                        6,010           5,540           4,828            5,770           4,742
Trust fees and commissions                      7,654           6,884           6,528            6,405           5,851
Service charges and fees
  on deposit accounts                           7,440           7,638           7,570            7,255           7,112
Mortgage banking revenue                       10,940           9,321           9,411            8,416           7,460
Leasing revenue                                 1,804           1,661           1,522            1,566           1,512
Other revenue                                   3,017           2,685           3,198            1,546           2,614
-------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                   40,916          36,860          35,622           33,480          31,520
-------------------------------------------------------------------------------------------------------------------------
Gain on student loan sales                        119           1,415              99               26              91
Gain (loss) on securities                       3,320           2,512           (2,200)          809             (200)
-------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue            $   44,355      $   40,787      $   33,521       $   34,315      $   31,411
-------------------------------------------------------------------------------------------------------------------------

Year to date, other operating revenue increased $23.3 million or 37.6%. This included an increase of $17.2 million or 28.3% in fee and commission revenue due to increases in all categories of other operating revenue.

Other operating expenses for the second quarter of 1998 increased $8.4 million or 18.4% compared to the second quarter of 1997. Excluding the effects of significant or non-recurring items as shown in Table 5, operating expenses increased $9.5 million or 20.7%. Personnel costs increased $4.6 million due to increased staffing, normal compensation increases and increased incentive compensation. Staffing on a full-time equivalent ("FTE") basis increased by 213 employees while average compensation per FTE increased by 7.2%. These changes reflect the addition of several senior level positions in both the lending and operations areas as well as related support staff in the second half of 1997. Incentive compensation, which varies directly with revenue increased $1.2 million to $2.9 million for the quarter. Occupancy, equipment and data processing costs increased $2.3 million or 28.4%, which included increases of $1.0 million in net occupancy costs and $1.3 million in data processing costs.
The  increase in occupancy  costs was due  primarily  to the  conversion  of BOK
Financial's ownership in its Oklahoma City headquarters building from a controlling interest to a limited interest. This change caused the entity which owns the building to no longer be consolidated in the financial statements of BOK Financial. A significant portion of BOK Financial's data processing is outsourced to third parties, therefore, data processing costs are directly related to the volume of transactions processed. Mortgage banking costs increased $1.9 million or 42.6% due to increased amortization of capitalized servicing rights and a greater volume of loans originated.

---------------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)

                                                                       Three Months Ended
                                  -----------------------------------------------------------------------------------
                                       June 30,       March 31,       Dec. 31,         Sept. 30,         June 30,
                                        1998            1998            1997             1997              1997
                                  -----------------------------------------------------------------------------------

Personnel                         $     25,715    $    24,829     $     24,811     $    22,475      $     21,148
Business promotion                       1,662          1,897            2,450           2,067             2,190
Contribution of stock to BOK
   Charitable Foundation                     -          2,257            3,638               -                 -
Professional fees/services               2,308          1,596            2,123           1,579             1,571
Net occupancy, equipment
  and data processing                   10,594          9,214           10,426           8,618             8,250
FDIC and other insurance                   345            310              258             374               328
Printing, postage and supplies           2,223          2,047            2,220           1,817             1,921
Net gains and operating
  expenses on repossessed assets          (315)           (55)          (1,553)         (1,662)             (222)
Amortization of intangible
  assets                                 2,272          2,302            2,336           2,362             2,398
Mortgage banking costs                   6,290          6,023            6,137           5,202             4,412
Provision for impairment of
   mortgage servicing rights            (1,000)         3,000            4,100               -                 -
Other expense                            3,710          3,773            4,331           3,888             3,447
---------------------------------------------------------------------------------------------------------------------
  Total                            $    53,804    $    57,193     $     61,277     $    46,720      $     45,443
---------------------------------------------------------------------------------------------------------------------

During the second quarter of 1998, BOK Financial implemented a program which uses futures contracts, call options and put options to hedge against the effect of changes in interest rates on the value of the mortgage servicing portfolio. This program resulted in net realized gains of $580 thousand and net unrealized gains of $1.6 million, which are recorded as reductions to the carrying value of the hedged mortgage servicing rights. As a result of these reductions in the carrying value of mortgage servicing rights, the valuation allowance associated with the mortgage servicing rights was reduced by $1.0 million. The effect of the hedging program on the risk of loss on the mortgage servicing portfolio due to changes in interest rates is discussed in the Market Risk section of this report.

The efficiency ratio, the ratio of other operating expenses, excluding net gains on real estate sales and the previously discussed large or non-recurring transactions, to tax-equivalent net interest revenue and other operating revenue, excluding securities gains and losses was 62.8% for the second quarter of 1998 compared to 62.5% for the second quarter of 1997.

Year to date, operating expenses increased $23.8 million or 27.3%. Excluding significant or non-recurring items, operating expenses increased $19.3 million or 22.0% due to the same factors which contributed to the quarterly increases.

---------------------------------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                                                    Three Months Ended
                                      -------------------------------------------------------------------------------
                                           June 30,       March 31,       Dec. 31,       Sept. 30,       June 30,
                                             1998           1998            1997           1997            1997
                                      -------------------------------------------------------------------------------

Total other operating expense          $    53,804    $    57,193     $    61,277     $    46,720    $    45,443
Contribution of stock to BOk
  Charitable Foundation                          -         (2,257)         (3,638)              -              -
Provision for impairment of mortgage
  Servicing rights                           1,000         (3,000)         (4,100)              -              -
Net gains and operating costs from
   repossessed assets                          315             55           1,553           1,662            222
---------------------------------------------------------------------------------------------------------------------
  Total                                $    55,119    $    51,991     $    55,092     $    48,382    $    45,665
---------------------------------------------------------------------------------------------------------------------

RISK ELEMENTS

The aggregate loan portfolio at June 30, 1998 increased $47 million to $2.9 billion during the second quarter of 1998. Commercial loans increased $12 million and commercial real estate loans increased $63 million, respectively, while residential mortgage loans decreased $34 million. The aggregate growth in the loan portfolio during the second quarter of 1998 included increases for Bank of Texas, N.A. of $26 million.

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

---------------------------------------------------------------------------------------------------------------------
TABLE 6 - LOANS
(In thousands)

                                         June 30,        March 31,       Dec. 31,       Sept. 30,         June 30,
                                           1998            1998            1997            1997             1997
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     315,051   $     324,052    $      332,770 $     333,347    $      281,801
  Manufacturing                            223,540         222,385           201,918       185,795           170,052
  Wholesale/retail                         275,544         250,702           242,156       255,768           265,547
  Agricultural                             133,148         159,324           151,525       155,052           142,908
  Services                                 496,347         473,684           465,317       416,871           381,452
  Other commercial and industrial          138,278         139,516           105,714       168,028           186,065
Commercial real estate:
  Construction and land development        139,323         123,412           102,800        79,275            74,595
  Multifamily                              115,821          95,335           100,422       110,340           115,188
  Other real estate loans                  310,417         283,329           274,579       258,280           244,944
Residential mortgage:
  Secured by 1-4 family
    residential properties                 390,765         404,481           419,139       414,050           423,123
  Residential mortgages held for            98,912         118,777            78,669       103,300            79,438
sale
Consumer                                   245,722         241,299           290,084       289,892           264,130
---------------------------------------------------------------------------------------------------------------------
  Total                              $   2,882,868   $   2,836,296    $    2,765,093 $   2,769,998    $    2,629,243
---------------------------------------------------------------------------------------------------------------------

Nonperforming assets totaled $41.9 million at June 30, 1998, a decrease of $618 thousand from March 31, 1998. Nonaccrual loans decreased $4.1 million due primarily to the payoff of two loans previously reported as nonaccruing partially offset by a $3.2 million increase in loans past due over 90 days which are still accruing interest.

---------------------------------------------------------------------------------------------------------------------
TABLE 7 - NONPERFORMING ASSETS
(In thousands)

                                                  June 30,      March 31,     Dec. 31,    Sept. 30,       June 30,
                                                    1998          1998          1997         1997           1997
                                             ------------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                  $     9,045    $    12,556  $    12,717  $    16,103   $    16,556
   Commercial real estate                            2,473          2,824        2,960        3,854         3,721
   Residential mortgage                              2,072          2,243        2,441        2,512         2,641
   Consumer                                          1,145          1,192          649          713           776
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                          14,735         18,815       18,767       23,182        23,694
  Loans past due (90 days) (1)                      21,568         18,330       18,178       20,551        17,976
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans (1)                    36,303         37,145       36,945       43,733        41,670
---------------------------------------------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate                             4,515          2,297        2,395        2,503         2,594
  Other                                              1,075          3,069        2,863        2,684         2,970
---------------------------------------------------------------------------------------------------------------------
     Total other nonperforming assets                5,590          5,366        5,258        5,187         5,564
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                    $    41,893    $    42,511  $    42,203  $    48,920   $    47,234
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                              159.17%        147.63%      143.73%      119.80%       119.68%
 Nonperforming loans (1) to
  period-end loans (2)                               1.30           1.37         1.38         1.64          1.63
---------------------------------------------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    guaranteed by agencies of
    the U.S. government                        $    17,387    $    16,006  $    14,468  $    16,010   $    15,538
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

BOK Financial monitors loan performance on a portfolio and individual loans basis. Nonperforming loans are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At June 30, 1998, loans totaling $76 million were assigned to the substandard risk category and loans totaling $58 million were assigned to the special mention risk category, compared to $52 million and $84 million, respectively, at March 31, 1998. The increase in substandard loans was generally limited to the agriculture and energy segments of the loan portfolio. The decrease in special mention loans reflects one previously criticized loan which paid-off during the second quarter and another which was reclassified to substandard.

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $58 million at June 30, 1998, compared to $55 million at March 31,1998 and $53 million at December 31, 1997. This represented 2.08%, 2.02% and 1.98% of total loans, excluding loans held for sale, at June 30, 1998, March 31, 1998 and December 31, 1997, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 8 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                  ---------------------------------------------------------------------------------
                                       June 30,       March 31,       Dec. 31,       Sept. 30,         June 30,
                                         1998           1998            1997            1997             1997
                                  ---------------------------------------------------------------------------------
Beginning balance                  $      54,839  $      53,101   $      52,393   $      49,871   $      48,517
 Loans charged-off:
  Commercial                               1,339            172           1,852           1,179             288
  Commercial real estate                      92              -             441             194               5
  Residential mortgage                        19             50             269              91              34
  Consumer                                   845          1,305           1,464           1,051           1,095
-------------------------------------------------------------------------------------------------------------------
  Total                                    2,295          1,527           4,026           2,515           1,422
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                534            120             611           1,004             547
   Commercial real estate                    170            161              69             393             341
   Residential mortgage                       80             82             119             325              53
   Consumer                                  501            432             435             315             335
-------------------------------------------------------------------------------------------------------------------
    Total                                  1,285            795           1,234           2,037           1,276
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                      1,010            732           2,792             478             146
 Provision for loan losses                 3,953          2,470           3,500           3,000           1,500
-------------------------------------------------------------------------------------------------------------------
Ending balance                     $      57,782  $      54,839   $      53,101   $      52,393   $      49,871
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                          2.08           2.02            1.98            1.96            1.96
 Net loan losses (annualized)
  to average loans (1)                       .14           0.10            0.14            0.07            0.02
-------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the reserve for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the reserve for loan losses. These provisions totaled $4.0 million for the second quarter of 1998 and $1.5 million for the second quarter of 1997. The increased provision reflected management's assessment of increased risk of loan losses due primarily to continued growth in the loan portfolio and in criticized assets, concern about the effect of severe drought conditions in southern and western Oklahoma on the state's economy, geographic expansion of BOK Financial's market area to include North Texas and New Mexico, and an expectation that the pace of economic activity will moderate in BOK Financial's primary market areas.

At June 30, 1998, other assets included $28.2 million of natural gas compression and other equipment which is being leased to various customers by entities in which a subsidiary of BOK Financial is a general partner. The terms of these leases are generally much shorter than the estimated useful lives of the equipment. Therefore, as each lease expires, there is a risk that the remaining net book value of the equipment may not be recovered based upon market conditions and re-leasing opportunities at that time.

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading. The effect of other changes, such as foreign exchange rates, commodity prices or equity prices, is not material to BOK Financial nor is the effect of market risk on financial instruments held for trading purposes. The responsibility for managing market risk rests with the Asset/Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates to +/- 10%, establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly. At June 30, 1998, BOK Financial is within all guidelines established under these policies.

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used assuming expected interest rates over the next twelve months based upon both a "most likely" rate scenario and on two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing and the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At June 30, 1998, this modeling indicated interest rate sensitivity as follows:
                                      200 bp           200 bp           Most
                                     increase         decrease         Likely
                                     --------         --------         -------
Anticipated impact over the
  next twelve months compared
  to a constant interest rate
  scenario
      Net interest revenue           $  3,869        $  ( 4,932)      $  ( 782)
                                         1.9%             (2.5%)         (0.4%)
      Net income                     $  5,174        $  (24,704)       $  (514)
                                         6.3%            (30.2%)         (0.6%)
      Economic value of equity       $ (3,663)       $   (2,704)       $ 2,970
                                        (0.5%)             0.4%           0.4%

The estimated changes in interest rates on net interest revenue or economic value of equity is not projected to be significant within the +/- 200 basis point range of assumptions. However, this modeling indicated that under the 200 basis point decrease scenario, the after-tax value of BOK Financial's capitalized mortgage loan servicing rights would decrease by $21.5 million, excluding the effect of the mortgage servicing hedge program which is discussed subsequently. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require that the decreased value of mortgage loan servicing rights be charged to earnings while the increased value of available for sale securities be credited to shareholders' equity. The result is a projected decrease in net income of $24.7 million or 30.2% compared to projected net income assuming no changes in interest rates.

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

During the second quarter of 1998, BOK Financial implemented a program which uses futures contracts and call and put options (collectively "derivative instruments") to hedge against the risk of loss on capitalized mortgage servicing rights. The intent of this program is to reduce the pre-tax risk of loss which would result from a 50 basis point decrease in interest rates from approximately $18.5 million to approximately $5.3 million through market value increases on the derivative instruments. While this program is expected to significantly reduce the risk of loss on capitalized mortgage servicing rights in a falling interest rate environment, it adds risk in a rising rate environment. Management estimates that a 50 basis point increase in interest rates would result a $12.6 million decrease in the market value of the derivative instruments compared to a $14.0 million increase in the fair value of the capitalized mortgage servicing rights. Management believes that an analysis of the effect of 50 basis point changes in interest rates on the value of the mortgage servicing portfolio and related derivative instruments is more useful in monitoring risk due to the dynamic hedging strategy employed and the increased probability of interest rate changes within this range.

-------------------------------------------------------------------------------
TABLE 9 - INTEREST RATE SWAPS
(In thousands)

                    Notional                 Pay                     Receive
                     Amount                 Rate                      Rate
               -----------------------------------------------------------------
Expiration:
  1998               65,000           6.11 - 6.83% (1)             6.80 - 7.96%
  1999               22,000            6.21 - 7.30 (1)             6.80 - 7.68
  2002                7,660                6.21                    5.66 (1)
  2003                9,200             5.83 - 5.99                5.66 (1)
  2004                9,004                5.92                    5.66 (1)
  2006               16,500                 7.26                     5.66 (1)
  2007              100,000                 5.66 (1)            6.75 - 6.80
  2007               10,000                 7.47                     5.66 (1)
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. During the second quarter of 1998, income from these swaps exceeded the cost of the swaps by $360 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors.

--------------------------------------------------------------------------------
TABLE 10 - CAPITAL RATIOS
                             June 30,  March 31,  Dec. 31,  Sept. 30,  June 30,
                               1998      1998        1997     1997        1997
                            ----------------------------------------------------
Average shareholders' equity
  to average assets           8.18%     8.00%       8.13%     7.76%     7.33%
Risk-based capital:
  Tier 1 capital               9.35      9.47        9.49      8.93      9.00
  Total capital               14.15     14.47       14.69     14.08     10.75
Leverage                       7.24      6.81        6.81      6.53      6.26


YEAR 2000 CONSIDERATIONS

The Year 2000 issue, in general, is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or to engage in similar normal business activities.

The Federal Financial Institution Examination Council ("FFIEC") provides regulatory guidance on BOK Financial's and other financial institutions' Year 2000 compliance and has outlined five phases to effectively manage the Year 2000 issues. The phases are: Awareness; Assessment; Renovation; Validation; and Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. BOK Financial is currently within the FFIEC guidelines. BOK Financial, at the present time, expects to have substantially all of its critical outsourced systems renovated by December 31, 1998, with the remaining critical outsourced systems renovated by February 28, 1999. Additionally, BOK Financial expects to have all critical internal systems renovated by December 31, 1998.

Assisting in BOK Financial's Year 2000 effort are the Year 2000 Oversight Committee, comprised of various members of executive management, as well as a Year 2000 Project Team, which includes representatives from BOK Financial's major business units. Both groups meet on a regular basis to monitor and discuss continuing Year 2000 developments. The Board of Directors recognizes the importance of and supports these Year 2000 initiatives.

Substantially all critical applications are run by outsourced providers of data processing services. These processors have been contacted and are providing current compliance status reports for their respective hardware and software systems. BOK Financial's core processing systems are outsourced to FiServ Solutions, Inc. ("FiServ"), based in Milwaukee, Wisconsin. FiServ is an international data processing company which specializes in financial institution data processing and is subject to regulatory requirements imposed upon bank data processors. BOK Financial currently receives monthly updates from FiServ to ensure progress towards completion of the Year 2000 compliance process. Testing of these systems will be conducted from August, 1998 through December, 1998 as renovations are completed. BOK Financial personnel are members of FiServ's customer advisory committee and will directly participate in the testing of these applications. FiServ has stated that it will complete the renovation of all of its systems and place the renovated systems into production by December 31, 1998.

BOK Financial's trust accounting systems are outsourced to M&I Data Services ("M&I)", based in Milwaukee, Wisconsin. Proxy testing of the M&I trust accounting system was conducted in June, 1998 by members of M&I's staff. The test procedures and results were subject to review by the M&I Advisory Board, which included a BOK Financial representative. The results of this testing have been analyzed and accepted as satisfactory by BOK Financial's management.

BOK Financial is developing remediation contingency plans to address Year 2000 issues related to BOK Financial's internal systems and the systems of its vendors. It has also initiated communication with large customers to determine what steps they have undertaken to ensure they are prepared for Year 2000. This effort has enabled BOK Financial to adopt contingency plans related to the possible effects of the Year 2000 issue on the credit risk of its borrowers, liquidity needs and other factors.

BOK Financial expects to invest approximately $12 million in computer systems upgrades during 1998, including $2 million directly related to the Year 2000 issue. The majority of computer systems upgrades have been planned in the normal course of business for competitive reasons, although compliance with Year 2000 issues is a factor in determining the timing of such upgrades. Substantially all of the planned investments will be completed during 1998. These investments are in addition to upgrades for Year 2000 compliance by outside processors which provide services to BOK Financial. During 1997, BOK Financial invested $5.2 million in computer systems upgrades with minimal expenditures directly related to the Year 2000 issue. Based upon the anticipated expenditures, management believes that the costs of the Year 2000 compliance efforts will not materially affect BOK Financial's results of operations, liquidity or capital resources.

The foregoing forward-looking statements, including the costs of addressing the Year 2000 issue and the dates upon which compliance will be attained, reflect management's current assessment and estimates with respect to BOK Financial's Year 2000 compliance effort. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of BOK Financial. Some of these factors include, but are not limited to, third party modification plans, availability of technological and monetary resources, representations by vendors and counter parties, technological advances, economic considerations and consumer perceptions. BOK Financial's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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

------------------------------------------------------------------- ------------- -- ------------- -- --------------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                              ------------------------- -----------------------------
                                                  1998          1997        1998           1997
                                              ------------- ----------- ------------- ---------------
Interest Revenue
Loans                                      $    62,935   $    55,843   $   123,549    $   107,199
Taxable securities                              25,119        25,793        52,353         48,361
Tax-exempt securities                            3,972         4,235         8,014          8,353
--------------------------------------------- ------------- ------------------------- ---------------
   Total securities                             29,091        30,028        60,367         56,714
--------------------------------------------- ------------- ------------------------- ---------------
Trading securities                                 262            83           425            141
Funds sold                                         571           817         1,262          1,528
--------------------------------------------- ------------- ------------------------- ---------------
   Total interest revenue                       92,859        86,771       185,603        165,582
--------------------------------------------- ------------- ------------------------- ---------------
Interest Expense
Deposits                                        33,525        30,577        66,908         60,561
Other borrowings                                12,406        16,700        27,364         30,369
Subordinated debenture                           2,464           326         4,831            422
--------------------------------------------- ------------- ------------------------- ---------------
   Total interest expense                       48,395        47,603        99,103         91,352
--------------------------------------------- ------------- ------------------------- ---------------
Net Interest Revenue                            44,464        39,168        86,500         74,230
Provision for Loan Losses                        3,953         1,500         6,423          2,526
--------------------------------------------- ------------- ------------------------- ---------------
Net Interest Revenue After
Provision for Loan Losses                       40,511        37,668        80,077         71,704
--------------------------------------------- ------------- ------------------------- ---------------
Other Operating Revenue
Brokerage and trading revenue                    4,051         2,229         7,182          4,469
Transaction card revenue                         6,010         4,742        11,550          8,742
Trust fees and commissions                       7,654         5,851        14,538         11,129
Service charges and fees on deposit              7,440         7,112        15,078         13,826
accounts
Mortgage banking revenue, net                   10,940         7,460        20,261         14,408
Leasing revenue                                  1,804         1,512         3,465          2,773
Other revenue                                    3,017         2,614         5,702          5,269
--------------------------------------------- ------------- ------------------------- ---------------
Total fees and commissions revenue              40,916        31,520        77,776         60,616
--------------------------------------------- ------------- ------------------------- ---------------
Gain on sale of student loans                      119            91         1,534          1,185
Securities gains (losses), net                   3,320          (200)        5,832             62
--------------------------------------------- ------------- ------------------------- ---------------
Total other operating revenue                   44,355        31,411        85,142         61,863
--------------------------------------------- ------------- ------------------------- ---------------
Other Operating Expense
Personnel                                       25,715        21,148        50,544         40,442
Business promotion                               1,662         2,190         3,559          4,140
Contribution of stock to BOk
   Charitable     Foundation                         -             -         2,257              -
Professional fees and services                   2,308         1,571         3,904          3,067
Net occupancy, equipment & data processing      10,594         8,250        19,808         16,570
FDIC and other insurance                           345           328           655            661
Printing, postage and supplies                   2,223         1,921         4,270          3,746
Net(gains) losses, and operating
expenses of repossessed assets                    (315)         (222)         (370)          (634)
Amortization of intangible assets                2,272         2,398         4,574          4,126
Mortgage banking costs                           6,290         4,412        12,313          8,629
Provision for impairment of mortgage
   servicing rights                             (1,000)            -         2,000              -
Other expense                                    3,710         3,447         7,483          6,422
--------------------------------------------- ------------- ------------------------- ---------------
Total Other Operating Expense                   53,804        45,443       110,997         87,169
--------------------------------------------- ------------- ------------------------- ---------------
Income Before Taxes                             31,062        23,636        54,222         46,398
Federal and state income tax                    10,624         7,572        17,471         14,987
--------------------------------------------- ------------- ------------------------- ---------------
Net Income                                 $    20,438   $    16,064   $    36,751    $    31,411
--------------------------------------------- ------------- ------------------------- ---------------
Earnings Per Share:
Net Income
   Basic                                   $       .92   $       .72   $     1.64     $     1.40
--------------------------------------------- ------------- ------------------------- ---------------
   Diluted                                 $       .81   $       .64   $     1.46     $     1.26
--------------------------------------------- ------------- ------------------------- ---------------
Average Shares Used in Computation:
   Basic                                    21,884,404    21,867,658    21,907,776     21,863,437
------------------------------------------------------------------------------------- ---------------
   Diluted                                  25,153,332    25,016,362    25,169,772     24,991,929
------------------------------------------------------------------------------------- ---------------
See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                           June 30,        December 31,        June 30,
                                                              1998             1997               1997
                                                          ---------------------------------------------------
ASSETS
Cash and due from banks                                 $      444,055   $      371,321    $      373,533
Funds sold                                                      29,025           18,005            78,432
Trading securities                                              29,240            4,999             5,974
Securities:
  Available for sale                                         1,801,601        1,749,411         1,713,075
  Investment (fair value:  June 30, 1998 -
    $222,159; December 31, 1997 -$214,125;
    June 30, 1997 - $202,272 )                                 222,038          213,111           202,716
-------------------------------------------------------------------------------------------------------------
    Total securities                                         2,023,639        1,962,522         1,915,791
-------------------------------------------------------------------------------------------------------------
Loans                                                        2,882,868        2,765,093         2,629,243
Less reserve for loan losses                                    57,782           53,101            49,871
-------------------------------------------------------------------------------------------------------------
  Net loans                                                  2,825,086        2,711,992         2,579,372
-------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                     59,830           65,478            61,173
Accrued revenue receivable                                      55,366           50,754            50,635
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: June 30, 1998 - $44,156;
  December 31, 1997 - $39,582;
  June 30, 1997 - $34,884)                                      66,953           67,796            72,501
Mortgage servicing rights                                       79,545           83,890            74,583
Real estate and other repossessed assets                         5,665            5,258             5,564
Other assets                                                    86,108           57,627            74,612
-------------------------------------------------------------------------------------------------------------
Total assets                                            $    5,704,512   $    5,399,642    $    5,292,170
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                     $      937,162   $      881,029    $      881,829
Interest-bearing deposits:
  Transaction                                                1,167,944        1,124,288         1,017,113
  Savings                                                      110,820          106,900           108,502
  Time                                                       1,698,266        1,615,862         1,538,865
-------------------------------------------------------------------------------------------------------------
    Total deposits                                           3,914,192        3,728,079         3,546,309
-------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  Agreements                                                   758,055          631,815           786,314
Other borrowings                                               339,417          394,087           480,981
Subordinated debenture                                         148,371          148,356            20,000
Accrued interest, taxes and expense                             46,726           39,998            47,017
Other liabilities                                               32,481           21,830            22,089
-------------------------------------------------------------------------------------------------------------
    Total liabilities                                        5,239,242        4,964,165         4,902,710
-------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                     23               23                23
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  June 30, 1998 - 22,036,016;  December 31, 1997
  -  21,975,747; June 30, 1997 - 21,234,185)                         1                1                 1
Capital surplus                                                210,557          208,327           177,951
Retained earnings                                              254,629          218,629           213,553
Treasury stock (shares at cost: June 30, 1998 - 178,751;
  December 31, 1997 - 66,377;  June 30, 1997 - 40,451)          (7,826)          (2,190)           (1,181)
Unrealized gain (loss) on securities available for sale          7,890           10,691              (882)
Less notes receivable from exercise of stock options                (4)              (4)               (5)
-------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                 465,270          435,477           389,460
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $    5,704,512   $    5,399,642    $    5,292,170
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS EQUITY
(In Thousands)

                                                  Accumulated
                   Preferred Stock      Common Stock      Other                           Treasury Stock
                   ----------------    -------------- Comprehensive Capital   Retained   ---------------       Notes
                     Shares  Amount    Shares   Amount   Income     Surplus   Earnings   Shares   Amount    Receivable     Total
                   -----------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1996  250,000   $ 23      21,149     $1     $1,472   $176,093  $ 182,892      17  $ (428)       $  (87)    $ 359,966
Comprehensive
income:
  Net income              -      -           -      -          -          -     31,411       -       -             -        31,411
  Other Comprehensive
   income, net of tax:
    Unrealized gains(loss)
      on securities available
      for sale(1)         -       -          -       -    (2,354)         -          -       -       -             -        (2,354)
                                                                                                                        -----------
   Comprehensive income                                                                                                     29,057
                                                                                                                        -----------
Exercise of stock
  options                 -       -         44       -         -        833          -      24    (753)            -            80
Issuance of common stock
  to Thrift Plan          -       -          5       -         -        169          -       -       -             -           169
Payments on stock option
  notes receivable        -       -          -       -         -          -          -       -       -            82            82
Preferred dividends paid
  in shares of common
  stock                   -       -         32       -         -        750       (750)      -       -             -             -
Director retainer
  shares                  -       -          4       -         -        106          -       -       -             -           106
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
 June 30, 1997      250,000   $  23     21,234   $    1    $(882)  $177,951    $213,553     41 $ (1,181)      $   (5)    $ 389,460
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
 December 31, 1997  250,000   $  23     21,976   $    1  $10,691   $208,327    $218,629     66 $ (2,190)      $   (4)    $ 435,477
Comprehensive income:
   Net income             -       -          -        -        -          -      36,751      -        -            -        36,751
   Other Comprehensive
   income, net of tax:
     Unrealized gains(loss)on
      securities available for
      sale(1)             -       -          -        -    (2,801)        -           -      -        -            -        (2,801)
                                                                                                                        -----------
   Comprehensive income                                                                                                     33,950
                                                                                                                        -----------
Exercise of stock
  options                 -       -         38        -         -     1,264           -      8     (346)           -           918
Issuance of common
  stock to Thrift Plan    -       -          -        -         -        69           -      8      337            -           406
Preferred dividends paid
  in shares of common
  stock                   -       -         18        -         -       750        (750)     -        -            -             -
Preferred stock
  dividend                -       -          -        -         -         -          (1)     -        -            -            (1)
Director retainer
  shares                  -       -          4        -         -       147           -      -        -            -           147
Treasury stock
  purchase                -       -          -        -         -         -           -    113   (5,627)           -        (5,627)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
  June 30, 1998     250,000   $  23     22,036   $    1   $ 7,890  $210,557    $254,629    179  $(7,826)      $   (4)    $ 465,270
-----------------------------------------------------------------------------------------------------------------------------------

(1)                                    June 30, 1998      June 30, 1997
                                       -------------      -------------
Reclassification adjustments:
  Unrealized losses on available
    for sale securities                 $     1,152        $    (2,312)
  Less: reclassification
     adjustment for gains realized            3,953                 42
     included in net income, net of tax
                                     --------------------------------------
Net unrealized losses on securities      $   (2,801)       $    (2,354)
                                     --------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                                        Six Months Ended
                                                                           June 30,
                                                            -------------------------------------
                                                                  1998                1997
                                                            -------------------------------------
Cash Flow From Operating Activities:
Net income                                                  $     36,751           $ 31,411
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan and repossessed real estate losses            6,423              2,526
  Depreciation and amortization                                   18,642             14,277
  Provision for impairment of mortgage servicing rights            2,000                  -
  Net amortization of  security discounts and premiums               313              1,567
  Contribution of stock to Bank of Oklahoma Foundation             2,257                  -
  Net gain on sale of assets                                     (12,582)            (2,949)
  Mortgage loans originated for resale                          (453,331)          (371,012)
  Proceeds from sale of mortgage loans held for resale           437,686            391,279
  (Increase) decrease in trading securities                      (24,241)               480
  (Increase) decrease in accrued revenue receivable               (4,611)             1,002
  Increase in other assets                                       (22,905)            (9,764)
  Increase in accrued interest, taxes and expense                  7,516              1,486
  Increase in other liabilities                                   14,058              3,235
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          7,976             63,538
-------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities               21,146             11,878
  Proceeds from maturities of available for sale securities      274,011            125,631
  Purchases of investment securities                             (30,922)           (16,257)
  Purchases of available for sale securities                  (1,237,180)          (647,655)
  Proceeds from sales of available for sale securities           910,939            415,956
  Loans originated or acquired net or principal collected       (153,480)          (118,266)
  Proceeds from disposition of assets                             56,584              4,125
  Purchases of assets                                            (24,310)           (38,398)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                        35,793             (1,240)
-------------------------------------------------------------------------------------------------
  Net cash used by investing activities                         (147,419)          (264,226)
-------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase in demand deposits, transaction
    deposits, money market deposits, and savings accounts         94,242             21,553
  Net increase (decrease) in certificates of deposit              61,542            (77,589)
  Net increase in other borrowings                                71,570            320,701
  Issuance of subordinated debenture                                   -             20,000
  Purchase of treasury stock                                      (5,973)                 -
  Preferred stock dividend                                            (1)                 -
  Issuance of preferred, common and treasury stock, net            1,817                355
  Payments on stock option notes receivable                            -                 82
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        223,197            285,102
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         83,754             84,414
Cash and cash equivalents at beginning of period                 389,326            367,551
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $    473,080      $     451,965
-------------------------------------------------------------------------------------------------

Cash paid for interest                                      $     72,468      $      91,170
-------------------------------------------------------------------------------------------------
Cash paid for taxes                                         $      7,403      $      12,412
-------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    And other assets                                        $      1,792      $       1,140
-------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock        $        750      $         750
-------------------------------------------------------------------------------------------------

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

Hedging of Mortgage Servicing Rights

BOK Financial enters into futures contracts and call and put options on futures contracts to hedge against the risk of loss on mortgage servicing rights due to accelerated loan prepayments during periods of falling interest rates. Contracts on underlying securities which are expected to have a similar duration to the mortgage servicing portfolio, such as 10-year U.S. Treasury notes, are used for these hedges. The combination of contracts selected is based upon an analysis of the expected range of market value changes over a probable range of interest rates to achieve a high degree of correlation between changes in the fair value of the mortgage servicing rights and changes in the market value of the contracts. These contracts are designated as hedges on the trade date. Transaction fees are charged to expense as mortgage banking costs when incurred. Premiums paid or received on option contracts are deferred and amortized against mortgage banking costs over the life of the options. Both unrealized and realized gains and losses on futures contracts and option contracts are deferred as part of the capitalized mortgage servicing rights. These deferred gains and losses are amortized over the life of the loan servicing portfolio. These unamortized deferred gains and losses are included with the cost of the servicing rights when determining whether an allowance for impairment of the servicing rights is required. Changes in the fair value of the contracts and changes in the market value of the mortgage servicing rights is reviewed at least monthly to determine whether a high degree of correlation exists on a statistically value basis. If correlation criteria are not met, the contracts are no longer accounted for as a hedge. In such circumstances, any remaining unamortized deferred gains or losses are recognized in current income.

(2) MORTGAGE BANKING ACTIVITIES

At June 30, 1998, BOk owned the rights to service 89,637 mortgage loans with outstanding principal balances of $6.8 billion, including $192 million serviced for BOk. The weighted average interest rate and remaining term was 7.65% and 283 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 1998 is as follows:

                                                      Capitalized Mortgage Servicing Rights
                               ------------------------------------------------------------------------------------
                                                                                    Valuation
                                   Purchased       Originated        Total          Allowance           Net
                               ------------------ ------------- ---------------- ---------------- -----------------
Balance at
   December 31, 1997          $     78,961     $      9,929    $     88,890     $     (5,000)   $     83,890
Additions                             1,445            6,670           8,115                -           8,115
Amortization expense                 (7,134)          (1,124)         (8,258)               -          (8,258)
Deferred gain (loss) on MSR
   hedging  portfolio                     -                -          (2,202)               -          (2,202)
Provision for impairment                  -                -                           (2,000)         (2,000)
Impairment charge-off                     -                -          (2,710)           2,710               -
------------------------------ -- ------------ --- ------------ -- ------------ --- ------------ -- ---------------
Balance at  June 30, 1998      $     73,272    $      15,475    $     83,835    $      (4,290)   $     79,545
------------------------------ -- ------------ --- ------------ -- ------------ --- ------------ -- ---------------
Estimated fair value of
  mortgage servicing rights(1) $     73,682     $     20,556    $     94,238                -    $     94,238
------------------------------ -- ------------ --- ------------ -- ------------ --- ------------ -- ---------------

(1) Excludes approximately $10.2 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the six months ending June 30, 1998 resulted in gains and losses as follows (in thousands):

        Proceeds                          $   910,939
        Gross realized gains                    6,741
        Gross realized losses                     909
        Related federal and state
           income tax expense                   1,879

 (4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                              Three Months Ended          Six Months Ended
                                                          --------------------------- --------------------------
                                                            June 30,     June 30,       June 30,     June 30,
                                                              1998         1997           1998         1997
                                                          --------------------------- --------------------------
Numerator:
   Net income                                              $   20,438   $   16,064    $      36,751   $  31,411
   Preferred stock dividends                                     (375)        (375)          (750)         (750)
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            20,063       15,689         36,001        30,661
----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375            750           750
----------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available to common stockholders after assumed conversion  $   20,438   $   16,064    $    36,751     $  31,411
----------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                        21,884,404   21,867,658     21,884,404    21,863,437
   Effect of dilutive securities:
     Employee stock options                                   370,742      250,518        370,742       230,306
     Convertible preferred stock                            2,898,186    2,898,186      2,898,186     2,898,186
----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            3,268,928    3,148,704      3,268,928     3,128,492
----------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         25,153,332   25,016,362     25,153,332    24,991,929
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                        $0.92        $0.72          $1.64         $1.40
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                      $0.81        $0.64          $1.46         $1.26
----------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
SIX MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)

                                                                            For Six months ended
                                         -----------------------------------------------------------------------------------------
                                                         June 30, 1998                                 June 30, 1997
                                         --------------------------------------------     ----------------------------------------
                                              Average          Revenue/     Yield          Average          Revenue/      Yield
                                              Balance         Expense(1)    /Rate          Balance         Expense(1)     /Rate
                                         -----------------------------------------------------------------------------------------
Assets
  Taxable securities                      $    1,707,525   $    52,354        6.18%   $    1,559,622    $    48,361       6.25%
  Tax-exempt securities(1)                       325,180        12,421        7.70           342,064         13,001       7.66
----------------------------------------------------------------------------------------------------------------------------------
    Total securities                           2,032,705        64,775        6.43         1,901,686         61,362       6.51
----------------------------------------------------------------------------------------------------------------------------------
  Trading securities                              16,618           425        5.16             4,676            141       6.08
  Funds sold                                      42,363         1,262        6.01            54,037          1,528       5.70
  Loans(2)(3)                                  2,830,136       123,809        8.72         2,475,083        107,296       8.74
     Less reserve for loan losses                 55,300                                      47,974
----------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                     2,774,836       123,809        8.89%        2,427,109        107,296       8.91
----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                    4,866,522       190,271        7.82%        4,387,508        170,327       7.83
----------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                          636,383                                     554,592
----------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $    5,502,905                              $    4,942,100
----------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $    1,165,137 $      18,185        3.15%   $    1,010,489         16,335       3.26
  Savings deposits                               110,388         1,219        2.23           106,461          1,168       2.21
  Other time deposits                          1,728,845        47,504        5.54         1,570,712         43,058       5.53
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits          3,004,370        66,908        4.49         2,687,662         60,561       4.54
----------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                               962,178        27,364        5.74         1,071,902         30,369       5.71
  Subordinated debenture                         148,392         4,831        6.57            13,039            422       6.44
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  liabilities       4,114,940        99,103        4.86         3,772,603         91,352       4.88
----------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                876,980                                     732,666
  Other liabilities                               61,048                                      65,895
  Shareholders' equity                           449,937                                     370,936
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and                 $    5,502,905                              $    4,942,100
shareholders' equity
----------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest                                  91,168        2.97                           78,975       2.95
Revenue(1)(3)
  Tax-Equivalent Net Interest Revenue (1)
     To Earning Assets(3)                                                     3.72                                        3.63
     Less tax-equivalent adjustment(1)                           4,668                                        4,745
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                            86,500                                       74,230
Provision for loan losses                                        6,423                                        2,526
Other operating revenue                                         85,142                                       61,863
Other operating expense                                        110,997                                       87,169
----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                             54,222                                       46,398
Federal and state income tax                                    17,471                                       14,987
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $    36,751                                  $    31,411
----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                  $       1.64                                 $      1.40
----------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                $       1.46                                 $      1.26
----------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Yield/Rate excludes $1.5 million of non-recurring collection of foregone interest in 1998.

----------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)

                                                                         For Three months ended
                                        --------------------------------------------------------------------------------------
                                                        June 30, 1998                              March 31, 1998
                                        -------------------------------------------     --------------------------------------
                                             Average         Revenue/     Yield         Average         Revenue/     Yield
                                             Balance        Expense(1)    /Rate         Balance        Expense(1)    /Rate
                                        --------------------------------------------------------------------------------------
Assets
  Taxable securities                     $   1,642,799   $    25,119        6.13%   $    1,772,971  $    27,235         6.19%
  Tax-exempt securities(1)                     321,703         6,173        7.70           328,735        6,248         7.44
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         1,964,502        31,292        6.39         2,101,706       33,483         6.43
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            21,408           262        4.91            11,774          163         5.87
  Funds sold                                    37,728           571        6.07            47,050          691         5.91
  Loans(2)(3)                                2,838,037        63,072        8.71         2,822,147       60,737         8.76
    Less reserve for loan losses                56,423                                      54,164                     -
                                                                                                              -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                   2,781,614        63,072        8.88         2,767,983       60,737         8.93
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                  4,805,252        95,197        7.82         4,928,513       95,074         7.85
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        643,626                                     625,863
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $   5,448,878                              $    5,554,376
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                   $   1,184,835         9,268        3.14%   $    1,145,221        8,917         3.08
  Savings deposits                             111,207           617        2.23           109,560          602         2.21
  Other time deposits                        1,717,993        23,640        5.52         1,739,816       23,864         5.56
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         3,014,035        33,525        4.46         2,994,597       33,383         4.45
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                             873,616        12,406        5.70         1,051,724       14,958         5.89
  Subordinated debenture                       148,410         2,464        6.66           148,374        2,367        6.36
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      4,036,061        48,395        4.81         4,194,695       50,708         4.91
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                              895,415                                     858,340
  Other liabilities                             61,814                                      57,095
  Shareholders' equity                         455,588                                     444,246
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'    $   5,448,878                              $    5,554,376
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)(3)                  46,802        3.01%                        44,366          2.94
  Tax-Equivalent Net Interest  Revenue (1)

     To Earning Assets                                                                                                  3.65
   Less tax-equivalent adjustment                              2,338        3.78                          2,330
(1)(3)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          44,464                                     42,036
Provision for loan losses                                      3,953                                      2,470
Other operating revenue                                       44,355                                     40,787
Other operating expense                                       53,804                                     57,193
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           31,062                                     23,160
Federal and state income tax                                  10,624                                      6,847
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    20,438                                $    16,313
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      0.92                                $      0.73
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      0.81                                $      0.65
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(3) Yield/Rate excludes $1.5 million of non-recurring collection of foregone interest in 1998.

------------------------------------------------------------------------------------------------------------------------



                                          For Three months ended
------------------------------------------------------------------------------------------------------------------------
             December 31, 1997                       September 30, 1997                        June 30, 1997
------------------------------------------------------------------------------------------------------------------------
      Average      Revenue/     Yield        Average        Revenue/     Yield          Average    Revenue/    Yield
      Balance     Expense(1)    /Rate        Balance       Expense(1)    /Rate          Balance   Expense(1)   /Rate
------------------------------------------------------------------------------------------------------------------------


  $    1,562,445$    24,408       6.20%  $    1,560,418  $    24,354       6.19%  $    1,634,264$    25,793      6.33%
         331,793      6,666        7.97         360,461        6,764        7.44         344,558      6,572        7.65
------------------------------------------------------------------------------------------------------------------------
       1,894,238     31,074        6.51       1,920,879       31,118        6.43       1,978,822     32,365        6.56
------------------------------------------------------------------------------------------------------------------------
           6,203         93        5.95           3,583           53        5.87           5,552         83        6.00
          53,964        724        5.32          49,645          740        5.91          57,072        817        5.74
       2,764,436     60,924        8.74       2,676,237       59,063        8.76       2,535,264     55,850        8.84
          53,180                  -              51,165                    -              49,164                 -
                          -                                        -                                      -
------------------------------------------------------------------------------------------------------------------------
       2,711,256     60,924        8.92       2,625,072       59,063        8.93       2,486,100     55,850        9.01
------------------------------------------------------------------------------------------------------------------------
       4,665,661     92,815        7.89       4,599,179       90,974        7.85       4,527,546     89,115        7.89
------------------------------------------------------------------------------------------------------------------------
         618,039                                590,260                                  576,578
------------------------------------------------------------------------------------------------------------------------
  $    5,283,700                         $    5,189,439                           $    5,104,124
------------------------------------------------------------------------------------------------------------------------


  $    1,102,144      8,466        3.05  $    1,067,895        8,290        3.08  $    1,032,622      8,348        3.24
         106,207        596        2.23         108,104          603        2.21         109,349        604        2.22
       1,582,538     22,037        5.52       1,533,191       21,489        5.56       1,576,211     21,625        5.50
------------------------------------------------------------------------------------------------------------------------
       2,790,889     31,099        4.42       2,709,190       30,382        4.45       2,718,182     30,577        4.51
------------------------------------------------------------------------------------------------------------------------
       1,050,545     15,169        5.73       1,159,005       17,203        5.89       1,151,971     16,700        5.81
         148,334      2,439       6.52           81,395        1,305       6.36           20,000        326      6.45
------------------------------------------------------------------------------------------------------------------------
       3,989,768     48,707        4.84       3,949,590       48,890        4.91       3,890,153     47,603        4.91
------------------------------------------------------------------------------------------------------------------------
         783,508                                761,578                                  776,405
          80,763                                 75,732                                   63,664
         429,661                                402,539                                  373,902
------------------------------------------------------------------------------------------------------------------------
  $    5,283,700                         $    5,189,439                           $    5,104,124
------------------------------------------------------------------------------------------------------------------------
                      44,108      3.05                        42,084        2.94                     41,512        2.98
                                             3.05

                                   3.75                                     3.63                                   3.68
                      2,396                                    2,426                                  2,344
------------------------------------------------------------------------------------------------------------------------
                     41,712                                   39,658                                 39,168
                      3,500                                    3,000                                  1,500
                     33,521                                   34,315                                 31,411
                     61,277                                   46,720                                 45,443
------------------------------------------------------------------------------------------------------------------------
                     10,456                                   24,253                                 23,636
                     (6,362)                                   7,857                                  7,572
------------------------------------------------------------------------------------------------------------------------
                $    16,818                              $    16,396                            $    16,064
------------------------------------------------------------------------------------------------------------------------


                $      0.75                              $      0.73                            $      0.72
------------------------------------------------------------------------------------------------------------------------
                $      0.67                              $      0.65                            $      0.64
------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
         (A) Exhibits:
             No. 27   Financial Data Schedule filed herewith electronically.
         (B) Reports on Form 8-K:
             No reports on Form 8-K were filed during the three months ended June 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BOK FINANCIAL CORPORATION
                                                  (Registrant)



Date:   August 14, 1998                            /s/ James A. White
        -------------------                        ------------------
                                                   James A. White
                                                   Executive Vice President and
                                                   Chief Financial Officer