Form 10-Q
period 1998-09-30
BOK FINANCIAL CORP ET AL
filed 1998-11-16
CIK 875357

As filed with the Securities and Exchange Commission on November 16, 1998
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1998
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 21,845,241 shares of common stock ($.00006 par value) as of October 31, 1998.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 1998

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                          2
      Report of Management on Consolidated
            Financial Statements                                    13
      Consolidated Statements of Earnings                           14
      Consolidated Balance Sheets                                   15
      Consolidated Statements of Changes
            in Shareholders' Equity                                 16
      Consolidated Statements of Cash Flows                         17
      Notes to Consolidated Financial Statements                    18
      Financial Summaries - Unaudited                               20

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                      23

Signature                                                           23

MANAGEMENT'S DISCUSSION AND ANALYSIS

HIGHLIGHTS

BOK Financial Corporation ("BOK Financial") recorded net income of $18.8 million or $0.75 per diluted common share for the third quarter of 1998 compared to $16.4 million or $0.65 per diluted common share for the third quarter of 1997. Returns on average assets and equity were 1.31% and 15.76%, respectively, compared to returns on average assets and equity of 1.25% and 16.16%, respectively, for the third quarter of 1997.

Year to date net income and earnings per diluted common share were $55.5 million or $2.21, respectively for 1998 compared to $47.8 million or $1.91, respectively, for the same period of 1997. Returns on average assets and equity were 1.33% and 16.24%, respectively, for 1998 compared to returns on average assets and equity of 1.27% and 16.75%, respectively, for 1997.

The increase in net income for the third quarter of 1998 was due to increases of $8.8 million or 26.4% in fees and commissions revenue and $7.1 million or 18.0% in net interest revenue. These increases were partially offset by increases of $10.1 million or 21.7% in operating expenses and $1.0 million in provision for loan losses.

RESULTS OF OPERATIONS

Net interest revenue on a tax-equivalent basis was $49.1 million for the third quarter of 1998 compared to $42.1 million for the third quarter of 1997, an increase of $7.0 million or 16.7%. Net interest revenue for third quarter of 1998 included $1.8 million from the non-recurring collection of foregone interest. This amount has been excluded from the subsequent discussion of changes in net interest revenue and net interest margin. Average earning assets increased by $449 million, including increases in average loans of $302 million and average securities of $156 million. Interest bearing liabilities increased $291 million, primarily due to increases in time deposits of $110 million and interest bearing transaction accounts of $120 million. Demand deposits and shareholders' equity, which are additional sources of funding asset growth, increased $143 million and $69 million, respectively. The growth in average earning assets in excess of the growth in interest bearing liabilities contributed $5.5 million to the increase in net interest revenue.

---------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)
                                                  Three months ended                      Nine months ended
                                                September 30, 1998/1997                September 30, 1998/1997
                                          ---------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                                      ------------------------               ------------------------
                                                                      Yield                                  Yield
                                             Change      Volume       /Rate         Change       Volume      /Rate
                                          ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $   2,394  $    2,316   $     78       $   5,807  $    6,195    $    (388)
  Trading securities                             336        345          (9)            620         677          (57)
  Loans                                        5,646      6,610        (964)         20,691      21,976       (1,285)
  Funds sold                                    (407)      (342)        (65)           (673)       (691)          18
---------------------------------------------------------------------------------------------------------------------
Total                                          7,969      8,929        (960)         26,445      28,157       (1,712)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits          983        933          50           2,834       3,381         (547)
  Savings deposits                               (56)         4         (60)             (6)         47          (53)
  Time deposits                                  966      1,528        (562)          5,412       5,865         (453)
  Other borrowings                              (373)       (96)       (277)         (3,377)     (3,230)        (147)
  Subordinated debenture                       1,224      1,108         116           5,633       5,470          163
---------------------------------------------------------------------------------------------------------------------
Total                                          2,744      3,477        (733)         10,496      11,533       (1,037)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue
    before nonrecurring foregone interest      5,225      5,452        (227)         15,949      16,624         (675)
  Non-recurring foregone interest              1,794                                  3,262
 Change in tax-equivalent adjustment            (100)                                  (177)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                      $                                          19,388
                                               7,119
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield are allocated to both  volume and yield/rate on an equal basis.


Year to date, net interest revenue on a tax equivalent basis increased by $19.4 million compared to 1997. Excluding the non-recurring collection of foregone interest in 1998, this represented a 14.2% increase in net interest revenue due primarily to the growth of earning assets in excess of the growth in interest bearing liabilities.

Since inception, BOK Financial has completed acquisitions which were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in future years into operating expense. This is in contrast to the "pooling of interest" method, which is only applicable in certain limited circumstances. The pooling of interests method does not result in the recording of goodwill or other intangible assets. Since the amortization of goodwill and other intangible assets does not result in a current period cash expense, the economic value to shareholders under either accounting method is essentially the same. Operating results excluding the impact of these intangible assets are summarized below:

------------------------------------------------------------------------------- -------------------------------
TABLE  2 - TANGIBLE OPERATING RESULTS
                                                                 -------------------------------
              (Dollars in Thousands Except Share Data)                 Nine months ended
                                                                 -------------------------------
                                                                   Sept. 30,       Sept. 30,
                                                                      1998            1997
                                                                 --------------- ---------------
  Net income                                                     $     55,501    $     47,807
  After-tax impact of amortization of intangible assets                 6,173           5,920
---------------------------------------------------------------- --------------- ---------------
  Tangible net income                                            $     61,674    $     53,727
---------------------------------------------------------------- --------------- ---------------

  Tangible net income per diluted share                          $       2.45    $       2.15
---------------------------------------------------------------- --------------- ---------------

  Average tangible shareholders' equity                          $   391,057     $   316,646
  Return on tangible shareholders' equity                              21.09%          22.69%
---------------------------------------------------------------- --------------- ---------------

  Average tangible assets                                         $5,498,891      $4,960,512
  Return on tangible assets                                             1.50%           1.45%
---------------------------------------------------------------- --------------- ---------------

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.72% for the third quarter of 1998 compared to 3.63% for the third quarter of 1997. An increase in the total non-interest bearing funding sources, primarily demand deposits and capital, contributed 8 basis points to the increase in net interest margin while changes in the yield on earning assets and the cost of interest bearing liabilities contributed 1 basis points. The yield on earning assets decreased 7 basis points to 7.78% due primarily to a 13 basis point decrease in loan yields. Average loans, which generally are the highest yielding category of earning assets, increased to 57.8% of total earning assets for the third quarter of 1998 compared to 57.1% in the third quarter of 1997. This change in the composition of earning assets partially offset the decrease in loan yield. At the same time, the cost of interest bearing liabilities decreased 8 basis points to 4.83%. The cost of interest bearing deposits and other borrowings decreased by 9 basis points and 10 basis points, respectively while the cost of subordinated debt increased by 40 basis points. Average deposits, which generally are the lowest costing category of interest bearing liabilities increased to 69.3% of total interest bearing liabilities for the third quarter of 1998 compared to 68.6% for the third quarter of 1997. This shift in the mix of interest bearing liabilities also contributed to the decrease in the cost of funds.

Since inception in 1990, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and to invest in securities. Although this strategy frequently results in a net interest margin which falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the third quarter of 1998, this strategy resulted in a 63 basis point decrease in net interest margin. However, this strategy contributed $1.8 million to net interest revenue. As more fully discussed in the Market Risk section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy.

Other operating revenue increased $8.5 million or 24.9% compared to the same quarter of 1997. Total fees and commissions, which are included in other operating revenue, increased $8.8 million or 26.4%. All categories of fee income showed increases over the third quarter of 1997. Most notably, mortgage banking revenue increased $2.5 million due to a $2.2 million increase in secondary marketing income. Secondary marketing revenue totaled $2.6 million for the third quarter of 1998 compared to $417 thousand for the third quarter of 1997. Servicing revenue was $8.3 million and $8.0 million, respectively, for the third quarters of 1998 and 1997. Declining mortgage interest rates throughout 1998 have significantly increased the loan refinancing activities. This refinancing activity has a positive effect on earnings through gains in secondary marketing activities. However, the refinancing activity has a negative effect on earnings from loan servicing through increased amortization expense and, potentially, increased impairment risk on capitalized mortgage loan servicing rights. Strategies used by BOK Financial to reduce this impairment risk are discussed in the Market Risk section of this report. Loans serviced by BOK Mortgage, a division of BOk, totaled $6.6 billion at September 30, 1998. In addition to the increase in mortgage banking revenue, transaction card revenue and brokerage and trading revenue each increased $1.5 million due to increased transaction volumes.

-------------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)

                                                                Three Months Ended
                                  -------------------------------------------------------------------------------
                                      Sept. 30,        June 30,       March 31,        Dec. 31,       Sept. 30,
                                        1998            1998            1998             1997            1997
                                  -------------------------------------------------------------------------------
Brokerage and trading revenue      $    4,109      $    4,051      $    3,131       $    2,565      $    2,522
Transaction card revenue                6,516           6,010           5,540            4,828           5,770
Trust fees and commissions              7,751           7,654           6,884            6,528           6,405
Service charges and fees
  on deposit accounts                   8,015           7,440           7,638            7,570           7,255
Mortgage banking revenue               10,929          10,940           9,321            9,411           8,416
Leasing revenue                         1,749           1,804           1,661            1,522           1,566
Other revenue                           3,239           3,017           2,685            3,198           1,546
-----------------------------------------------------------------------------------------------------------------
  Total fees and commissions           42,308          40,916          36,860           35,622          33,480
-----------------------------------------------------------------------------------------------------------------
Gain on student loan sales                 14             119           1,415               99              26
Gain (loss) on securities                 538           3,320           2,512           (2,200)            809
-----------------------------------------------------------------------------------------------------------------
  Total other operating revenue    $   42,860      $   44,355      $   40,787       $   33,521      $   34,315
-----------------------------------------------------------------------------------------------------------------

Year to date, other operating revenue increased $31.8 million or 33.1%. This included an increase of $26.0 million or 27.6% in fee and commission revenue due to increases in all categories of other operating revenue.

---------------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)

                                                                       Three Months Ended
                                  -----------------------------------------------------------------------------------
                                      Sept. 30,       June 30,       March 31,         Dec. 31,         Sept. 30,
                                        1998            1998            1998             1997              1997
                                  -----------------------------------------------------------------------------------
Personnel                         $     26,067    $    25,715     $     24,829     $    24,811      $     22,475
Business promotion                       1,862          1,662            1,897           2,450             2,067
Contribution of stock to BOK
   Charitable Foundation                     -              -            2,257           3,638                 -
Professional fees/services               2,622          2,308            1,596           2,123             1,579
Net occupancy, equipment
  and data processing                   10,574         10,594            9,214          10,426             8,618
FDIC and other insurance                   270            345              310             258               374
Printing, postage and supplies           2,267          2,223            2,047           2,220             1,817
Net gains and operating
  expenses on repossessed assets           (19)          (315)             (55)         (1,553)           (1,662)
Amortization of intangible
  assets                                 2,268          2,272            2,302           2,336             2,362
Mortgage banking costs                   6,374          6,290            6,023           6,137             5,202
Provision for impairment of
   mortgage servicing rights                 -         (1,000)           3,000           4,100                 -
Other expense                            4,552          3,710            3,773           4,331             3,888
---------------------------------------------------------------------------------------------------------------------
  Total                            $    56,837    $    53,804     $     57,193     $    61,277      $     46,720
---------------------------------------------------------------------------------------------------------------------

Other operating expenses for the third quarter of 1998 increased $10.1 million or 21.7% compared to the third quarter of 1997. Excluding the effects of significant or non-recurring items as shown in Table 5, operating expenses increased $8.5 million or 17.5%.

Personnel costs increased $3.6 million due to increased staffing, normal compensation increases and increased incentive compensation. Staffing on a full-time equivalent ("FTE") basis increased by 161 employees while average compensation per FTE increased by 8.4%. These changes reflect the addition of several senior level positions in both the lending and operations areas as well as related support staff in the second half of 1997. Incentive compensation, which varies directly with revenue increase of $531 thousand to $2.6 million for the quarter. Occupancy, equipment and data processing costs increased $2.0 million or 22.7%, which included increases of $785 thousand in net occupancy costs and $1.1 million in data processing costs. The increase in net occupancy costs was due primarily to the conversion of BOK Financial's ownership in its Oklahoma City headquarters building from a general interest to a limited interest, which resulted in a decrease in rental income of $679 thousand. A significant portion of BOK Financial's data processing is outsourced to third parties. Therefore, data processing costs are directly related to the volume of transactions processed. Mortgage banking costs increased $1.2 million or 22.5% due to increased amortization of capitalized servicing rights and a greater volume of loans originated.

The efficiency ratio, the ratio of other operating expenses, excluding net gains on real estate sales and the previously discussed large or non-recurring transactions, to tax-equivalent net interest revenue and other operating revenue, excluding securities gains and losses was 62.2% for the third quarter of 1998 compared to 64.0% for the third quarter of 1997.

Year to date, operating expenses increased $33.9 million or 25.4%. Excluding significant or non-recurring items, operating expenses increased $27.8 million or 20.4% due to the same factors which contributed to the quarterly increases.

---------------------------------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                                                    Three Months Ended
                                      -------------------------------------------------------------------------------
                                           Sept. 30,      June 30,       March 31,       Dec. 31,        Sept. 30,
                                             1998           1998            1998           1997            1997
                                      -------------------------------------------------------------------------------
Total other operating expense          $    56,837    $    53,804     $    57,193     $    61,277    $    46,720
Contribution of stock to BOk
  Charitable Foundation                          -                         (2,257)         (3,638)             -
Provision for impairment of mortgage
  Servicing rights                               -          1,000          (3,000)         (4,100)             -
Net gains and operating costs from
   Repossessed assets                           19            315              55           1,553          1,662
---------------------------------------------------------------------------------------------------------------------
  Total                                $    56,856    $    55,119     $    51,991     $    55,092    $    48,382
---------------------------------------------------------------------------------------------------------------------


RISK ELEMENTS

The aggregate loan portfolio at September 30, 1998 increased $186 million to $3.1 billion during the third quarter of 1998. Commercial loans increased $92 million and commercial real estate loans increased $74 million, respectively, while residential mortgage loans increased $35 million. The aggregate growth in the loan portfolio during the third quarter of 1998 included increases for Bank of Texas, N.A. of $38 million or 19% and for Bank of Arkansas, N.A. of $11 million or 15%.

---------------------------------------------------------------------------------------------------------------------
TABLE 6 - LOANS
(In thousands)

                                         Sept. 30,       June 30,        March 31,       Dec. 31,        Sept. 30,
                                           1998            1998            1998            1997             1997
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     359,986   $     315,051    $      324,052 $     332,770    $      333,347
  Manufacturing                            229,495         223,540           222,385       201,918           185,795
  Wholesale/retail                         280,917         275,544           250,702       242,156           255,768
  Agricultural                             143,061         133,148           159,324       151,525           155,052
  Services                                 533,550         496,347           473,684       465,317           416,871
  Other commercial and industrial          127,017         138,278           139,516       105,714           168,028
Commercial real estate:
  Construction and land development        149,679         139,323           123,412       102,800            79,275
  Multifamily                              150,150         115,821            95,335       100,422           110,340
  Other real estate loans                  339,314         310,417           283,329       274,579           258,280
Residential mortgage:
  Secured by 1-4 family
    Residential properties                 442,443         390,765           404,481       419,139           414,050
  Residential mortgages held for            82,200          98,912           118,777        78,669           103,300
    sale
Consumer                                   230,702         245,722           241,299       290,084           289,892
---------------------------------------------------------------------------------------------------------------------
  Total                              $   3,068,514   $   2,882,868    $    2,836,296 $   2,765,093    $    2,769,998
---------------------------------------------------------------------------------------------------------------------


BOK Financial has achieved some geographic diversification through acquisitions and expansion into Northwest Arkansas, North Texas and New Mexico. However, the majority of commercial and consumer loans are to businesses and individuals in Oklahoma. This geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by the primary industry of the borrowers are presented in Table 6.

Nonperforming assets totaled $34.0 million at September 30, 1998, a decrease of $7.9 million from June 30, 1998. Nonaccrual loans decreased $722 thousand while loans 90 days or more past due decreased $6.0 million.

---------------------------------------------------------------------------------------------------------------------
TABLE 7 - NONPERFORMING ASSETS
(In thousands)

                                                  Sept. 30,      June 30,    March 31,     Dec. 31,      Sept. 30,
                                                    1998          1998          1998         1997           1997
                                             ------------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                  $     8,430    $     9,045  $    12,556  $    12,717   $    16,103
   Commercial real estate                            2,105          2,473        2,824        2,960         3,854
   Residential mortgage                              2,410          2,072        2,243        2,441         2,512
   Consumer                                          1,068          1,145        1,192          649           713
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                          14,013         14,735       18,815       18,767        23,182
  Loans past due (90 days) (1)                      15,594         21,568       18,330       18,178        20,551
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans (1)                    29,607         36,303       37,145       36,945        43,733
---------------------------------------------------------------------------------------------------------------------
 Other nonperforming assets:
  Commercial real estate                             3,544          4,515        2,297        2,395         2,503
  Other                                                809          1,075        3,069        2,863         2,684
---------------------------------------------------------------------------------------------------------------------
     Total other nonperforming assets                4,353          5,590        5,366        5,258         5,187
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                    $    33,960    $    41,893  $    42,511  $    42,203   $    48,920
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  Nonperforming loans                               209.85%        159.17%      147.63%      143.73%       119.80%
 Nonperforming loans (1) to
  Period-end loans (2)                                0.99           1.30         1.37         1.38          1.64
---------------------------------------------------------------------------------------------------------------------
(1) Includes 1-4 family loans
    Guaranteed by agencies of
    The U.S. government                        $    18,191    $    17,387  $    16,006  $    14,468   $    16,010
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

BOK Financial monitors loan performance on a portfolio and individual loan basis. Nonperforming loans are reviewed at least quarterly. The loan review process involves evaluating the credit worthiness of customers and their ability, based upon current and anticipated economic conditions, to meet future principal and interest payments. Loans may be identified which possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At September 30, 1998, loans totaling $70 million were assigned to the substandard risk category and loans totaling $37 million were assigned to the special mention risk category, compared to $76 million and $58 million, respectively, at June 30, 1998.

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $62 million at September 30, 1998, compared to $58 million at June 30, 1998 and $53 million at December 31, 1997. This represented 2.08%, 2.08% and 1.98% of total loans, excluding loans held for sale, at September 30, 1998, June 30, 1998 and December 31, 1997, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 8 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                  ---------------------------------------------------------------------------------
                                       Sept. 30,      June 30,       March 31,        Dec. 31,        Sept. 30,
                                         1998           1998            1998            1997             1997
                                  ---------------------------------------------------------------------------------
Beginning balance                  $      57,782  $      54,839   $      53,101   $      52,393   $      49,871
 Loans charged-off:
  Commercial                                 532          1,339             172           1,852           1,179
  Commercial real estate                      50             92               -             441             194
  Residential mortgage                        28             19              50             269              91
  Consumer                                   888            845           1,305           1,464           1,051
-------------------------------------------------------------------------------------------------------------------
  Total                                    1,498          2,295           1,527           4,026           2,515
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                796            534             120             611           1,004
   Commercial real estate                    551            170             161              69             393
   Residential mortgage                        -             80              82             119             325
   Consumer                                  499            501             432             435             315
-------------------------------------------------------------------------------------------------------------------
    Total                                  1,846          1,285             795           1,234           2,037
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                       (348)         1,010             732           2,792             478
 Provision for loan losses                 4,001          3,953           2,470           3,500           3,000
-------------------------------------------------------------------------------------------------------------------
Ending balance                     $      62,131  $      57,782   $      54,839   $      53,101   $      52,393
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                          2.08           2.08            2.02            1.98            1.96
 Net loan losses (annualized)
  to average loans (1)                     (0.05)          0.14            0.10            0.14            0.07
-------------------------------------------------------------------------------------------------------------------
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the reserve for loan losses is assessed by management based upon an evaluation of the current risk characteristics of the loan portfolio including current economic conditions, historical experience, collateral valuation, changes in the composition of the portfolio and other relevant factors. A provision for loan losses is charged against earnings in amounts necessary to maintain the adequacy of the reserve for loan losses. These provisions totaled $4.0 million for the third quarter of 1998 and $3.0 million for the third quarter of 1997. The increased provision reflected management's assessment of increased risk of loan losses due primarily to continued growth in the loan portfolio, geographic expansion of BOK Financial's market area to include North Texas and New Mexico, and an expectation that economic activities will moderate in BOK Financial's primary market areas.

At September 30, 1998, other assets included $28.4 million of natural gas compression and other equipment being leased to various customers by entities in which a subsidiary of BOK Financial is a general partner. The terms of these leases are generally much shorter than the estimated useful lives of the equipment. Therefore, as each lease expires, there is a risk that the remaining net book value of the equipment may not be recovered based upon market conditions and re-leasing opportunities at that time.

Market Risk

Market risk is a broad term that relates to the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices. Additionally, the financial instruments subject to market risk can be classified either as held for trading or held for purposes other than trading.

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading. The effect of other changes, such as foreign exchange rates, commodity prices or equity prices is not material to BOK Financial nor is the effect of market risk on financial instruments held for trading purposes. The responsibility for managing market risk rests with the Asset/Liability Committee which operates under policy guidelines which have been established by the Board of Directors. These guidelines limit the negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates to +/- 10%, establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used assuming expected interest rates over the next twelve months based upon both a "most likely" rate scenario and on two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing, and the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At September 30, 1998, this modeling indicated interest rate sensitivity as follows:
                                     200 bp           200 bp             Most
                                    increase         decrease           Likely
Anticipated impact over the
  next twelve months compared
  to a constant interest rate
  scenario
      Net interest revenue         $  1,849        $ ( 2,818)         $ (1,706)
                                       0.9%            (1.4%)            (0.8%)
      Net income                   $  3,701        $ (12,717)         $ (1,151)
                                       4.2%           (14.3%)            (1.3%)
      Economic value of equity     $(55,913)       $   1,560          $  8,151
                                      (7.2%)           (0.2%)            (1.1%)

The estimated changes in interest rates on net interest revenue or economic value of equity is not projected to be significant within the +/- 200 basis point range of assumptions. However, this modeling indicated that under the 200 basis point decrease scenario, the after-tax value of BOK Financial's capitalized mortgage loan servicing rights would decrease by $11.0 million, excluding the effect of the mortgage servicing hedge program which is discussed subsequently. While this decrease in value would largely be offset by an increase in the value of the securities portfolio, current accounting principles require that the decreased value of mortgage loan servicing rights be charged to earnings while the increased value of available for sale securities be credited to shareholders' equity. The result would be a decrease in net income of $12.7 million or 14.3% compared to projected net income assuming no changes in interest rates, again excluding the effect of the hedge program.

During 1998, BOK Financial implemented a program which uses futures contracts and call and put options (collectively "derivative instruments") to hedge against the risk of loss on capitalized mortgage servicing rights. The intent of this program is to reduce the pre-tax risk of loss which would result from a 50 basis point decrease in interest rates from approximately $14.0 million to an insignificant amount through market value increases on the derivative instruments. While this program is expected to significantly reduce the risk of loss on capitalized mortgage servicing rights in a falling interest rate environment, it limites the appreciation in value of mortgage servicing rights which would otherwise occur in a rising rate environment. Management estimates that a 50 basis point increase in interest rates would result a $13.1 million decrease in the market value of the derivative instruments compared to a $17.3 million increase in the fair value of the capitalized mortgage servicing rights. Management believes that an analysis of the effect of 50 basis point changes in interest rates on the value of the mortgage servicing portfolio and related derivative instruments is more useful in monitoring risk due to the dynamic hedging strategy employed and the increased probability of interest rate changes within this range. As of September 30, 1998, this hedging program resulted in net realized gains of $10.9 million and net unrealized gains of $18.0 million which are recorded as reductions to the carrying value of the hedged mortgage servicing rights.

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

--------------------------------------------------------------------------------
TABLE 9 - INTEREST
RATE SWAPS
(In thousands)

                   Notional          Pay             Receive         Fair
                    Amount           Rate             Rate          Value
              ------------------------------------------------------------------
Expiration:
  1998              20,000     6.35 - 6.83% (1)        7.96%            213
  1999              22,000     5.24 - 7.30 (1)     6.80 - 7.68          240
  2002               7,660           6.21              5.38 (1)        (324)
  2003              26,690     5.26 - 5.99             5.38 (1)        (633)
  2004               9,004           5.92              5.38 (1)        (364)
  2006              16,500           7.26              5.31 (1)      (1,126)
  2007             100,000           5.38 (1)       6.75 - 6.80      12,088
  2007              10,000           7.47              5.31 (1)        (884)
  2008               1,650           5.59              5.31 (1)         (64)
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. During the third quarter of 1998, income from these swaps exceeded the cost of the swaps by $365 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors.


--------------------------------------------------------------------------------
TABLE 10 - CAPITAL RATIOS
                              Sept. 30,  June 30,  March 31,  Dec. 31, Sept. 30,
                                1998       1998       1998     1997        1997
                              --------------------------------------------------
Average shareholders' equity
  to average assets            8.29%      8.18%      8.00%     8.13%     7.76%
Risk-based capital:
  Tier 1 capital               9.44       9.35       9.47      9.49      8.93
  Total capital               14.11      14.15      14.47     14.69     14.08
Leverage                       7.28       7.24       6.81      6.81      6.53

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

Substantially all critical applications are run by outsourced providers of data processing services. These processors have been contacted and have provided compliance status reports for their respective hardware and software systems. BOK Financial's core processing systems are outsourced to FiServ Solutions, Inc. ("FiServ"), based in Pittsburgh, Pennsylvania. FiServ is an international data processing company which specializes in financial institution data processing and is subject to regulatory requirements imposed upon bank data processors. BOK Financial currently receives monthly updates from FiServ to ensure progress towards completion of the Year 2000 compliance process. Testing of these systems began in August 1998 and is scheduled to run through December 1998 as renovations are completed. BOK Financial personnel are members of FiServ's customer advisory committee and will directly participate in the testing of these applications. FiServ has stated that it will complete the renovation of all of its systems and place the renovated systems into production by early 1999.

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

-------------------------------------------- --- -------------- --- ------------ ------------- -- --------------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                               ------------------------  ----------------------
                                                  1998         1997       1998       1997
                                               ------------------------  ------- --------------
Interest Revenue
Loans                                         $ 66,379    $  59,023    $ 189,928 $  166,222
Taxable securities                              27,300       24,354       79,653     72,714
Tax-exempt securities                            4,010        4,378       12,024     12,732
-------------------------------------------- ----------------------------------- --------------
   Total securities                             31,310       28,732       91,677     85,446
-------------------------------------------- ----------------------------------- --------------
Trading securities                                 389           53          813        193
Funds sold                                         333          740        1,595      2,268
-------------------------------------------- ----------------------------------- --------------
   Total interest revenue                       98,411       88,548      284,013    254,129
-------------------------------------------- ----------------------------------- --------------
Interest Expense
Deposits                                        32,275       30,382       99,183     90,943
Other borrowings                                16,830       17,203       44,194     47,571
Subordinated debenture                           2,529        1,305        7,360      1,727
-------------------------------------------- ----------------------------------- --------------
   Total interest expense                       51,634       48,890      150,737    140,241
-------------------------------------------- ----------------------------------- --------------
Net Interest Revenue                            46,777       39,658      133,276    113,888
Provision for Loan Losses                        4,001        3,000       10,424      5,526
-------------------------------------------- ----------------------------------- --------------
Net Interest Revenue After
Provision for Loan Losses                       42,776       36,658      122,852    108,362
-------------------------------------------- ----------------------------------- --------------
Other Operating Revenue
Brokerage and trading revenue                    4,109        2,522       11,291      6,991
Transaction card revenue                         6,516        5,770       18,066     13,753
Trust fees and commissions                       7,751        6,405       22,289     17,534
Service charges and fees on deposit              8,015        7,255       23,093     21,081
accounts
Mortgage banking revenue, net                   10,929        8,416       31,190     22,824
Leasing revenue                                  1,749        1,566        5,214      4,339
Other revenue                                    3,239        1,546        8,941      7,574
-------------------------------------------- ----------------------------------- --------------
Total fees and commissions revenue              42,308       33,480      120,084     94,096
-------------------------------------------- ----------------------------------- --------------
Gain on sale of student loans                       14           26        1,548      1,211
Securities gains (losses), net                     538          809        6,370        871
-------------------------------------------- ----------------------------------- --------------
Total other operating revenue                   42,860       34,315      128,002     96,178
-------------------------------------------- ----------------------------------- --------------
Other Operating Expense
Personnel                                       26,067       22,475       76,611     62,917
Business promotion                               1,862        2,067        5,421      6,207
Contribution of stock to BOk
   Charitable     Foundation                         -            -        2,257          -
Professional fees and services                   2,622        1,579        6,526      4,646
Net occupancy, equipment & data processing      10,574        8,618       30,382     25,188
FDIC and other insurance                           270          374          925      1,035
Printing, postage and supplies                   2,267        1,817        6,537      5,563
Net(gains) losses, and operating
expenses of repossessed assets                     (19)      (1,662)        (389)    (2,296)
Amortization of intangible assets                2,268        2,362        6,842      6,488
Mortgage banking costs                           6,374        5,202       18,687     13,831
Provision for impairment of mortgage
   servicing rights                                  -            -        2,000          -
Other expense                                    4,552        3,888       12,035     10,310
-------------------------------------------- ----------------------------------- --------------
Total Other Operating Expense                   56,837       46,720      167,834    133,889
-------------------------------------------- ----------------------------------- --------------
Income Before Taxes                             28,799       24,253       83,020     70,651
Federal and state income tax                    10,049        7,857       27,519     22,844
-------------------------------------------- ----------------------------------- --------------
Net Income                                    $ 18,750    $  16,396    $  55,501 $   47,807
-------------------------------------------- ----------------------------------- --------------
Earnings Per Share:
Net Income
   Basic                                      $    .84    $     .73    $   2.48  $    2.13
-------------------------------------------- ----------------------------------- --------------
   Diluted                                    $    .75    $     .65    $   2.21  $    1.91
-------------------------------------------- ----------------------------------- --------------
Average Shares Used in Computation:
   Basic                                    21,862,010   21,906,321  21,897,677  21,882,733
-------------------------------------------- --------------------------------------------------
   Diluted                                  25,090,677   25,099,709  25,150,794  25,032,857
-------------------------------------------- --------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                   Sept. 30,      December 31,         Sept. 30,
                                                                     1998             1997               1997
                                                                 ---------------------------------------------------
ASSETS
Cash and due from banks                                        $      346,183   $      371,321    $      340,735
Funds sold                                                             35,936           18,005            37,850
Trading securities                                                     22,730            4,999             2,555
Securities:
  Available for sale                                                1,981,415        1,749,411         1,719,554
  Investment (fair value:  September 30, 1998 - $220,161;
    December 31, 1997 -$214,125;
    September 30, 1997 - $214,980 )                                   221,329          213,111           214,703
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                2,202,744        1,962,522         1,934,257
--------------------------------------------------------------------------------------------------------------------
Loans                                                               3,068,514        2,765,093         2,769,998
Less reserve for loan losses                                           62,131           53,101            52,393
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         3,006,383        2,711,992         2,717,605
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                            63,490           65,478            63,572
Accrued revenue receivable                                             60,455           50,754            52,738
Excess cost over fair value of net assets acquired
  And core deposit premiums (net of accumulated
  Amortization: September 30, 1998 - $46,424;
  December 31, 1997 - $39,582;
  September 30, 1997 - $37,246)                                        64,444           67,796            70,180
Mortgage servicing rights                                              52,233           83,890            82,868
Real estate and other repossessed assets                                4,353            5,258             5,187
Other assets                                                           76,050           57,627            70,605
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $    5,935,001   $    5,399,642    $    5,378,152
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $      909,592   $      881,029    $      834,272
Interest-bearing deposits:
  Transaction                                                       1,165,398        1,124,288         1,098,404
  Savings                                                             108,003          106,900           106,536
  Time                                                              1,605,334        1,615,862         1,552,894
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  3,788,327        3,728,079         3,592,106
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  Agreements                                                          817,840          631,815           735,868
Other borrowings                                                      609,579          394,087           400,044
Subordinated debenture                                                148,415          148,356            63,336
Accrued interest, taxes and expense                                    51,742           39,998            22,249
Other liabilities                                                      23,839           21,830           148,311
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               5,439,742        4,964,165         4,961,914
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            23               23                23
Common stock ($.00006 par value; 2,500,000,000
  Shares authorized; shares issued and outstanding
  September 30, 1998- 22,071,759; December 31, 1997
  - 21,975,747; September 30, 1997 - 21,300,941)                           1                1                 1
Capital surplus                                                       211,552          208,327           179,498
Retained earnings                                                     273,004          218,629           229,574
Treasury stock (shares at cost: September 30, 1998 -
221,556;
  December 31, 1997 - 66,377;  September 30, 1997 - 58,614)            (9,674)          (2,190)           (1,866)
Unrealized gain (loss) on securities available for sale                20,353           10,691             9,013
Less notes receivable from exercise of stock options                        -               (4)               (5)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        495,259          435,477           416,238
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $    5,935,001   $    5,399,642    $    5,378,152
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS EQUITY
(In
Thousands)
                                                  Accumulated
                                                    Other
             Preferred Stock   Common     Stock Comprehensive           Retained Treasury  Stock          Notes
                                                               Capital
            ------------------------------------                                 --------------------
               Shares  Amount    Shares   Amount   Income     Surplus   Earnings   Shares   Amount    Receivable     Total
            -----------------------------------------------------------------------------------------------------------------
Balances at
  December   250,102   $  23       21,149  $  1    $1,472  $176,093   $ 182,892      17    $ (428)     $  (87)     $ 359,966
31, 1996
Comprehensive income:
  Net income       -       -            -     -         -         -      47,807       -         -           -         47,807
  Other Comprehensive
   Income, net of tax:
     Unrealized gains(loss)
       on securities available
       for sale (1)-       -            -     -     7,541         -           -       -         -           -          7,541
                                                                                                                  -----------
   Comprehensive income                                                                                               55,348
                                                                                                                  -----------
Exercise of stock
  options          -       -           90     -         -     1,681           -      42    (1,438)          -           243
Issuance of common stock
  to Thrift Plan   -       -           11     -         -       418           -       -         -           -           418
Payments on stock
  option Notes
  receivable       -       -            -     -         -         -           -       -         -          82            82
Preferred dividends
  paid in shares of
  common stock     -       -           45     -         -     1,125      (1,125)      -         -           -             -
Director retainer
  shares           -       -            6     -         -       181           -       -         -           -           181
-----------------------------------------------------------------------------------------------------------------------------
Balance at September
  30, 1997   250,102   $  23       21,301   $ 1    $9,013  $179,498    $229,574      59    $(1,866)    $   (5)   $ 4162,238
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
  1997       250,000   $  23       21,976   $ 1   $10,691  $208,327    $218,629      66    $(2,190)    $   (4)   $  435,477
Comprehensive income:
   Net income     -        -            -     -         -        -       55,501       -          -          -        55,501
   Other Comprehensive
   Income, net of tax:
     Unrealized gains(loss)on
     securities available
     for sale(1)  -        -            -     -      9,662       -            -       -          -          -         9,662
                                                                                                                  -----------
   Comprehensive income                                                                                              65,163
                                                                                                                  -----------
Exercise of stock
  options         -        -           64     -          -   1,797            -       8       (346)         -         1,451
Issuance of common stock
  to Thrift Plan  -        -            -     -          -      84            -     (23)       998          -         1,082
Payments on stock option
  Notes receivable -       -            -     -          -       -            -       -          -           4            4
Preferred dividends
  paid in shares
  of common stock  -       -           26     -          -    1,125      (1,125)      -          -           -            -
Preferred stock
  dividend         -        -           -     -          -        -          (1)      -          -           -           (1)
Director retainer
  shares           -        -           6     -          -      219           -       -          -           -          219
Treasury stock
  purchase         -        -           -     -          -        -           -     171     (8,136)          -       (8,136)
-----------------------------------------------------------------------------------------------------------------------------
Balances at September
  30, 1998   250,000    $  23      22,072   $ 1   $ 20,353 $211,552    $273,004     222    $(9,674)      $   -    $ 495,259
-----------------------------------------------------------------------------------------------------------------------------

(1)                                   Sept. 30, 1998     Sept. 30, 1997
                                      --------------     --------------
Reclassification adjustments:
  Unrealized losses on available        $     13,924        $    8,133
for sale securities
  Less:  reclassification
adjustment for gains realized                  4,262               592
            Included in net
income, net of tax
                                     --------------------------------------
Net unrealized losses on securities      $     9,662         $    7,541
                                     --------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                                   Nine Months Ended
                                                                     September 30,
                                                          --------------------------------------
                                                                 1998                1997
                                                          --------------------------------------
Cash Flow From Operating Activities:
Net income                                                 $     55,501            $ 47,807
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Provision for loan and repossessed real estate losses          10,424              5,526
  Depreciation and amortization                                  28,821             22,915
  Provision for impairment of mortgage servicing rights           2,000                  -
  Net amortization of  security discounts and premiums              323              2,471
  Contribution of stock to Bank of Oklahoma Foundation            2,257                  -
  Net gain on sale of assets                                    (16,637)            (6,373)
  Mortgage loans originated for resale                         (660,097)          (629,515)
  Proceeds from sale of mortgage loans held for resale          664,466            623,733
  (Increase) decrease in trading securities                     (17,731)             3,899
  Increase in accrued revenue receivable                         (9,700)            (1,101)
  Increase in other assets                                       (4,674)            (6,237)
  Increase in accrued interest, taxes and expense                 5,733             11,434
  Increase in other liabilities                                   6,085              3,404
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        66,771             77,963
------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities              27,816             19,719
  Proceeds from maturities of available for sale securities     375,108            175,812
  Purchases of investment securities                            (36,941)           (36,038)
  Purchases of available for sale securities                 (1,822,456)          (895,237)
  Proceeds from sales of available for sale securities        1,235,152            623,003
   Proceeds from hedging mortgage servicing rights               21,974                  -
  Loans originated or acquired net or principal collected      (355,777)          (233,098)
  Proceeds from disposition of assets                            61,821              9,943
  Purchases of assets                                           (42,523)           (58,107)
  Cash and cash equivalents of branches & subsidiaries
    Acquired and sold, net                                       35,793             (1,240)
------------------------------------------------------------------------------------------------
  Net cash used by investing activities                        (500,033)          (395,243)
------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase in demand deposits, transaction
    Deposits, money market deposits, and savings accounts        61,309             53,321
  Net decrease in certificates of deposit                       (31,390)           (63,560)
  Net increase in other borrowings                              401,517            189,318
  Issuance of subordinated debenture                                  -            168,311
  Payment on subordinated debenture                                   -            (20,000)
  Purchase of treasury stock                                     (8,482)                 -
  Preferred stock dividend                                            -                  -
  Issuance of preferred, common and treasury stock, net           3,098                842
  Payments on stock option notes receivable                           4                 82
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       426,055            328,314
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (7,207)            11,034
Cash and cash equivalents at beginning of period                389,326            367,551
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $    382,119      $     378,585
------------------------------------------------------------------------------------------------

Cash paid for interest                                     $    122,690      $     136,631
------------------------------------------------------------------------------------------------
Cash paid for taxes                                        $     13,825      $      14,988
------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    And other assets                                       $      2,141      $       1,702
------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock       $      1,125      $       1,125
------------------------------------------------------------------------------------------------

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

Hedging of Mortgage Servicing Rights

BOK Financial enters into futures contracts and call and put options on futures contracts to hedge against the risk of loss on mortgage servicing rights due to accelerated loan prepayments during periods of falling interest rates. Contracts on underlying securities which are expected to have a similar duration to the mortgage servicing portfolio, such as 10-year U.S. Treasury notes, are used for these hedges. The combination of contracts selected is based upon an analysis of the expected range of market value changes over a probable range of interest rates to achieve a high degree of correlation between changes in the fair value of the mortgage servicing rights and changes in the market value of the contracts. These contracts are designated as hedges on the trade date. Transaction fees are charged to expense as mortgage banking costs when incurred. Premiums paid or received on option contracts are deferred and amortized against mortgage banking costs over the life of the options. Both unrealized and realized gains and losses on futures contracts and option contracts are deferred as part of the capitalized mortgage servicing rights. These deferred gains and losses are amortized over the life of the loan servicing portfolio. These unamortized deferred gains and losses are included with the cost of the servicing rights when determining whether an allowance for impairment of the servicing rights is required. Changes in the fair value of the contracts and changes in the market value of the mortgage servicing rights is reviewed at least monthly to determine whether a high degree of correlation exists on a statistically value basis. If correlation criteria are not met, the contracts are no longer accounted for a hedge. In such circumstances, any remaining unamortized deferred gains or losses are recognized in current income.

During 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which established standards for the way public businesses report information about operating segments. It also established standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and BOK Financial will comply beginning with year-end 1998. Disclosures of operating segment and related information for interim periods of 1998 will be required beginning with the first quarter of 1999. BOK Financial is in the process of evaluating these disclosure requirements. However, the adoption of FAS 131 will have no impact on the consolidated results of operations, financial position or cash flows.

During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Among other things, FAS 133 requires that all derivative instruments be carried on the statement of financial position at fair value. Changes in fair value of the derivative instruments will either be reported in income or as a separate component of other comprehensive income (shareholders' equity) depending on whether the derivative instrument meets certain requirements for hedge accounting. FAS 133 eliminates the current practice of deferral hedge accounting where gains or losses on derivative instruments designated as hedges are considered adjustments to the carrying value of the hedged asset or liability. FAS 133 is effective for fiscal years beginning after June 15, 1999 and BOK Financial expects to adopt the standard as of January 1, 2000. BOK Financial has not yet determined what the effect of FAS 133 will be on its earnings or financial position.

(2) MORTGAGE BANKING ACTIVITIES

At September 30, 1998, BOk owned the rights to service 88,180 mortgage loans with outstanding principal balances of $6.7 billion, including $146 million serviced for BOk. The weighted average interest rate and remaining term was 7.62% and 281 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 1998 is as follows:

                                     Capitalized Mortgage Servicing Rights
                           -----------------------------------------------------
                                                            Valuation
                            Purchased Originated    Total   Allowance      Net
                           ---------------------- ---------- --------- ---------
Balance at
    December 31, 1997      $  78,961  $   9,929   $  88,890  $(5,000) $  83,890
Additions                      1,788     10,167      11,955        -     11,955
Amortization expense         (10,756)    (1,924)    (12,680)       -    (12,680)
Deferred gain (loss) on MSR
   hedging  portfolio              -          -     (28,932)       -    (28,932)
Provision for impairment           -          -               (2,000)    (2,000)
Impairment charge-off         (2,710)         -      (2,710)   2,710          -
------------------------------------------------- ------------------- ----------
Balance at  Sept. 30, 1998 $  67,283  $  18,172   $  56,523  $(4,290) $  52,233
------------------------------------------------- ------------------- ----------
Estimated fair value of
    mortgage servicing
    rights (1)             $  57,790  $  19,875   $  94,238        -  $  77,665
------------------------------------------------- ------------------- ----------
(1) Excludes approximately $8.3 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.


(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the nine months ending September 30, 1998 resulted in gains and losses as follows (in thousands):

        Proceeds                           $1,235,152
        Gross realized gains                    7,350
        Gross realized losses                     980
        Related federal and state
           income tax expense                   2,108

 (4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                         Three Months Ended          Nine Months Ended
                                                     --------------------------- --------------------------
                                                       Sept. 30,    Sept. 30,      Sept. 30,   Sept. 30,
                                                         1998         1997           1998         1997
                                                     --------------------------- --------------------------
Numerator:
   Net income                                        $    18,750   $   16,396    $    55,501  $     47,807
   Preferred stock dividends                                (375)        (375)        (1,125)       (1,125)
-----------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                       18,375       16,021         54,376        46,682
-----------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                 375          375          1,125         1,125
-----------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common stockholders after assumed conversion   $    18,750  $    16,396    $    55,501  $     47,807
-----------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                   21,862,010   21,906,321     21,897,677    21,882,733
   Effect of dilutive securities:
     Employee stock options                              330,481      295,202        354,931       251,938
     Convertible preferred stock                       2,898,186    2,898,186      2,898,186     2,898,186
-----------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       3,228,667    3,193,388      3,253,117     3,150,124
-----------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions    25,090,677   25,099,709     25,150,794    25,032,857
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                                $   0.84      $  0.73         $ 2.48        $ 2.13
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                               $  0.75      $  0.65         $ 2.21        $ 1.91
-----------------------------------------------------------------------------------------------------------


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

----------------------------------------------------------------------------------------------------------------------------------
NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                            For Nine months ended
                                         -----------------------------------------------------------------------------------------
                                                       September 30, 1998                           September 30, 1997
                                         --------------------------------------------     ----------------------------------------
                                              Average          Revenue/     Yield          Average          Revenue/      Yield
                                              Balance         Expense(1)    /Rate          Balance         Expense(1)     /Rate
                                         -----------------------------------------------------------------------------------------
Assets
  Taxable securities                      $    1,722,320   $    79,653        6.18%   $    1,559,891    $    72,714       6.23%
  Tax-exempt securities(1)                       324,668        18,634        7.67           348,264         19,766       7.59
----------------------------------------------------------------------------------------------------------------------------------
    Total securities                           2,046,988        98,287        6.42         1,908,155         92,480       6.48
----------------------------------------------------------------------------------------------------------------------------------
  Trading securities                              20,248           813        5.37             4,307            193       5.99
  Funds sold                                      36,609         1,595        5.83            52,556          2,268       5.77
  Loans(2)(3)                                  2,879,995       190,313        8.68         2,542,871        166,360       8.75
     Less reserve for loan losses                 56,823                                      49,049
----------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                     2,823,172       190,313        8.86%        2,493,822        166,359       8.92
----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                    4,927,017       291,008        7.81%        4,458,840        261,301       7.84
----------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                          637,804                                     566,612
----------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $    5,564,821                              $    5,025,452
----------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $    1,172,736 $      27,459        3.13%   $    1,029,834         24,625       3.20
  Savings deposits                               109,890         1,765        2.15           107,015          1,771       2.21
  Other time deposits                          1,700,116        69,959        5.50         1,558,068         64,547       5.54
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits          2,982,742        99,183        4.45         2,694,917         90,943       4.51
----------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                             1,026,317        44,194        5.76         1,101,228         47,571       5.78
  Subordinated debenture                         148,392         7,360        6.63            36,102          1,727       6.40
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  liabilities       4,157,451       150,737        4.85         3,832,247        140,241       4.89
----------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                                886,129                                     742,409
  Other liabilities                               64,254                                      69,210
  Shareholders' equity                           456,987                                     381,586
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and                 $    5,564,821                              $    5,025,452
shareholders' equity
----------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest                                 140,271        2.96                          121,060       2.95
Revenue(1)(3)
  Tax-Equivalent Net Interest Revenue (1)
     To Earning Assets(3)                                                     3.72                                        3.63
     Less tax-equivalent adjustment(1)                           6,995                                        7,172
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           133,276                                      113,888
Provision for loan losses                                       10,424                                        5,526
Other operating revenue                                        128,002                                       96,178
Other operating expense                                        167,834                                      133,889
----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                             83,020                                       70,651
Federal and state income tax                                    27,519                                       22,844
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $    55,501                                  $    47,807
----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                  $       2.48                                 $      2.13
----------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                $       2.21                                 $      1.91
----------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for Comparative purposes.

(2) The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Yield/Rate excludes $3.3 million of non-recurring collection of foregone interest in 1998.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                        --------------------------------------------------------------------------------------
                                                     September 30, 1998                             June 30, 1998
                                        -------------------------------------------     --------------------------------------
                                             Average         Revenue/     Yield         Average         Revenue/     Yield
                                             Balance        Expense(1)    /Rate         Balance        Expense(1)    /Rate
                                        --------------------------------------------------------------------------------------
Assets
  Taxable securities                     $   1,751,428   $    27,300        6.18%   $    1,642,799  $    25,119         6.13%
  Tax-exempt securities(1)                     325,413         6,212        7.57           321,703        6,173         7.70
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         2,076,841        33,512        6.40         1,964,502       31,292         6.39
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            27,389           389        5.63            21,408          262         4.91
  Funds sold                                    25,287           333        5.22            37,728          571         6.07
  Loans(2)(3)                                2,978,087        66,503        8.62         2,838,037       63,072         8.71
    Less reserve for loan losses                59,821                                      56,423
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                   2,918,266        66,503        8.80         2,781,614       63,072         8.88
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                  5,047,783       100,737        7.78         4,805,252       95,197         7.82
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        647,741                                     643,626
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $   5,695,524                              $    5,448,878
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                   $   1,187,685         9,273        3.10%   $    1,184,835        9,268         3.14%
  Savings deposits                             108,911           547        1.99           111,207          617         2.23
  Other time deposits                        1,643,596        22,455        5.42         1,717,993       23,640         5.52
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         2,940,192        32,275        4.36         3,014,035       33,525         4.46
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                           1,152,503        16,830        5.79           873,616       12,406         5.70
  Subordinated debenture                       148,392         2,529        6.76           148,410        2,464        6.66
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      4,241,087        51,634        4.83         4,036,061       48,395         4.81
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                              904,128                                     895,415
  Other liabilities                             78,383                                      61,814
  Shareholders' equity                         471,926                                     455,588
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    Equity                               $   5,695,524                              $    5,448,878
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)(3)                  49,103        2.95%                        46,802          3.01
  Tax-Equivalent Net Interest  Revenue (1)
     To Earning Assets                                                      3.72                                       3.78
   Less tax-equivalent adjustment (1)(3)                       2,326                                      2,338
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          46,777                                     44,464
Provision for loan losses                                      4,001                                      3,953
Other operating revenue                                       42,860                                     44,355
Other operating expense                                       56,837                                     53,804
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           28,799                                     31,062
Federal and state income tax                                  10,049                                     10,624
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    18,750                                $    20,438
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      0.84                                $      0.92
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      0.75                                $      0.81
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for Comparative purposes.

(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Yield/Rate excludes $1.8 million and $1.5 million of non-recurring collection of foregone interest in September 30, 1998 and June 30, 1998, respectively.

------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
------------------------------------------------------------------------------------------------------------------------
               March 31, 1998                        December 31, 1997                      September 30, 1997
------------------------------------------------------------------------------------------------------------------------
      Average      Revenue/     Yield        Average        Revenue/     Yield          Average    Revenue/    Yield
      Balance     Expense(1)    /Rate        Balance       Expense(1)    /Rate          Balance   Expense(1)   /Rate
------------------------------------------------------------------------------------------------------------------------

  $    1,772,971$    27,235       6.20%  $    1,562,445  $    24,408       6.20%  $    1,560,418$    24,354        6.19%
         328,735      6,248        7.97         331,793        6,666        7.97         360,461      6,764        7.44
------------------------------------------------------------------------------------------------------------------------
       2,101,706     33,483        6.51       1,894,238       31,074        6.51       1,920,879     31,118        6.43
------------------------------------------------------------------------------------------------------------------------
          11,774        163        5.95           6,203           93        5.95           3,583         53        5.87
          47,050        691        5.32          53,964          724        5.32          49,645        740        5.91
       2,822,147     60,737        8.74       2,764,436       60,924        8.74       2,676,237     59,063        8.76
          54,164                  -              53,180                    -              51,165                 -
                          -                                        -                                      -
------------------------------------------------------------------------------------------------------------------------
       2,767,983     60,737        8.92       2,711,256       60,924        8.92       2,625,072     59,063        8.93
------------------------------------------------------------------------------------------------------------------------
       4,928,513     95,074        7.89       4,665,661       92,815        7.89       4,599,179     90,974        7.85
------------------------------------------------------------------------------------------------------------------------
         625,863                                618,039                                  590,260
------------------------------------------------------------------------------------------------------------------------
  $    5,554,376                         $    5,283,700                           $    5,189,439
------------------------------------------------------------------------------------------------------------------------


  $    1,145,221      8,917        3.05  $    1,102,144        8,466        3.05  $    1,067,895      8,290        3.08
         109,560        602        2.23         106,207          596        2.23         108,104        603        2.21
       1,739,816     23,864        5.52       1,582,538       22,037        5.52       1,533,191     21,489        5.56
------------------------------------------------------------------------------------------------------------------------
       2,994,597     33,383        4.42       2,790,889       31,099        4.42       2,709,190     30,382        4.45
------------------------------------------------------------------------------------------------------------------------
       1,051,724     14,958        5.73       1,050,545       15,169        5.73       1,159,005     17,203        5.89
         148,374      2,367       6.52          148,334        2,439       6.52           81,395      1,305      6.36
------------------------------------------------------------------------------------------------------------------------
       4,194,695     50,708        4.84       3,989,768       48,707        4.84       3,949,590     48,890        4.91
------------------------------------------------------------------------------------------------------------------------
         858,340                                783,508                                  761,578
          57,095                                 80,763                                   75,732
         444,246                                429,661                                  402,539
------------------------------------------------------------------------------------------------------------------------
  $    5,554,376                         $    5,283,700                           $    5,189,439
------------------------------------------------------------------------------------------------------------------------
                      44,366      3.05                        44,108        3.05                     42,084        2.94

                                  3.75                                      3.75                                   3.63
                      2,330                                    2,396                                  2,426
------------------------------------------------------------------------------------------------------------------------
                     42,036                                   41,712                                 39,658
                      2,470                                    3,500                                  3,000
                     40,787                                   33,521                                 34,315
                     57,193                                   61,277                                 46,720
------------------------------------------------------------------------------------------------------------------------
                     23,160                                   10,456                                 24,253
                      6,847                                   (6,362)                                 7,857
------------------------------------------------------------------------------------------------------------------------
                $    16,313                              $    16,818                            $    16,396
------------------------------------------------------------------------------------------------------------------------


                $      0.73                              $      0.75                            $      0.73
------------------------------------------------------------------------------------------------------------------------
                $      0.65                              $      0.67                            $      0.65
------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K (A) Exhibits:
               No. 27   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended September 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOK FINANCIAL CORPORATION
                                            (Registrant)



Date:   November 16, 1998                   /s/ James A. White
        -----------------                   ------------------
                                            James A. White
                                            Executive Vice President and
                                            Chief Financial Officer