Form 10-K
period 1998-12-31
BOK FINANCIAL CORP ET AL
filed 1999-03-22
CIK 875357

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 22, 1999
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NO. 0-19341

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $77,780,112 as of February 28, 1999.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 45,100,440 shares of common stock ($.00006 par value) as of the start of business on March 1, 1999.

List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:

         Part I   - Annual Report to Shareholders For Fiscal Year Ended
                    December 31, 1998 (designated portions only)
         Part II  - Annual Report to Shareholders For Fiscal Year Ended
                    December 31, 1998 (designated portions only)
         Part III - Proxy Statement for Annual Meeting of Shareholders
                    scheduled for April 27, 1999 (designated portions only)
         Part IV  - Annual Report to Shareholders For Fiscal Year Ended
                    December 31, 1998 (designated portions only)

================================================================================

                            BOK FINANCIAL CORPORATION
                             FORM 10-K ANNUAL REPORT
                                      INDEX


       ITEM                                                                                                PAGE
       ----                                                                                                ----
                                                     PART I
         1.         Business                                                                               3

         2.         Properties                                                                             5

         3.         Legal Proceedings                                                                      5

         4.         Submission of Matters to a Vote of Security Holders                                    5


                                                    PART II

         5.         Market for Registrant's Common Equity and Related Stockholder Matters                  5

         6.         Selected Financial Data                                                                6

         7.         Management's Discussion and Analysis of Financial Condition and                        6
                    Results of Operations

         7A.        Quantitative and Qualitative Disclosures About Market Risk                             6

         8.         Financial Statements and Supplementary Data                                            6

         9.         Changes in and Disagreements with Accountants on Accounting and                        6
                    Financial Disclosure


                                                    PART III

         10.        Directors and Executive Officers of the Registrant                                     6

         11.        Executive Compensation                                                                 6

         12.        Security Ownership of Certain Beneficial Owners and Management                         7

         13.        Certain Relationships and Related Transactions                                         7


                                                    PART IV

         14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                   7 - 11

                    Signatures                                                                            12

                                     PART I
       ITEM 1 - BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS


Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial") are described below. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 10-24) in BOK Financial's 1998 Annual Report to Shareholders. Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 34) in BOK Financial's 1998 Annual Report to Shareholders.

                        NARRATIVE DESCRIPTION OF BUSINESS

BOK Financial is a bank holding company whose activities are limited by the Bank Holding Company Act of 1956, as amended ("BHCA") to banking, certain bank-related services and activities, and managing or controlling banks. BOK Financial's banking and bank-related activities are primarily performed through Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque N.A., and Bank of Arkansas, N.A.. Other significant operating subsidiaries include BOSC, Inc., which is a full-service securities firm with specialized expertise in public and municipal finance, asset-backed securities and private placements, and BOK Capital Services Corporation, which provides leasing and mezzanine financing. Other nonbank subsidiary operations are not significant. As of December 31, 1998, BOK Financial and its subsidiaries had 2,758 full-time equivalent employees.

                                INDUSTRY SEGMENTS

BOK Financial operates four principal lines of business, corporate banking, consumer banking, mortgage banking and trust services which in the aggregate account for more than 75% of total revenue. Discussion of these principal lines of business is incorporated by reference to Lines of Business in "Management's Assessment of Operations and Financial Condition " (pages 13 - 14) and Note 17 of "Notes to Consolidated Financial Statements" (pages 46 - 49) in BOK Financial's 1998 Annual Report to Shareholders.

                                   COMPETITION

The banking industry in each of our markets is highly competitive. BOK Financial, through four subsidiary banks, competes with other banks in obtaining deposits, making loans and providing additional services related to banking.

BOk is the largest banking subsidiary of BOK Financial. It has the number one market share in Oklahoma and a leading market position in nine of the 11 Oklahoma counties in which it operates. BOk competes with two super-regional banks and numerous locally owned banks in both metropolitan areas, as well as several locally owned small community banks in every other community in which we do business throughout the rest of the state.

BOK Financial competes in the Dallas-Ft. Worth combined metropolitan area, in the Albuquerque, New Mexico market, and in Fayetteville, Arkansas through subsidiary banks. Bank of Texas, N.A., competes against numerous financial institutions, including some of the largest in the U.S. Bank of Texas's market share is approximately 1%. After giving effect to pending acquisitions, Bank of Texas's market share is expected to increase to approximately 2%. Bank of Albuquerque, N.A., was formed in December, 1998 to acquire $465 million in deposits in a forced divestiture associated with the NationsBank/Bank of America merger. Bank of Albuquerque has a number four market share position in the City of Albuquerque behind Bank of America and two other super-regional competitors, followed by several locally-owned smaller community banks. Bank of Arkansas, N.A., operates as a community bank serving Benton and Washington counties in Arkansas. It currently has $87 million in deposits and a Loan portfolio of approximately $96 million.

Additional legislation, judicial and administrative decisions also may affect the ability of banks to compete with each other as well as with other businesses. These statutes and decisions may tend to make the operations of various financial institutions more similar and increase competition among banks and other financial institutions or limit the ability of banks to compete with other businesses. Management currently cannot predict whether and, if so, when any such changes might occur or the impact any such changes would have upon the income or operations of BOK Financial or its subsidiaries, or upon the regional banking environment in our markets.

                           SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following information, to the extent it describes statutory or regulatory provisions, is qualified in its entirety by reference to the particular statutory and regulatory provisions. It is not possible to predict the changes, if any, that may be made to existing banking laws and regulations or whether such changes, if made, would have a materially adverse effect on the business and prospects of BOK Financial, BOk, Bank of Texas, Bank of Albuquerque, or Bank of Arkansas.

BOK FINANCIAL

As a bank holding company, BOK Financial is subject to regulation under the BHCA and to supervision by the Board of Governors of the Federal Reserve System (the "Reserve Board"). Under the BHCA, BOK Financial files with the Reserve Board an annual report and such other additional information as the Reserve Board may require. The Reserve Board may also make examinations of BOK Financial and its subsidiaries.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company whose activities the Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Reserve Board weighs the Community Reinvestment Act activities of the bank holding company and the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 1998, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 6.57%, 7.80% and 11.96%, respectively.

BANK SUBSIDIARIES

BOk, Bank of Texas, Bank of Albuquerque, and Bank of Arkansas are national banking associations and are subject to the National Banking Act and other federal statutes governing national banks. Under federal law, the Office of the Comptroller of the Currency ("Comptroller") charters, regulates and serves as the primary regulator of national banks. In addition, the Comptroller must approve certain corporate or structural changes, including an increase or decrease in capitalization, payment of dividends, change of place of business, establishment of a branch and establishment of an operating subsidiary. The Comptroller performs its functions through national bank examiners who provide the Comptroller with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable laws, rules and regulations. The National Banking Act authorizes the Comptroller to examine every national bank as often as necessary. Although the Comptroller has primary supervisory responsibility for national banks, such banks must also comply with Reserve Board rules and regulations as members of the Federal Reserve System.

Bank of Arkansas is also subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate. The rate on consumer loans is five percent above the discount rate or seventeen percent, whichever is lower.

BOk, Bank of Texas, Bank of Albuquerque, and Bank of Arkansas are insured by the FDIC and are required to pay certain fees and premiums to the Bank Insurance Fund ("BIF"). The BIF has implemented a risk-related insurance system for determining premiums to be paid by a bank. Each bank is placed in one of nine risk categories based on its level of capital and supervisory rating with the well-capitalized banks with the highest supervisory rating paying a premium of 0.00% of deposits and the critically undercapitalized banks paying up to 0.27% of deposits. Also, approximately 17% of BOK Financial's total deposits at December 31, 1998 were acquired through Oakar transactions and are insured through the Savings Association Insurance Fund ("SAIF"). The Deposit Insurance Funds Act of 1996 was enacted on September 30, 1996, which recapitalized the SAIF and implemented a risk-related insurance system identical to the BIF system discussed above. In addition, the Deposit Insurance

Fund Act of 1996 implemented an additional assessment on BIF and SAIF deposits, the Financing Corporation ("FICO") Quarterly Payment, which is not tied to the BIF risk classification. The FICO BIF annual rate at December 31, 1998 was 1.22 basis points and the FICO SAIF annual rate was 6.10 basis points.

Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 1998, BOk's, Bank of Texas's, Bank of Albuquerque's and Bank of Arkansas's leverage and risk-based capital ratios were well above the required minimum ratios. Additional discussion regarding regulatory capital is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" (page 45) in BOK Financial's 1998 Annual Report to Shareholders.

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


ITEM 2 - PROPERTIES

BOK Financial, through BOk, BOk's subsidiaries, Bank of Texas, Bank of Albuquerque and Bank of Arkansas, owns improved real estate that was carried at $44 million, net of depreciation and amortization, as of December 31, 1998. BOK Financial conducts its operations through 62 banking and 4 nonbanking locations in Oklahoma, 5 banking and 2 nonbanking locations in Texas, 17 banking locations in New Mexico, and 4 banking and 2 nonbanking locations in Arkansas as of December 31, 1998. BOk's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 13 of "Notes to Consolidated Financial Statements" (pages 38 and 44, respectively) of BOK Financial's 1998 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.


ITEM 3 - LEGAL PROCEEDINGS

The information set forth in Note 13 of "Notes to Consolidated Financial Statements" (page 44) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1998.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 1998, common shareholders of record numbered 1,198 with 45,037,558 shares outstanding.

During 1998, BOK Financial declared a 3% stock dividend in respect of its Common Stock payable in shares of Common Stock. The dividend was payable on November 25, 1998 to shareholders of record on November 8, 1998.

On January 26, 1999, BOK Financial declared a two-for-one stock split effected in the form of a 100% stock dividend for common stockholders on record on February 8, 1999 to be paid on February 22, 1999.

BOK Financial's quarterly market information follows:


                        First     Second     Third      Fourth
                      --------   --------   --------   --------
             1998:
               Low    $  19.50   $  22.69   $  20.25   $  21.30
               High      25.38      26.63      24.50      24.03

             1997:
               Low    $  12.88   $  14.63   $  16.38   $  19.41
               High      15.75      18.00      20.25      22.00

On February 25, 1998, BOK Financial announced that its board of directors approved a common stock repurchase program to purchase up to 200,000 shares. The purchases were made from time-to-time in accordance with SEC Rule 10(b)18 transactions. This program was terminated on December 31, 1998.

The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 9), "Table 10 - Selected Quarterly Financial Data" (page
17) and Note 15 of "Notes to Consolidated Financial Statements" (page 45) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 9) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 10 - 24), "Annual Financial Summary - Unaudited" (pages 54 - 55) and "Quarterly Financial Summary Unaudited" (pages 56
- 57) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Market Risk" (pages 22 -24) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data regarding quarterly results of operations set forth under the caption "Table 10 Selected Quarterly Financial Data" (page 17) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 1999 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 27, 1999 ("1999 Annual Proxy Statement") is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in BOK Financial's 1999 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 1999 Annual Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in BOK Financial's 1999 Annual Proxy Statement is incorporated herein by reference.

The information set forth under Notes 3, 5 and 9 of "Notes to Consolidated Financial Statements" (pages 35, 37, and 40, respectively) of BOK Financial's 1998 Annual Report to Shareholders is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS FILED.

The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.


                                                                     EXHIBIT 13
                                                                  1998 ANNUAL REPORT
                      DESCRIPTION                                    PAGE NUMBER
                      -----------                                    -----------
      Consolidated Selected Financial Data                                9

      Selected Quarterly Financial Data                                  17

      Report of Management on Financial Statements                       25

      Report of Independent Auditors                                     25

      Consolidated Statements of Earnings                                26

      Consolidated Balance Sheets                                        27

      Consolidated Statements of Changes in Shareholders' Equity      28-29

      Consolidated Statements of Cash Flows                              30

      Notes to Consolidated Financial Statements                      31-53

      Annual Financial Summary - Unaudited                            54-55

      Quarterly Financial Summary - Unaudited                         56-57

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

10.7.5 BOK Financial Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No.
                  33-32642

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

10.24 Purchase and Assumption Agreement between Bank of America National Trust and Savings Association and BOK Financial Corporation dated July 27, 1998.

10.25 Merger Agreement among BOK Financial Corporation, BOKF Merger Corporation No. Seven, First Bancshares of Muskogee, Inc., First National Bank and Trust Company of Muskogee, and Certain Shareholders of First Bancshares of Muskogee, Inc. dated December 30, 1998.

13.0 Annual Report to Shareholders for the fiscal year ended December 31, 1998. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.


21.0              Subsidiaries of BOK Financial.

23.0              Consent of independent auditors - Ernst & Young LLP.

27.0              Financial Data Schedule for ended December 31, 1998

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

99.7              Undertakings incorporated by reference into S-8 Registration
                  Statement No. 33-32642 for BOK Financial Corporation 1998
                  Stock Option Plan, Incorporated by reference to Exhibit 99.7 of Form 10-K for the fiscal year ended December 31, 1997.

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

                                              BOK FINANCIAL CORPORATION

DATE: March 22, 1999                      BY: /s/ George B. Kaiser
     ------------------                       --------------------------
                                              George B. Kaiser,
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser                      /s/ Stanley A. Lybarger
----------------------------------        -------------------------------------
George B. Kaiser,                         Stanley A. Lybarger,
Chairman of the Board of Directors        Director, President and Chief
                                          Executive Officer

/s/ James A. White                        /s/ John C. Morrow
----------------------------------        -------------------------------------
James A. White,                           John C. Morrow
Executive Vice President and              Senior Vice President and Director of
Chief Financial Officer/Treasurer         Financial Accounting and Reporting

DIRECTORS

/s/ W. Wayne Allen                         /s/ Frank A. McPherson
----------------------------------         ------------------------------------
W. Wayne Allen                             Frank A. McPherson

/s/ James E. Barnes                        /s/ Steven E. Moore
----------------------------------         ------------------------------------
James E. Barnes                            Steven E. Moore

/s/ Sharon J. Bell
----------------------------------         ------------------------------------
Sharon J. Bell                             J. Larry Nichols

/s/ Glenn A. Cox                           /s/ Robert L. Parker, Sr.
----------------------------------         ------------------------------------
Glenn A. Cox                               Robert L. Parker, Sr.

/s/ Robert H. Donaldson                    /s/ James W. Pielsticker
----------------------------------         ------------------------------------
Robert H. Donaldson                        James W. Pielsticker

/s/ William E. Durrett                     /s/ E.C. Richards
----------------------------------         ------------------------------------
William E. Durrett                         E.C. Richards

/s/ James O. Goodwin                       /s/ James A. Robinson
----------------------------------         ------------------------------------
James O. Goodwin                           James A. Robinson

/s/ V. Burns Hargis                        /s/ L. Francis Rooney, III
----------------------------------         ------------------------------------
V. Burns Hargis                            L. Francis Rooney, III

/s/ Howard E. Janzen                       /s/ David J. Tippeconnic
----------------------------------         ------------------------------------
Howard E. Janzen                           David J. Tippeconnic

/s/ E. Carey Joullian, IV                  /s/ Tom E. Turner
----------------------------------         ------------------------------------
E. Carey Joullian, IV                      Tom E. Turner

/s/ Robert J. LaFortune                    /s/  Robert L. Zemanek
----------------------------------         ------------------------------------
Robert J. LaFortune                        Robert L. Zemanek

/s/ Philip C. Lauinger, Jr.
----------------------------------         ------------------------------------
Philip C. Lauinger, Jr.

                               INDEX TO EXHIBITS


Exhibit Number    Description of Exhibit
--------------    ----------------------
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

10.7.5 BOK Financial Corporation 1998 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No.
                  33-32642

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

10.23 Agreement and Plan of Merger among BOK Financial Corporation and First TexCorp., Inc. dated December 18, 1996, incorporated by reference to Exhibit 10.24 of S-4 Registration Statement
                  No. 333-16337.

10.24             Purchase and Assumption Agreement between Bank of America
                  National Trust and Savings Association and BOK Financial
                  Corporation dated July 27, 1998.

10.25             Merger Agreement among BOK Financial Corporation, BOKF Merger
                  Corporation No. Seven, First Bancshares of Muskogee, Inc.,
                  First National Bank and Trust Company of Muskogee, and Certain
                  Shareholders of First Bancshares of Muskogee, Inc. dated
                  December 30, 1998.

13.0              Annual Report to Shareholders for the fiscal year ended
                  December 31, 1998. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.


21.0              Subsidiaries of BOK Financial.

23.0              Consent of independent auditors - Ernst & Young LLP.

27.0              Financial Data Schedule for ended December 31, 1998

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

99.7              Undertakings incorporated by reference into S-8 Registration
                  Statement No. 33-32642 for BOK Financial Corporation 1998
                  Stock Option Plan, Incorporated by reference to Exhibit 99.7 of Form 10-K for the fiscal year ended December 31, 1997.