Form 10-Q
period 1999-03-31
BOK FINANCIAL CORP ET AL
filed 1999-05-17
CIK 875357

As filed with the Securities and Exchange Commission on May 17, 1999
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1999
                           Commission File No. 0-19341



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

Yes X   No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 45,148,328 shares of common stock ($.00006 par value) as of April 30, 1999.

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 1999


Index

Part I.  Financial Information
Management's Discussion and Analysis                                      2

Report of Management on Consolidated
     Financial Statements                                                15

Consolidated Statements of Earnings                                      16

Consolidated Balance Sheets                                              17

Consolidated Statements of Changes
     in Shareholders' Equity                                             18

Consolidated Statements of Cash Flows                                    19

Notes to Consolidated Financial Statements                               20

Financial Summaries - Unaudited                                          24

Part II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K                           26

Signature                                                                26


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $19.8 million or $0.38 per diluted common share for the first quarter of 1999 compared to $16.3 million or $0.31 per diluted common share for the first quarter of 1998. Returns on average assets were 1.19% for both the first quarters of 1999 and 1998. Returns on average equity were 15.75% and 14.89%, for the first quarter of 1999 and 1998, respectively

The increase in net income for the first quarter of 1999 was primarily due to increases of $8.0 million or 22% in fees and commissions revenue and $7.9 million or 19% in net interest revenue. These increases were partially offset by increases of $6.4 million or 11% in operating expenses.

Tangible Operating Results

Since inception, BOK Financial has completed several acquisitions that were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in future years into operating expense. Operating results excluding the impact of the amortization of these intangible assets are summarized below:


------------------------------------------------------------- -------------------------------
TABLE  1 - TANGIBLE OPERATING RESULTS
                                                              -------------------------------
              (Dollars in Thousands Except Share Data)              Three months ended
                                                              -------------------------------
                                                                March 31,       March 31,
                                                                   1999            1998
                                                              --------------- ---------------
  Net income                                                  $     19,817    $     16,313
  After-tax impact of amortization of intangible assets             2,889           2,072
------------------------------------------------------------- --------------- ---------------
  Tangible net income                                         $     22,706    $     18,385
------------------------------------------------------------- --------------- ---------------
  Tangible net income per diluted share                       $         0.44  $        0.35
------------------------------------------------------------- --------------- ---------------
  Tangible return on average shareholders' equity                   18.05%          16.78%
------------------------------------------------------------- --------------- ---------------
  Tangible return on average assets                                  1.36%           1.34%
------------------------------------------------------------- --------------- ---------------

Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $52.2 million for the first quarter of 1999 compared to $44.4 million for the first quarter of 1998, an increase of 18%. Average earning assets increased by $1.0 billion, including increases in average loans of $701 million and average securities of $306 million. Interest bearing liabilities increased $950 million, primarily due to increases in borrowed funds of $663 million. Interest bearing deposits increased $286 million. The growth in average earning assets in excess of the growth in interest bearing liabilities contributed $8.4 million to the increase in net interest revenue.

------------------------------------------------------------------------------
TABLE 2 - VOLUME/RATE ANALYSIS
(In thousands)

                                                    Three months ended
                                                    March 31, 1999/1998
                                           -----------------------------------
                                                           Change Due To (1)
                                                       -----------------------
                                                                      Yield
                                              Change      Volume      /Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                               $    3,833   $  4,596   $   (763)
  Trading securities                              533        572        (39)
  Loans                                         9,914     14,578     (4,664)
  Funds sold                                     (513)      (443)       (70)
------------------------------------------------------------------------------
Total                                          13,767     19,303     (5,536)
------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits         1,214      1,925       (711)
  Savings deposits                                 86        197       (111)
  Time deposits                                (2,183)      (116)    (2,067)
  Other borrowings                              6,804      8,922     (2,118)
  Subordinated debenture                          (19)         2        (21)
------------------------------------------------------------------------------
Total                                           5,902     10,930     (5,028)
------------------------------------------------------------------------------
  Tax-equivalent net interest revenue
    before nonrecurring foregone interest       7,865      8,373       (508)
  Non-recurring foregone interest                   -
 Change in tax-equivalent adjustment               (3)
------------------------------------------------------------------------------
Net interest revenue                       $    7,862
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.


Net interest margin, the ratio of net interest revenue to average earning assets, was 3.57% for the first quarter of 1999 compared to 3.65% for the first quarter of 1998 and 3.72% for the fourth quarter of 1998. The primary reason for the decrease in the net interest margin was the securitization sale of approximately $100 million of automobile loans in the first quarter of 1999. These loans had an average yield to BOK Financial of 9.23%, which is greater than the overall yield on average earning assets. Additionally, the sale was structured so that BOK Financial was required to carry a non-earning asset on its balance sheet for 36 days during the quarter. This caused approximately 14 basis points of the decrease in the net interest margin. The effect of the sale of these loans was partially offset by a decrease in the cost of interest bearing liabilities, primarily certificates of deposit and borrowed funds.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the first quarter of 1999, this strategy resulted in a 46 basis point decrease in net interest margin. However, this strategy contributed $2.9 million to net interest revenue. As more fully discussed in the Market Risk section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy.


Other Operating Revenue

Other operating revenue increased $6.1 million or 15% compared to the same quarter of 1998. Total fees and commissions, which are included in other operating revenue, increased $8.0 million or 22%. All categories of fee income, except mortgage banking revenue, showed increases over the first quarter of 1998. Most notably, other revenue increased $2.3 million due primarily to a $1.6 million increase in underwriting and advisory fees for BOSC, Inc. Other increases reflected continued growth in BOK Financial's overall business activity. The decrease in mortgage banking revenue was due to lower servicing revenue. Servicing revenue was $7.9 million and $8.5 million, respectively, for the first quarters of 1999 and 1998. Lower interest rates during most of 1998 and the first quarter of 1999 increased the number of borrowers that refinanced their mortgage loans. This refinancing activity reduced the amount of loans serviced by BOK Financial and the servicing revenue. Gain on the sale of other assets included $752 thousand from the sale of an interest in a local bank.

-------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)

                                                             Three Months Ended
                                   -------------------------------------------------------------------
                                       March 31,    Dec. 31,    Sept. 30,      June 30,    March 31,
                                         1999        1998         1998          1998         1998
                                   -------------------------------------------------------------------

Brokerage and trading revenue       $    4,347  $    4,010   $    4,109    $    4,051   $    3,131
Transaction card revenue                 7,555       6,360        6,516         6,010        5,540
Trust fees and commissions               7,762       7,650        7,751         7,654        6,884
Service charges and fees
  on deposit accounts                    9,159       9,094        8,015         7,440        7,638
Mortgage banking revenue                 9,195      10,543       10,929        10,940        9,321
Leasing revenue                          1,868       1,897        1,749         1,804        1,661
Other revenue                            5,014       2,296        3,239         3,017        2,685
------------------------------------------------------------------------------------------------------
  Total fees and commissions            44,900      41,850       42,308        40,916       36,860
------------------------------------------------------------------------------------------------------
Gain on student loan sales                 529           -           14           119        1,415
Gain on loan securitization                270           -            -             -            -
Gain on sale of other assets               892           -            -             -            -
Gain on securities                         274       2,967          538         3,320        2,512
------------------------------------------------------------------------------------------------------
  Total other operating revenue     $   46,865  $   44,817   $   42,860    $   44,355   $   40,787
------------------------------------------------------------------------------------------------------

Other Operating Expenses

Operating expenses for the first quarter of 1999 increased $6.4 million or 11% compared to the first quarter of 1998. The first quarter of 1999 includes operating expenses of $6.1 million for the Bank of Albuquerque, which did not exist in the first quarter of 1998. The first quarter of 1998 included charges of $2.3 million for the cost of stock contributed to the BOk Charitable Foundation and $3.0 million for a provision for the possible impairment of mortgage servicing rights. The discussion following Table 4 of other operating expenses excludes these charges for both 1999 and 1998 to improve comparability.

---------------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)

                                                                       Three Months Ended
                                  -----------------------------------------------------------------------------------
                                      March 31,       Dec. 31,        Sept. 30,        June 30,         March 31,
                                        1999            1998            1998             1998              1998
                                  -----------------------------------------------------------------------------------

Personnel                         $     31,106    $    29,384    $     26,067      $    25,715      $     24,829
Business promotion                       2,459          2,619           1,862            1,662             1,897
Contribution of stock to BOK
   Charitable Foundation                     -              -               -                -             2,257
Professional fees/services               1,839          3,131           2,622            2,308             1,596
Net occupancy, equipment
  and data processing                   12,996         12,437          10,574           10,594             9,214
FDIC and other insurance                   315            335             270              345               310
Printing, postage and supplies           2,751          2,659           2,267            2,223             2,047
Net gains and operating
  expenses on repossessed assets        (1,296)           (91)            (19)            (315)              (55)
Amortization of intangible
  assets                                 3,245          2,529           2,268            2,272             2,302
Mortgage banking costs                   5,304          7,262           6,374            6,290             6,023
Provision for impairment of
   mortgage servicing rights                 -         (4,290)              -           (1,000)            3,000
Other expense                            4,874          4,846           4,552            3,710             3,773
---------------------------------------------------------------------------------------------------------------------
  Total                            $    63,593    $    60,821     $    56,837      $    53,804      $     57,193
---------------------------------------------------------------------------------------------------------------------

Personnel costs increased $4.3 million due to increased staffing, normal compensation increases and increased incentive compensation. Staffing on a full-time equivalent ("FTE") basis increased by 211 employees while average compensation per FTE increased by 3.9%. Incentive compensation, which varies directly with revenue increased $909 thousand to $3.6 million for the quarter. The increase in incentive compensation was due to growth in revenue over pre-determined targets and growth in the number of business units covered by incentive plans. Occupancy, equipment and data processing costs increased $2.7 million or 29%, which included increases of $922 thousand in net occupancy costs and $1.4 million in data processing costs. The increase in net occupancy costs was due primarily to a decrease in rental income on bank premises of $574 thousand. A significant portion of BOK Financial's data processing is outsourced to third parties. Therefore, data processing costs are directly related to the volume of transactions processed.


---------------------------------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                                                    Three Months Ended
                                      -------------------------------------------------------------------------------
                                           March 31,      Dec. 31,        Sept. 30,       June 30,       March 31,
                                             1999           1998            1998           1998            1998
                                      -------------------------------------------------------------------------------

Total other operating expense          $    63,593    $    60,821     $    56,837     $    53,804    $    57,193
Contribution of stock to BOk
  Charitable Foundation                          -              -               -               -         (2,257)
Provision for impairment of mortgage
   servicing rights                              -          4,290               -           1,000         (3,000)
Net gains and operating costs from
   repossessed assets                        1,296             91              19             315             55
---------------------------------------------------------------------------------------------------------------------
  Total                                $    64,889    $    65,202     $    56,856     $    55,119    $    51,991
---------------------------------------------------------------------------------------------------------------------


LINES OF BUSINESS

BOK Financial operates four principal lines of business, corporate banking, consumer banking, mortgage banking and trust services. Other lines of business include the TransFund ATM system, BOSC, Inc., Bank of Arkansas, Bank of Texas and Bank of Albuquerque.

CORPORATE BANKING

Corporate banking contributed $10.6 million or 53% of consolidated net income for the first quarter of 1999 compared to $7.7 million or 47% of consolidated net income for the first quarter of 1998. Revenue increased 15% due to increased loan volumes while operating expenses decreased by $640 thousand.

Table 6  Corporate Banking
              (In Thousands)

                                    Three months ended March 31,
                                 -----------------------------------
                                      1999                1998
                                 ----------------    ----------------
Total revenue                       $     26,475      $      23,044
Operating expense                          9,772             10,412
Net income                                10,572              7,703

Average assets                        $2,598,249         $2,044,630
Average equity                           293,600            247,068

Return on assets                            1.65%              1.53%
Return on equity                           14.60              12.64
Efficiency ratio                           36.91              45.18

CONSUMER BANKING

Consumer banking contributed $3.1 million or 16% of consolidated net income for the first quarter of 1999 compared to $2.1 million or 13% of consolidated net income for the first quarter of 1998. Total revenue, which consists primarily of intercompany credit for funds provided to other divisions of BOK Financial and fees generated by various services, increased $1.1 million or 6% compared to the first quarter of 1999. Operating expenses decreased $283 thousand for the same period.


Table 7  Consumer Banking
              (In Thousands)

                                    Three months ended March 31,
                                 -----------------------------------
                                      1999                1998
                                 ----------------    ----------------
Total revenue                       $     17,693      $      16,625
Operating expense                         11,975             12,258
Net income                                 3,112              2,143

Average assets                        $1,886,641         $1,932,739
Average equity                            43,432             44,813

Return on assets                            0.67%              0.45%
Return on equity                           29.06              19.39
Efficiency ratio                           67.68              73.73


MORTGAGE BANKING

Mortgage banking contributed $1.0 million or 5% of consolidated net income for the first quarter of 1999 compared to a 901 thousand loss for the first quarter of 1998. The loss in 1998 was primarily due to a $3.0 million provision for the impairment of mortgage servicing rights. Total revenue decreased $160 thousand due to a $644 thousand decrease in servicing revenue. The decrease in servicing revenue was partially offset by an increase in gains of the sale of mortgage loans.

Capitalized mortgage servicing rights totaled $92.3 million at March 31, 1999 compared to $69.2 million at December 31, 1998. The increase in capitalized servicing rights was due to $15.3 million in hedging losses and $10.9 million in costs of newly acquired servicing rights, less amortization. At March 31, 1999, realized hedging gains totaled $9.6 million, net of accumulated amortization, while unrealized losses on open hedging positions totaled $3.1 million.

Table 8  Mortgage Banking
              (In Thousands)

                                    Three months ended March 31,
                                 -----------------------------------
                                      1999                1998
                                 ----------------    ----------------
Total revenue                       $     10,920      $      11,080
Operating expense                          9,261              9,501
Provision for impairment of
   mortgage servicing assets                   -              3,000
Net income                                 1,013               (901)

Average assets                       $   305,660        $   378,799
Average equity                            25,705             29,505

Return on assets                            1.34%             (0.96)%
Return on equity                           15.98             (12.38)
Efficiency ratio                           84.81              85.75


TRUST SERVICES

Trust services contributed $1.6 million or 8% of consolidated net income for the first quarter of 1999 compared to $1.4 million or 8% of consolidated net income for the first quarter of 1998. Revenue from trust services increased $1.6 million or 15% for the quarter while operating expenses increased $1.3 million or 15%. Personnel expenses accounted for $1.0 million of the increase in operating expenses.


Table 9  Trust Services
              (In Thousands)

                                    Three months ended March 31,
                                 -----------------------------------
                                      1999                1998
                                 ----------------    ----------------
Total revenue                       $     12,472      $      10,883
Operating expense                          9,880              8,573
Net income                                 1,584              1,380

Average assets                       $   306,223       $    274,766
Average equity                            33,542             27,657

Return on assets                            2.10%              2.04%
Return on equity                           19.15              20.24
Efficiency ratio                           79.22              78.77


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

BOK Financial's Year 2000 efforts are under the direction of the Year 2000 Oversight Committee, comprised of various members of executive management, as well as a Year 2000 Project Team, which includes representatives from BOK Financial's major business units. Both groups meet on a regular basis to monitor and discuss continuing Year 2000 developments. The Board of Directors recognizes the importance of and supports these Year 2000 initiatives.

The Federal Financial Institution Examination Council ("FFIEC") provides regulatory guidance on BOK Financial's and other financial institutions' Year 2000 compliance. In addition to other requirements, the FFIEC requires that testing of mission-critical systems be substantially complete by June 30, 1999. BOK Financial is well ahead of the FFIEC guidelines. Testing has been successfully completed on all mission-critical, information technology systems. For all mission-critical, non-information technology systems, we have either completed testing, satisfactorily, or have received written representations as to Year 2000.

FFIEC guidelines also require financial institutions to substantially complete the four phases of the Year 2000 business resumption contingency planning process no later than June 30, 1999. BOK Financial's Year 2000 Project Team is focused on preparation for the Year 2000 event. Plans are being finalized to address certain situations that may arise as a result of internal or external disruptions. These plans will be completed by June 30, 1999, and will include a definition of and a plan to address the most reasonably likely worst case scenario. These plans will be simulated or otherwise validated during the third quarter of 1999. System change control policies require that new enhancements or initiatives within the company or at our outsourced providers be tested for Year 2000 compliance prior to introduction to our processing environment. This policy includes severe limitations on all changes from October 1, 1999 through February 29, 2000. Finally, plans are being developed to have key resources available throughout all high risk processing periods during December, 1999 and January and February, 2000. Additional costs to prepare for Year 2000 are not expected to be significant.

 BOK Financial has also communicated with large customers to determine what steps they have undertaken to ensure they are prepared for Year 2000. This effort has enabled BOK Financial to adopt contingency plans related to the possible effects of the Year 2000 issue on the credit risk of its borrowers, cash flow disruptions of its funds providers, and its overall liquidity needs. BOK Financial has included the potential effect of Year 2000 on the credit risk of its borrowers in determining the adequacy of its loan loss reserve.

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

Assessment of Financial Condition

The aggregate loan portfolio at March 31, 1999 increased $39 million to $3.6 billion during the first quarter of 1999. Approximately $100 million of automobile loans and $52 million of student loans, both of which were reported as consumer loans, were sold during the quarter. Commercial loans increased $148 million and commercial real estate loans increased $48 million, respectively.

While BOK Financial continues to increase geographic diversification through expansion in the Dallas, Texas and Albuquerque, New Mexico areas, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by the primary industry of the borrowers are presented in Table 10. Agriculture includes loans totaling $190 million to the cattle industry and services includes loans totaling $113 million to the hotel industry. Commercial real estate loans are secured primarily by properties in the Tulsa or Oklahoma City metropolitan areas. The major components of other real estate loans are office buildings, $167 million and retail facilities, $126 million.

------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)

                                      March 31,      Dec 31,      Sept. 30,       June 30,   March 31,
                                        1999          1998          1998            1998        1998
                                    ------------------------------------------------------------------
Commercial:
  Energy                             $   483,460   $  467,259    $   359,986  $   315,051 $   324,052
  Manufacturing                          275,815      240,633        229,495      223,540     222,385
  Wholesale/retail                       305,897      264,691        280,917      275,544     250,702
  Agricultural                           207,502      155,103        143,061      133,148     159,324
  Services                               628,952      615,285        533,550      496,347     473,684
  Other commercial and industrial        188,039      198,385        127,017      138,278     139,516
Commercial real estate:
  Construction and land development      202,282      172,258        149,679      139,323     123,412
  Multifamily                            188,075      178,217        150,150      115,821      95,335
  Other real estate loans                402,116      393,578        339,314      310,417     283,329
Residential mortgage:
  Secured by 1-4 family
    residential properties               464,722      482,097        442,443      390,765     404,481
  Residential mortgages held for          80,176       98,616         82,200       98,912     118,777
    sale
Consumer                                 164,362      285,819        230,702      245,722     241,299
------------------------------------------------------------------------------------------------------
  Total                              $ 3,591,398   $3,551,941    $ 3,068,514  $ 2,882,868 $ 2,836,296
------------------------------------------------------------------------------------------------------


SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $68 million at March 31, 1999 and $65 million at December 31, 1998. This represents 1.94% and 1.88% of total loans, excluding loans held for sale, at March 31, 1999 and December 31, 1998, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 11 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------------------------------------------
TABLE 11 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                  ---------------------------------------------------------------------------------
                                       March 31,      Dec. 31,        Sept. 30,       June 30,        March 31,
                                         1999           1998            1998            1998             1998
                                  ---------------------------------------------------------------------------------
Beginning balance                  $      64,931  $      62,131   $      57,782   $      54,839   $      53,101
 Loans charged-off:
  Commercial                                   2              -             532           1,339             172
  Commercial real estate                      35          1,132              50              92               -
  Residential mortgage                         1             33              28              19              50
  Consumer                                 1,162             54             888             845           1,305
-------------------------------------------------------------------------------------------------------------------
  Total                                    1,200          2,158           1,498           2,295           1,527
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                133             33             796             534             120
   Commercial real estate                    236            516             551             170             161
   Residential mortgage                        -              -               -              80              82
   Consumer                                  489            382             499             501             432
-------------------------------------------------------------------------------------------------------------------
    Total                                    858            931           1,846           1,285             795
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                        342          1,227            (348)          1,010             732
 Provision for loan losses                 3,370          4,027           4,001           3,953           2,470
-------------------------------------------------------------------------------------------------------------------
Ending balance                     $      67,959  $      64,931   $      62,131   $      57,782   $      54,839
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                          1.94           1.88            2.08            2.08            2.02
 Net loan losses (annualized)
  to average loans (1)                      0.04           0.09           (0.05)           0.14            0.10
-------------------------------------------------------------------------------------------------------------------
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the reserve for loan losses is assessed by management based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and includes probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon a statistical migration analysis for each category of loans, and unallocated reserves that are based upon an analysis of current economic conditions, loan concentrations, portfolio growth, and other relevant factors. An independent Credit Administration department is responsible for performing this evaluation for all of BOK Financial's subsidiaries to ensure that the methodology is applied consistently.

All significant criticized loans are reviewed quarterly with written documentation. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At March 31, 1999, specific impairment reserves totaled $1.5 million.

The adequacy of general loan loss reserves is determined primarily through an internally developed migration analysis model. Management uses an eight-quarter aggregate accumulation of net loan losses as the basis for this model. Greater emphasis is placed on net loan losses in the more recent periods. This model is used to assign general loan loss reserves to commercial loans and leases, residential mortgage loans and consumer loans. All loans, leases and letters of credit are allocated a migration factor by this model. Management can override the general allocation only by utilizing a specific allocation that is greater than the general allocation.

A nonspecific allowance for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At March 31, 1999, the loss potential ranges for the more significant factors are:

Concentration of large loans - $2.1 million to $4.1 million General economic conditions - $1.4 million to $2.8 million
Loan portfolio growth and expansion into new markets - $1.8 million to $3.5 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate allowance for loan losses. These provisions were $3.4 million for the first quarter of 1999 compared to $2.5 million for the first quarter of 1998.

NON-PERFORMING ASSETS

Information regarding non-performing assets, which were $20 million at March 31,
1999  and  $18  million  at  December   31,  1998  is  presented  in  Table  12.
Non-performing loans include non-accrual loans and renegotiated loans.

---------------------------------------------------------------------------------------------------------------------
TABLE 12 - NONPERFORMING ASSETS
(In thousands)
                                                  March 31,      Dec. 31,     Sept. 30,    June 30,      March 31,
                                                    1999          1998          1998         1998           1998
                                              -----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                  $     9,677    $     8,386  $     8,430  $     9,045   $    12,556
   Commercial real estate                            2,522          1,684        2,105        2,473         2,824
   Residential mortgage                              1,490          1,928        2,410        2,072         2,243
   Consumer                                          1,318          1,118        1,068        1,145         1,192
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                          15,007         13,116       14,013       14,735        18,815
Renegotiated loans                                       -              -            -            -             -
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        15,007         13,116       14,013       14,735        18,815
Other nonperforming assets                           4,820          4,600        4,353        5,590         5,366
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                    $    19,827    $    17,716  $    18,366  $    20,325   $    24,181
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  Nonperforming loans                              452.85%        495.05%      443.38%      392.14%       291.46%
 Nonperforming loans to
  Period-end loans (2)                               0.43           0.38         0.47         0.53          0.69
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                 $    12,917    $     9,414  $     15,594  $    21,568  $     18,330
---------------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed
        by agencies of the U.S. Government    $     7,674    $     8,122  $     8,449  $     7,569   $     7,240
    Excludes residential mortgages
guaranteed
        by agencies of the U.S. Government in
        foreclosure.                                7,099          6,953        9,742        9,818         8,766
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------


The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Non-performing Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At March 31, 1999, loans totaling $71 million were assigned by management to the substandard risk category and loans totaling $25 million were assigned to the special mention risk category, compared to $60 million and $31 million, respectively, at December 31, 1998.

MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices. Additionally, the financial instruments subject to market risk can be classified either as held for trading or held for purposes other than trading.


BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its portfolio of assets held for purposes other than trading and trading assets. The effect of other changes, such as foreign exchange rates, commodity prices or equity prices, do not pose a material market risk to BOK Financial. The responsibility for managing market risk rests with the Asset/Liability Committee which operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing, the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights, and the 10-year U.S. Treasury rate which affects the value of the mortgage servicing hedges. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, is included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At March 31, 1999 and 1998, this modeling indicated interest rate sensitivity as follows:

--------------------------------------------------------------------------------------------------------------------
Table 13 - Interest Rate Sensitivity
                (Dollars in Thousands)

                                    200 bp Increase                200 bp Decrease                Most Likely
                                -------------------------     --------------------------    ------------------------
                                   1999         1998             1999          1998             1999        1998
                                ------------ ------------     ------------ -------------    ------------- ----------
Anticipated impact over the next twelve months:
   Net interest revenue         $    (1,394)    $    2,491       $   (477)   $   (3,130)      $     (69)    $  (736)
                                       (0.6)%          1.3%          (0.2)%        (1.6)%           0.0%       (0.4)%
------------------------------- -------------- ------------- --- ----------- ------------- --- ----------- -----------
   Net income                   $   (1,171)     $    5,075       $ (1,772)   $  (26,987)      $     (80)    $  (410)
                                      (1.3)%           6.7%          (2.0)%       (35.6)%            0.0%      (0.5)%
------------------------------- -------------- ------------- --- ----------- ------------- --- ----------- -----------
   Economic value of equity      $ (86,488)     $   (9,092)      $  4,251    $   (7,780)      $  (11,192)   $ 4,717
                                     (10.0)%          (1.3)%          0.5%         (1.0)%           (1.3)%      0.7%
------------------------------- -------------- ------------- --- ----------- ------------- --- ------------ ----------

The estimated changes in interest rates on net interest revenue or net income is not projected to be significant within the +/- 200 basis point range of assumptions. However, this modeling indicated that under the 200 basis point increase scenario, BOK Financial's economic value of equity would decrease by $86.5 million due primarily to the effect of rising interest rates on the value of the securities portfolio.

BOK Financial hedges its loss exposure from the prepayment of mortgage loans that it services through the use of futures contracts, call options and put options. These derivatives are based upon 10-year U.S. Treasury securities. The changes in value of these derivatives have a highly correlated, inverse relation to changes in value of the mortgage servicing rights. The interest rate sensitivity of the mortgage servicing portfolio and the related hedge is modeled over a range of + or - 50 basis points. At March 31, 1999, the pre-tax results of this modeling are as follows:

                                    50 bp increase       50 bp decrease
                                   -----------------    ------------------
Anticipated change in:
Mortgage servicing rights            $      8,014       $    (12,437)
Hedging instruments                       (11,123)             9,770
                                   =================    ==================
Net                                  $    ( 3,109)      $     (2,667)
                                   =================    ==================

The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue, net income or economic value of equity or precisely predict the impact of higher or lower interest rates on net interest revenue, net income or economic value of equity. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. For the first quarter of 1999, income from these swaps exceeded the cost of the swaps by $227 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------
TABLE 14 - INTEREST
RATE SWAPS
(In thousands)
                      Notional       Pay            Receive          Fair
                       Amount        Rate            Rate           Value
                   -------------------------------------------------------------
Expiration:
  1999                 7,000         5.06 %(1)     6.80%                59
  2001                 4,292         5.03 (1)      4.94 (1)             25
  2002                 7,660         6.21          4.94 (1)           (156)
  2003                41,053    4.82 - 5.99        4.94 (1)            360
  2004                23,553    5.65 - 5.95        4.94 (1)           (158)
  2005                 8,289     5.08 - 5.21       4.94 (1)            183
  2006                16,500         7.26 (1)      5.00 (1)           (826)
  2007               100,000         4.94(1)      6.75 - 6.80        6,032
  2007                14,372    5.23 - 7.47      4.94 - 5.00(1)       (452)
  2008                28,490    5.15 - 5.66        4.94 (1)            784
  2009                32,011    5.22 - 5.88        4.94 (1)            798
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.


Trading Activities

BOK Financial enters into trading account activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations, and other financial institutions. BOK Financial will also take trading positions in U.S. Treasury securities, mortgage-backed securities, municipal bonds and financial futures for its own account through BOk and BOSC. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading positions. The Risk Management Department monitors trading activity daily and reports to senior management and the Risk Overssight and Audit Committee of the Board of Directors on any exceptions to trading position limits and risk management policy.

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.
Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million and the VAR to $6.5 million. At March 31, 1999, the nominal aggregate trading positions was $30 million, the VAR was $1.2 million.


--------------------------------------------------------------------------------
TABLE 15 - CAPITAL RATIOS
                            March 31,   Dec.31,   Sept. 30,  June 30,  March 31,
                               1999       1998       1998       1998        1998
                             ---------------------------------------------------
Average shareholders' equity
  to average assets           7.56%      8.09        8.29%      8.18%     8.00%
Risk-based capital:
  Tier 1 capital               8.06       7.80        9.44       9.35      9.47
  Total capital               12.15      11.96       14.11      14.15     14.47
Leverage                       6.31       6.57        7.28       7.24      6.81


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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1998 Form 10-K to the Securities and Exchange Commission which contains audited financial statements.

-------------------------------------------- --- -------------- --- ------------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                               Three Months Ended
                                    March 31
                                                 -------------------------------
                                                     1999               1998
                                                 -------------- --- ------------
Interest Revenue
Loans                                         $    70,500        $    60,737
Taxable securities                                 31,212             27,235
Tax-exempt securities                               3,922              3,918
-------------------------------------------- --- -------------- --- ------------
   Total securities                                35,134             31,153
-------------------------------------------- --- -------------- --- ------------
Trading securities                                    696                163
Funds sold                                            178                691
-------------------------------------------- --- -------------- --- ------------
   Total interest revenue                         106,508             92,744
-------------------------------------------- --- -------------- --- ------------
Interest Expense
Deposits                                           32,500             33,383
Other borrowings                                   21,762             14,958
Subordinated debenture                              2,348              2,367
-------------------------------------------- --- -------------- --- ------------
   Total interest expense                          56,610             50,708
-------------------------------------------- --- -------------- --- ------------
Net Interest Revenue                               49,898             42,036
Provision for Loan Losses                           3,370              2,470
-------------------------------------------- --- -------------- --- ------------
Net Interest Revenue After
Provision for Loan Losses                          46,528             39,566
-------------------------------------------- --- -------------- --- ------------
Other Operating Revenue
Brokerage and trading revenue                       4,347              3,131
Transaction card revenue                            7,555              5,540
Trust fees and commissions                          7,762              6,884
Service charges and fees on deposit                 9,159              7,638
accounts
Mortgage banking revenue, net                       9,195              9,321
Leasing revenue                                     1,868              1,661
Other revenue                                       5,014              2,685
-------------------------------------------- --- -------------- --- ------------
Total fees and commissions revenue                 44,900             36,860
-------------------------------------------- --- -------------- --- ------------
Gain on sale of student loans                         529              1,415
Gain on loan securitization                           270                  -
Gain on sale of other assets                          892                  -
Securities gains, net                                 274              2,512
-------------------------------------------- --- -------------- --- ------------
Total other operating revenue                      46,865             40,787
-------------------------------------------- --- -------------- --- ------------
Other Operating Expense
Personnel                                          31,106             24,829
Business promotion                                  2,459              1,897
Contribution of stock to BOk
   Charitable     Foundation                            -              2,257
Professional fees and services                      1,839              1,596
Net occupancy, equipment & data processing         12,996              9,214
FDIC and other insurance                              315                310
Printing, postage and supplies                      2,751              2,047
Net(gains) losses, and operating
expenses of repossessed assets                     (1,296)               (55)
Amortization of intangible assets                   3,245              2,302
Mortgage banking costs                              5,304              6,023
Provision for impairment of mortgage
   servicing rights                                     -              3,000
Other expense                                       4,874              3,773
-------------------------------------------- --- -------------- --- ------------
Total other operating expense                      63,593             57,193
-------------------------------------------- --- -------------- --- ------------
Income Before Taxes                                29,800             23,160
Federal and state income tax                        9,983              6,847
-------------------------------------------- --- -------------- --- ------------
Net Income                                    $    19,817        $    16,313
================================================================================
Earnings Per Share:
Net Income
   Basic                                      $      0.43        $      0.35
-------------------------------------------- --- -------------- --- ------------
   Diluted                                    $      0.38        $      0.31
-------------------------------------------- --- -------------- --- ------------
Average Shares Used in Computation:
   Basic                                       45,096,353         45,228,538
-------------------------------------------- ------------------ ----------------
   Diluted                                     51,747,293         51,933,968
-------------------------------------------- ------------------ ----------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                   March 31,       December 31,         March 31,
                                                                     1999              1998              1998
                                                                 ---------------------------------------------------
ASSETS
Cash and due from banks                                        $      405,396   $      426,265    $      410,369
Funds sold                                                              8,031            9,151             5,450
Trading securities                                                     51,924           41,138            19,027
Securities:
  Available for sale                                                2,375,630        2,219,636         1,873,390
  Investment (fair value:  March 31, 1999 - $229,719;
    December 31, 1998 -$227,754;
    March 31, 1998 - $222,545)                                        230,190          227,777           221,825
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                2,605,820        2,447,413         2,095,215
--------------------------------------------------------------------------------------------------------------------
Loans                                                               3,591,398        3,551,941         2,836,296
Less reserve for loan losses                                           67,959           64,931            54,839
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         3,523,439        3,487,010         2,781,457
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                            86,662           81,965            58,109
Accrued revenue receivable                                             70,293           62,630            53,019
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: March 31, 1999 - $52,198;
  December 31, 1998 - $48,953;
  March 31, 1998 - $41,884)                                            93,933           95,935            65,494
Mortgage servicing rights                                              92,305           69,224            80,274
Real estate and other repossessed assets                                4,820            4,600             5,366
Other assets                                                          101,377           84,017            58,887
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $    7,044,000   $    6,809,348    $    5,632,667
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,082,443   $    1,126,860    $      978,490
Interest-bearing deposits:
  Transaction                                                       1,415,389        1,420,573         1,159,160
  Savings                                                             151,744          146,751           113,172
  Time                                                              1,693,359        1,685,046         1,768,552
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  4,342,935        4,379,230         4,019,374
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                        1,050,955        1,039,533           614,534
Other borrowings                                                      893,819          660,347           345,602
Subordinated debenture                                                148,504          146,921           148,388
Accrued interest, taxes and expense                                    55,784           57,357            41,217
Other liabilities                                                      32,796           20,846            14,917
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               6,524,793        6,304,234         5,184,032
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25               25                23
Common stock ($.00006 par value; 2,500,000,000
  Shares authorized;  shares issued and outstanding
March 31, 1999 - 45,165,849; December 31, 1998
  - 45,061,350; March 31, 1998 - 44,020,220)                                3                3                 3
Capital surplus                                                       234,387          233,022           209,748
Retained earnings                                                     281,264          261,822           234,567
Treasury stock (shares at cost: March 31, 1999 - 41,038;
  December 31, 1998 - 23,792;  March 31, 1998 - 222,818)                 (918)            (565)           (4,410)
Accumulated other comprehensive income                                  4,446           10,807             8,708
Less notes receivable from exercise of stock options                        -                -                (4)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        519,207          505,114           448,635
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $    7,044,000   $    6,809,348    $    5,632,667
====================================================================================================================

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS EQUITY
(In Thousands)


                                                        Accumulated
                      Preferred Stock   Common   Stock    Other                            Treasury  Stock
                    ------------------------------------Comprehensive Capital   Retained --------------------    Notes
                      Shares  Amount    Shares   Amount   Income      Surplus   Earnings   Shares   Amount    Receivable     Total
                    ----------------------------------------------------------------------------------------------------------------
 December 31, 1997   250,000   $  23     43,951  $    3   $ 10,691  $  208,325  $ 218,629   133    $ (2,190)   $   (4)    $ 435,477
Comprehensive income:
  Net income               -       -          -       -          -           -     16,313     -           -         -        16,313
  Other comprehensive
  income, net of tax:
    Unrealized gains
   (loss)on securities
   available for sale(1)   -       -          -       -     (1,983)          -          -     -           -         -        (1,983)
                                                                                                                         -----------
  Comprehensive income                                                                                                       14,330
                                                                                                                         -----------
Exercise of stock options  -       -         47       -          -         973          -    16        (346)        -           627
Preferred dividends paid
in shares of common stock  -       -         18       -          -         375       (375)    -           -         -             -
Director retainer shares   -       -          4       -          -          75          -     -           -         -            75
Treasury stock purchase    -       -          -       -          -           -          -    74      (1,874)        -        (1,874)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  March 31, 1998     250,000   $  23     44,020   $   3   $  8,708  $  209,748  $ 234,567   223    $ (4,410)   $   (4)    $ 448,635
====================================================================================================================================

Balances at
 December 31, 1998   250,000   $  25     45,061   $   3   $ 10,807  $  233,022  $ 261,822    24    $   (565)   $    -     $ 505,114
Comprehensive income:
  Net income               -       -          -       -          -           -     19,817     -           -         -        19,817
  Other Comprehensive
  Income, net of tax:
    Unrealized gains
    (loss)on securities
    available for sale(1)  -       -          -       -     (6,361)          -          -     -           -         -        (6,361)
                                                                                                                         -----------
Comprehensive income                                                                                                         13,456
                                                                                                                         -----------
Exercise of stock options  -       -         71       -          -         595          -    14        (285)        -           310
Issuance of common
  stock to Thrift Plan     -       -         14       -          -         322          -    (1)         33         -           355
Preferred dividends paid
 in shares of common stock -       -         17       -          -         375       (375)    -           -         -             -
Director retainer shares   -       -          3       -          -          73          -     -           -         -            73
Treasury stock purchase    -       -          -       -          -           -          -     1        (101)        -          (101)
------------------------------------------------------------------------------------------------------------------------------------

Balances at
  March 31, 1999     250,000   $   25    45,166    $  3    $ 4,446  $  234,387    281,264    41     $  (918)   $    -     $  519,207
====================================================================================================================================

(1)                                   March 31, 1999     March 31, 1998
                                      --------------     --------------
Reclassification adjustments:
  Unrealized losses on available        $     (6,449)        $    (214)
for sale securities
  Less:  reclassification
adjustment for gains realized
  Included in net income, net of tax             182             1,769
                                     --------------------------------------
Net unrealized losses on securities      $    (6,631)       $   (1,983)
                                     ======================================

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands Except Share Data)
                                                                       Three Months Ended
                                                                           March 31,
                                                              --------------------------------------
                                                                     1999                1998
                                                              --------------------------------------
Cash Flow From Operating Activities:
Net income                                                     $     19,817           $ 16,313
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                           3,370              2,470
  Depreciation and amortization                                      11,850              9,193
  Provision for impairment of mortgage servicing rights                   -              3,000
  Net amortization of  security discounts and premiums                  310                364
  Contribution of stock to BOk Charitable Foundation                      -              2,257
  Net gain on sale of assets                                         (5,599)            (5,590)
  Mortgage loans originated for resale                             (198,720)          (221,621)
  Proceeds from sale of mortgage loans held for resale              219,513            183,078
  Increase in trading securities                                     (2,738)           (14,028)
  Increase in accrued revenue receivable                             (7,663)            (2,264)
  Increase in other assets                                          (17,442)            (1,142)
  Increase in accrued interest, taxes and expense                     5,273              1,401
  Increase (decrease) in other liabilities                           11,339             (2,302)
----------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                     39,310            (28,871)
----------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                  19,375              7,364
  Proceeds from maturities of available for sale securities          91,087             97,875
  Purchases of investment securities                                (21,855)           (16,894)
  Purchases of available for sale securities                       (713,823)          (690,995)
  Proceeds from sales of available for sale securities              453,566            466,935
  Loans originated or acquired net or principal collected          (210,839)           (85,115)
  Proceeds from disposition of assets                               151,278             63,737
  Purchases of assets                                               (37,985)           (11,900)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                           (1,339)                 -
----------------------------------------------------------------------------------------------------
  Net cash used by investing activities                            (270,535)          (168,993)
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase (decrease) in demand deposits, transaction
    deposits, money market deposits, and savings accounts           (44,608)           138,605
  Net increase in certificates of deposit                             8,313            152,690
  Net increase (decrease) in other borrowings                       244,894            (65,766)
  Purchase of treasury stock                                           (101)            (1,874)
  Issuance of preferred, common and treasury stock, net                 738                702
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           209,236            224,357
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (21,989)            26,493
Cash and cash equivalents at beginning of period                    435,416            389,326
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $    413,427      $     415,819
----------------------------------------------------------------------------------------------------
Cash paid for interest                                         $     57,447      $      49,503
----------------------------------------------------------------------------------------------------
Cash paid for taxes                                            $      8,550      $         353
----------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                           $        840      $         701
----------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock           $        375      $         375
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ACCOUNTING POLICIES

Basis of Presentation
The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Albuquerque, N.A., and Bank of Texas, N.A.. Certain prior period balances have been reclassified to conform with the current period presentation.


Effect of Pending Statements of Financial Accounting Standards

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



(2)   ACQUISITIONS

BOK Financial's acquisition of First Muskogee Bancshares, Inc. is still pending regulatory action. That action by the Federal Reserve Board on this application is anticipated during the second quarter.



(3)   MORTGAGE BANKING ACTIVITIES

At March 31, 1999, BOK Financial owned the rights to service 88,013 mortgage loans with outstanding principal balances of $6.7 billion, including $73 million serviced for BOk. The weighted average interest rate and remaining term was 7.49% and 278 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the three months ending March 31, 1999 is as follows:


                                                       Capitalized Mortgage Servicing Rights
                              -----------------------------------------------------------------------------------------
                                                                             Valuation          Hedging
                                Purchased      Originated       Total        Allowance      (Gain)/Loss        Net
                              --------------- ------------- --------------- ------------- ----------------- -----------
Balance at
    December 31, 1998         $     70,509   $     21,199  $    91,708   $          -     $    (22,484)  $     69,224
Additions                            7,871          2,981       10,852              -                -         10,852
Amortization expense                (2,783)          (965)      (3,748)             -              692         (3,056)
Realized hedge losses                    -              -            -              -           11,629         11,629
Unrealized hedge losses                  -              -            -              -            3,656          3,656
----------------------------- -- ---------- --- ---------- - ----------- -- ------------- -- ----------- -- -----------
Balance at  March 31, 1999    $     75,597  $      23,215  $    98,812   $          -     $     (6,507)  $     92,305
----------------------------- -- ---------- --- ---------- - ----------- -- ------------- -- ----------- -- -----------
Estimated fair value of
    mortgage servicing
    rights (1)                $     75,282   $     27,529      102,811                                   $    102,811
----------------------------- -- ---------- --- ---------- - ----------- -- ------------- -- ----------- -- -----------
(1) Excludes  approximately  $8.4 million of loan  servicing  rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at March 31, 1999 follows (in thousands):


                                     < 6.50%      6.50% - 7.49%     7.50% - 8.49%     => 8.50%        Total
                                   ---------------------------- ---------------- ------------- --------------

Cost less accumulated amortization  $     3,139  $     51,018   $       39,789   $      4,866   $    98,812
Deferred hedge gains                          -        (1,501)          (5,005)             -        (6,507)
--------------------------------------------------------------- ---------------- ------------- --------------
Adjusted cost                             3,139        49,517           34,784          4,866        92,305
Fair value                                3,565        53,900           38,592          6,753       102,811
--------------------------------------------------------------- ---------------- ------------- --------------
Impairment                           $        -  $          -   $            -   $          -   $         -
--------------------------------------------------------------- ---------------- ------------- --------------
Outstanding principal of loans
serviced                              $ 241,935  $  2,818,880   $    2,532,327   $    494,703   $ 6,087,845(1)
--------------------------------------------------------------- ---------------- ------------- --------------

(1) Excludes outstanding principal of $570,453 for loans serviced for which there is no capitalized mortgage servicing rights.


(4)   DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities for the three months ending March 31, 1999 and 1998 resulted in gains and losses as follows (in thousands):

       Proceeds                           $   453,566      $  466,935
       Gross realized gains                     1,681           3,157
       Gross realized losses                    1,407             645
     Related federal and state
         income tax expense                        92             743


(5)  LOAN SECURITIZATION

BOK Financial securitized and sold approximately $100 million of automobile loans during the first quarter of 1999. In conjunction with the sale, BOK Financial retained the servicing rights associated with the loans and a residual interest in cash flows in excess of set targets. These retained interests were recorded at $1.0 million and $8.0 million, respectively, based upon their relative fair values. The fair value of the servicing rights was based upon the discounted cash flow of net servicing revenue and will be amortized over the expected life of the loans serviced, adjusted for changes in prepayment assumptions. The fair value of the residual interest in cash flows was based upon the discounted cash flow from the securitization trust to BOK Financial and will be carried at fair value with unrealized gains or losses recognized in income. The significant assumptions used to determine the fair value of these assets are:

                           Servicing Rights      Residual Interest
Discount rate                      10%                  12%
Servicing revenue                   1%                   -
Servicing cost                   $50/loan                -
Term                            45 months            45 months
Default rate                        -                   0.9%


BOSC, Inc. received an underwriting fee of $1.0 million in conjunction with this transaction.

(6)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                          Three Months Ended
                                                     ---------------------------
                                                        March 31,     March 31,
                                                          1999           1998
                                                     ---------------------------
Numerator:
   Net income                                              19,817   $    16,313
   Preferred stock dividends                                 (375)         (375)
--------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   Available to common stockholders                        19,442        15,938
--------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                  375           375
--------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
  available to common stockholders after assumed
  conversion                                        $     19,817    $    16,313
--------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                    45,096,353    45,228,538
   Effect of dilutive securities:
     Employee stock options                               680,676       735,166
     Convertible preferred stock                        5,970,264     5,970,264
--------------------------------------------------------------------------------
Dilutive potential common shares                        6,650,940     6,705,430
--------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   Weighted average shares and assumed conversions     51,747,293    51,933,968
--------------------------------------------------------------------------------
Basic earnings per share                                 $   0.43       $  0.35
--------------------------------------------------------------------------------
Diluted earnings per share                                $  0.38       $  0.31
--------------------------------------------------------------------------------

(7)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements at March 31, 1999 is as follows:


                                        Net Interest   Other Operating   Other Operating       Average
                                           Revenue         Revenue           Expense            Assets
                                       -------------------------------- ------------------ ------------

Total reportable lines of business         $ 33,195          $  34,365     $  40,888      $   5,096,773
Total non-reportable lines of business       11,041             11,834        18,803          1,283,014
Unallocated items:
   Tax-equivalent adjustment                 (2,333)                 -             -                  -
   Funds management                           8,007                305         2,570            136,512
   Contribution to BOk Foundation                 -                  -             -                  -
   All others, net                              (12)                87         1,332            233,880
                                       ----------------------------------------------------------------
BOK Financial consolidated                 $ 49,898          $  46,591     $  63,593       $  6,750,179
                                       ================================================================

Reportable segments reconciliation to the Consolidated Financial Statements at March 31, 1998 is as follows:


                                       Net Interest   Other Operating    Other Operating       Average
                                          Revenue       Revenue              Expense            Assets
                                      ------------------------------- ------------------ ------------------
Total reportable lines of business       $  30,604        $ 31,028          $  40,744       $   4,630,934
Total non-reportable lines of business       6,327           6,828              9,612             577,376
Unallocated items:
   Tax-equivalent adjustment                (2,330)              -                  -                   -
   Funds management                          7,383           1,994              8,227              (5,385)
   Contribution to BOk Foundation                -               -              2,257                   -
   All others, net                             (52)         (1,575)            (6,647)            351,451
                                      =============================== ================== ==================
BOK Financial consolidated               $  42,036        $ 46,591          $  63,593       $   6,750,179
                                      =============================== ================== ==================



(8)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                        --------------------------------------------------------------------------------------
                                                        March 31, 1999                            December 31,1998
                                        --------------------------------------------    --------------------------------------
                                             Average         Revenue/      Yield        Average         Revenue/     Yield
                                             Balance         Expense       /Rate        Balance         Expense      /Rate
                                        --------------------------------------------------------------------------------------
Assets
  Taxable securities                     $   2,088,998   $    31,212        6.06%   $    1,902,736  $    29,073         6.06%
  Tax-exempt securities(1)                     318,685         6,104        7.77           323,147        6,167         7.57
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         2,407,683        37,316        6.29         2,225,883       35,240         6.28
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            54,907           696        5.14            19,415          232         4.74
  Funds sold                                    14,365           178        5.03            16,539          242         5.81
  Loans(2)(3)                                3,523,454        70,651        8.13         3,270,560       69,158         8.39
    Less reserve for loan losses                66,426                                      63,727                     -
                                                                                                              -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                   3,457,028        70,651        8.29         3,206,833       69,158         8.56
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                  5,933,983       108,841        7.44         5,468,670      104,872         7.61
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        816,196                                     672,352
------------------------------------------------------------------------------------------------------------------------------
        Total assets                     $   6,750,179                              $    6,141,022
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                   $   1,401,655        10,131        2.93%   $    1,236,386        8,967         2.88%
  Savings deposits                             148,393           688        1.88           119,970          607         2.01
  Other time deposits                        1,730,964        21,681        5.08         1,601,350       21,264         5.27
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         3,281,012        32,500        4.02         2,957,706       30,838         4.14
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                           1,714,762        21,762        5.15         1,502,825       20,427         5.39
  Subordinated debenture                       148,482         2,348        6.41           147,418        2,333        6.28
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      5,144,256        56,610        4.46         4,607,949       53,598         4.61
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                            1,010,574                                     950,560
  Other liabilities                             85,070                                      85,721
  Shareholders' equity                         510,279                                     496,792
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'    $   6,750,179                              $    6,141,022
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)(3)                  52,231        2.98%                        51,274         2.99%
  Tax-Equivalent Net Interest  Revenue (1)

     To Earning Assets                                                      3.57                                       3.72
   Less tax-equivalent adjustment                              2,333                                      2,299
(1)(3)
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          49,898                                     48,975
Provision for loan losses                                      3,370                                      4,027
Other operating revenue                                       46,865                                     44,817
Other operating expense                                       63,593                                     60,821
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           29,800                                     28,944
Federal and state income tax                                   9,983                                      9,729
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    19,817                                $    19,215
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      0.43                                $      0.42
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      0.38                                $      0.37
------------------------------------------------------------------------------------------------------------------------------

(1) Tax  equivalent  at the  statutory  federal  and state rates for the periods presented. The taxable equivalent adjustments shown
        shown are for comparitive purposes.
(2)   The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income.
(3)   Yield/Rate excludes $1.8 million and $1.5 million of non-recurring collection of foregone interest in September 30,
     1998 and June 30, 1998, respectively.

-------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 1998                        June 30, 1998                           March 31, 1998
-------------------------------------------------------------------------------------------------------------------------
      Average      Revenue/     Yield        Average        Revenue/     Yield        Average      Revenue/     Yield
      Balance       Expense     /Rate        Balance         Expense     /Rate        Balance       Expense     /Rate
-------------------------------------------------------------------------------------------------------------------------

  $    1,751,428$    27,300       6.18%  $    1,642,799  $    25,119        6.13% $    1,772,971$    27,235       6.23%
         325,413      6,212        7.57         321,703        6,173        7.70         328,735      6,248        7.71
-------------------------------------------------------------------------------------------------------------------------
       2,076,841     33,512        6.40       1,964,502       31,292        6.39       2,101,706     33,483        6.46
-------------------------------------------------------------------------------------------------------------------------
          27,389        389        5.63          21,408          262        4.91          11,774        163        5.61
          25,287        333        5.22          37,728          571        6.07          47,050        691        5.96
       2,978,087     66,503        8.62       2,838,037       63,072        8.71       2,822,147     60,737        8.73
          59,821                  -              56,423                  -                54,164                  -
                          -                                        -                                      -
-------------------------------------------------------------------------------------------------------------------------
       2,918,266     66,503        8.80       2,781,614       63,072        8.88       2,767,983     60,737        8.90
-------------------------------------------------------------------------------------------------------------------------
       5,047,783    100,737        7.78       4,805,252       95,197        7.82       4,928,513     95,074        7.82
-------------------------------------------------------------------------------------------------------------------------
         6477413                                643,626                                  625,863
-------------------------------------------------------------------------------------------------------------------------
  $    5,695,524                         $    5,448,878                           $    5,554,376
-------------------------------------------------------------------------------------------------------------------------


  $    1,187,685      92737        3.10% $    1,184,835        9,268        3.14% $    1,145,221$     8,917        3.16%
         108,911        547        1.99         111,207          617        2.23         109,560        602        2.23
       1,643,596     22,455        5.42       1,717,993       23,640        5.52       1,739,816     23,864        5.56
-------------------------------------------------------------------------------------------------------------------------
       2,940,192     32,275        4.36       3,014,035       33,525        4.46       2,994,597     33,383        4.52
-------------------------------------------------------------------------------------------------------------------------
       1,152,503     16,830        5.79         873,616       12,406        5.70       1,051,724     14,958        5.77
         148,392      2,529       6.76          148,410        2,464       6.66          148,374      2,367       6.47
-------------------------------------------------------------------------------------------------------------------------
       4,241,087     51,634        4.83       4,036,061       48,395        4.81       4,194,695     50,708        4.90
-------------------------------------------------------------------------------------------------------------------------
         904,128                                895,415                                  858,340
          78,383                                 61,814                                   57,095
         471,926                                455,588                                  444,246
-------------------------------------------------------------------------------------------------------------------------
  $    5,695,524                         $    5,448,878                           $    5,554,376
-------------------------------------------------------------------------------------------------------------------------
                      49,103      2.95%                       46,802        3.01%                     44,366      2.92%
                                             3.05

                                   3.72                                     3.78                                   3.65
                      2,326                                    2,338                                  2,330
-------------------------------------------------------------------------------------------------------------------------
                     46,777                                   44,464                                 42,036
                      4,001                                    3,953                                  2,470
                     42,860                                   44,355                                 40,787
                     56,837                                   53,804                                 57,193
-------------------------------------------------------------------------------------------------------------------------
                     28,799                                   10,624                                 23,160
                     10,049                                   10,624                                  6,847
-------------------------------------------------------------------------------------------------------------------------
                $    18,750                              $    20,438                            $    16,313
-------------------------------------------------------------------------------------------------------------------------


                $      0.41                              $      0.44                            $      0.35
-------------------------------------------------------------------------------------------------------------------------
                $      0.36                              $      0.39                            $      0.31
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K

         (A)      Exhibits:

                  No. 10.26   Merger agreement among BOK Financial Corporation,
                              BOKF Merger Corporation Number Nine, and
                              Chaparral Bancshares, Inc.dated February 19, 1999.

                  No. 10.27   Merger agreement among BOK Financial Corporation,
                              Park Cities Bancshares, Inc., Mid-Cities
                              Bancshares, Inc. and Mid-Cities National Bank dated February 24, 1999.

                  No. 10.28    Merger agreement among BOK Financial Corporation,
                               Park Cities Bancshares, Inc., PC Interim State
                               Bank, Swiss Avenue State Bank and Certain
                               Shareholders of Swiss Avenue State Bank dated
                               March 4, 1999.

                  No. 27       Financial Data Schedule filed herewith
                               electronically.


         (B) Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BOK FINANCIAL CORPORATION
                                                     (Registrant)


Date:         May 17, 1999                        /s/ James A. White
              ------------                        -------------------------
                                                  James A. White
                                                  Executive Vice President and
                                                  Chief Financial Officer