Form 10-Q
period 1999-06-30
BOK FINANCIAL CORP ET AL
filed 1999-08-16
CIK 875357

As filed with the Securities and Exchange Commission on August 16, 1999
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1999
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 47,564,201 shares of common stock ($.00006 par value) as of July 31, 1999.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 1999

                                                            Index

Part I.  Financial Information
      Management's Discussion and Analysis                     2
      Report of Management on Consolidated
            Financial Statements                              15
      Consolidated Statements of Earnings                     16
      Consolidated Balance Sheets                             17
      Consolidated Statements of Changes
            in Shareholders' Equity                           18
      Consolidated Statements of Cash Flows                   19
      Notes to Consolidated Financial Statements              20
      Financial Summaries - Unaudited                         24

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                27

Signature                                                     27


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $22.1 million or $0.41 per diluted common share for the second quarter of 1999 compared to $21.6 million or $0.40 per diluted common share for the second quarter of 1998. Returns on average assets were 1.20% for the second quarter of 1999 compared to 1.53% for the second quarter of 1998. Returns on average equity were 16.27% and 18.40% for the second quarter of 1999 and 1998, respectively.

Net interest revenue for the second quarter of 1999 increased by $10.1 million or 22% while fees and commissions revenue grew by $4.6 million or 11%. This revenue growth was largely offset by a $15.5 million or 28% increase in operating expenses, which included non-recurring charges of $1.3 million related to acquisitions and a $1.4 million increase in amortization of intangible assets.

Year to date net income and earnings per diluted common share were $43.3 million or $0.80, respectively for 1999 compared to $39.2 million or $0.72, respectively, for the same period in 1998. Returns on average assets and equity were 1.21% and 16.21%, respectively, for 1999 compared to returns on average assets and equity of 1.38% and 16.97%, respectively, for 1998.

BOK Financial completed the previously announced merger with First Muskogee Bancshares, Inc. and its wholly-owned subsidiary, First National Bank and Trust Company of Muskogee, during the second quarter of 1999 in a transaction that was accounted for as a pooling of interests. Financial data for all prior periods have been restated to reflect this merger. Additionally, BOK Financial completed the previously announced acquisitions of Chaparral Bancshares, Inc. and its wholly owned subsidiary, Canyon Creek National Bank; Mid-Cities Bancshares, Inc. and its wholly-owned subsidiary, Mid-Cities National Bank; and Swiss Avenue State Bank. These three acquisitions were accounted for by the purchase method of accounting. These transactions increased BOK Financial's total assets by $713 million.

Tangible Operating Results

Since inception, BOK Financial has completed several acquisitions that were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in future years into operating expense. Operating results excluding the impact of the amortization of these intangible assets are summarized below:

  ------------------------------------------------- -------------------------------- --------------------
  TABLE  1 - TANGIBLE OPERATING RESULTS
  (Dollars in Thousands Except Share Data)          -------------------------------- --------------------
                                                       Three months ended           Six months ended
                                                    -------------------------- --------------------------
                                                       June 30,      June 30,    June 30,      June 30,
                                                         1999          1998        1999          1998
                                                    ------------- ------------ ------------ -------------
    Net income                                       $   22,056    $   21,649   $   43,293   $   39,249
    After-tax impact of amortization of
     intangible assets                                    3,310         2,079        6,199        4,187
  ------------------------------------------------- ------------- ------------ ------------ -------------
    Tangible net income                              $   25,366    $   23,728   $   49,492   $   43,436
  ------------------------------------------------- ------------- ------------ ------------ -------------
    Tangible net income per diluted share            $     0.47    $     0.44   $     0.91   $     0.80
  ------------------------------------------------- ------------- ------------ ------------ -------------
    Tangible return on average shareholders' equity       18.71%        20.17%       18.53%       18.78%
  ------------------------------------------------- ------------- ------------ ------------ -------------
    Tangible return on average assets                      1.38%         1.67%        1.39%        1.53%
  ------------------------------------------------- ------------- ------------ ------------ -------------

Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $58.8 million for the second quarter of 1999 compared to $48.9 million for the second quarter of 1998. Net interest revenue for the second quarter of 1998 included $1.5 million from the recovery of foregone interest. Excluding this recovery, net interest revenue increased $11.4 million or 24% compared to the same quarter from last year. Average earning assets increased by $1.5 billion, including increases in average loans of $892 million and average securities of $632 million. Interest bearing liabilities increased $1.5 billion, primarily due to increases in borrowed funds of $1.1 billion. Interest bearing deposits increased $443 million. As shown in Table 2, the increase in net interest revenue was due to the growth in earning assets, partially offset by a reduction in the yield on average earning assets.

Year to date, net interest revenue on a tax-equivalent basis increased by $18.0 million compared to 1998. Excluding the non-recurring collection of foregone interest in 1998, this represented a 21% increase in net interest revenue due to growth in earning assets.

----------------------------------------------------------------------------------------------------------------------
TABLE 2 - VOLUME/RATE ANALYSIS
(In thousands)

                                                   Three months ended                      Six months ended
                                                   June 30, 1999/1998                     June 30, 1999/1998
                                           ---------------------------------------------------------------------------
                                                          Change Due To (1)                      Change Due To (1)
                                                       ------------------------               ------------------------
                                                                       Yield                                  Yield
                                              Change      Volume       /Rate         Change      Volume       /Rate
                                           ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $   8,421  $   9,395   $    (974)     $  12,257    $  14,162  $   (1,905)
  Trading securities                              550        409         141          1,083          975         108
  Loans                                        13,591     18,735      (5,144)        23,572       33,532      (9,960)
  Funds sold                                     (195)      (110)        (85)          (551)        (351)       (200)
----------------------------------------------------------------------------------------------------------------------
Total                                          22,367     28,429      (6,062)        36,361       48,318     (11,957)
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits         1,563      3,193      (1,630)         3,014        5,393      (2,379)
  Savings deposits                               (267)        54        (321)          (485)          97        (582)
  Time deposits                                (2,459)      (105)     (2,354)        (4,482)          70      (4,552)
  Other borrowings                             12,348     14,519      (2,171)        19,152       23,484      (4,332)
  Subordinated debenture                         (211)        (2)       (209)          (256)         (25)       (231)
----------------------------------------------------------------------------------------------------------------------
Total                                          10,974     17,659      (6,685)        16,943       29,019     (12,076)
----------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue
    before nonrecurring foregone interest      11,393     10,770         623         19,418       19,299         119
  Non-recurring foregone interest              (1,468)                               (1,468)
 Change in tax-equivalent adjustment             (145)                                 (177)
----------------------------------------------------------------------------------------------------------------------
Net interest revenue                        $  10,070                             $  18,127
----------------------------------------------------------------------------------------------------------------------
(1) Changes  attributable  to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.60% for the second quarter of 1999 compared to 3.79% for the second quarter of 1998 and 3.58% for the first quarter of 1999. The decrease in net interest margin compared to the second quarter of 1998 is due to a 63 basis point decrease in loan yields.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the second quarter of 1999, this strategy resulted in a 65 basis point decrease in net interest margin. However, this strategy contributed $3.8 million to net interest revenue. As more fully discussed in the Market Risk section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy.

Other Operating Revenue

Other operating revenue increased $4.5 million or 10% compared to the same quarter of 1998. Total fees and commissions, which are included in other operating revenue, increased $4.6 million or 11%. Transaction card revenue increased $2.0 million or 33% over the same quarter of 1998 due to a greater volume of transactions processed. Service charges on deposits increased $2.2 million or 28%, including $880 thousand due to acquisitions. Leasing revenue decreased $1.0 million due to the sale of BOK Financial's interests in four leasing partnerships during the second quarter. The decreased revenue from the sale of these partnerships is substantially offset by a reduction in depreciation expense of the leased equipment and the opportunity to reinvest the $29 million sales proceeds. These sales resulted in a $3.6 million gain during the quarter. Brokerage and trading revenue decreased due to a loss of approximately $519 thousand on a municipal bond trading position.

---------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)
                                                           Three Months Ended
                                -------------------------------------------------------------------
                                     June 30,    March 31,     Dec. 31,     Sept. 30,    June 30,
                                       1999        1999          1998         1998         1998
                                -------------------------------------------------------------------

Brokerage and trading revenue     $    3,779  $    4,436    $    4,010   $    4,109   $    4,051
Transaction card revenue               7,986       7,597         6,360        6,516        6,010
Trust fees and commissions             8,874       7,769         7,655        7,755        7,658
Service charges and fees
  on deposit accounts                 10,073       9,453         9,553        8,439        7,889
Mortgage banking revenue               9,877       9,292        10,543       10,929       10,940
Leasing revenue                          817       1,868         1,897        1,749        1,804
Other revenue                          4,659       5,085         2,399        3,366        3,128
---------------------------------------------------------------------------------------------------
  Total fees and commissions          46,065      45,500        42,417       42,863       41,480
---------------------------------------------------------------------------------------------------
Gain on student loan sales                16         529             -           14          119
Gain on loan securitization                -         270             -            -            -
Gain on sale of other assets           3,638         892             -            -            -
Gain (loss) on securities               (288)        274         2,967          538        3,320
---------------------------------------------------------------------------------------------------
  Total other operating revenue   $   49,431  $   47,465    $   45,384   $   43,415   $   44,919
---------------------------------------------------------------------------------------------------

Year to date, other operating revenue increased $10.7 million or 12% compared to 1998. Total fees and commissions increased $12.7 million or 16% due primarily to increases in transaction card revenue and service charges on deposit accounts.

Other Operating Expenses

Operating expenses for the second quarter of 1999 increased $15.5 million or 28% compared to the same quarter of 1998. The second quarter of 1999 included operating expenses of $9.3 million for acquisitions after the second quarter of 1998. The discussion following Table 4 of other operating expenses excludes these charges for 1999 to improve comparability.

--------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)
                                                           Three Months Ended
                                   ----------------------------------------------------------
                                    June 30,    March 31,    Dec. 31,  Sept. 30,  June 30,
                                     1999         1999         1998      1998       1998
                                   ----------------------------------------------------------

Personnel                          $ 34,047   $  31,902   $  30,346   $ 26,914   $ 26,634
Business promotion                    2,410       2,498       2,663      1,900      1,716
Professional fees/services            2,780       1,901       3,165      2,652      2,338
Net occupancy, equipment
  and data processing                13,657      13,108      12,640     10,763     10,759
FDIC and other insurance                369         326         362        297        375
Printing, postage and supplies        3,019       2,816       2,748      2,349      2,299
Net gains and operating
  expenses on repossessed assets       (132)     (1,296)        (89)       (18)      (314)
Amortization of intangible
  assets                              3,667       3,248       2,565      2,304      2,308
Mortgage banking costs                6,787       5,304       7,262      6,374      6,290
Provision for impairment of
   mortgage servicing rights              -           -      (4,290)         -     (1,000)
Other expense                         4,074       5,021       4,927      4,636      3,781
---------------------------------------------------------------------------------------------
  Total                            $ 70,678   $  64,828   $  62,299   $ 58,171   $ 55,186
---------------------------------------------------------------------------------------------

Total personnel costs increased $7.4 million, including $4.4 million due to acquisitions. The remaining increase of $3.0 million was due to increased staffing and normal compensation increases. Staffing on a full-time equivalent ("FTE") basis increased by 468 employees including 255 due to acquisitions. Average compensation per FTE increased by 5%. Incentive compensation which varies directly with revenue increased $1.6 million in total, including $1.7 million due to acquisitions. Occupancy, equipment and data processing costs increased $1.6 million or 15%, due primarily to an increase in data processing costs. A significant portion of BOK Financial's data processing is outsourced to third parties. Therefore, data processing costs are directly related to the volume of transactions processed.

---------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                                                 Three Months Ended
                                     --------------------------------------------------------
                                       June 30,   March 31,  Dec. 31,    Sept. 30,  June 30,
                                         1999       1999       1998        1998       1998
                                     -------------------------------------------------------

Total other operating expense        $  70,678   $  64,828   $  62,299  $ 58,171  $  55,186
Acquisition expenses                    (1,266)          -      (1,508)        -          -
Provision for impairment of mortgage
  Servicing rights                           -           -       4,290         -      1,000
Net gains and operating costs from
   repossessed assets                      132       1,296          89        18        314
--------------------------------------------------------------------------------------------
  Total                              $  69,544   $  66,124   $  65,170  $ 58,189  $  56,500
--------------------------------------------------------------------------------------------

Operating expenses through June 30, 1999 were $22 million or 19% higher than operating expenses for the first six months of 1998. Excluding significant or non-recurring items and the effect of acquisitions, operating expenses increased $11.0 million or 10% due primarily to higher personnel costs and data processing expenses.

LINES OF BUSINESS

BOK Financial operates four principal lines of business, corporate banking, consumer banking, mortgage banking and trust services. Other lines of business include the TransFund ATM system, BOSC, Inc. and banks located outside of Oklahoma.

Corporate Banking

Corporate banking contributed $11.9 million or 54% of consolidated net income for the second quarter of 1999 compared to $8.7 million or 40% of consolidated net income for the second quarter of 1998. Revenue increased 23% due to increased loan volumes while operating expenses increased by $687 thousand.

Table 6  Corporate Banking
              (In Thousands)

                       Three months ended June 30,     Six months ended June 30,
                      ------------------------------ ---------------------------
                         1999             1998          1999           1998
                      ------------- -- ------------- ---------------------------
Total revenue       $     30,869    $     25,002     $     57,344   $     48,046
Operating expense         11,322          10,635           21,094         21,047
Net income                11,917           8,730           22,077         16,404

Average assets      $  2,903,180    $  2,238,663     $  2,839,597   $  2,220,869
Average equity           310,012         250,188          301,806        248,628

Return on assets            1.65%           1.56%            1.57%         1.49%
Return on equity           15.42           14.00            14.75         13.30
Efficiency ratio           36.68           42.54            36.79         43.81

Consumer Banking

Consumer banking contributed $3.0 million or 14% of consolidated net income for the second quarter of 1999 compared to $1.9 million or 9% of consolidated net income for the second quarter of 1998. Total revenue, which consists primarily of intercompany credit for funds provided to other divisions of BOK Financial and fees generated by various services, increased $916 thousand or 6% compared to the second quarter of 1998. Operating expenses decreased $866 thousand and for the same period.

Table 7  Consumer Banking
(In Thousands)

                        Three months ended June 30,    Six months ended June 30,
                       ----------------------------- ---------------------------
                          1999            1998           1999           1998
                       ------------- --------------- ---------------- ----------
Total revenue         $    16,738    $    15,822     $     34,431   $     32,447
Operating expense          11,818         12,684           23,793         24,942
Net income                  3,006          1,877            6,499          4,547

Average assets        $ 1,836,560    $ 1,929,787     $  1,882,372   $  1,949,283
Average equity             40,782         44,379           42,107         44,596

Return on assets             0.66%          0.39%            0.70%         0.47%
Return on equity            29.56          16.96            31.12         20.56
Efficiency ratio            70.61          80.17            69.10         76.87


Mortgage Banking

Mortgage banking contributed $309 thousand or 1% of consolidated net income for the second quarter of 1999 compared to $2.4 million or 11% for the second quarter of 1998. Total revenue decreased $1.9 million due primarily to a decrease in secondary marketing gains. The decrease in marketing gains was partially offset by an increase in servicing revenue.

Capitalized mortgage servicing rights totaled $107.0 million at June 30, 1999 compared to $92.3 million at March 31, 1999 and $69.2 million at December 31, 1998. The increase in capitalized servicing rights was due primarily to $28.9 million in hedging losses incurred since December 31, 1998. At June 30, 1999, realized hedging losses totaled $25.3 million, net of accumulated amortization, while unrealized losses on open hedging positions totaled $3.6 million. Both realized and unrealized hedge losses are reflected in an increase in the carrying value of the servicing rights.

Table 8  Mortgage Banking
(In Thousands)

                           Three months ended June 30, Six months ended June 30,
                                ----------------------- ------------------------
                                 1999          1998       1999         1998
                                ----------- ----------- ------------------------
Total revenue                  $   11,484   $  13,341   $   22,404   $   24,421
Operating expense                  10,980      10,389       20,241       19,890
Provision for impairment
  of mortgage servicing assets          -      (1,000)           -        2,000
Net income                            309       2,414        1,322        1,546

Average assets                 $  344,904   $ 387,512   $  334,158   $  390,948
Average equity                     27,751      30,009       26,728       29,757

Return on assets                     0.36%       2.50%        0.80%        0.80%
Return on equity                     4.47       32.27         9.97        10.48
Efficiency ratio                    95.61       77.87        90.35        81.45

Trust Services

Trust services contributed $2.5 million or 11% of consolidated net income for the second quarter of 1999 compared to $1.8 million or 8% of consolidated net income for the second quarter of 1998. Revenue from trust services increased $1.8 million or 15% for the quarter while operating expenses increased $661 thousand or 7%.

Table 9  Trust Services
(In Thousands)

                    Three months ended June 30,    Six months ended June 30,
                    --------------------------- --------------------------
                        1999          1998          1999          1998
                    ------------ -------------- -------------- -----------
Total revenue     $    13,920    $   12,099     $   26,392   $    22,982
Operating expense       9,827         9,166         19,707        17,739
Net income              2,500         1,792          4,084         3,203

Average assets    $   347,320    $  318,998     $  334,262   $   303,425
Average equity         35,212        30,555         34,377        29,106

Return on assets         2.89%         2.25%          2.46%         2.13%
Return on equity        28.48         23.52          23.96         22.19
Efficiency ratio        70.60         75.76          74.67         77.19


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

The Federal Financial Institution Examination Council ("FFIEC") provides regulatory guidance on BOK Financial's and other financial institutions' Year 2000 compliance. In addition to other requirements, the FFIEC requires that testing of mission-critical systems be substantially complete by June 30, 1999. BOK Financial has met the FFIEC guidelines. Testing has been successfully completed on all mission-critical information technology systems. For all mission-critical, non-information technology systems, we have either satisfactorily completed testing or have received written representations from vendors as to Year 2000 compliance.

FFIEC guidelines also require financial institutions to substantially complete the four phases of the Year 2000 business resumption contingency planning process no later than June 30, 1999. BOK Financial's Year 2000 Project Team is focused on preparation for the Year 2000 event. Plans have been finalized to address certain situations that may arise as a result of internal or external disruptions. These plans will be simulated or otherwise validated during the third quarter of 1999. System change control policies require that new enhancements or initiatives within the company or at our outsourced providers be tested for Year 2000 compliance prior to introduction to our processing environment. This policy includes severe limitations on all changes from October 1, 1999 through February 29, 2000. Finally, plans have been developed to have key resources available throughout all high risk processing periods during December, 1999 and January and February, 2000. Additional costs to prepare for Year 2000 are not expected to be significant.

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

Assessment of Financial Condition

The aggregate loan portfolio increased $445 million during the second quarter to $4.1 billion at June 30, 1999. This increase included $148 million due to acquisitions. Commercial loans increased $185 million or 9% and commercial real estate loans increased $175 million or 22%, respectively. Commercial loans increased $57 million and commercial real estate loans increased $51 million due to acquisitions.

While BOK Financial continues to increase geographic diversification through expansion in the Dallas, Texas and Albuquerque, New Mexico areas, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by the primary industry of the borrowers are presented in Table 10. Agriculture includes loans totaling $129 million to the cattle industry and services includes loans totaling $152 million to nursing and medical facilities and $111 million to the hotel industry. Commercial real estate loans are secured primarily by properties in the Tulsa or Oklahoma City metropolitan areas. The major components of other real estate loans are office buildings, $174 million and retail facilities, $133 million.

--------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)
                                       June 30,      March 31,      Dec. 31,     Sept. 30,      June 30,
                                        1999           1999           1998         1998           1998
                                    --------------------------------------------------------------------
Commercial:
  Energy                             $  558,975    $   484,810   $  468,700    $  361,359    $  316,452
  Manufacturing                         289,879        280,155      245,268       233,913       228,042
  Wholesale/retail                      371,867        319,545      279,265       302,832       291,156
  Agricultural                          151,010        212,314      160,241       147,959       138,139
  Services                              757,012        647,963      635,585       552,902       516,066
  Other commercial and industrial       190,668        189,752      200,214       128,760       140,054
Commercial real estate:
  Construction and land development     246,948        203,968      174,059       151,396       141,072
  Multifamily                           240,906        191,173      181,525       153,304       119,035
  Other real estate loans               495,304        412,798      404,985       350,188       321,497
Residential mortgage:
  Secured by 1-4 family
    residential properties              520,061        482,990      500,690       460,945       408,328
  Residential mortgages held for         79,994         81,277      100,269        82,886        99,935
sale
Consumer                                224,493        175,217      296,298       240,761       255,309
---------------------------------------------------------------------------------------------------------
  Total                              $4,127,117    $ 3,681,962   $3,647,099    $3,167,205    $2,975,085
---------------------------------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $73 million at June 30, 1999, $69 million at March 31, 1999 and $66 million at December 31, 1998. This represents 1.80%, 1.92% and 1.86% of total loans, excluding loans held for sale, at June 30, 1999, March 31, 1999 and December 31, 1998, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 11 presents statistical information regarding the reserve for loan losses for the past five quarters.

------------------------------------------------------------------------------------------
TABLE 11 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                          Three Months Ended
                             --------------------------------------------------------------
                                 June 30,    March 31,   Dec. 31,    Sept. 30,     June 30,
                                  1999         1999        1998        1998          1998
                             --------------------------------------------------------------
Beginning balance            $   68,994  $   65,922   $   63,056  $  58,676    $   55,734
 Loans charged-off:
  Commercial                      1,420           4        1,132        533         1,339
  Commercial real estate              -          35           33         50            92
  Residential mortgage               37          14           54         53            31
  Consumer                        1,339       1,164          940        896           859
-------------------------------------------------------------------------------------------
  Total                           2,796       1,217        2,159      1,532         2,321
-------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                     1,839         133           34        796           535
   Commercial real estate             4         236          516        551           170
   Residential mortgage               1           -            -          -            80
   Consumer                         627         490          388        504           505
-------------------------------------------------------------------------------------------
    Total                         2,471         859          938      1,851         1,290
-------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)  325         358        1,221       (319)        1,031
Provision for loan losses         2,538       3,430        4,087      4,061         3,973
Additions due to acquisitions     1,525           -            -          -             -
-------------------------------------------------------------------------------------------
Ending balance               $   72,732  $   68,994   $   65,922  $  63,056    $   58,676
-------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                1.80%        1.92%        1.86%     2.04%          2.04%
 Net loan losses (annualized)
  to average loans (1)            0.03         0.04         0.15     (0.04)          0.15
-------------------------------------------------------------------------------------------
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

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

All significant criticized loans are reviewed quarterly with written documentation. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At June 30, 1999, specific impairment reserves totaled $2.8 million.

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

A nonspecific allowance for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At June 30, 1999, the loss potential ranges for the more significant factors are:

     Concentration of large loans - $2.1 million to $4.2 million
     Loan portfolio growth and expansion into new markets - $1.7 million to $3.4 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate allowance for loan losses. These provisions were $2.5 million for the second quarter of 1999 compared to $3.4 million for the first quarter of 1999 and $4.0 million for the second quarter of 1998.

NON-PERFORMING ASSETS

Information regarding non-performing assets, which were $25 million at June 30, 1999, $21 million at March 31, 1999 and $19 million at December 31, 1998 is presented in Table 12. Non-performing loans include non-accrual loans and renegotiated loans.

---------------------------------------------------------------------------------------------------------------------
TABLE 12 - NONPERFORMING ASSETS
(In thousands)
                                                   June 30,      March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     1999          1999         1998          1998          1998
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    13,754   $     9,712   $     8,394  $     8,439   $     9,054
   Commercial real estate                             2,824         2,726         1,950        2,379         2,787
   Residential mortgage                                 699         2,097         2,583        3,097         2,674
   Consumer                                           3,198         1,410         1,168        1,127         1,196
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           20,475        15,945        14,095       15,042        15,711
Renegotiated loans                                        -             -             -            -             -
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         20,475        15,945        14,095       15,042        15,711
Other nonperforming assets                            4,450         4,927         4,667        4,400         5,664
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    24,925   $    20,872   $    18,762  $    19,442   $    21,375
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  Nonperforming loans                               355.22%       432.70%       467.70%      419.20%       373.47%
 Nonperforming loans to
  Period-end loans (2)                                0.51          0.44          0.40         0.49          0.55
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    11,082   $    13,037    $     9,553 $     15,714  $     21,684
---------------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed
        by agencies of the U.S. Government      $     7,958   $     7,674   $     8,122  $     8,449   $     7,569
    Excludes residential mortgages guaranteed
        by agencies of the U.S. Government in
        foreclosure.                                  7,487         7,099         6,953        9,742         9,818
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Non-performing Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At June 30, 1999, loans totaling $79 million were assigned by management to the substandard risk category and loans totaling $54 million were assigned to the special mention risk category, compared to $71 million and $25 million, respectively, at March 31, 1999. The increase in loans classified as special mention included $15 million from one energy lending relationship and $7 million from the banks acquired during the quarter.

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

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing, the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights, and the 10-year U.S. Treasury rate which affects the value of the mortgage servicing hedges. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, is included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At June 30, 1999 and 1998, this modeling indicated interest rate sensitivity as follows:

Table 13 - Interest Rate Sensitivity
           (Dollars in Thousands)

                                  200 bp Increase               200 bp Decrease                Most Likely
                              -------------------------    ---------------------------    ---------------------
                                 1999         1998            1999          1998             1999        1998
                              ------------ ------------    ------------ --------------    ------------ --------
Anticipated impact over the next twelve months:
   Net interest revenue       $ (2,061)    $   3,869       $  1,647     $ (4,932)        $(1,136)     $  782
                                  (0.8)%        1.9%            0.6%        (2.5)%          (0.4)%      (0.4)%
------------------------------------------ ------------ --- ----------- -------------- -- ----------- ---------
   Net income                  $(1,278)    $   5,174       $  1,021     $(24,704)        $  (704)     $  514
                                  (1.4)%         6.3%           1.1%       (30.2)%          (0.7)%      (0.6)%
------------------------------------------ ------------ --- ----------- -------------- -- ----------- ---------
   Economic value of equity   $(68,450)      $(3,663)      $ 38,587     $  2,704         $ 1,869      $ 2,970
                                  (7.2)%        (0.5)%          4.0%         0.4%            0.2%         0.4%
------------------------------------------ ------------ --- ----------- -------------- -- ------------ --------

The estimated changes in interest rates on net interest revenue or net income are not projected to be significant within the +/- 200 basis point range of assumptions. However, this modeling indicated that under the 200 basis point increase scenario, BOK Financial's economic value of equity would decrease by $68.5 million due primarily to the effect of rising interest rates on the value of the securities portfolio.

BOK Financial hedges its loss exposure from the prepayment of mortgage loans that it services through the use of futures contracts, call options and put options. These derivatives are based upon 10-year U.S. Treasury securities. The changes in value of these derivatives have a highly correlated, inverse relation to changes in value of the mortgage servicing rights. The interest rate sensitivity of the mortgage servicing portfolio and the related hedge is modeled over a range of +/- 50 basis points. At June 30, 1999, the pre-tax results of this modeling are as follows:

                                    50 bp increase       50 bp decrease
                                   -----------------    ------------------
Anticipated change in:
Mortgage servicing rights                 $ 4,718            $(8,357)
Hedging instruments                        (6,275)             6,830
                                   =================    ==================
Net                                       $(1,557)           $(1,527)
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

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. For the second quarter of 1999, income from these swaps exceeded the cost of the swaps by $222 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------
TABLE 14 - INTEREST
RATE SWAPS
(In thousands)
                      Notional         Pay               Receive          Fair
                       Amount          Rate               Rate            Value
                   -------------------------------------------------------------
Expiration:
  2001                   4,324         5.03              5.24 (1)           57
  2002                   7,660         6.21             5.24 (1)           (22)
  2003                  42,081     5.14 - 5.99          5.24 (1)         1,106
  2004                  23,604     5.65 - 5.92          5.24 (1)           327
  2005                   8,289     5.08 - 5.21          4.94 (1)           416
  2006                  16,500         7.26             5.37 (1)          (351)
  2007                 100,000       5.24 (1)          6.75 - 6.80       3,667
  2007                  14,384     5.23 - 7.47       5.24 - 5.37 (1)      (141)
  2008                  28,706     5.20 - 5.66          5.24 (1)         1,706
  2009                  47,980     5.22 - 6.10          5.24 (1)         2,305
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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.
Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million and the VAR to $6.5 million. At June 30, 1999, the nominal aggregate trading positions was $81 million, the VAR was $2.1 million.

--------------------------------------------------------------------------------
TABLE 15 - CAPITAL RATIOS
                              June 30,  March 31,  Dec. 31,  Sept. 30,  June 30,
                                1999      1999       1998     1998        1998
                             ---------------------------------------------------
Average shareholders' equity
  to average assets             7.36%      7.62%     8.07%      8.25%      8.30%
Risk-based capital:
  Tier 1 capital                7.08       8.19      7.93       9.51       9.76
  Total capital                10.86      12.23     12.02      14.08      14.61
Leverage                        5.86       6.32      6.60       7.25       7.17


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

---------------------------------------------- --- ------------- --- ------------- -- ---------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                    Three Months Ended     Six Months Ended
                                                           June 30,            June 30,
                                                 --------------------- ------------------------
                                                    1999       1998      1999         1998
                                                 -------- ------------ --------- --------------
Interest Revenue
Loans                                           $ 77,116   $ 65,070   $ 149,648   $  127,648
Taxable securities                                35,841     26,888      68,784       55,811
Tax-exempt securities                              3,728      4,039       7,714        8,149
---------------------------------------------- ---------- ---------------------- --------------
   Total securities                               39,569     30,927      76,498       63,960
---------------------------------------------- ---------- ---------------------- --------------
Trading securities                                   812        262       1,508          425
Funds sold                                           520        715         933        1,484
---------------------------------------------- ---------- ---------------------- --------------
   Total interest revenue                        118,017     96,974     228,587      193,517
---------------------------------------------- ---------- ---------------------- --------------
Interest Expense
Deposits                                          34,420     35,584      68,859       70,812
Other borrowings                                  24,761     12,413      46,559       27,407
Subordinated debenture                             2,253      2,464       4,575        4,831
---------------------------------------------- ---------- ---------------------- --------------
   Total interest expense                         61,434     50,461     119,993      103,050
---------------------------------------------- ---------- ---------------------- --------------
Net Interest Revenue                              56,583     46,513     108,594       90,467
Provision for Loan Losses                          2,538      3,973       5,968        6,443
---------------------------------------------- ---------- ---------------------- --------------
Net Interest Revenue After
   Provision for Loan Losses                      54,045     42,540     102,626       84,024
---------------------------------------------- ---------- ---------------------- --------------
Other Operating Revenue
Brokerage and trading revenue                      3,779      4,051       8,215        7,182
Transaction card revenue                           7,986      6,010      15,583       11,550
Trust fees and commissions                         8,874      7,658      16,643       14,546
Service charges and fees on deposit accounts      10,073      7,889      19,526       15,927
Mortgage banking revenue, net                      9,877     10,940      19,169       20,261
Leasing revenue                                      817      1,804       2,685        3,465
Other revenue                                      4,659      3,128       9,744        5,924
---------------------------------------------- ---------- ---------------------- --------------
Total fees and commissions revenue                46,065     41,480      91,565       78,855
---------------------------------------------- ---------- ---------------------- --------------
Gain on sale of student loans                         16        119         545        1,534
Gain on loan securitization                            -          -         270            -
Gain on sale of other assets                       3,638          -       4,530            -
Securities gains (losses), net                      (288)     3,320         (14)       5,832
---------------------------------------------- ---------- ---------------------- --------------
Total other operating revenue                     49,431     44,919      96,896       86,221
---------------------------------------------- ---------- ---------------------- --------------
Other Operating Expense
Personnel                                         34,047     26,634      65,947       52,178
Business promotion                                 2,410      1,716       4,908        3,656
Contribution of stock to BOk Charitable
   Foundation                                          -          -           -        2,257
Professional fees and services                     2,780      2,338       4,681        3,964
Net occupancy, equipment & data processing        13,657     10,759      26,765       20,116
FDIC and other insurance                             369        375         695          709
Printing, postage and supplies                     3,019      2,299       5,835        4,426
Net(gains) losses, and operating    expenses
of repossessed assets                               (132)      (314)     (1,428)        (368)
Amortization of intangible assets                  3,667      2,308       6,915        4,646
Mortgage banking costs                             6,787      6,290      12,091       12,313
Provision for impairment of mortgage
   servicing rights                                    -     (1,000)          -        2,000
Other expense                                      4,074      3,781       9,095        7,628
---------------------------------------------- ---------- ---------------------- --------------
Total Other Operating Expense                     70,678     55,186     135,504      113,525
---------------------------------------------- ---------- ---------------------- --------------
Income Before Taxes                               32,798     32,273      64,018       56,720
Federal and state income tax                      10,742     10,624      20,725       17,471
---------------------------------------------- ---------- ---------------------- --------------
Net Income                                      $ 22,056   $ 21,649   $  43,293   $   39,249
---------------------------------------------- ---------- ---------------------- --------------
Earnings Per Share:
Net Income
   Basic                                        $   0.46   $   0.45   $   0.90    $    0.81
---------------------------------------------- ---------- ---------------------- --------------
   Diluted                                      $   0.41   $   0.40   $   0.80    $    0.72
---------------------------------------------- ---------- ---------------------- --------------
Average Shares Used in Computation:
   Basic                                      47,481,156  47,449,845 47,454,355   47,498,063
--------------------------------------------------------- ----------------- -------------- ----
   Diluted                                    54,176,263  54,231,392 54,127,379   54,257,311
--------------------------------------------------------- ----------------- -------------- ----
See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                             June 30,       December 31,    June 30,
                                                               1999            1998           1998
                                                            ------------------------------------------
ASSETS
Cash and due from banks                                    $   457,142    $   431,874    $   450,700
Funds sold                                                      45,440         39,551         37,865
Trading securities                                              52,450         41,138         29,240
Securities:
  Available for sale                                         2,634,253      2,329,375      1,919,488
  Investment (fair value:  June 30, 1999 - $221,649;
    December 31, 1998 -$227,754;
    June 30, 1998 - $222,159)                                  222,895        227,777        222,038
-------------------------------------------------------------------------------------------------------
    Total securities                                         2,857,148      2,557,152      2,141,526
-------------------------------------------------------------------------------------------------------
Loans                                                        4,127,117      3,647,099      2,975,085
Less reserve for loan losses                                    72,732         65,922         58,676
-------------------------------------------------------------------------------------------------------
  Net loans                                                  4,054,385      3,581,177      2,916,409
-------------------------------------------------------------------------------------------------------
Premises and equipment, net                                    110,707         87,721         65,634
Accrued revenue receivable                                      65,921         64,409         57,107
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: June 30, 1999 - $56,384;
  December 31, 1998 - $49,469;
  June 30, 1998 - $44,600)                                     135,005         97,578         68,668
Mortgage servicing rights                                      107,011         69,224         79,545
Real estate and other repossessed assets                         4,450          4,667          5,738
Other assets                                                   102,761         85,016         87,021
-------------------------------------------------------------------------------------------------------
Total assets                                               $ 7,992,420    $ 7,059,507    $ 5,939,453
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                        $ 1,144,211    $ 1,165,283    $   969,927
Interest-bearing deposits:
  Transaction                                                1,803,225      1,453,236      1,197,612
  Savings                                                      173,853        185,971        152,461
  Time                                                       1,896,578      1,803,237      1,811,013
-------------------------------------------------------------------------------------------------------
    Total deposits                                           5,017,867      4,607,727      4,131,013
-------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  Agreements                                                 1,304,896      1,040,683        758,345
Other borrowings                                               894,017        660,347        339,417
Subordinated debenture                                         148,551        146,921        148,371
Accrued interest, taxes and expense                             53,146         58,034         47,580
Other liabilities                                               44,037         21,002         32,538
-------------------------------------------------------------------------------------------------------
    Total liabilities                                        7,462,514      6,534,714      5,457,264
-------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                     25             25             23
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  June 30, 1999 - 47,655,870;  December 31, 1998
  -  48,111,647; June 30, 1998 - 47,122,329)                         3              3              3
Capital surplus                                                237,740        236,726        214,114
Retained earnings                                              318,174        278,365        269,153
Notes receivable from exercise of stock options                      -              -             (4)
Treasury stock (shares at cost: June 30, 1999 - 110,441;
  December 31, 1998 - 748,576;  June 30, 1998 - 1,105,466)      (2,580)        (2,623)        (9,950)
Accumulated other comprehensive income (loss)                  (23,456)        12,297          8,850
-------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                 529,906        524,793        482,189
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $ 7,992,420    $ 7,059,507    $ 5,939,453
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)

                                                            Accumulated
                                                              Other
                       Preferred  Stock     Common   Stock  Comprehensive  Capital  Retained  Treasury   Stock    Notes
                         Shares   Amount    Shares   Amount  Income(loss)  Surplus  Earnings   Shares   Amount   Receivable   Total
                       -------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1997     250,000   $ 23        47,001  $ 3      $11,669    $211,883  $232,620     881   $(4,314)    $  (4)  $451,880
Comprehensive income:
  Net income                  -      -             -    -            -           -    39,249       -        -          -     39,249
   Other Comprehensive
     income, net of tax:
     Unrealized gains(loss)
      on securities
      available for sale (1)  -      -             -    -       (2,819)          -         -       -        -          -     (2,819)
                                                                                                                         -----------
    Comprehensive income                                                                                                     36,430
                                                                                                                         -----------
Exercise of stock options     -       -           76     -           -       1,264         -      16     (346)         -        918
Issuance of common
  stock to Thrift Plan        -       -            -     -           -          69         -     (17)     337          -        406
Common stock dividend         -       -            -     -           -           -    (1,966)      -        -          -     (1,966)
Preferred dividend paid
 in shares of common stock    -       -           37     -           -         750      (750)      -        -          -          -
Director retainer shares      -       -            8     -           -         148         -       -        -          -        148
Treasury stock purchase       -       -            -     -           -           -         -     225   (5,627)         -     (5,627)

------------------------------------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1998         250,000   $   23      47,122   $  3     $8,850    $214,114   $269,153  1,105  $(9,950)    $   (4)  $482,189
------------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 1998     250,000   $   25      48,112   $  3    $12,297    $236,726   $278,365    749  $(2,623)    $    -   $524,793
Comprehensive income:
   Net income                 -        -           -      -          -           -     43,293      -        -          -     43,293
   Other Comprehensive
    income, net of tax:
     Unrealized gains(loss)
      on securities available
      for sale(1)            -         -           -      -    (35,753)          -          -      -        -          -    (35,753)
                                                                                                                         -----------
    Comprehensive income                                                                                                      7,540
                                                                                                                         -----------
Exercise of stock options    -         -         221       -         -       1,778          -     81   (1,909)         -       (131)
Issuance of common
 stock to Thrift Plan        -         -          17       -         -         405          -     (1)      33          -        438
Preferred dividends paid
 in shares of common stock   -         -          25       -         -         750       (750)     -        -          -          -
Common stock dividend        -         -           -       -         -           -     (2,734)     -        -          -     (2,734)
Director retainer shares     -         -           6       -         -         143          -      -        -          -        143
Cancel treasury stock        -         -        (725)      -         -      (2,062)         -   (725)   2,062          -          -
Treasury stock purchase      -         -           -       -         -           -          -      6     (143)         -       (143)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
  June 30, 1999         250,000   $   25      47,656   $   3  $(23,456)   $237,740   $318,174    110  $(2,580)      $  -   $529,906
------------------------------------------------------------------------------------------------------------------------------------

(1)                                               June 30, 1999   June 30, 1998
                                                  -------------   -------------
Reclassification adjustments:
  Unrealized losses on available for
   sale securities                                 $  (35,763)     $    1,134
  Less: reclassification adjustment
   for gains realized included in net
   income, net of tax                                     (10)          3,953

                                                --------------------------------
Net unrealized losses on securities                 $  (35,753)     $   (2,819)
                                                --------------------------------

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                        Six Months Ended
                                                                            June 30,
                                                              ----------------------------------
                                                                     1999            1998
                                                              ----------------------------------
Cash Flow From Operating Activities:
Net income                                                      $    43,293        $ 39,249
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan and repossessed real estate losses               5,908           6,443
  Depreciation and amortization                                      21,094          18,885
  Provision for impairment of mortgage servicing rights                   -           2,000
  Net amortization of  security discounts and premiums                  856             362
  Contribution of stock to Bank of Oklahoma Foundation                    -           2,257
  Net gain on sale of assets                                        (11,569)        (12,723)
  Mortgage loans originated for resale                             (399,019)       (467,213)
  Proceeds from sale of mortgage loans held for resale              423,840         451,796
  Increase in trading securities                                     (3,264)        (24,241)
  (Increase) decrease in accrued revenue receivable                   1,740          (4,705)
  Increase in other assets                                          (44,438)        (22,923)
  Increase in accrued interest, taxes and expense                    16,797           7,647
  Increase in other liabilities                                      20,497          13,976
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            75,735          10,810
------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                  38,395          21,146
  Proceeds from maturities of available for sale securities         416,173         283,340
  Purchases of investment securities                                (33,633)        (30,922)
  Purchases of available for sale securities                     (1,686,823)     (1,261,489)
  Proceeds from sales of available for sale securities            1,052,992         910,939
  Loans originated or acquired net or principal collected          (505,438)       (154,960)
  Proceeds from disposition of assets                               184,199          56,589
  Purchases of assets                                               (64,183)        (24,803)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                           26,019          35,793
------------------------------------------------------------------------------------------------
  Net cash used by investing activities                            (568,268)       (164,367)
------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase in demand deposits, transaction
    deposits, money market deposits, and savings accounts            57,420          99,773
  Net increase (decrease) in certificates of deposit                 (1,570)         76,506
  Net increase in other borrowings                                  469,643          71,860
  Purchase of treasury stock                                           (143)         (5,627)
  Common stock dividend                                              (2,734)         (1,966)
  Preferred stock dividend                                                -              (1)
  Issuance of preferred, common and treasury stock, net               1,074           1,472
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           523,690         242,017
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            31,157          88,460
Cash and cash equivalents at beginning of period                    471,425         400,105
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   502,582   $     488,565
------------------------------------------------------------------------------------------------

Cash paid for interest                                          $   118,235   $      76,409
------------------------------------------------------------------------------------------------
Cash paid for taxes                                             $    17,100   $ 7,403
------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    And other assets                                            $       797   $       1,843
------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock            $       750   $         750
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Texas, N.A., Swiss Avenue State Bank, Mid-Cities National Bank, Canyon Creek National Bank and First National Bank and Trust Company of Muskogee. Certain prior period balances have been reclassified to conform with the current period presentation.


(2)       ACQUISITIONS

On June 30, 1999, BOK Financial issued 2,371,809 common shares to acquire First Muskogee Bancshares, Inc. and its subsidiary, First National Bank and Trust Company of Muskogee (collectively "First Muskogee") in a pooling of interests. Financial statements of BOK Financial for the three months and six months of 1998 have been restated to reflect this acquisition. Information regarding this acquisition follows (in thousands except per share data):



                                      Six Months Ended     Three Months Ended
                                        June 30, 1998         June 30, 1998
                                       ---------------- --- -------------------
Net interest revenue:
   BOK Financial                        $   86,500            $   44,464
   First Muskogee                            3,967                 2,049
                                       ---------------- --- -------------------
   Combined                             $   90,467            $   46,513
                                       ---------------- --- -------------------
Net income:
   BOK Financial                        $   36,751            $   20,438
   First Muskogee                            2,498                 1,211
                                       ---------------- --- -------------------
   Combined                             $   39,249            $   21,649
                                       ---------------- --- -------------------
Earnings per share:
  Basic
   BOK Financial                       $      0.76           $      0.42
   First Muskogee                             0.05                  0.03
                                       ---------------- --- -------------------
   Combined                            $      0.81           $      0.45
                                       ---------------- --- -------------------
  Diluted
   BOK Financial                       $      0.68           $      0.38
   First Muskogee                             0.04                  0.02
                                       ---------------- --- -------------------
   Combined                            $      0.72           $      0.40
                                       ---------------- --- -------------------



On May 14, 1999, BOK Financial paid $26.8 million to acquire all outstanding common shares of Chaparral Bancshares, Inc. and its subsidiaries, (collectively "Chaparral"). On June 2, 1999, BOK Financial paid $17.0 million to acquire all outstanding stock of Mid-Cities Bancshares, Inc. and its subsidiaries (collectively "Mid-Cities"). On June 16, 1999, BOK Financial paid $32.0 million to acquire all outstanding stock of Swiss Avenue State Bank ("Swiss"). All three of these acquisitions were accounted for by the purchase method of accounting. Allocation of the purchase price to the net assets acquired were as follows (in thousands):

                                    Chaparral   Mid-Cities       Swiss
                                ----------------------------------------
Cash and cash equivalents         $   34,858    $   17,405   $   50,952
Securities                            13,347        19,037      114,354
Loans                                 54,074        43,195       50,440
   Less reserve for loan losses          356           583          586
                                ----------------------------------------
   Loans, net                         53,717        42,612       49,854
Premises and equipment                 6,672           452        8,942
Core deposit premium                   3,943         2,240        6,338
Other assets                           2,665           849        2,060
                                ----------------------------------------
Total assets acquired                115,203        82,595      232,500

Deposits
   Noninterest bearing                31,164        12,993        7,678
   Interest bearing                   67,946        59,557      174,954
                                ----------------------------------------
   Total deposits                     99,110        72,550      182,632
Borrowed funds                            21           165       28,240
Other liabilies                          423           122        1,155
                                ----------------------------------------
Net assets acquired                   15,649         9,758       20,473
Less purchase price                   26,751        17,000       32,005
                                ----------------------------------------
Goodwill                          $   11,102     $   7,242   $   11,532
                                ----------------------------------------



(3) MORTGAGE BANKING ACTIVITIES

At June 30, 1999, BOk owned the rights to service 97,561 mortgage loans with outstanding principal balances of $7.1 billion, including $89.5 million serviced for BOk. The weighted average interest rate and remaining term was 7.47% and 264 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 1999 is as follows:

                                                    Capitalized Mortgage Servicing Rights
                           ---------------------------------------------------------------------------
                                                                     Valuation     Hedging
                            Purchased     Originated       Total     Allowance  (Gain)/Loss    Net
                           -------------- ------------ -----------------------------------------------
Balance at
    December 31, 1998      $   70,509   $    21,199   $    91,708   $       -   $ (22,484)  $ 69,224
Additions                      10,272         6,187        16,459           -           -     16,459
Amortization expense           (6,688)       (1,834)       (8,522)          -         996     (7,526)
Realized hedge losses               -             -             -           -      25,298     25,298
Unrealized hedge losses             -             -             -           -       3,556      3,556
-------------------------- - ---------- -- ---------- -- ---------- ----------------------- ----------
Balance at  June 30, 1999  $   74,093   $    25,552   $    99,645   $       -   $   7,366   $107,011
-------------------------- - ---------- -- ---------- -- ---------- ----------------------- ----------
Estimated fair value of
    mortgage servicing
    rights (1)              $  84,844   $    34,187   $   119,031                           $119,031
-------------------------- - ---------- -- ---------- -- ---------- ----------------------- ----------
(1) Excludes  approximately  $9.5 million of loan  servicing  rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at June 30, 1999 follows (in thousands):

                             < 6.50%   6.50% - 7.49%  7.50% - 8.49%    => 8.50%    Total
                           ----------- ----------------------------------------- -----------
Cost less accumulated
  amortization             $  8,410   $   59,707       $  28,339     $  3,189    $  99,645
Deferred hedge losses             -        6,656             710            -        7,366
-------------------------- ----------- ----------------------------------------- -----------
Adjusted cost                 8,410       66,363          29,049        3,189      107,011
Fair value                   10,219       70,716          32,558        5,538      119,031
-------------------------- ----------- ----------------------------------------- -----------
Impairment                 $      -    $       -       $       -     $      -    $       -
-------------------------- ----------- ----------------------------------------- -----------
Outstanding principal of
  loans serviced           $    585    $   3,730       $   1,806     $    330      $ 6,451
-------------------------- ----------- ----------------------------------------- -----------
(1)  Excludes  outstanding  principal of $632.1  million for loans  serviced for which there is no capitalized mortgage servicing rights.


(4) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Six Months Ended June 30,
                                           -------------------------------
                                               1999               1998
                                           --------------     ------------
       Proceeds                         $    1,052,992      $    910,939
       Gross realized gains                      3,134             6,741
       Gross realized losses                     3,148               909
Related federal and state income
   tax expense                                      (4)            1,879


(5) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                         Three Months Ended          Six Months Ended
                                                     --------------------------- --------------------------
                                                       June 30,     June 30,       June 30,     June 30,
                                                         1999         1998           1999         1998
                                                     --------------------------- --------------------------
Numerator:
   Net income                                        $    22,056      $21,649        $43,293       $39,249
   Preferred stock dividends                                 375          375            750           750
-----------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share-income
   available to common stockholders                       21,681       21,274         42,543        38,499
-----------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                 375          375            750           750
-----------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share-income
  available to common stockholders after
  assumed conversion                                 $    22,056      $21,649        $43,293       $39,249
-----------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share-weighted
     average shares                                   47,481,156   47,449,845     47,454,355    47,498,063
   Effect of dilutive securities:
     Employee stock options                              724,850      811,290        702,767       788,991
     Convertible preferred stock                       5,970,257    5,970,257      5,970,257     5,970,257
-----------------------------------------------------------------------------------------------------------
Dilutive potential common shares                       6,695,107    6,781,547      6,673,024     6,759,248
-----------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions    54,176,263   54,231,392     54,127,379    54,257,311
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                             $      0.46        $0.45          $0.90         $0.81
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                           $      0.41        $0.40          $0.80         $0.72
-----------------------------------------------------------------------------------------------------------

(6)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements at June 30, 1999 is as follows:

                                                            Other       Other
                                         Net Interest     Operating  Operating      Average
                                            Revenue        Revenue    Expense        Assets
                                         -------------- ------------ ------------- ------------

Total reportable lines of business        $   70,094    $   70,477    $  84,835    $ 5,390,389
Total non-reportable lines of business        29,649        24,806       42,119      1,800,380
Unallocated items:
   Tax-equivalent adjustment                  (4,561)            -            -              -
   Funds management                           14,553           489        6,927        128,073
   Eliminations and all others, net           (1,141)        1,124        1,623       (120,484)
                                         ============== ============ ============= ============

BOK Financial consolidated               $   108,594    $   96,896    $ 135,504    $ 7,198,358
                                         ============== ============ ============= ============

Reportable segments reconciliation to the Consolidated Financial Statements at June 30, 1998 is as follows:

                                                       Other        Other
                                        Net Interest Operating    Operating   Average
                                          Revenue     Revenue      Expense     Assets
                                        ----------- ----------- ----------- -----------
Total reportable lines of business    $   63,812    $   64,084   $  85,618  $4,864,525
Total non-reportable lines of business    16,951        15,482      21,262     835,211
Unallocated items:
   Tax-equivalent adjustment              (4,738)            -           -           -
   Funds management                       14,370         2,293       2,305      36,483
   Contribution to BOk Foundation              -             -       2,257           -
   Eliminations and all others, net           72         4,362       2,083     (6,184)
                                        =========== =========== =========== ===========

BOK Financial consolidated            $   90,467    $   86,221   $ 113,525  $5,730,035
                                        =========== =========== =========== ===========


(7)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                             For Six months ended
                                          -----------------------------------------------------------------------------------------
                                                          June 30, 1999                                 June 30, 1998
                                          --------------------------------------------     ----------------------------------------
                                               Average          Revenue/     Yield          Average          Revenue/      Yield
                                               Balance         Expense(1)    /Rate          Balance         Expense(1)     /Rate
                                          -----------------------------------------------------------------------------------------
Assets
  Taxable securities                       $    2,309,820   $    68,784        6.01%   $    1,815,368   $    55,812        6.20%
  Tax-exempt securities(1)                        309,554        11,911        7.76           331,257        12,626        7.69
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities                            2,619,374        80,695        6.21         2,146,625        68,438        6.43
-----------------------------------------------------------------------------------------------------------------------------------
  Trading securities                               52,536         1,508        5.79            16,618           425        5.16
  Funds sold                                       37,790           933        4.98            50,799         1,484        5.89
  Loans(2)(3)                                   3,720,156       150,012        8.13         2,918,426       127,908        8.74
     Less reserve for loan losses                  69,208                                      56,208
-----------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                      3,650,948       150,012        8.29         2,862,218       127,908        8.91
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(1)(2)(3)               6,360,648       233,148        7.39         5,076,260       198,255        7.82
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                           837,710                                     653,775
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                       $    7,198,358                              $    5,730,035
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                     $    1,560,037 $      21,593        2.79%   $    1,193,313        18,579        3.14%
  Savings deposits                                159,274         1,471        1.86           150,563         1,956        2.62
  Other time deposits                           1,838,665        45,795        5.02         1,836,001        50,277        5.52
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits           3,557,976        68,859        3.90         3,179,877        70,812        4.49
-----------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                              1,837,076        46,559        5.11           963,751        27,407        5.73
  Subordinated debenture                          147,613         4,575        6.25           148,392         4,831        6.57
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                     5,542,665       119,993        4.37         4,292,020       103,050        4.84
liabilities(1)(2)
-----------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               1,025,496                                     909,776
  Other liabilities                                91,532                                      61,945
  Shareholders' equity                            538,665                                     466,294
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'   $    7,198,358                              $    5,730,035
equity
-----------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest Revenue(1)(3)                   113,155         3.03%                         95,205        2.98%
  Tax-Equivalent Net Interest Revenue (1)(3)
     To Earning Assets                                                         3.59                                        3.72
     Less tax-equivalent adjustment(1)                            4,561                                       4,738
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                            108,594                                      90,467
Provision for loan losses                                         5,968                                       6,443
Other operating revenue                                          96,896                                      86,221
Other operating expense                                         135,504                                     113,525
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                              64,018                                      56,720
Federal and state income tax                                     20,725                                      17,471
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $    43,293                                 $    39,249
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                   $       0.90                                $      0.81
-----------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                 $       0.80                                $      0.72
-----------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are forcomparative purposes.

(2) The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Yield/Rate excludes $1,468 million of non-recurring collection of foregone interest in June 30, 1998.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 1999                               March 31, 1999
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   2,418,685   $    35,841       5.94%    $    2,198,972  $    32,944       6.08%
  Tax-exempt securities(1)                      295,095         5,742       7.80            324,297        6,168       7.71
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          2,713,780        41,583       6.15          2,523,269       39,112       6.29
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             50,190           812       6.49             54,907          696       5.14
  Funds sold                                     40,587           520       5.14             34,962          413       4.79
  Loans(2)(3)                                 3,822,018        77,330       8.12          3,617,162       72,683       8.15
    Less reserve for loan losses                 70,968                                      67,428
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                    3,751,050        77,330       8.27          3,549,734       72,683       8.30
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                   6,555,607       120,245       7.36          6,162,872      112,904       7.43
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         831,059                                     833,945
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $   7,386,666                              $    6,996,817
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   1,655,457        11,035       2.67%    $    1,463,556       10,558       2.93%
  Savings deposits                              162,874           742       1.83            155,634          729       1.90
  Other time deposits                         1,822,915        22,643       4.98          1,854,590       23,152       5.06
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          3,641,246        34,420       3.79          3,473,780       34,439       4.02
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            1,955,583        24,761       5.08          1,715,715       21,772       5.15
  Subordinated debenture                        148,275         2,253       6.09            148,482        2,348       6.41
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       5,745,104        61,434       4.29          5,337,977       58,559       4.45
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,008,502                                   1,042,679
  Other liabilities                              89,319                                      83,315
  Shareholders' equity                          543,741                                     532,846
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $   7,386,666                              $    6,996,817
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)(3)                  58,811        3.07%                         54,345        2.98%
  Tax-Equivalent Net Interest  Revenue (1)(3)

     To Earning Assets                                                      3.60                                       3.58
   Less tax-equivalent adjustment (1)                           2,228                                      2,333
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           56,583                                     52,012
Provision for loan losses                                       2,538                                      3,430
Other operating revenue                                        49,431                                     47,464
Other operating expense                                        70,678                                     64,827
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            32,798                                     31,219
Federal and state income tax                                   10,742                                      9,983
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    22,056                                $    21,236
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.46                                $      0.44
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.41                                $      0.39
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are forcomparative purposes.

(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Excludes $1,794 of nonrecurring foregone interest in the third quarter 1998 and $1,468 in the second quarter 1998.

-------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 1998                      September 30, 1998                        June 30, 1998
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $  2,011,692   $    30,808       6.08%  $    1,864,907  $    29,113       6.19% $    1,753,735 $    26,888      6.15%
       328,998         6,269       7.56          331,444        6,317       7.56         327,657       6,275      7.68
-------------------------------------------------------------------------------------------------------------------------
     2,340,690        37,077       6.28        2,196,351       35,430       6.40       2,081,392      33,163      6.39
-------------------------------------------------------------------------------------------------------------------------
        19,415           232       4.74           27,389          389       5.63          21,408         262      4.91
        31,779           420       5.24           31,378          417       5.27          48,596         715      5.90
     3,365,960        71,331       8.41        3,073,221       68,715       8.64       2,929,642      65,207      8.73
        64,682                                    60,720                                  57,311
-------------------------------------------------------------------------------------------------------------------------
     3,301,278        71,331       8.57        3,012,501       68,715       8.81       2,872,331      65,207      8.90
-------------------------------------------------------------------------------------------------------------------------
     5,693,162       109,060       7.60        5,267,619      104,951       7.77       5,023,727      99,347      7.81
-------------------------------------------------------------------------------------------------------------------------
       689,808                                   664,646                                 661,653
-------------------------------------------------------------------------------------------------------------------------
  $  6,382,970                            $    5,932,265                          $    5,685,380
-------------------------------------------------------------------------------------------------------------------------


  $  1,264,080         9,126       2.86   $    1,213,449        9,443       3.09  $    1,214,007       9,472      3.13
       159,914           950       2.36          150,198          931       2.46         153,173       1,009      2.64
     1,720,035        22,775       5.25        1,760,223       23,968       5.40       1,830,952      25,103      5.50
-------------------------------------------------------------------------------------------------------------------------
     3,144,029        32,851       4.15        3,123,870       34,342       4.36       3,198,132      35,584      4.46
-------------------------------------------------------------------------------------------------------------------------
     1,504,257        20,444       5.39        1,154,520       16,857       5.79         874,380      12,413      5.69
       147,418         2,333       6.28          148,392        2,529       6.76         148,410       2,464      6.66
-------------------------------------------------------------------------------------------------------------------------
     4,795,704        55,628       4.60        4,426,782       53,728       4.82       4,220,922      50,461      4.80
-------------------------------------------------------------------------------------------------------------------------
       984,589                                   936,690                                 929,848
        87,304                                    79,433                                  62,753
       515,373                                   489,360                                 471,857
-------------------------------------------------------------------------------------------------------------------------
  $  6,382,970                            $    5,932,265                          $    5,685,380
-------------------------------------------------------------------------------------------------------------------------
                       53,432      3.00%                       51,223       2.95%                     48,886      3.02%
                                              3.05

                                   3.72                                     3.72                                  3.79
                       2,334                                    2,362                                  2,373
-------------------------------------------------------------------------------------------------------------------------
                      51,098                                   48,861                                 46,513
                       4,087                                    4,061                                  3,973
                      45,384                                   43,415                                 44,919
                      62,299                                   58,171                                 55,186
-------------------------------------------------------------------------------------------------------------------------
                      30,096                                   30,044                                 32,273
                       9,729                                   10,049                                 10,624
-------------------------------------------------------------------------------------------------------------------------
                 $    20,367                              $    19,995                            $    21,649
-------------------------------------------------------------------------------------------------------------------------


                 $      0.42                              $      0.41                            $      0.45
-------------------------------------------------------------------------------------------------------------------------
                 $      0.38                              $      0.37                            $      0.40
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K (A) Exhibits:
               No. 27.0   Financial Data Schedule filed herewith electronically.
               No. 27.1   Restated Financial Data Schedule filed herewith
                          electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended June 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BOK FINANCIAL CORPORATION
                                                   (Registrant)



Date:   August 16, 1999                             /s/ James A. White
        -------------------                         ---------------------------
                                                    James A. White
                                                    Executive Vice President and
                                                    Chief Financial Officer