Form 10-Q
period 1999-09-30
BOK FINANCIAL CORP ET AL
filed 1999-11-15
CIK 875357

As filed with the Securities and Exchange Commission on November 15, 1999
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1999
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,013,555 shares of common stock ($.00006 par value) as of October 31, 1999.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 1999

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                                 2
      Report of Management on Consolidated
            Financial Statements                                          16
      Consolidated Statements of Earnings - Unaudited                     17
      Consolidated Balance Sheets - Unaudited                             18
      Consolidated Statements of Changes
            in Shareholders' Equity - Uunaudited                          19
      Consolidated Statements of Cash Flows - Uunaudited                  20
      Notes to Consolidated Financial Statements - Unaudited              21
      Financial Summaries - Unaudited                                     25

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                            28

Signature                                                                 28

MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $22.7 million or $0.41 per diluted common share for the third quarter of 1999 compared to $20.0 million or $0.36 per diluted common share for the third quarter of 1998. Returns on average assets were 1.15% for the third quarter of 1999 compared to 1.34% for the third quarter of 1998. The decrease in return on average assets is due to the growth in average assets over the past twelve months, including $926 million due to acquisitions. Returns on average equity, including $53 million decrease in unrealized gain on securities available for sale, were 16.81% and 16.21%, for the third quarter of 1999 and 1998, respectively.

Net interest revenue for the third quarter of 1999 increased by $13.5 million or 28% while fees and commissions revenue grew by $2.4 million or 6%. This revenue growth was largely offset by a $12.6 million or 22% increase in operating expenses, which included a $2.2 million increase in amortization of intangible assets.

Operating results for the third quarter of 1999 include Bank of Albuquerque, which was acquired in the fourth quarter of 1998 and Mid-Cities National Bank, Canyon Creek National Bank and Swiss Avenue State Bank which were acquired in the second quarter of 1999.

Year to date net income and earnings per diluted common share were $66.0 million or $1.18, respectively for 1999 compared to $59.2 million or $1.06, respectively, for the same period in 1998. Returns on average assets and equity were 1.19% and 16.40%, respectively, for 1999 compared to returns on average assets and equity of 1.37% and 16.73%, respectively, for 1998.

All per share data have been restated for a 3 percent stock dividend that was announced on September 28, 1999 and paid in October, 1999.

Tangible Operating Results

Since inception, BOK Financial has completed several acquisitions that were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in future years into operating expense. Operating results excluding the impact of the amortization of these intangible assets are summarized below:

--------------------------------------------------------------------------------- -------------------
TABLE  1 - TANGIBLE OPERATING RESULTS
                                                  ------------------------------- -------------------
              (Dollars in Thousands Except Share        Three months ended     Nine months ended
Data)
                                                  ---------------------------------------------------
                                                    Sept. 30,    Sept. 30,   Sept. 30,     Sept. 30,
                                                      1999         1998         1999         1998
                                                  ---------------------------------------------------
  Net income                                        $  22,736   $  19,995    $  66,029    $  59,244
  After-tax impact of amortization of intangible        4,084       2,094       10,283        6,281
  assets
-----------------------------------------------------------------------------------------------------
  Tangible net income                               $  26,820   $  22,089    $  76,312    $  65,525
-----------------------------------------------------------------------------------------------------

  Tangible net income per diluted share             $    0.48   $    0.40    $    1.37    $    1.17
-----------------------------------------------------------------------------------------------------

  Tangible return on average shareholders' equity       19.83%      17.91%       18.95%       18.50%
-----------------------------------------------------------------------------------------------------

  Tangible return on average assets                      1.35%       1.48%        1.37%        1.51%
-----------------------------------------------------------------------------------------------------


Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $64.4 million for the third quarter of 1999 compared to $51.2 million for the third quarter of 1998, an increase of $13.2 million or 26% compared to the same quarter from last year. Average earning assets increased by $1.7 billion, including increases in average loans of $1.2 billion and average securities of $536 million. Interest bearing liabilities increased $1.9 billion, primarily due to increases in borrowed funds of $914 million. Interest bearing deposits increased $949 million. The growth in average earning assets and interest bearing liabilities included $811 million and $759 million, respectively, due to acquisitions in the fourth quarter of 1998 and the second quarter of 1999.

----------------------------------------------------------------------------------------------------------------------
TABLE 2 - VOLUME/RATE ANALYSIS
(In thousands)

                                                   Three months ended                     Nine months ended
                                                 September 30, 1999/1998               September 30, 1999/1998
                                           ---------------------------------------------------------------------------
                                                          Change Due To (1)                      Change Due To (1)
                                                       ------------------------               ------------------------
                                                                       Yield                                  Yield
                                              Change      Volume       /Rate         Change      Volume       /Rate
                                           ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $   7,524   $  8,098   $    (574)     $  19,781    $  22,235  $
                                                                                                              (2,454)
  Trading securities                                4          3           1          1,088          994          94
  Loans                                        22,961     25,375      (2,414)        46,532       58,882     (12,350)
  Funds sold                                       86        115         (29)          (625)        (290)       (335)
----------------------------------------------------------------------------------------------------------------------
Total                                          30,575     33,591      (3,016)        66,776       81,821     (15,045)
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits         2,835      4,640      (1,805)         5,849       10,072      (4,223)
  Savings deposits                               (152)        96        (248)          (637)         194        (831)
  Time deposits                                 2,268      3,782      (1,514)        (2,213)       3,866      (6,079)
  Other borrowings                             10,832     12,783      (1,951)        29,824       36,189      (6,365)
  Subordinated debenture                         (156)         4        (160)          (413)         (22)       (391)
----------------------------------------------------------------------------------------------------------------------
Total                                          15,627     21,305      (5,678)        32,410       50,299     (17,889)
----------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          14,948   $ 12,268   $   2,662         34,366    $  31,522  $     2,844
    before nonrecurring foregone interest
  Change in non-recurring foregone             (1,794)                               (3,262)
interest
 Change in tax-equivalent adjustment             (372)                                 (549)
----------------------------------------------------------------------------------------------------------------------
Net interest revenue                        $  13,526                             $  31,653
----------------------------------------------------------------------------------------------------------------------
(1) Changes  attributable  to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Year to date, net interest revenue increased by $31.7 million compared to 1998. Excluding the non-recurring collection of foregone interest in 1998, this represented a 23% increase in net interest revenue due to growth in earning assets.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.66% for the third quarter of 1999 compared to 3.72% for the third quarter of 1998 and 3.60% for the second quarter of 1999.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy typically results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the third quarter of 1999, this strategy resulted in a 71 basis point decrease in net interest margin. However, this strategy contributed $3.7 million to net interest revenue. As more fully discussed in the Market Risk section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy.

Other Operating Revenue

Other operating revenue for the third quarter of 1999 increased $1.4 million compared to the same quarter of 1998. Total fees and commissions, which are included in other operating revenue, increased $2.4 million or 6%. Transaction card revenue increased $1.8 million or 27% over the third quarter of 1998 due to a greater volume of transactions processed. Service charges on deposits increased $2.4 million or 29%, including $1.5 million due to acquisitions. Leasing revenue decreased $1.2 million due to the sale of BOK Financial's interests in four leasing partnerships during the second quarter of 1999. Brokerage and trading revenue decreased $872 thousand due primarily to a revaluation of the residual interest in a pool of automobile loans that was sold in the first quarter of 1999. Actual repayments of the loans have exceeded the initial estimates. The accelerated repayments has reduced the value of the residual interest.

--------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)

                                                           Three Months Ended
                                ------------------------------------------------
                                Sept. 30, June 30, March 31,  Dec. 31, Sept. 30,
                                  1999     1999      1999        1998      1998
                                ------------------------------------------------

Brokerage and trading revenue   $ 3,237  $ 3,779  $  4,436  $  4,010   $ 4,109
Transaction card revenue          8,298    7,986     7,597     6,360     6,516
Trust fees and commissions        9,045    8,874     7,769     7,655     7,755
Service charges and fees
  on deposit accounts            10,857   10,073     9,453     9,553     8,439
Mortgage banking revenue          9,189    9,877     9,292    10,543    10,929
Leasing revenue                     526      817     1,868     1,897     1,749
Other revenue                     4,129    4,659     5,085     2,399     3,367
--------------------------------------------------------------------------------
  Total fees and commissions     45,281   46,065    45,500    42,417    42,864
--------------------------------------------------------------------------------
Gain on student loan sales           39       16       529         -        13
Gain on loan securitization           -        -       270         -         -
Gain on sale of other assets          -    3,638       892         -         -
Gain (loss) on securities          (485)    (288)      274     2,967     538
--------------------------------------------------------------------------------
  Total other operating revenue $44,835  $49,431  $ 47,465  $ 45,384   $43,415
--------------------------------------------------------------------------------

Year to date, other operating revenue increased $12.1 million or 9% compared to 1998. Total fees and commissions increased $15.1 million or 12% due primarily to increases in transaction card revenue and service charges on deposit accounts. Additionally, other revenue for the nine months ended September 30, 1999 included $4.3 million for underwriting and private placement fees compared to $348 thousand for the same period of 1998.

Other Operating Expenses

Operating expenses for the third quarter of 1999 increased $12.6 million or 22% compared to the third quarter of 1998. The third quarter of 1999 included operating expenses of $9.3 million for acquired banks that were not included in the third quarter of 1998. The discussion following Table 4 of other operating expenses excludes these charges from 1999 to improve comparability.

--------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)

                                                           Three Months Ended
                                ------------------------------------------------
                               Sept. 30,  June 30,  March 31, Dec. 31, Sept. 30,
                                  1999      1999      1999      1998      1998
                                ------------------------------------------------

Personnel                       $ 34,262  $ 34,047  $ 31,900  $ 30,346  $ 26,914
Business promotion                 1,925     2,410     2,498     2,663     1,900
Professional fees/services         2,452     2,780     1,901     3,165     2,652
Net occupancy, equipment
  and data processing             15,198    13,657    13,108    12,640    10,762
FDIC and other insurance             323       369       326       362       297
Printing, postage and supplies 2,729 3,019 2,816 2,748 2,349 Net gains and operating
  Expenses on repossessed assets (1,501) (132) (1,296) (89) (18 Amortization of intangible
  Assets                           4,519     3,667     3,248     2,565     2,304
Mortgage banking costs             6,183     6,787     5,304     7,262     6,374
Provision for impairment of
   Mortgage servicing rights           -         -         -    (4,290)        -
Other expense                      4,665     4,074     5,021     4,927     4,637
--------------------------------------------------------------------------------
  Total                         $ 70,755  $ 70,678  $ 64,826  $ 62,299  $ 58,171
--------------------------------------------------------------------------------

Personnel costs increased $3.8 million due to increased staffing, normal compensation increases and increased incentive compensation. Staffing on a full-time equivalent ("FTE") basis increased by 198 employees while average compensation per FTE increased by 2%. Incentive compensation, which varies directly with revenue increased $950 thousand to $3.5 million for the quarter. The increase in incentive compensation was due to growth in revenue over pre-determined targets and growth in the number of business units covered by incentive plans. Occupancy, equipment and data processing costs increased $2.5 million or 23%, due primarily to an increase in data processing costs. A significant portion of BOK Financial's data processing is outsourced to third parties. Therefore, data processing costs are directly related to the volume of transactions processed.

----------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)

                                                                Three Months Ended
                                    ----------------------------------------------------
                                     Sept. 30, June 30,  March 31,  Dec. 31,  Sept. 30,
                                       1999      1999      1999      1998       1998
                                    ----------------------------------------------------
Total other operating expense       $70,755  $ 70,678   $ 64,826  $ 62,299  $ 58,171
Acquisition expenses                      -    (1,266)         -    (1,508)        -
Provision for impairment of mortgage
  Servicing rights                        -         -          -     4,290         -
Net gains and operating costs from
   repossessed assets                 1,501       132      1,296        89        18
----------------------------------------------------------------------------------------
  Total                             $72,256  $ 69,544   $ 66,122  $ 65,170  $ 58,189
----------------------------------------------------------------------------------------

Operating expenses through September 30, 1999 were $35 million or 20% higher than operating expenses for the first nine months of 1998. Excluding significant or non-recurring items and the effect of acquisitions, operating expenses increased $16.4 million or 10% due primarily to higher personnel costs and data processing expenses.

LINES OF BUSINESS

BOK Financial operates four principal lines of business, corporate banking, consumer banking, mortgage banking and trust services. Other lines of business include the TransFund ATM system, BOSC, Inc., Bank of Arkansas, Bank of Texas and Bank of Albuquerque.

Corporate Banking

Corporate banking contributed $14.1 million or 62% of consolidated net income for the third quarter of 1999 compared to $11.6 million or 58% of consolidated net income for the third quarter of 1998. Revenue increased 12% due to increased loan volumes while operating expenses were unchanged.

Table 6  Corporate Banking
              (In Thousands)

                   Three months ended Sept. 30,   Nine months ended Sept. 30,
                   ----------------------------- ---------------------------
                       1999            1998           1999          1998
                   ------------- --------------- ---------------------------
Total revenue     $    37,905    $    33,730     $    95,249   $    81,776
Operating expense      14,591         14,639          35,685        35,686
Net income             14,124         11,571          36,201        27,975

Average assets    $ 3,489,657    $ 2,762,803     $ 3,164,627   $ 2,491,836
Average equity        339,918        277,830         320,862       263,229

Return on assets        1.61%          1.66%           1.53%        1.50%
Return on equity       16.48          16.52           15.08        14.21
Efficiency ratio       38.49          43.40           37.46        43.64


Consumer Banking

Consumer banking contributed $3.2 million or 14% of consolidated net income for the third quarter of 1999 compared to $2.4 million or 24% of consolidated net income for the third quarter of 1998. Total revenue, which consists primarily of intercompany credit for funds provided to other divisions of BOK Financial and fees generated by various services, were unchanged compared to the third quarter of 1998. Operating expenses decreased $977 thousand for the same period.

Table 7  Consumer Banking
(In Thousands)

                    Three months ended Sept. 30,  Nine months ended Sept. 30,
                   ----------------------------- ---------------------------
                        1999            1998          1999          1998
                   ------------- --------------- ---------------------------
Total revenue     $    16,886    $    16,584     $    51,317   $    49,031
Operating expense      11,715         12,692          35,508        37,634
Net income              3,159          2,364           9,658         6,911

Average assets    $ 1,861,710    $ 1,938,165     $ 1,872,041   $ 1,943,724
Average equity         43,149         45,778          42,628        45,187

Return on assets        0.67%          0.48%           0.69%        0.48%
Return on equity       29.05          20.49           30.29        20.45
Efficiency ratio       69.38          76.53           69.19        76.76

Mortgage Banking

Mortgage banking contributed $466 thousand or 2% of consolidated net income for the third quarter of 1999 compared to $1.7 million or 8% for the third quarter of 1998. Total revenue decreased $2.4 million. Mortgage loan origination activity has decreased since last year due to higher interest rates, resulting in lower gains on secondary marketing activity. Revenue from mortgage banking activities was also reduced by internal funding costs associated with the deferred hedging losses.

Capitalized mortgage servicing rights totaled $106.5 million at September 30, 1999 compared to $107.0 million at June 30, 1999 and $69.2 million at December 31, 1998. The increase in capitalized servicing rights was due primarily to $28.5 million in hedging losses realized since December 31, 1998. At September 30, 1999, realized hedging losses totaled $7.4 million, net of accumulated amortization, while unrealized losses on open hedging positions totaled $347 thousand.

Table 8  Mortgage Banking
(In Thousands)

                        Three months ended Sept. 30, Nine months ended Sept. 30,
                               ----------------------- -------------------------
                                1999          1998       1999         1998
                               ---------- ----------- -------------------------
Total revenue                 $  10,767   $  13,128   $   33,171   $   37,549
Operating expense                10,003      10,392       30,244       30,282
Provision for impairment
  of mortgage servicing assets        -           -            -        2,000
Net income                          466       1,672        1,788        3,218

Average assets                $ 380,940   $ 366,956   $  357,549   $  378,952
Average equity                   25,586      30,761       26,157       30,259

Return on assets                   0.49%       1.81%        0.67%       1.14%
Return on equity                   7.23       21.56         9.14       14.22
Efficiency ratio                  92.90       79.16        91.18       80.65

Trust Services

Trust services contributed $2.3 million or 10% of consolidated net income for the third quarter of 1999 compared to $1.8 million or 9% of consolidated net income for the third quarter of 1998. Revenue from trust services increased $2.2 million or 18% for the quarter while operating expenses increased $1.3 million or 15%.

Table 9  Trust Services
(In Thousands)

                      Three months ended Sept. 30,   Nine months ended Sept. 30,
                      --------------------------- -----------------------------
                        1999           1998          1999            1998
                      ------------ -------------- --------------- -------------
Total revenue        $   13,914    $   11,763     $    40,306   $      34,745
Operating expense        10,071         8,753          29,778          26,492
Net income                2,349         1,840           6,433           5,043

Average assets       $  336,884    $  296,623     $   335,573   $     300,024
Average equity           35,757        29,654          35,067          29,380

Return on assets           2.77%         2.46%           2.56%           2.25%
Return on equity          26.06         24.62           24.53           22.95
Efficiency ratio          72.38         74.41           73.88           76.25

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

The Federal Financial Institution Examination Council ("FFIEC") provides regulatory guidance on BOK Financial's and other financial institutions' Year 2000 compliance. These guidelines covered system testing, business resumption planning, cash reserve considerations, as well as guidance for monitoring systems during the weekend of December 31st. BOK Financial has successfully completed all requirements.

FFIEC guidelines also required financial institutions to substantially complete the four phases of the Year 2000 business resumption contingency planning process no later than June 30, 1999. BOK Financial's Year 2000 Project Team is focused on preparation for the Year 2000 event. Plans have been finalized to address certain situations that may arise as a result of internal or external disruptions. These plans have been simulated or otherwise validated during the third quarter of 1999. System change control policies require that new enhancements or initiatives within the company or at our outsourced providers be tested for Year 2000 compliance prior to introduction to our processing environment. This policy includes severe limitations on all changes from October 1, 1999 through February 29, 2000. Finally, plans have been developed to have key resources available throughout all high risk processing periods during December, 1999 and January and February, 2000. Additional costs to prepare for Year 2000 are not expected to be significant.

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

The foregoing forward-looking statements, including the costs of addressing the Year 2000 issue, reflect management's current assessment and estimates with respect to BOK Financial's Year 2000 compliance effort. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of BOK Financial. Some of these factors include, but are not limited to, third party modification plans, availability of technological and monetary resources, representations by vendors and counter parties, technological advances, economic considerations and consumer perceptions. BOK Financial's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

Assessment of Financial Condition

The aggregate loan portfolio at September 30, 1999 increased $283 million to $4.4 billion during the third quarter of 1999. Commercial loans increased $205 million and commercial real estate loans increased $58 million, respectively.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)

                                         Sept. 30,        June 30,       March 31,        Dec. 31,        Sept. 30,
                                           1999             1999           1999             1998            1998
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     593,944    $     558,975   $     484,810   $    468,700     $     361,359
  Manufacturing                            327,195          289,879         280,155        245,268           233,913
  Wholesale/retail                         400,730          371,867         319,545        279,265           302,832
  Agricultural                             162,531          151,010         212,314        160,241           147,959
  Services                                 833,671          757,012         647,963        635,585           552,902
  Other commercial and industrial          206,045          190,668         189,752        200,214           128,760
Commercial real estate:
  Construction and land development        258,947          246,948         203,968        174,059           151,396
  Multifamily                              259,276          240,906         191,173        181,525           153,304
  Other real estate loans                  523,324          495,304         412,798        404,985           350,188
Residential mortgage:
  Secured by 1-4 family
    residential properties                 526,622          520,061         482,990        500,690           460,945
  Residential mortgages held for            58,466           79,994          81,277        100,269            82,886
sale
Consumer                                   259,414          224,493         175,217        296,298           240,761
---------------------------------------------------------------------------------------------------------------------
  Total                              $   4,410,165    $   4,127,117   $   3,681,962   $  3,647,099     $   3,167,205
---------------------------------------------------------------------------------------------------------------------


While BOK Financial continues to increase geographic diversification through expansion in the Dallas, Texas and Albuquerque, New Mexico areas, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by the primary industry of the borrowers are presented in Table 10. Agriculture includes loans totaling $141 million to the cattle industry. Services include loans totaling $160 million to nursing and medical facilities and $113 million to the hotel industry. Commercial real estate loans are secured primarily by properties in the Tulsa or Oklahoma City metropolitan areas. The major components of other real estate loans are office buildings, $174 million and retail facilities, $158 million.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loans losses, which is available to absorb losses inherent in the loan portfolio, totaled $75 million at September 30, 1999, $73 million at June 30, 1999 and $66 million at December 31, 1998. This represents 1.73%, 1.80% and 1.86% of total loans, excluding loans held for sale, at September 30, 1999, June 30, 1999, and December 31, 1998, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 11 presents statistical information regarding the reserve for loan losses for the past five quarters.


-------------------------------------------------------------------------------------------------------------------
TABLE 11 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                       Sept. 30,       June 30,       March 31,       Dec. 31,         Sept. 30,
                                         1999            1999           1999            1998             1998
                                   --------------------------------------------------------------------------------
Beginning balance                   $      72,732  $      68,994   $      65,922  $      63,056    $      58,676
 Loans charged-off:
  Commercial                                   71          1,420               4          1,132              533
  Commercial real estate                        -              -              35             33               50
  Residential mortgage                         20             37              14             54               53
  Consumer                                  1,237          1,339           1,164            940              896
-------------------------------------------------------------------------------------------------------------------
  Total                                     1,328          2,796           1,217          2,159            1,532
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 830          1,839             133             34              796
   Commercial real estate                     208              4             236            516              551
   Residential mortgage                         2              1               -              -                -
   Consumer                                   600            627             490            388              504
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,640          2,471             859            938            1,851
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)           (312)           325             358          1,221             (319)
Provision for loan losses                   2,142          2,538           3,430          4,087            4,061
Additions due to acquisitions                   -          1,525               -              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $      75,186  $      72,732   $      68,994  $      65,922    $      63,056
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                           1.73%          1.80%         1.92%          1.86%             2.04%
 Net loan losses (annualized)
  to average loans (1)                      (0.03)          0.03          0.04           0.15             (0.04)
-------------------------------------------------------------------------------------------------------------------
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the reserve for loan losses is assessed by management based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon a statistical migration analysis for each category of loans, and unallocated reserves that are based upon an analysis of current economic conditions, loan concentrations, portfolio growth, and other relevant factors. An independent Credit Administration department is responsible for performing this evaluation for all of BOK Financial's subsidiaries to ensure that the methodology is applied consistently.

All significant criticized loans are reviewed quarterly with written documentation. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At September 30, 1999, specific impairment reserves totaled $1.9 million.

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

A nonspecific allowance for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At September 30, 1999, the loss potential ranges for the more significant factors are:

Concentration of large loans -   $1.1 million to $2.2 million
Loan portfolio growth and expansion into new markets - $1.2 million to $2.3 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate allowance for loan losses. These provisions were $2.1 million for the third quarter of 1999 compared to $2.5 million for the second quarter of 1999 and $4.1 million for the third quarter of 1998.

NON-PERFORMING ASSETS

Information regarding non-performing assets, which were $22 million at September 30, 1999, $25 million at June 30, 1999 and $19 million at December 31, 1998 is presented in Table 12. Non-performing loans include non-accrual loans and renegotiated loans, and exclude loans 90 days past due.

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Non-performing Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At September 30, 1999, loans totaling $95 million were assigned by management to the substandard risk category and loans totaling $77 million were assigned to the special mention risk category, compared to $79 million and $54 million, respectively, at June 30, 1999. Management expects that the level of loans assigned to these risk categories will moderate over the next nine to twelve months as improvements in the energy and cattle sectors begin to show in the operating results of BOK Financial's borrowers.
This expectation depends upon continued stability in the overall economy.

---------------------------------------------------------------------------------------------------------------------
TABLE 12 - NONPERFORMING ASSETS
(In thousands)
                                                   Sept. 30,      June 30,     Mar. 31,     Dec. 31,      Sept. 30,
                                                     1999          1999         1999          1998          1998
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    12,088   $    13,754   $     9,712  $     8,394   $     8,439
   Commercial real estate                             1,796         2,824         2,726        1,950         2,379
   Residential mortgage                                  44           699         2,097        2,583         3,097
   Consumer                                           3,938         3,198         1,410        1,168         1,127
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           17,866        20,475        15,945       14,095        15,042
Renegotiated loans                                        -             -             -            -             -
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         17,866        20,475        15,945       14,095        15,042
Other nonperforming assets                            4,447         4,450         4,927        4,667         4,400
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    22,313   $    24,925   $    20,872  $    18,762   $    19,442
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  Nonperforming loans                               420.83%       355.22%       432.70%      467.70%       419.20%
 Nonperforming loans to
  Period-end loans (2)                                0.41          0.51          0.44         0.40          0.49
---------------------------------------------------------------------------------------------------------------------
Loans past due 90 days  (1)                    $    12,757   $    11,082    $   13,037  $      9,553  $     15,714
---------------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed
        by agencies of the U.S. Government      $     7,712   $     7,958   $     7,674  $     8,122   $     8,449
    Excludes residential mortgages guaranteed
        by agencies of the U.S. Government in
        foreclosure                                   8,159         7,487         7,099        6,953         9,742
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------


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

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the third a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing, the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights, and the 10-year U.S. Treasury rate which affects the value of the mortgage servicing hedges. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, is included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At September 30, 1999 and 1998, this modeling indicated interest rate sensitivity as follows:

Table 13 - Interest Rate Sensitivity
                (Dollars in Thousands)
                                   200 bp Increase         200 bp Decrease          Most Likely
                                 ----------------------   ---------------------    -------------------
                                   1999       1998       1999          1998        1999        1998
                                 ------------- --------   ------------ --------    ------------ ------
Anticipated impact over the next twelve months:
   Net interest revenue       $ (1,741)    $  1,849     $ 1,163    $  (2,818)   $ (2,215)   $ (1,706)
                                  (0.6)%        0.9%        0.4%        (1.4)%      (0.8)%      (0.8)%
------------------------------------------ ----------------------- ------------ ----------- ----------
   Net income                  $(1.079)    $  3,701     $   721    $ (12,717)   $ (1,373)   $ (1,151)
                                  (1.1)%        4.2%        0.7%       (14.3)%      (1.4)%      (1.3)%
------------------------------------------ ----------------------- ------------ ----------- ----------
   Economic value of equity   $(43,667)    $(26,981)    $(2,515)   $ (12,139)   $   (539)   $  8,151
                                  (3.9)%       (3.5)%      (0.2)%       (1.6)%       0.0%        1.1%
------------------------------------------ ----------------------- ------------ ------------ ---------

The estimated changes in interest rates on net interest revenue or net income is not projected to be significant within the +/- 200 basis point range of assumptions. However, this modeling indicated that under the 200 basis point increase scenario, BOK Financial's economic value of equity would decrease by $43.7 million due primarily to the effect of rising interest rates on the value of the securities portfolio.

BOK Financial hedges its loss exposure from the prepayment of mortgage loans that it services through the use of futures contracts, call options and put options. These derivatives are based upon 10-year U.S. Treasury securities. The changes in value of these derivatives have a highly correlated, inverse relation to changes in value of the mortgage servicing rights. The interest rate sensitivity of the mortgage servicing portfolio and the related hedge is modeled over a range of + or - 50 basis points. At September 30, 1999, the pre-tax results of this modeling are as follows:

                                    50 bp increase       50 bp decrease
                                   -----------------    ------------------
Anticipated change in:
Mortgage servicing rights                 $ 4,272            $(6,884)
Hedging instruments                        (2,918)             3,169
                                   =================    ==================
Net                                       $ 1,354            $(3,715)
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

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed-upon notional amount. For the third quarter of 1999, income from these swaps exceeded the cost of the swaps by $362 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------
TABLE 14 - INTEREST
RATE SWAPS
(In thousands)
                      Notional          Pay              Receive          Fair
                       Amount           Rate              Rate           Value
                   -------------------------------------------------------------
Expiration:
  2001                 $ 4,324         5.03      %       5.40(1)   %   $     62
  2002                 120,660     5.4 - 6.08 (1)      6.21 - 6.92          295
  2003                  42,081      4.82 - 5.99         5.40 (1)          1,265
  2004                  23,604      5.65 - 5.92         5.40 (1)            452
  2005                   8,383      5.08 - 5.21         5.40 (1)            472
  2006                  16,500          7.26            6.08 (1)           (554)
  2007                 164,384      5.23 - 7.48      5.40 - 6.08 (1)        619
  2008                  28,706      5.15 - 5.67         5.40 (1)          1,998
  2009                  68,851       5.22 - 6.8         5.40 (1)          2,850

--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

Trading Activities

BOK Financial enters into trading account activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations, and other financial institutions. BOK Financial will also take trading positions in U.S. Treasury securities, mortgage-backed securities, municipal bonds and financial futures for its own account through Bank of Oklahoma, N.A. and BOSC, Inc. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.
Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million and the VAR to $6.5 million. At September 30, 1999, the nominal aggregate trading positions was $15 million, the VAR was $539 thousand.


--------------------------------------------------------------------------------
TABLE 15 - CAPITAL RATIOS
                             Sept. 30,  June 30,  March 31,  Dec. 31,  Sept. 30,
                               1999       1999        1999     1998       1998
                             ---------------------------------------------------
Average shareholders' equity
  to average assets            6.72%      7.36%      7.62%      8.07%     8.25%
Risk-based capital:
  Tier 1 capital               7.09       7.09       8.19       7.93      9.51
  Total capital               10.67      10.89      12.23      12.02     14.08
Leverage                       5.64       5.47(1)    6.32       6.60      7.25
--------------------------------------------------------------------------------
(1) Originally reported as 5.86% but has been restated to reflect second quarter acquisitions average assets as if outstanding entire quarter in accordance with regulatory guidance.


Financial institutions are considered to be "well capitalized" pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 if their Leverage, Tier 1 and Total Capital ratios are at least 5%, 6%, and 10%, respectively. BOK Financial and its subsidiary banks continue to exceed the regulatory definition of well capitalized. However, BOK Financial's capital ratios have declined compared to the third quarter of 1998 due to its acquisition program and continued asset growth. While management projects capital to grow and the capital ratios to increase over time, future asset growth and acquisitions may be constrained by capital limitations.

BOK Financial had borrowing lines from other commercial banks totaling $105 million which have been renegotiated into a $125 million syndicated senior facility with a three year maturity, interest based on LIBOR + 75 basis points. The debt facility includes covenants on capital adequacy, asset quality and indebtedness that are generally consistent with regulatory guidelines.

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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1998 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

----------------------------------------------------------------------------- ---------------------------------------
Consolidated Statement of Earnings - UNAUDITED
(In Thousands Except Share Data)
                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                   -------------------------------    -------------------------------
                                                       1999              1998             1999              1998
                                                   ------------- --- -------------    ------------- --- -------------
Interest Revenue
Loans                                           $    89,655       $    68,592      $     239,302     $     196,240
Taxable securities                                   37,735            29,111            106,520            84,924
Tax-exempt securities                                 3,456             4,080             11,170            12,228
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Total securities                                  41,191            33,191            117,690            97,152
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Trading securities                                      393               389              1,901               813
Funds sold                                              503               417              1,276             1,901
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Total interest revenue                           131,742           102,589            360,169           296,106
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Interest Expense
Deposits                                             39,293            34,342            108,152           105,153
Other borrowings                                     27,690            16,857             74,089            44,265
Subordinated debenture                                2,372             2,529              6,947             7,360
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Total interest expense                            69,355            53,728            189,188           156,778
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Net Interest Revenue                                 62,387            48,861            170,981           139,328
Provision for Loan Losses                             2,142             4,061              8,110            10,504
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Net Interest Revenue After
   Provision for Loan Losses                         60,245            44,800            162,871           128,824
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Other Operating Revenue
Brokerage and trading revenue                         3,237             4,109             11,452            11,291
Transaction card revenue                              8,298             6,516             23,881            18,066
Trust fees and commissions                            9,045             7,755             25,688            22,301
Service charges and fees on deposit accounts         10,857             8,439             30,383            24,366
Mortgage banking revenue, net                         9,189            10,929             28,358            31,190
Leasing revenue                                         526             1,749              3,211             5,214
Other revenue                                         4,129             3,367             13,873             9,290
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Total fees and commissions revenue                   45,281            42,864            136,846           121,718
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Gain on sale of student loans                            39                13                584             1,548
Gain on loan securitization                               -                 -                270                 -
Gain on sale of other assets                              -                 -              4,530                 -
Securities gains (losses), net                         (485)              538               (499)            6,370
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Total other operating revenue                        44,835            43,415            141,731           129,636
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Other Operating Expense
Personnel                                            34,262            26,914            100,209            79,092
Business promotion                                    1,925             1,900              6,833             5,556
Contribution of stock to BOk Charitable
   Foundation                                             -                 -                  -             2,257
Professional fees and services                        2,452             2,652              7,133             6,616
Net occupancy, equipment & data processing           15,198            10,762             41,963            30,878
FDIC and other insurance                                323               297              1,018             1,006
Printing, postage and supplies                        2,729             2,349              8,564             6,775
Net(gains) losses, and operating    expenses
of repossessed assets                                (1,501)              (18)            (2,929)             (386)
Amortization of intangible assets                     4,519             2,304             11,434             6,950
Mortgage banking costs                                6,183             6,374             18,274            18,687
Provision for impairment of mortgage
   servicing rights                                       -                 -                  -             2,000
Other expense                                         4,665             4,637             13,760            12,265
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Total Other Operating Expense                        70,755            58,171            206,259           171,696
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Income Before Taxes                                  34,325            30,044             98,343            86,764
Federal and state income tax                         11,589            10,049             32,314            27,520
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Net Income                                      $    22,736       $    19,995      $      66,029     $      59,244
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Earnings Per Share:
Net Income
   Basic                                        $      0.46       $      0.40      $       1.33      $       1.19
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Diluted                                      $      0.41       $      0.36      $       1.18      $       1.06
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Average Shares Used in Computation:
   Basic                                         48,993,564        48,824,281         48,927,113       48,899,911
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
   Diluted                                       55,769,698        55,709,650         55,767,967       55,836,384
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In Thousands Except Share Data)
                                                                 September 30,     December 31,      September 30,
                                                                      1999             1998               1998
                                                                  --------------------------------------------------
ASSETS
Cash and due from banks                                        $      409,014    $      431,874    $      352,892
Funds sold                                                            180,170            39,551            36,826
Trading securities                                                     15,945            41,138            22,730
Securities:
  Available for sale                                                2,454,018         2,329,375         2,100,329
  Investment (fair value:  September 30, 1999 - $204,623;
    December 31, 1998 -$227,754;
    September 30, 1998 - $220,161)                                    213,125           227,777           221,329
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                2,667,143         2,557,152         2,321,658
--------------------------------------------------------------------------------------------------------------------
Loans                                                               4,410,165         3,647,099         3,167,205
Less reserve for loan losses                                           75,186            65,922            63,057
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         4,334,979         3,581,177         3,104,148
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           116,614            87,721            69,270
Accrued revenue receivable                                             64,403            64,409            62,512
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: September 30, 1999 - $57,903;
  December 31, 1998 - $49,469;
  September 30, 1998 - $46,532)                                       131,332            97,578            66,123
Mortgage servicing rights                                             106,532            69,224            52,233
Real estate and other repossessed assets                                4,447             4,667             4,400
Other assets                                                          143,748            85,016            76,992
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $    8,174,327    $    7,059,507    $    6,169,784
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $      961,009    $    1,165,283    $      942,783
Interest-bearing deposits:
  Transaction                                                       1,806,433         1,453,236         1,189,534
  Savings                                                             162,395           185,971           148,650
  Time                                                              2,217,401         1,803,237         1,722,244
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  5,147,238         4,607,727         4,003,211
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  Agreements                                                        1,306,792         1,040,683           817,840
Other borrowings                                                      888,239           660,347           609,579
Subordinated debenture                                                148,597           146,921           148,415
Accrued interest, taxes and expense                                    57,545            58,034            52,667
Other liabilities                                                      80,693            21,002            23,944
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               7,629,104         6,534,714         5,655,656
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25                25                23
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  September 30, 1999 - 49,164,957;  December 31, 1998
  -  48,111,647; September 30, 1998 -47,193,815)                            3                 3                 3
Capital surplus                                                       269,423           236,726           215,109
Retained earnings                                                     309,928           278,365           288,393
Notes receivable from exercise of stock options                             -                 -                 -
Treasury stock (shares at cost: September 30, 1999 -152,691; December 31, 1998 -
  748,576; September 30, 1998 -
  1,191,076)                                                           (3,553)           (2,623)          (11,798)
Accumulated other comprehensive income (loss)                         (30,603)           12,297            22,398
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        545,223           524,793           514,128
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $    8,174,327    $    7,059,507    $    6,169,784
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(In Thousands)
                                                            Accumulated
                                                              Other
                       Preferred   Stock    Common   Stock Comprehensive  Capital  Retained  Treasury   Stock      Notes
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares   Amount    Receivable    Total
                       -------------------------------------------------------------------------------------------------------------
Balances at December
   31, 1997             250,000   $   23    47,002   $    3   $11,669  $211,883    $232,620     881  $   (4,314)   $ (4)  $ 451,880
Comprehensive income:
  Net income                  -        -         -        -         -         -      59,244       -           -       -      59,244
   Other
Comprehensive income, net of tax:
     Unrealized gains(loss)
     on securities available
     for sale (1)             -        -         -        -    10,729         -           -       -           -       -      10,729
                                                                                                                         -----------
Comprehensive income                                                                                                         69,973
                                                                                                                         -----------
Exercise of stock options     -        -       128        -         -     1,797           -      16        (346)      -       1,451
Issuance of common
  stock to Thrift Plan        -        -         -        -         -        84           -     (46)        998       -       1,082
Common stock dividend         -        -         -        -         -         -      (2,346)      -           -       -      (2,346)
Preferred dividend paid
  in shares of
  common stock                -        -        52        -         -     1,125      (1,125)      -           -       -           -
Payment on stock options
  notes receivable            -        -         -        -         -         -           -       -           -       4           4
Director retainer shares      -        -        12        -         -       220           -       -           -       -         220
Treasury stock  purchase      -        -         -        -         -         -           -     341      (8,136)      -      (8,136)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  September 30, 1998    250,000   $   23    47,194   $    3   $22,398  $215,109    $288,393   1,192   $ (11,798)   $  -   $ 514,128
------------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 1998     250,000   $    25   48,112   $    3   $12,297  $236,726    $278,365     749   $  (2,623)   $  -    $524,793
Comprehensive income:
   Net income                 -         -        -        -         -         -      66,029       -           -       -      66,029
   Other
Comprehensive
 income, net of tax:
     Unrealized gains(loss)
     on securitiesavailable
     for sale  (1)            -         -        -        -   (42,900)        -                   -           -       -     (42,900)
                                                                                                                         -----------
Comprehensive income                                                                                                         23,129
                                                                                                                         -----------
Exercise of stock options     -         -      280        -         -     2,312           -     101      (2,352)      -         (40)
Issuance of common
  stock to Thrift Plan        -         -       17        -         -       405           -      (1)         36       -         441
Dividends paid in
shares of common
stock:
  Preferred stock             -         -       40        -         -     1,125      (1,125)      -           -       -           -
   Common stock               -         -    1,432        -         -    30,702     (30,606)      4         (96)      -           -
Common stock dividend         -         -        -        -         -         -      (2,735)      -           -       -      (2,735)
Director retainer shares      -         -        9        -         -       215           -       -           -       -         215
Cancel treasury stock         -         -     (725)       -         -    (2,062)          -    (725)      2,062       -           -
Treasury stock purchase       -         -        -        -         -         -           -      25        (580)      -        (580)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 1999    250,000   $    25   49,165   $    3  $(30,603) $269,423    $309,928     153   $  (3,553)  $    -   $545,223
------------------------------------------------------------------------------------------------------------------------------------


(1)                                     September 30, 1999   September 30, 1998
                                        ------------------   ------------------

Reclassification adjustments:
  Unrealized losses on available
    for sale securities                    $  (43,235)       $    14,991
  Less:reclassification adjustment for
       gains realized included in net
       income, net of tax                        (335)             4,262
                                           ----------------------------------
Net unrealized losses on securities        $  (42,900)       $    10,729
                                           ----------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
                                                                       Nine Months Ended
                                                                         September 30,
                                                             ----------------------------------
                                                                    1999            1998
                                                             ----------------------------------
Cash Flow From Operating Activities:
Net income                                                     $     66,029    $    59,244
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and repossessed real estate losses               8,110         10,504
  Depreciation and amortization                                      31,071         29,199
  Provision for impairment of mortgage servicing rights                   -          2,000
  Net amortization of  security discounts and premiums                1,226            396
  Contribution of stock to Bank of Oklahoma Foundation                    -          2,257
  Net gain on sale of assets                                        (14,879)       (16,863)
  Mortgage loans originated for resale                             (558,043)      (680,919)
  Proceeds from sale of mortgage loans held for resale              604,863        685,938
  (Increase) decrease in trading securities                          33,241        (17,731)
  (Increase) decrease in accrued revenue receivable                   3,258        (10,110)
  Increase in other assets                                          (85,940)        (4,724)
  Increase in accrued interest, taxes and expense                    25,989          5,915
  Increase in other liabilities                                      57,184          6,073
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                           172,109         71,179
-----------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                  53,962         27,816
  Proceeds from maturities of available for sale securities         527,181        391,552
  Purchases of investment securities                                (39,496)       (36,941)
  Purchases of available for sale securities                     (1,929,299)    (1,853,847)
  Proceeds from sales of available for sale securities            1,352,130      1,235,152
  Proceeds from hedging mortgage servicing rights                       874         21,974
  Loans originated or acquired net or principal collected          (809,352)      (364,085)
  Proceeds from disposition of assets                               187,545         61,821
  Purchases of assets                                               (72,386)       (43,071)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                           25,584         35,793
-----------------------------------------------------------------------------------------------
  Net cash used by investing activities                            (703,257)      (523,836)
-----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase (decrease) in demand deposits, transaction
    deposits, money market deposits, and savings accounts          (134,032)        60,740
  Net increase (decrease) in certificates of deposit                319,253        (12,263)
  Net increase in other borrowings                                  465,763        401,517
  Purchase of treasury stock                                           (580)        (8,482)
  Common stock dividend                                              (2,735)        (2,343)
  Preferred stock dividend                                                -             (1)
  Issuance of preferred, common and treasury stock, net               1,238          3,098
  Payments on stock option notes receivable                               -              4
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                           648,907        442,270
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                117,759        (10,387)
Cash and cash equivalents at beginning of period                    471,425        400,105
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $    589,184    $   389,718
---------------------------------------------------------------------------------------------

Cash paid for interest                                         $    191,416    $   128,762
---------------------------------------------------------------------------------------------
Cash paid for taxes                                            $     19,468    $    13,825
---------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    And other assets                                           $      2,041    $     2,165
---------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock           $      1,125    $     1,125
---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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


(2)       ACQUISITIONS

On June 30, 1999, BOK Financial issued 2,371,809 common shares to acquire First Muskogee Bancshares, Inc. and its subsidiary, First National Bank and Trust Company of Muskogee (collectively "First Muskogee") in a pooling of interests. Financial statements of BOK Financial for the three months and nine months of 1998 have been restated to reflect this acquisition. Information regarding this acquisition follows (in thousands except per share data):



                                     Nine Months Ended     Three Months Ended
                                        September 30,       September 30, 1998
                                            1998                   1998
                                       ---------------- --- -------------------
Net interest revenue:
   BOK Financial                        $  133,278            $   46,777
   First Muskogee                            6,050                 2,084
                                       ---------------- --- -------------------
   Combined                             $  139,328            $   48,861
                                       ---------------- --- -------------------
Net income:
   BOK Financial                        $   55,501            $   18,750
   First Muskogee                            3,743                 1,245
                                       ---------------- --- -------------------
   Combined                             $   59,244            $   19,995
                                       ---------------- --- -------------------
Earnings per share:
  Basic
   BOK Financial                       $      1.17           $      0.40
   First Muskogee                             0.02                    -
                                       ---------------- --- -------------------
   Combined                            $      1.19           $      0.40
                                       ---------------- --- -------------------
  Diluted
   BOK Financial                       $      1.04           $      0.35
   First Muskogee                             0.02                  0.01
                                       ---------------- --- -------------------
   Combined                            $      1.06           $      0.36
                                       ---------------- --- -------------------

(3) MORTGAGE BANKING ACTIVITIES

At September 30, 1999, BOk owned the rights to service 95,575 mortgage loans with outstanding principal balances of $6.9 billion, including $83.4 million serviced for BOk. The weighted average interest rate and remaining term was 7.46% and 273 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 1999 is as follows:

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------
                                                                       Valuation    Hedging
                                 Purchased     Originated   Total     Allowance  (Gain)/Loss     Net
                                ------------ ------------ ----------------------- ---------------------
Balance at
    December 31, 1998           $ 70,509     $  21,199   $ 91,708   $      -      $ (22,484)  $ 69,224
Additions                         10,385         8,813     19,198                         -     19,198
Amortization expense              (9,435)       (2,655)   (12,090)                      880    (11,210)
Realized hedge losses                  -             -                               28,454     28,454
Unrealized hedge losses                -             -                                  866        866
------------------------------- ---------- -- ---------- ---------- ------------- ----------- ---------
Balance at  September 30, 1999
                                $ 71,459     $  27,357   $ 98,816   $      -      $   7,716   $106,532
------------------------------- ---------- -- ---------- ---------- ------------- ----------- ---------
Estimated fair value of
    mortgage servicing
    rights (1)                  $ 79,502     $  35,518   $115,020                             $115,020
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- -------
(1) Excludes  approximately  $8.8 million of loan  servicing  rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at September 30, 1999 follows (in thousands):

                                  < 6.50%   6.50% - 7.49%  7.50% - 8.49%    => 8.50%       Total
                                  ----------- ----------- ----------------- ------------- ----------
Cost less accumulated
  amortization                  $  8,138     $  59,394   $ 28,470          $  2,814    $    98,816
Deferred hedge losses                  -         7,301        415                 -          7,716
--------------------------------------------- ------------------------- ------------- -------------
Adjusted cost                      8,138        66,695     28,885             2,814        106,532
Fair value                         9,444        68,339     32,118             5,119        115,020
--------------------------------------------- ------------------------- ------------- -------------
Impairment                      $      -     $       -   $      -          $      -    $         -
--------------------------------------------- ------------------------- ------------- -------------
Outstanding principal of loans
serviced (in millions) (1)      $    562     $   3,688   $  1,776          $    309    $     6,335
---------------------------------------------------------- -------------- ------------- -----------
(1)  Excludes  outstanding  principal of $508.0  million for loans  serviced for which there is no capitalized mortgage servicing rights.


(4) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                        Nine Months Ended September 30,
                                      -------------------------------------
                                          1999                    1998
                                      --------------      -----------------
     Proceeds                         $ 1,352,130           $ 1,235,152
     Gross realized gains                   3,966                 7,350
     Gross realized losses                  4,465                   980
     Related federal and state income
        tax expense                          (164)                2,108

(5) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                           Three Months Ended           Nine Months Ended
                                                      ----------------------------------------------------------
                                                       September 30, September 30,  September 30,   September
                                                           1999           1998          1999           30,
                                                                                                      1998
                                                      ----------------------------------------------------------
Numerator:
   Net income                                          $   22,736    $    19,995   $    66,029     $    59,244
   Preferred stock dividends                                  375            375         1,125           1,125
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                        22,361         19,620        64,904          58,119
----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                  375            375         1,125           1,125
----------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common stockholders after assumed conversion    $    22,736    $    19,995   $    66,029     $    59,244
----------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
     -weighted    average shares                       48,993,564     48,824,281    48,927,113      48,899,911
   Effect of dilutive securities:
     Employee stock options                               626,769        736,004       691,489         787,108
     Convertible preferred stock                        6,149,365      6,149,365     6,149,365       6,149,365
----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                        6,776,134      6,885,369     6,840,854       6,936,473
----------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions     55,769,698     55,709,650    55,767,967      55,836,384
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                              $      0.46   $       0.40  $       1.33    $       1.19
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                   0.41           0.36          1.18            1.06
----------------------------------------------------------------------------------------------------------------

(6)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 1999 is as follows:

                                                              Other              Other
                                         Net Interest       Operating          Operating          Average
                                            Revenue          Revenue            Expense           Assets
                                         -------------- -- ------------- --- -------------- -- --------------

Total reportable lines of business    $      115,618    $      104,425    $      131,215    $    5,729,790
Total non-reportable lines of business        42,221            35,495            60,284         1,743,904
Unallocated items:
   Tax-equivalent adjustment                  (6,552)                -                 -                 -
   Funds management                           20,715               253            11,313           107,935
   Eliminations and all others, net           (1,021)            1,558             3,447          (155,359)
                                         ============== == ============= === ============== == ==============

BOK Financial consolidated            $      170,981    $      141,731    $      206,259    $    7,426,270
                                         ============== == ============= === ============== == ==============

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 1998 is as follows:

                                                              Other              Other
                                         Net Interest       Operating          Operating          Average
                                            Revenue          Revenue            Expense           Assets
                                         -------------- -- ------------- --- -------------- -- --------------

Total reportable lines of business    $      103,701    $        99,400   $        132,094  $      5,114,536
Total non-reportable lines of business        19,922             23,261             30,669           625,122
Unallocated items:
   Tax-equivalent adjustment                  (7,101)                 -                  -                 -
   Funds management                           22,607              6,671              4,756            72,886
   Contribution to BOk Foundation                  -                  -              2,257                 -
   Eliminations and all others, net              199                304              1,920          (17,381)
                                         ============== == ============= === ============== == ==============

BOK Financial consolidated            $      139,328    $       129,636   $        171,696  $      5,795,163
                                         ============== == ============= === ============== == ==============


(7)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

------------------------------------------------------------------------------------------------------------------------------------
NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                             For Nine months ended
                                          -----------------------------------------------------------------------------------------
                                                        September 30, 1999                           September 30, 1998
                                          --------------------------------------------     ----------------------------------------
                                               Average          Revenue/     Yield          Average          Revenue/      Yield
                                               Balance         Expense(1)    /Rate          Balance         Expense(1)     /Rate
                                          -----------------------------------------------------------------------------------------
Assets
  Taxable securities                       $    2,359,405   $   106,520        6.04    $    1,832,065   $    84,925        6.20%
  Tax-exempt securities(1)                        297,776        17,130        7.69%          330,730        18,944        7.66
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities                            2,657,181       123,650        6.22         2,162,795       103,869        6.42
-----------------------------------------------------------------------------------------------------------------------------------
  Trading securities                               44,134         1,901        5.76            20,248           813        5.37
  Funds sold                                       36,787         1,276        4.64            44,249         1,901        5.74
  Loans(2)(3)                                   3,900,878       239,894        8.22         2,970,593       196,624        8.78
     Less reserve for loan losses                  71,004                                      57,728
-----------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                      3,829,874       239,894        8.37         2,912,865       196,624        8.88
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(1)(2)(3)               6,567,976       366,721        7.47         5,140,157       303,207        7.80
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                           858,294                                     655,006
-----------------------------------------------------------------------------------------------------------------------------------
        Total assets                       $    7,426,270                              $    5,795,163
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                     $    1,660,558 $      33,872        2.73%   $    1,200,102        28,023        3.12%
  Savings deposits                                162,172         2,249        1.85           150,442         2,886        2.56
  Other time deposits                           1,908,636        72,031        5.05         1,810,460        74,244        5.48
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits           3,731,366       108,152        3.88         3,161,004       105,153        4.45
-----------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                              1,913,032        74,089        5.18         1,028,039        44,265        5.76
  Subordinated debenture                          147,937         6,947        6.28           148,392         7,360        6.63
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                     5,792,335       189,188        4.37         4,337,435       156,778        4.83
liabilities(1)(2)
-----------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               1,006,552                                     919,055
  Other liabilities                                89,044                                      65,219
  Shareholders' equity                            538,339                                     473,454
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'   $    7,426,270                              $    5,795,163
equity
-----------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest Revenue(1)(3)                    177,533        3.10%                        146,429        2.97%
  Tax-Equivalent Net Interest Revenue (1)(3)
     To Earning Assets                                                         3.61                                        3.72
     Less tax-equivalent adjustment(1)                            6,552                                       7,101
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                            170,981                                     139,328
Provision for loan losses                                         8,110                                      10,504
Other operating revenue                                         141,731                                     129,636
Other operating expense                                         206,259                                     171,696
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                              98,343                                      86,764
Federal and state income tax                                     32,314                                      27,520
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $    66,029                                 $    59,244
-----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                   $      1.33                                 $      1.19
-----------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                 $      1.18                                 $      1.06
-----------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Yield/Rate excludes
$3,262 million of non-recurring collection of foregone interest in the second and third quarters of 1998.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)


                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 1999                            June 30, 1999

                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   2,456,120        37,735       6.10%    $   2,418,685   $    35,841       5.94%
  Tax-exempt securities(1)                      275,749         5,219       7.51           295,095         5,742       7.80
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          2,731,869        42,954       6.24         2,713,780        41,583       6.15
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             27,606           393       5.65            50,190           812       6.49
  Funds sold                                     40,295           503       4.95            40,587           520       5.14
  Loans(2)(3)                                 4,256,430        89,882       8.38         3,822,018        77,330       8.12
    Less reserve for loan losses                 74,539                                     70,968
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve(3)                    4,181,891        89,882       8.53         3,751,050        77,330       8.27
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(3)                   6,981,661       133,732       7.60         6,555,607       120,245       7.36
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         890,977                                    831,059
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $   7,872,638                              $   7,386,666
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   1,858,386        12,278       2.62%    $   1,655,457        11,035       2.67%
  Savings deposits                              167,875           779       1.84           162,874           742       1.83
  Other time deposits                         2,046,295        26,236       5.09         1,822,915        22,643       4.98
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          4,072,556        39,293       3.83         3,641,246        34,420       3.79
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,067,944        27,689       5.31         1,955,583        24,761       5.08
  Subordinated debenture                        148,576         2,373       6.34           148,275         2,253       6.09
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       6,289,076        69,355       4.38         5,745,104        61,434       4.29
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               969,289                                  1,008,502
  Other liabilities                              77,574                                     89,319
  Shareholders' equity                          536,699                                    543,741
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $   7,872,638                              $   7,386,666
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)(3)                  64,377        3.22%                         58,811        3.07%
  Tax-Equivalent Net Interest  Revenue (1)(3)

     To Earning Assets                                                      3.66                                       3.60
   Less tax-equivalent adjustment (1)                           1,990                                      2,228
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           62,387                                     56,583
Provision for loan losses                                       2,142                                      2,538
Other operating revenue                                        44,835                                     49,431
Other operating expense                                        70,755                                     70,678
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            34,325                                     32,798
Federal and state income tax                                   11,589                                     10,742
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    22,736                                $    22,056
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.46                                $      0.44
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.41                                $      0.40
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

-------------------------------------------------------------------------------------------------------------------------



                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 1999                         December 31, 1998                      September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $    2,198,972 $    32,944       6.08%  $  2,011,692    $    30,808       6.08% $    1,864,907 $    29,113       6.19%
         324,297       6,168       7.71        328,998          6,269       7.56         331,444       6,317       7.56
-------------------------------------------------------------------------------------------------------------------------
       2,523,269      39,112       6.29      2,340,690         37,077       6.28       2,196,351      35,430       6.40
-------------------------------------------------------------------------------------------------------------------------
          54,907         696       5.14         19,415            232       4.74          27,389         389       5.63
          34,962         413       4.79         31,779            420       5.24          31,378         417       5.27
       3,617,162      72,683       8.15      3,365,960         71,331       8.41       3,073,221      68,715       8.64
          67,428                                64,682                                    60,720
-------------------------------------------------------------------------------------------------------------------------
       3,549,734      72,683       8.30      3,301,278         71,331       8.57       3,012,501      68,715       8.81
-------------------------------------------------------------------------------------------------------------------------
       6,162,872     112,904       7.43      5,693,162        109,060       7.60       5,267,619     104,951       7.77
-------------------------------------------------------------------------------------------------------------------------
         833,945                               689,808                                   664,646
-------------------------------------------------------------------------------------------------------------------------
  $    6,996,817                          $  6,382,970                            $    5,932,265
-------------------------------------------------------------------------------------------------------------------------


  $    1,463,556      10,558       2.93%  $  1,264,080          9,126       2.86  $    1,213,449       9,443       3.09
         155,634         729       1.90        159,914            950       2.36         150,198         931       2.46
       1,854,590      23,152       5.06      1,720,035         22,775       5.25       1,760,223      23,968       5.40
-------------------------------------------------------------------------------------------------------------------------
       3,473,780      34,439       4.02      3,144,029         32,851       4.15       3,123,870      34,342       4.36
-------------------------------------------------------------------------------------------------------------------------
       1,715,715      21,772       5.15      1,504,257         20,444       5.39       1,154,520      16,857       5.79
         148,482       2,348       6.41        147,418          2,333       6.28         148,392       2,529       6.76
-------------------------------------------------------------------------------------------------------------------------
       5,337,977      58,559       4.45      4,795,704         55,628       4.60       4,426,782      53,728       4.82
-------------------------------------------------------------------------------------------------------------------------
       1,042,679                               984,589                                   936,690
          83,315                                87,304                                    79,433
         532,846                               515,373                                   489,360
-------------------------------------------------------------------------------------------------------------------------
  $    6,996,817                          $  6,382,970                            $    5,932,265
-------------------------------------------------------------------------------------------------------------------------
                      54,345      2.98%                         53,432      3.00%                     51,223       2.95%
                                              3.05

                                   3.58                                     3.72                                   3.72
                       2,334                                    2,334                                  2,362
-------------------------------------------------------------------------------------------------------------------------
                      52,011                                   51,098                                 48,861
                       3,430                                    4,087                                  4,061
                      47,465                                   45,384                                 43,415
                      64,826                                   62,299                                 58,171
-------------------------------------------------------------------------------------------------------------------------
                      31,220                                   30,096                                 30,044
                       9,983                                    9,729                                 10,049
-------------------------------------------------------------------------------------------------------------------------
                 $    21,237                              $    20,367                            $    19,995
-------------------------------------------------------------------------------------------------------------------------


                 $      0.43                              $      0.41                            $      0.40
-------------------------------------------------------------------------------------------------------------------------
                 $      0.38                              $      0.37                            $      0.36
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

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended September 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      BOK FINANCIAL CORPORATION
                                                      (Registrant)



Date:   November 15, 1999                   /s/ James A. White
        -----------------                   ------------------------------
                                            James A. White
                                            Executive Vice President and
                                            Chief Financial Officer