Form 10-K
period 1999-12-31
BOK FINANCIAL CORP ET AL
filed 2000-03-29
CIK 875357

As filed with the Securities and Exchange Commission on March 29, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended December 31, 1999 Commission File No. 0-19341

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $563,197,491 as of February 29, 2000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,108,569 shares of common stock ($.00006 par value) as of the start of business on March 1, 2000.

List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:
     Part I - Annual Report to Shareholders For Fiscal Year Ended December 31, 1999 (designated portions only)
     Part II - Annual Report to Shareholders For Fiscal Year Ended December 31, 1999 (designated portions only)
     Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for April 25, 2000 (designated portions only)
     Part IV - Annual Report to Shareholders For Fiscal Year Ended December 31, 1999 (designated portions only)
================================================================================

                            BOK FINANCIAL CORPORATION
                             FORM 10-K ANNUAL REPORT
                                      INDEX


       ITEM                                                                PAGE

                                     PART I

     1.   Business                                                           3

     2.   Properties                                                         5

     3.   Legal Proceedings                                                  5

     4.   Submission of Matters to a Vote of Security Holders                5


                                     PART II

     5.   Market for Registrant's  Common Equity and Related                 5
          Stockholder Matters

     6.   Selected Financial Data                                            6

     7.   Management's  Discussion  and  Analysis of Financial
          Condition  and Results of Operations                               6

     7A.  Quantitative and Qualitative Disclosures About Market Risk         6

     8.   Financial Statements and Supplementary Data                        6

     9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           6


                                    PART III

     10.  Directors and Executive Officers of the Registrant                 6

     11.  Executive Compensation                                             6

     12.  Security Ownership of Certain Beneficial Owners and Management     7

     13.  Certain Relationships and Related Transactions                     7


                                     PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      7 - 12

          Signatures                                                        13

                                     PART I
       ITEM 1 - Business

                         General Development of Business

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial") are described below. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 10-24) in BOK Financial's 1999 Annual Report to Shareholders. Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 34 - 35) in BOK Financial's 1999 Annual Report to Shareholders.

                        Narrative Description of Business

BOK Financial is a bank holding company whose activities are limited by the Bank Holding Company Act of 1956, as amended ("BHCA") to banking, certain bank-related services and activities, and managing or controlling banks. BOK Financial's banking and bank-related activities are primarily performed through Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque N.A., and Bank of Arkansas, N.A. Other significant operating subsidiaries include BOSC, Inc., which is a full-service securities firm with specialized expertise in public and municipal finance and private placements, and BOK Capital Services Corporation, which provides leasing and mezzanine financing. Other nonbank subsidiary operations are not significant. As of December 31, 1999, BOK Financial and its subsidiaries had 3,101 full-time equivalent employees.

                                Industry Segments

BOK Financial operates four principal lines of business under its BOk franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which includes banking functions for Bank of Albuquerque, Bank of Arkansas and Bank of Texas. These five principal lines of business combined account for approximately 86% of total revenue. Discussion of these principal lines of business is incorporated by reference to Lines of Business in "Management's Assessment of Operations and Financial Condition " (pages 13 - 15) and Note 17 of "Notes to Consolidated Financial Statements" (pages 48 - 51) in BOK Financial's 1999 Annual Report to Shareholders.

                                   Competition

The banking industry in each of our markets is highly competitive. BOK Financial, through four subsidiary banks, competes with other banks in obtaining deposits, making loans and providing additional services related to banking.

BOk is the largest banking subsidiary of BOK Financial. It has the largest market share in Oklahoma and a leading market position in eight of the eleven Oklahoma counties in which it operates. BOk competes with two super-regional banks and numerous locally owned banks in both Tulsa and Oklahoma City areas, as well as several locally owned small community banks in every other community in which we do business throughout the rest of the state.

BOK Financial competes in the Dallas-Ft. Worth combined metropolitan area, in the Albuquerque, New Mexico market, and in Fayetteville, Arkansas through subsidiary banks. Bank of Texas competes against numerous financial institutions, including some of the largest in the U.S. Bank of Texas's market share is approximately 2%, including three 1999 Texas bank acquisitions which will be merged into Bank of Texas in 2000. Bank of Albuquerque has a number four market share position in the City of Albuquerque behind two super-regional competitors followed by several locally-owned smaller community banks. Bank of Arkansas operates as a community bank serving Benton and Washington counties in Arkansas.

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

                                 BOK Financial

As a bank holding company, BOK Financial is subject to regulation under the BHCA (as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley
Act) and to supervision by the Board of Governors of the Federal Reserve System (the "Reserve Board"). Under the BHCA, BOK Financial files with the Reserve Board an annual report and such other additional information as the Reserve Board may require. The Reserve Board may also make examinations of BOK Financial and its subsidiaries.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 1999, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 5.92%, 7.27% and 10.72%, respectively.

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

Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 1999, all of BOK Financial Corporation's leverage and risk-based capital ratios were well above the required minimum ratios. Additional discussion regarding regulatory capital is incorporated by reference to Note 15 of "Notes to Consolidated Financial Statements" (page 46 - 47) in BOK Financial's 1999 Annual Report to Shareholders.

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


ITEM 2 - Properties

BOK Financial, through BOk, BOk's subsidiaries, Bank of Texas, Bank of Albuquerque and Bank of Arkansas, owns improved real estate that was carried at $69 million, net of depreciation and amortization, as of December 31, 1999. BOK Financial conducts its operations through 69 locations in Oklahoma, 13 locations in Texas, 15 banking locations in New Mexico, and 3 locations in Arkansas as of December 31, 1999. BOk's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 13 of "Notes to Consolidated Financial Statements" (pages 39 and 45, respectively) of BOK Financial's 1999 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.

ITEM 3 - Legal Proceedings

The information set forth in Note 13 of "Notes to Consolidated Financial Statements" (page 45) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - Submission of Matters to a Vote of Security Holders

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the three months ended December 31, 1999.

                                     PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters

BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 1999, common shareholders of record numbered 1,241 with 49,065,937 shares outstanding.

During 1999, BOK Financial declared a 3% stock dividend in respect of its Common Stock payable in shares of Common Stock. The dividend was paid on October 18, 1999 to shareholders of record on October 5, 1999.

On January 26, 1999, BOK Financial declared a two-for-one stock split effected in the form of a 100% stock dividend for common stockholders on record on February 8, 1999 and paid on February 22, 1999.

BOK Financial's quarterly market information follows:

                        First          Second          Third          Fourth
                   --------------- -------------- -------------- ---------------
     1999:
       Low               $22.03          $23.75          $18.94        $19.81
       High               25.94           25.75           25.50         21.75

     1998:
       Low               $19.50          $22.69          $20.25        $21.30
       High               25.38           26.63           24.50         24.03

In February, 1999, BOK Financial announced that its board of directors approved a continuance of its common stock repurchase program and approved the repurchase of an additional 400,000 shares, increasing the total authorization to 800,000 shares. The purchases were made from time-to-time in accordance with SEC Rule 10(b)18 transactions. Since the original authorization announced in 1998, BOK Financial has repurchased 466,540 shares.

The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 9), "Table 11 - Selected Quarterly Financial Data" (page
17) and Note 15 of "Notes to Consolidated Financial Statements" (page 46) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - Selected Financial Data

The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 9) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 10 - 24), "Annual Financial Summary - Unaudited" (pages 56 - 57) and "Quarterly Financial Summary Unaudited" (pages 58
- 59) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Market Risk" (pages 22 -24) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - Financial Statements and Supplementary Data

The supplementary data regarding quarterly results of operations set forth under the caption "Table 11 - Selected Quarterly Financial Data" (page 17) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 2000 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 25, 2000 ("2000 Annual Proxy Statement") is incorporated herein by reference.

ITEM 11 - Executive Compensation

The information set forth under the caption "Executive Compensation" in BOK Financial's 2000 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2000 Annual Proxy Statement is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in BOK Financial's 2000 Annual Proxy Statement is incorporated herein by reference.

The information set forth under Notes 3, 5 and 9 of "Notes to Consolidated Financial Statements" (pages 36, 38 - 39, and 41, respectively) of BOK Financial's 1999 Annual Report to Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) List of Financial Statements filed.

The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                                                                Exhibit 13
                                                            1999 Annual Report
           Description                                          Page Number

Consolidated Selected Financial Data                                   9

Selected Quarterly Financial Data                                     17

Report of Management on Financial Statements                          25

Report of Independent Auditors                                        25

Consolidated Statements of Earnings                                   26

Consolidated Balance Sheets                                           27

Consolidated Statements of Changes in Shareholders' Equity         28-29

Consolidated Statements of Cash Flows                                 30

Notes to Consolidated Financial Statements                         31-55

Annual Financial Summary - Unaudited                               56-57

Quarterly Financial Summary - Unaudited                            58-59

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

   10.7.5 BOK Financial Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-32649.

   10.7.6 BOK Financial Corporation 2000 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-93957.

   10.7.7 BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

   10.7.8 Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

   10.7.9 Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit 10.7.7 of Form 10-K for the year ended December 31, 1994.

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

   10.26 Merger Agreement among BOK Financial Corporation, BOKF Merger Corporation Number Nine, and Chaparral Bancshares, Inc. dated February 19, 1999.

   10.27 Merger Agreement among BOK Financial Corporation, Park Cities Bancshares, Inc., Mid-Cities Bancshares, Inc. and Mid-Cities National Bank dated February 24, 1999.

   10.28 Merger Agreement among, BOK Financial Corporation, Park Cities Bancshares, Inc., PC Interim State Bank, Swiss Avenue State Bank and Certain Shareholders of Swiss Avenue State Bank dated March 4, 1999.

   13.0 Annual Report to Shareholders for the fiscal year ended December 31, 1999. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

   21.0        Subsidiaries of BOK Financial.

   23.0        Consent of independent auditors - Ernst & Young LLP.

   27.0        Financial Data Schedule for year ended December 31, 1999.

   27.1 Financial Data Schedule for years ended December 31, 1998, and 1997 as applicable for restatement of previous years information for pooling of interest transaction in 1999.

   27.2 Financial Data Schedule for period ending March 31, 1999 as applicable for restatement of previous years information for pooling of interest transaction in 1999.

   27.3 Financial Data Schedule for periods ending March 31, 1998, June 30, 1998, and September 30, 1998 as applicable for restatement of previous years information for pooling of interest transaction in 1999.

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

   99.7 Undertakings incorporated by reference into S-8 Registration Statement No. 333-32649 for BOK Financial Corporation 1997 Stock Option Plan, Incorporated by reference to Exhibit 99.7 of Form 10-K for the fiscal year ended December 31, 1997.

   99.8 Undertakings incorporated by reference into S-8 Registration Statement No. 333-93957for BOK Financial Corporation 2000 Stock Option Plan, Incorporated by reference to Exhibit 99.8 of Form 10-K for the fiscal year ended December 31, 1999.


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

                                          BOK FINANCIAL CORPORATION
                                          /s/ George B. Kaiser
DATE:   March 29, 2000             BY:    --------------------------
                                          George B. Kaiser,
                                          Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

       OFFICERS
/s/ George B. Kaiser                                   /s/ Stanley A. Lybarger
----------------------------------                     -------------------------
George B. Kaiser,                                      Stanley A. Lybarger,
Chairman of the Board of Directors                     Director, President and
                                                       Chief Executive Officer

/s/ Steven E. Nell                                     /s/ John C. Morrow
----------------------------------                     -------------------------
Steven E. Nell,                                        John C. Morrow
Senior Vice Presiden and                               Senior Vice President and
Corporate Controller                                   Director of Financial
                                                       Accounting and Reporting
       DIRECTORS


/s/ W. Wayne Allen                        /s/ John C. Lopez
--------------------------------------    -------------------------------------
W. Wayne Allen                            John C. Lopez
/s/ C. Fred Ball, Jr.                     /s/ Frank A. McPherson
--------------------------------------   --------------------------------------
C. Fred Ball, Jr.                         Frank A. McPherson

--------------------------------------   --------------------------------------
James E. Barnes                           Steven E. Moore
/s/ Sharon J. Bell                       /s/ J. Larry Nichols
--------------------------------------   --------------------------------------
Sharon J. Bell                            J. Larry Nichols
/s/ Luke R. Corbett                      /s/ Ronald J. Norick
--------------------------------------   --------------------------------------
Luke R. Corbett                           Ronald J. Norick
/s/ Robert H. Donaldson                  /s/ Robert L. Parker, Sr.
--------------------------------------   --------------------------------------
Robert H. Donaldson                       Robert L. Parker, Sr.
                                         /s/ James. W. Pielsticker
--------------------------------------   --------------------------------------
William E. Durrett                        James W. Pielsticker
/s/ James O. Goodwin
--------------------------------------   --------------------------------------
James O. Goodwin                          E.C. Richards
/s/ V. Burns Hargis
--------------------------------------   --------------------------------------
V. Burns Hargis                           James A. Robinson
                                         /s/ L. Francis Rooney, III
--------------------------------------   --------------------------------------
Howard E. Janzen                          L. Francis Rooney, III
/s/ E. Carey Joullian, IV
--------------------------------------   --------------------------------------
E. Carey Joullian, IV                     David J. Tippeconnic
/s/ Robert J. LaFortune                  /s/ Tom E. Turner
--------------------------------------   --------------------------------------
Robert J. LaFortune                       Tom E. Turner
/s/ Philip C. Lauinger, Jr.              /s/ Robert L. Zemanek
--------------------------------------   --------------------------------------
Philip C. Lauinger, Jr.                   Robert L. Zemanek