Form 10-Q
period 2000-03-31
BOK FINANCIAL CORP ET AL
filed 2000-05-15
CIK 875357

As filed with the Securities and Exchange Commission on May 15, 2000
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2000
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,124,113 shares of common stock ($.00006 par value) as of April 30, 2000.

--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2000

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                              2
      Report of Management on Consolidated
            Financial Statements                                       15
      Consolidated Statements of Earnings - Unaudited                  16
      Consolidated Balance Sheets - Unaudited                          17
      Consolidated Statements of Changes
            in Shareholders' Equity - Unaudited                        18
      Consolidated Statements of Cash Flows - Unaudited                19
      Notes to Consolidated Financial Statements - Unaudited           20
      Financial Summaries - Unaudited                                  23

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                         25

Signature                                                              25


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $24.8 million or $0.45 per diluted common share for the first quarter of 2000 compared to $21.2 million or $0.38 per diluted common share for the first quarter of 1999. Returns on average assets were 1.19% for the first quarter of 2000 compared to 1.23% for the first quarter of 1999. Returns on average equity were 17.78% and 16.16% for the first quarter of 2000 and 1999, respectively.

Net interest revenue for the first quarter of 2000 increased by $11.7 million or 22%. Fees and commission revenue was $46.4 million, a slight increase from the first quarter of 1999. Gains on sales of securities, loans and other assets decreased by $1.5 million. Operating expenses increased $9.8 million or 15% compared to the first quarter of 1999. This increase included $3.9 million of expenses from acquisitions that were consummated in the second quarter of 1999. These expenses affect the comparability between the two quarters. Income tax expense was reduced by $3.0 million based on the favorable resolution of a recent IRS examination.

Tangible Operating Results

Since inception, BOK Financial has completed several acquisitions that were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in future years into operating expense. Operating results excluding the impact of the amortization of these intangible assets are summarized below:

-------------------------------------------------------------------------------
TABLE  1 - TANGIBLE OPERATING RESULTS
(Dollars in Thousands Except Share Data)                 Three months ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2000            1999
                                                   -------------- -------------
  Net income                                        $   24,813     $   21,237
  After-tax impact of amortization of
     intangible assets                                   3,415          2,580
----------------------------------------------------------------- -------------
  Tangible net income                               $   28,228     $   23,817
----------------------------------------------------------------- -------------
  Tangible net income per diluted share             $     0.51     $     0.43
----------------------------------------------------------------- -------------
  Tangible return on average shareholders' equity        20.23%         18.13%
----------------------------------------------------------------- -------------
  Tangible return on average assets                       1.36%          1.38%
----------------------------------------------------------------- -------------


Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $65.5 million for the first quarter of 2000 compared to $54.3 million for the first quarter of 1999. Average earning assets increased $1.3 billion, including $392 million due to acquisitions. Average loans increased $1.0 billion and now comprise 62% of average earning assets. Average loans were 59% of average earning assets for the first quarter of 1999. Loans generally have higher yields than other types of earning assets therefore, the increase in average loans had a significant impact on the growth in interest revenue. Average interest bearing liabilities increased $1.4 billion, including $281 million due to acquisitions. Interest bearing liabilities now comprise 81% of all funding sources compared to 76% for the first quarter of 1999. Table 2 shows how net interest revenue was affected by changes in average balances and interest rates for various types of earning assets and interest bearing liabilities.

--------------------------------------------------------------------------------
TABLE 2 - VOLUME/RATE ANALYSIS
(In Thousands)
                                                   Three months ended
                                                   March 31, 2000/1999
                                           -------------------------------------
                                                          Change Due To (1)
                                                       ------------------------
                                                                       Yield
                                              Change      Volume       /Rate
                                           -------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $  5,765   $  4,365       1,400
  Trading securities                             (336)      (747)        411
  Loans                                        28,588     21,950       6,638
  Funds sold                                      290        172         118
--------------------------------------------------------------------------------
Total                                          34,307     25,740       8,567
--------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits         2,243      2,815        (572)
  Savings deposits                                (57)         4         (61)
  Time deposits                                 9,411      6,795       2,616
  Other borrowings                             11,317      7,025       4,292
  Subordinated debenture                          193         13         180
--------------------------------------------------------------------------------
Total                                          23,107     16,652       6,455
--------------------------------------------------------------------------------
  Tax-equivalent net interest revenue
    before nonrecurring foregone interest      11,200      9,088       2,112
    Change in tax-equivalent adjustment          (467)
--------------------------------------------------------------------------------
Net interest revenue                         $ 11,667
--------------------------------------------------------------------------------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.54% for the first quarter of 2000 compared to 3.58% for the first quarter of 1999 and 3.70% for the fourth quarter of 1999. Most of BOK Financial's earning assets and interest bearing liabilities have variable interest rates. However, as market interest rates increased during the first quarter of 2000, interest bearing liabilities generally repriced more quickly than earning assets. This resulted in a decrease in net interest margin during the first quarter of 2000.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the first quarter of 2000, this strategy resulted in a 74 basis point decrease in net interest margin. However, this strategy contributed $2.2 million to net interest revenue. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

Other Operating Revenue

Other operating revenue decreased $674 thousand compared to the same quarter of 1999. Total fees and commissions, which are included in other operating revenue, increased $875 thousand. Transaction card and trust revenue increased 13% and 23%, respectively. These increases were substantially offset by lower revenue from mortgage banking and leasing. Transaction card revenue increased $1.0 million over the first quarter of 1999 due to a greater volume of transactions processed. Leasing revenue decreased $1.1 million or 60% due primarily to the sale of BOK Financial's interests in four leasing partnerships during 1999. BOK Financial expanded its equipment leasing activities late in the first quarter of 2000 and expects leasing revenue to increase in subsequent quarters.

---------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In Thousands)
                                                                       Three Months Ended
                                   ---------------------------------------------------------------
                                     March 31,    Dec. 31,     Sept. 30,     June 30,    March 31,
                                       2000        1999          1999          1999         1999
                                   ---------------------------------------------------------------
Brokerage and trading revenue      $   4,426    $  4,781     $   3,237    $  3,779     $  4,436
Transaction card revenue               8,620       8,767         8,298       7,986        7,597
Trust fees and commissions             9,523       9,439         9,045       8,874        7,769
Service charges and fees
  on deposit accounts                 10,255      10,684        10,857      10,073        9,453
Mortgage banking revenue               7,834       8,628         9,189       9,877        9,292
Leasing revenue                          744         514           526         817        1,868
Other revenue                          4,973       3,716         4,129       4,659        5,085
--------------------------------------------------------------------------------------------------
  Total fees and commissions          46,375      46,529        45,281      46,065       45,500
--------------------------------------------------------------------------------------------------
Gain on student loan sales               433          16            39          16          529
Gain on loan securitization                -           -             -           -          270
Gain on sale of other assets               -          96             -       3,638          892
Gain (loss) on securities                (17)         80          (485)       (288)         274
--------------------------------------------------------------------------------------------------
  Total other operating revenue    $  46,791    $ 46,721     $  44,835    $ 49,431     $ 47,465
--------------------------------------------------------------------------------------------------

While management expects continued growth in other operating revenue, the future rate of increase could be affected by increased competition from national and regional financial institutions and from market saturation. Continued growth may require BOK Financial to introduce new products or to enter new markets. This growth introduces additional demands on capital and managerial resources.

Many of BOK Financial's fee generating activities, such as brokerage and trading activities, trust fees, and mortgage banking revenue are indirectly affected by changes in interest rates. Significant increases in interest rates may tend to decrease the volume of trading activities and may lower the value of trust assets managed, which is the basis of certain fees, but would tend to decrease the incidence of mortgage loans prepayments. Similarly, a decrease in economic activity would decrease ATM, bankcard, and related revenue.

Other Operating Expenses

Operating expenses for the first quarter of 2000 increased $9.8 million or 15% compared to the first quarter of 1999. The first quarter of 2000 included operating expenses of $3.9 million for acquired banks that were not part of BOK Financial in the first quarter of 1999. These operating expenses consisted primarily of $1.6 million of personnel costs, $1.1 million of intangible asset amortization, and $744 thousand of occupancy, equipment and data processing costs. The discussion following Table 4 of other operating expenses excludes these charges for 2000 to improve comparability.

--------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In Thousands)
                                                                    Three Months Ended
                                 -----------------------------------------------------------
                                    March 31,   Dec. 31,   Sept. 30,  June 30,     March 31,
                                      2000        1999       1999       1999         1999
                                 ----------------------------------------------------------
Personnel                        $   37,289  $  35,801  $  34,262   $  34,047   $  31,900
Business promotion                    2,335      2,244      1,925       2,410       2,498
Professional fees/services            2,318      2,451      2,452       2,780       1,901
Net occupancy, equipment
  and data processing                15,897     16,061     15,198      13,657      13,108
FDIC and other insurance                380        338        323         369         326
Printing, postage and supplies        2,811      3,035      2,729       3,019       2,816
Net gains and operating
  expenses on repossessed assets       (583)      (544)    (1,501)       (132)     (1,296)
Amortization of intangible
  assets                              4,078      4,389      4,519       3,667       3,248
Mortgage banking costs                5,437      5,658      6,183       6,787       5,304
Other expense                         4,654      4,824      4,665       4,074       5,021
-------------------------------------------------------------------------------------------
  Total                           $  74,616  $  74,257  $  70,755   $  70,678   $  64,826
-------------------------------------------------------------------------------------------

Personnel costs increased $3.8 million or 12% due to increased staffing, normal compensation increases, and increased incentive compensation. Staffing on a full time equivalent ("FTE") basis increase by 75 employees while average compensation per FTE increased by 3%. Incentive compensation, which varies directly with revenue, increased $1.9 million to $5.6 million for the quarter. The increase in incentive compensation was due to growth in revenue over predetermined targets and growth in the number of business units covered by incentive plans. Additionally, personnel costs included $638 thousand of nonrecurring charges related to the reorganization of several business units in Dallas. Occupancy, equipment and data processing costs increased $2.0 million or 16% due primarily to an increase in data processing costs. A significant portion of BOK Financial's data processing is outsourced to third parties. Therefore, data processing costs are directly related to the volume of transactions processed.

--------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In Thousands)

                                                                    Three Months Ended
                                   ---------------------------------------------------------
                                     March 31,    Dec. 31,   Sept. 30,  June 30,   March 31,
                                       2000         1999       1999       1999       1999
                                   ---------------------------------------------------------
Total other operating expense      $  74,616    $  74,257   $  70,755  $  70,678  $ 64,826
Acquisition expenses                       -            -           -     (1,266)        -
Reorganization costs                    (638)           -           -          -         -
Net gains and operating costs from
   repossessed assets                    583          544       1,501        132     1,296
--------------------------------------------------------------------------------------------
  Total                            $  74,561    $  74,801   $  72,256  $  69,544  $ 66,122
--------------------------------------------------------------------------------------------

LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth line of business, regional banks, which includes banking functions for Bank of Arkansas, Bank of Texas, and Bank of Albuquerque. Other lines of business include the TransFund ATM system and BOSC, Inc., a broker-dealer in securities.

Corporate Banking

The Corporate Banking Division, which provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states, contributed $11.9 million or 48% of consolidated net income for the first quarter of 2000. This is compared to $11.5 million or 54% of consolidated net income for the first quarter of 1999. Revenue increased $3.2 million or 11% due to increased loan volumes. Operating expenses increased by $2.1 million due primarily to a $911 increase in personnel costs. Returns on average assets and equity both declined from the first quarter of 1999 due to a narrowing of the difference between loan yields and BOK Financial's cost of funds.

Table 6  Corporate Banking
              (In Thousands)

                                         Three months ended March 31,
                                     --------------------------------------
                                          2000                  1999
                                     ---------------- --- -----------------
Revenue from external sources     $        59,918      $       48,315
Revenue(expense) from internal sources    (26,506)            (18,152)
Total revenue                              33,412              30,163
Operating expense                          13,700              11,605
Net income                                 11,917              11,545

Average assets                    $     3,731,164      $    3,172,766
Average equity                            366,655             320,629

Return on assets                            1.28%              1.48%
Return on equity                           13.07%             14.60%
Efficiency ratio                           41.00%             38.47%


Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $2.9 million or 12% of consolidated net income for the first quarter of 2000 compared to $2.5 million or 12% of consolidated net income for the first quarter of 1999. Total revenue, which consists primarily of intercompany credit for funds provided to other divisions of BOK Financial and fees generated by various services, increased $1.8 million or 12% compared to the first quarter of 1999. Operating expenses increased $1.1 million for the same period.

Table 7  Consumer Banking
(In Thousands)

                                         Three months ended March 31,
                                     --------------------------------------
                                          2000                  1999
                                     ---------------- ---- ----------------
Revenue from external sources     $        (1,166)      $        (820)
Revenue(expense) from internal sources     18,912               16,717
Total revenue                              17,746               15,897
Operating expense                          12,399               11,348
Net income                                  2,891                2,545

Average assets                    $     1,820,555       $    1,777,555
Average equity                             47,587               41,242

Return on assets                            0.64%              0.58%
Return on equity                           24.43%             25.03%
Efficiency ratio                           69.87%             71.38%

Mortgage Banking

Mortgage banking operations resulted in a net loss of $503 thousand for the first quarter of 2000 compared to net income of $1.0 million for the first quarter of 1999. Total revenue decreased $2.3 million due primarily to secondary marketing activities. Mortgage loans sold generated losses of $426 thousand in the first quarter of 2000 compared to gains of $1.3 million in the first quarter of 1999. This performance shift was due to higher interest rates that reduced loan origination activity. The decrease in secondary marketing gains was partially offset by a $370 thousand increase in servicing revenue.

Capitalize mortgage servicing rights totaled $113.0 million at March 31, 2000 compared to $92.3 million at March 31, 1999 and $114.1 million at December 31, 1999. At March 31, 2000, capitalized mortgage servicing rights included $11.1 million of deferred hedge losses.

Table 8  Mortgage Banking
(In Thousands)

                                          Three months ended March 31,
                                      -------------------------------------
                                           2000                 1999
                                      --------------- ---- ----------------
Revenue from external sources     $         10,963      $       13,027
Revenue(expense) from internal sources      (2,409)             (2,126)
Total revenue                                8,554              10,901
Operating expense                            9,378               9,261
Net income                                    (503)              1,002

Average assets                     $       325,025      $      341,891
Average equity                              22,662              24,871

Return on assets                            (0.62%)            1.19%
Return on equity                            (8.93%)           16.34%
Efficiency ratio                           109.63%            84.96%


Trust Services

Trust Services, which includes institutional, investment, and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $2.0 million or 8% of consolidated net income for the first quarter of 2000. This is compared to $1.3 million or 6% of consolidated net income for the first quarter of 1999. Revenue from trust services increased $1.9 million or 18% for the quarter while operating expenses increased $706 thousand or 8%. At March 31, 2000, trust assets with an aggregate market value of $ 17.6 billion were subject to various fiduciary arrangements, compared to trust assets of $15.0 billion at March 31, 1999.

Table 9  Trust Services
(In Thousands)

                                         Three months ended March 31,
                                     --------------------------------------
                                          2000                  1999
                                     ---------------- ---- ----------------
Revenue from external sources     $        11,155       $       8,907
Revenue(expense) from internal sources      1,516               1,849
Total revenue                              12,671              10,756
Operating expense                           9,385               8,679
Net income                                  2,006               1,269

Average assets                    $       309,356       $     320,531
Average equity                             35,498              31,233

Return on assets                            2.61%              1.61%
Return on equity                           22.73%             16.48%
Efficiency ratio                           74.07%             80.69%

Regional Banks

Regional Banks include Bank of Texas, Bank of Arkansas, and Bank of Albuquerque. Each of these banks provides a full range of corporate and consumer banking, trust services, treasury services and retail investments in their respective markets. Small businesses and middle market corporations are the regional banks' primary customer focus.

Regional Banks contributed $2.6 million or 11% of consolidated net income for the first quarter of 2000, compared to $811 thousand in 1999. Total revenue increased by $8.0 million to $21.5 million. Operating expenses increased by $4.7 million to $16.2 million. The growth in total revenue and operating expenses included $5.2 million and $3.9 million, respectively, from acquisitions that were completed in the second quarter of 1999.

Table 10  Regional Banks
(In Thousands)

                                         Three months ended March 31,
                                     --------------------------------------
                                          2000                  1999
                                     ---------------- --- -----------------
Revenue from external sources     $        24,970      $       14,514
Revenue(expense) from internal sources     (3,473)             (1,025)
Total revenue                              21,497              13,489
Operating expense                          16,216              11,565
Net income                                  2,642                 811

Average assets                    $     2,243,539      $    1,258,117
Average equity                            229,048             147,114

Return on assets                            0.47%              0.26%
Return on equity                            4.64%              2.24%
Efficiency ratio                           75.43%             85.74%


INCOME TAXES

Income tax expense was $8.4 million or 25% of pre-tax income for the first quarter of 2000, compared to $10.0 million or 32% of pre-tax income for the first quarter of 1999. The Internal Revenue Service closed its examination of 1996 and management completed a review of various tax issues during the first quarter of 2000. As a result of these events, BOK Financial reduced its tax reserve by $3.0 million. Income tax expense for the first quarter of 2000 was $11.4 million or 34% of pre-tax income excluding the reduction in this allowance.


YEAR 2000 CONSIDERATIONS

The Year 2000 issue, in general, is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including among other things, a temporary inability to process transactions or to engage in similar normal business activities.

BOK Financial personnel continue to monitor its information technology and non-information technology systems and to communicate with large customers to determine whether any disruptions have occurred. To date, no significant disruptions in operations have been identified. No additional expenditures related to the Year 2000 issue are expected.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at March 31, 2000 increased $76 million to $4.7 billion during the first quarter of 2000. Commercial loans increased $18 million and commercial real estate loans increased $78 million. Consumer loans decreased due to the sale of $43 million of student loans during the quarter.


-------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS
(In Thousands)
                                      March 31,     Dec. 31,     Sept. 30,     June 30,     March 31,
                                        2000          1999         1999          1999         1999
                                    -------------------------------------------------------------------
Commercial:
  Energy                             $  601,991    $  606,561   $   593,944   $  558,975   $   484,810
  Manufacturing                         337,172       344,175       327,195      289,879       280,155
  Wholesale/retail                      435,026       407,785       400,730      371,867       319,545
  Agricultural                          184,299       173,653       162,531      151,010       212,314
  Services                              813,990       807,184       833,671      757,012       647,963
  Other commercial and industrial       310,224       325,343       206,045      190,668       189,752
Commercial real estate:
  Construction and land development     278,551       249,160       258,947      246,948       203,968
  Multifamily                           269,667       257,187       259,276      240,906       191,173
  Other real estate loans               624,309       588,195       523,324      495,304       412,798
Residential mortgage:
  Secured by 1-4 family
    residential properties              551,639       531,058       526,622      520,061       482,990
  Residential mortgages held for         42,967        57,057        58,466       79,994        81,277
sale
Consumer                                269,964       296,131       259,414      224,493       175,217
-------------------------------------------------------------------------------------------------------
  Total                              $4,719,799    $4,643,489   $ 4,410,165   $4,127,117   $ 3,681,962
-------------------------------------------------------------------------------------------------------

While BOK Financial continues to increase geographic diversification through expansion into the Dallas, Texas and Albuquerque, New Mexico areas, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by primary industry of the borrowers are presented in Table 11. Agriculture included loans totaling $150 million to the cattle industry and services included loans totaling $211 million to nursing and medical facilities and $112 million to the hotel industry. Approximately 53% of commercial real estate loans was secured by property in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 12% of commercial real estate loans was secured by property located in Texas. The major components of other real estate loans were office buildings, $219 million and retail facilities, $186 million.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $78 million at March 31, $76 million at December 31, 1999, and $69 million at March 31, 1999. This represented 1.66%, 1.66%, and 1.92% of total loans, excluding loans held for sale, at March 31, 2000, December 31, 1999, and March 31, 1999, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

--------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In Thousands)

                                                       Three Months Ended
                         -------------------------------------------------------
                           March 31,  Dec. 31,   Sept. 30,  June 30,   March 31,
                             2000       1999       1999       1999        1999
                         -------------------------------------------------------
Beginning balance         $  76,234  $ 75,186   $  72,732  $ 68,994    $ 65,922
 Loans charged-off:
  Commercial                    845       641          71     1,420           4
  Commercial real estate        250         -           -         -          35
  Residential mortgage           21       546          20        37          14
  Consumer                    1,148       820       1,237     1,339       1,164
--------------------------------------------------------------------------------
  Total                       2,264     2,007       1,328     2,796       1,217
--------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                   261       308         830     1,839         133
   Commercial real estate       265        39         208         4         236
   Residential mortgage         134        14           2         1           -
   Consumer                     559       439         600       627         490
--------------------------------------------------------------------------------
    Total                     1,219       800       1,640     2,471         859
--------------------------------------------------------------------------------
Net loans charged-off
  (recoveries)                1,045     1,207        (312)      325         358
Provision for loan losses     2,639     2,255       2,142     2,538       3,430
Additions due to acquisitions     -         -           -     1,525           -
--------------------------------------------------------------------------------
Ending balance            $  77,828  $ 76,234   $  75,186  $ 72,732    $ 68,994
--------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)             1.66%     1.66%       1.73%     1.80%       1.92%
 Net loan losses (annualized)
  to average loans (1)         0.09      0.11       (0.03)     0.03        0.04
--------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale which are carried at the lower of aggregate cost or market value.


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

All significant criticized loans are reviewed quarterly with written documentation. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At March 31, 2000, specific impairment reserves totaled $1.9 million.

The adequacy of the general loan loss reserves is determined primarily through an internally developed migration analysis model. Management uses an eight-quarter aggregate accumulation of net loan losses as the basis for this model. Greater emphasis is placed on net loan losses in the more recent periods. This model is used to assign general loan loss reserves to commercial loans and capital leases, residential mortgage loans, and consumer loans. All loans, capital leases, and letters of credit are allocated a migration factor by this model. Management can override the general allocation only by utilizing a specific allocation that is greater than the general allocation.

A nonspecific reserve for loan losses is maintained for risks beyond those factors specified to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At March 31, 2000, the loss potential ranges for the more significant factors were:

Concentration of large loans - $2.1 million to $4.2 million
Loan portfolio growth and expansion into new markets - $2.2 million to $4.5 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. These provisions were $2.6 million for the first quarter of 2000, compared to $3.4 million for the first quarter of 1999.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which were $23 million at March 31, 2000, $23 million at December 31, 1999, and $21 million at March 31, 1999, is presented in Table 13. Nonperforming loans included nonaccrual loans and renegotiated loans and excluded loans 90 days or more past due but still accruing.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In Thousands)
                                                   March 31,      Dec. 31,    Sept. 30,     June 30,      March 31,
                                                     2000          1999         1999          1999          1999
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    13,448   $    12,686   $    12,088  $    13,754   $     9,712
   Commercial real estate                             1,629         2,046         1,796        2,824         2,726
   Residential mortgage                               2,555         3,383            44          699         2,097
   Consumer                                             970         1,350         3,938        3,198         1,410
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           18,602        19,465        17,866       20,475        15,945
Renegotiated loans                                        -             -             -            -             -
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         18,602        19,465        17,866       20,475        15,945
Other nonperforming assets                            3,972         3,478         4,447        4,450         4,927
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    22,574   $    22,943   $    22,313  $    24,925   $    20,872
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
   nonperforming loans                              418.39%       391.65%       420.83%      355.22%       432.70%
 Nonperforming loans to
   period-end loans (2)                               0.40          0.42          0.41         0.51          0.44
---------------------------------------------------------------------------------------------------------------------
Loans past due 90 days  (1)                    $     9,704   $    11,336    $   12,757  $    11,082   $    13,037
---------------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed
       by agencies of the U.S. Government      $     7,623   $     8,538    $    7,712  $     7,958   $     7,674
    Excludes residential mortgages guaranteed
    by agencies of the U.S. Government in
       foreclosure                                   8,102          8,310        8,159        7,487         7,099
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. These loans are assigned to various risk categories in order to focus management's attention on the loans with higher risk of loss. At March 31, 2000, loans totaling $71 million were assigned by management to the substandard risk category and loans totaling $51 million were assigned to the special mention risk category, compared to $71 million and $25 million, respectively, at March 31, 1999. Approximately $11 million of the increase in special mention loans was due to one borrower that is experiencing difficulties due to their expansion activities. This increase does not appear to indicate a trend toward increased asset quality problems at this time.

LEASING

BOK Financial expanded its equipment leasing activities during the first quarter of 2000. Other assets included $25 million of equipment held for various operating leases at March 31, 2000, compared to $14 million at December 31, 1999. These activities include a much greater range of equipment financing than the natural gas compressors that were the focus of BOK Financial's previous leasing activities and introduce unique credit, collateral valuation, and transaction structure risk to the company.

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates both on its portfolio of assets held for purposes other than trading and trading assets. The effect of other changes, such as foreign exchange rates, commodity prices, or equity prices, do not pose a material market risk to BOK Financial. The responsibility for managing market risk rests with the Asset/Liability Committee, which operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things.
Compliance with these guidelines is reviewed monthly.

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate, and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing, and the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, is included. The model incorporates management's assumptions regarding the level of interest rate or balance sheet changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts, and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans, and mortgage servicing rights in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At March 31, 2000 and 1999, this modeling indicated interest rate sensitivity as follows:

-----------------------------------------------------------------------------------------------
Table 14 - Interest Rate Sensitivity
 (Dollars in Thousands)
                               200 bp Increase       200 bp Decrease           Most Likely
                           --------------------------------------------------------------------
                              2000         1999      2000       1999       2000         1999
                           ------------ ------------------------------------------- -----------
Anticipated impact over the next twelve months:
 Net interest revenue      $ (2,521)   $ (1,394)   $ 3,990   $  (477)      $ 522      $ (69)
                               (0.9)%      (0.6)%      1.4%     (0.2)%       0.2%      (0.0)%
----------------------------------------- --------- --------- ----------------------- ---------
 Net income                 $(1,576)   $ (1,171)   $ 2,494   $(1,772)      $ 326      $ (80)
                               (1.7)%      (1.3)%      2.6%     (2.0)%       0.3%      (0.0)%
----------------------------------------- --------- --------- ----------------------- ---------
 Economic value of equity  $(34,188)   $(86,488)   $(5,025)  $(4,251)   $(13,444)  $(11,192)
                               (3.0)%      (10.0)%    (0.4)%    (0.5)%      (1.2)%     (1.3)%
----------------------------------------- --------- --------- ----------------------- ---------

The estimated changes in interest rates on net interest revenue, net income, or economic value of equity is not projected to be significant within the +/- 200 basis point range of assumptions.

During the first quarter of 2000, BOK Financial changed its strategy for hedging its loss exposure from prepayment of mortgage loans that it services. The new strategy is to acquire mortgage-backed and principal only securities whenever the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. Management may sell these securities and to recognize gains when necessary to offset losses on its mortgage servicing rights. No securities were held under this program at March 31, 2000. The interest rate sensitivity of the mortgage servicing portfolio is modeled over a range of + or - 50 basis points. At March 31, 2000, the pre-tax results of this modeling are as follows:

Table 15 - Mortgage Servicing Interest Rate Sensitivity
 (Dollars in Thousands)

                                    50 bp increase       50 bp decrease
                                   -----------------    ------------------
Anticipated change in
  Mortgage servicing rights                $3,556           $ (4,766)
                                   =================    ==================

The simulation used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue, net income, or economic value of equity or precisely predict the impact of higher or lower interest rates on net interest revenue, net income, or economic value of equity. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management strategies, among other factors.

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain long-term certificates of deposit and subordinated debt with earning assets. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. For the first quarter of 2000, income from these swaps exceeded the cost of the swaps by $457 thousand. Credit risk from these swaps is closely monitored and counterparties of these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative puposes.

--------------------------------------------------------------------------------
TABLE 16 - INTEREST RATE SWAPS
(In thousands)
                 Notional          Pay              Receive           Fair
                  Amount           Rate              Rate            Value
              ------------------------------------------------------------------
Expiration:
  2001              4,324         5.03%             6.13% (1)            80
  2002            201,660    5.03 - 6.53 (1)    6.13 - 6.92 (1)      (1,587)
  2003             42,081      4.82 - 5.99         6.13 (1)           1,884
  2004             75,604    5.65 - 6.29 (1)    6.13 - 7.36 (1)       1,077
  2005              8,383      5.08 - 5.21         6.13 (1)             588
  2006             16,500          7.26            6.53 (1)              69
  2007            184,193    5.23 - 7.48 (1)    6.13 - 6.80 (1)      (3,539)
  2008             36,785      5.15 - 6.63         6.13 (1)           2,188
  2009             82,732      5.22 - 6.85         6.13 (1)           3,481

--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.


Trading Activities

BOK Financial enters into trading account activities both as an intermediary for customers and for its own account. As a intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations, and other financial institutions. BOK Financial will also take trading positions in U.S. Treasury securities, mortgage-backed securities, municipal bonds, and financial futures for its own account through BOk and BOSC, Inc. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading positions. The Risk Management Department monitors trading activity daily and reports to senior management and the Risk Oversight and Audit Committee of the Board of Directors on any exceptions to trading position limits and risk management policy.

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.
Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million and the VAR to $6.5 million. At March 31, 2000, the nominal aggregate trading positions was $32 million and the VAR was $300 thousand.

--------------------------------------------------------------------------------
TABLE 17 - CAPITAL RATIOS
                              March 31,  Dec. 31, Sept. 30,  June 30,  March 31,
                                2000       1999       1999     1999       1999
                              --------------------------------------------------
Average shareholders' equity
  to average assets             6.71%      6.80%     6.72%      7.36%     7.62%
Risk-based capital:
  Tier 1 capital                7.45       7.27      7.09       7.09      8.19
  Total capital                10.80      10.72     10.67      10.89     12.23
Leverage                        6.06       5.92      5.64       5.47      6.32
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133"). The effective date for FAS 133 has been deferred until fiscal years beginning after June 15, 2000. BOK Financial expects to adopt FAS 133 effective January 1, 2001. FAS 133 will require the recognition of all derivative financial instruments on the balance sheet at fair value. Derivatives that do not qualify for special hedge accounting treatment must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

BOK Financial is currently analyzing the effect of FAS 133 on the derivatives used as part of its asset / liability management programs. Although the full effect of FAS 133 on earnings and financial position has not yet been determined, it appears that its adoption may result in an increase in earnings volatility.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry, and the economy in general. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "plans", "projects", variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgments relating to, and discussion of the provision and reserve for loan losses involve judgments as to future events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others which BOK Financial has not independently verified. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers with the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1999 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

--------------------------------------------------------------------------------
Consolidated Statement of Earnings - UNAUDITED
(In Thousands Except Share Data)
                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2000              1999
                                                   ------------- --- -----------
Interest Revenue
Loans                                           $   101,038       $    72,531
Taxable securities                                   40,276            33,008
Tax-exempt securities                                 2,967             3,922
---------------------------------------------- --- ------------- --- -----------
   Total securities                                  43,243            36,930
---------------------------------------------- --- ------------- --- -----------
Trading securities                                      360               696
Funds sold                                              703               413
---------------------------------------------- --- ------------- --- -----------
   Total interest revenue                           145,344           110,570
---------------------------------------------- --- ------------- --- -----------
Interest Expense
Deposits                                             46,036            34,438
Other borrowings                                     33,116            21,773
Subordinated debenture                                2,514             2,348
---------------------------------------------- --- ------------- --- -----------
   Total interest expense                            81,666            58,559
---------------------------------------------- --- ------------- --- -----------
Net Interest Revenue                                 63,678            52,011
Provision for Loan Losses                             2,639             3,430
---------------------------------------------- --- ------------- --- -----------
Net Interest Revenue After
   Provision for Loan Losses                         61,039            48,581
---------------------------------------------- --- ------------- --- -----------
Other Operating Revenue
Brokerage and trading revenue                         4,426             4,436
Transaction card revenue                              8,620             7,597
Trust fees and commissions                            9,523             7,769
Service charges and fees on deposit accounts         10,255             9,453
Mortgage banking revenue, net                         7,834             9,292
Leasing revenue                                         744             1,868
Other revenue                                         4,973             5,085
---------------------------------------------- --- ------------- --- -----------
Total fees and commissions revenue                   46,375            45,500
---------------------------------------------- --- ------------- --- -----------
Gain on sale of student loans                           433               529
Gain on loan securitization                               -               270
Gain on sale of other assets                              -               892
Securities gains (losses), net                          (17)              274
---------------------------------------------- --- ------------- --- -----------
Total other operating revenue                        46,791            47,465
---------------------------------------------- --- ------------- --- -----------
Other Operating Expense
Personnel                                            37,289            31,900
Business promotion                                    2,335             2,498
Professional fees and services                        2,318             1,901
Net occupancy, equipment & data processing           15,897            13,108
FDIC and other insurance                                380               326
Printing, postage and supplies                        2,811             2,816
Net gains and operating expenses of
   repossessed assets                                  (583)           (1,296)
Amortization of intangible assets                     4,078             3,248
Mortgage banking costs                                5,437             5,304
Other expense                                         4,654             5,021
---------------------------------------------- --- ------------- --- -----------
Total other operating expense                        74,616            64,826
---------------------------------------------- --- ------------- --- -----------
Income Before Taxes                                  33,214            31,220
Federal and state income tax                          8,401             9,983
---------------------------------------------- --- ------------- --- -----------
Net Income                                      $    24,813       $    21,237
---------------------------------------------- --- ------------- --- -----------
Earnings Per Share:
Net Income
   Basic                                        $      0.50       $      0.43
---------------------------------------------- --- ------------- --- -----------
   Diluted                                      $      0.45       $      0.38
---------------------------------------------- --- ------------- --- -----------
Average Shares Used in Computation:
   Basic                                         49,101,720        48,911,086
---------------------------------------------- ----------------- ---------------
   Diluted                                       55,575,760        55,803,082
---------------------------------------------- ----------------- ---------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In Thousands Except Share Data)
                                                               March 31,       December 31,        March 31,
                                                                  2000             1999               1999
                                                              --------------------------------------------------
ASSETS
Cash and due from banks                                    $      438,256    $      397,895    $      412,557
Funds sold                                                         30,685            28,960            17,631
Trading securities                                                 15,043            14,452            51,924
Securities:
  Available for sale                                            2,604,584         2,588,704         2,506,070
  Investments (fair value:  March 31, 2000 - $204,519;
    December 31, 1999 -$211,624;
    March 31, 1999 - $229,719)                                    206,365           213,180           230,190
----------------------------------------------------------------------------------------------------------------
    Total securities                                            2,810,949         2,801,884         2,736,260
----------------------------------------------------------------------------------------------------------------
Loans                                                           4,719,799         4,643,489         3,681,962
Less reserve for loan losses                                       77,828            76,234            68,994
----------------------------------------------------------------------------------------------------------------
  Net loans                                                     4,641,971         4,567,255         3,612,968
----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                       120,167           119,239            92,345
Accrued revenue receivable                                         67,850            67,640            70,293
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: March 31, 2000 - $69,370;
  December 31, 1999 - $65,292;
  March 31, 1999 - $52,717)                                       120,934           125,011            95,540
Mortgage servicing rights                                         112,998           114,134            92,305
Real estate and other repossessed assets                            3,972             3,478             4,927
Bankers' acceptances                                               23,730            30,161            15,916
Other assets                                                      163,090           103,888            88,350
----------------------------------------------------------------------------------------------------------------
Total assets                                               $    8,549,645    $    8,373,997    $    7,291,016
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                        $    1,077,098    $    1,020,996    $    1,115,506
Interest-bearing deposits:
  Transaction                                                   1,925,016         1,866,499         1,474,595
  Savings                                                         160,233           155,839           160,943
  Time                                                          2,348,881         2,219,850         1,817,578
----------------------------------------------------------------------------------------------------------------
    Total deposits                                              5,511,228         5,263,184         4,568,622
----------------------------------------------------------------------------------------------------------------

Funds purchased and repurchase agreements                       1,321,498         1,345,683         1,052,770
Other borrowings                                                  880,083           938,020           893,819
Subordinated debenture                                            148,682           148,642           148,504
Accrued interest, taxes and expense                                67,378            62,431            56,539
Bankers' acceptances                                               23,730            30,161            15,916
Other liabilities                                                  20,098            28,712            16,880
----------------------------------------------------------------------------------------------------------------
    Total liabilities                                           7,972,697         7,816,833         6,753,050
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                        25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  March 31, 2000 - 49,462,016;  December 31, 1999
  -  49,382,262; March 31, 1999 -48,216,146)                            3                 3                 3
Capital surplus                                                   275,906           274,980           238,090
Retained earnings                                                 357,189           332,751           297,478
Treasury stock (shares at cost: March 31, 2000 -357,181;
  December 31, 1999 - 316,325;  March 31, 1999 - 769,522)          (7,844)           (7,018)           (2,976)
Accumulated other comprehensive income (loss)                     (48,331)          (43,577)            5,346
----------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                    576,948           557,164           537,966
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $    8,549,645    $    8,373,997    $    7,291,016
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY - UNAUDITED
(In Thousands)
                                                                 Accumulated
                                                                    Other
                             Preferred Stock   Common    Stock  Comprehensive  Capital  Retained Treasury    Stock
                              Shares  Amount   Shares    Amount  Income(loss) Surplus   Earnings  Shares    Amount     Total
                             --------------------------------------------------------------------------------------------------
Balances at December 31, 1998  250,000  $ 25    48,112    $  3      $12,297  $236,726   $278,365    749    $(2,623) $ 524,793
Comprehensive income:
  Net income                        -      -         -       -            -         -     21,237      -         -      21,237
   Other Comprehensive
     income, net of  tax:
     Unrealized gains(loss)
        on securities
    available                       -      -         -       -       (6,951)        -          -      -         -      (6,951)
        for sale (1)
                                                                                                                     ----------
  Total Comprehensive income                                                                                           14,286
                                                                                                                     ----------
Exercise of stock options           -      -        70       -            -       595          -     17      (285)        310
Issuance of common stock to
  thrift Plan                       -      -        14       -            -       322          -     (1)       33         355
Common stock dividend               -      -         -       -            -         -     (1,749)     -         -      (1,749)
Preferred dividend paid
   in shares of common              -      -        17       -            -       375       (375)     -         -           -
  stock
Director retainer shares            -      -         3       -            -        72          -      -         -          72
Treasury stock purchase             -      -         -       -            -         -          -      4      (101)       (101)
-------------------------------------------------------------------------------------------------------------------------------
Balance at  March 31, 1999    250,000 $   25    48,216    $  3       $5,346  $238,090   $297,478    769   $(2,976)  $ 537,966
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31,1999  250,000 $   25    49,382    $  3    $ (43,577) $274,980   $332,751    316   $(7,018)  $ 557,164
Comprehensive income:
   Net income                       -      -         -       -            -         -     24,813      -         -      24,813
   Other Comprehensive
     income, net of  tax:
     Unrealized gains(loss)
       on securities available
       for sale  (1)                -      -         -       -       (4,754)        -                 -         -      (4,754)
                                                                                                                     ----------
    Total Comprehensive income                                                                                         20,059
                                                                                                                     ----------
Exercise of stock options           -      -        63       -            -       551          -     27      (544)          7
Dividends paid in shares of
  common stock:
  Preferred stock                   -      -        17       -            -       375       (375)     -         -           -
Treasury stock purchase             -      -         -       -            -         -          -     14      (282)       (282)
-------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000    250,000 $   25    49,462    $  3    $ (48,331) $275,906   $357,189    357   $(7,844)   $576,948
-------------------------------------------------------------------------------------------------------------------------------

(1)                                         March 31, 2000    March 31, 1999
                                            --------------    --------------
Reclassification adjustments:
  Unrealized losses on available for
     sale securities                            $  (4,767)       $  (6,767)
  Less:  reclassification adjustment for
         gains realize included in net
         income, net of tax                           (13)             184
                                           ---------------------------------
Net unrealized losses on securities             $  (4,754)       $  (6,951)
                                           ---------------------------------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                                2000                1999
                                                          ----------------------------------
Cash Flow From Operating Activities:
Net income                                                 $     24,813           $ 21,237
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                       2,639              3,430
  Depreciation and amortization                                  12,406             11,977
  Tax reserve reversal                                            3,000                  -
  Net amortization of  security discounts and premiums             (115)               310
  Net gain on sale of assets                                     (1,805)            (5,599)
  Mortgage loans originated for resale                         (105,853)          (198,720)
  Proceeds from sale of mortgage loans held for resale          121,594            219,513
  Change in trading securities                                     (310)            (2,738)
  Change in accrued revenue receivable                              (17)            (7,801)
  Change in other assets                                         14,822            (17,417)
  Change in accrued interest, taxes and expense                   4,947              4,951
  Change in other liabilities                                   (10,021)            11,346
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                        66,100             40,489
--------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities              12,502             19,375
  Proceeds from maturities of available for sale securities      45,817             99,988
  Purchases of investment securities                             (5,728)           (21,855)
  Purchases of available for sale securities                   (120,901)          (743,785)
  Proceeds from sales of available for sale securities           36,300            453,566
  Loans originated or acquired net or principal collected      (176,733)          (206,260)
  Proceeds from disposition of assets                            43,508            151,239
  Purchases of assets                                           (24,426)           (38,004)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                            -             (1,339)
--------------------------------------------------------------------------------------------
  Net cash used by investing activities                        (189,661)          (287,075)
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
     deposits, money market deposits, and savings accounts      119,013            (55,331)
  Net change in certificates of deposit                         129,031             16,233
  Net change in other borrowings                                (82,122)           245,560
  Purchase of treasury stock                                       (282)              (101)
  Common stock dividend                                               -             (1,749)
  Issuance of preferred, common and treasury stock, net               7                737
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                       165,647            205,349
--------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                          42,086             41,237
Cash and cash equivalents at beginning of period                426,855            471,425
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $    468,941      $     430,188
--------------------------------------------------------------------------------------------
Cash paid for interest                                     $     76,726      $      60,762
--------------------------------------------------------------------------------------------
Cash paid for taxes                                        $      2,896      $       8,550
--------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                       $        869      $         840
--------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock       $        375      $         375
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Texas, N.A., Swiss Avenue State Bank, and Mid-Cities National Bank. Certain prior period balances have been reclassified to conform with the current period presentation.


 (2) MORTGAGE BANKING ACTIVITIES

At March 31, 2000, BOk owned the rights to service 96,953 mortgage loans with outstanding principal balances of $7.0 billion, including $106.9 million serviced for BOk. The weighted average interest rate and remaining term was 7.45% and 272 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the three months ending March 31, 2000 is as follows:

                                                         Capitalized Mortgage Servicing Rights
                           ------------------------------------------------------------------------------
                                                                     Valuation         Hedging
                             Purchased     Originated     Total      Allowance      (Gain)/Loss    Net
                           --------------- ------------ ------------------------- -----------------------
Balance at
    December 31, 1999      $    74,912   $    28,815   $ 103,727   $       -      $    10,407   $114,134
Additions                          147         1,361       1,508                            -      1,508
Amortization expense            (2,501)         (810)     (3,311)                        (376)    (3,687)
Realized hedge losses                -             -           -                        4,389      4,389
Unrealized hedge losses              -             -           -                       (3,346)    (3,346)
----------------------------- ---------- -- ---------- ----------- -------------- -- ---------- ---------
Balance at  March 31, 2000 $    72,558   $    29,366   $ 101,924   $       -      $    11,074   $112,998
----------------------------- ---------- -- ---------- ----------- -------------- -- ---------- ---------
Estimated fair value of
    mortgage servicing
    rights (1)              $   83,051   $    38,935   $ 121,986                                $121,986
----------------------------- ---------- -- ---------- ----------- -------------- -- ---------- ---------
(1) Excludes  approximately  $8.6 million of loan  servicing  rights on mortgage loans originated prior to the adoption of FAS 122.


Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at March 31, 2000 follows (in thousands):

                                  < 6.50%   6.50% - 7.49%  7.50% - 8.49%  => 8.50%  Total
                                  ---------------------------------------------------------
Cost less accumulated amortization   8,896     60,643        29,602       2,783     101,924
Deferred hedge losses                    -      8,650         2,424           -      11,074
-------------------------------------------------------------------------------------------
Adjusted cost                        8,896     69,293        32,026       2,783     112,998
Fair value                          10,373     71,820        34,720       5,073     121,986
-------------------------------------------------------------------------------------------
Impairment                               -          -             -           -           -
-------------------------------------------------------------------------------------------

Outstanding principal of loans
serviced (in millions) (1)             594      3,727         1,828         286       6,435
-------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $475.7 million for loans serviced for which there is no capitalized mortgage servicing rights.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                             Three Months Ended March 31,
                                          ------------------------------
                                             2000               1999
                                          --------------      ----------
  Proceeds                              $   36,300         $  453,566
  Gross realized gains                          30               1,681
  Gross realized losses                         47               1,411
  Related federal and state income tax
  expense (benefit)                             (4)                 86


 (4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                          Three Months Ended
                                                     ---------------------------
                                                        March 31,     March 31,
                                                          2000           1999
                                                     ---------------------------
Numerator:
   Net income                                          $  24,813      $  21,237
   Preferred stock dividends                                (375)          (375)
--------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                       24,438         20,862
--------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                 375            375
--------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
  available to common stockholders after
  assumed conversion                                   $  24,813      $  21,237
--------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
     -weighted    average shares                      49,101,720     48,911,086
   Effect of dilutive securities:
     Employee stock options                              324,675        742,631
     Convertible preferred stock                       6,149,365      6,149,365
--------------------------------------------------------------------------------
Dilutive potential common shares                       6,474,040      6,819,996
--------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions    55,575,760     55,803,082
--------------------------------------------------------------------------------
Basic earnings per share                               $    0.50       $   0.43
--------------------------------------------------------------------------------
Diluted earnings per share                             $    0.45       $   0.38
--------------------------------------------------------------------------------

(1)  Excludes employee stock options with exercise
     price greater than current market price             181,756              -

(6)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2000 is as follows:

                                                              Other           Other
                                           Net Interest     Operating       Operating       Average
                                              Revenue        Revenue         Expense        Assets
                                           -------------- -------------- --------------- ------------
Total reportable lines of business      $       59,970    $     33,910    $    61,078    $ 8,429,639
Total non-reportable lines of business             132          12,472          9,437         29,507
Unallocated items:
   Tax-equivalent adjustment                    (1,867)              -              -              -
   Funds management                              6,438             309          3,435        189,302
   Eliminations and all others, net               (995)            117            666       (280,292)
                                           ----------------------------------------------------------

BOK Financial consolidated              $       63,678    $     46,808    $    74,616    $ 8,368,156
                                           ============== ============== =============== ============

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 1999 is as follows:

                                                              Other          Other
                                           Net Interest    Operating      Operating      Average
                                              Revenue       Revenue        Expense       Assets
                                           -------------- ------------- -------------- -------------
Total reportable lines of business      $       46,386    $     34,820   $     52,458  $  6,870,860
Total non-reportable lines of business              22          11,077          8,156        60,758
Unallocated items:
   Tax-equivalent adjustment                    (2,334)              -              -             -
   Funds management                              8,085             283          3,339       149,275
   Eliminations and all others, net               (148)          1,011            873       (84,076)
                                           --------------------------------------------------------

BOK Financial consolidated              $       52,011    $     47,191   $     64,826  $  6,996,817
                                           ============== ============= ============== =============


(7)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2000                            December 31, 1999

                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   2,547,499        40,275       6.36%    $   2,453,800   $    38,381       6.21%
  Tax-exempt securities(1)                      260,593         4,602       7.10           259,760         4,656       7.11
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          2,808,092        44,877       6.43         2,713,560        43,037       6.29
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             14,593           360       9.92            17,845           390       8.67
  Funds sold                                     47,782           703       5.92            37,650           552       5.82
  Loans(2)                                    4,650,020       101,271       8.76         4,480,283        97,563       8.64
    Less reserve for loan losses                 77,808                                     76,166
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       4,572,212       101,271       8.91         4,404,117        97,563       8.79
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      7,442,679       147,211       7.96         7,173,172       141,542       7.83
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         925,477                                    963,257
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $   8,368,156                              $   8,136,429
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
  Transaction deposits                    $   1,856,644        12,801       2.77%    $   1,885,730        12,639       2.66%
  Savings deposits                              155,848           672       1.73           159,442           721       1.79
  Other time deposits                         2,364,126        32,563       5.54         2,206,956        29,109       5.23
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          4,376,618        46,036       4.23         4,252,128        42,469       3.96
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,216,244        33,116       6.01         2,071,787        29,715       5.69
  Subordinated debenture                        148,663         2,514       6.80           148,620         2,387       6.37
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       6,741,525        81,666       4.87         6,472,535        74,571       4.57
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               954,307                                    977,825
  Other liabilities                             111,079                                    132,646
  Shareholders' equity                          561,245                                    553,423
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $   8,368,156                              $   8,136,429
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)                     65,545        3.08%                         66,971        3.26%
  Tax-Equivalent Net Interest  Revenue (1)

     To Earning Assets                                                      3.54                                       3.70
   Less tax-equivalent adjustment (1)                           1,867                                      1,828
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           63,678                                     65,143
Provision for loan losses                                       2,639                                      2,255
Other operating revenue                                        46,791                                     46,721
Other operating expense                                        74,616                                     74,257
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            33,214                                     35,352
Federal and state income tax                                    8,401                                     12,155
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    24,813                                $    23,197
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.50                                $      0.46
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.45                                $      0.42
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

--------------------------------------------------------------------------------------------------------------------------

                                          For Three months ended
--------------------------------------------------------------------------------------------------------------------------
             September 30, 1999                         June 30, 1999                          March 31, 1999
--------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
--------------------------------------------------------------------------------------------------------------------------

  $   2,456,120  $    37,735       6.10%  $   2,418,685   $    35,841       5.94% $    2,198,972 $    32,944       6.08%
        275,749        5,219       7.51         295,095         5,742       7.80         324,297       6,168       7.71
--------------------------------------------------------------------------------------------------------------------------
      2,731,869       42,954       6.24       2,713,780        41,583       6.15       2,523,269      39,112       6.29
--------------------------------------------------------------------------------------------------------------------------
         27,606          393       5.65          50,190           812       6.49          54,907         696       5.14
         37,558          495       5.23          63,353           759       4.81          34,962         413       4.79
      4,256,430       89,882       8.38       3,822,018        77,330       8.12       3,617,162      72,683       8.15
         74,539                                  70,968                                   67,428
--------------------------------------------------------------------------------------------------------------------------
      4,181,891       89,882       8.53       3,751,050        77,330       8.27       3,549,734      72,683       8.30
--------------------------------------------------------------------------------------------------------------------------
      6,978,924      133,724       7.60       6,578,373       120,484       7.35       6,162,872     112,904       7.43
--------------------------------------------------------------------------------------------------------------------------
        890,977                                 831,059                                  833,945
--------------------------------------------------------------------------------------------------------------------------
  $   7,869,901                           $   7,409,432                           $    6,996,817
--------------------------------------------------------------------------------------------------------------------------


  $   1,858,386       12,278       2.62%  $   1,655,457        11,035       2.67% $    1,463,556      10,558       2.93%
        167,875          779       1.84         162,874           742       1.83         155,634         729       1.90
      2,046,295       26,236       5.09       1,822,915        22,643       4.98       1,854,590      23,152       5.06
--------------------------------------------------------------------------------------------------------------------------
      4,072,556       39,293       3.83       3,641,246        34,420       3.79       3,473,780      34,439       4.02
--------------------------------------------------------------------------------------------------------------------------
      2,065,207       27,681       5.32       1,978,349        25,000       5.07       1,715,715      21,799       5.15
        148,576        2,373       6.34         148,275         2,253       6.09         148,482       2,321       6.34
--------------------------------------------------------------------------------------------------------------------------
      6,286,339       69,347       4.38       5,767,870        61,673       4.29       5,337,977      58,559       4.45
--------------------------------------------------------------------------------------------------------------------------
        969,289                               1,008,502                                1,042,679
         77,574                                  89,319                                   83,315
        536,699                                 543,741                                  532,846
--------------------------------------------------------------------------------------------------------------------------
  $   7,869,901                           $   7,409,432                           $    6,996,817
--------------------------------------------------------------------------------------------------------------------------
                      64,377       3.22%                       58,811      3.06%                      54,345       2.98%
                                              3.05

                                   3.66                                     3.59                                   3.58
                       1,990                                    2,228                                  2,334
--------------------------------------------------------------------------------------------------------------------------
                      62,387                                   56,583                                 52,011
                       2,142                                    2,538                                  3,430
                      44,835                                   49,431                                 47,465
                      70,755                                   70,678                                 64,826
--------------------------------------------------------------------------------------------------------------------------
                      34,325                                   32,798                                 31,220
                      11,589                                   10,742                                  9,983
--------------------------------------------------------------------------------------------------------------------------
                 $    22,736                              $    22,056                            $    21,237
--------------------------------------------------------------------------------------------------------------------------


                 $      0.46                              $      0.44                            $      0.43
--------------------------------------------------------------------------------------------------------------------------
                 $      0.41                              $      0.39                            $      0.38
--------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K (A) Exhibits:
               No. 27.0 Financial Data Schedule filed herewith electronically. No. 27.1 Restated Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended March 31, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOK FINANCIAL CORPORATION
                                          (Registrant)


Date:   May 15, 2000                     /s/ Steven E. Nell
        -------------                    ---------------------------
                                         Steven E. Nell
                                         Senior Vice President and
                                         Corporate Controller



                                         /s/ John C. Morrow
                                         ---------------------------
                                         John C. Morrow
                                         Senior Vice President and Director
                                         of Financial Accounting & Reporting