Form 10-Q
period 2000-06-30
BOK FINANCIAL CORP ET AL
filed 2000-08-14
CIK 875357

As filed with the Securities and Exchange Commission on August 14, 2000
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2000
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,063,912 shares of common stock ($.00006 par value) as of July 31, 2000.

--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q

                           Quarter Ended June 30, 2000

                                      Index

Part I.  Financial Information

      Management's Discussion and Analysis                                2
      Report of Management on Consolidated
            Financial Statements                                         15
      Consolidated Statements of Earnings                                16
      Consolidated Balance Sheets                                        17
      Consolidated Statements of Changes
            in Shareholders' Equity                                      18
      Consolidated Statements of Cash Flows                              19
      Notes to Consolidated Financial Statements                         20
      Financial Summaries - Unaudited                                    23

Part II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K                           26

Signature                                                                26


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $24.2 million or $0.44 per diluted common share for the second quarter of 2000 compared to $22.1 million or $0.39 per diluted common share for the second quarter of 1999. Returns on average assets were 1.13% for the quarter ended June 30, 2000 compared to 1.19% for the quarter ended June 30, 1999. Returns on average equity were 16.64% and 16.27% for the quarter ended June 30, 2000 and 1999, respectively.

Net interest revenue for the second quarter of 2000 increased by $11.3 million or 20%. Fees and commission revenue was $48.0 million, a 4% increase from the second quarter of 1999. Gains on sales of securities, loans and other assets decreased by $4.0 million. Operating expenses increased $4.2 million or 6% compared to the second quarter of 1999. This increase included $2.4 million of expenses from acquisitions that were consummated late in the second quarter of 1999. These expenses affect the comparability between the two quarters.

Year to date net income and earnings per diluted common share were $49.0 million and $0.88, respectively for 2000 compared to $43.3 million and $0.78, respectively, for the same period in 1999. Returns on average assets and equity were 1.16% and 17.19%, respectively, for 2000 compared to returns on average assets and equity of 1.21% and 16.21%, respectively, for 1999.

Tangible Operating Results

Since inception, BOK Financial has completed several acquisitions that were accounted for under the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in future years into operating expense. Operating results excluding the impact of the amortization of these intangible assets are summarized below:

------------------------------------------------- -------------------------------- ----------------------
TABLE  1 - TANGIBLE OPERATING RESULTS
(Dollars in Thousands)
                                                  -------------------------------- ----------------------
                                                      Three months ended               Six months ended
                                                  ----------------------------- -------------------------
                                                     June 30,      June 30,       June 30,     June 30,
                                                       2000          1999           2000         1999
                                                  ----------------------------- -------------------------
  Net income                                        $  24,194    $   22,056       $  49,007  $   43,293
  After-tax impact of amortization of
    intangible assets                                   3,403         2,999           6,818       5,580
------------------------------------------------- ----------------------------- -------------------------
  Tangible net income                               $  27,597    $   25,055       $  55,825  $   48,873
------------------------------------------------- ----------------------------- -------------------------

  Tangible net income per diluted share             $    0.50    $     0.45       $    1.00  $     0.88
------------------------------------------------- ----------------------------- -------------------------
  Tangible return on average shareholders' equity       18.98%        18.48%          19.59%      18.30%
------------------------------------------------- ----------------------------- -------------------------
  Tangible return on average assets                      1.29%         1.36%           1.32%       1.37%
------------------------------------------------- ----------------------------- -------------------------

Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $69.9 million for the second quarter of 2000 compared to $58.8 million for the second quarter of 1999.
Average earning assets increased $1.1 billion. Average loans increased $975 million and now comprise 63% of average earning assets. Average loans were 58% of average earning assets for the second quarter of 1999. Loans generally have higher yields than other types of earning assets therefore, the increase in average loans had a significant impact on the growth in interest revenue. Average interest bearing liabilities increased $1.2 billion. Interest bearing liabilities now comprise 80% of all funding sources compared to 78% for the second quarter of 1999. Table 2 shows how net interest revenue was affected by changes in average balances and interest rates for various types of earning assets and interest bearing liabilities.

----------------------------------------------------------------------------------------------------------------------
TABLE 2 - VOLUME/RATE ANALYSIS
(In thousands)

                                               Three months ended                      Six months ended
                                               June 30, 2000/1999                     June 30, 2000/1999
                                       ---------------------------------------------------------------------------
                                                      Change Due To (1)                      Change Due To (1)
                                                   ------------------------               ------------------------
                                                                   Yield                                  Yield
                                          Change      Volume       /Rate         Change      Volume       /Rate
                                       ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                             $  6,266   $  2,615    $  3,651       $ 12,031     $  6,966    $  5,065
  Trading securities                         (497)      (778)        281           (833)      (1,524)        691
  Loans                                    32,123     20,866      11,257         60,711       42,839      17,872
  Funds sold                                  (79)      (254)        175            211          (76)        287
------------------------------------------------------------------------------------------------------------------
Total                                      37,813     22,449      15,364         72,120       48,205      23,915
------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits     1,853      1,472         381          4,096        4,252        (156)
  Savings deposits                            (84)       (29)        (55)          (141)         (26)       (115)
  Time deposits                            12,609      8,161       4,448         22,020       14,948       7,072
  Other borrowings                         12,094      4,826       7,268         23,411       11,867      11,544
  Subordinated debenture                      299          3         296            492           42         450
------------------------------------------------------------------------------------------------------------------
Total                                      26,771     14,433      12,338         49,878       31,083      18,795
------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue      11,042   $  8,016    $  3,026         22,242     $ 17,122    $  5,120
 Change in tax-equivalent adjustment         (245)                                 (712)
------------------------------------------------------------------------------------------------------------------
Net interest revenue                     $ 11,287                              $ 22,954
------------------------------------------------------------------------------------------------------------------
(1) Changes  attributable  to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.66% for the second quarter of 2000 compared to 3.59% for the second quarter of 1999 and 3.54% for the first quarter of 2000. Net interest margin was up from the second quarter of 1999 largely due to the mix of earning assets, most notably the increase in loans which have a higher yield than other earning assets. Net interest margin was up from the first quarter of 2000 due to the effect of interest rate increases in the first quarter of 2000. Most of BOK Financial's earning assets and interest bearing liabilities have variable interest rates, however, interest bearing liabilities generally reprice more quickly than earning assets. This caused an increase in the cost of interest bearing liabilities, which decreased the net interest margin in the first quarter. The net interest margin has recovered in the second quarter through an increase in the yield on earning assets.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the second quarter of 2000, this strategy resulted in an 83 basis point decrease in net interest margin. However, this strategy contributed $1.3 million to net interest revenue. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

Other Operating Revenue

Other operating revenue decreased $2.1 million compared to the same quarter of 1999. Total fees and commissions, which are included in other operating revenue, increased $1.9 million. Brokerage, transaction card and trust revenue increased 12%, 17% and 10%, respectively. Transaction card revenue increased $1.3 million over the second quarter of 1999 due to a greater volume of transactions processed. Leasing revenue increased $375 thousand over the second quarter of 1999 due to the expansion of equipment leasing activities late in the first quarter of 2000. Management expects leasing revenue to continue to increase over the next few quarters. These increases were substantially offset by lower revenue from mortgage banking and a decline in other revenue. The other revenue decline was due largely to a $1.2 million decline in underwriting and placement fees at BOSC, Inc., BOK Financial's broker-dealer subsidiary. The recognition of these underwriting and placement fees depends on the closing of unique transactions and may fluctuate greatly from quarter to quarter. Gains on sales of assets decreased $4.0 million primarily due to a $3.6 million gain on sale of leasing partnerships in the second quarter of 1999.

-----------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)
                                                                 Three Months Ended
                                 --------------------------------------------------------------------------
                                     June 30,       March 31,        Dec. 31,        Sept. 30,     June 30,
                                       2000           2000             1999            1999          1999
                                 --------------------------------------------------------------------------
Brokerage and trading revenue     $    4,219     $    4,426       $    4,781      $    3,237    $    3,779
Transaction card revenue               9,331          8,620            8,767           8,298         7,986
Trust fees and commissions             9,743          9,523            9,439           9,045         8,874
Service charges and fees
  on deposit accounts                 10,736         10,255           10,684          10,857        10,073
Mortgage banking revenue               9,427          7,834            8,628           9,189         9,877
Leasing revenue                        1,192          744                514             526           817
Other revenue                          3,344          4,973            3,716           4,129         4,659
-----------------------------------------------------------------------------------------------------------
  Total fees and commissions          47,992         46,375           46,529          45,281        46,065
-----------------------------------------------------------------------------------------------------------
Gain on student loan sales                38            433               16              39            16
Gain on sale of other assets               -              -               96               -         3,638
Gain (loss) on securities               (682)          (17)               80            (485)         (288)
-----------------------------------------------------------------------------------------------------------
  Total other operating revenue   $   47,348     $   46,791       $   46,721      $   44,835    $   49,431
-----------------------------------------------------------------------------------------------------------

Year to date, fees and commissions revenue increased $2.8 million or 3% compared to 1999 for the same factors affecting the second quarter discussed above. Total other operating revenue decreased $2.8 million or 3% due primarily to the $3.6 million decrease in gains on sales of leasing partnerships as discussed above.

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

Other Operating Expenses

Operating expenses for the second quarter of 2000 increased $4.2 million or 6% compared to the second quarter of 1999. The second quarter of 2000 included operating expenses of $2.4 million for banks that were acquired late in the second quarter of 1999. These operating expenses consisted primarily of $1.0 million of personnel costs, $1.1 million of intangible asset amortization, $178 thousand of occupancy, equipment and data processing costs and $102 thousand of printing, postage and supplies expenses. The discussion following Table 4 of other operating expenses excludes these charges for 2000 to improve comparability.

----------------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)
                                                                        Three Months Ended
                                   --------------------------------------------------------------------
                                       June 30,       March 31,    Dec. 31,     Sept. 30,     June 30,
                                        2000            2000         1999        1999          1999
                                   --------------------------------------------------------------------
Personnel                          $    35,789     $    37,289    $ 35,801     $ 34,262      $  34,047
Business promotion                       2,148           2,335       2,244        1,925          2,410
Professional fees/services               2,161           2,318       2,451        2,452          2,780
Net occupancy, equipment
  and data processing                   16,244          15,897      16,061       15,198         13,657
FDIC and other insurance                   387             380         338          323            369
Printing, postage and supplies           3,095           2,811       3,035        2,729          3,019
Net gains and operating
  expenses on repossessed assets          (118)           (583)      (544)       (1,501)          (132)
Amortization of intangible

  assets                                 4,016           4,078       4,389        4,519          3,667
Mortgage banking costs                   5,540           5,437       5,658        6,183          6,787
Other expense                            5,655           4,654       4,824        4,665          4,074
-------------------------------------------------------------------------------------------------------
  Total                            $    74,917     $    74,616    $ 74,257     $ 70,755      $  70,678
-------------------------------------------------------------------------------------------------------

Personnel costs increased $733 million or 2%. Occupancy, equipment and data processing costs increased $2.4 million or 18% due primarily to an increase in data processing costs. A significant portion of BOK Financial's data processing is outsourced to third parties. Therefore, data processing costs are directly related to the volume of transactions processed. Included in the $1.0 million increase in other expense over first quarter 2000 was $400 thousand impairment of a software development project, as well as $400 thousand increase in costs of operating the equipment leasing program.

-------------------------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                                    Three Months Ended
                                   --------------------------------------------------------------------------
                                        June 30,       March 31,      Dec. 31,       Sept. 30,       June 30,
                                          2000           2000           1999           1999            1999
                                   --------------------------------------------------------------------------
Total other operating expense       $    74,917    $    74,616     $    74,257    $    70,755    $    70,678
Acquisition expenses                          -              -               -              -         (1,266)
Reorganization costs                          -           (638)              -              -              -
Net gains and operating costs from
   repossessed assets                       118            583             544          1,501            132
-------------------------------------------------------------------------------------------------------------
  Total                             $    75,035    $    74,561     $    74,801    $    72,256    $    69,544
-------------------------------------------------------------------------------------------------------------

Operating expenses through June 30, 2000 were $7.7 million or 6% higher than operating expenses for the first six months of 1999 excluding expenses of $6.3 million for banks that were acquired late in the second quarter of 1999.

LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth line of business, regional banks, which includes all functions for Bank of Arkansas, N.A., Bank of Texas, N.A., and Bank of Albuquerque, N.A. Other lines of business include the TransFund ATM system and BOSC, Inc., a securities broker-dealer.

Corporate Banking

The Corporate Banking Division, which provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states, contributed $11.8 million or 49% of consolidated net income for the second quarter of 2000. This is compared to $12.9 million or 58% of consolidated net income for the first quarter of 1999. Returns on average assets and equity both declined from the second quarter of 1999 due to a narrowing of the difference between loan yields and BOK Financial's cost of funds.

Table 6  Corporate Banking
 (In thousands)
                                            Three months ended June 30,      Six months ended June 30,
                                        --------------------------------- ---------------------------
                                              2000             1999           2000             1999
                                        ------------- -- -------------- ----------------- -----------
Revenue (expense) from external sources $      64,882    $       54,543    $   124,801    $   102,858
Revenue (expense) from internal sources       (30,515)          (19,740)       (57,022)       (37,892)
Total revenue                                  34,367            34,803         67,779         64,966
Operating expense                              14,763            13,858         27,780         25,358
Net income                                     11,844            12,896         24,153         24,505

Average assets                          $   3,779,324    $    3,310,249    $ 3,755,244    $ 3,241,504
Average equity                                402,968           336,710        398,900        325,941

Return on assets                                 1.26%             1.56%          1.29%         1.52%
Return on equity                                11.82             15.36          12.18         15.16
Efficiency ratio                                42.96             39.82          40.99         39.03

Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $3.0 million or 13% of consolidated net income for the second quarter of 2000 compared to $2.5 million or 11% of consolidated net income for the same quarter of 1999. Total revenue increased $2.4 million or 15% to $18.9 million. Operating expenses increased $1.9 million or 17% for the same period.

Table 7  Consumer Banking
(In thousands)
                                            Three months ended June 30,      Six months ended June 30,
                                           --------------------------------- ----------------------------
                                               2000             1999          2000            1999
                                           ------------- -- -------------- --------------- --------------
Revenue(expense)  from external sources $      (2,157)   $       (1,680)   $     (3,323)    $    (2,500)
Revenue (expense) from internal sources        21,053            18,162          39,965          34,879
Total revenue                                  18,896            16,482          36,642          32,397
Operating expense                              13,143            11,266          24,760          22,635
Net income                                      3,046             2,491           6,415           5,022

Average assets                          $   1,805,687    $    1,679,251    $  1,813,121     $ 1,728,403
Average equity                                 53,537            43,612          53,134          44,611

Return on assets                                 0.68%             0.59%           0.71%          0.59%
Return on equity                                22.88             22.91           24.28          22.70
Efficiency ratio                                69.55             68.35           67.57          66.91

Mortgage Banking

Mortgage banking operations resulted in net income of $639 thousand for the second quarter of 2000 compared to net income of $265 thousand for the same quarter of 1999. Total revenue decreased $938 thousand due to gains on mortgage loans sold of $2.0 in the second quarter of 2000 compared to gains of $2.5 million in the second quarter of 1999, coupled with a $436 thousand decrease in servicing revenue. The performance shift in secondary marketing was due to higher interest rates that reduced loan origination activity.

Capitalize mortgage servicing rights totaled $112.1 million at June 30, 2000 compared to $107.0 million at June 30, 1999 and $114.1 million at December 31, 1999. At June 30, 2000, capitalized mortgage servicing rights included $10.7 million of deferred hedge losses.

Table 8  Mortgage Banking
(In thousands)
                                         Three months ended June 30,          Six months ended June 30,
                                         -------------------------------- ---------------------------------
                                            2000              1999             2000            1999
                                         ------------- -- -------------- ---------------------------------
Revenue (expense) from external sources  $  13,707      $    13,570       $      24,670    $   26,597
Revenue (expense) from internal sources     (3,176)          (2,101)             (5,585)       (4,227)
Total revenue                               10,531           11,469              19,085        22,370
Operating expense                            9,465           10,988              18,843        20,256
Net income                                     639              269                 136         1,267

Average assets                           $ 385,207      $   364,391      $      355,116    $  353,141
Average equity                              31,529           34,747              29,629        33,665

Return on assets                             0.67%             0.30%               0.08%        0.72%
Return on equity                             8.15              3.10                0.92         7.59
Efficiency ratio                            89.88             95.81               98.73        90.55


Trust Services

Trust Services, which includes institutional, investment, and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $2.5 million or 10% of consolidated net income for the second quarter of 2000. This is compared to $2.2 million or 10% of consolidated net income for the same quarter of 1999. Revenue from trust services increased $1.2 million or 10% for the quarter while operating expenses increased $624 thousand or 7%. At June 30, 2000, trust assets with an aggregate market value of $17.7 billion were subject to various fiduciary arrangements, compared to trust assets of $15.5 billion at June 30, 1999.

Table 9  Trust Services
(In thousands)
                                            Three months ended June 30,      Six months ended June 30,
                                            ------------------------------- ----------------------------
                                             2000              1999            2000             1999
                                            ----------- -- -------------- ------------------- ----------
Revenue (expense) from external sources   $  11,102     $     10,090      $   22,257       $    18,998
Revenue (expense) from internal sources       2,236            2,021           3,752             3,870
Total revenue                                13,338           12,111          26,009            22,868
Operating expense                             9,128            8,504          18,465            17,228
Net income                                    2,456            2,183           4,491             3,425

Average assets                            $ 357,184     $    346,797      $  333,270       $   333,664
Average equity                               38,303           35,086          37,860            33,332

Return on assets                               2.77%            2.52%           2.71%            2.07%
Return on equity                              25.79            25.69           23.86            20.72
Efficiency ratio                              68.44            70.22           70.99            75.34

Regional Banks

Regional Banks include Bank of Texas, Bank of Arkansas, and Bank of Albuquerque. Each of these banks provides a full range of corporate and consumer banking, trust services, treasury services and retail investments in their respective markets. Small businesses and middle market corporations are the regional banks' primary customer focus.

Regional Banks contributed $2.0 million or 8% of consolidated net income for the second quarter of 2000, compared to $1.9 million or 9% in 1999. Total revenue increased by $6.6 million to $22.9 million. Operating expenses increased by $5.1 million to $17.9 million. The growth in total revenue and operating expenses included $1.8 million and $2.4 million, respectively, from acquisitions that were completed late in the second quarter of 1999. Average equity assigned to the regional banks included both an amount based on management's assessment of risk and an additional amount based upon BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity as reflected below.

Table 10  Regional Banks
(In thousands)
                                                Three months ended June 30,         Six months ended June 30,
                                            ---------------------------------- --------------------------------
                                                 2000              1999              2000              1999
                                            -------------- -- -------------- -------------------- -------------
Revenue (expense) from external sources   $      27,094     $       17,558    $     52,064      $    32,072
Revenue (expense) from internal sources          (4,226)            (1,319)         (7,699)          (2,344)
Total revenue                                    27,045             16,289          44,365           29,728
Operating expense                                18,302             12,825          34,130           24,398
Net income                                        2,799              1,942           4,668            2,474
Tangible net income                               4,851              4,412          10,794            7,403

Average assets                            $   2,315,195     $    1,647,123    $  2,279,365      $ 1,452,620
Average equity                                  262,833            194,338         252,311          182,387

Tangible return on assets                          0.84%              1.07%           0.95%           1.03%
Tangible return on equity                          7.42               9.11            8.60            8.19
Efficiency ratio                                  80.04              78.98           76.83           82.07


INCOME TAXES

The Internal Revenue Service closed its examination of 1996 and management completed a review of various tax issues during the first quarter of 2000. As a result of these events, BOK Financial reduced its tax reserve by $3.0 million. Year to date income tax expense at June 30, 2000 was $24.0 million or 34% of pre-tax income excluding the reduction in this allowance.

Assessment of Financial Condition

The aggregate loan portfolio at June 30, 2000 totaled $4.9 billion, an increase of $222 million since March 31, 2000 and $298 million since December 31, 1999. All loan types, except multifamily real estate increased during the quarter. Most notably, energy loans increased $64 million during the quarter and comprised 13% of total loans. The energy category includes loans to oil and gas producers which totaled $461 million, loans to borrowers involved in the transportation and sale of oil and gas, and loans to borrowers that manufacture equipment and provide other services to the energy industry.

Loans to the service industry increased $35 million during the quarter and comprised 17% of total loans at June 30, 2000. Services included loans totaling $219 million to nursing and medical facilities and $76 million to the hotel industry. Agriculture included loans totaling $154 million to the cattle industry.

--------------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS
(In thousands)
                                          June 30,      March 31,      Dec. 31,      Sept. 30,      June 30,
                                           2000           2000           1999           1999          1999
                                    --------------------------------------------------------------------------
Commercial:
  Energy                             $     665,550  $     601,991   $    606,561  $     593,944  $    558,975
  Manufacturing                            389,823        368,337        378,341        360,361       323,045
  Wholesale/retail                         450,681        435,026        407,785        400,730       371,867
  Agricultural                             185,473        184,299        173,653        162,531       151,010
  Services                                 817,871        782,825        773,018        800,505       723,846
  Other commercial and industrial          323,162        310,224        325,343        206,045       190,668
Commercial real estate:
  Construction and land development        291,871        278,551        249,160        258,947       246,948
  Multifamily                              258,658        269,667        257,187        259,276       240,906
  Other real estate loans                  635,089        624,309        588,195        523,324       495,304
Residential mortgage:
  Secured by 1-4 family
    residential properties                 573,346        551,639        531,058        526,622       520,061
  Residential mortgages held for sale       55,332         42,967         57,057         58,466        79,994
Consumer                                   294,466        269,964        296,131        259,414       224,493
--------------------------------------------------------------------------------------------------------------
  Total                              $   4,941,322  $   4,719,799   $  4,643,489  $   4,410,165  $  4,127,117
--------------------------------------------------------------------------------------------------------------

While BOK Financial continues to increase geographic diversification through expansion into the Dallas, Texas and Albuquerque, New Mexico areas, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Approximately 73% of the loan portfolio is attributed to Oklahoma and approximately 18% of the loan portfolio is attributed to Texas. Approximately 61% of commercial real estate loans were secured by property in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 22% of commercial real estate loans was secured by property in Texas. The major components of other commercial real estate loans were office buildings, $210 million and retail facilities, $198 million.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $79 million at June 30, 2000, $78 million at March 31, 2000, and $73 million at June 30, 1999. This represents 1.63%, 1.66% and 1.80% of total loans, excluding loans held for sale, at June 30, 2000, March 31, 2000, and June 30, 1999, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                 Three Months Ended
                                   ---------------------------------------------------------------------------
                                        June 30,       March 31,      Dec. 31,      Sept. 30,     June 30,
                                         2000            2000           1999          1999          1999
                                   ---------------------------------------------------------------------------
Beginning balance                   $      77,828  $      76,234   $      75,186  $    72,732    $   68,994
 Loans charged-off:
  Commercial                                1,165            845             641           71         1,420
  Commercial real estate                      311            250               -            -             -
  Residential mortgage                         62             21             546           20            37
  Consumer                                  1,329          1,148             820        1,237         1,339
--------------------------------------------------------------------------------------------------------------
  Total                                     2,867          2,264           2,007        1,328         2,796
--------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 348            261             308          830         1,839
   Commercial real estate                      39            265              39          208             4
   Residential mortgage                         3            134              14            2             1
   Consumer                                   520            559             439          600           627
--------------------------------------------------------------------------------------------------------------
    Total                                     910          1,219             800        1,640         2,471
--------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)          1,957          1,045           1,207         (312)          325
Provision for loan losses                   3,534          2,639           2,255        2,142         2,538
Additions due to acquisitions                   -              -               -            -         1,525
--------------------------------------------------------------------------------------------------------------
Ending balance                      $      79,405  $      77,828   $      76,234  $    75,186    $   72,732
--------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                           1.63%        1.66%           1.66%         1.73%        1.80%
 Net loan losses (annualized)
  to average loans (1)                       0.16         0.09            0.11         (0.03)        0.03
--------------------------------------------------------------------------------------------------------------
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.


The adequacy of the reserve for loan losses is assessed by management based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon a statistical migration analysis for each category of loans, and unallocated reserves that are based upon an analysis of current economic conditions, loan concentrations, portfolio growth, and other relevant factors. An independent Credit Administration department is responsible for performing this evaluation for all of BOK Financial's subsidiaries to ensure that the methodology is applied consistently.

All significant criticized loans are reviewed quarterly with written documentation. Specific reserves for impairment are determined in accordance with accounting principles generally accepted in the United States and appropriate regulatory standards. At June 30, 2000, specific impairment reserves totaled $2.8 million on loans that totaled $15 million.

The adequacy of the general loan loss reserve is determined primarily through an internally developed migration analysis model. Management uses an eight-quarter aggregate accumulation of net loan losses as the basis for this model. Greater emphasis is placed on net losses in the more recent periods. This model is used to assign general loan loss reserves to commercial loans and capital leases, residential loans, and consumer loans. All loans, capital leases, and letters of credit are allocated a migration factor by this model. Management can override the general allocation only by utilizing a specific allocation that is greater than the general allocation.

A nonspecific reserve for loan losses is maintained for risks beyond those factors specified to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At June 30, 2000, the loss potential for the more significant factors was:

Concentration of large loans - $2.1 million to $4.1 million Loan portfolio growth and expansion into new markets -  $2.3 million to $4.6 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. These provisions were $3.5 million for the second quarter of 2000, compared to $2.5 million for the second quarter of 1999.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $29 million at June 30, 2000, $23 million at March 31, 2000 and $25 million at June 30,1999, is presented in Table 13. Nonperforming loans included nonaccrual loans and renegotiated loans and excluded loans 90 days or more past due but still accruing. The increase in nonaccrual commercial loans during the second quarter is primarily due to the bankruptcy of one borrower.

---------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)
                                                   June 30,      March 31,    Dec. 31,   Sept. 30,   June 30,
                                                     2000          2000        1999        1999       1999
                                               ----------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    21,445   $    13,448   $   12,686  $  12,088   $ 13,754
   Commercial real estate                               823         1,629        2,046      1,796      2,824
   Residential mortgage                               2,410         2,555        3,383         44        699
   Consumer                                             709           970        1,350      3,938      3,198
---------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           25,387        18,602       19,465     17,866     20,475
Renegotiated loans                                       89             -            -          -          -
---------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         25,476        18,602       19,465     17,866     20,475
Other nonperforming assets                            3,805         3,972        3,478      4,447      4,450
---------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    29,281   $    22,574   $   22,943  $  22,313   $ 24,925
---------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               311.69%       418.39%      391.65%    420.83%    355.22%
 Nonperforming loans to
  period-end loans (2)                                0.52          0.40         0.42       0.41       0.51
---------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     9,828   $     9,704    $   11,336 $   12,757  $  11,082
---------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed   $     7,363   $     7,623   $    8,538  $   7,712  $   7,958
     by agencies of the U.S. Government
    Excludes residential mortgages guaranteed
     by agencies of the U.S. Government in            6,817         8,102        8,310      8,159      7,487
     foreclosure.
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. These loans are assigned to risk categories in order to focus management's attention on the loans with higher risk of loss. At June 30, 2000, loans totaling $86 million were assigned to the substandard risk category and loans totaling $42 million were assigned to the special mention risk category. This is compared to $71 million of loans classified as substandard and $51 million of loans classified as special mention at March 31, 2000, and loans that totaled $79 million and $54 million classified as substandard and special mention, respectively, at June 30, 1999.

LEASING

BOK Financial expanded its equipment leasing activities during the first quarter of 2000. Other assets included $24 million of equipment held for various operating leases at June 30, 2000, compared to $14 million at December 31, 1999. These activities include a much greater range of equipment financing than the natural gas compressors that were the focus of BOK Financial's previous leasing activities and introduce unique credit, collateral valuation, and transaction structure risk to the company.

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on its portfolio of assets held for purposes other than trading and trading assets. The effect of other changes, such as foreign exchange rates, commodity prices or equity prices, is not material to BOK Financial. The responsibility for managing market risk rests with the Asset/Liability Committee which operates under policy guidelines which have been established by the Board of Directors. The negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates is limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets, and public and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and on two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing and the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At December 31, 2000 and 1999, this modeling indicated interest rate sensitivity as follows:

Table 14 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                      200 bp Increase          200 bp Decrease             Most Likely
                                 ---------------------------------------------------  -------------------
                                     2000       1999       2000          1999          2000        1999
                                 ------------- ---------- ---------- -------------- ----------- ---------
Anticipated impact over the next twelve months:
   Net interest revenue            $ 1,245  $ (2,061)     $   (609)     $ 1,647     $   486    $(1,136)
                                       0.4%     (0.8)%        (0.2)%        0.6%        0.2%      (0.4)%
--------------------------------------------- ----------------------- ----------- ----------- -----------
   Net income                       $  778  $ (1,278)     $   (380)     $ 1,021     $   304    $(  704)
                                       0.8%     (1.4)%        (0.4)%        1.1%        0.3%      (0.7)%
--------------------------------------------- ----------------------- ----------- ----------- -----------
   Economic value of equity       $(25,019) $(68,450)     $(43,938)    $ 38,587     $ 5,926     $1,869
                                      (2.1)%    (7.2)%        (3.7)%        4.0%        0.5%       0.2%
--------------------------------------------- ----------------------- ----------- ------------ ----------

The estimated changes in interest rates on net interest revenue, net income, and economic value of equity is not projected to be significant within the +/- 200 basis point range of assumptions.

BOK Financial hedges its portfolio of mortgage servicing rights by acquiring mortgage-backed and principal only securities whenever the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. Management may sell these securities to recognize gains when necessary to offset losses on the mortgage servicing rights. At June 30, 2000, securities with a fair value of $61 million and an aggregate unrealized gain of $73 thousand were held for this program. The interest rate sensitivity of the mortgage servicing portfolio and securities held as hedges is modeled over a range of +/- 50 basis points. At June 30, 2000, the pre-tax results of this modeling are:

                                    50 bp increase       50 bp decrease
                                   -----------------    ------------------
Anticipated change in:
   Mortgage servicing rights           $  3,898             $  (5,727)
   Hedging instruments                   (1,887)                2,066
                                   -----------------    ------------------
   Net                                 $  2,011             $  (3,661)
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

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to match interest received or paid on certain long-term, fixed rate loans, certificates of deposit and subordinated debt with other variable rate assets and liabilities. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. During the second quarter of 2000 income from these swaps exceeded the cost of the swaps by $497 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------
TABLE 15 - INTEREST
RATE SWAPS
(In thousands)

                   Notional           Pay               Receive          Fair
                    Amount            Rate               Rate           Value
                   -------------------------------------------------------------
Expiration:
  2001                4,324           5.03             6.64 (1)             69
  2002              211,660      6.21 - 7.0 (1)     6.64 - 6.94 (1)     (1,845)
  2003               87,081     4.82 - 6.77 (1)     6.64 - 7.91 (1)      1,120
  2004               83,604     5.65 - 6.77 (1)     6.64 - 7.36 (1)        976
  2005                8,383       5.08 - 5.21          6.64 (1)          1,213
  2006               16,500           7.26             6.77 (1)            345
  2007              194,675       5.23 - 7.48       6.64 - 6.80 (1)       (654)
  2008               51,285       5.15 - 6.63          6.64 (1)          2,132
  2009               82,732       5.22 - 6.47         6.12 - 6.85        3,202
  2010               22,750       7.01 - 7.41          6.64 (1)            (90)
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.


Trading Activities

BOK Financial enters into trading account activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations, and other financial institutions. BOK Financial may also take trading positions in U.S. Treasury securities, mortgage-backed securities, municipal bonds, and financial futures for its own account through BOk and BOSC, Inc.. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.
Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million, the VAR to $6.5 million. At June 30, 2000, the nominal aggregate trading positions was $6.2 million, the VAR was $129 thousand.

--------------------------------------------------------------------------------
TABLE 16 - CAPITAL RATIOS
                              June 30,   March 31,  Dec. 31, Sept. 30,  June 30,
                                2000        2000      1999     1999       1999
                             ---------------------------------------------------
Average shareholders' equity
  to average assets             6.79%       6.71%     6.80%     6.72%      7.36%
Risk-based capital:
  Tier 1 capital                7.80        7.45      7.27      7.09       7.09
  Total capital                11.15       10.80     10.72     10.67      10.89
Leverage                        6.23        6.06      5.92      5.64       5.47

NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date for FAS 133 has been deferred until fiscal years beginning after June 15, 2000. BOK Financial expects to adopt FAS 133 effective January 1, 2001. FAS 133 will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that do not qualify for special hedge accounting must be adjusted to fair value through income. Accounting for changes in fair value of derivatives that qualify for special hedge accounting depends on the nature of the hedge. Changes in the fair value of derivatives that qualify for hedge accounting will either be offset against changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

BOK Financial is currently analyzing the effect of FAS 133 on derivatives used as part of its asset / liability management programs. Although the full effect of FAS 133 on earnings and financial position has not yet been determined, it appears that its adoption may result in an increase in earnings volatility.

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

REPORT OF MANAGEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition, results of operations and cash flows of BOK Financial and its subsidiaries at the dates and for the periods presented.

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 1999 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

------------------------------------------------ ------------- --- ---------- -- ------------- --- ------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                 --------------------------   ---------------------------
                                                     2000           1999          2000           1999
                                                 -------------- -----------   -------------- ------------
Interest Revenue
Loans                                         $   109,198    $    77,116   $     210,236  $     149,648
Taxable securities                                 42,737         35,841          83,013         68,784
Tax-exempt securities                               3,384          3,728           6,351          7,714
------------------------------------------------ -------------- ------------- -------------- ------------
   Total securities                                46,121         39,569          89,364         76,498
------------------------------------------------ -------------- ------------- -------------- ------------
Trading securities                                    315            812             675          1,508
Funds sold                                            680            759           1,383          1,172
------------------------------------------------ -------------- ------------- -------------- ------------
   Total interest revenue                         156,314        118,256         301,658        228,826
------------------------------------------------ -------------- ------------- -------------- ------------
Interest Expense
Deposits                                           48,798         34,420          94,834         68,859
Other borrowings                                   37,094         25,000          70,210         46,799
Subordinated debenture                              2,552          2,253           5,066          4,574
------------------------------------------------ -------------- ------------- -------------- ------------
   Total interest expense                          88,444         61,673         170,110        120,232
------------------------------------------------ -------------- ------------- -------------- ------------
Net Interest Revenue                               67,870         56,583         131,548        108,594
Provision for Loan Losses                           3,534          2,538           6,173          5,968
------------------------------------------------ -------------- ------------- -------------- ------------
Net Interest Revenue After
   Provision for Loan Losses                       64,336         54,045         125,375        102,626
------------------------------------------------ -------------- ------------- -------------- ------------
Other Operating Revenue
Brokerage and trading revenue                       4,219          3,779           8,645          8,215
Transaction card revenue                            9,331          7,986          17,951         15,583
Trust fees and commissions                          9,743          8,874          19,266         16,643
Service charges and fees on deposit accounts       10,736         10,073          20,991         19,526
Mortgage banking revenue, net                       9,427          9,877          17,261         19,169
Leasing revenue                                     1,192            817           1,936          2,685
Other revenue                                       3,344          4,659           8,317          9,744
------------------------------------------------ -------------- ------------- -------------- ------------
Total fees and commissions revenue                 47,992         46,065          94,367         91,565
------------------------------------------------ -------------- ------------- -------------- ------------
Gain on sale of student loans                          38             16             471            545
Gain on loan securitization                             -              -               -            270
Gain on sale of other assets                            -          3,638               -          4,530
Securities gains (losses), net                       (682)          (288)           (699)           (14)
------------------------------------------------ -------------- ------------- -------------- ------------
Total other operating revenue                      47,348         49,431          94,139         96,896
------------------------------------------------ -------------- ------------- -------------- ------------
Other Operating Expense
Personnel                                          35,789         34,047          73,078         65,947
Business promotion                                  2,148          2,410           4,483          4,908
Professional fees and services                      2,161          2,780           4,479          4,681
Net occupancy, equipment & data processing         16,244         13,657          32,141         26,765
FDIC and other insurance                              387            369             767            695
Printing, postage and supplies                      3,095          3,019           5,906          5,835
Net gains and operating expenses of
   repossessed assets                                (118)          (132)           (701)        (1,428)
Amortization of intangible assets                   4,016          3,667           8,094          6,915
Mortgage banking costs                              5,540          6,787          10,977         12,091
Other expense                                       5,655          4,074          10,309          9,095
------------------------------------------------ -------------- ------------- -------------- ------------
Total Other Operating Expense                      74,917         70,678         149,533        135,504
------------------------------------------------ -------------- ------------- -------------- ------------
Income Before Taxes                                36,767         32,798          69,981         64,018
Federal and state income tax                       12,573         10,742          20,974         20,725
------------------------------------------------ -------------- ------------- -------------- ------------
Net Income                                    $    24,194    $    22,056   $      49,007  $      43,293
------------------------------------------------ -------------- ------------- -------------- ------------
Earnings Per Share:
Net Income
   Basic                                      $      0.48    $      0.44   $       0.98   $       0.87
------------------------------------------------ -------------- ------------- -------------- ------------
   Diluted                                    $      0.44    $      0.39   $       0.88   $       0.78
------------------------------------------------ -------------- ------------- -------------- ------------
Average Shares Used in Computation:
   Basic                                       49,125,252     48,973,613      49,129,149    48,946,008
---------------------------------------------------------------------------------------------------------
   Diluted                                     55,584,091     55,869,573      55,595,589    55,819,223
---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                            June 30,       December 31,      June 30,
                                                              2000             1999            1999
                                                            ------------------------------------------
ASSETS
Cash and due from banks                                  $    438,921    $    397,895    $   457,142
Funds sold                                                    112,636          28,960         45,440
Trading securities                                             20,051          14,452         52,450
Securities:
  Available for sale                                        2,547,066       2,588,704      2,634,253
  Investment (fair value:  June 30, 2000 - $226,248;
    December 31, 1999 -$211,624;
    June 30, 1999 - $221,649)                                 227,449         213,180        222,895
------------------------------------------------------------------------------------------------------
    Total securities                                        2,774,515       2,801,884      2,857,148
------------------------------------------------------------------------------------------------------
Loans                                                       4,941,322       4,643,489      4,127,117
Less reserve for loan losses                                   79,405          76,234         72,732
------------------------------------------------------------------------------------------------------
  Net loans                                                 4,861,917       4,567,255      4,054,385
------------------------------------------------------------------------------------------------------
Premises and equipment, net                                   125,492         119,239        110,707
Accrued revenue receivable                                     68,258          67,640         65,921
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: June 30, 2000 - $73,386;
  December 31, 1999 - $65,292;
  June 30, 1999 - $56,384)                                    116,918         125,011        135,005
Mortgage servicing rights                                     112,091         114,134        107,011
Real estate and other repossessed assets                        3,805           3,478          4,450
Bankers' acceptances                                           58,617          30,161          1,136
Other assets                                                  126,002         103,888        101,625
------------------------------------------------------------------------------------------------------
Total assets                                             $  8,819,223    $  8,373,997    $ 7,992,420
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                      $  1,119,690    $  1,020,996    $ 1,144,211
Interest-bearing deposits:
  Transaction                                               1,840,828       1,866,499      1,803,225
  Savings                                                     155,263         155,839        173,853
  Time                                                      2,485,127       2,219,850      1,896,578
------------------------------------------------------------------------------------------------------
    Total deposits                                          5,600,908       5,263,184      5,017,867
------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                1,448,879       1,345,683      1,304,896
Other borrowings                                              877,512         938,020        894,017
Subordinated debenture                                        148,727         148,642        148,551
Accrued interest, taxes and expense                            59,363          62,431         53,146
Bankers' acceptances                                           58,617          30,161          1,136
Other liabilities                                              19,352          28,712         42,901
------------------------------------------------------------------------------------------------------
    Total liabilities                                       8,213,358       7,816,833      7,462,514
------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                    25              25             25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  June 30, 2000 - 49,479,553;  December 31, 1999
  -  49,382,262; June 30, 1999 - 47,655,870)                        3               3              3
Capital surplus                                               276,005         274,980        237,740
Retained earnings                                             381,007         332,751        318,174
Notes receivable from exercise of stock options                                                    -
Treasury stock (shares at cost: June 30, 2000 - 378,579;
  December 31, 1999 - 316,325;  June 30, 1999 - 110,441)       (8,109)         (7,018)        (2,580)
Accumulated other comprehensive loss                          (43,066)        (43,577)       (23,456)
------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                605,865         557,164        529,906
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $  8,819,223    $  8,373,997    $ 7,992,420
------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands)
                                                             Accumulated
                                                                Other
                        Preferred   Stock    Common   Stock Comprehensive  Capital Retained  Treasury   Stock
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares   Amount      Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 1998     250,000   $   25    48,112   $    3     $12,297  $236,726  $278,365      749  $ (2,623)   $524,793
Comprehensive income:
  Net income                  -        -         -        -         -         -      43,293       -        -       43,293
   Other
Comprehensive
 income, net of
 tax:
  Unrealized gains(loss)
  on securities available
  for sale (1)                -        -         -        -   (35,753)        -           -       -        -      (35,753)
                                                                                                               -----------
    Comprehensive income                                                                                            7,540
                                                                                                               -----------
Exercise of stock options     -        -       221        -         -     1,778           -      81   (1,909)        (131)
Issuance of common
  stock to Thrift Plan        -        -        17        -         -       405           -      (1)      33          438
Common stock dividend         -        -         -        -         -         -      (2,734)      -        -       (2,734)
Preferred dividend
paid in shares of
  common stock                -        -        25        -         -       750        (750)      -        -            -
Director retainer shares      -        -         6        -         -       143           -       -        -          143
Cancel treasury stock                         (725)                      (2,062)               (725)   2,062            -
Treasury stock purchase       -        -         -        -         -         -           -       6     (143)        (143)
---------------------------------------------------------------------------------------------------------------------------
Balance at
  June 30, 1999         250,000   $    25   47,656   $    3  $(23,456) $237,740    $318,174     110  $(2,580)   $ 529,906
---------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1999     250,000   $    25   49,382   $    3   $(43,577)$274,980    $332,751     316   $ (7,018)  $557,164
Comprehensive income:
   Net income                 -         -        -        -          -        -      49,007       -        -       49,007
   Other Comprehensive
   income, net of tax:
    Unrealized gains(loss)
     on securities available
     for sale(1)              -         -        -        -        511        -                   -        -          511
                                                                                                               -----------
    Comprehensive income                                                                                           49,518
                                                                                                               -----------
Exercise of stock options     -         -       68        -          -      594           -      27       (546)        48
Preferred dividends paid in
  shares of common stock      -         -       17        -          -      371        (750)    (18)       379          -
Common stock dividend         -         -        9        -          -        -          (1)      -          -         (1)
Director retainer             -         -        4        -          -       60           -      (5)        98        158
shares
Treasury stock purchase       -         -        -        -          -        -           -      58     (1,022)    (1,022)
---------------------------------------------------------------------------------------------------------------------------
Balances at
  June 30, 2000         250,000   $    25   49,480   $    3   $(43,066)$276,005    $381,007     378    $(8,109)   $605,865
---------------------------------------------------------------------------------------------------------------------------

(1)                                          June 30, 1999   June 30, 1998
                                             -------------   -------------
Reclassification adjustments:
  Unrealized losses on available for
    sale securities                            $ (13)        $  (35,763)
  Less:  reclassification adjustment for
    gains realized included in net income,
    net of tax                                   (524)              (10)
                                             -----------------------------
Net unrealized losses on securities            $  511        $  (35,753)
                                             -----------------------------

--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                 Six Months Ended June 30,
                                                             -------------------------------
                                                                  2000               1999
                                                             -------------------------------
Cash Flow From Operating Activities:
Net income                                                    $   49,007      $     43,293
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                        6,173             5,968
  Depreciation and amortization                                   25,456            21,094
  Tax reserve reversal                                            (3,000)                -
  Net amortization of  security discounts and premiums            (1,649)              856
  Net gain on sale of assets                                      (3,231)          (11,569)
  Mortgage loans originated for resale                          (242,956)         (399,019)
  Proceeds from sale of mortgage loans held for resale           303,862           423,840
  Change in trading securities                                    (5,318)           (3,264)
  Change in accrued revenue receivable                            40,870             1,740
  Change in other assets                                         (30,358)          (44,438)
  Change in accrued interest, taxes and expense                     (967)           16,797
  Change in other liabilities                                     24,937            20,497
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                        162,826            75,795
--------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities               27,419            38,395
  Proceeds from maturities of available for sale securities      177,467           416,173
  Purchases of investment securities                             (41,945)          (33,633)
  Purchases of available for sale securities                    (542,081)       (1,686,823)
  Proceeds from sales of available for sale securities           393,405         1,052,992
  Proceeds from sales of investment securities                       175                 -
  Loans originated or acquired net or principal collected       (443,726)         (505,498)
  Proceeds from disposition of assets                             44,201           184,199
  Purchases of assets                                            (32,634)          (60,152)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                             -            26,019
--------------------------------------------------------------------------------------------
  Net cash used by investing activities                         (417,719)         (568,328)
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts         72,447            57,420
  Net change in certificates of deposit                          265,277            (1,570)
  Net change in other borrowings                                  42,688           469,643
  Purchase of treasury stock                                      (1,022)             (143)
  Common stock dividend                                                -            (2,733)
  Preferred stock dividend                                            (1)               (1)
  Issuance of preferred, common and treasury stock, net              206             1,074
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                        379,595           523,690
--------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                          124,702            31,157
Cash and cash equivalents at beginning of period                 426,855           471,425
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  551,557      $    502,582
--------------------------------------------------------------------------------------------
Cash paid for interest                                        $    168,170      $    118,235
--------------------------------------------------------------------------------------------
Cash paid for taxes                                           $     28,353      $     17,100
--------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                          $      1,214      $        797
--------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock          $        750      $        750
--------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation conform to accounting principles generally accepted in the United States and generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Texas, N.A. and BOSC, Inc. Certain prior period balances have been reclassified to conform with the current period presentation.

(2) MORTGAGE BANKING ACTIVITIES

At June 30, 2000, BOk owned the rights to service 93,861 mortgage loans with outstanding principal balances of $6.9 billion, including $129.7 million serviced for BOk. The weighted average interest rate and remaining term was 7.46% and 271 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 2000 is as follows:

                                                 Capitalized Mortgage Servicing Rights
                           ------------------------------------------------------------------------------
                                                                    Valuation       Hedging
                             Purchased    Originated     Total      Allowance    (Gain)/Loss       Net
                           --------------------------- ---------------------------------------- ---------
Balance at
    December 31, 1999      $    74,912   $   28,815   $ 103,727   $       -    $    10,407   $   114,134
Additions                          560        3,784       4,344           -              -         4,344
Amortization expense            (5,062)      (1,636)     (6,698)          -           (732)       (7,430)
Realized hedge losses                                                     -          4,389         4,389
Unrealized hedge losses                                                   -         (3,346)       (3,346)
----------------------------- ---------- - ---------- ----------- --------------- ---------- -- ---------
Balance at  June 30, 2000  $    70,410   $   30,963   $ 101,373   $       -    $    10,718   $   112,091
----------------------------- ---------- - ---------- ----------- --------------- ---------- -- ---------
Estimated fair value of
    mortgage servicing
    rights (1)             $    83,340   $   43,604   $ 126,944                              $   126,944
----------------------------- ---------- - ---------- ----------- --------------- ---------- -- ---------
(1) Excludes  approximately  $8.5 million of loan  servicing  rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at June 30, 2000 follows (in thousands):

                                             < 6.50%   6.50% - 7.49%   7.50% - 8.49%    => 8.50%    Total
                                           --------------------------- -------------- ----------- ----------
Cost less accumulated amortization         $   8,883    $    58,876   $    30,651    $   2,963   $  101,373
Deferred hedge losses                              -          8,497         2,221            -       10,718
------------------------------------------ --------------------------- -------------- ----------- ----------
Adjusted cost                                  8,883         67,373        32,872        2,963      112,091
Fair value                                    10,789         71,820        38,558        5,777      126,944
------------------------------------------ --------------------------- -------------- ----------- ----------
Impairment                                 $       -    $         -   $         -    $       -   $        -
------------------------------------------ --------------------------- -------------- ----------- ----------
Outstanding principal of loans serviced(1) $ 596,000    $ 3,617,200   $ 1,863,500    $ 279,500   $6,356,200
------------------------------------------ --------------------------- -------------- ----------- ----------
(1)  Excludes  outstanding  principal of $457.4  million for loans  serviced for which there is no capitalized mortgage servicing rights.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Six Months Ended June 30,
                                           -------------------------------
                                               2000               1999
                                           --------------     ------------
Proceeds                                $      357,105     $    1,052,992
Gross realized gains                               187              3,134
Gross realized losses                              886              3,148
Related federal and state income
   tax benefit                                    (175)                (4)


(4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                              Three Months Ended          Six Months Ended
                                                          --------------------------- --------------------------
                                                            June 30,     June 30,       June 30,     June 30,
                                                              2000         1999           2000         1999
                                                          --------------------------- --------------------------
Numerator:
   Net income                                              $   24,194  $    22,056     $   49,007  $    43,293
   Preferred stock dividends                                      375          375            750          750
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            23,819       21,681         48,257       42,543
----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375            750          750
----------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available to common stockholders after assumed conversion  $   24,194  $    22,056      $  49,007    $  43,293
----------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                        49,125,252   48,973,613     49,129,149   48,946,008
   Effect of dilutive securities:
     Employee stock options (1)                               309,474      746,595        317,075      723,850
     Convertible preferred stock                            6,149,365    6,149,365      6,149,365    6,149,365
----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            6,458,839    6,895,960      6,466,440    6,873,215
----------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         55,584,091   55,869,573     55,595,589   55,819,223
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $     0.48  $      0.44      $    0.98    $    0.87
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                 $     0.44  $      0.39      $    0.88    $    0.78
----------------------------------------------------------------------------------------------------------------
(1)Excludes employee stock options with exercise
     price greater than current market price                  215,520            -        198,638            -
----------------------------------------------------------------------------------------------------------------

(5)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2000 is as follows:

                                                               Other              Other
                                          Net Interest       Operating          Operating          Average
                                             Revenue         Revenue(1)          Expense           Assets
                                          -------------- -- ------------- --- -------------- -- -------------
Total reportable lines of business     $      123,874    $       70,006    $      123,932    $    8,536,116
Total non-reportable lines of business            247            23,902            18,619            28,227
Unallocated items:
   Tax-equivalent adjustment                    3,850                 -                 -                 -
   Funds management                            13,761               603             6,099           187,778
   Eliminations and all others, net           (10,184)              327               883          (264,117)
                                          -------------- -- ------------- --- -------------- -- -------------
BOK Financial consolidated             $      131,548    $       94,838    $      149,533    $    8,488,004
                                          ============== == ============= === ============== == ============+
(1)  Excludes securities gains/losses.

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 1999 is as follows:

                                                               Other              Other
                                          Net Interest       Operating          Operating          Average
                                             Revenue         Revenue(1)          Expense           Assets
                                          -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business     $       98,906    $        73,405   $        109,875  $      7,109,332
Total non-reportable lines of business            832             21,880             16,874            67,074
Unallocated items:
   Tax-equivalent adjustment                    4,562                  -                  -                 -
   Funds management                            14,579                469              6,560           108,967
   Eliminations and all others, net           (10,285)             1,156              2,195          (75,646)
                                          -------------- -- ------------- --- -------------- -- --------------
BOK Financial consolidated             $      108,594    $        96,910   $        135,504  $      7,209,727
                                          ============== == ============= === ============== == ==============
(1)  Excludes securities gains/losses.


(6)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

------------------------------------------------------------------------------------------------------------------------------------
SIX MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                          For Six months ended
                                          ------------------------------------------------------------------------------------
                                                        June 30, 2000                                June 30, 1999
                                          -----------------------------------------        -----------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities                      $  2,586,403   $    83,013       6.45%       $  2,309,820  $    68,785      6.01%
  Tax-exempt securities                        264,114         9,713       7.40             309,554       11,910      7.76
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         2,850,517        92,726       6.54           2,619,374       80,695      6.21
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            13,577           675      10.00              52,536        1,508      5.79
  Funds sold                                    46,257         1,383       6.01              49,158        1,172      4.81
  Loans(2)                                   4,723,484       210,724       8.97           3,720,156      150,013      8.13
     Less reserve for loan losses               78,655                                       69,208
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      4,644,829       210,724       9.12           3,650,948      150,013      8.29
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(2)                  7,555,180       305,508       8.13           6,372,016      233,388      7.39
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        932,824                                      837,711
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  8,488,004                                 $  7,209,727
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $  1,865,912        25,689       2.77%       $  1,560,037       21,593      2.79%
  Savings deposits                             156,109         1,330       1.71             159,274        1,471      1.86
  Other time deposits                        2,398,052        67,815       5.69           1,838,665       45,795      5.02
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        4,420,073        94,834       4.31           3,557,976       68,859      3.90
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                           2,267,335        70,210       6.23           1,848,445       46,799      5.11
  Subordinated debenture                       148,684         5,066       6.85             147,613        4,574      6.25
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities(2)   6,836,092       170,110       5.00           5,554,034      120,232      4.37
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                              971,988                                    1,025,496
  Other liabilities                            106,845                                       91,531
  Shareholders' equity                         573,079                                      538,666
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders'
     equity                               $  8,488,004                                 $  7,209,727
------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest                               135,398       3.13%                         113,156      3.02%
Revenue(1)(3)
  Tax-Equivalent Net Interest Revenue
     To Earning Assets                                                     3.60                                       3.58
     Less tax-equivalent adjustment                            3,850                                       4,562
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         131,548                                     108,594
Provision for loan losses                                      6,173                                       5,968
Other operating revenue                                       94,139                                      96,896
Other operating expense                                      149,533                                     135,504
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           69,981                                      64,018
Federal and state income tax                                  20,974                                      20,725
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    49,007                                 $    43,293
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $       0.98                                $      0.87
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $       0.88                                $      0.78
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2000                               March 31, 2000
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   2,625,306   $    42,738       6.55%    $    2,547,499  $    40,275       6.36%
  Tax-exempt securities                         267,320         5,111       7.69            260,593        4,602       7.10
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          2,892,626        47,849       6.65          2,808,092       44,877       6.43
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             12,562           315      10.09             14,593          360       9.92
  Funds sold                                     44,731           680       6.11             47,782          703       5.92
  Loans(2)                                    4,796,948       109,453       9.18          4,650,020      101,271       8.76
    Less reserve for loan losses                 79,503                                      77,808
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       4,717,445       109,453       9.33          4,572,212      101,271       8.91
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      7,667,364       158,297       8.30          7,442,679      147,211       7.96
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         942,817                                     925,477
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $   8,610,181                              $    8,368,156
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   1,875,180        12,888       2.76%    $    1,856,644       12,801       2.77%
  Savings deposits                              156,369           658       1.69            155,848          672       1.73
  Other time deposits                         2,431,978        35,252       5.83          2,364,126       32,563       5.54
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          4,463,527        48,798       4.40          4,376,618       46,036       4.23
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,318,426        37,094       6.44          2,216,244       33,116       6.01
  Subordinated debenture                        148,705         2,552       6.90            148,663        2,514       6.80
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       6,930,658        88,444       5.13          6,741,525       81,666       4.87
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               989,716                                     954,307
  Other liabilities                             105,086                                     111,079
  Shareholders' equity                          584,721                                     561,245
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    Equity                                $   8,610,181                              $    8,368,156
-----------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue                         69,853        3.17%                         65,545        3.08%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets                                                      3.66                                       3.54
   Less tax-equivalent adjustment                               1,983                                      1,867
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           67,870                                     63,678
Provision for loan losses                                       3,534                                      2,639
Other operating revenue                                        47,348                                     46,791
Other operating expense                                        74,917                                     74,616
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            36,767                                     33,214
Federal and state income tax                                   12,573                                      8,401
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    24,194                                $    24,813
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.48                                $      0.50
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.44                                $      0.45
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

-------------------------------------------------------------------------------------------------------------------------

                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 1999                      September 30, 1999                        June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $  2,453,800   $    38,381       6.21%  $    2,456,120  $    37,735       6.10% $    2,418,685 $    35,841      5.94%
       259,760         4,656       7.11          275,749        5,219       7.51         295,095       5,742      7.80
-------------------------------------------------------------------------------------------------------------------------
     2,713,560        43,037       6.29        2,731,869       42,954       6.24       2,713,780      41,583      6.15
-------------------------------------------------------------------------------------------------------------------------
        17,845           390       8.67           27,606          393       5.65          50,190         812      6.49
        37,650           552       5.82           37,558          495       5.23          63,353         759      4.81
     4,480,283        97,563       8.64        4,256,430       89,882       8.38       3,822,018      77,330      8.12
        76,166                                    74,539                                  70,968
-------------------------------------------------------------------------------------------------------------------------
     4,404,117        97,563       8.79        4,181,891       89,882       8.53       3,751,050      77,330      8.27
-------------------------------------------------------------------------------------------------------------------------
     7,173,172       141,542       7.83        6,978,924      133,724       7.60       6,578,373     120,484      7.35
-------------------------------------------------------------------------------------------------------------------------
       963,257                                   890,977                                 831,059
-------------------------------------------------------------------------------------------------------------------------
  $  8,136,429                            $    7,869,901                          $    7,409,432
-------------------------------------------------------------------------------------------------------------------------


  $  1,885,730        12,639       2.66%  $    1,858,386       12,278       2.62% $    1,655,457      11,035      2.67%
       159,442           721       1.79          167,875          779       1.84         162,874         742      1.83
     2,206,956        29,109       5.23        2,046,295       26,236       5.09       1,822,915      22,643      4.98
-------------------------------------------------------------------------------------------------------------------------
     4,252,128        42,469       3.96        4,072,556       39,293       3.83       3,641,246      34,420      3.79
-------------------------------------------------------------------------------------------------------------------------
     2,071,787        29,715       5.69        2,065,207       27,681       5.32       1,978,349      25,000      5.07
       148,620         2,387       6.37          148,576        2,373       6.34         148,275       2,253      6.09
-------------------------------------------------------------------------------------------------------------------------
     6,472,535        74,571       4.57        6,286,339       69,347       4.38       5,767,870      61,673      4.29
-------------------------------------------------------------------------------------------------------------------------
       977,825                                   969,289                               1,008,502
       132,646                                    77,574                                  89,319
       553,423                                   536,699                                 543,741
-------------------------------------------------------------------------------------------------------------------------
  $  8,136,429                            $    7,869,901                          $    7,409,432
-------------------------------------------------------------------------------------------------------------------------
                       66,971      3.26%                       64,377       3.22%                     58,811      3.06%
                                              3.05

                                   3.70                                     3.66                                  3.59
                       1,828                                    1,990                                  2,228
-------------------------------------------------------------------------------------------------------------------------
                      65,143                                   62,387                                 56,583
                       2,255                                    2,142                                  2,538
                      46,721                                   44,835                                 49,431
                      74,257                                   70,755                                 70,678
-------------------------------------------------------------------------------------------------------------------------
                      35,352                                   34,325                                 32,798
                      12,155                                   11,589                                 10,742
-------------------------------------------------------------------------------------------------------------------------
                 $    23,197                              $    22,736                            $    22,056
-------------------------------------------------------------------------------------------------------------------------

                 $      0.46                              $      0.46                            $      0.44
-------------------------------------------------------------------------------------------------------------------------
                 $      0.42                              $      0.41                            $      0.39
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K (A) Exhibits:

               No. 27.0   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BOK FINANCIAL CORPORATION
                                            (Registrant)

Date:   August 14, 2000                     /s/ Steven E. Nell
        -------------------                 ------------------
                                            Steven E. Nell
                                            Senior Vice President and
                                             Corporate Controller

                                            /s/ John C. Morrow
                                            -------------------
                                            John C. Morrow
                                            Senior Vice President and Director
                                            of Financial Accounting & Reporting