Form 10-Q
period 2000-09-30
BOK FINANCIAL CORP ET AL
filed 2000-11-14
CIK 875357

As filed with the Securities and Exchange Commission on November 14, 2000
--------------------------------------------------------------------------------




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,142,400 shares of common stock ($.00006 par value) as of October 31, 2000.

--------------------------------------------------------------------------------

                            BOK Financial Corporation

                                    Form 10-Q

                        Quarter Ended September 30, 2000

                                      Index

Part I.  Financial Information

      Management's Discussion and Analysis                             2
      Report of Management on Consolidated
            Financial Statements                                      16
      Consolidated Statements of Earnings                             17
      Consolidated Balance Sheets                                     18
      Consolidated Statements of Changes
            in Shareholders' Equity                                   19
      Consolidated Statements of Cash Flows                           20
      Notes to Consolidated Financial Statements                      21
      Financial Summaries - Unaudited                                 24

Part II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K                        27

Signature                                                             27


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $25.6 million or $0.46 per diluted common share for the third quarter of 2000 compared to $22.7 million or $0.41 per diluted common share for the third quarter of 1999. The return on average assets was 1.17% for the quarter ended September 30, 2000 compared to 1.15% for the same period of 1999. Returns on average equity were 16.42% and 16.81% for the third quarters of 2000 and 1999, respectively.

Net interest revenue grew $5.8 million due primarily to a $820 million increase in average earning assets. Fees and commissions increased $5.1 million. All categories of fee income increased in the third quarter of 2000 when compared to the same quarter of 1999. Operating expenses increased $3.2 million or 5% compared to the third quarter of 1999. The provision for loan loss increased $2.9 million to $5.0 million.

Year to date net income and earnings per diluted common share were $74.6 million and $1.34, respectively, for 2000 compared to $66.0 million and $1.18, respectively for 1999. Returns on average assets and equity were 1.17% and 16.92%, respectively, for 2000 compared to 1.19% and 16.40%, respectively, for 1999.

During the third quarter of 2000, BOK Financial announced an agreement to acquire CNBT Bancshares, Inc. ("CNBT") for $91 million. CNBT has total assets of $424 million and operates six banking locations in the Houston, Texas area. The acquisition is expected to close during the first quarter of 2001.

Tangible Operating Results

Since inception, BOK Financial has completed several acquisitions that were accounted for by the purchase method of accounting. The purchase method results in the recording of goodwill and other identifiable intangible assets that are amortized as non-cash charges in subsequent years into operating expense. The intangible assets that result from the purchase method of accounting are deducted from shareholders' equity when determining regulatory capital. Tangible net income, net income excluding the after-tax effect of intangible amortization, represents regulatory capital generated during the year. We believe that tangible net income is an appropriate measure of the growth in regulatory capital, which affects the amounts available for future growth. Operating results excluding the impact of these intangible assets are summarized below:

---------------------------------------------------- -----------------------------------------------------
TABLE  1 - TANGIBLE OPERATING RESULTS
          (Dollars in thousands)
                                                ------------------------------ ---------------------------
                                                       Three months ended           Nine months ended
                                                ---------------------------------------------------------
                                                 September 30, September 30,  September 30,  September 30,
                                                     2000           1999          2000          1999
                                                ----------------------------------------------------------
Net income                                        $  25,637      $  22,736     $  74,644     $  66,029
After-tax impact of amortization of
intangible assets                                     3,302          3,769        10,120         9,349
----------------------------------------------------------------------------------------------------------
Tangible net income                               $  28,939      $  26,505     $  84,764     $  75,378
----------------------------------------------------------------------------------------------------------
Tangible net income per diluted share             $    0.52      $    0.47     $    1.56     $    1.35
----------------------------------------------------------------------------------------------------------
Tangible return on average shareholders' equity       18.74%         19.81%        19.27%        18.72%
----------------------------------------------------------------------------------------------------------
Tangible return on average assets                      1.34%          1.35%         1.32%         1.36%
----------------------------------------------------------------------------------------------------------

Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $70.1 million for the third quarter of 2000 compared to $64.4 million for the third quarter of 1999. Average earning assets increased by $820 million. Average loans increased $765 million and now comprise 64% of average earning assets. Average loans were 61% of average earning assets for the third quarter of 1999. Loans generally have higher yields than other types of earning assets therefore, the increase in loans significantly increased net interest revenue. Average interest-bearing liabilities increased $740 million and now comprise 81% of all funding sources. Average interest-bearing liabilities were 80% of all funding sources for the third quarter of 1999. Table 2 shows how net interest revenue was affected by changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

-----------------------------------------------------------------------------------------------------------------
TABLE 2 - VOLUME/RATE ANALYSIS
(In thousands)
                                               Three months ended                     Nine months ended
                                             September 30, 2000/1999               September 30, 2000/1999
                                        -------------------------------------------------------------------------
                                                      Change Due To (1)                       Change Due To (1)
                                                   ------------------------                 ---------------------
                                                                   Yield                                  Yield
                                          Change      Volume       /Rate         Change      Volume       /Rate
                                        -------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                            $   2,873  $      941  $   1,932      $  14,904    $   7,962  $    6,942
  Trading securities                          (23)      (195)        172           (856)      (1,681)        825
  Loans                                    28,641     16,959      11,682         89,353       59,973      29,380
  Funds sold                                  296        142         154            506           52         454
-----------------------------------------------------------------------------------------------------------------
Total                                      31,787     17,847      13,940        103,907       66,306      37,601
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits     1,406        383       1,023          5,501        4,610         891
  Savings deposits                            (79)       (77)         (2)          (219)        (102)       (117)
  Time deposits                            13,239      6,583       6,656         35,259       21,598      13,661
  Other borrowings                         11,186      3,497       7,689         34,597       15,486      19,111
  Subordinated debenture                      331         (1)        332            823           42         781
-----------------------------------------------------------------------------------------------------------------
Total                                      26,083     10,385      15,698         75,961       41,634      34,327
-----------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue       5,704   $  7,462   $  (1,758)        27,946     $ 24,672   $   3,274
 Change in tax-equivalent adjustment          (56)                                 (768)
-----------------------------------------------------------------------------------------------------------------
Net interest revenue                     $  5,760                             $  28,714
-----------------------------------------------------------------------------------------------------------------
(1) Changes  attributable  to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.57% for the third quarter of 2000 compared to 3.66% for the third quarter of 1999 and 3.66% for the second quarter of 2000. BOK Financial's interest bearing liabilities react more quickly to changes in interest rates than its earning assets. This causes the net interest margin to decrease during periods of rising interest rates. While market interest rate increases and growth in loans caused the yield on average earning assets for the third quarter of 2000 to increase 84 basis points, the cost of interest-bearing liabilities increased 102 basis points for this same period.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the third quarter of 2000, this strategy resulted in a 90 basis point decrease in net interest margin. However, this strategy contributed $151 thousand to net interest revenue. Net interest revenue contributed by this strategy has decreased over the past several quarters due to rising interest rates that have increased the costs of funds borrowed to purchase the securities. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

Other Operating Revenue

Other operating revenue increased $5.0 million compared to the same quarter of 1999. Total fees and commissions, which are included in other operating revenue, increased $5.1 million. Transaction card revenue increased $2.4 million compared to the same quarter of last year. This increase included $1.0 million from the early buyout of several ATM servicing contracts and the favorable resolution of a revenue dispute during the quarter. Transaction card revenue increased 17% excluding these non-recurring revenue items due to a greater volume of transactions processed.

---------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING REVENUE
(In thousands)
                                                          Three Months Ended
                                  -----------------------------------------------------------
                                       Sept. 30,   June 30,   March 31,  Dec. 31,  Sept. 30,
                                         2000       2000        2000       1999       1999
                                  -----------------------------------------------------------
Brokerage and trading revenue       $    3,451   $  4,219    $  4,426   $  4,781  $  3,237
Transaction card revenue                10,739      9,331       8,620      8,767     8,298
Trust fees and commissions              10,072      9,743       9,523      9,439     9,045
Service charges and fees
  on deposit accounts                   11,012     10,736      10,255     10,684    10,857
Mortgage banking revenue                 9,774      9,427       7,834      8,628     9,189
Leasing revenue                            931      1,192         744        514       526
Other revenue                            4,371      3,344       4,973      3,716     4,129
---------------------------------------------------------------------------------------------
  Total fees and commissions            50,350     47,992      46,375     46,529    45,281
---------------------------------------------------------------------------------------------
Gain on student loan sales                  28         38         433         16        39
Gain on sale of other assets                 -          -           -         96        -
Gain (loss) on securities                 (538)      (682)        (17)        80      (485)
---------------------------------------------------------------------------------------------
  Total other operating revenue     $   49,840   $ 47,348    $ 46,791   $ 46,721  $ 44,835
---------------------------------------------------------------------------------------------

Year to date fees and commissions for 2000 increased 6% compared to 1999. Transaction card revenue and trust fee increases of 20% and 14%, respectively, were partially offset by decreased mortgage banking revenue.

While management expects continued growth in other operating revenue, the future rate of increase could be affected by increased competition from national and regional financial institutions and from market saturation. Continued growth may require BOK Financial to introduce new products or to enter new markets. This growth introduces additional demands on capital and managerial resources.

Many of BOK Financial's fee generating activities, such as brokerage and trading activities, trust fees, and mortgage banking revenue are indirectly affected by changes in interest rates. Significant increases in interest rates may tend to decrease the volume of trading activities and may lower the value of trust assets managed, which is the basis for certain fees, but would tend to decrease mortgage loan prepayments. Similarly, a decrease in economic activity would decrease transaction card revenue.

Other Operating Expense

Operating expenses for the third quarter of 2000 increased $3.2 million or 5% compared to the third quarter of 1999. Excluding significant or nonrecurring items as shown in Table 5, operating expenses increased $2.3 million or 3%. Personnel costs increased $1.7 million or 5%. Compensation and benefits increased by 3% due to normal compensation increases. Incentive compensation, which varies directly with revenue growth, increased by $757 thousand to $4.5 million for the third quarter of 2000. Occupancy, equipment and data processing increased $1.3 million or 8%. Most notably, equipment expense increased $475 thousand or 14% due primarily to a $238 thousand increase in depreciation expense at Bank of Texas. This reflects a $2.9 million investment in new equipment made since the third quarter of 1999. Additionally, other expenses for the third quarter of 2000 included $723 thousand of depreciation expense on equipment leased under operating leases compared to $292 thousand for the third quarter of 1999.

---------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE
(In thousands)
                                                        Three Months Ended
                                 ------------------------------------------------------------
                                  Sept. 30,      June 30,  March 31,   Dec. 31,    Sept. 30,
                                    2000           2000      2000        1999        1999
                                 ------------------------------------------------------------
Personnel                        $  35,937     $  35,789  $  37,289   $  35,801  $  34,262
Business promotion                   1,941         2,148      2,335       2,244      1,925
Professional fees/services           2,145         2,161      2,318       2,451      2,452
Net occupancy, equipment
  and data processing               16,480        16,244     15,897      16,061     15,198
FDIC and other insurance               403           387        380         338        323
Printing, postage and supplies       2,546         3,095      2,811       3,035      2,729
Net gains and operating
  expenses on repossessed assets      (574)         (118)      (583)       (544)    (1,501)
Amortization of intangible assets    3,940         4,016      4,078       4,389      4,519
Mortgage banking costs               5,600         5,540      5,437       5,658      6,183
Other expense                        5,546         5,655      4,654       4,824      4,665
---------------------------------------------------------------------------------------------
  Total                          $  73,964     $  74,917  $  74,616   $  74,257  $  70,755
---------------------------------------------------------------------------------------------

Operating expenses through September 30, 2000 were $17 million or 8% higher than operating expenses for the first nine months of 1999. Excluding significant or nonrecurring entries and the effects of 1999's acquisitions, operating expenses increased $10 million or 5%.

-------------------------------------------------------------------------------------------------
TABLE 5 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                              Three Months Ended
                                -----------------------------------------------------------------
                                   Sept. 30,    June 30,     March 31,    Dec. 31,     Sept. 30,
                                      2000        2000         2000         1999         1999
                                -----------------------------------------------------------------
Total other operating expense     $  73,964    $ 74,917     $  74,616    $  74,257    $ 70,755
Reorganization costs                                  -          (638)           -           -
Net gains and operating expenses
   from repossessed assets              574         118           583          544       1,501
-------------------------------------------------------------------------------------------------
  Total                           $  74,538    $ 75,035     $  74,561    $  74,801    $ 72,256
-------------------------------------------------------------------------------------------------


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

Corporate Banking

The Corporate Banking Division, which provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states, contributed $13.3 million or 52% to consolidated net income for the third quarter of 2000. This is compared to $13.4 million or 59% of consolidated net income for the third quarter of 1999. The decreased contribution from the Corporate Banking Division was primarily due to an increase in net charge-offs and lower gains on repossessed asset sales.

Table 6  Corporate Banking
 (In thousands)
                                              Three months ended           Nine months ended
                                                September 30,                September 30,
                                        --------------------------------------------------------
                                             2000          1999           2000            1999
                                        ----------- -- ----------- -----------------------------
Revenue(expense) from external sources $    68,394    $    57,330    $   193,195     $   160,188
Revenue(expense) from internal sources     (32,093)       (23,887)       (89,115)        (61,779)
Total revenue                               36,301         33,443        104,080          98,409
Operating expense                           13,390         12,216         41,170          37,574
Net income                                  13,302         13,372         37,455          37,877

Average assets                         $ 3,770,896    $ 3,394,134    $ 3,763,070     $ 3,317,819
Average equity                             411,836        344,999        405,368         335,470

Return on assets                              1.40%          1.56%          1.33%          1.53%
Return on equity                             12.85          15.38          12.34          15.10
Efficiency ratio                             36.89          36.53          39.56          38.18

Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $4.2 million or 16% to consolidated net income for the third quarter of 2000. This is compared to $2.9 million or 13% of consolidated net income for the third quarter of 1999. The increase in contribution to net income from the Consumer Banking Division was due primarily to an increase in the internal interest rate paid for funds provided by this Division.

Table 7  Consumer Banking
(In thousands)
                                               Three months ended           Nine months ended
                                                 September 30,                 September 30,
                                          -------------------------- --------------------------
                                             2000           1999          2000          1999
                                          ---------- -- ----------- -------------- ------------
Revenue (expense)  from external sources $   (1,649)   $    (2,037)   $    (4,972)  $    (4,537)
Revenue (expense) from internal sources      22,214         17,815         62,179        52,694
Total revenue                                20,565         15,778         57,207        48,157
Operating expense                            12,926         11,086         37,686        33,721
Net income                                    4,165          2,945         10,580         7,967

Average assets                           $1,805,429    $ 1,709,411    $ 1,809,275   $ 1,718,907
Average equity                               55,672         45,549         54,403        45,080

Return on assets                               0.92%          0.68%          0.78%        0.62%
Return on equity                              29.77          25.65          25.98        23.63
Efficiency ratio                              62.85          70.26          65.88        70.02


Mortgage Banking

The Mortgage Banking Division contributed $969 thousand or 4% to consolidated net income for the third quarter of 2000. This is compared to $473 thousand or 2% of consolidated net income for the third quarter of 1999. Loan servicing fees were $8.2 million for the third quarter of 2000 compared to $8.4 million in 1999. However, gains on loans sold increased $830 thousand for the same periods.

Capitalized mortgage servicing rights totaled $114.1 million compared to $106.5 million at September 30, 1999 and $114.1 million at December 31, 1999. At September 30, 2000, capitalized mortgage servicing rights included $10.4 million of deferred hedging losses.

Table 8  Mortgage Banking
(In thousands)
                                              Three months ended        Nine months ended
                                                September 30,             September 30,
                                        --------------------------- ------------------------
                                            2000           1999        2000            1999
                                        ------------- -------------- ------------------------
Revenue (expense) from external sources  $  14,936     $  12,730      $  39,606    $  39,327
Revenue (expense) from internal sources     (3,942)       (1,929)        (9,527)      (6,156)
Total revenue                               10,994        10,801         30,079       33,171
Operating expense                            9,388        10,010         28,231       30,266
Net income                                     969           473          1,105        1,740

Average assets                            410,344      $ 361,957      $ 382,730    $ 357,549
Average equity                             31,791         32,543         30,710       33,104

Return on assets                             0.94%          0.52%          0.39%       0.65%
Return on equity                            12.13           5.77           4.81        7.03
Efficiency ratio                            85.63          92.68          93.95       91.24

Trust Services

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $2.6 million or 10% of consolidated net income for the third quarter of 2000. This is compared to $2.1 million or 9% of consolidated net income for the same quarter of 1999. At September 30, 2000, trust assets with an aggregate market value of $18.4 billion were subject to various fiduciary arrangements, compared to trust assets of $15.6 billion at September 30, 1999.

Table 9  Trust Services
(In thousands)
                                             Three months ended         Nine months ended
                                               September 30,              September 30,
                                           ------------------------------------------------
                                            2000          1999         2000       1999
                                           ----------- ------------------------------------
Revenue (expense) from external sources  $  10,794     $ 10,277    $  33,051    $  29,275
Revenue (expense) from internal sources      2,395        1,798        6,147        5,668
Total revenue                               13,189       12,075       39,198       34,943
Operating expense                            8,995        8,755       27,460       25,983
Net income                                   2,562        2,050        7,054        5,475

Average assets                           $ 354,376     $336,286    $ 343,823    $ 334,975
Average equity                              38,772       34,404       38,316       33,868

Return on assets                              2.88%        2.42%        2.74%       2.19%
Return on equity                             26.29        23.64        24.59       21.61
Efficiency ratio                             68.20        72.51        70.05       74.36

Regional Banks

Regional banks provide a full range of corporate and consumer banking, trust services, treasury services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $3.0 million or 12% to consolidated net income for the third quarter of 2000. This is compared to $2.7 million or 12% of consolidated net income for the third quarter of 1999. Growth in the regional banks' contribution to net income was partially offset by a $1.0 million increase in loan loss provision. The increase in loan loss provision reflected the additional credit risk at Bank of Texas.

Average equity assigned to regional banks included both an amount based on management's assessment of risk and an additional amount based on BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity as reflected below:

Table 10  Regional Banks
(In thousands)
                                                Three months ended          Nine months ended
                                                   September 30,              September 30,
                                          ----------------------------------------------------
                                             2000         1999            2000       1999
                                          ----------- -------------- -------------------------
Revenue (expense) from external sources  $   27,878   $    22,409    $   79,896   $   54,469
Revenue (expense) from internal sources      (4,931)       (2,152)      (12,630)      (4,496)
Total revenue                                22,947        20,257        67,266       49,973
Operating expense                            15,506        14,932        50,168       39,330
Net income                                    2,954         2,698         7,044        5,448
Tangible net income                           5,948         6,066        16,164       13,469

Average assets                           $2,368,557   $ 1,902,056    $2,323,961   $1,677,338
Average equity                              268,551       211,499       260,431      196,943

Tangible return on assets                      1.00%         1.27%         0.93%       1.07%
Tangible return on equity                      8.81         11.38          8.29        9.14
Efficiency ratio                              67.55         73.65         74.52       78.66


INCOME TAXES

The Internal Revenue Service closed its examination of 1996 and management completed a review of the various tax issues during the first quarter of 2000. As a result of these events, BOK Financial reduced its tax reserve by $3.0 million. Year to date income tax expense at September 30, 2000 was $37.3 million or 34% of pre-tax book income excluding the reduction in this reserve.

Assessment of Financial Condition

The aggregate loan portfolio at September 30, 2000 totaled $5.2 billion, an increase of $257 million since June 30, 2000 and $555 million since December 31, 1999. Energy loans increased $109 million during the third quarter and comprised 15% of total loans. The energy category included loans to oil and gas producers which totaled $517 million, loans to borrowers involved in the transportation and sale of oil and gas, and loans to borrowers that manufacture equipment and provide other services to the energy industry.

Loans to the services industry increased $84 million during the third quarter and comprised 17% of total loans at September 30, 2000. Services included loans totaling $229 million to medical and nursing facilities and $76 million to the hotel industry. Agriculture loans, which included loans totaling $133 million to the cattle industry, decreased $26 million. This decrease was due in part to seasonal factors and to improved feedlot operations.

---------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS
(In thousands)
                                      Sept. 30,      June 30,     March 31,      Dec. 31,      Sept. 30,
                                        2000           2000         2000           1999          1999
                                    ---------------------------------------------------------------------
Commercial:
  Energy                             $  774,284    $   665,550   $   601,991   $  606,561     $  593,944
  Manufacturing                         418,986        389,823       368,337      378,341        360,361
  Wholesale/retail                      450,337        450,681       435,026      407,785        400,730
  Agricultural                          159,099        185,473       184,299      173,653        162,531
  Services                              901,749        817,871       782,825      773,018        800,505
  Other commercial and industrial       289,787        323,162       310,224      325,343        206,045
Commercial real estate:
  Construction and land development     303,965        291,871       278,551      249,160        258,947
  Multifamily                           268,595        258,658       269,667      257,187        259,276
  Other real estate loans               676,176        635,089       624,309      588,195        523,324
Residential mortgage:
  Secured by 1-4 family

    residential properties              597,464        573,346       551,639      531,058        526,622
  Residential mortgages held for         58,888         55,332        42,967       57,057         58,466
sale

Consumer                                299,199        294,466       269,964      296,131        259,414
---------------------------------------------------------------------------------------------------------
  Total                              $5,198,529    $ 4,941,322   $ 4,719,799   $4,643,489     $4,410,165
---------------------------------------------------------------------------------------------------------

While BOK Financial continues to increase geographic diversification through expansion into the Dallas, Texas and Albuquerque, New Mexico areas, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Approximately 71% of the loan portfolio is attributed to Oklahoma and approximately 19% of the loan portfolio is attributed to Texas. Approximately 61% of commercial real estate loans was secured by property in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 22% of commercial real estate loans was secured by property in Texas. The major components of other commercial real estate loans were office buildings, $233 million and retail facilities, $197 million.

SUMMARY OF LOAN LOSS EXPERIENCE

The loan loss reserve, which is available to absorb losses inherent in the loan portfolio, totaled $81 million at September 30, 2000, $79 million at June 30, 2000, and $75 million at September 30, 1999. This represented 1.58%, 1.63% and 1.73% of total loans, excluding loans held for sale, at September 30, 2000, June 30, 2000, and September 30, 1999, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

------------------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                       Three Months Ended
                                   -------------------------------------------------------
                                    Sept. 30,  June 30,    March 31,  Dec. 31,   Sept. 30,
                                       2000       2000        2000      1999        1999
                                   -------------------------------------------------------
Beginning balance                   $ 79,405  $  77,828   $  76,234  $ 75,186    $ 72,732
 Loans charged-off:
  Commercial                           1,747      1,165         845       641          71
  Commercial real estate                 615        311         250         -           -
  Residential mortgage                    63         62          21       546          20
  Consumer                             1,511      1,329       1,148       820       1,237
------------------------------------------------------------------------------------------
  Total                                3,936      2,867       2,264     2,007       1,328
------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:

   Commercial                            121        348         261       308         830
   Commercial real estate                100         39         265        39         208
   Residential mortgage                   17          3         134        14           2
   Consumer                              707        520         559       439         600
------------------------------------------------------------------------------------------
    Total                                945        910       1,219       800       1,640
------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)     2,991      1,957       1,045     1,207        (312)
Provision for loan losses              5,031      3,534       2,639     2,255       2,142
------------------------------------------------------------------------------------------
Ending balance                      $ 81,445  $  79,405   $  77,828  $ 76,234    $ 75,186
------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                      1.58%      1.63%       1.66%     1.66%       1.73%
 Net loan charge-offs/(recoveries)
  (annualized)to average loans (1)      0.24%      0.16        0.09      0.11       (0.03)
------------------------------------------------------------------------------------------
(1) Excludes  residential  mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

The adequacy of the reserve for loan losses is assessed by management based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused financing commitments. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon a statistical migration analysis for each category of loans, and unallocated reserves that are based upon an analysis of current economic conditions, loan concentrations, portfolio growth, and other relevant factors. An independent Credit Administration department is responsible for performing this evaluation for all of BOK Financial's subsidiaries to ensure that the methodology is applied consistently.

All significant criticized loans are reviewed quarterly. Written documentation of these reviews is maintained. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At September 30, 2000, specific impairment reserves totaled $8.7 million on loans that totaled $26 million.

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

A nonspecific reserve for loan losses is maintained for risks beyond those factors specified to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At September 30, 2000, the loss potential for the more significant factors was:

  Concentration of large loans -  $1.1 million to $2.1 million
  Loan portfolio growth and expansion into new markets -
        $1.3 million to $2.6 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. These provisions were $5.0 million for the third quarter of 2000, compared to $2.1 million for the third quarter of 1999.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $41 million at September 30, 2000, $29 million at June 30, 2000, and $22 million at September 30, 1999, is presented in Table 13. Nonperforming loans included nonaccrual loans and renegotiated loans and excluded loans 90 days or more past due but still accruing. The increase in nonaccruing loans since March 31, 2000 has generally been due to circumstances unique to two borrowers. One borrower filed for bankruptcy protection after their previously issued audited financial statements had to be restated due to improper accounting. The second borrower has experienced operating problems due to a change in demand from its major customer. The specific impairment loan loss reserve reflects losses that may be incurred on these loans.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)
                                                   Sept. 30,      June 30,     March 31,    Dec. 31,      Sept. 30,
                                                     2000          2000          2000         1999          1999
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    34,421   $    21,445   $    13,448  $    12,686   $    12,088
   Commercial real estate                               169           823         1,629        2,046         1,796
   Residential mortgage                               2,115         2,410         2,555        3,383            44
   Consumer                                             474           709           970        1,350         3,938
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           37,179        25,387        18,602       19,465        17,866
Renegotiated loans                                       88            89             -            -             -
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         37,267        25,476        18,602       19,465        17,866
Other nonperforming assets                            3,790         3,805         3,972        3,478         4,447
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    41,057   $    29,281   $    22,574  $    22,943   $    22,313
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               219.06%       311.69%       418.39%      391.65%       420.83%
 Nonperforming loans to

  period-end loans (2)                                0.73          0.52          0.40         0.42          0.41
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    10,931   $     9,828    $    9,704   $    11,336  $     12,757
---------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
      by agencies of the U.S. Government        $    7,369   $     7,363   $     7,623  $     8,538   $     7,712
    Excludes residential mortgages guaranteed
      by agencies of the U.S. Government in
      foreclosure.                                   5,202         6,817         8,102        8,310         8,159
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. These loans are assigned to risk categories in order to focus management's attention on the loans with higher risk of loss. At September 30, 2000, loans totaling $117 million were assigned to the substandard risk category and loans totaling $106 million were assigned to the special mention risk category. This is compared to $86 million of loans classified as substandard and $42 million of loans classified as special mention at June 30, 2000, and loans that totaled $95 million and $77 million classified as substandard and special mentions, respectively, at September 30, 1999. The increase in special mention and substandard loans generally reflects loans for business acquisitions that were ineffectively managed by our borrowers. Further deterioration of the borrowers' performance may occur and a more severe classification may be required before improvement is demonstrated.

LEASING

BOK Financial expanded its equipment leasing activities during 2000. Other assets included $24 million of equipment held for various operating leases at September 30, 2000, compared to $14 million at December 31, 1999. These activities include a much greater range of equipment financing than the natural gas compressors that were the focus of BOK Financial's previous leasing activities and introduce unique credit, collateral valuation, and transaction structure risk to the company.

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

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based three interest rate scenarios. These are a "most likely" rate scenario and on two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures include the Federal Reserve Bank's discount rate which affects short-term borrowings, the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing and the 30-year mortgage rate which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. In addition, sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At September 30, 2000 and 1999, this modeling indicated interest rate sensitivity as follows:

Table 14 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                  200 bp Increase             200 bp Decrease              Most Likely
                              ------------------------- ---------------------------  -----------------------
                                 2000         1999         2000          1999           2000        1999
                              ------------ ------------ ------------ --------------  ----------- -----------
Anticipated impact over the next twelve months:
   Net interest revenue        $  2,752     $(1,741)      $(2,641)         $1,163      $ (554)   $ (2,215)
                                    1.0%       (0.6)%        (0.9)%           0.4%       (0.2)%      (0.8)%
------------------------------------------- ------------- ----------- --------------  ----------- -----------
   Net income                   $ 1,720     $(1,079)      $(1,651)          $ 721      $ (346)   $ (1,373)
                                    1.7%       (1.1)%        (1.6)%           0.7%       (0.3)%      (1.4)%
------------------------------------------- ------------- ----------- --------------  ----------- -----------
   Economic value of equity    $ (5,412)   $(43,667)     $(52,266)        $(2,515)   $ (3,427)     $ (539)
                                   (0.4)%      (3.9)%        (4.3)%           0.2%       (0.3)%      (0.0)%
------------------------------------------- ------------- ----------- --------------  ------------ ----------

The estimated changes in interest rates on net interest revenue, net income, and economic value of equity is not projected to be significant within the +/- 200 basis point range of assumptions.

Subsequent to September 30, 2000, management restructured a portion of the securities portfolio by selling $250 million of securities at a loss of approximately $1.5 million and terminated interest rate swaps with a notional amount of $270 million at a gain of approximately $3.0 million. The proceeds of the securities sales were reinvested in securities with a higher yield and longer duration. These actions are not expected to significantly affect BOK Financial's interest rate risk.

BOK Financial hedges its portfolio of mortgage servicing rights by acquiring mortgage-backed and principal only securities whenever the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. Management may sell these securities and to recognize gains when necessary to offset losses on the mortgage servicing rights. At September 30, 2000, securities with a fair value of $63 million and aggregate unrealized gains of $1.1 million were held for this program. The interest rate sensitivity of the mortgage servicing portfolio and the securities held as hedges is modeled over a range of +/- 50 basis points. At September 30, 2000, the pre-tax results of this modeling are:

                                    50 bp increase       50 bp decrease
                                   -----------------    ------------------
Anticipated change in:
   Mortgage servicing rights           $  5,013             $  (8,571)
   Hedging instruments                   (3,529)                4,065
                                   -----------------    ------------------
   Net                                 $  1,484             $  (4,506)
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

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to match interest received or paid on certain long-term, fixed rate loans, certificates of deposit and subordinated debt with other variable rate assets and liabilities. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. During the third quarter of 2000 income from these swaps exceeded the cost of the swaps by $540 thousand. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes.

--------------------------------------------------------------------------------
TABLE 15 - INTEREST
RATE SWAPS
(In thousands)
                     Notional          Pay              Receive          Fair
                      Amount           Rate              Rate           Value
                    ------------------------------------------------------------
Expiration:
  2001                $ 4,324         5.03%           6.618% (1)     $      42
  2002                211,660    6.21 - 6.81 (1)    6.62 - 6.94 (1)       (317)
  2003                 94,481    4.82 - 6.81 (1)    6.62 - 7.91 (1)      1,411
  2004                 83,604    5.65 - 6.81 (1)    6.62 - 7.36 (1)      1,512
  2005                  8,383      5.08 - 5.21         6.618 (1)           413
  2006                 16,500          7.26            6.81 (1)           (142)
  2007                210,884    5.23 - 7.48 (1)    6.62 - 6.82 (1)       (895)
  2008                 51,285      5.15 - 6.68         6.62 (1)          1,432
  2009                 82,732      5.22 - 6.85         6.62 (1)          1,722
  2010                 22,749      7.01 - 7.41         6.62 (1)           (497)
--------------------------------------------------------------------------------
(1)Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods.
Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million, the VAR to $6.5 million. At September 30, 2000, the nominal aggregate trading positions was $4.8 million, the VAR was $157 thousand.

--------------------------------------------------------------------------------
TABLE 16 - CAPITAL RATIOS

                             Sept. 30,  June 30,  March 31,   Dec. 31, Sept. 30,
                               2000       2000       2000       1999      1999
                            ----------------------------------------------------
Average shareholders' equity

  to average assets            6.89%      6.79%      6.71%       6.80%     6.72%
Risk-based capital:
  Tier 1 capital               8.14       7.80       7.45        7.27      7.09
  Total capital               11.49      11.15      10.80       10.72     10.67
Leverage                       6.48       6.23       6.06        5.92      5.64


NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The effective date for FAS 133 as been deferred until fiscal years beginning after June 15, 2000. BOK Financial will adopt FAS 133 effective January 1, 2001. FAS 133 will require the recognition of all derivatives on the balance sheet at fair value. Derivatives that do not qualify for special hedge accounting must be adjusted to fair value through income. Accounting for changes in fair value of derivatives that qualify for special hedge accounting depends on the nature of the hedge. Changes in the fair value of derivatives that qualify for hedge accounting will either be offset against changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At this time, management expects that few of the derivatives used to hedge the various financial risks will qualify for special hedge accounting and that changes in the fair value of derivatives will generally be included in income.

The fair value of BOK Financial's off balance sheet derivatives increased by $1.1 million during the third quarter of 2000. This amount would have increased pre-tax income for the quarter, excluding the non-recurring effects of initial transition adjustments. The increase in income may not be indicative of future earnings from derivatives since their fair value of these instruments can be volatile and because changes in fair value of the hedged assets or liabilities are not included in income under current accounting principles.

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

---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                   -------------------------------    -------------------------------
                                                       2000              1999             2000              1999
                                                   ------------- --- -------------    ------------- --- -------------
Interest Revenue
Loans                                           $    118,250      $    89,655      $     328,486     $     239,302
Taxable securities                                    41,135           37,735            124,150           106,520
Tax-exempt securities                                  3,031            3,456              9,381            11,170
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Total securities                                   44,166           41,191            133,531           117,690
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Trading securities                                       370              393              1,045             1,901
Funds sold                                               791              503              2,173             1,276
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Total interest revenue                            163,577          131,742            465,235           360,169
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Interest Expense
Deposits                                              53,859           39,293            148,693           108,152
Other borrowings                                      38,867           27,690            109,077            74,089
Subordinated debenture                                 2,704            2,372              7,770             6,947
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Total interest expense                             95,430           69,355            265,540           189,188
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Net Interest Revenue                                  68,147           62,387            199,695           170,981
Provision for Loan Losses                              5,031            2,142             11,204             8,110
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Net Interest Revenue After
   Provision for Loan Losses                          63,116           60,245            188,491           162,871
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Other Operating Revenue
Brokerage and trading revenue                          3,451            3,237             12,096            11,452
Transaction card revenue                              10,739            8,298             28,690            23,881
Trust fees and commissions                            10,072            9,045             29,338            25,688
Service charges and fees on deposit accounts          11,012           10,857             32,003            30,383
Mortgage banking revenue, net                          9,774            9,189             27,035            28,358
Leasing revenue                                          931              526              2,867             3,211
Other revenue                                          4,371            4,129             12,688            13,873
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Total fees and commissions revenue                    50,350           45,281            144,717           136,846
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Gain on sale of student loans                             28               39                499               584
Gain on loan securitization                                -                -                  -               270
Gain on sale of other assets                               -                -                  -             4,530
Securities gains (losses), net                          (538)            (485)            (1,237)             (499)
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Total other operating revenue                         49,840           44,835            143,979           141,731
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Other Operating Expense
Personnel                                             35,937           34,262            109,015           100,209
Business promotion                                     1,941            1,925              6,424             6,833
Professional fees and services                         2,145            2,452              6,624             7,133
Net occupancy, equipment & data processing            16,480           15,198             48,621            41,963
FDIC and other insurance                                 403              323              1,170             1,018
Printing, postage and supplies                         2,546            2,729              8,452             8,564
Net gains and operating expenses of
   repossessed assets                                   (574)          (1,501)            (1,275)           (2,929)
Amortization of intangible assets                      3,940            4,519             12,034            11,434
Mortgage banking costs                                 5,600            6,183             16,577            18,274
Other expense                                          5,546            4,665             15,855            13,760
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Total Other Operating Expense                         73,964           70,755            223,497           206,259
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Income Before Taxes                                   38,992           34,325            108,973            98,343
Federal and state income tax                          13,355           11,589             34,329            32,314
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Net Income                                      $     25,637      $    22,736      $      74,644     $      66,029
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Earnings Per Share:
Net Income
   Basic                                        $       0.51      $      0.46      $       1.50      $       1.32
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
   Diluted                                      $       0.46      $      0.41      $       1.34      $       1.18
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- -------------
Average Shares Used in Computation:
   Basic                                          49,058,328       49,068,809         49,106,905       49,002,358
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
   Diluted                                        55,530,973       55,844,944         55,575,413       55,843,212
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                  September 30,    December 31,      September 30,
                                                                       2000            1999               1999
                                                                  --------------------------------------------------
ASSETS
Cash and due from banks                                        $      503,583    $      397,895    $      409,014
Funds sold                                                             38,690            28,960           180,170
Trading securities                                                     18,218            14,452            15,945
Securities:
  Available for sale                                                2,569,722         2,588,704         2,454,018
  Investment (fair value:  September 30, 2000 - $230,081;
    December 31, 1999 -$211,624; September 30, 1999 - $204,623        230,453           213,180           213,125
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                2,800,175         2,801,884         2,667,143
--------------------------------------------------------------------------------------------------------------------
Loans                                                               5,198,529         4,643,489         4,410,165
Less reserve for loan losses                                           81,445            76,234            75,186
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         5,117,084         4,567,255         4,334,979
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           128,449           119,239           116,614
Accrued revenue receivable                                             68,596            67,640            64,403
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: September 30, 2000 - $77,326;
  December 31, 1999 - $65,292;
  September 30, 1999 - $57,903                                        112,489           125,011           131,332
Mortgage servicing rights                                             114,076           114,134           106,532
Real estate and other repossessed assets                                3,790             3,478             4,447
Bankers' acceptances                                                    9,104             6,801            16,470
Other assets                                                          101,746           103,888            81,885
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $    9,016,000    $    8,350,637    $    8,128,934
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,100,178    $    1,020,996    $      961,009
Interest-bearing deposits:
  Transaction                                                       1,883,749         1,866,499         1,806,433
  Savings                                                             146,954           155,839           162,395
  Time                                                              2,615,454         2,219,850         2,217,401
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  5,746,335         5,263,184         5,147,238
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                        1,501,221         1,345,683         1,306,792
Other borrowings                                                      882,954           938,020           888,239
Subordinated debenture                                                148,771           148,642           148,597
Accrued interest, taxes and expense                                    59,595            62,431            57,545
Bankers' acceptances                                                    9,104             6,801            16,470
Other liabilities                                                      21,141            28,712            18,830
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               8,369,121         7,793,473         7,583,711
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  September 30, 2000 - 49,535,381;  December 31, 1999
  - 49,382,262; September 30, 1999 - 49,164,957                             3                 3                 3
Capital surplus                                                       276,445           274,980           269,423
Retained earnings                                                     406,269           332,751           309,928
Treasury stock (shares at cost: September 30, 2000 -
  453,501; December 31, 1999 - 316,325;
  September 30, 1999 - 152,691                                         (9,391)           (7,018)           (3,553)
Accumulated other comprehensive loss                                  (26,472)          (43,577)          (30,603)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        646,879           557,164           545,223
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $    9,016,000    $    8,350,637    $    8,128,934
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)

                                                             Accumulated
                       Preferred Stock       Common Stock      Other                           Treasury Stock
                       ------------------  ----------------Comprehensive  Capital  Retained  -------------------
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares   Amount      Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 1998     250,000   $   25    48,112   $   3    $12,297    $236,726  $278,365     749   $  (2,623)  $524,793
Comprehensive income:
  Net income                  -        -         -       -          -           -    66,029       -           -     66,029
  Other Comprehensive
   income, net of tax:
    Unrealized gains(loss)
    on securities available
    for sale (1)              -        -         -       -    (42,900)          -         -       -           -    (42,900)
                                                                                                                -----------
    Comprehensive income                                                                                            23,129
                                                                                                                -----------
Exercise of stock option      -        -       280       -          -       2,312         -     101      (2,352)       (40)
Issuance of common
  stock to Thrift Plan        -        -        17        -         -         405         -      (1)         36        441
Common stock dividend         -        -         -        -         -           -    (2,735)      -           -     (2,735)
Dividends paid in
 shares of common
 stock:
   Preferred stock            -        -        40        -         -       1,125    (1,125)      -           -          -
   Common stock               -        -     1,432        -         -      30,702   (30,606)      4         (96)         -
Director retainer shares      -        -         9        -         -         215         -       -           -        215
Cancel treasury stock         -        -      (725)       -         -      (2,062)        -    (725)      2,062          -
Treasury stock purchase       -        -         -        -         -           -         -      25        (580)      (580)
--------------------------------------------------------------------------------------------------------------------------
Balance at
   September 30, 1999   250,000   $   25    49,165   $    3  $(30,603)   $269,423  $309,928     153   $  (3,553) $ 545,223
---------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1999     250,000   $   25    49,382   $    3  $(43,577)   $274,980  $332,751     316   $  (7,018)  $557,164
Comprehensive income:
   Net income                 -         -        -        -          -          -    74,644       -           -     74,644
   Other Comprehensive
    income, net of tax:
     Unrealized gains(loss)
      on securities
      available for sale(1)   -         -        -        -     17,105          -         -        -          -     17,105
                                                                                                                -----------
    Comprehensive income                                                                                            91,749
                                                                                                                -----------
Exercise of stock options     -         -      123        -          -      1,088         -       36       (724)       364
Preferred dividends paid
 in shares of common stock    -         -       26        -          -        328    (1,125)     (40)       797          -
Preferred stock dividend      -         -        -        -          -          -        (1)       -          -         (1)
Director retainer shares      -         -        4        -          -         49         -       (9)       187        236
Treasury stock purchase       -         -        -        -          -          -         -      151     (2,633)    (2,633)
---------------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 2000    250,000   $    25   49,535   $    3   $(26,472)  $276,445  $406,269      454   $ (9,391)  $646,879
---------------------------------------------------------------------------------------------------------------------------

(1)                                     September 30, 2000   September 30, 1999
                                        ------------------   ------------------
Reclassification adjustments:
  Unrealized losses on available for
   sale securities                          $  16,258         $  (43,235)
  Less:  reclassification adjustment for
    gains/(losses)    realized included in
    net income, net of tax                       (847)              (335)
                                           ----------------------------------
Net unrealized losses on securities         $  17,105         $  (42,900)
                                           ----------------------------------

---------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                            ---------------------------------
                                                                    2000               1999
                                                            ---------------------------------
Cash Flow From Operating Activities:
Net income                                                    $     74,644      $     66,029
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                         11,204             8,110
  Depreciation and amortization                                     38,251            31,071
  Tax reserve reversal                                               3,000                 -
  Net amortization of  security discounts and premiums              (3,145)            1,226
  Net gain on sale of assets                                        (5,768)          (14,879)
  Mortgage loans originated for resale                            (389,980)         (558,043)
  Proceeds from sale of mortgage loans held for resale             394,440           604,863
  Change in trading securities                                      (3,485)           33,241
  Change in accrued revenue receivable                                (956)            3,258
  Change in other assets                                            42,770           (85,940)
  Change in accrued interest, taxes and expense                    (17,376)           25,989
  Change in other liabilities                                      (24,577)           57,184
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                          119,022           172,109
---------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                 38,017            53,962
  Proceeds from maturities of available for sale securities        307,490           527,181
  Purchases of investment securities                               (55,607)          (39,496)
  Purchases of available for sale securities                    (1,008,079)       (1,929,299)
  Proceeds from sales of available for sale securities             734,978         1,352,130
  Proceeds from sales of investment securities                         175                 -
  Loans originated or acquired net or principal collected         (603,816)         (809,352)
  Proceeds from disposition of assets                               45,200           187,545
  Purchases of assets                                              (43,551)          (71,512)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                               -            25,584
---------------------------------------------------------------------------------------------
  Net cash used by investing activities                           (585,193)         (703,257)
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts           87,547          (134,032)
  Net change in certificates of deposit                            395,604           319,253
  Net change in other borrowings                                   100,472           465,763
  Purchase of treasury stock                                        (2,633)             (580)
  Common stock dividend                                                  -            (2,735)
  Preferred stock dividend                                              (1)                -
  Issuance of preferred, common and treasury stock, net                600             1,238
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                          581,589           648,907
---------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                            115,418           117,759
Cash and cash equivalents at beginning of period                   426,855           471,425
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $    542,273      $    589,184
---------------------------------------------------------------------------------------------
Cash paid for interest                                        $    236,628      $    191,416
---------------------------------------------------------------------------------------------
Cash paid for taxes                                           $     38,591      $     19,468
---------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                          $      1,481      $      2,041
---------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock          $      1,125      $      1,125
---------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation conform to accounting principles generally accepted in the United States and generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Albuquerque, N.A., Bank of Arkansas N.A., Bank of Texas, N.A. and BOSC, Inc. Certain prior period balances have been reclassified to conform with the current period presentation.

(2) MORTGAGE BANKING ACTIVITIES

At September 30, 2000, BOk owned the rights to service 92,635 mortgage loans with outstanding principal balances of $6.9 billion, including $143.9 million serviced for BOk. The weighted average interest rate and remaining term was 7.48% and 271 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 2000 is as follows:

                                                     Capitalized Mortgage Servicing Rights
                              -------------------------------------------------------------------------------
                                                                        Valuation       Hedging
                               Purchased    Originated       Total      Allowance    (Gain)/Loss       Net
                              -------------------------- ------------------------- ---------------- ---------
Balance at December 31, 1999  $    74,912  $   28,815   $   103,727   $       -    $    10,407   $   114,134
Additions                           3,640       6,484        10,124           -              -        10,124
Amortization expense               (7,579)     (2,558)      (10,137)          -         (1,088)      (11,225)
Realized hedge losses                                                         -          4,389         4,389
Unrealized hedge gains                                                        -         (3,346)       (3,346)
----------------------------- -- --------- - ---------- -- ---------- ------------ -- ---------- -- ---------
Balance at September 30, 2000 $    70,973  $   32,741   $   103,714   $       -    $    10,362   $   114,076
----------------------------- -- --------- - ---------- -- ---------- ------------ -- ---------- -- ---------
Estimated fair value of
    mortgage servicing
    rights (1)                $    83,119  $   44,570   $   127,689                              $   127,689
----------------------------- -- --------- - ---------- -- ---------- -- --------- - ---------- -- ----------
(1) Excludes  approximately  $8.2 million of loan  servicing  rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at September 30, 2000 follows (in thousands):

                                           < 6.50%  6.50% - 7.49%  7.50% - 8.49%  => 8.50%      Total
                                       ------------ ------------- -------------------------- ------------
Cost less accumulated amortization     $    9,528   $     59,114   $     32,252  $    2,820  $   103,714
Deferred hedge losses                           -          8,345          2,017           -       10,362
--------------------------------------------------- ------------- -------------------------- ------------
Adjusted cost                               9,528         67,459         34,269       2,820      114,076
Fair value                                 11,405         72,962         38,255       5,067      127,689
--------------------------------------------------- ------------- -------------------------- ------------
Impairment                             $        -   $          -  $           -  $        -  $         -
--------------------------------------------------- ------------- -------------------------- ------------
Outstanding principal of loans
  serviced(1)                          $  611,600   $  3,632,400  $   1,925,400  $  273,900  $ 6,443,300
--------------------------------------------------- ------------- -------------------------- ------------
(1)  Excludes  outstanding  principal of $457.4  million for loans  serviced for which there is no capitalized mortgage servicing rights.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                             Nine Months Ended September 30,
                                           -------------------------------
                                               2000               1999
                                           --------------     ------------
Proceeds                                $      734,978     $    1,352,130
Gross realized gains                               624              3,966
Gross realized losses                            1,861              4,465
Related federal and state income
   tax benefit                                    (390)              (164)


(4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                            Three Months Ended           Nine Months Ended
                                                      ----------------------------------------------------------
                                                       September 30,  September 30,   September 30,   September 30,
                                                            2000           1999            2000           1999
                                                      ----------------------------------------------------------
Numerator:
   Net income                                           $  25,637       $  22,736     $  74,644     $  66,029
   Preferred stock dividends                                  375             375         1,125         1,125
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                        25,262          22,361        73,519        64,904
----------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                  375             375         1,125         1,125
----------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
  to common stockholders after assumed conversion       $  25,637       $  22,736     $  74,644     $  66,026
----------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
     -weighted    average shares                       49,058,328      49,068,809    49,106,905    49,002,358
   Effect of dilutive securities:
     Employee stock options (1)                           323,280         626,770       319,143       691,489
     Convertible preferred stock                        6,149,365       6,149,365     6,149,365     6,149,365
----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                        6,472,645       6,776,135     6,468,508     6,840,854
----------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions     55,530,973      55,844,944    55,575,413    55,843,212
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.51         $  0.46       $  1.50       $  1.32
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.46         $  0.41       $  1.34       $  1.18
----------------------------------------------------------------------------------------------------------------
(1)  Employee  stock options to purchase  1,640,647  shares of common stock at a range from $18.18 to $20.52 per share were  outstanding  at  September  30,
     2000 but were not included in the computation of diluted earnings per share since the options' exercise price was greater than the average market price of the common.  At September 30, 1999,  the average  market price of common shares  exceeded  the exercise  price for all  outstanding  employee  stock options.

----------------------------------------------------------------------------------------------------------------

(5)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the Nine months ended September 30, 2000 is as follows:

                                                               Other              Other
                                          Net Interest       Operating          Operating          Average
                                             Revenue         Revenue(1)          Expense           Assets
                                          -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business     $      190,743    $      107,109    $      184,715    $    8,622,859
Total non-reportable lines of business            471            36,751            27,439            28,841
Unallocated items:
   Tax-equivalent adjustment                    5,784                 -                 -                 -
   Funds management                            19,787               927             9,261           159,354
   Eliminations and all others, net           (17,090)              429             2,082          (263,026)
                                          -------------- -- ------------- --- -------------- -- --------------
BOK Financial consolidated             $      199,695    $      145,216    $      223,497    $    8,548,028
                                          ============== == ============= === ============== == ==============
(1)  Excludes securities gains/losses.

Reportable segments reconciliation to the Consolidated Financial Statements for the Nine months ended September 30, 1999 is as follows:

                                                               Other              Other
                                          Net Interest       Operating          Operating          Average
                                             Revenue         Revenue(1)          Expense           Assets
                                          -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business     $      157,249    $       107,434   $        166,874  $      7,406,588
Total non-reportable lines of business          1,056             32,516             25,499            67,136
Unallocated items:
   Tax-equivalent adjustment                    6,552                  -                  -                 -
   Funds management                            20,712                722             10,444           107,940
   Eliminations and all others, net           (14,588)             1,558              3,442         (145,368)
                                          -------------- -- ------------- --- -------------- -- --------------
BOK Financial consolidated             $      170,981    $       142,230   $        206,259  $      7,436,296
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

------------------------------------------------------------------------------------------------------------------------------
NINE MONTH FINANCIAL SUMMARY - UNAUDITED

Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                          For Nine months ended
                                          ------------------------------------------------------------------------------------
                                                      September 30, 2000                           September 30, 1999
                                          -----------------------------------------        -----------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities                      $  2,564,415   $   124,150       6.47%       $  2,359,405  $   106,520      6.04%
  Tax-exempt securities                        267,465        14,404       7.19             297,776       17,130      7.69
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         2,831,880       138,554       6.54           2,657,181      123,650      6.22
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            14,684         1,045       9.51              44,134        1,901      5.76
  Funds sold                                    46,524         2,173       6.24              45,291        1,667      4.92
  Loans(2)                                   4,823,378       329,247       9.12           3,900,878      239,894      8.22
     Less reserve for loan losses               79,508                                       71,004
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      4,743,870       329,247       9.27           3,829,874      239,894      8.37
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(2)                  7,636,958       471,019       8.24           6,576,480      367,112      7.46
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        911,070                                      859,816
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  8,548,028                                 $  7,436,296
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $  1,882,969        39,373       2.79%       $  1,660,558       33,872      2.73%
  Savings deposits                             154,523         2,030       1.75             162,172        2,249      1.85
  Other time deposits                        2,435,860       107,290       5.88           1,908,636       72,031      5.05
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        4,473,352       148,693       4.44           3,731,366      108,152      3.88
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                           2,278,019       109,077       6.40           1,921,536       74,480      5.18
  Subordinated debenture                       148,706         7,770       6.98             147,937        6,947      6.28
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  liabilities     6,900,077       265,540       5.14           5,800,839      189,579      4.37
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                              972,824                                    1,006,552
  Other liabilities                             85,951                                       90,566
  Shareholders' equity                         589,176                                      538,339
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity $ 8,548,028                                 $  7,436,296
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue                        205,479       3.10%                         177,533      3.09%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets                                                     3.59                                       3.61
     Less tax-equivalent adjustment                            5,784                                       6,552
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         199,695                                     170,981
Provision for loan losses                                     11,204                                       8,110
Other operating revenue                                      143,979                                     141,731
Other operating expense                                      223,497                                     206,259
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          108,973                                      98,343
Federal and state income tax                                  34,329                                      32,314
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    74,644                                 $    66,029
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      1.50                                 $      1.32
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.34                                 $      1.18
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2000                            June 30, 2000
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   2,520,917     $  41,135       6.49%    $   2,625,306   $    42,738       6.55%
  Tax-exempt securities                         274,402         4,692       6.80           267,320         5,111       7.69
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          2,795,319        45,827       6.52         2,892,626        47,849       6.65
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             16,873           370       8.72            12,562           315      10.09
  Funds sold                                     47,053           791       6.69            44,731           680       6.11
  Loans (2)                                   5,020,994       118,523       9.39         4,796,948       109,453       9.18
    Less reserve for loan losses                 81,194                                     79,503
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       4,939,800       118,523       9.55         4,717,445       109,453       9.33
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (2)                  7,799,045       165,511       8.44         7,667,364       158,297       8.30
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         910,737                                    920,169
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $   8,709,782                              $   8,587,533
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $   1,916,712        13,684       2.84%    $   1,875,180        12,888       2.76%
  Savings deposits                              151,385           700       1.84           156,369           658       1.69
  Other time deposits                         2,510,655        39,475       6.26         2,431,978        35,252       5.83
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          4,578,752        53,859       4.68         4,463,527        48,798       4.40
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,299,155        38,867       6.73         2,318,426        37,094       6.44
  Subordinated debenture                        148,750         2,704       7.23           148,705         2,552       6.90
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       7,026,657        95,430       5.40         6,930,658        88,444       5.13
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                               974,478                                    989,716
  Other liabilities                              87,439                                     82,438
  Shareholders' equity                          621,208                                    584,721
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'equity   $ 8,709,782                              $   8,587,533
-----------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue                         70,081        3.04%                         69,853        3.17%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets                                                      3.57                                       3.66
   Less tax-equivalent adjustment                               1,934                                      1,983
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           68,147                                     67,870
Provision for loan losses                                       5,031                                      3,534
Other operating revenue                                        49,840                                     47,348
Other operating expense                                        73,964                                     74,917
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            38,992                                     36,767
Federal and state income tax                                   13,355                                     12,573
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    25,637                                $    24,194
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.51                                $      0.48
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.46                                $      0.44
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

-------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2000                         December 31, 1999                      September 30, 1999
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield       Average       Revenue/     Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate       Balance      Expense(1)    /Rate
-------------------------------------------------------------------------------------------------------------------------
  $   2,547,499  $    40,275       6.36%  $   2,453,800   $    38,381       6.21% $    2,456,120 $    37,735      6.10%
        260,593        4,602       7.10         259,760         4,656       7.11         275,749       5,219      7.51
-------------------------------------------------------------------------------------------------------------------------
      2,808,092       44,877       6.43       2,713,560        43,037       6.29       2,731,869      42,954      6.24
-------------------------------------------------------------------------------------------------------------------------
         14,593          360       9.92          17,845           390       8.67          27,606         393      5.65
         47,782          703       5.92          37,650           552       5.82          37,558         495      5.23
      4,650,020      101,271       8.76       4,480,283        97,563       8.64       4,256,430      89,882      8.38
         77,808                                  76,166                                   74,539
-------------------------------------------------------------------------------------------------------------------------
      4,572,212      101,271       8.91       4,404,117        97,563       8.79       4,181,891      89,882      8.53
-------------------------------------------------------------------------------------------------------------------------
      7,442,679      147,211       7.96       7,173,172       141,542       7.83       6,978,924     133,724      7.60
-------------------------------------------------------------------------------------------------------------------------
        909,666                                 922,100                                  890,218
-------------------------------------------------------------------------------------------------------------------------
  $   8,352,345                           $   8,095,272                           $    7,869,142
-------------------------------------------------------------------------------------------------------------------------


  $   1,856,644       12,801       2.77%  $   1,885,730        12,639       2.66% $    1,858,386      12,278      2.62%
        155,848          672       1.73         159,442           721       1.79         167,875         779      1.84
      2,364,126       32,563       5.54       2,206,956        29,109       5.23       2,046,295      26,236      5.09
-------------------------------------------------------------------------------------------------------------------------
      4,376,618       46,036       4.23       4,252,128        42,469       3.96       4,072,556      39,293      3.83
-------------------------------------------------------------------------------------------------------------------------
      2,216,244       33,116       6.01       2,071,787        29,715       5.69       2,065,207      27,681      5.32
        148,663        2,514       6.80         148,620         2,387       6.37         148,576       2,373      6.34
-------------------------------------------------------------------------------------------------------------------------
      6,741,525       81,666       4.87       6,472,535        74,571       4.57       6,286,339      69,347      4.38
-------------------------------------------------------------------------------------------------------------------------
        954,307                                 977,825                                  969,289
         95,268                                  91,489                                   76,815
        561,245                                 553,423                                  536,699
-------------------------------------------------------------------------------------------------------------------------
  $   8,352,345                           $   8,095,272                           $    7,869,142
-------------------------------------------------------------------------------------------------------------------------
                      65,545       3.08%                        66,971      3.26%                     64,377      3.22%
                                              3.05

                                   3.54                                     3.70                                  3.66
                       1,867                                    1,828                                  1,990
-------------------------------------------------------------------------------------------------------------------------
                      63,678                                   65,143                                 62,387
                       2,639                                    2,255                                  2,142
                      46,791                                   46,721                                 44,835
                      74,616                                   74,257                                 70,755
-------------------------------------------------------------------------------------------------------------------------
                      33,214                                   35,352                                 34,325
                       8,401                                   12,155                                 11,589
-------------------------------------------------------------------------------------------------------------------------
                 $    24,813                              $    23,197                            $    22,736
-------------------------------------------------------------------------------------------------------------------------

                 $      0.50                              $      0.46                            $      0.46
-------------------------------------------------------------------------------------------------------------------------
                 $      0.45                              $      0.42                            $      0.41
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K (A) Exhibits:

               No. 27.0   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BOK FINANCIAL CORPORATION
                                                     -------------------------
                                                      (Registrant)



Date:   November 14, 2000                   /s/ Steven E. Nell
        -----------------                   ------------------
                                            Steven E. Nell
                                            Senior Vice President and
                                            Corporate Controller

                                            /s/ John C. Morrow
                                            ------------------
                                            John C. Morrow
                                            Senior Vice President and Director
                                            of Financial Accounting & Reporting