Form 10-K
period 2000-12-31
BOK FINANCIAL CORP ET AL
filed 2001-03-28
CIK 875357

As filed with the Securities and Exchange Commission on March 28, 2001
 ===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended December 31, 2000 Commission File No. 0-19341

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $153,517,903 as of February 28, 2001.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,297,009 shares of common stock ($.00006 par value) as of the start of business on March 1, 2001.

     List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:

     Part I - Annual Report to  Shareholders  For Fiscal Year Ended December 31,
          2000   (designated   portions   only)
     Part II - Annual Report to Shareholders For Fiscal Year Ended December 31, 2000 (designated portions only)
     Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for April 24, 2001 (designated portions only)
     Part IV - Annual Report to Shareholders For Fiscal Year Ended December 31, 2000 (designated portions only)

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



                                     PART I

       ITEM 1 - BUSINESS

                         General Development of Business

       Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial") are described below. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 10 - 24) in BOK Financial's 2000 Annual Report to Shareholders. Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 35) in BOK Financial's 2000 Annual Report to Shareholders.

                        Narrative Description of Business

       BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial's banking and bank-related activities are primarily performed through Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque N.A., and Bank of Arkansas, N.A. Other significant operating subsidiaries include BOSC, Inc., which is a full-service securities firm with specialized expertise in public and municipal finance and private placements. Other nonbank subsidiary operations are not significant. As of December 31, 2000, BOK Financial and its subsidiaries had 3,003 full-time equivalent employees.

                                Industry Segments

       BOK Financial operates four principal lines of business under its BOk franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which includes banking functions for Bank of Albuquerque, Bank of Arkansas and Bank of Texas. These five principal lines of business combined account for approximately 87% of total revenue. Discussion of these principal lines of business is incorporated by reference to Lines of Business in "Management's Assessment of Operations and Financial Condition " (pages 12 - 14) and Note 16 of "Notes to Consolidated Financial Statements" (pages 48 - 51) in BOK Financial's 2000 Annual Report to Shareholders.

                                   Competition

       The banking industry in each of our markets is highly competitive. BOK Financial, through four subsidiary banks, competes with other banks in obtaining deposits, making loans and providing additional services related to banking. All market share information below is based on share of deposits in specified area.

       BOk is the largest banking subsidiary of BOK Financial. It has the largest market share in Oklahoma and a leading position in eight of the eleven Oklahoma counties in which it operates. BOk competes with two super-regional banks and numerous locally owned banks in both Tulsa and Oklahoma City areas, as well as several locally owned small community banks in every other community in which we do business throughout the rest of the state.

       BOK Financial  competes in the  Dallas-Ft.  Worth  combined  metropolitan area, in the Albuquerque, New Mexico market, and in Fayetteville, Arkansas through subsidiary banks. Bank of Texas competes against numerous financial institutions, including some of the largest in the U.S. Bank of Texas's market share is approximately 2%. Bank of Albuquerque has a number four market share position in the City of Albuquerque behind two super-regional competitors and also competes with several locally-owned smaller community banks. Bank of Arkansas operates as a community bank serving Benton and Washington counties in Arkansas.

                           Supervision and Regulation

       Financial holding companies and banks are extensively regulated under both federal and state law. The following information, to the extent it describes statutory or regulatory provisions, is qualified in its entirety by reference to the particular statutory and regulatory provisions. It is not possible to predict the changes, if any, that may be made to existing banking laws and regulations or whether such changes, if made, would have a materially adverse effect on the business and prospects of BOK Financial, BOk, Bank of Texas, Bank of Albuquerque, or Bank of Arkansas.

       BOK FINANCIAL

       As a financial holding company, BOK Financial is subject to regulation under the BHCA (as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act) and to supervision by the Board of Governors of the Federal Reserve System (the "Reserve Board"). Under the BHCA, BOK Financial files with the Reserve Board quarterly reports and such other additional information as the Reserve Board may require. The Reserve Board may also make examinations of BOK Financial and its subsidiaries.

       The BHCA requires notification to the Reserve Board in any case where a financial holding company proposes to acquire control of more than five percent of the voting shares of any bank, unless it already controls a majority of such voting shares. Additionally, approval must also be obtained before a financial holding company may acquire all or substantially all of the assets of another bank or before it may merge or consolidate with another financial holding company. The BHCA further provides that the Reserve Board shall not approve any such acquisition, merger or consolidation that will substantially lessen competition, tend to create a monopoly or be in restraint of trade, unless it finds the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

       The BHCA also requires a financial holding company to notify the Reserve Board within 30 days of engaging in new activities the Reserve Board has determined to be financial in nature. These activities include dealing in and underwriting debt and equity, operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance underwriter and/or agent; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis. BOKF is already engaged in some of these activities and has so notified the Federal Reserve.

       A financial holding company and its subsidiaries are further prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property or services. Thus, a subsidiary of a financial holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide some additional credit, property or services from or to the financial holding company or any subsidiary thereof or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 2000, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 6.51%, 8.06% and 11.23%, respectively.

       BANK SUBSIDIARIES

       BOk, Bank of Texas, Bank of Albuquerque, and Bank of Arkansas are national banking associations and are subject to the National Banking Act and other federal statutes governing national banks. Under federal law, the Office of the Comptroller of the Currency ("Comptroller") charters and serves as the primary regulator of national banks. In addition, the Comptroller must approve certain corporate or structural changes, including an increase or decrease in capitalization, payment of dividends, change of place of business, establishment of a branch and establishment of an operating subsidiary. The Comptroller performs its functions through national bank examiners who provide the Comptroller with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable laws, rules and regulations. The National Banking Act authorizes the Comptroller to examine every national bank as often as necessary. Although the Comptroller has primary supervisory responsibility for national banks, such banks must also comply with Reserve Board rules and regulations as members of the Federal Reserve System.

       Bank of Arkansas is also subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate. The rate on consumer loans is five percent above the discount rate or seventeen percent, whichever is lower.

       Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 2000, all of BOK Financial Corporation's leverage and risk-based capital ratios were well above the required minimum ratios. Additional discussion regarding regulatory capital is incorporated by reference to
       Note 14 of "Notes to Consolidated Financial Statements" (page 46 - 47) in BOK Financial's 2000 Annual Report to Shareholders.

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

       ITEM 2 - PROPERTIES

       BOK Financial, through BOk, BOk's subsidiaries, Bank of Texas, Bank of Albuquerque and Bank of Arkansas, owns improved real estate that was carried at $82 million, net of depreciation and amortization, as of December 31, 2000. BOK Financial conducts its operations through 65 locations in Oklahoma, 22 locations in Texas, 15 locations in New Mexico, and 3 locations in Arkansas as of December 31, 2000. BOK Financial's facilities are suitable for their respective uses and present needs.

       The information set forth in Notes 5 and 12 of "Notes to Consolidated Financial Statements" (pages 39 and 45, respectively) of BOK Financial's 2000 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.

       ITEM 3 - LEGAL PROCEEDINGS

       The information set forth in Note 12 of "Notes to Consolidated  Financial
       Statements"   (page  45)  of  BOK  Financial's   2000  Annual  Report  to
       Shareholders is incorporated herein by reference.

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2000.

                                     PART II

       ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 2000, common shareholders of record numbered 1,152 with 49,218,502 shares outstanding.

       BOK Financial's quarterly market information follows:

                  First          Second          Third          Fourth
                ------------- -------------- -------------- ---------------
       2000:
         Low      $15.31          $15.63          $16.75        $21.25
         High      20.56           17.56           18.75         17.50

       1999:
         Low      $22.03          $23.75          $18.94        $19.81
         High      25.94           25.75           25.50         21.75

       BOK Financial has continued its common stock repurchase program with authority to repurchase up to 800,000 shares. The purchases were made from time-to-time in accordance with SEC Rule 10(b)18 transactions. Since the original authorization announced in 1998, BOK Financial has repurchased 617,051 shares.

       The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 9), "Table 10 - Selected Quarterly Financial Data" (page 16) and Note 14 of "Notes to Consolidated Financial Statements" (page 46) of BOK Financial's 2000 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 6 - SELECTED FINANCIAL DATA

       The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 9) of BOK Financial's 2000 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 10 - 24), "Annual Financial Summary - Unaudited" (pages 56 - 57) and "Quarterly Financial Summary Unaudited" (pages 58 - 59) of BOK Financial's 2000 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information set forth under the caption "Market Risk" (pages 22 -23) of BOK Financial's 2000 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The supplementary data regarding quarterly results of operations set forth under the caption "Table 10 - Selected Quarterly Financial Data"
       (page 16) of BOK Financial's 2000 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

       ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 2001 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 24, 2001 ("2001 Annual Proxy Statement") is incorporated herein by reference.

       ITEM 11 - EXECUTIVE COMPENSATION

       The information set forth under the caption "Executive Compensation" in BOK Financial's 2001 Annual Proxy Statement is incorporated herein by reference.

       ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2001 Annual Proxy Statement is incorporated herein by reference.

       ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information set forth under the caption "Certain Transactions" in BOK Financial's 2001 Annual Proxy Statement is incorporated herein by reference.

       The information set forth under Note 4 of "Notes to Consolidated Financial Statements" (pages 38 - 39) of BOK Financial's 2000 Annual Report to Shareholders is incorporated herein by reference.

                                     PART IV

       ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (A)(1) List of Financial Statements filed.

       The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                                                                     Exhibit 13
                                                              2000 Annual Report
                           Description                               Page Number

      Consolidated Selected Financial Data                                   9

      Selected Quarterly Financial Data                                     16

      Report of Management on Financial Statements                          25

      Report of Independent Auditors                                        25

      Consolidated Statements of Earnings                                   26

      Consolidated Balance Sheets                                           27

      Consolidated Statements of Changes in Shareholders' Equity         28-29

      Consolidated Statements of Cash Flows                                 30

      Notes to Consolidated Financial Statements                         31-55

      Annual Financial Summary - Unaudited                              56 -57

      Quarterly Financial Summary - Unaudited                            58-59


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

      10.29 Merger Agreement among, BOK Financial Corporation, Park Cities Bancshares, Inc.and CNBT Bancshares, Inc. dated August 18, 2000.

      13.0 Annual Report to Shareholders for the fiscal year ended December 31, 1999. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

      21.0                     Subsidiaries of BOK Financial.

      23.0                     Consent of independent auditors-Ernst & Young LLP

      27.0                     Financial Data Schedule for year ended
                               December 31, 2000.

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

      99.9 Undertakings incorporated by reference into S-8 Registration Statement No. 333-40280 for
                               BOK Financial Corporation Thrift Plan for Hourly Employees, Incorporated by reference to
                               Exhibit 99.9 of Form 10-K for the fiscal year ended December 31, 2000.

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

                                            BOK FINANCIAL CORPORATION

                                              /s/ George B. Kaiser
DATE:   March 27, 2001                     BY:
                                              George B. Kaiser,
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS
/s/ George B. Kaiser                       /s/ Stanley A. Lybarger

George B. Kaiser,                          Stanley A. Lybarger,
Chairman of the Board of Directors         Director, President and Chief
                                           Executive Officer

/s/ Steven E. Nell                         /s/ John C. Morrow

Steven E. Nell,                            John C. Morrow
Executive Vice President and               Senior Vice President and Director of
Chief Financial Officer                    Financial Accounting and Reporting

DIRECTORS

/s/ W. Wayne Allen                         /s/ Robert J. LaFortune
---------------------------------------    -------------------------------------
W. Wayne Allen                             Robert J. LaFortune

                                           /s/ Philip C. Lauinger, Jr.
---------------------------------------    -------------------------------------
C. Fred Ball, Jr.                          Philip C. Lauinger, Jr.

                                           /s/ John C. Lopez
---------------------------------------    -------------------------------------
James E. Barnes                            John C. Lopez

/s/ Sharon J. Bell                         /s/ Frank A. McPherson
---------------------------------------    -------------------------------------
Sharon J. Bell                             Frank A. McPherson

                                           /s/ Steven E. Moore
---------------------------------------    -------------------------------------
Peter C. Boylan, III                       Steven E. Moore

/s/ Luke R. Corbett                        /s/ J. Larry Nichols
---------------------------------------    -------------------------------------
Luke R. Corbett                            J. Larry Nichols

/s/ Robert H. Donaldson                    /s/ Ronald J. Norick
---------------------------------------    -------------------------------------
Robert H. Donaldson                        Ronald J. Norick

                                           /s/ Robert L. Parker, Sr.
---------------------------------------    -------------------------------------
William E. Durrett                         Robert L. Parker, Sr.

/s/ James O. Goodwin                       /s/ James W. Pielsticker
---------------------------------------    -------------------------------------
James O. Goodwin                           James W. Pielsticker

/s/ V. Burns Hargis
---------------------------------------    -------------------------------------
V. Burns Hargis                            James A. Robinson

/s/ Howard E. Janzen                       /s/ L. Francis Rooney, III
---------------------------------------    -------------------------------------
Howard E. Janzen                           L. Francis Rooney, III

/s/ E. Carey Joullian, IV
---------------------------------------
E. Carey Joullian, IV