Form 10-Q
period 2001-03-31
BOK FINANCIAL CORP ET AL
filed 2001-05-15
CIK 875357

As filed with the Securities and Exchange Commission on May 15, 2001
-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2001
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 49,348,025 shares of common stock ($.00006 par value) as of April 30, 2001.
-------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2001

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                               2
      Report of Management on Consolidated
            Financial Statements                                        14
      Consolidated Statements of Earnings - Unaudited                   15
      Consolidated Balance Sheets - Unaudited                           17
      Consolidated Statements of Changes
            in Shareholders' Equity - Unaudited                         18
      Consolidated Statements of Cash Flows - Unaudited                 19
      Notes to Consolidated Financial Statements - Unaudited            20
      Financial Summaries - Unaudited                                   24

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                          26

Signatures                                                              26

MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $27.4 million or $0.49 per diluted common share for the first quarter of 2001 compared to $24.8 million or $0.45 per diluted common share for the first quarter of 2000. Net income for the first quarter of 2000 included $3.0 million from the favorable resolution of an Internal Revenue Service examination. Both net income and earnings per share increased by 26%, excluding the effects of this resolution. The returns on average assets and equity were 1.12% and 15.37%, respectively for the quarter ended March 31, 2001 compared to adjusted returns on average assets and equity of 1.05% and 15.63% for the same period of 2000.

On April 24, 2001, BOK Financial announced a 3% stock dividend payable on or about May 18, 2001. Earnings per share have not been restated for this dividend, see Note 6.

Net interest revenue grew $11.9 million due primarily to a $1.4 billion increase in average earning assets. Fees and commissions increased $7.5 million. All categories of fee income increased in the first quarter of 2001 when compared to the same quarter of 2000. Gains from the sale of securities totaled $13.3 million during the first quarter of 2001. Operating expenses increased $19.2 million to $93.8 million. This increase included a $9.7 million provision for impairment of mortgage servicing rights. The provision for loan loss increased $4.9 million to $7.6 million.

BOK Financial completed its acquisition of CNBT Bancshares, Inc. ("CNBT") during the first quarter of 2001 for $91 million. This acquisition added seven branches in Houston, Texas and increased total assets by approximately $506 million.

Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $77.7 million for the first quarter of 2001 compared to $65.5 million for the first quarter of 2000. Average earning assets increased by $1.4 billion, including $244 million from CNBT. Average loans increased $1.1 billion and now comprise 64% of average earning assets. Average loans were 61% of average earning assets for the first quarter of 2000. Loans generally have higher yields than other types of earning assets therefore, the increase in loans significantly increased net interest revenue. Average interest-bearing liabilities increased $1.3 billion and comprised 81% of all funding sources for both quarters. Table 1 shows how net interest revenue was affected by changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

--------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In Thousands)
                                                   Three months ended
                                                   March 31, 2001/2000
                                           -------------------------------------
                                                           Change Due To (1)
                                                       ------------------------
                                                                       Yield
                                              Change      Volume       /Rate
                                           -------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $  7,291   $  6,004       1,287
  Trading securities                               40         87         (47)
  Loans                                        24,091     23,299         792
  Funds sold                                     (280)      (296)         16
--------------------------------------------------------------------------------
Total                                          31,142     29,094       2,048
--------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits         2,421      1,887         534
  Savings deposits                                (24)       (22)         (2)
  Time deposits                                12,458      8,496       3,962
  Other borrowings                              4,218      5,574      (1,356)
  Subordinated debenture                          (73)       175        (248)
--------------------------------------------------------------------------------
Total                                          19,000     16,110       2,890
--------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          12,142     12,984        (842)
    Increase in tax-equivalent adjustment        (208)
--------------------------------------------------------------------------------
Net interest revenue                         $ 11,934
--------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.54% for both the first quarters of 2001 and 2000 and 3.47% for the fourth quarter of 2000. The yield on average earning assets and the cost of interest bearing liabilities increased by 18 basis points and 23 basis points from the first quarter of 2000 to the first quarter of 2001, respectively, due to increase in market rates during the second half of 2000. The net effect of these changes was offset by an increase in non-interest bearing funding sources.

The yield on average earning assets for the first quarter of 2001 decreased by 40 basis points compared to the fourth quarter of 2000. The cost of interest bearing liabilities decreased 52 basis points for the same period. BOK Financial's interest bearing liabilities react more quickly to changes in interest rates than its earning assets. This causes the net interest margin to increase during periods of declining interest rates.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the first quarter of 2001, this strategy resulted in a 55 basis point decrease in net interest margin. However, this strategy contributed $4.1 million to net interest revenue. Net interest margin, excluding this strategy was 4.09% for the first quarter of 2001. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

Other Operating Revenue

Other operating revenue increased $20.9 million compared to the same quarter of 2000. Total fees and commissions, which are included in other operating revenue, increased $7.5 million. Approximately $742 thousand of this increase was due to the CNBT acquisition, including $556 thousand of fees on deposit accounts. All categories of fees and commissions increased over the same period of 2000. Most notably, mortgage banking revenue increased 38% due to improved conditions for sales of loans originated into the secondary market. Transaction card revenue increased $1.3 million or 15% compared to the same quarter of last year due primarily to increases in both check card revenue and merchant discount fees. Brokerage and trading revenue also increased 15% due primarily to improved performance of securities trading.

Securities gains totaled $13.3 million for the first quarter of 2001, including gains of $11.3 million from a portfolio that management has designated as an economic hedge against the risk of loss in the mortgage servicing portfolio. Additional discussion about the mortgage servicing rights and related hedge portfolio is located in the Market Risk section of this report.

Many of BOK Financial's fee generating activities, such as brokerage and trading activities, trust fees, and mortgage banking revenue are indirectly affected by changes in interest rates. Significant increases in interest rates may tend to decrease the volume of trading activities and may lower the value of trust assets managed, which is the basis for certain fees, but would tend to decrease mortgage loan prepayments and increase the value of loan servicing rights. A corresponding decrease in economic activity would decrease transaction card revenue. Significant decreases in interest rates could have the opposite effect by increasing the fees earned on trading and brokerage activities and trust fees. However, decreasing interest rates could reduce revenue from mortgage loan servicing due to increased prepayment activity.

-----------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In Thousands)
                                                       Three Months Ended
                                 ------------------------------------------------------------
                                    March 31,   Dec. 31,   Sept. 30,    June 30,    March 31,
                                     2001         2000       2000        2000          2000
                                 ------------------------------------------------------------
Brokerage and trading revenue     $  5,100    $  3,978    $  3,451    $  4,219     $   4,426
Transaction card revenue             9,902      10,063      10,739       9,331         8,620
Trust fees and commissions           9,937       9,978      10,072       9,743         9,523
Service charges and fees
  on deposit accounts               11,789      10,929      11,012      10,736        10,255
Mortgage banking revenue            10,833      10,144       9,774       9,427         7,834
Leasing revenue                      1,119       1,377         931       1,192           744
Other revenue                        5,221       5,277       4,371       3,344         4,973
---------------------------------------------------------------------------------------------
  Total fees and commissions        53,901      51,746      50,350      47,992        46,375
---------------------------------------------------------------------------------------------
Gain on student loan sales             521          30          28          38           433
Loss on sale of other assets             -        (148)          -           -             -
Gain (loss) on securities           13,280       3,296        (538)       (682)          (17)
---------------------------------------------------------------------------------------------
  Total other operating revenue   $ 67,702    $ 54,924    $ 49,840    $ 47,348     $  46,791
---------------------------------------------------------------------------------------------


Other Operating Expense

Operating expenses for the first quarter of 2001 increased $19.2 million or 26% compared to the first quarter of 2000. The first quarter of 2001 included operating expenses of $ 4.2 million from CNBT (primarily personnel expense and amortization of intangible assets) and a provision for impairment of mortgage servicing rights of $9.7 million. Excluding the effect of these items, operating expenses increased $5.3 million or 7%. The following discussion of operating expenses excludes these items to improve comparability.

-------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In Thousands)
                                                                    Three Months Ended
                                      -----------------------------------------------------------------
                                         March 31,     Dec. 31,    Sept. 30,     June 30,     March 31,
                                           2001          2000        2000          2000         2000
                                      -----------------------------------------------------------------
Personnel                               $ 39,936    $  37,200    $  35,937     $  35,789    $  37,289
Business promotion                         2,872        1,971        1,941         2,148        2,335
Professional fees/services                 3,057        2,994        2,145         2,161        2,318
Net occupancy & equipment                 10,343        9,568        9,061         8,318        8,500
Data processing & communications           9,373        8,753        8,601         9,087        8,520
FDIC and other insurance                     443          399          403           387          380
Printing, postage and supplies             2,991        2,808        2,546         3,095        2,811
Net (gains) losses and operating
  expenses on repossessed assets              29           (8)        (574)         (118)        (583)
Amortization of intangible
  assets                                   5,027        3,444        3,940         4,016        4,078
Mortgage banking costs                     6,418        5,697        5,600         5,540        5,437
Provision for impairment of mortgage
  servicing rights                         9,723        2,900            -             -            -
Other expense                              3,574        3,592        4,364         4,494        3,531
--------------------------------------------------------------------------------------------------------
  Total                                 $ 93,786    $  79,318    $  73,964     $  74,917    $  74,616
--------------------------------------------------------------------------------------------------------

Personnel costs increased $1.1 million or 3%. Regular compensation (including overtime and temporary assistance) increased $567 thousand or 2% while benefit expense increased $450 thousand or 8%. Average staffing on a full time equivalent ("FTE") basis decreased by 28 employees or 1% while average compensation expense per FTE increased by 4%. Incentive compensation, which varies directly with the performance of the respective business unit over pre-determined targets, increased by 1% to $5.6 million for the first quarter of 2001.

Net occupancy and equipment expense increased $1.4 million or 17% due primarily to a $982 thousand increase in depreciation expense. Data processing and communication expense increased 6% or $537 thousand due primarily to a $357 thousand increase in charges for processing transaction card activity. Mortgage banking costs increased 30% or $1.1 million due primarily to amortization of mortgage servicing rights, which was caused by an increase in loan prepayments.

-------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In Thousands)
                                                                    Three Months Ended
                                      -----------------------------------------------------------------
                                         March 31,   Dec. 31,     Sept. 30,     June 30,     March 31,
                                           2001        2000          2000        2000          2000
                                      -----------------------------------------------------------------

Total other operating expense           $ 93,786    $  79,318     $  73,964    $  74,917    $  74,616
Reorganization costs                           -            -             -            -         (638)
Net gains and operating costs from
   repossessed assets                        (29)           8           574          118          583
Provision for impairment of mortgage
  servicing rights                        (9,723)      (2,900)            -            -            -
-------------------------------------------------------------------------------------------------------
  Total                                 $ 84,034    $  76,426     $  74,538    $  75,035    $  74,561
-------------------------------------------------------------------------------------------------------

LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth line of business, regional banks, which includes all functions for Bank of Arkansas, N.A., Bank of Texas, N.A. (including CNBT), and Bank of Albuquerque, N.A. Other lines of business include the TransFund ATM system and BOSC, Inc., a securities broker-dealer.

Corporate Banking

The Corporate Banking Division, which provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states, contributed $11.0 million or 40% to consolidated net income for the first quarter of 2001. This is compared to $10.3 million or 42% of consolidated net income for the first quarter of 2000. First quarter 2001 had net charge-offs of $2.4 million compared to $126 thousand in the same quarter of 2000.

Table 5  Corporate Banking
              (In Thousands)

                                                   Three months ended March 31,
------------------------------------------------ ------------------------------
                                                      2001              2000
                                                 ---------------     ----------
Revenue from (interest expense) external
   sources                                    $      65,585     $      60,256
Revenue (interest expense) from internal
   sources                                          (29,371)          (30,289)
Operating expense                                    14,351            12,875
Net income                                           10,996            10,317

Average assets                                $   3,808,409     $   3,254,854
Average equity                                      432,539           372,138

Return on assets                                       1.17%             1.29%
Return on equity                                      10.31             11.24
Efficiency ratio                                      39.63             42.96

Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $4.2 million or 15% to consolidated net income for the first quarter of 2001. This is compared to $3.9 million or 16% of consolidated net income for the first quarter of 2000. The increase in contribution to net income from the Consumer Banking Division was due primarily to an increase in the internal interest rate paid for funds provided by this Division.

Table 6  Consumer Banking
(In Thousands)
                                                   Three months ended March 31,
------------------------------------------------ ------------------------------
                                                      2001            2000
                                                 ---------------   ----------
Revenue from (interest expense) external
   sources                                    $     (4,846)    $      (3,621)
Revenue (interest expense) from internal
   sources                                          27,806            24,239
Operating expense                                   14,903            13,686
Net income                                           4,180             3,858

Average assets                                $  2,176,709     $   2,172,435
Average equity                                      64,367            63,312

Return on assets                                      0.78%             0.72%
Return on equity                                     26.34             24.72
Efficiency ratio                                     64.91             66.38

Mortgage Banking

The Mortgage Banking Division contributed $1.9 million or 7% to consolidated net income for the first quarter of 2001. This is compared to a $464 thousand loss for the first quarter of 2000. Revenue from external services increased $8.0 million including $4.0 million of interest on securities held for hedging program. Loan servicing fees were $8.3 million, unchanged from the first quarter of 2000. Gains on loans sold were $2.6 million in 2001 compared to a loss on loans sold of $425 thousand for the same period of 2000. Increase in interest expense from internal services is due to cost to fund growth in assets. Mortgage loans originated during the first quarter of 2001 totaled $211 million compared to $109 million for 2000 due to lower interest rates.

Table 7  Mortgage Banking
(In Thousands)
                                              Three months ended March 31,
-------------------------------------------- ----------------------------
                                                   2001           2000
                                             ---------------   ----------
Revenue from (interest expense) external
   sources                                    $   19,003     $   10,961
Revenue (interest expense) from internal
   sources                                        (6,530)        (2,409)
Operating expense                                 10,959          9,312
Provision for impairment of mortgage
   servicing rights                                9,723              -
Gains (losses) on sales of securities             11,309              -
Net income                                         1,879           (464)

Average assets                                $  590,076     $  325,026
Average equity                                    38,374         27,409

Return on assets                                    1.29%         (0.58)%
Return on equity                                   19.86          (6.87)
Efficiency ratio                                   87.86         108.89

Capitalized mortgage servicing rights totaled $100.5 million compared to $113.0 million at March 31, 2000 and $110.8 million at December 31, 2000. These amounts are net of a valuation allowance of $12.6 million at March 31, 2001 and $2.9 million at December 31, 2000. No valuation allowance was required at March 31, 2000. A provision for impaired servicing rights of $9.7 million was charged against earnings for the first quarter of 2001. The valuation allowance and related provision reflected the effects of declining interest rates on the fair value of the loan servicing rights. The provision for impaired servicing rights was offset by realized gains of $11.3 million in a securities portfolio that management has designated as an economic hedge against the risk of loss in the mortgage servicing portfolio. Additional discussion about the sensitivity of the mortgage loan servicing portfolio to changes in interest rates and the hedging strategy is the Market Risk section.

Trust Services

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $2.2 million or 8% of consolidated net income for the first quarter of 2001. This is compared to $1.9 million or 8% of consolidated net income for the same quarter of 2000. Net revenue from external sources decreased from 2000 due to an increase in interest expense on funds provided by the Trust Services division averaged $414 million at a cost of $4.4 million for the first quarter of 2001 compared to funds provided of $277 million at a cost of $2.3 million in 2000. This increase in funds provided also caused the increase in revenue from internal sources. At March 31, 2001, trust assets with an aggregate market value of $17 billion were subject to various fiduciary arrangements.

Table 8  Trust Services
(In Thousands)
                                                Three months ended March 31,
--------------------------------------------- -----------------------------
                                                      2001          2000
                                                 ------------    ----------
Revenue from (interest expense) external
   sources                                    $      9,734     $    11,000
Revenue (interest expense) from internal
   sources                                           3,638           1,523
Operating expense                                    9,761           9,425
Net income                                           2,206           1,891

Average assets                                $    448,942     $   308,891
Average equity                                      39,632          36,319

Return on assets                                      1.99%          2.48%
Return on equity                                     22.57          21.11
Efficiency ratio                                     73.00          75.26


Regional Banks

Regional banks provide a full range of corporate and consumer banking, trust services, treasury services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $6.5 million or 24% to consolidated net income for the first quarter of 2001. This is compared to $4.5 million or 18% of consolidated net income for the first quarter of 2000.

Table 9  Regional Banks
(In Thousands)
                                                 Three months ended March 31,
------------------------------------------------ -----------------------------
                                                      2001            2000
                                                   -----------    ---------
Revenue from (interest expense) external
   sources                                    $      36,810     $     26,852
Revenue (interest expense) from internal
   sources                                           (2,487)          (3,135)
Operating expense                                    21,206           16,412
Gains (losses) on sales of securities                  (551)               -
Net income                                            6,456            4,472
Tangible net income                                   8,878           14,699

Average assets                                $   3,166,918     $  2,318,626
Average equity                                      377,702          253,384

Tangible return on assets                              1.14%           1.18%
Tangible return on equity                              9.53           10.83
Efficiency ratio                                      61.78           69.20


Average equity assigned to regional banks included both an amount based on management's assessment of risk and an additional amount based on BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity which excludes the amortization of all intangible assets.

INCOME TAXES

Income tax expense totaled $14.9 million for the first quarter of 2001 or 35% of pre-tax income compared to $8.4 million or 25% of pre-tax income for the first quarter of 2000. The Internal Revenue Service closed its examination of 1996 and management completed a review of the various tax issues during the first quarter of 2000. As a result of these events, BOK Financial reduced its tax reserve by $3.0 million. Income tax expense for the first quarter of 2000 was $11.4 million, including $128 thousand tax effect on the transition adjustment to FAS 133, or 34% of pre-tax book income excluding the reduction in this reserve.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at March 31, 2001 totaled $5.9 billion, an increase of $359 million since December 31, 2000. This increase included $184 million from the CNBT acquisition. Energy loans increased $44 million during the quarter and comprised 15% of total loans. The energy category included loans to oil and gas producers which totaled $587 million, loans to borrowers involved in the transportation and sale of oil and gas, and loans to borrowers that manufacture equipment and provide other services to the energy industry.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In Thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2001             2000           2000             2000            2000
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     881,128    $     837,223   $     774,284   $     665,550    $     601,991
  Manufacturing                            507,207          421,046         418,986         389,823          368,337
  Wholesale/retail                         544,097          499,017         450,337         450,681          435,026
  Agricultural                             203,345          185,407         159,099         185,473          184,299
  Services                                 983,454          963,171         901,749         817,871          782,825
  Other commercial and industrial          273,847          342,169         289,787         323,162          310,224
Commercial real estate:
  Construction and land development        321,578          311,700         303,965         291,871          278,551
  Multifamily                              294,548          271,459         268,595         258,658          269,667
  Other real estate loans                  714,640          687,335         676,176         635,089          624,309
Residential mortgage:
  Secured by 1-4 family
    residential properties                 696,033          638,044         597,464         573,346          551,639
  Residential mortgages held for            93,117           48,901          58,888          55,332           42,967
sale
Consumer                                   364,288          312,390         299,199         294,466          269,964
---------------------------------------------------------------------------------------------------------------------
  Total                              $   5,877,282    $   5,517,862   $   5,198,529   $   4,941,322    $   4,719,799
---------------------------------------------------------------------------------------------------------------------

While BOK Financial continues to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Notable loan concentrations by the primary industry of the borrowers are presented in Table
10. Agriculture includes $174 million of loans to the cattle industry. Services included loans totaling $111 million to the healthcare industry, $114 to nursing homes and $67 million to the hotel industry. Approximately 68% of the loan portfolio was attributed to Oklahoma and approximately 22% of the loan portfolio was attributed to Texas. Approximately 41% of commercial real estate loans was secured by property in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 29% of commercial real estate loans was secured by property in Texas. The major components of other commercial real estate loans were office buildings, $258 million and retail facilities, $220 million.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $87 million at March 31, 2001, $83 million at December 31, 2000 and $77.8 million at March 31, 2000. This represented 1.50%, 1.51% and 1.66% of total loans, excluding loans held for sale, at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 11 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------------------------------------------
TABLE 11 - SUMMARY OF LOAN LOSS EXPERIENCE
(In Thousands)
                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                       March 31,       Dec. 31,       Sept. 30,       June 30,         March 31,
                                         2001            2000           2000            2000             2000
                                   --------------------------------------------------------------------------------
Beginning balance                   $      82,655  $      81,445   $      79,405  $      77,828    $      76,234
 Loans charged-off:
  Commercial                                5,484          3,990           1,747          1,165              845
  Commercial real estate                        9              -             615            311              250
  Residential mortgage                        101            139              63             62               21
  Consumer                                  1,698          1,605           1,511          1,329            1,148
-------------------------------------------------------------------------------------------------------------------
  Total                                     7,292          5,734           3,936          2,867            2,264
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 279            396             121            348              261
   Commercial real estate                     359             24             100             39              265
   Residential mortgage                        12              3              17              3              134
   Consumer                                   649            521             707            520              559
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,299            944             945            910            1,219
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)          5,993          4,790           2,991          1,957            1,045
Provision for loan losses                   7,573          6,000           5,031          3,534            2,639
Additions due to acquisitions               2,300              -               -              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $      86,535  $      82,655   $      81,445  $      79,405    $      77,828
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end(1)                           1.50%          1.51%           1.58%          1.63%            1.66%
 Net loan losses (annualized)
  to average loans (1)                       0.42           0.22            0.24           0.16             0.09
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

All significant criticized loans are reviewed quarterly. Written documentation of these reviews is maintained. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At March 31, 2001 specific impairment reserves totaled $6.9 million on loans that totaled $18 million.

The adequacy of the general loan loss reserve is determined primarily through an internally developed migration analysis model. Management uses an eight-quarter aggregate accumulation of net loan losses as the basis for this model. Greater emphasis is placed on net losses in the more recent periods. This model is used to assign general loan loss reserves to commercial loans and capital leases, residential loans, and consumer loans. All loans, capital leases, and letters of credit are allocated a migration factor by this model. Management can override the general allocation only by utilizing a specific allocation based on a measure of impairment of the loan.

A nonspecific reserve for loan losses is maintained for risks beyond those factors specified to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans, overall growth in the loan portfolio, bank regulatory examination results, error potential in either the migration analysis model or in the underlying data, and other relevant factors. A range of potential losses is then determined for each factor identified. At March 31, 2001 the loss potential for the more significant factors was:

Concentration of large loans -      $1.1 million to $2.1 million
Loan portfolio growth and expansion into
  new markets -                     $1.1 million to $2.2 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. These provisions were $7.6 million for the first quarter of 2001, compared to $2.6 million for the first quarter of 2000.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $58 million at March 31, 2001, $44 million at December 31, 2000 and $23 million at March 31, 2000, is presented in Table 12. Nonperforming loans included nonaccrual loans and renegotiated loans and excluded loans 90 days or more past due but still accruing. Newly identified nonaccrual loans totaled $18 million during the first quarter of 2001. This amount included $11 million for one borrower whose acquisition strategy was adversely affected by market conditions. Total nonaccrual loans were decreased by $2.6 million from gross charge-offs and $3.3 million from transfers to other nonperforming assets.

---------------------------------------------------------------------------------------------------------------------
TABLE 12 - NONPERFORMING ASSETS
(In Thousands)
                                                   March 31,      Dec. 31,    Sept. 30,     June 30,      March 31,
                                                     2001          2000         2000          2000          2000
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    46,956   $    37,146   $    34,421  $    21,445   $    13,448
   Commercial real estate                               680           161           169          823         1,629
   Residential mortgage                               2,255         1,855         2,115        2,410         2,555
   Consumer                                             218           499           474          709           970
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           50,109        39,661        37,179       25,387        18,602
Renegotiated loans                                       86            87            88           89             -
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         50,195        39,748        37,267       25,476        18,602
Other nonperforming assets                            7,492         3,851         3,790        3,805         3,972
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    57,687   $    43,599   $    41,057  $    29,281   $    22,574
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
   nonperforming loans                              172.40%       207.95%       219.06%      311.69%       418.39%
 Nonperforming loans to
   period-end loans (2)                               0.87          0.73          0.73         0.52          0.40
---------------------------------------------------------------------------------------------------------------------
Loans past due 90 days  (1)                    $    14,750   $    15,467    $   10,931  $     9,828   $     9,704
---------------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed
       by agencies of the U.S. Government       $     7,277   $     7,616   $     7,369  $     7,363   $     7,623
    Excludes residential mortgages guaranteed
       by agencies of the U.S. Government in
       foreclosure                                   5,276          5,630        5,202         6,817        8,102
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the Nonperforming Assets totals. However, known information causes management to have concerns as to the borrower's ability to comply with the current repayment terms. These potential problem loans totaled $40 million at March 31, 2001 and $24 million at December 31, 2000. Two loans represent $35 million of the total potential problem loans. Both are shared national credits to manufactures with ties to the local Oklahoma economy that have been experiencing financial difficulties.

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

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures included the Federal Reserve Bank's discount rate which affects short-term borrowings and the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing. Additionally, BOK Financial has exposure to the 30-year mortgage rate, which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At March 31, 2001 and 2000, this modeling indicated interest rate sensitivity as follows:

Table 13 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                      200 bp Increase    200 bp Decrease            Most Likely
                                 ---------------------  -------------------- ------------------------
                                 2001      2000          2001       2000         2001          2000
                                 ---------------------  -------------------- ------------------------
Anticipated impact over the next twelve months:
Net interest revenue          $  592    $ (2,521)     $ (3,181)   $ 3,990     $   (860)    $    522
                                 0.2%       (0.9)%        (0.9)%      1.4%        (0.3)%        0.2%
-----------------------------------------------------------------------------------------------------
Net income                    $  370    $ (1,576)     $ (1,988)   $ 2,494     $   (537)    $    326
                                 0.3%       (1.7)%        (1.7)%      2.6%        (0.4)%        0.3%
-----------------------------------------------------------------------------------------------------
Economic value of equity    $(36,867)   $(34,188)     $(42,356)   $(5,025)    $ 27,832     $(13,444)
                                (2.9)%      (3.0)%        (3.3)%     (0.4)%        2.2%        (1.2)%
-----------------------------------------------------------------------------------------------------

The estimated changes in interest rates on net interest revenue, net income, and economic value of equity was within guidelines established by the Board of Directors for all interest rate scenarios. BOK Financial hedges its portfolio of mortgage servicing rights by acquiring mortgage-backed and principal only securities whenever the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. Management may sell these securities to recognize gains when necessary to offset losses on the mortgage servicing rights. At March 31, 2001, securities with a fair value of $196 million and an aggregate unrealized gain of $6.2 million were held for this program. The interest rate sensitivity of the mortgage servicing portfolio and the securities held as hedges is modeled over a range of +/- 50 basis points. At March 31, 2001, the pre-tax results of this modeling are:

Table 14 - Mortgage Servicing Interest Rate Sensitivity
 (Dollars in Thousands)
                                      50 bp increase       50 bp decrease
                                     -----------------    ------------------
Anticipated change in
  Mortgage servicing rights                 $13,220          $ (19,715)
  Hedging instruments                      (15,588)              16,350
                                     -----------------    ------------------
  Net mortgage servicing rights           $ (2,368)           $ (3,365)
                                     -----------------    ------------------

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

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to match interest received or paid on certain long-term, fixed rate loans, certificates of deposit and subordinated debt with other variable rate assets and liabilities. These interest rate swaps are carried at fair value as shown in Table 15. Changes in fair value are recorded in current period income. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. Additionally, management has identified interest rate swaps with a notional amount of $150 million as a fair value hedge against the effect of changes in market interest rates on BOk's long-term, fixed rate debt. At March 31, 2001, the aggregate change in fair value of these interest rate swaps was $3.9 million and the change in fair value of the BOk debt associated with changes in the hedged risk was $4.4 million.


-------------------------------------------------------------------------------
TABLE 15 - INTEREST RATE SWAPS
(In thousands)
                 Notional        Pay            Receive                Fair
                  Amount         Rate            Rate                 Value
              -----------------------------------------------------------------
Expiration:
2001             $ 4,324        5.03%          5.08% (1)          $       (1)
2002              53,000     4.71 - 5.08      6.65 - 6.88                295
2003              52,400         4.88         7.35 - 7.91                150
2004              60,000     4.88 - 5.08      6.98 - 7.36              3,534
2006              91,500     4.88 - 7.26      4.88 - 5.99                (66)
2007             160,000     5.08 - 7.48      4.88 - 6.80 (1)          9,422
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

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading positions. The Risk Management Department monitors trading activity daily and reports to senior management and the Risk Oversight and Audit Committee of the Board of Directors on any exceptions to trading position limits and risk management policy.
BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million, the VAR to $6.5 million. At March 31, 2001, the nominal aggregate trading positions was $37.5 million, the VAR was $618 thousand.

BORROWINGS AND CAPITAL

BOK Financial issued a $30 million subordinated debenture due on March 23, 2008 to its principal shareholder, George B. Kaiser, during the first quarter of 2001. Interest is based on LIBOR plus 1.75% and is payable quarterly. BOK Financial contributed $25 million from the proceeds of this debenture to BOk to support its asset growth and $5 million was retained to fund operating expenses.

The amount of dividends which BOK Financial's subsidiary banks can declare are limited by various banking regulations. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amount of dividends is further restricted by minimum capital requirements. BOk declared and paid a $92 million dividend during the first quarter of 2001 to fund the CNBT acquisition. At March 31, 2001, the subsidiary banks could pay dividends of $20 million under management's most restrictive assessment of capital requirements. BOK Financial has sufficient cash available to fund its short-term obligations.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of BOK Financial's banking subsidiaries exceeded the regulatory definition of well capitalized at March 31, 2001. BOK Financial's capital ratios are presented in Table 16.

--------------------------------------------------------------------------------
TABLE 16 - CAPITAL RATIOS
                             March 31, Dec. 31, Sept. 30, June 30,    March 31,
                               2001      2000      2000     2000        2000
                             ---------------------------------------------------
Average shareholders' equity
  to average assets            7.31%     7.00%     6.89%     6.79%       6.71%
Risk-based capital:
  Tier 1 capital               7.39      8.06      8.14      7.80        7.45
  Total capital               10.89     11.23     11.49     11.15       10.80
Leverage                       5.73      6.51      6.48      6.23        6.06
--------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), subsequently amended by Statements No. 137 and 138. BOK Financial adopted FAS 133 effective January 1, 2001. All derivative instruments are now recognized on the balance sheet at fair value. Derivatives that do not qualify for special hedge accounting treatment are adjusted to fair value through income.

BOK Financial recorded a one-time after-tax transition adjustment that increased income by $236 thousand for the adoption of FAS 133. The pre-tax effect of the fair value adjustments required by FAS 133 since the transition date totaled $646 thousand.

In 1999, the Financial Accounting Standards Board issued a proposed statement of financial accounting standards for business combinations and intangible assets. This standard would eliminate the pooling of interests method of accounting for business combinations. All business combinations initiated after the issuance date of the statement would be accounted for by the purchase method.

In 2001, the Financial Accounting Standards Board issued a limited revision to this proposed standard that addresses accounting for goodwill. This revision would eliminate the requirement to amortize goodwill over an arbitrary period. Goodwill would be carried as an asset and would be tested for impairment when circumstances indicated that the goodwill might be impaired. Other identifiable intangible assets that have finite lives will continue to be amortized.

The pro forma effect of this proposed standard on previously reported earnings are (dollars in thousand, except per share data):

TABLE 17 - TANGIBLE RESULTS
                               Quarters ended March 31,
                              ---------------------------
                                 2001          2000
                            -----------------------------
Net income                     $ 29,538      $ 26,374
Diluted earnings per share         0.53          0.47
Return on average equity          16.57%        18.90%
Return on average assets           1.21          1.27

FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry, and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words, and similar expressions are intended to identify such forward-looking statements. Management judgments relating to, and discussion of the provision and reserve for loan losses involve judgments as to future events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others which BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to, (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.


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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 2000 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

--------------------------------------------------------------------------------
Consolidated Statement of Earnings - UNAUDITED
(In Thousands Except Share Data)
                                                          Three Months Ended
                                                               March 31,
                                                 -------------------------------
                                                     2001              2000
                                                 -------------------------------
Interest Revenue
Loans                                         $   125,104       $   101,038
Taxable securities                                 46,904            40,276
Tax-exempt securities                               3,506             2,967
--------------------------------------------------------------------------------
   Total securities                                50,410            43,243
--------------------------------------------------------------------------------
Trading securities                                    341               360
Funds sold                                            423               703
--------------------------------------------------------------------------------
   Total interest revenue                         176,278           145,344
--------------------------------------------------------------------------------
Interest Expense
Deposits                                           60,891            46,036
Other borrowings                                   37,334            33,116
Subordinated debenture                              2,441             2,514
--------------------------------------------------------------------------------
   Total interest expense                         100,666            81,666
--------------------------------------------------------------------------------
Net Interest Revenue                               75,612            63,678
Provision for Loan Losses                           7,573             2,639
--------------------------------------------------------------------------------
Net Interest Revenue After
   Provision for Loan Losses                       68,039            61,039
--------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                       5,100             4,426
Transaction card revenue                            9,902             8,620
Trust fees and commissions                          9,937             9,523
Service charges and fees on deposit accounts       11,789            10,255
Mortgage banking revenue, net                      10,833             7,834
Leasing revenue                                     1,119               744
Other revenue                                       5,221             4,973
--------------------------------------------------------------------------------
Total fees and commissions revenue                 53,901            46,375
--------------------------------------------------------------------------------
Gain on sale of student loans                         521               433
Securities gains (losses), net                     13,280               (17)
--------------------------------------------------------------------------------
Total other operating revenue                      67,702            46,791
--------------------------------------------------------------------------------
Other Operating Expense
Personnel                                          39,936            37,289
Business promotion                                  2,872             2,335
Professional fees and services                      3,057             2,318
Net occupancy & equipment                          10,343             8,500
Data processing & communications                    9,373             8,520
FDIC and other insurance                              443               380
Printing, postage and supplies                      2,991             2,811
Net (gains) losses and operating expenses of
   repossessed assets                                  29              (583)
Amortization of intangible assets                   5,027             4,078
Mortgage banking costs                              6,418             5,437
Provision for impairment of mortgage
    servicing rights                                9,723                 -
Other expense                                       3,574             3,531
--------------------------------------------------------------------------------
Total other operating expense                      93,786            74,616
--------------------------------------------------------------------------------
Income Before Taxes                                41,955            33,214
Federal and state income tax                       14,789             8,401
--------------------------------------------------------------------------------
Income before cumulative effect of a change
   in accounting principle, net of tax             27,166            24,813
Transition adjustment of adoption of FAS 133          236                 -
--------------------------------------------------------------------------------
Net Income                                    $    27,402       $    24,813
--------------------------------------------------------------------------------

Earnings Per Share:
Basic:
Before cumulative effect of change in
   accounting principle                         $      0.55       $      0.50
Transition adjustment of adoption of FAS 133             -                 -
--------------------------------------------------------------------------------
Net Income                                      $      0.55       $      0.50
--------------------------------------------------------------------------------
Diluted:
Before cumulative effect of change in
   accounting principle                         $      0.49       $      0.45
Transition adjustment of adoption of FAS 133             -                 -
--------------------------------------------------------------------------------
Net Income                                     $       0.49       $      0.45
--------------------------------------------------------------------------------
Average Shares Used in Computation:
   Basic                                         49,298,201        49,185,789
--------------------------------------------------------------------------------
   Diluted                                       55,898,108        55,659,829
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In Thousands Except Share Data)
                                                                   March 31,       December 31,        March 31,
                                                                      2001             2000               2000
                                                                  --------------------------------------------------
ASSETS
Cash and due from banks                                        $      484,380    $      701,424    $      438,256
Funds sold                                                              7,150            49,305            30,685
Trading securities                                                     12,449            39,865            15,043
Securities:
  Available for sale                                                2,205,836         2,105,619         1,832,936
  Available for sale securities pledged to creditors                  748,522           658,201           771,648
  Investments (fair value:  March 31, 2001 - $213,114;
    December 31, 2000 -$233,867;
    March 31, 2000 - $204,519)                                        211,971           233,371           206,365
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                3,166,329         2,997,191         2,810,949
--------------------------------------------------------------------------------------------------------------------
Loans                                                               5,877,282         5,517,862         4,719,799
Less reserve for loan losses                                           86,535            82,655            77,828
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         5,790,747         5,435,207         4,641,971
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           143,001           132,066           120,167
Accrued revenue receivable                                             76,019            74,981            67,850
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: March 31, 2001 - $85,797;
  December 31, 2000 - $80,770;
  March 31, 2000 - $69,370)                                           166,735           109,045           120,934
Mortgage servicing rights, net                                        100,526           110,791           112,998
Real estate and other repossessed assets                                7,492             3,851             3,972
Bankers' acceptances                                                   10,111             6,925            23,730
Other assets                                                           80,686            87,683           163,090
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $   10,045,625    $    9,748,334    $    8,549,645
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,173,363    $    1,243,766    $    1,077,098
Interest-bearing deposits:
  Transaction                                                       2,180,943         1,985,670         1,925,016
  Savings                                                             156,362           143,381           160,233
  Time                                                              3,059,109         2,673,188         2,348,881
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  6,569,777         6,046,005         5,511,228
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,532,320         1,853,073         1,321,498
Other borrowings                                                      887,205           882,204           880,083
Subordinated debentures                                               188,890           148,816           148,682
Accrued interest, taxes and expense                                    78,869            77,860            67,378
Bankers' acceptances                                                   10,111             6,925            23,730
Other liabilities                                                      30,179            29,875            20,098
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               9,297,351         9,044,758         7,972,697
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  March 31, 2001 - 49,848,953;  December 31, 2000
  -  49,706,055; March 31, 2000 -49,462,016)                                3                 3                 3
Capital surplus                                                       280,301           278,882           275,906
Retained earnings                                                     458,417           431,390           357,189
Treasury stock (shares at cost: March 31, 2001 - 512,147;
  December 31, 2000 - 487,553;  March 31, 2000 - 357,181)             (10,684)          (10,044)           (7,844)
Accumulated other comprehensive income (loss)                          20,212             3,320           (48,331)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        748,274           703,576           576,948
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $   10,045,625    $    9,748,334    $    8,549,645
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY - UNAUDITED
(In Thousands)
                                                                 Accumulated
                                                                    Other
                             Preferred Stock    Common   Stock  Comprehensive  Capital  Retained Treasury    Stock
                             -----------------------------------                                 --------------------
                              Shares  Amount   Shares    Amount  Income(loss) Surplus   Earnings  Shares    Amount     Total
                             --------------------------------------------------------------------------------------------------
Balances at December 31,
   1999                       250,000 $   25    49,382  $    3     $(43,577) $274,980   $332,751    316    $(7,018)  $ 557,164
Comprehensive income:
  Net income                        -      -         -       -            -         -     24,813      -         -       24,813
   Other Comprehensive
     income, net of  tax:
     Unrealized gains(loss)
        on securities
        available for sale (1)      -      -         -       -       (4,754)        -          -      -         -       (4,754)
                                                                                                                     ----------
  Total Comprehensive income                                                                                            20,059
                                                                                                                     ----------
Exercise of stock options           -      -        63       -            -       551          -     27         (544)        7
Preferred dividend paid
   in shares of common stock        -      -        17       -            -       375       (375)     -            -         -
Director retainer shares            -      -         -       -            -         -          -      -            -         -
Treasury stock purchase             -      -         -       -            -         -          -     14         (282)     (282)
-------------------------------------------------------------------------------------------------------------------------------

Balance at  March 31, 2000    250,000 $    25   49,462  $      3   $(48,331) $275,906   $357,189    357     $ (7,844)$ 576,948
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
  2000                        250,000 $    25   49,706  $      3    $ 3,320  $278,882   $431,390    488     $(10,044)$ 703,576
Comprehensive income:
  Net income                        -       -        -       -            -         -     27,402      -         -       27,402
  Other Comprehensive
    income, net of  tax:
    Unrealized gains(loss)
       on securities
       available for sale (1)       -       -        -       -       16,892         -          -      -         -       16,892
                                                                                                                     ----------
  Total Comprehensive income                                                                                            44,294
                                                                                                                     ----------
Director retainer shares            -       -        -       -            -         8          -     (4)       68           76
Exercise of stock options           -       -      143       -            -     1,422          -     49    (1,094)         328
Preferred stock dividend
  paid in shares of common stock    -       -        -       -            -       (11)      (375)   (21)      386            -

-------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2001    250,000 $    25   49,849  $      3    $20,212  $280,301   $458,417    512    $(10,684)  $748,274
-------------------------------------------------------------------------------------------------------------------------------

(1)                                             March 31, 2001    March 31, 2000
                                                --------------    --------------
Reclassification adjustments:
  Unrealized gains (losses) on available for
    sale securities                                 $ 25,079       $  (4,767)
  Less:  reclassification adjustment for
gains realized                                         8,187             (13)
        included in net income, net of tax
                                              ----------------------------------
Net unrealized gains (losses) on securities         $ 16,892       $  (4,754)
                                              ----------------------------------


See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
                                                                       Three Months Ended
                                                                            March 31,
                                                              --------------------------------------
                                                                     2001                2000
                                                              --------------------------------------
Cash Flow From Operating Activities:
Net income                                                      $     27,402      $     24,813
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                                            7,573             2,639
  Provision for mortgage servicing rights                              9,723                 -
  Depreciation and amortization                                       15,183            12,406
  Tax reserve reversal                                                     -             3,000
  Net amortization of  security discounts and premiums                (1,823)             (115)
  Net gain on sale of assets                                         (17,173)           (1,805)
  Mortgage loans originated for resale                              (187,637)         (105,853)
  Proceeds from sale of mortgage loans held for resale               146,343           121,594
  Change in trading securities                                        27,416              (310)
  Change in accrued revenue receivable                                (1,038)              (17)
  Change in other assets                                              (2,265)           14,822
  Change in accrued interest, taxes and expense                        1,009             4,947
  Change in other liabilities                                         36,101           (10,021)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             60,814            66,100
----------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                   24,220            12,502
  Proceeds from maturities of available for sale securities          473,109            45,817
  Purchases of investment securities                                  (2,874)           (5,728)
  Purchases of available for sale securities                      (1,579,940)         (120,901)
  Proceeds from sales of available for sale securities             1,186,163            36,300
  Loans originated or acquired net or principal collected           (180,564)         (176,733)
  Proceeds from disposition of assets                                 51,908            43,508
  Purchases of assets                                                (20,197)          (24,426)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                           (73,475)                -
----------------------------------------------------------------------------------------------------
  Net cash used by investing activities                             (121,650)         (189,661)
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
     deposits, money market deposits, and savings accounts          (227,936)          119,013
  Net change in certificates of deposit                              385,921           129,031
  Net change in other borrowings                                    (356,752)          (82,122)
  Purchase of treasury stock                                               -              (282)
  Issuance of preferred, common and treasury stock, net                  404                 7
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           (198,363)          165,647
----------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                             (259,199)           42,086
Cash and cash equivalents at beginning of period                     750,729           426,855
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $    491,530      $    468,941
----------------------------------------------------------------------------------------------------

Cash paid for interest                                          $     95,568      $     76,726
----------------------------------------------------------------------------------------------------
Cash paid for taxes                                             $      2,389      $      2,896
----------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                            $      3,899      $        869
----------------------------------------------------------------------------------------------------
Payment of preferred stock dividends in common stock            $        375      $        375
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1)      ACCOUNTING POLICIES

Basis of Presentation
The accounting and reporting policies of BOK Financial Corporation conform to generally accepted accounting principles and to generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Texas, N.A., and Bank of Albuquerque, N.A. Certain prior period balances have been reclassified to conform with the current period presentation.

Derivative Instruments
Derivative instruments, primarily interest rate swaps and forward sales contracts, are uses as part of an interest rate risk management strategy. Interest rate swaps are used to modify the interest income and expense on certain long-term, fixed rate assets and liabilities. Amounts payable to or receivable from the counterparties are reported in interest income and expense using the accrual method. The fair value of the interest rate swaps is included in other assets or liabilities. Changes in the fair value of interest rate swaps are included in other operating revenue. In certain circumstance, interest rate swaps may be designated as hedges and may qualify for hedge accounting. Changes in the fair value of the hedged asset or liability that are attributable to the hedged risk are reported in other operating revenue. Hedges are considered to be effective if the cumulative fair value adjustments of the interest rate swaps are within a range of 80% to 120% of the cumulative fair value adjustment of the hedged assets or liabilities.

Forward sales contracts are used to hedge existing and anticipated loans in conjunction with mortgage banking activities. The fair value of these contracts is included in determining the adjustment of the loans held for sale portfolio to the lower of cost or market. Changes in the fair value of these contracts are included in other operating revenue.

Additionally, energy swaps are used to assist certain customers in hedging their risk of adverse changes in natural gas and oil prices. BOK Financial serves as an intermediary between its energy customers and the commodities market by arranging fixed price / floating price swaps. Each swap between BOK Financial and its customer is exactly offset by a swap between BOK Financial and the commodities market. Fee income is recognized over the life of the swaps.

(2)      ACQUISITIONS
On January 11, 2001, BOK Financial paid $91 million to acquire all outstanding common shares of CNBT Bancshares, Inc. and its subsidiary Citizen National Bank of Texas in Houston, (collectively "CNBT"). This acquisition was accounted for by the purchase method of accounting. Allocation of the purchase price to the net assets acquired were as follows (in thousands):

           Cash and cash equivalents                  $   17,973
           Securities                                    227,244
           Loans                                         184,461
              Less reserve for loan losses                 2,300
                                                    ----------------
              Loans, net                                 182,161
           Premises and equipment                         11,032
           Core deposit premium                           13,715
           Other assets                                    4,602
                                                    ----------------
           Total assets acquired                         456,727
           Deposits:
              Noninterest bearing                         78,482
              Interest bearing                           287,305
                                                    ----------------
              Total deposits                             365,787
           Borrowed funds                                 41,000
           Other liabilities                               7,495
                                                    ----------------
           Net assets acquired                            42,445
           Less purchase price                            91,448
                                                    ----------------
           Goodwill                                   $   49,003
                                                    ----------------

(3) MORTGAGE BANKING ACTIVITIES
At March 31, 2001, BOk owned the rights to service 91,961 mortgage loans with outstanding principal balances of $6.8 billion, including $205.2 million serviced for BOk. The weighted average interest rate and remaining term was 7.46% and 271 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2001 is as follows:

                                                        Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance           Loss         Net
                                ---------------- ------------ --------------- -------------- ---------------- -----------
Balance at
    December 31, 2000           $     69,238   $    34,448   $   103,686   $     (2,900)     $    10,005   $   110,791
Additions                              1,182         3,085         4,267              -                -         4,267
Amortization expense                  (3,051)       (1,402)       (4,453)             -             (356)       (4,809)
Provision for impairment                                                         (9,723)               -        (9,723)
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Balance at  March 31, 2001      $     67,369   $    36,131   $   103,500   $    (12,623)     $     9,649   $   100,526
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Estimated fair value of
    mortgage servicing
    rights (1)                   $    63,718   $    39,773   $   103,491                                   $   103,491
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------

(1) Excludes approximately $6.5 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at March 31, 2001 follows (in thousands):

                                          Less than
                                            6.50%      6.50% - 7.49%     7.50% - 8.49%      => 8.50%       Total
                                         ------------- ----------------- ----------------- ------------- -------------

Cost less accumulated amortization        $  10,558       $  58,650          $  31,695      $   2,597      $ 103,500
Deferred hedge losses                             -           8,040              1,609              -          9,649
---------------------------------------- ------------- ----------------- ----------------- ------------- -------------
Adjusted cost                             $  10,558       $  66,690          $  33,304      $   2,597      $ 113,149
---------------------------------------- ------------- ----------------- ----------------- ------------- -------------

Fair value                                $  11,065       $  62,717          $  26,169      $   3,540      $ 103,491
---------------------------------------- ------------- ----------------- ----------------- ------------- -------------
Impairment (2)                            $     703      $    4,664          $   7,212      $      44      $  12,623
---------------------------------------- ------------- ----------------- ----------------- ------------- -------------

Outstanding principal of loans
serviced (in millions) (1)                $ 617,500      $3,597,200         $1,885,000      $ 245,400     $6,345,100
---------------------------------------- ------------- ----------------- ----------------- ------------- -------------

(1) Excludes outstanding principal of $407.7 million for loans serviced for which there is no capitalized mortgage servicing rights.
(2)  Impairment   is   determined  by  both  an  interest  rate  and  loan  type
     statification.

(4) DISPOSAL OF AVAILABLE FOR SALE SECURITIES
Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                                  Three Months Ended March 31,
                                             -----------------------------------
                                                     2001                2000
                                             ---------------    ----------------
  Proceeds                                      $  1,186,163     $       36,300
  Gross realized gains                                15,109                 30
  Gross realized losses                                2,475                 47
  Related federal and state income tax expense
     (benefit)                                         4,447                 (4)

(5) EARNINGS PER SHARE
         The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                            Three Months Ended
                                                      --------------------------
                                                         March 31,   March 31,
                                                           2001         2000
                                                      --------------------------
Numerator:
   Net income                                           $  27,402    $  24,813
   Preferred stock dividends                                 (375)        (375)
--------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                        27,027       24,438
--------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                  375          375
--------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common stockholders after assumed conversion      $  27,402    $  24,813
--------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
     -weighted    average shares                       49,298,201   49,185,789
   Effect of dilutive securities:
     Employee stock options                               450,542      324,675
     Convertible preferred stock                        6,149,365    6,149,365
--------------------------------------------------------------------------------
Dilutive potential common shares                        6,599,907    6,474,040
--------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions     55,898,108   55,659,829
--------------------------------------------------------------------------------
Basic earnings per share                               $     0.55    $    0.50
--------------------------------------------------------------------------------
Diluted earnings per share                             $     0.49    $    0.45
--------------------------------------------------------------------------------

(1)  Excludes employee stock options with exercise
     price greater than current market price                    -    1,692,850


(6) SHAREHOLDER'S EQUITY

On April 24, 2001, the Board of Directors of BOK Financial declared a 3% stock dividend payable in shares of BOK Financial common stock. The dividend is payable on May 18, 2001 to shareholders of record on May 7, 2001. Generally accepted accounting principles require earnings per share information to be retroactively restated to reflect the new capital structure upon consummation of a stock dividend. Accordingly, for all financial statements issued after May 18, 2001, earnings per share will be restated as follows:

Fully Diluted Earnings Per Share:

                                          As Reported             Restated
        2000:
               1st Quarter                $     0.45           $     0.43
               2nd Quarter                      0.43                 0.42
               3rd Quarter                      0.46                 0.45
               4th Quarter                      0.46                 0.44
               Year Ended December 31           1.80                 1.75

        2001:  1st Quarter                $     0.49           $     0.48

(7) DERIVATIVE INSTRUMENTS

Interest rate swaps - BOK Financial had interest rate swaps with gross positive fair values of $13.9 million and gross negative fair values of $555 thousand at March 31, 2001. This included swaps with a gross positive fair value of $9.8 million that have been designated as a fair value hedge against the effect of changes in interest rates on BOk's subordinated debenture. The fair value adjustment of the BOk debenture attributable to the hedged risk was $10.0 million. Changes in the fair values of interest rate swaps during the first quarter of 2001, excluding the transition adjustment, increased pre-tax income by $5.0 million, including $3.9 million from the swaps designated as a hedge. Changes in fair value of the BOk subordinated debenture decreased pre-tax income by $4.4 million.

Energy swaps - The gross positive and negative fair values of energy swaps between BOK Financial and its customers and between BOK Financial and the commodities market was $1.9 million at March 31, 2001. The changes in fair value of these contracts had no effect on income.

Forward sales contracts - The fair value adjustments for forward sales contracts reduced pre-tax income by $385 thousand during the first quarter of 2001.

 (8) REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2001 is as follows:

                                                                   Other              Other
                                              Net Interest       Operating          Operating          Average
                                                 Revenue          Revenue            Expense           Assets
                                              --------------------------------------------------------------------

Total reportable lines of business         $       78,845    $       51,255    $       80,903    $   10,191,054
Total non-reportable lines of business                236            13,972            10,136            31,672
Unallocated items:
   Tax-equivalent adjustment                        2,075                 -                 -                 -
   Funds management                                   270             2,658             1,516           141,367
   Eliminations and all others, net                (5,814)             (183)            1,231          (473,380)
                                              --------------------------------------------------------------------

BOK Financial consolidated                 $       75,612    $       67,702    $       93,786    $    9,890,713
                                              ====================================================================

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2000 is as follows:

                                                                   Other              Other
                                              Net Interest       Operating          Operating          Average
                                                 Revenue          Revenue            Expense           Assets
                                              --------------------------------------------------------------------

Total reportable lines of business         $       61,469    $        33,908   $         61,710  $      8,379,832
Total non-reportable lines of business                133             12,472              9,450            29,507
Unallocated items:
   Tax-equivalent adjustment                        1,867                  -                  -                 -
   Funds management                                 4,973                291              2,564           224,827
   Eliminations and all others, net                (4,764)               120                892          (281,821)
                                              --------------------------------------------------------------------

BOK Financial consolidated                 $       63,678    $        46,791   $         74,616  $      8,352,345
                                              ====================================================================


 (9) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2001                            December 31, 2000
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   2,910,580        46,902       6.54%    $   2,654,996   $    43,345       6.49%
  Tax-exempt securities(1)                      282,656         5,266       7.56           276,478         5,172       7.44
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          3,193,236        52,168       6.63         2,931,474        48,517       6.58
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             18,421           400       8.81            18,458           405       8.73
  Funds sold                                     28,063           423       6.11            45,310           788       6.92
  Loans(2)                                    5,737,543       125,362       8.86         5,265,300       125,854       9.51
    Less reserve for loan losses                 86,156                                     83,246


------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       5,651,387       125,362       9.00         5,182,054       125,854       9.66
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      8,891,107       178,353       8.14         8,177,296       175,564       8.54
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         999,606                                    955,024
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $   9,890,713                              $   9,132,320
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
  Transaction deposits                    $   2,133,537        15,222       2.89%    $   1,910,167  $     15,646       3.26%
  Savings deposits                              151,392           648       1.74           143,969           673       1.86
  Other time deposits                         2,960,828        45,021       6.17         2,671,285        43,237       6.44
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          5,245,757        60,891       4.71         4,725,421        59,556       5.01
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,606,177        37,334       5.81         2,503,706        42,080       6.69
  Subordinated debenture                        160,144         2,441       6.18           148,794         2,667       7.13
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       8,012,078       100,666       5.10         7,377,921       104,303       5.62
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,047,267                                  1,002,969
  Other liabilities                             108,514                                     86,403
  Shareholders' equity                          722,854                                    665,027
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $   9,890,713                              $   9,132,320
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)                     77,687        3.04%                      $  71,261        2.92%
  Tax-Equivalent Net Interest  Revenue (1)

     To Earning Assets                                                      3.54                                       3.47
   Less tax-equivalent adjustment (1)                           2,075                                      2,069
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           75,612                                     69,192
Provision for loan losses                                       7,573                                      6,000
Other operating revenue                                        68,066                                     54,924
Other operating expense                                        93,786                                     79,318
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            42,319                                     38,798
Federal and state income tax                                   14,917                                     13,302
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    27,402                                $    25,496
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.55                                $      0.51
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.49                                $      0.46
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

--------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
--------------------------------------------------------------------------------------------------------------------------
             September 30, 2000                         June 30, 2000                          March 31, 2000
--------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
--------------------------------------------------------------------------------------------------------------------------
  $   2,520,917  $    41,135       6.49%  $   2,625,306   $    42,738       6.55% $   2,547,499  $    40,275       6.36%
        274,402        4,692       6.80         267,320         5,111       7.69        260,593        4,602       7.10
--------------------------------------------------------------------------------------------------------------------------
      2,795,319       45,827       6.52       2,892,626        47,849       6.65      2,808,092       44,877       6.43
--------------------------------------------------------------------------------------------------------------------------
         16,873          370       8.72          12,562           315      10.09         14,593          360       9.92
         47,053          791       6.69          44,731           680       6.11         47,782          703       5.92
      5,020,994      118,523       9.39       4,796,948       109,453       9.18      4,650,020      101,271       8.76
         81,194                                  79,503                                  77,808
--------------------------------------------------------------------------------------------------------------------------
      4,939,800      118,523       9.55       4,717,445       109,453       9.33      4,572,212      101,271       8.91
--------------------------------------------------------------------------------------------------------------------------
      7,799,045      165,511       8.44       7,667,364       158,297       8.30      7,442,679      147,211       7.96
--------------------------------------------------------------------------------------------------------------------------
        910,737                                 920,169                                 909,666
--------------------------------------------------------------------------------------------------------------------------
  $   8,709,782                           $   8,587,533                           $   8,352,345
--------------------------------------------------------------------------------------------------------------------------


  $   1,916,712       13,684       2.84%  $   1,875,180        12,888       2.76% $   1,856,644       12,801       2.77%
        151,385          700       1.84         156,369           658       1.69        155,848          672       1.73
      2,510,655       39,475       6.26       2,431,978        35,252       5.83      2,364,126       32,563       5.54
--------------------------------------------------------------------------------------------------------------------------
      4,578,752       53,859       4.68       4,463,527        48,798       4.40      4,376,618       46,036       4.23
--------------------------------------------------------------------------------------------------------------------------
      2,299,155       38,867       6.73       2,318,426        37,094       6.44      2,216,244       33,116       6.01
        148,750        2,704       7.23         148,705         2,552       6.90        148,663        2,514       6.80
--------------------------------------------------------------------------------------------------------------------------
      7,026,657       95,430       5.40       6,930,658        88,444       5.13      6,741,525       81,666       4.87
--------------------------------------------------------------------------------------------------------------------------
        974,478                                 989,716                                 954,307
         87,439                                  82,438                                  95,268
        621,208                                 584,721                                 561,245
--------------------------------------------------------------------------------------------------------------------------
  $   8,709,782                           $   8,587,533                           $   8,352,345
--------------------------------------------------------------------------------------------------------------------------
                   $  70,081       3.04%                      $69,853       3.17%                $    65,545       3.08%
                                              3.05

                                   3.57                                     3.66                                   3.54
                       1,934                                    1,983                                  1,867
--------------------------------------------------------------------------------------------------------------------------
                      68,147                                   67,870                                 63,678
                       5,031                                    3,534                                  2,639
                      49,840                                   47,348                                 46,791
                      73,964                                   74,917                                 74,616
--------------------------------------------------------------------------------------------------------------------------
                      38,992                                   36,767                                 33,214
                      13,355                                   12,573                                  8,401
--------------------------------------------------------------------------------------------------------------------------
                 $    25,637                              $    24,194                            $    24,813
--------------------------------------------------------------------------------------------------------------------------


                 $      0.51                              $      0.48                            $      0.50
--------------------------------------------------------------------------------------------------------------------------
                 $      0.46                              $      0.43                            $      0.45
--------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:
               None.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BOK FINANCIAL CORPORATION
                                              (Registrant)



Date:   May 15, 2001                         /s/ Steven E. Nell
                                             Steven E. Nell
                                             Executive Vice President and
                                             Chief Financial Officer



                                             /s/ John C. Morrow
                                             John C. Morrow
                                             Senior Vice President and  Director
                                             of Financial Accounting & Reporting