Form 10-Q
period 2001-06-30
BOK FINANCIAL CORP ET AL
filed 2001-08-14
CIK 875357

As filed with the Securities and Exchange Commission on August 14, 2001
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2001
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 50,964,349 shares of common stock ($.00006 par value) as of July 31, 2001.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2001

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                                 2
      Report of Management on Consolidated
            Financial Statements                                          16
      Consolidated Statements of Earnings                                 17
      Consolidated Balance Sheets                                         19
      Consolidated Statements of Changes
            in Shareholders' Equity                                       20
      Consolidated Statements of Cash Flows                               21
      Notes to Consolidated Financial Statements                          22
      Financial Summaries - Unaudited                                     25

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                            28

Signature                                                                 28


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $29.0 million or $0.50 per diluted common share for the second quarter of 2001 compared to $24.2 million or $0.42 per diluted common share for the second quarter of 2000. The returns on average assets and equity were 1.14% and 15.33%, respectively for the quarter ended June 30, 2001 compared to returns on average assets and equity of 1.13% and 16.64% for the same period of 2000. Prior year's earnings per share have been restated for a 3% dividend paid in shares of common stock in May 2001.

Net interest revenue grew $11.7 million due primarily to a $1.5 billion increase in average earning assets. Fees and commissions increased $10.5 million. All major categories of fee income increased in the second quarter of 2001 when compared to the same quarter of 2000. Gains from the sale of securities totaled $1.7 million during the second quarter of 2001 compared to losses on the sale of securities of $682 thousand in the second quarter of 2000. Operating expenses increased $11.7 million to $86.6 million. Operating expenses included $4.5 million from Citizens National Bank of Texas, which was acquired in January, 2001. The provision for loan loss increased $5.0 million to $8.5 million.

Net income for the first six months of 2001 totaled $56.4 million, an increase of 15% over the same period of 2000. Diluted earnings per share were $0.98 in 2001 compared to $0.85 in 2000. The returns on average assets and equity were 1.13% and 15.35%, respectively for the six months ended June 30, 2001 compared to returns on average assets and equity of 1.16% and 17.20% for the same period of 2000. The first half of 2000 included a $3.0 million reduction in income tax expense due to the favorable resolution of an Internal Revenue Service examination. Diluted earnings per share were $0.80, return on average equity was 16.14%, and return on average assets was 1.09% excluding the effect of this resolution.

NET INTEREST REVENUE

Net interest revenue on a tax-equivalent basis was $81.9 million for the second quarter of 2001 compared to $69.9 million for the second quarter of 2000. The growth in net interest revenue was due primarily to a $1.5 billion increase in average earning assets. Additionally, the mix of earning assets improved in 2001. Average loans, which generally have higher yields than other types of earning assets, increased $1.1 billion and comprised 64% of average earning assets. Average loans were 62% of average earning assets for the second quarter of 2000. The growth in earning assets was funded by a $1.3 billion increase in average interest-bearing liabilities. Interest bearing liabilities comprised approximately 80% of all funding sources for both quarters. A $174 million increase in capital and a $130 million increase in demand deposits primarily funded the remaining growth in average earning assets. Table 1 shows how net interest revenue was affected by changes in average balances and interest rates for various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.57% for the second quarters of 2001 compared to 3.66% for the second quarter of 2000 and 3.54% for the first quarter of 2001. This reflects the effect of changes in interest rates on BOK Financial's earning assets and interest bearing liabilities. BOK Financial's interest bearing liabilities react more quickly to changes in interest rates than its earning assets. This causes the net interest margin to increase during periods of declining interest rates.

----------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   JUNE 30, 2001/2000                     JUNE 30, 2001/2000
                                           ---------------------------------------------------------------------------
                                                          Change Due To (1)                      Change Due To (1)
                                                       ------------------------               ------------------------
                                                                       Yield                                  Yield
                                              CHANGE      Volume       /Rate         Change      Volume       /Rate
                                           ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $  5,072   $  7,054   $  (1,982)     $  12,363   $  13,094   $     (731)
  Trading securities                               17         91         (74)            57         178        (121)
  Loans                                         7,627     24,519     (16,892)        31,718      47,868     (16,150)
  Funds sold                                     (489)      (361)       (128)          (769)       (676)        (93)
----------------------------------------------------------------------------------------------------------------------
Total                                          12,227     31,303     (19,076)        43,369      60,464     (17,095)
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits           (67)     2,212      (2,279)         2,354       4,130      (1,776)
  Savings deposits                                (89)        (7)        (82)          (113)        (28)        (85)
  Time deposits                                 6,910      8,283      (1,373)        19,368      16,786       2,582
  Other borrowings                             (6,489)     4,643     (11,132)        (2,271)     10,210     (12,481)
  Subordinated debenture                          (56)       591        (647)          (129)        779        (908)
----------------------------------------------------------------------------------------------------------------------
Total                                             209     15,722     (15,513)        19,209      31,877     (12,668)
----------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          12,018   $ 15,581   $  (3,563)        24,160    $ 28,587   $  (4,427)
 Change in tax-equivalent adjustment              271                                   479
----------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                        $  11,747                             $  23,681
----------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the second quarter of 2001, this strategy resulted in a 39 basis point decrease in net interest margin. However, this strategy contributed $7.3 million to net interest revenue. Net interest margin, excluding this strategy was 3.95% for the second quarter of 2001. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

OTHER OPERATING REVENUE

Other operating revenue increased $12.9 million compared to the same quarter of 2000. Total fees and commissions, which are included in other operating revenue, increased $10.5 million. Approximately $760 thousand of this increase was due to the CNBT acquisition, including $570 thousand of fees on deposit accounts. All major categories of fees and commissions increased over the same period of 2000. Most notably, mortgage banking revenue increased $2.5 million or 26% due to improved conditions for sales of loans into the secondary market. Transaction card revenue increased $2.1 million or 22% compared to the same quarter of last year due primarily to increases in both check card revenue and merchant discount fees. Brokerage and trading revenue increased 39% due primarily to improved performance of securities trading.

Securities and derivatives gains totaled $1.7 million for the second quarter of 2001. This included gains of $3.9 million from the general securities portfolio, losses of $1.9 million on a securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights, and losses of $303 thousand from fair value adjustments of derivative instruments. Additional discussion about the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                                             THREE MONTHS ENDED
                                  ---------------------------------------------------------------------
                                       JUNE 30,    March 31,      Dec. 31,     Sept. 30,     June 30,
                                         2001        2001           2000         2000          2000
                                  ---------------------------------------------------------------------
Brokerage and trading revenue       $    5,858  $    5,100     $    3,978   $    3,451    $    4,219
Transaction card revenue                11,411       9,902         10,063       10,739         9,331
Trust fees and commissions              10,679       9,937          9,978       10,072         9,743
Service charges and fees
  on deposit accounts                   12,793      11,789         10,929       11,012        10,736
Mortgage banking revenue                11,900      10,833         10,144        9,774         9,427
Leasing revenue                            901       1,119          1,377          931         1,192
Other revenue                            4,947       5,221          5,277        4,371         3,344
-------------------------------------------------------------------------------------------------------
  Total fees and commissions            58,489      53,901         51,746       50,350        47,992
-------------------------------------------------------------------------------------------------------
Gain on student loan sales                   7         521             30           28            38
Gain on sale of other assets                 -           -           (148)           -             -
Gain (loss) on securities                1,727       13,280         3,296         (538)         (682)
-------------------------------------------------------------------------------------------------------
  Total other operating revenue     $   60,223  $    67,702     $  54,924   $   49,840    $   47,348
-------------------------------------------------------------------------------------------------------

Year-to-date other operating revenue increased $33.8 million to $127.9 million in 2001 compared to the same period of 2000. Fees and commissions increased $18.0 million. Mortgage banking revenue increased $5.5 million or 32% due to improved conditions for sales of loans into the secondary market. Transaction card revenue increased $3.4 million or 19% compared to last year due primarily to increases in both check card revenue and merchant discount fees. Brokerage and trading revenue increased 27% due primarily to improved performance of securities trading. Net securities gains increased $15.7 million due primarily to gains in the mortgage servicing hedge portfolio realized in the first quarter of 2001.

Management expects continued growth in other operating revenue. However, increased competition, market saturation and the level of economic activity could affect the future rate of increase. Additionally, many of BOK Financial's fee generating activities are indirectly affected by changes in interest rates. Increases in interest rates may decrease the volume of trading activities and may lower the value of trust assets managed, which is the basis for certain fees, but would tend to decrease mortgage loan prepayments and increase the value of loan servicing rights. A corresponding decrease in economic activity would decrease transaction card revenue. Significant decreases in interest rates could have the opposite effect by increasing the fees earned on trading and brokerage activities and trust fees. However, decreasing interest rates could reduce revenue from mortgage loan servicing due to increased prepayment activity.

OTHER OPERATING EXPENSE

Operating expenses for the second quarter of 2001 increased $11.7 million or 16% compared to the second quarter of 2000. However, the second quarter of 2001 included operating expenses of $4.5 million from CNBT (primarily personnel expense and amortization of intangible assets). Excluding the effect of CNBT, operating expenses increased $7.2 million or 10%. The following discussion of operating expenses excludes CNBT to improve comparability.

----------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                                      THREE MONTHS ENDED
                                   ---------------------------------------------------------------------
                                       JUNE 30,      March 31,   Dec. 31,        Sept. 30,     June 30,
                                        2001           2001        2000            2000          2000
                                   ---------------------------------------------------------------------
Personnel                          $    40,833   $    39,936  $     37,200   $    35,937   $    35,789
Business promotion                       2,428         2,872         1,971         1,941         2,148
Professional fees and services           3,162         3,057         2,994         2,145         2,161
Occupancy & equipment                   10,767        10,343         9,568         9,061         8,318
Data processing & communications         9,981         9,373         8,753         8,601         9,087
FDIC and other insurance                   443           443           399           403           387
Printing, postage and supplies           3,065         2,991         2,808         2,546         3,095
Net gains and operating
  expenses on repossessed assets           (56)           29            (8)         (574)         (118)
Amortization of intangible assets        5,057         5,027         3,444         3,940         4,016
Mortgage banking costs                   7,140         6,418         5,697         5,600         5,540
Provision for impairment
of mortgage servicing rights              (535)        9,723         2,900             -             -
Other expense                            4,299         3,574         3,592         4,364         4,494
--------------------------------------------------------------------------------------------------------
  Total                            $    86,584   $    93,786  $     79,318   $    73,964   $    74,917
--------------------------------------------------------------------------------------------------------

Personnel costs increased $3.3 million or 9%. Regular compensation (including overtime and temporary assistance) increased $1.4 million or 5% while benefit expense increased $149 thousand or 3%. Average staffing on a full time equivalent ("FTE") basis increased by 72 employees or 2% while average compensation expense per FTE increased 3%. Incentive compensation, which varies directly with the performance of the respective business unit over pre-determined targets, increased by $1.8 million to $5.9 million for the second quarter of 2001.

Net occupancy and equipment expense increased $2.1 million or 25% due primarily to a $1.1 million increase in depreciation expense. This reflects additional investments in facilities and technology improvements over the past two years. Mortgage banking costs increased 29% or $1.6 million due primarily to amortization of mortgage servicing rights, which was caused by an increase in loan prepayments.

---------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                                    THREE MONTHS ENDED
                                      -------------------------------------------------------------
                                          JUNE 30,    March 31,   Dec. 31,   Sept. 30,    June 30,
                                            2001        2001        2000       2000         2000
                                      -------------------------------------------------------------
Total other operating expense           $  86,584    $ 93,786    $  79,318  $  73,964    $ 74,917
Net gains and operating costs from
   repossessed assets                          56         (29)           8        574         118
Provision for impairment of mortgage
   servicing rights                           535      (9,723)      (2,900)         -           -
---------------------------------------------------------------------------------------------------
  Total                                 $  87,175    $ 84,034    $  76,426  $  74,538    $ 75,035
---------------------------------------------------------------------------------------------------

Year-to-date, other operating expenses increased 15% or $22.2 million, excluding $8.6 million of CNBT operating expenses. Operating expenses for the first half of 2001 included a provision for impairment of mortgage servicing rights of $9.2 million. Excluding this provision, operating expenses increased $13.0 million or 9% primarily due to increased personnel expenses, occupancy and equipment expenses, and mortgage-banking costs.

LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma ("BOk") franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth line of business, regional banks, which includes all functions for Bank of Arkansas, N.A., Bank of Texas, N.A. (including CNBT), and Bank of Albuquerque, N.A. Other lines of business include the TransFund ATM system and BOSC, Inc., a securities broker-dealer.

CORPORATE BANKING

The Corporate Banking Division, which provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states, contributed $11.3 million or 39% to consolidated net income for the second quarter of 2001. This is compared to $10.6 million or 44% of consolidated net income for the first quarter of 2000. The increased amount of contribution from the Corporate Banking Division was due primarily to a 15% increase in average assets. The reduction in the percent of consolidated earnings contributed by the Corporate Banking Division reflects the growth in the Regional Banks Division, most notably Bank of Texas. Additionally, the Corporate Banking Division's contribution was reduced by net credit losses, which increased from $184 thousand in the second quarter of 2000 to $2.9 million in the second quarter of 2001.

TABLE 5  CORPORATE BANKING
 (In thousands)

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               2001           2000           2001             2000
                                           ----------- -- ------------ ------------------ -----------
Revenue (expense) from external sources   $    58,045    $    65,175     $   123,616     $   125,432
Revenue (expense) from internal sources       (22,623)       (34,167)        (51,911)        (64,456)
Operating expense                              14,043         13,492          28,394          26,367
Net income                                     11,298         10,591          22,336          20,909

Average assets                            $ 3,832,429    $ 3,318,864     $ 3,818,034     $ 3,286,728
Average equity                                431,242        385,256         431,928         378,697

Return on assets                                  1.18%          1.28%           1.18%         1.28%
Return on equity                                 10.51          11.06           10.43         11.10
Efficiency ratio                                 39.64          43.51           39.60         43.24


CONSUMER BANKING

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $5.0 million or 17% to consolidated net income for the second quarter of 2001. This is compared to $4.6 million or 19% of consolidated net income for the second quarter of 2000. Fee income in the second quarter of 2001 increased 16% to $7.4 million compared to the previous year.

TABLE 6  CONSUMER BANKING
(In thousands)
                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   2001          2000        2001            2000
                                                ------------- -------------- ------------- ------------
Revenue (expense)  from external sources       $   (1,856)   $   (4,750)    $   (6,702)    $   (8,371)
Revenue (expense) from internal sources            25,196        26,455         53,002         50,694
Operating expense                                  14,465        13,454         29,368         27,140
Net income                                          4,989         4,552          9,168          8,410

Average assets                                 $2,182,712    $2,137,439     $2,179,714     $2,154,937
Average equity                                     70,041        58,584         67,251         60,948

Return on assets                                      0.92%         0.86%          0.85%        0.78%
Return on equity                                     28.57         31.25          27.49        27.75
Efficiency ratio                                     61.98         61.99          63.43        64.13

MORTGAGE BANKING

The Mortgage Banking Division contributed $1.9 million or 7% to consolidated net income for the second quarter of 2001. This is compared to $681 thousand or 3% of consolidated net income for the second quarter of 2000. Loan servicing fees were $8.3 million, unchanged from the second quarter of 2000. Gains on loans sold were $3.6 million in 2001 compared to gains on loans sold of $1.1 million for the same period of 2000. Mortgage loans originated during the second quarter of 2001 totaled $293 million compared to $162 million for 2000 due to lower interest rates. Operating expenses increased $1.9 million or 20% due primarily to increased amortization of mortgage servicing rights.

Capitalized mortgage servicing rights totaled $101.4 million at June 30, 2001 compared to $112.1 million at June 30, 2000 and $110.8 million at December 31, 2000. These amounts are net of a valuation allowance of $12.1 million at June 30, 2001 and $2.9 million at December 31, 2000. No valuation allowance was required at June 30, 2000. A valuation allowance is required when the fair value of the loan servicing rights is less than the carrying value for identified risk categories. This generally occurs when interest rate reductions increase the probability that loans will be refinanced or otherwise prepay. BOK Financial maintains a securities portfolio that serves as an economic hedge against this risk. The effect of net losses realized on sales of securities held in the hedge portfolio and reduction in the valuation allowance was $1.4 million for the second quarter of 2001. Additional discussion about the sensitivity of the mortgage loan servicing portfolio to changes in interest rates and the hedging strategy is the Market Risk section.

TABLE 7  MORTGAGE BANKING
(In thousands)
                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             2001           2000         2001            2000
                                          -------------- -------------- -------------- ------------
Revenue (expense) from external sources    $   21,821   $   13,707     $   40,824      $   24,668
Revenue (expense) from internal sources       (6,064)       (3,176)       (12,594)         (5,585)
Operating expense                             11,287         9,395         22,246          18,707
Provision for impairment of mortgage
   servicing rights                             (535)            -          9,188               -
Gains (losses) on sales of securities         (1,922)            -          9,387               -
Net income                                     1,884           681          3,763             217

Average assets                             $  687,089   $  385,206     $  638,590      $  355,116
Average equity                                44,340        31,237         41,369          29,323

Return on assets                                1.10%          0.71%          1.19%         0.12%
Return on equity                               17.04           8.77          18.34          1.49
Efficiency ratio                               81.58          89.21          78.80         98.03

TRUST SERVICES

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $2.8 million or 10% of consolidated net income for the second quarter of 2001. This is compared to $2.5 million or 10% of consolidated net income for the same quarter of 2000. At June 30, 2001, trust assets with an aggregate market value of $17.6 billion were subject to various fiduciary arrangements. BOK Financial has sole or joint discretionary authority over $8.9 billion of trust assets.

TABLE 8  TRUST SERVICES
(In thousands)

                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           2001         2000            2001       2000
                                          --------------------------- -------------------------
Revenue (expense) from external sources  $ 10,639     $ 10,894        $20,373   $  21,894
Revenue (expense) from internal sources     3,466        2,244          7,104       3,767
Operating expense                           9,597        8,895         19,358      18,088
Net income                                  2,755        2,476          4,961       4,509

Average assets                           $481,681     $356,683        $465,343  $ 332,787
Average equity                             40,685       37,279         40,187      36,799

Return on assets                             2.29%        2.78%          2.15%      2.72%
Return on equity                            27.16        26.71          24.89      24.64
Efficiency ratio                            68.04        67.70          70.45      70.49

REGIONAL BANKS

Regional banks provide a full range of corporate and consumer banking, trust services, treasury services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $7.9 million or 27% to consolidated net income for the second quarter of 2001. This is compared to $4.1 million or 17% of consolidated net income for the second quarter of 2000. BOK Financial's operations in Texas, New Mexico and Arkansas contributed $5.3 million, $2.0 million and $619 thousand, respectively, to consolidated net income in the second quarter of 2001. This is compared to net income of $2.8 million, $1.0 million and $309 thousand for the second quarter of 2000.

Average equity assigned to regional banks included both an amount based on management's assessment of risk and an additional amount based on BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity as reflected below:

TABLE 9  REGIONAL BANKS
(In thousands)

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             2001           2000            2001            2000
                                           -------------- ------------------------------- -------------
Revenue (expense) from external sources  $   39,506     $   29,184     $   76,115       $   56,082
Revenue (expense) from internal sources      (2,944)        (3,967)        (4,892)          (7,045)
Operating expense                            22,627         17,871         43,833           34,515
Net income                                    7,874          4,135         15,712            8,491
Tangible net income                          11,687          7,586         23,368           13,859

Average assets                           $3,287,849     $2,401,048     $3,221,471       $2,359,837
Average equity                              408,579        275,110        392,654          264,264

Tangible return on assets                       1.43%          1.27%          1.46%           1.18%
Tangible return on equity                      11.47          11.09          12.00           10.55
Efficiency ratio                               61.89          70.87          61.54           70.39

INCOME TAXES

Income tax expense totaled $15.8 million for the second quarter of 2001 or 35% of pre-tax income compared to $12.6 million or 34% of pre-tax income for the second quarter of 2000. Year-to-date, income tax expense was 35% and 30% of pre-tax income for 2001 and 2000, respectively. The Internal Revenue Service closed its examination of 1996 and management completed a review of the various tax issues during the first quarter of 2000. As a result of these events, BOK Financial reduced its tax reserve by $3.0 million. Income tax expense for the half of 2000 was $24.0 million or 34% of pre-tax book income excluding the reduction in this reserve.

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at June 30, 2001 totaled $6.1 billion, an increase of $181 million since March 31, 2001 and $1.1 billion since June 30, 2000. Commercial and industrial loans increased $152 million during the quarter. This increase was primarily in the services and wholesale/retail sectors of the loan portfolio. During this same period, total commercial real estate loans decreased $48 million, including a $37 million reduction in multifamily real estate loans.

Loans to service industries totaled $1.1 billion or 17% of loan portfolio at June 30, 2001. The services industry included loans totaling $110 million to the healthcare industry, $145 million to nursing homes and $63 million to the hotel industry. Energy loans comprised 15% of total loans. The energy category included loans to oil and gas producers which totaled $640 million, loans to borrowers involved in the transportation and sale of oil and gas, and loans to borrowers that manufacture equipment and provide other services to the energy industry. Other notable loan concentrations by the primary industry of the borrowers are presented in Table 10. Agriculture includes $175 million of loans to the cattle industry. The major components of other commercial real estate loans were office buildings, $246 million and retail facilities, $228 million. At June 30, 2001, loans secured by 1 - 4 family residential properties included $125 million of adjustable rate mortgage loans and $288 million of home improvement and home equity loans.

----------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)
                                        JUNE 30,      March 31,    Dec. 31,      Sept. 30,      June 30,
                                         2001           2001         2000           2000          2000
                                    -----------------------------------------------------------------------
Commercial:
  Energy                             $   885,546    $   881,128   $  837,223    $   774,284    $   665,550
  Manufacturing                          510,421        507,207      421,046        418,986        389,823
  Wholesale/retail                       580,421        544,097      499,017        450,337        450,681
  Agricultural                           202,041        203,345      185,407        159,099        185,473
  Services                             1,059,779        983,454      963,171        901,749        817,871
  Other commercial and industrial        307,062        273,847      342,169        289,787        323,162
Commercial real estate:
  Construction and land development      313,453        321,578      311,700        303,965        291,871
  Multifamily                            257,489        294,548      271,459        268,595        258,658
  Other real estate loans                712,043        714,640      687,335        676,176        635,089
Residential mortgage:
  Secured by 1-4 family
    residential properties               727,579        696,033      638,044        597,464        573,346
  Residential mortgages held for         107,627         93,117       48,901         58,888         55,332
sale
Consumer                                 394,583        364,288      312,390        299,199        294,466
-----------------------------------------------------------------------------------------------------------
  Total                              $ 6,058,044    $ 5,877,282   $5,517,862    $ 5,198,529    $ 4,941,322
-----------------------------------------------------------------------------------------------------------

While BOK Financial continues to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration continues to subject the loan portfolio to the general economic conditions in Oklahoma. Table 11 reflects the distribution of the major categories of the loan portfolio among BOK Financial's principal market areas.

-------------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)

                                  JUNE 30,        March 31,      Dec. 31,        Sept. 30,        June 30,
                                   2001             2001           2000             2000            2000
                              -------------------------------------------------------------------------------
Oklahoma:
   Commercial                  $ 2,571,565    $   2,474,355   $  2,480,825    $   2,275,402    $   2,246,304
   Commercial real estate          710,098          754,709        768,232          763,498          728,317
   Residential mortgage            596,651          541,755        458,395          431,377          402,852
   Consumer                        285,951          259,345        250,298          244,636          239,329
                              -------------------------------------------------------------------------------
     Total Oklahoma            $ 4,164,265    $   4,030,164   $  3,957,750    $   3,714,913    $   3,616,802
                              -------------------------------------------------------------------------------
Texas:
   Commercial                  $   722,403    $     684,648   $    549,505    $     556,921    $     460,690
   Commercial real estate          350,881          361,192        299,357          276,438          260,409
   Residential mortgage            140,176          144,699        122,082          117,771          117,540
   Consumer                         98,341           95,502         53,397           46,238           44,899
                              -------------------------------------------------------------------------------
     Total Texas               $ 1,311,801    $   1,286,041   $  1,024,341    $     997,368    $     883,538
                              -------------------------------------------------------------------------------
Albuquerque:
   Commercial                  $   201,713    $     180,822   $    167,023    $     115,549    $      85,060
   Commercial real estate          133,159          133,383        118,492          126,260          112,303
   Residential mortgage             93,608           97,800        101,920          102,757          103,881
   Consumer                          7,810            6,678          6,107            5,652            6,837
                              -------------------------------------------------------------------------------
     Total Albuquerque         $   436,290    $     418,683   $    393,542    $     350,218    $     308,081
                              -------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                  $    49,589    $      53,253   $     50,680    $      46,370    $      40,506
   Commercial real estate           88,847           81,482         84,413           82,540           84,589
   Residential mortgage              4,771            4,896          4,548            4,447            4,405
   Consumer                          2,481            2,763          2,588            2,673            3,401
                              -------------------------------------------------------------------------------
     Total Northwest Arkansas  $   145,688    $     142,394   $    142,229    $     136,030    $     132,901
                              -------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $90 million at June 30, 2001, $83 million at December 31, 2000 and $79 million at June 30, 2000. This represented 1.51%, 1.51% and 1.63% of total loans, excluding loans held for sale, at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.


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

All significant criticized loans are reviewed quarterly. Written documentation of these reviews is maintained. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At June 30, 2001 specific impairment reserves totaled $3.2 million on loans that totaled $15 million.

-------------------------------------------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                 THREE MONTHS ENDED
                                   --------------------------------------------------------------------------------
                                        JUNE 30,       March 31,      Dec. 31,        Sept. 30,        June 30,
                                         2001            2001           2000            2000             2000
                                   --------------------------------------------------------------------------------
Beginning balance                   $      86,535  $      82,655   $      81,445  $      79,405    $      77,828
 Loans charged-off:
  Commercial                                4,514          5,484           3,990          1,747            1,165
  Commercial real estate                        -              9               -            615              311
  Residential mortgage                         68            101             139             63               62
  Consumer                                  1,575          1,698           1,605          1,511            1,329
-------------------------------------------------------------------------------------------------------------------
  Total                                     6,157          7,292           5,734          3,936            2,867
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 391            279             396            121              348
   Commercial real estate                     150            359              24            100               39
   Residential mortgage                        13             12               3             17                3
   Consumer                                   607            649             521            707              520
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,161          1,299             944            945              910
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)          4,996          5,993           4,790          2,991            1,957
Provision for loan losses                   8,497          7,573           6,000          5,031            3,534
Additions due to acquisitions                   -          2,300               -              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $      90,036  $      86,535   $      82,655  $      81,445    $      79,405
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.51%        1.50%           1.51%           1.58%             1.63%
 Net loan losses (annualized)
  to average loans (1)                       0.34         0.42            0.22            0.24              0.16
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

A nonspecific reserve for loan losses is maintained for risks beyond those factors specified to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans and overall growth in the loan portfolio. Additional risk factors considered in the evaluation of the allowance for loan losses included bank regulatory examination results and error potential in either the migration analysis model or in the underlying data. A range of potential losses is then determined for each factor identified. At June 30, 2001 the loss potential for the more significant factors was:

Concentration of large loans -      $1.3 million to $2.5 million
Loan portfolio growth and
    expansion into new markets -    $1.5 million to $3.0 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. These provisions were $8.5 million for the second quarter of 2001, compared to $3.5 million for the second quarter of 2000. The provision for loan losses for the first half of 2001 was $16.1 million compared to $6.2 million for the first half of 2000.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $56 million at June 30, 2001, $44 million at December 31, 2000 and $29 million at June 30, 2000, is presented in Table 13. Nonperforming loans included nonaccrual loans and renegotiated loans and excluded loans 90 days or more past due but still accruing. Quarterly changes in nonaccrual loans are also presented in Table 13. During the second quarter of 2001, newly identified nonperforming loans totaled $5.9 million. Nonperforming loans was reduced by $3.7 million for cash payments received and $3.4 million for charge-offs.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)
                                                   JUNE 30,      March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2001          2001         2000          2000          2000
                                             ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    41,752   $    46,956   $    37,146  $    34,421   $    21,445
   Commercial real estate                             2,899           680           161          169           823
   Residential mortgage                               3,362         2,255         1,855        2,115         2,410
   Consumer                                             217           218           499          474           709
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           48,230        50,109        39,661       37,179        25,387
Renegotiated loans                                       85            86            87           88            89
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         48,315        50,195        39,748       37,267        25,476
Other nonperforming assets                            7,305         7,492         3,851        3,790         3,805
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    55,620   $    57,687   $    43,599  $    41,057   $    29,281
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               186.35%       172.40%       207.95%      219.06%       311.69%
 Nonperforming loans to
  period-end loans (2)                                0.82          0.87          0.73         0.73          0.52
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    10,040   $    14,750    $    15,467 $     10,931  $     9,828
---------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government
                                                $     6,649   $     7,277   $     7,616  $     7,369   $     7,363
    Excludes residential mortgages guaranteed
     by agencies of the U.S. Government in
     foreclosure.                                    5,509          5,276         5,630        5,202         6,817
(2) Excludes residential mortgage loans held for sale

---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. However, known information causes management to have serious doubts as to the borrower's ability to comply with the current repayment terms. These potential problem loans totaled $52 million at June 30, 2001 and $24 million at December 31, 2000. Potential problem loans increased $12 million during the second quarter of 2001 due to loans to a nursing home that is experiencing cash flow difficulties.

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

INTEREST RATE RISK MANAGEMENT (OTHER THAN TRADING)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures included the Federal Reserve Bank's discount rate which affects short-term borrowings and the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing. Additionally, BOK Financial has exposure to the 30-year mortgage rate, which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At June 30, 2001 and 2000, this modeling indicated interest rate sensitivity as follows:

TABLE 14 - INTEREST RATE SENSITIVITY
 (Dollars in Thousands)

                                      200 bp Increase               200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -----------------------
                                     2001         2000            2001          2000             2001        2000
                                 ------------- ------------    ------------ --------------    ------------ ----------
Anticipated impact over the next twelve months:
   Net interest revenue               $ 5,998      $ 1,245        $(7,379)        $ (609)        $(2,197)      $ 486
                                          1.7%         0.4%          (2.1)%         (0.2)%          (0.6)%       0.2%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------
   Net income                         $ 3,749       $  778        $(4,612)        $ (380)        $(1,373)      $ 304
                                          2.8%         0.8%          (3.4)%         (0.4)%          (1.0)%       0.3%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------
   Economic value of equity          $(22,319)    $(25,019)      $(59,828)      $(43,938)        $ 3,690    $ 5,926
                                         (1.7)%       (2.1)%         (4.5)%         (3.7)%           0.3%       0.5%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ------------ ----------

The estimated changes in interest rates on net interest revenue, net income, and economic value of equity was within guidelines established by the Board of Directors for all interest rate scenarios.

BOK Financial hedges its portfolio of mortgage servicing rights by acquiring mortgage-backed and principal only securities whenever the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. Management may sell these securities and to recognize gains when necessary to offset losses on the mortgage servicing rights. At June 30, 2001, securities with a fair value of $270 million and an aggregate unrealized loss of $1.0 million were held for this program. The interest rate sensitivity of the mortgage servicing portfolio and the securities held as hedges is modeled over a range of +/- 50 basis points. At June 30, 2001, the pre-tax results of this modeling are:

                                           50 BP INCREASE    50 BP DECREASE
Anticipated change in:
Mortgage servicing rights                   $  13,085         $  (19,325)
Hedging securities                             ( 8,960)            8,140
                                          ----------------- -----------------
   Net                                      $    4,125        $  (11,185)
                                          ----------------- -----------------

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

DERIVATIVE INSTRUMENTS

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to match interest received or paid on certain long-term, fixed rate loans, certificates of deposit and subordinated debt with other variable rate assets and liabilities. These interest rate swaps are carried at fair value as shown in Table 15. Changes in fair value are recorded in current period income. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties. During the second quarter of 2001, BOK Financial terminated interest rate swaps with a notional amount of $150 million that had been designated as a fair value hedges against the effect of changes in market interest rates on BOk's long-term, fixed rate debt. The fair value adjustment of the hedged debt was $8.1 million when the rate swaps were terminated. This adjustment will reduce interest expense on the BOk debt over its remaining term.


--------------------------------------------------------------------------------
TABLE 15 - INTEREST
RATE SWAPS
(In thousands)
                    Notional          Pay              Receive           Fair
                     Amount           Rate              Rate            Value
                ----------------------------------------------------------------
Expiration:
  2002           $20,000,000    3.84 - 3.86 (1)      6.65 - 6.88     $ 230,647
  2003             7,400,000        3.84 (1)             7.5             5,798
  2004            60,000,000    3.84 (1) - 3.86      6.98 - 7.36     3,106,416
  2006           141,500,000    3.84 (1) - 7.26    3.84 (1) - 5.99    (888,996)
  2007            10,000,000          7.48            3.84 (1)        (374,987)
  2009             5,656,000    2.59 (1) - 4.75    2.59 (1) - 4.75           -
  2011            49,058,797      5.21 - 5.51          3.86(1)         388,349
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

BOK Financial is an intermediary for its energy-producing customers that want to hedge the risk of changing prices. Fixed price vs. floating price swap contracts are executed between BOK Financial and its customers. BOK Financial then executes offsetting fixed price vs. floating price swap contracts with energy dealers. The gross positive and negative fair values of these contracts each totaled $24 million. The fair values of these contracts are included in other assets and other liabilities.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million, the VAR to $6.5 million. At June 30, 2001, the nominal aggregate trading positions was $35.2 million, the VAR was $458 thousand.


--------------------------------------------------------------------------------
TABLE 16 - CAPITAL RATIOS
                            JUNE 30,   March 31,   Dec. 31,   Sept. 30, June 30,
                              2001        2001       2000       2000      2000
                            ----------------------------------------------------
Average shareholders' equity
  to average assets           7.42%       7.31%      7.00%       6.89%     6.79%
Risk-based capital:
  Tier 1 capital              7.59        7.39       8.06        8.14      7.80
  Total capital              11.02       10.89      11.23       11.49     11.15
Leverage                      5.85        5.73       6.51        6.48      6.23


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

BOK Financial recorded a one-time after-tax transition adjustment that increased income by $236 thousand for the adoption of FAS 133. The effect of the fair value adjustments required by FAS 133 since the transition date increased income before taxes by $344 thousand.

In 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminated the pooling of interests method of accounting for business combinations. All business combinations initiated after June 30, 2001 will be accounted for by the purchase method.

FAS 142 eliminated the requirement to amortize goodwill over an arbitrary period. Goodwill will be carried as an asset and tested for impairment at least annually or when circumstances indicate that the goodwill might be impaired. Other identifiable intangible assets that have finite lives will continue to be amortized. FAS 142 will become effective for BOK Financial on January 1, 2002.

The pro forma effect of this proposed standard on previously reported earnings are (dollars in thousand, except per share data):


TABLE 17 - TANGIBLE RESULTS
                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                            ----------------------------------------------------
                               2001         2000         2001           2000
                            ----------------------------------------------------
Net income                  $ 31,215     $ 25,825      $ 60,754      $ 52,199
Diluted earnings per share      0.54         0.45          1.05          0.91
Return on average equity       16.51%       17.76%        16.54%        18.32%
Return on average assets       1.22%        1.21%         1.22%         1.24%


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

---------------------------------------------- --- ------------- --- ------------- --- ------------ --- -------------
CONSOLIDATED STATEMENT OF EARNINGS
(In Thousands Except Share Data)
                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                   ----------------------------    -------------------------
                                                       2001           2000          2001           2000
                                                   -------------- -------------    ---------- --------------
INTEREST REVENUE
Loans                                           $   116,835    $   109,198       $  241,939     $  210,236
Taxable securities                                   47,078         42,737           93,982         83,013
Tax-exempt securities                                 3,866          3,384            7,372          6,351
---------------------------------------------- --- -------------- ------------- ------------- --------------
   Total securities                                  50,944         46,121          101,354         89,364
---------------------------------------------- --- -------------- ------------- ------------- --------------
Trading securities                                      300            315              641            675
Funds sold                                              191            680              614          1,383
---------------------------------------------- --- -------------- ------------- ------------- --------------
   Total interest revenue                           168,270        156,314          344,548        301,658
---------------------------------------------- --- -------------- ------------- ------------- --------------
INTEREST EXPENSE
Deposits                                             55,552         48,798          116,443         94,834
Other borrowings                                     30,605         37,094           67,939         70,210
Subordinated debenture                                2,496          2,552            4,937          5,066
---------------------------------------------- --- -------------- ------------- ------------- --------------
   Total interest expense                            88,653         88,444          189,319        170,110
---------------------------------------------- --- -------------- ------------- ------------- --------------
NET INTEREST REVENUE                                 79,617         67,870          155,229        131,548
PROVISION FOR LOAN LOSSES                             8,497          3,534           16,070          6,173
---------------------------------------------- --- -------------- ------------- ------------- --------------
NET INTEREST REVENUE AFTER PROVISION FOR
   LOAN LOSSES                                       71,120         64,336          139,159        125,375
---------------------------------------------- --- -------------- ------------- ------------- --------------
OTHER OPERATING REVENUE
Brokerage and trading revenue                         5,858          4,219           10,958          8,645
Transaction card revenue                             11,411          9,331           21,313         17,951
Trust fees and commissions                           10,679          9,743           20,616         19,266
Service charges and fees on deposit accounts         12,793         10,736           24,582         20,991
Mortgage banking revenue, net                        11,900          9,427           22,733         17,261
Leasing revenue                                         901          1,192            2,020          1,936
Other revenue                                         4,947          3,344           10,168          8,317
---------------------------------------------- --- -------------- ------------- ------------- --------------
TOTAL FEES AND COMMISSIONS REVENUE                   58,489         47,992          112,390         94,367
---------------------------------------------- --- -------------- ------------- ------------- --------------
Gain on sale of student loans                             7             38              528            471
Financial instrument gains (losses), net              1,727           (682)          15,007           (699)
---------------------------------------------- --- -------------- ------------- ------------- --------------
TOTAL OTHER OPERATING REVENUE                        60,223         47,348          127,925         94,139
---------------------------------------------- --- -------------- ------------- ------------- --------------
OTHER OPERATING EXPENSE
Personnel                                            40,833         35,789           80,769         73,078
Business promotion                                    2,428          2,148            5,300          4,483
Professional fees and services                        3,162          2,161            6,219          4,479
Occupancy & equipment                                10,767          8,318           21,110         16,818
Data processing & communications                      9,981          9,087           19,354         17,608
FDIC and other insurance                                443            387              886            767
Printing, postage and supplies                        3,065          3,095            6,056          5,906
Net gains and operating expenses on
   repossessed assets                                   (56)          (118)             (27)          (701)
Amortization of intangible assets                     5,057          4,016           10,084          8,094
Mortgage banking costs                                7,140          5,540           13,558         10,977
Provision for impairment of mortgage
    servicing rights                                   (535)             -            9,188              -
Other expense                                         4,299          4,494            7,873          8,024
---------------------------------------------- --- -------------- ------------- ------------- --------------
Total other operating expense                        86,584         74,917          180,370        149,533
---------------------------------------------- --- -------------- ------------- ------------- --------------
INCOME BEFORE TAXES                                  44,759         36,767           86,714         69,981
Federal and state income tax                         15,778         12,573           30,567         20,974
---------------------------------------------- --- -------------- ------------- ------------- --------------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE, NET OF TAX              28,981         24,194           56,147         49,007
Transition adjustment of adoption of FAS 133              -              -              236              -
---------------------------------------------- --- -------------- ------------- ------------- -------------
NET INCOME                                      $    28,981    $    24,194       $   56,383     $   49,007
---------------------------------------------- --- -------------- ------------- ---------- ----------------
EARNINGS PER SHARE:
Basic:
Before cumulative effect of change in
    accounting principle                        $      0.56     $    0.47        $     1.09      $    0.95
Transition adjustment of adoption of FAS 133           -             -                    -              -
---------------------------------------------- --- ---------------- ------------ ------------ -------------
Net Income                                      $      0.56          0.47        $     1.09      $    0.95
---------------------------------------------- --- ---------------- ------------ ------------ -------------
Diluted:
Before cumulative effect of change in
    accounting principle                        $      0.50          0.42        $     0.98      $    0.85
Transition adjustment of adoption of FAS 133           -             -                    -              -
---------------------------------------------- --- ---------------- ------------ ------------ -------------
Net Income                                      $      0.50      $   0.42        $     0.98      $    0.85
---------------------------------------------- --- ---------------- ---------- -- ------------ ------------
AVERAGE SHARES USED IN COMPUTATION:
   Basic                                         50,874,172    50,685,695        50,835,385     50,689,709
---------------------------------------------- --------------------------------------------- --------------
   Diluted                                       57,805,474    57,338,299        57,693,230     57,350,142
---------------------------------------------- --------------------------------------------- --------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                    JUNE 30,       December 31,         June 30,
                                                                      2001             2000               2000
                                                                  --------------------------------------------------
ASSETS
Cash and due from banks                                        $      527,547    $      701,424    $      438,921
Funds sold                                                              4,900            49,305           112,636
Trading securities                                                     20,719            39,865            20,051
Securities:
  Available for sale                                                2,040,405         2,105,619         1,791,182
  Available for sale securities pledged to creditors                  918,795           658,201           755,884
  Investment (fair value:  JUNE 30, 2001 - $237,839;
    December 31, 2000 -$233,867;
    June 30, 2000 - $226,248)                                         236,706           233,371           227,449
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                3,195,906         2,997,191         2,774,515
--------------------------------------------------------------------------------------------------------------------
Loans                                                               6,058,044         5,517,862         4,941,322
Less reserve for loan losses                                           90,036            82,655            79,405
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         5,968,008         5,435,207         4,861,917
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           142,682           132,066           125,492
Accrued revenue receivable                                             64,874            74,981            68,258
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: JUNE 30, 2001 - $90,854;
  December 31, 2000 - $80,770;
  June 30, 2000 - $73,386)                                            162,105           109,045           116,918
Mortgage servicing rights, net                                        101,439           110,791           112,091
Real estate and other repossessed assets                                7,305             3,851             3,805
Bankers' acceptances                                                    7,036             6,925            58,617
Other assets                                                           82,948            87,683           126,002
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $   10,285,469    $    9,748,334    $    8,819,223
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,230,814    $    1,243,766    $    1,119,690
Interest-bearing deposits:
  Transaction                                                       2,212,888         1,985,670         1,840,828
  Savings                                                             155,872           143,381           155,263
  Time                                                              2,981,414         2,673,188         2,485,127
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  6,580,988         6,046,005         5,600,908
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                        1,558,822         1,853,073         1,448,879
Other borrowings                                                    1,037,455           882,204           877,512
Subordinated debenture                                                186,744           148,816           148,727
Accrued interest, taxes and expense                                    76,153            77,860            59,363
Bankers' acceptances                                                    7,036             6,925            58,617
Other liabilities                                                      62,951            29,875            19,352
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               9,510,149         9,044,758         8,213,358
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  JUNE 30, 2001 - 51,339,485  December 31, 2000
  -  49,706,055; June 30, 2000 - 49,479,553)                                3                 3                 3
Capital surplus                                                       314,525           278,882           276,005
Retained earnings                                                     452,133           431,390           381,007
Treasury stock (shares at cost: JUNE 30, 2001 - 435,027;
  December 31, 2000 - 487,553;  June 30, 2000 - 378,579)               (9,233)          (10,044)           (8,109)
Accumulated other comprehensive income (loss)                          17,867             3,320           (43,066)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        775,320           703,576           605,865
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $   10,285,469    $    9,748,334    $    8,819,223
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)


                                                            Accumulated
                         Preferred Stock   Common Stock       Other                          Treasury Stock
                       ------------------------------------ Comprehensive Capital  Retained -----------------
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares   Amount      Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 1999     250,000   $  25     49,382  $    3    $(43,577) $274,980    $332,751     316   $(7,018)  $557,164
   Other Comprehensive
     income, net of tax:
     Unrealized gains(loss)
      on securities
      available for sale (1)  -        -         -        -       511         -           -       -        -          511
                                                                                                                -----------
    Comprehensive income                                                                                           49,518
                                                                                                                -----------
Exercise of stock             -        -        77        -         -       594           -      27     (546)          48
options
Preferred stock               -        -         -        -         -         -          (1)      -        -           (1)
dividend
Director retainer             -        -         4        -         -        60           -      (5)      98          158
shares
Treasury stock                -        -         -        -         -         -           -      58   (1,022)      (1,022)
purchase
Dividends paid in
   shares of common
   stock:
   Preferred stock            -        -        17        -         -       371        (750)    (18)     379            -
---------------------------------------------------------------------------------------------------------------------------
Balance at
  June 30, 2000         250,000   $   25    49,480   $    3  $(43,066) $276,005    $381,007     378   $(8,109)  $ 605,865
---------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2000     250,000   $   25    49,706   $    3   $ 3,320  $278,882    $431,390     488  $(10,044)   $703,576
Comprehensive income:
   Net income                 -         -        -        -         -         -      56,383       -        -       56,383
   Other Comprehensive
     income, net of tax:
     Unrealized gains(loss)
      on securities
      available for sale (1)  -         -        -        -    14,547         -           -       -        -       14,547
                                                                                                                -----------
    Comprehensive income                                                                                           70,930
                                                                                                                -----------
Exercise of stock             -         -      237        -         -     2,513           -      79   (1,832)         682
options
Director retainer             -         -        -        -         -        26           -      (7)     126          152
shares
Dividends paid in
   shares of common
   stock:
  Common stock                -         -    1,515        -         -    32,740     (34,890)     15    2,131          (20)
  Preferred stock             -         -        -        -         -       364        (750)    (21)     386            -
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  JUNE 30, 2001         250,000    $   25   51,458   $    3  $ 17,867 $ 314,525    $452,133   $ 554  $(9,233)   $ 775,320
---------------------------------------------------------------------------------------------------------------------------

(1)                                            JUNE 30, 2001      JUNE 30, 2000
                                               -------------      -------------
Reclassification adjustments:
  Unrealized (gains) losses on available for      $  37,045       $       (76)
sale securities
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities       (12,966)               26
    Reclassification adjustment for (gains)
    losses realized included in net income,         (14,664)              699
    net of tax
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)             5,132              (238)
    losses
                                               --------------------------------
Net unrealized losses on securities               $  14,547         $     511
                                               --------------------------------

-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                  -------------------------------------
                                                                         2001               2000
                                                                  -------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                         $     56,383      $     49,007
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                              16,070             6,173
  Provision for mortgage servicing rights                                 9,188                 -
  Transition adjustment of adoption of FAS 133                             (236)                -
  Unrealized losses from financial instruments                            7,677                 -
  Depreciation and amortization                                          33,579            25,456
  Tax reserve reversal                                                        -            (3,000)
  Net amortization of financial instrument discounts and premiums        (2,320)           (1,649)
  Net gain on sale of assets                                            (23,917)           (3,231)
  Mortgage loans originated for resale                                 (479,645)         (242,956)
  Proceeds from sale of mortgage loans held for resale                  428,283           303,862
  Change in trading securities                                           19,146            (5,318)
  Change in accrued revenue receivable                                   10,107            40,870
  Change in other assets                                                 27,398           (30,358)
  Change in accrued interest, taxes and expense                          (1,835)             (967)
  Change in other liabilities                                             2,304            24,937
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               102,182           162,826
-------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                      37,331            27,419
  Proceeds from maturities of available for sale securities             668,447           177,467
  Purchases of investment securities                                    (42,829)          (41,945)
  Purchases of available for sale securities                         (2,651,451)         (542,081)
  Proceeds from sales of available for sale securities                2,055,505           393,405
  Proceeds from sales of investment securities                            2,040               175
  Loans originated or acquired net or principal collected              (352,552)         (443,726)
  Proceeds from disposition of assets                                    63,692            44,201
  Purchases of assets                                                   (45,114)          (32,634)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                              (73,475)                -
-------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                (338,406)         (417,719)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts              (139,030)           72,447
  Net change in certificates of deposit                                 306,158           265,277
  Net change in other borrowings                                       (180,000)           42,688
  Issuance of subordinated debenture                                     30,000                 -
  Purchase of treasury stock                                                  -            (1,022)
  Common stock dividend                                                     (19)                -
  Preferred stock dividend                                                    -                (1)
  Issuance of preferred, common and treasury stock, net                     833               206
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                17,942           379,595
-------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                (218,282)          124,702
Cash and cash equivalents at beginning of period                        750,729           426,855
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    532,447      $    551,557
-------------------------------------------------------------------------------------------------------

CASH PAID FOR INTEREST                                             $    183,316      $    168,170
-------------------------------------------------------------------------------------------------------
CASH PAID FOR TAXES                                                $     21,086      $     28,353
-------------------------------------------------------------------------------------------------------
NET LOANS TRANSFERRED TO REPOSSESSED REAL ESTATE
    AND OTHER ASSETS                                               $      4,639      $      1,214
-------------------------------------------------------------------------------------------------------
PAYMENT OF DIVIDENDS IN COMMON STOCK                               $     35,640      $        750
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation conform to accounting principles generally accepted in the United States and generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Texas, N.A., Bank of Albuquerque, N.A., and BOSC, Inc. Certain prior period balances have been reclassified to conform with the current period presentation.


(2) MORTGAGE BANKING ACTIVITIES

At June 30, 2001, BOk owned the rights to service 89,952 mortgage loans with outstanding principal balances of $6.6 billion, including $230.6 million serviced for BOk. The weighted average interest rate and remaining term was 7.42% and 270 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the six months ending June 30, 2001 is as follows:

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                ---------------- ------------ --------------- -------------- ---------------- -----------

Balance at December 31, 2000    $     69,238   $    34,448   $   103,686   $     (2,900)     $    10,005   $   110,791
Additions                              2,311         7,700        10,011              -                -        10,011
Amortization expense                  (6,388)       (3,075)       (9,463)             -             (712)      (10,175)
Provision for impairment                   -             -             -         (9,188)               -        (9,188)
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
BALANCE AT  JUNE 30, 2001       $     65,161   $    39,073   $   104,234   $    (12,088)     $     9,293   $   101,439
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Estimated fair value of
    mortgage servicing
    rights (1)                   $    60,265   $    44,030   $   104,295              -                -   $   104,295
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------

(1) Excludes approximately $6.4 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at June 30, 2001 follows (in thousands):

                                               < 6.50%      6.50% - 7.49%    7.50% - 8.49%    => 8.50%      Total
                                           ---------------- --------------- ---------------- ----------- -------------
Cost less accumulated amortization          $  11,477       $     60,267     $     29,839    $    2,651  $   104,234
Deferred hedge losses                               -              7,888            1,405             -        9,293
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Adjusted cost                               $  11,477       $     68,155     $     31,244    $    2,651  $   113,527
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                  $  11,566       $     64,601     $     24,785    $    3,343  $   104,295
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment                                 $    1,000       $       4,492   $       6,559    $       37  $     12,088
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced(1)   $643,700         $3,623,200       $1,745,500      $225,900   $6,238,300
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $383.2 million for loans serviced for which there is no capitalized mortgage servicing rights.

 (3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              SIX MONTHS ENDED JUNE 30,
                                           -------------------------------
                                               2001               2000
                                           --------------     ------------
Proceeds                                $    2,055,505     $      393,405
Gross realized gains                            20,396                187
Gross realized losses                            5,732                886
Related federal and state income
   tax expense (benefit)                         5,132               (238)


(4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          --------------------------- -------------------------
                                                            JUNE 30,     June 30,       JUNE 30,    June 30,
                                                              2001         2000           2001        2000
                                                          --------------------------- -------------------------
Numerator:
   Net income                                               $  28,981   $   24,194      $  56,383   $   49,007
   Preferred stock dividends                                      375          375            750          750
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            28,606       23,819         55,633       48,257
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375            750          750
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common stockholders after assumed conversion          $  28,981   $   24,194      $  56,383    $  49,007
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                        50,874,172   50,685,695     50,835,385   50,689,709
   Effect of dilutive securities:
     Employee stock options (1)                               597,456      318,758        523,999      326,587
     Convertible preferred stock                            6,333,846    6,333,846      6,333,846    6,333,846
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            6,931,302    6,652,604      6,857,845    6,660,433
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         57,805,474   57,338,299     57,693,230   57,350,142
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.56   $     0.47        $  1.09    $    0.95
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.50   $     0.42        $  0.98    $    0.85
---------------------------------------------------------------------------------------------------------------
(1)  Excludes employee stock options with exercise price            -    1,692,850              -    1,696,207
     greater than current market price
---------------------------------------------------------------------------------------------------------------

(5)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2001 is as follows:

                                                                   OTHER              OTHER
                                              NET INTEREST       OPERATING          OPERATING          AVERAGE
                                                 REVENUE         REVENUE(1)          EXPENSE           ASSETS
                                              -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business         $      161,495    $       83,440    $      152,387    $   10,323,152
Total non-reportable lines of business                438            29,383            21,079            29,859
Unallocated items:
   Tax-equivalent adjustment                        4,329                 -                 -                 -
   Funds management                                   917              (220)            3,949           243,036
   Eliminations and all others, net               (11,950)              315             2,955          (537,871)
                                              -------------- -- ------------- --- -------------- -- --------------

BOK Financial consolidated                 $      155,229    $      112,918    $      180,370    $   10,058,176
                                              ============== == ============= === ============== == ==============

(1) Excludes securities gains/losses.

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2000 is as follows:

                                                                   OTHER              OTHER
                                              NET INTEREST       OPERATING          OPERATING          AVERAGE
                                                 REVENUE         REVENUE(1)          EXPENSE           ASSETS
                                              -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business         $      127,073    $        70,007   $        124,817  $      8,489,405
Total non-reportable lines of business                246             23,901             18,650            28,228
Unallocated items:
   Tax-equivalent adjustment                        4,329                  -                  -                 -
   Funds management                                10,592                603              4,506           217,594
   Eliminations and all others, net               (10,692)               327              1,560         (266,453)
                                              -------------- -- ------------- --- -------------- -- --------------

BOK Financial consolidated                 $      131,548    $        94,838   $        149,533  $      8,468,774
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

-----------------------------------------------------------------------------------------------------------------------------
SIX MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                          FOR SIX MONTHS ENDED
                                         ------------------------------------------------------------------------------------
                                                        JUNE 30, 2001                                June 30, 2000
                                          -----------------------------------------        -----------------------------------
                                              AVERAGE        REVENUE/     YIELD           Average       Revenue/     Yield
                                              BALANCE       EXPENSE(1)    /RATE           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
ASSETS
  Taxable securities                      $  2,955,669   $    93,982       6.41%       $  2,586,403  $    83,013      6.45%
  Tax-exempt securities                        302,915        11,107       7.39             264,114        9,713      7.40
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         3,258,584       105,089       6.50           2,850,517       92,726      6.54

------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            17,488           732       8.44              13,577          675     10.00
  Funds sold                                    22,612           614       5.48              46,257        1,383      6.01
  Loans(2)                                   5,841,522       242,442       8.37           4,723,484      210,724      8.97
     Less reserve for loan losses               88,000                                       78,655
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      5,753,522       242,442       8.50           4,644,829      210,724      9.12
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(2)                  9,052,206       348,877       7.77           7,555,180      305,508      8.13
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                      1,005,970                                      913,594
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $ 10,058,176                                 $  8,468,774
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Transaction deposits                    $  2,178,434        28,043       2.60%       $  1,865,912       25,689      2.77%
  Savings deposits                             152,860         1,217       1.61             156,109        1,330      1.71
  Other time deposits                        2,985,489        87,183       5.89           2,398,052       67,815      5.69
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        5,316,783       116,443       4.42           4,420,073       94,834      4.31
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                           2,629,722        67,939       5.21           2,267,335       70,210      6.23
  Subordinated debenture                       173,797         4,937       5.73             148,684        5,066      6.85
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                  8,120,302       189,319       4.70           6,836,092      170,110      5.00
liabilities(2)
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                            1,083,632                                      971,988
  Other liabilities                            113,424                                       87,615

  Shareholders' equity                         740,818                                      573,079
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'  $ 10,058,176                                 $  8,468,774
equity
------------------------------------------------------------------------------------------------------------------------------
   TAX-EQUIVALENT NET INTEREST                               159,558       3.07%                         135,398      3.13%
REVENUE(1)(3)
  TAX-EQUIVALENT NET INTEREST REVENUE
(1)(3)
     TO EARNING ASSETS                                                     3.55                                       3.60
     Less tax-equivalent adjustment                            4,329                                       3,850
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                         155,229                                     131,548
Provision for loan losses                                     16,070                                       6,173
Other operating revenue (3)                                  128,289                                      94,139
Other operating expense                                      180,370                                     149,533
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                           87,078                                      69,981
Federal and state income tax (3)                              30,695                                      20,974
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $    56,383                                 $    49,007
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  NET INCOME
    Basic                                                $       1.09                                $      0.95
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $       0.98                                $      0.85
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

(2) The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Includes cumulative effect of transition adjustment in adopting FAS 133 in first quarter 2001.
     (3) Yield/Rate excludes $1,468 million of non-recurring collection of foregone interest in June 30, 1998.


------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         FOR THREE MONTHS ENDED
                                         -------------------------------------------------------------------------------------
                                                        JUNE 30, 2001                               March 31, 2001
                                         ------------------------------------------      -------------------------------------
                                              AVERAGE        REVENUE/     YIELD          Average        Revenue/     Yield
                                              BALANCE       EXPENSE(1)    /RATE          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
ASSETS
  Taxable securities                      $   3,012,148   $    47,080       6.27%    $    2,910,580  $    46,902       6.54%
  Tax-exempt securities                         310,517         5,841       7.54            282,656        5,266       7.56
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          3,322,665        52,921       6.39          3,193,236       52,168       6.63
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             16,566           332       8.04             18,421          400       8.81
  Funds sold                                     17,221           191       4.45             28,063          423       6.11
  Loans(2)                                    5,944,358       117,080       7.90          5,737,543      125,362       8.86
    Less reserve for loan losses                 89,824                                      86,156
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       5,854,534       117,080       8.02          5,651,387      125,362       9.00
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      9,210,986       170,524       7.43          8,891,107      178,353       8.14
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,010,404                                     999,606
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  10,221,390                              $    9,890,713
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Transaction deposits                    $   2,222,838        12,821       2.31%    $    2,133,537       15,222       2.89%
  Savings deposits                              154,312           569       1.48            151,392          648       1.74
  Other time deposits                         3,009,880        42,162       5.62          2,960,828       45,021       6.17
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          5,387,030        55,552       4.14          5,245,757       60,891       4.71
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,653,008        30,605       4.63          2,606,177       37,334       5.81
  Subordinated debenture                        187,299         2,496       5.35            160,144        2,441       6.18
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       8,227,337        88,653       4.32          8,012,078      100,666       5.10
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,119,597                                   1,047,267
  Other liabilities                             116,200                                     108,514
  Shareholders' equity                          758,256                                     722,854
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  10,221,390                              $    9,890,713
Equity
------------------------------------------------------------------------------------------------------------------------------
  TAX-EQUIVALENT NET INTEREST REVENUE                         81,871        3.11%                         77,687        3.04%
  TAX-EQUIVALENT NET INTEREST  REVENUE
     TO EARNING ASSETS                                                      3.57                                       3.54
   Less tax-equivalent adjustment                               2,254                                      2,075
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                           79,617                                     75,612
Provision for loan losses                                       8,497                                      7,573
Other operating revenue (3)                                    60,223                                     68,066
Other operating expense                                        86,584                                     93,786
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                            44,759                                     42,319
Federal and state income tax (3)                               15,778                                     14,917
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $    28,981                                $    27,402
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  NET INCOME
    Basic                                                 $      0.56                                $      0.53
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.50                                $      0.48
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Includes cumulative effect of transition adjustment in adopting FAS 133 in first quarter 2001.
     (3) Yield/Rate excludes $1,468 million of non-recurring collection of foregone interest in June 30, 1998.

-------------------------------------------------------------------------------------------------------------------------

                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2000                      September 30, 2000                        June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $  2,654,996   $    43,345       6.49%  $    2,520,917  $    41,135       6.49% $    2,625,306 $    42,738      6.55%
       276,478         5,172       7.44          274,402        4,692       6.80         267,320       5,111      7.69
-------------------------------------------------------------------------------------------------------------------------
     2,931,474        48,517       6.58        2,795,319       45,827       6.52       2,892,626      47,849      6.65
-------------------------------------------------------------------------------------------------------------------------
        18,458           405       8.73           16,873          370       8.72          12,562         315     10.09
        45,310           788       6.92           47,053          791       6.69          44,731         680      6.11
     5,265,300       125,854       9.51        5,020,994      118,523       9.39       4,796,948     109,453      9.18
        83,246                                    81,194                                  79,503
-------------------------------------------------------------------------------------------------------------------------
     5,182,054       125,854       9.66        4,939,800      118,523       9.55       4,717,445     109,453      9.33
-------------------------------------------------------------------------------------------------------------------------
     8,177,296       175,564       8.54        7,799,045      165,511       8.44       7,667,364     158,297      8.30
-------------------------------------------------------------------------------------------------------------------------
       955,024                                   910,737                                 920,169
-------------------------------------------------------------------------------------------------------------------------
  $  9,132,320                            $    8,709,782                          $    8,587,533
-------------------------------------------------------------------------------------------------------------------------


  $  1,910,167        15,646       3.26%  $    1,916,712       13,684       2.84% $    1,875,180      12,888      2.76%
       143,969           673       1.86          151,385          700       1.84         156,369         658      1.69
     2,671,285        43,237       6.44        2,510,655       39,475       6.26       2,431,978      35,252      5.83
-------------------------------------------------------------------------------------------------------------------------
     4,725,421        59,556       5.01        4,578,752       53,859       4.68       4,463,527      48,798      4.40
-------------------------------------------------------------------------------------------------------------------------
     2,503,706        42,080       6.69        2,299,155       38,867       6.73       2,318,426      37,094      6.44
       148,794         2,667       7.13          148,750        2,704       7.23         148,705       2,552      6.90
-------------------------------------------------------------------------------------------------------------------------
     7,377,921       104,303       5.62        7,026,657       95,430       5.40       6,930,658      88,444      5.13
-------------------------------------------------------------------------------------------------------------------------
     1,002,969                                   974,478                                 989,716
        86,403                                    87,439                                  82,438
       665,027                                   621,208                                 584,721
-------------------------------------------------------------------------------------------------------------------------
  $  9,132,320                            $    8,709,782                          $    8,587,533
-------------------------------------------------------------------------------------------------------------------------
                       71,261      2.92%                       70,081       3.04%                     69,853      3.17%
                                              3.05
                                   3.47                                     3.57                                  3.66
                       2,069                                    1,934                                  1,983
-------------------------------------------------------------------------------------------------------------------------
                      69,192                                   68,147                                 67,870
                       6,000                                    5,031                                  3,534
                      54,924                                   49,840                                 47,348
                      79,318                                   73,964                                 74,917
-------------------------------------------------------------------------------------------------------------------------
                      38,798                                   38,992                                 36,767
                      13,302                                   13,355                                 12,573
-------------------------------------------------------------------------------------------------------------------------
                 $    25,496                              $    25,637                            $    24,194
-------------------------------------------------------------------------------------------------------------------------


                 $      0.50                              $      0.50                            $      0.47
-------------------------------------------------------------------------------------------------------------------------
                 $      0.44                              $      0.45                            $      0.42
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K (A) Exhibits:
               No. 27.0   Financial Data Schedule filed herewith electronically.

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended June 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOK FINANCIAL CORPORATION
                                            -------------------------
                                             (Registrant)



Date:   AUGUST 14, 2000                     /S/ STEVEN E. NELL
        -------------------                 ---------------------------
                                            Steven E. Nell
                                            Executive Vice President
                                            and Chief Financial Officer



                                            /S/ JOHN C. MORROW
                                            John C. Morrow
                                            ---------------------------
                                            Senior Vice President and Director
                                            of Financial Accounting & Reporting