Form 10-Q
period 2001-09-30
BOK FINANCIAL CORP ET AL
filed 2001-11-14
CIK 875357

As filed with the Securities and Exchange Commission on November 14, 2001
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2001
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 51,095,830 shares of common stock ($.00006 par value) as of October 31, 2001.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2001

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                                   2
      Report of Management on Consolidated
            Financial Statements                                            17
      Consolidated Statements of Earnings                                   18
      Consolidated Balance Sheets                                           20
      Consolidated Statements of Changes
            in Shareholders' Equity                                         21
      Consolidated Statements of Cash Flows                                 22
      Notes to Consolidated Financial Statements                            23
      Financial Summaries - Unaudited                                       26

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                              29

Signature                                                                   29


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $29.8 million or $0.51 per diluted common share for the third quarter of 2001 compared to $25.6 million or $0.45 per diluted common share for the third quarter of 2000. Prior year's earnings per share have been restated for a 3% dividend paid in shares of common stock in May 2001. The returns on average assets and equity were 1.16% and 14.82%, respectively for the quarter ended September 30, 2001 compared to 1.17% and 16.42% for the same period of 2000. Returns on average equity excluding accumulated comprehensive income, which consists primarily of unrealized gains and losses on available for sale securities, were 15.25% and 15.46% for the third quarter of 2001 and 2000, respectively.

Net interest revenue grew $16.4 million due primarily to an increase in average earning assets of $1.4 billion. Fees and commissions revenue grew $7.1 million with increases in all major categories of fee income in the third quarter of 2001 compared to the same quarter 2000. Gains on sales of financial instruments included gains on sales of securities used to hedge the mortgage servicing portfolio. The net impact of these gains and the provision for impairment of the mortgage servicing portfolio was a loss of $764 thousand. Excluding the securities gains on this hedge, net gains on sales of financial instruments was $4.2 million. Operating expenses increased $6.2 million or 8% excluding $8.2 million from Citizens National Bank of Texas, which was acquired in January 2001 and $15.2 million provision for impairment of mortgage servicing rights. The provision for loan loss increased $6.0 million to $11.0 million.

Net income for the nine months ended September 30, 2001 totaled $86.2 million, an increase of 15% over the same period of 2000. Diluted earnings per share were $1.49 in 2001 compared to $1.30 in 2000. The returns on average assets and equity were 1.14% and 15.16%, respectively for the nine months ended September 30, 2001 compared to returns on average assets and equity of 1.17% and 16.92% for the same period of 2000. The first quarter of 2000 included a $3.0 million reduction in income tax expense due to the favorable resolution of an Internal Revenue Service examination. Diluted earnings per share were $1.25, return on equity was 16.24%, and return on average assets was 1.12% excluding this resolution.

NET INTEREST REVENUE

Net interest revenue on a tax-equivalent basis was $86.4 million for the third quarter of 2001 compared to $70.1 million for the third quarter 2000. The growth in net interest revenue was due primarily to a $1.3 billion growth in average earning assets, most notably average loan growth of $1.0 billion, over the same period 2000. This growth in loans improved the mix of earning assets since loans generally have higher yields than other types of earning assets. Average loans now comprise 66% of average earning assets compared to 64% in same period 2000. The growth in average earning assets was funded by a $1.1 billion increase in interest bearing liabilities, including an $886 million increase in interest bearing deposits. Total sources of funding grew $1.4 billion from same quarter 2000. Table 1 shows how net interest revenue was affected by changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of net interest revenue to average earning assets, was 3.75% for the third quarter of 2001 compared to 3.57% for the third quarter of 2000 and 3.57% for the second quarter of 2001. This reflects the effect of changes in interest rates on BOK Financial's earning assets and interest bearing liabilities. BOK Financial's interest bearing liabilities react more quickly to changes in interest rates than its earning assets. This causes the net interest margin to increase during periods of declining interest rates. Management expects the favorable effect of declining interest rates to moderate as yields on earning assets decline.

----------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)
                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2001/2000               SEPTEMBER 30, 2001/2000
                                           ---------------------------------------------------------------------------
                                                          Change Due To (1)                      Change Due To (1)
                                                       ------------------------               ------------------------
                                                                       Yield                                  Yield
                                              CHANGE      Volume       /Rate         Change      Volume       /Rate
                                           ---------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                    3,432      5,472      (2,040)        15,794      18,523      (2,729)
  Trading securities                             (147)        (6)       (141)           (90)        156        (246)
  Loans                                        (4,358)    22,287     (26,645)        27,360      70,148     (42,788)
  Funds sold                                     (661)      (425)       (236)        (1,429)     (1,128)       (301)
----------------------------------------------------------------------------------------------------------------------
Total                                          (1,734)    27,328     (29,062)        41,635      87,699     (46,064)
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits        (1,767)     2,251      (4,018)           587       6,399      (5,812)
  Savings deposits                               (125)        20        (145)          (238)         (9)       (229)
  Time deposits                                (1,188)     7,417      (8,605)        18,180      24,203      (6,023)
  Other borrowings                            (15,025)     2,165     (17,190)       (17,296)     12,263     (29,559)
  Subordinated debenture                           12        623        (611)          (117)      1,397      (1,514)
----------------------------------------------------------------------------------------------------------------------
Total                                         (18,093)    12,476     (30,569)         1,116      44,253     (43,137)
----------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          16,359     14,852       1,507         40,519      43,446      (2,927)
 Change in tax-equivalent adjustment              (20)                                  459
----------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                           16,379                                40,060
----------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield are allocated to both volume and yield/rate on an equal basis.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the third quarter of 2001, this strategy resulted in a 29 basis point decrease in net interest margin. However, this strategy contributed $10.9 million to net interest revenue. Net interest margin, excluding this strategy was 4.04% for the third quarter 2001. Year-to-date 2001 this strategy resulted in a 40 basis point decrease in net interest margin but contributed $22.5 million to net interest revenue. Excluding this strategy, net interest margin was 4.02%. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

OTHER OPERATING REVENUE

Other operating revenue increased $26.3 million, including $19.2 million increase from gains on financial instruments, over same period 2000. Total fees and commissions increased $7.1 million. Included in third quarter 2001 were fees and commissions of $620 thousand from the CNBT acquisition, including service charges on deposit accounts of $557 thousand. All major categories of fees and commissions increased over same period 2000. Most notably mortgage banking revenue increased $2.7 million or 28% due to improved conditions for sales of loans into the secondary market. Service charges and fees on deposit accounts increased $1.9 million or 18% compared to same quarter last year due mostly to growth in deposit accounts. Transaction card revenue increased 20% or $1.9 million, excluding a $1.0 million early buyout of several ATM servicing contracts and the favorable resolution of a revenue dispute during the third quarter of 2000. Also, brokerage and trading revenue increased 43% due primarily to improved performance of securities trading.

Securities and derivatives gains totaled $18.6 million for the third quarter 2001. This included gains of $5.3 million from the general securities portfolio, gains of $14.4 million on a securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights, and losses of $1.1 million from fair value adjustments of derivative instruments. Additional discussion about the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

--------------------------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                                                         THREE MONTHS ENDED
                                           -------------------------------------------------------------------------------
                                               SEPT. 30,       June 30,        March 31,       Dec. 31,        Sept. 30,
                                                 2001           2001             2001            2000             2000
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $    4,938     $    5,858       $    5,100      $    3,978       $    3,451
Transaction card revenue                        11,679         11,411            9,902          10,063           10,739
Trust fees and commissions                      10,211         10,679            9,937           9,978           10,072
Service charges and fees
  on deposit accounts                           12,961         12,793           11,789          10,929           11,012
Mortgage banking revenue                        12,499         11,900           10,833          10,144            9,774
Leasing revenue                                    810            901            1,119           1,377              931
Other revenue                                    4,341          4,947            5,221           5,277            4,371
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    57,439         58,489           53,901          51,746           50,350
--------------------------------------------------------------------------------------------------------------------------
Gain on student loan sales                          11              7              521              30               28
Gain (loss) on sale of other assets                  -              -                -            (148)               -
Financial instruments gains (losses), net       18,641          1,727           13,280           3,296             (538)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   76,091     $   60,223       $   67,702      $   54,924       $   49,840
--------------------------------------------------------------------------------------------------------------------------

Year-to-date other operating revenue increased $60.0 million to $204.0 million in 2001 compared to the same period of 2000. Fees and commissions increased $25.1 million. Included are $2.1 million of revenues from the CNBT acquisition, including $1.7 million of service charges and fees on deposit accounts. Mortgage banking revenue increased $8.2 million or 30% due to improved conditions for sales of loans into secondary market. Service charges and fees on deposit accounts increased $5.5 million or 17%, $3.9 million or 12% excluding the CNBT acquisition. Transaction card revenue increased $5.3 million or 19% compared to last year, excluding $1.0 million of non-recurring items in the third quarter of 2000 discussed above, due primarily to increases in both check card revenue and merchant discount fees. Brokerage and trading increased 31% due to improved performance of securities trading.

Management expects continued growth in other operating revenue. However, increased competition, market saturation and the level of economic activity could affect the future rate of increase. Additionally, BOK Financial's ability to generate fee revenue is affected by interest rates, values in the equity market and consumer spending, all of which can be volatile.

OTHER OPERATING EXPENSE

Operating expenses for the third quarter of 2001 increased $6.2 million or 8%, excluding $8.2 million of operating expenses from CNBT (mostly personnel and amortization of intangible assets) and the $15.2 million provision for impairment of mortgage servicing rights. The following discussion of operating expenses excludes CNBT to improve comparability.

----------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                                        THREE MONTHS ENDED
                                   ----------------------------------------------------------------------------------
                                      SEPT. 30,        June 30,       March 31,         Dec. 31,         Sept. 30,
                                        2001             2001           2001              2000             2000
                                   ----------------------------------------------------------------------------------
Personnel                          $    40,491     $    40,833     $    39,936      $     37,200     $    35,937
Business promotion                       2,560           2,428           2,872             1,971           1,941
Professional fees and services           2,983           3,162           3,057             2,994           2,145
Occupancy & equipment                   11,017          10,767          10,343             9,568           9,061
Data processing & communications        10,173           9,981           9,373             8,753           8,601
FDIC and other insurance                   443             443             443               399             403
Printing, postage and supplies           3,141           3,065           2,991             2,808           2,546
Net gains and operating
  expenses on repossessed assets         1,189             (56)             29                (8)           (574)
Amortization of intangible assets        5,015           5,057           5,027             3,444           3,940
Mortgage banking costs                   7,191           7,140           6,418             5,697           5,600
Provision for impairment
of mortgage servicing rights            15,224            (535)          9,723             2,900               -
Other expense                            4,164           4,299           3,574             3,592           4,364
---------------------------------------------------------------------------------------------------------------------
  Total                            $   103,591     $    86,584     $    93,786      $     79,318     $    73,964
---------------------------------------------------------------------------------------------------------------------

Personnel costs increased $3.1 million or 9%. Regular compensation increased $2.4 million or 9% while benefit expense increased $614 thousand or 11%. Average staffing on a full time equivalent ("FTE") basis increased 125 employees or 4% while average compensation expense per FTE increased 5%.

Net occupancy and equipment expense increased $1.5 million or 16% due primarily to a $830 thousand increase in depreciation expense. This reflects additional investments in facilities and technology improvements over the past two years. Data processing and communications increased $1.6 million or 18% primarily in transaction card servicing and external processing due to increased volumes. Mortgage banking costs increased $1.6 million or 28% due primarily to amortization of mortgage servicing rights, which is caused by an increase in loan prepayments. A provision for impairment of mortgage servicing rights of $15.2 million was taken during the third quarter 2001 due to the current rate and prepayment environment.

---------------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                                    THREE MONTHS ENDED
                                      -------------------------------------------------------------------------------
                                            SEPT. 30,      June 30,       March 31,      Dec. 31,        Sept. 30,
                                              2001           2001           2001           2000            2000
                                      -------------------------------------------------------------------------------
Total other operating expense           $   103,591    $    86,584     $    93,786    $    79,318    $    73,964
Net gains and operating costs from
   repossessed assets                        (1,189)            56             (29)             8            574
Provision for impairment of mortgage
   servicing rights                         (15,224)           535          (9,723)        (2,900)             -
---------------------------------------------------------------------------------------------------------------------
  Total                                 $    87,178    $    87,175     $    84,034    $    76,426    $    74,538
---------------------------------------------------------------------------------------------------------------------

Year-to-date, other operating expenses increased 9% or $20.1 million, excluding $15.9 million of operating expenses from CNBT and $24.4 million of provision for impairment of mortgage servicing rights. This increase was due primarily to personnel expenses, occupancy and equipment, data processing and communications and mortgage banking costs.

LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma ("BOk") franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth line of business, regional banks, which includes all functions for Bank of Albuquerque, N.A., Bank of Arkansas, N.A., and Bank of Texas, N.A. Other lines of business include the TransFund ATM system and BOSC, Inc., a securities broker-dealer.

Corporate Banking

The Corporate Banking division, which provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states, contributed $11.9 million or 40% to consolidated net income for the third quarter of 2001. This compares to $11.9 million or 46% of consolidated net income for the third quarter of 2000. The reduction in the percent of consolidated earnings contributed by the Corporate Banking Division reflects the growth in the Regional Banks Division, most notably Bank of Texas. Additionally, the Corporate Banking Division's contribution was reduced by net credit losses, which increased from $921 thousand in the third quarter of 2000 to $2.8 million in the third quarter of 2001.

TABLE 5  CORPORATE BANKING
 (In thousands)
                                                THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 ----------------------------- ---------------------------
                                                   2001           2000            2001          2000
                                                 ------------ --------------- ----------------------------
Revenue (expense) from external sources        $   56,608    $    68,834     $   180,224   $   194,266
Revenue (expense) from internal sources           (20,172)       (35,749)        (72,083)     (100,205)
Operating expense                                  14,212         12,685          42,606        39,052
Net income                                         11,882         11,902          34,218        32,810

Average assets                                 $3,854,846    $ 3,365,974     $ 3,836,440   $ 3,326,351
Average equity                                    443,376        392,879         437,652       385,788

Return on assets                                     1.22%          1.41%          1.19%          1.32%
Return on equity                                    10.63%         12.05%         10.45%         11.36%
Efficiency ratio                                    39.01%         38.34%         39.40%         41.52%

Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $4.0 million or 13% to consolidated net income for the third quarter of 2001. This compares to $4.7 million or 18% of consolidated net income for the third quarter of 2000. Fee income in the third quarter of 2001 increased 13% or $879 thousand compared to previous year. Net expense from external sources has decreased due primarily to lower rates paid on deposits. This decrease was partially offset by lower revenue from internal sources due to rates charged to other operating units. Operating expenses were up $921thousand or 7%.

TABLE 6  CONSUMER BANKING
(In thousands)
                                                 THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                                ----------------------------- ----------------------------
                                                    2001           2000         2001            2000
                                                ----------- -- ------------ -------------- --------------
Revenue (expense)  from external sources       $       (18)   $    (5,130)    $    (6,720)   $   (13,501)
Revenue (expense) from internal sources             22,284         27,720          75,286         78,414
Operating expense                                   14,835         13,914          44,203         41,054
Net income                                           4,001          4,676          13,168         13,086

Average assets                                 $ 2,189,960    $ 2,127,745     $ 2,184,837    $ 2,141,341
Average equity                                      69,393         60,724          68,322         60,836

Return on assets                                      0.72%          0.87%           0.81%          0.82%
Return on equity                                     22.87%         30.63%          25.77%         28.73%
Efficiency ratio                                     66.63%         61.59%          64.47%         63.24%

Mortgage Banking

The Mortgage Banking Division contributed $2.4 million or 8% to consolidated net income for the third quarter of 2001. This compared to $1.0 million or 4% of consolidated net income for the third quarter of 2000. Loan servicing fees declined to $7.7 million for the third quarter 2001 compared to $8.2 million in the same quarter 2000 due directly to a decrease in the volume of loans serviced. Gains on loans sold were $5.9 million for the third quarter 2001 compared to $2.4 million in the same quarter 2000. Mortgage loans originated during the third quarter of 2001 totaled $264 million compared to $164 million in the third quarter 2000 due to lower interest rates. Included in mortgage loans originated were refinancings of $108 million for the third quarter 2001 and $25 million for same period 2000. Operating expenses increased $1.6 million or 28% due primarily to increased amortization of mortgage servicing rights.

Capitalized mortgage servicing rights totaled $91 million at September 30, 2001 compared to $111 million at December 31, 2000. These amounts are net of a valuation allowance of $27 million at September 30, 2001 and $2.9 million at December 31, 2000. No valuation allowance was required at September 30, 2000. A valuation allowance is required when the fair value of the loan servicing rights is less than the carrying value for identified risk categories. This generally occurs when interest rate reductions increase the probability that loans will be refinanced or otherwise prepay. BOK Financial maintains a securities portfolio that serves as an economic hedge against this risk. The effect of net gains realized on sales of securities held in the hedge portfolio and provision for impairment was a $764 thousand loss for the third quarter of 2001. Additional discussion about the sensitivity of the mortgage loan servicing portfolio to changes in interest rates and the hedging strategy is in the Market Risk section.

TABLE 7  MORTGAGE BANKING
(In thousands)

                                           THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                           ---------------------------- ----------------------------
                                              2001          2000         2001           2000
                                           ------------- ------------- -------------- -------------
Revenue (expense) from external sources    $   20,676    $  14,907     $   61,500      $  39,575
Revenue (expense) from internal sources        (4,645)      (3,942)       (17,239)        (9,527)
Operating expense                              11,383        9,318         33,629         28,025
Provision for impairment of mortgage
   servicing rights                            15,224            -         24,412              -
Gains (losses) on sales of securities          14,460           31         23,847             31
Net income                                      2,364        1,014          6,127          1,231

Average assets                             $  628,462    $ 410,346     $  633,526      $ 382,731
Average equity                                 43,827       31,439         42,598         30,381
Return on assets                                 1.49%        0.98%          1.29%          0.43%
Return on equity                                21.40%       12.83%         19.23%          5.41%
Efficiency ratio                                71.01%       84.98%         75.98%         93.27%

Trust Services

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $2.7 million or 9% of consolidated net income for the third quarter 2001. This compared to $2.8 million or 11% of consolidated net income for the third quarter of 2000. At September 30, 2001 trust assets with an aggregate market value of $16.6 billion were subject to various fiduciary arrangements compared to $18.4 billion at September 30, 2000. The overall decline in fair value of trust assets reflected changes in the equity market during the past year. BOK Financial has sole or joint discretionary authority over $8.6 billion of trust assets.

TABLE 8  TRUST SERVICES
(In thousands)

                                          THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                          ----------------------------------------------------------
                                            2001           2000           2001            2000
                                          ------------- -------------- -----------------------------
Revenue (expense) from external sources  $  10,293     $   11,010     $  30,666       $   32,904
Revenue (expense) from internal sources      3,695          2,403        10,799            6,170
Operating expense                            9,580          8,844        28,938           26,932
Net income                                   2,693          2,792         7,654            7,301

Average assets                           $ 477,785     $  353,869     $ 471,564       $  343,328
Average equity                              40,527         37,855        40,357           37,327

Return on assets                              2.24%          3.14%         2.17%            2.84%
Return on equity                             26.36%         29.34%        25.36%           26.13%
Efficiency ratio                             68.49%         65.94%        69.79%           68.93%


Regional Banks

Regional banks provide a full range of corporate and consumer banking, trust services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $7.8 million or 26% to consolidated net income for the third quarter 2001. This compared to $5.9 million or 23% of consolidated net income for the third quarter of 2000. BOK Financial's operations in Texas, New Mexico and Arkansas contributed $5.4 million, $2.0 million, and $428 thousand, respectively, to consolidated net income for the third quarter of 2001. This compared to net income of $4.9 million, $1.0 million, and $2 thousand for the third quarter 2000.

Average equity assigned to regional banks included both an amount based on management's assessment of risk and an additional amount based on BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity as reflected below:

TABLE 9  REGIONAL BANKS
(In thousands)
                                                 THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                               -------------------------------------------------------------
                                                   2001            2000             2001           2000
                                               -------------- --------------- ------------------------------
Revenue (expense) from external sources       $    40,037     $    30,136     $   116,152     $    86,218
Revenue (expense) from internal sources            (3,163)         (2,746)         (8,055)         (9,791)
Operating expense                                  23,455          17,071          67,288          51,586
Gains (losses) on sales of securities                 279              (7)            (70)            (53)
Net income                                          7,789           5,921          23,501          14,412
Tangible net income                                11,560           8,536          34,927          22,395

Average assets                                $ 3,352,223     $ 2,457,975     $ 3,286,847     $ 2,408,906
Average equity                                    412,874         285,064         402,764         274,664

Tangible return on assets                             1.37%           1.38%           1.42%          1.24%
Tangible return on equity                            11.11%          11.91%          11.59%         10.89%
Efficiency ratio                                     63.61%          62.33%          62.25%         67.50%

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at September 30, 2001 totaled $6.2 billion, an increase of $160 million since June 30, 2001 and $1.0 billion since September 30, 2000. Commercial and industrial loans increased $74 million during the quarter. This increase was primarily in the energy and services sectors of the loan portfolio. During this same period, total commercial real estate loans increased $67 million.

Outstanding loans to service industries totaled $1.1 billion or 17% of loan portfolio at September 30, 2001. Services included loans totaling $111 million to the healthcare industry, $143 million to nursing homes and $70 million to the hotel industry. Energy loans comprised 15% of total loans. The energy category included loans to oil and gas producers that totaled $697 million, an increase of $57 million since June 30, 2001. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas, and loans to borrowers that manufacture equipment and provide other services to the energy industry. Other notable loan concentrations by the primary industry of the borrowers are presented in Table 10. Agriculture included $170 million of loans to the cattle industry. Construction and land development loans include $268 million for single family residential lots and premises. The major components of other commercial real estate loans were office buildings, $283 million and retail facilities, $236 million. Residential mortgage loans included $293 million of home equity loans, $199 million of mortgage loans held for business relationship purposes and $145 million of adjustable rate mortgage loans.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)
                                         SEPT. 30,        June 30,       March 31,        Dec. 31,        Sept. 30,
                                           2001             2001           2001             2000            2000
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     942,381    $     885,546   $     881,128   $    837,223     $     774,284
  Manufacturing                            490,839          510,421         507,207        421,046           418,986
  Wholesale/retail                         585,351          580,421         544,097        499,017           450,337
  Agricultural                             199,155          202,041         203,345        185,407           159,099
  Services                               1,087,329        1,059,779         983,454        963,171           901,749
  Other commercial and industrial          313,801          307,062         273,847        342,169           289,787
Commercial real estate:
  Construction and land development        330,964          313,453         321,578        311,700           303,965
  Multifamily                              252,093          257,489         294,548        271,459           268,595
  Other real estate loans                  767,012          712,043         714,640        687,335           676,176
Residential mortgage:
  Secured by 1-4 family
    residential properties                 753,153          727,579         696,033        638,044           597,464
  Residential mortgages held for            94,219          107,627          93,117         48,901            58,888
sale
Consumer                                   402,117          394,583         364,288        312,390           299,199
---------------------------------------------------------------------------------------------------------------------
  Total                              $   6,218,414    $   6,058,044   $   5,877,282   $  5,517,862     $   5,198,529
---------------------------------------------------------------------------------------------------------------------

BOK Financial has identified credit exposure to the travel and hospitality industry of approximately $215 million through loans and leases to hotels, commercial and charter airlines, rental car agencies and bus lines. Selected credits were reviewed in response to the events of September 11, 2001 and the grading of certain credits were reduced due to the current downturn in this industry. While these credits will continue to be closely monitored, management does not believe that the travel and hospitality industry represents a concentration that presents a significant additional risk of loss at this time.

While BOK Financial continues to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration continues to subject the loan portfolio to the general economic conditions in Oklahoma. Table 11 reflected the distribution of the major categories of the loan portfolio among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)

                                    SEPT. 30,        June 30,       March 31,        Dec. 31,        Sept. 30,
                                      2001             2001           2001             2000            2000
                               ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                   $   2,610,357    $   2,571,565   $   2,474,355   $  2,480,825     $   2,275,402
   Commercial real estate             741,978          710,098         754,709        768,232           763,498
   Residential mortgage               613,565          596,651         541,755        458,395           431,377
   Consumer                           300,193          285,951         259,345        250,298           244,636
                               ---------------------------------------------------------------------------------
     Total Oklahoma             $   4,266,093    $   4,164,265   $   4,030,164   $  3,957,750     $   3,714,913
                               ---------------------------------------------------------------------------------
Texas:
   Commercial                   $     760,686    $     722,403   $     684,648   $    549,505     $     556,921
   Commercial real estate             378,364          350,881         361,192        299,357           276,438
   Residential mortgage               137,482          140,176         144,699        122,082           117,771
   Consumer                            91,513           98,341          95,502         53,397            46,238
                               ---------------------------------------------------------------------------------
     Total Texas                $   1,368,045    $   1,311,801   $   1,286,041   $  1,024,341     $     997,368
                               ---------------------------------------------------------------------------------
Albuquerque:
   Commercial                   $     195,054    $     201,713   $     180,822   $    167,023     $     115,549
   Commercial real estate             146,512          133,159         133,383        118,492           126,260
   Residential mortgage                90,864           93,608          97,800        101,920           102,757
   Consumer                             8,109            7,810           6,678          6,107             5,652
                               ---------------------------------------------------------------------------------
     Total Albuquerque          $     440,539    $     436,290   $     418,683   $    393,542     $     350,218
                               ---------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                   $      52,759    $      49,589   $      53,253   $     50,680     $      46,370
   Commercial real estate              83,215           88,847          81,482         84,413            82,540
   Residential mortgage                 5,461            4,771           4,896          4,548             4,447
   Consumer                             2,302            2,481           2,763          2,588             2,673
                               ---------------------------------------------------------------------------------
     Total Northwest Arkansas   $     143,737    $     145,688   $     142,394   $    142,229     $     136,030
                               ---------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $96 million at September 30, 2001, $83 million at December 31, 2000 and $81 million at September 30, 2000. This represented 1.57%, 1.51% and 1.58% of total loans, excluding loans held for sale, at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in securitized pools, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                 THREE MONTHS ENDED
                                   --------------------------------------------------------------------------------
                                       SEPT. 30,       June 30,       March 31,       Dec. 31,         Sept. 30,
                                         2001            2001           2001            2000             2000
                                   --------------------------------------------------------------------------------
Beginning balance                   $      90,036  $      86,535   $      82,655  $      81,445    $      79,405
 Loans charged-off:
  Commercial                                4,241          4,514           5,484          3,990            1,747
  Commercial real estate                        -              -               9              -              615
  Residential mortgage                         37             68             101            139               63
  Consumer                                  1,561          1,575           1,698          1,605            1,511
-------------------------------------------------------------------------------------------------------------------
  Total                                     5,839          6,157           7,292          5,734            3,936
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 285            391             279            396              121
   Commercial real estate                       5            150             359             24              100
   Residential mortgage                         7             13              12              3               17
   Consumer                                   534            607             649            521              707
-------------------------------------------------------------------------------------------------------------------
    Total                                     831          1,161           1,299            944              945
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)          5,008          4,996           5,993          4,790            2,991
Provision for loan losses                  11,023          8,497           7,573          6,000            5,031
Additions due to acquisitions                   -              -           2,300              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $      96,051  $      90,036   $      86,535  $      82,655    $      81,445
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.57%          1.51%         1.50%          1.51%             1.58%
 Net loan losses (annualized)
  to average loans (1)                       0.33           0.34          0.42           0.22              0.24
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

All significant criticized loans are reviewed quarterly. Written documentation of these reviews is maintained. Specific reserves for impairment are determined in accordance with generally accepted accounting principles and appropriate regulatory standards. At September 30, 2001 specific impairment reserves totaled $3.2 million on loans that totaled $10 million.

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

A nonspecific reserve for loan losses is maintained for risks beyond those factors specified to a particular loan or those identified by the migration analysis. These factors include trends in general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans and overall growth in the loan portfolio. Additional risk factors considered in the evaluation of the allowance for loan losses included bank regulatory examination results, and error potential in either the migration analysis model or in the underlying data. A range of potential losses is then determined for each factor identified.

At September 30, 2001 the loss potential for the more significant factors was:

Concentration of large loans -      $1.0 million to $2.1 million
Loan portfolio growth and expansion into
  new markets -                     $900 thousand to $1.8 million

A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. These provisions were $11.0 million for the third quarter of 2001, compared to $5.0 million for the third quarter of 2000. The year-to-date provisions for loan losses totaled $27.1 million for 2001 compared to $11.2 million for 2000.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $55 million at September 30, 2001, $44 million at December 31, 2000 and $41 million at September 30, 2000, is presented in Table 13. Nonperforming loans included nonaccrual loans and renegotiated loans and excluded loans 90 days or more past due but still accruing. Nonperforming loans were reduced by $1.8 million for cash payments received and $2.9 million for charge-offs during the third quarter of 2001.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)
                                                   SEPT. 30,      June 30,     March 31,    Dec. 31,      Sept. 30,
                                                     2001          2001          2001         2000          2000
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    39,377   $    41,752   $    46,956  $    37,146   $    34,421
   Commercial real estate                             4,338         2,899           680          161           169
   Residential mortgage                               4,060         3,362         2,255        1,855         2,115
   Consumer                                             333           217           218          499           474
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           48,108        48,230        50,109       39,661        37,179
Renegotiated loans                                      618            85            86           87            88
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         48,726        48,315        50,195       39,748        37,267
Other nonperforming assets                            6,522         7,305         7,492        3,851         3,790
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    55,248   $    55,620   $    57,687  $    43,599   $    41,057
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                                197.12%       186.35%       172.40%      207.95%       219.06%
 Nonperforming loans to
  period-end loans (2)                                 0.80          0.82          0.87         0.73          0.73
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    16,143   $    10,040    $   14,750   $    15,467  $     10,931
---------------------------------------------------------------------------------------------------------------------
(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government        $     6,200   $     6,649   $     7,277  $     7,616   $     7,369
    Excludes residential mortgages guaranteed
     by agencies of the U.S. Government in
     foreclosure.                                    4,925         5,509          5,276        5,630         5,202
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, such loans are not included in the nonperforming assets totals. However, known information causes management to have serious doubts as to the borrower's ability to comply with the current repayment terms. These potential problem loans totaled $38 million at September 30, 2001, $52 million at June 30, 2001, and $24 million at December 31, 2000. Potential problem loans decreased during the third quarter of 2001 due to a $20 million cash payment received.

BORROWINGS AND CAPITAL

On October 16, 2001 BOK Financial negotiated a $122.5 million variable rate, unsecured line of credit which matures in October 2004. This line of credit replaced a $125 million line of credit that would have matured in November 2002. Interest on amounts outstanding under this line is based on either the London Interbank Offering Rate ("LIBOR"), plus a defined margin which is determined by the amount of principal outstanding and BOK Financial's debt rating or a base rate. The base rate is defined as the greater of either the daily federal funds rate plus 1/2% or the prime rate. The current outstanding balance of this line is $95 million.

Shareholders' equity totaled $821 million at September 30, 2001 compared to $647 million at September 30, 2000. The increase in equity was due primarily to net income of $112 million and an increase in unrealized gains on securities of $59 million. BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. At September 30, 2001, BOK Financial and each of its subsidiary banks exceeded the regulatory definition of well capitalized.

--------------------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                                 SEPT. 30,    June 30,   March 31,   Dec. 31,   Sept. 30,
                                   2001         2001        2001       2000       2000
                               -------------------------------------------------------------
Average shareholders' equity
  to average assets                7.86%        7.42%       7.31%       7.00%      6.89%
Risk-based capital:
  Tier 1 capital                   7.83         7.59        7.39        8.06       8.14
  Total capital                   11.35        11.02       10.89       11.23      11.49
Leverage                           6.27         5.85        5.73        6.51       6.48

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

Interest Rate Risk Management (Other than Trading)

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rates for the next year. BOK Financial's primary interest rate exposures included the Federal Reserve Bank's discount rate which affects short-term borrowings and the prime lending rate and the London InterBank Offering Rate ("LIBOR") which are the basis for much of the variable-rate loan pricing. Additionally, BOK Financial has exposure to mortgage rates, which directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing, are included. The model incorporates management's assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Additionally, changes in prepayment behavior of mortgage-backed securities, residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Finally, the impact of planned growth and new business activities is factored into the simulation model. At September 30, 2001 and 2000, this modeling indicated interest rate sensitivity as follows:

TABLE 15 - INTEREST RATE SENSITIVITY
 (Dollars in Thousands)

                                      200 bp Increase               200 bp Decrease                 Most Likely
                                 --------------------------    ---------------------------    ------------------------
                                     2001         2000            2001          2000             2001         2000
                                 ------------- ------------    ------------ --------------    ------------ -----------
Anticipated impact over the next twelve months:
   Net interest revenue               $ 6,001       $2,752        $(9,525)      $ (2,641)         $ 3,124      $(554)
                                          1.7%         1.0%          (2.7)%         (0.9)%            0.9%      (0.2)%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------
   Net income                         $ 3,751       $1,720        $(5,953)      $ (1,651)         $ 1,953      $(346)
                                          2.9%         1.7%          (4.6)%         (1.6)%            1.5%      (0.3)%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------
   Economic value of equity         $(27,563)     $ (5,412)     $(118,993)      $(52,266)         $10,258    $(3,427)
                                        (2.1)%        (0.4)%         (9.0)%         (4.3)%            0.8%      (0.3)%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------

The estimated changes in interest rates on net interest revenue, net income, and economic value of equity was within guidelines established by the Board of Directors for all interest rate scenarios.

BOK Financial hedges its portfolio of mortgage servicing rights by acquiring mortgage-backed and principal only securities whenever the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. Management may sell these securities and recognize gains when necessary to offset losses on the mortgage servicing rights. At September 30, 2001, securities with a fair value of $265 million and an aggregate unrealized gain of $68 thousand were held for this program. The interest rate sensitivity of the mortgage servicing portfolio and the securities held as hedges is modeled over a range of +/- 50 basis points. At September 30, 2001, the pre-tax results of this modeling were:

                                           50 bp increase    50 bp decrease
Anticipated change in:
Mortgage servicing rights                      $ 12,242       $ (20,696)
Hedging securities                              (12,741)         16,308
                                          ----------------- -----------------
   Net                                         $  ( 499)        $(4,388)
                                          ----------------- -----------------


The current hedging program is designed to protect against changes in value due to prepayment speeds that result from changes in interest rates. Since September 30, 2001, industry projections of prepayment speeds have increased substantially due to factors other than interest rates, including duration of the current low interest rate environment and borrower prepayment behavior. As a result, management anticipates that the hedge program may be less effective.

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

Derivative Instruments

BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to match interest received or paid on certain long-term, fixed rate loans, certificates of deposit and subordinated debt with other variable rate assets and liabilities. These interest rate swaps are carried at fair value as shown in Table 16. Changes in fair value are recorded in current period income. BOK Financial accrues and periodically receives a fixed amount from the counterparties to these swaps and accrues and periodically makes a variable payment to the counterparties.

--------------------------------------------------------------------------------
TABLE 16 - INTEREST
RATE SWAPS
                 Notional           Pay               Receive             Fair
                  Amount            Rate               Rate              Value
               -----------------------------------------------------------------
Expiration:
2002           $10,000,000        2.59 (1)             6.88        $    221,113
2004           147,210,000    2.59 (1) - 4.22     2.63 (1) - 7.36     5,872,129
2006           386,920,469    2.59 (1) - 7.26     2.59 (1) - 5.99    (5,127,690)
2007            10,000,000          7.48             2.59 (1)          (315,397)
2009             5,656,000    2.63 (1) - 4.75     2.63 (1) - 4.75             -
2011            49,058,797      5.21 - 5.51          2.63 (1)        (1,915,763)
--------------------------------------------------------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

BOK Financial is an intermediary for its energy-producing customers that want to hedge the risk of changing prices. Fixed price vs. floating price swap contracts are executed between BOK Financial and its customers. BOK Financial then executes offsetting fixed price vs. floating price swap contracts with energy dealers. The gross positive and negative fair values of these contracts each totaled $36 million. The fair values of these contracts are included in other assets and other liabilities.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $360 million, the VAR to $6.5 million. At September 30, 2001, the nominal aggregate trading positions was $35.2 million, the VAR was $458 thousand.

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

In 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminated the pooling of interests method of accounting for business combinations. All business combinations initiated after June 30, 2001 will be accounted for by the purchase method. FAS 142 eliminated the requirement to amortize goodwill over an arbitrary period. Goodwill will be carried as an asset and tested for impairment at least annually or when circumstances indicate that goodwill might be impaired. Other identifiable intangible assets that have finite lives will continue to be amortized. FAS 142 will become effective for BOK Financial on January 1, 2002.

The pro forma effect of this proposed standard on previously reported earnings are (dollars in thousand, except per share data):

TABLE 17 - TANGIBLE RESULTS
                            THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                  2001           2000           2001           2000
                            -----------------------------------------------------------
Net income                    $  32,168      $  27,396       $  93,327     $  80,000
Diluted earnings per share    $    0.55     $     0.48      $     1.61     $    1.40
Return on average equity          16.01%         17.54%          16.42%        18.14%
Return on average assets           1.26%          1.25%           1.24%         1.25%

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

---------------------------------------------- --- ------------- --- ------------- --- ------------ --- -------------
CONSOLIDATED STATEMENT OF EARNINGS
(In Thousands Except Share Data)
                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                   -------------------------------     ------------------------------
                                                       2001              2000             2001              2000
                                                   ------------- --- -------------     ------------ ---- ------------
INTEREST REVENUE
Loans                                           $   113,936       $   118,250       $     355,875     $     328,486
Taxable securities                                   44,705            41,135             138,687           124,150
Tax-exempt securities                                 2,898             3,031              10,270             9,381
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
   Total securities                                  47,603            44,166             148,957           133,531
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
Trading securities                                      194               370                 835             1,045
Funds sold                                              130               791                 744             2,173
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
   Total interest revenue                           161,863           163,577             506,411           465,235
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
INTEREST EXPENSE
Deposits                                             50,779            53,859             167,222           148,693
Other borrowings                                     23,842            38,867              91,781           109,077
Subordinated debenture                                2,716             2,704               7,653             7,770
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
   Total interest expense                            77,337            95,430             266,656           265,540
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
NET INTEREST REVENUE                                 84,526            68,147             239,755           199,695
PROVISION FOR LOAN LOSSES                            11,023             5,031              27,093            11,204
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
NET INTEREST REVENUE AFTER PROVISION FOR
   LOAN LOSSES                                       73,503            63,116             212,662           188,491
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
OTHER OPERATING REVENUE
Brokerage and trading revenue                         4,938             3,451              15,896            12,096
Transaction card revenue                             11,679            10,739              32,992            28,690
Trust fees and commissions                           10,211            10,072              30,827            29,338
Service charges and fees on deposit accounts         12,961            11,012              37,543            32,003
Mortgage banking revenue, net                        12,499             9,774              35,232            27,035
Leasing revenue                                         810               931               2,830             2,867
Other revenue                                         4,341             4,371              14,509            12,688
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
TOTAL FEES AND COMMISSIONS REVENUE                   57,439            50,350             169,829           144,717
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
Gain on sale of student loans                            11                28                 539               499
Financial instrument gains (losses), net             18,641              (538)             33,648            (1,237)
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
TOTAL OTHER OPERATING REVENUE                        76,091            49,840             204,016           143,979
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
OTHER OPERATING EXPENSE
Personnel                                            40,491            35,937             121,260           109,015
Business promotion                                    2,560             1,941               7,860             6,424
Professional fees and services                        2,983             2,145               9,202             6,624
Occupancy & equipment                                11,017             9,061              32,127            25,879
Data processing & communications                     10,173             8,601              29,527            26,209
FDIC and other insurance                                443               403               1,329             1,170
Printing, postage and supplies                        3,141             2,546               9,197             8,452
Net gains and operating expenses on
   repossessed assets                                 1,189              (574)              1,162            (1,275)
Amortization of intangible assets                     5,015             3,940              15,099            12,034
Mortgage banking costs                                7,191             5,600              20,749            16,577
Provision for impairment of mortgage
    servicing rights                                 15,224                 -              24,412                 -
Other expense                                         4,164             4,364              12,037            12,388
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
Total other operating expense                       103,591            73,964             283,961           223,497
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
INCOME BEFORE TAXES                                  46,003            38,992             132,717           108,973
Federal and state income tax                         16,216            13,355              46,783            34,329
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE, NET OF TAX              29,787            25,637              85,934            74,644
Transition adjustment of adoption of FAS 133              -                 -                 236                 -
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
NET INCOME                                      $    29,787       $    25,637       $      86,170     $      74,644
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
EARNINGS PER SHARE:
Basic:
Before cumulative effect of change in
    accounting principle                        $      0.58             0.50        $       1.67      $       1.45
Transition adjustment of adoption of FAS 133           -                -                   -                 -
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
Net Income                                      $      0.58             0.50        $       1.67      $       1.45
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
Diluted:
Before cumulative effect of change in
    accounting principle                        $      0.51             0.45        $       1.49      $       1.30
Transition adjustment of adoption of FAS 133           -                -                   -                 -
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
Net Income                                      $      0.51       $     0.45        $       1.49      $       1.30
---------------------------------------------- --- ------------- --- ------------- --- ------------ ---- ------------
AVERAGE SHARES USED IN COMPUTATION:
   Basic                                         50,999,897        50,610,479         50,902,073       50,660,513
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
   Diluted                                       58,080,466        57,277,303         57,834,159       57,323,077
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)
                                                                 SEPTEMBER 30,     December 31,      September 30,
                                                                      2001             2000               2000
                                                                 --------------------------------------------------
ASSETS
Cash and due from banks                                        $      516,675    $      701,424    $      503,583
Funds sold                                                             22,100            49,305            38,690
Trading securities                                                     17,753            39,865            18,218
Securities:
  Available for sale                                                2,542,135         2,105,619         1,789,803
  Available for sale securities pledged to creditors                  435,725           658,201           779,919
  Investment (fair value:  SEPTEMBER 30, 2001 - $245,368;
    December 31, 2000 -$233,867;
    September 30, 2000 - $230,081)                                    242,735           233,371           230,453
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                3,220,595         2,997,191         2,800,175
--------------------------------------------------------------------------------------------------------------------
Loans                                                               6,218,414         5,517,862         5,198,529
Less reserve for loan losses                                           96,051            82,655            81,445
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         6,122,363         5,435,207         5,117,084
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           139,356           132,066           128,449
Accrued revenue receivable                                             70,984            74,981            68,596
Excess cost over fair value of net assets acquired
  and core deposit premiums (net of accumulated
  amortization: SEPTEMBER 30, 2001 - $95,869;
  December 31, 2000 - $80,770;
  September 30, 2000 - $77,326)                                       157,090           109,045           112,489
Mortgage servicing rights, net                                         91,338           110,791           114,076
Real estate and other repossessed assets                                6,522             3,851             3,790
Bankers' acceptances                                                    5,969             6,925             9,104
Other assets                                                          134,338            87,683           101,746
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $   10,505,083    $    9,748,334    $    9,016,000
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,206,858    $    1,243,766    $    1,100,178
Interest-bearing deposits:
  Transaction                                                       2,317,882         1,985,670         1,883,749
  Savings                                                             157,158           143,381           146,954
  Time                                                              2,994,422         2,673,188         2,615,454
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  6,676,320         6,046,005         5,746,335
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                        1,634,355         1,853,073         1,501,221
Other borrowings                                                    1,021,736           882,204           882,954
Subordinated debenture                                                186,523           148,816           148,771
Accrued interest, taxes and expense                                    79,031            77,860            59,595
Bankers' acceptances                                                    5,969             6,925             9,104
Other liabilities                                                      80,510            29,875            21,141
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                               9,684,444         9,044,758         8,369,121
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  SEPTEMBER 30, 2001 - 51,563,050  December 31, 2000
  -  49,706,055; September 30, 2000 - 49,535,381)                           3                 3                 3
Capital surplus                                                       317,643           278,882           276,445
Retained earnings                                                     481,544           431,390           406,269
Treasury stock (shares at cost: SEPTEMBER 30, 2001 -
  498,502; December 31, 2000 - 487,553;  September 30,
  2000 - 453,501)                                                     (11,142)          (10,044)           (9,391)
Accumulated other comprehensive income (loss)                          32,566             3,320           (26,472)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        820,639           703,576           646,879
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $   10,505,083    $    9,748,334    $    9,016,000
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)

                                                             Accumulated
                        Preferred Stock      Common Stock      Other                          Treasury Stock
                       ------------------------------------ Comprehensive Capital  Retained -------------------
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares   Amount      Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 1999     250,000   $   25    49,382   $    3  $(43,577) $274,980    $332,751     316   $(7,018)   $557,164
Comprehensive income:
  Net income                  -        -         -        -         -         -      74,644       -        -       74,644
  Other Comprehensive
   income, net of tax:
     Unrealized gains(loss)
      on securities available
      for sale (1)            -        -         -        -    17,105         -           -       -        -       17,105
                                                                                                                -----------
    Comprehensive income                                                                                           91,749
                                                                                                                -----------
Exercise of stock             -        -       123        -         -     1,088           -      36     (724)         364
options
Preferred dividends
 paid In shares of
 common stock                 -        -        26        -         -       328      (1,125)    (40)     797            -
Preferred stock dividend      -        -         -        -         -         -          (1)      -        -           (1)
Director retainer shares      -        -         4        -         -        49           -      (9)     187          236
Treasury stock purchase       -        -         -        -         -         -           -     151   (2,633)      (2,633)
---------------------------------------------------------------------------------------------------------------------------
Balance at
  September 30, 2000    250,000   $    25   49,535   $    3  $(26,472) $276,445    $406,269     454   $(9,391)  $ 646,879
---------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2000     250,000   $    25   49,706   $    3    $ 3,320 $278,882    $431,390     488   (10,044)   $703,576
Comprehensive income:
   Net income                 -         -        -        -          -        -      86,170       -        -       86,170
   Other
Comprehensive income,
 net of tax:
  Unrealized gains(loss)
   on securities available
   for sale(1)                -         -        -        -     29,246        -           -       -        -       29,246
                                                                                                                -----------
    Comprehensive income                                                                                          115,416
                                                                                                                -----------
Exercise of stock options     -         -      441        -          -    5,185           -     142   (3,741)       1,444
Director retainer shares      -         -        3        -          -       97           -      (7)     126          223
 Preferred stock dividend     -         -        -        -                   -          (1)      -        -           (1)
Dividends paid in shares of
 common stock:
  Common stock                -         -    1,396        -          -   32,740     (34,890)   (103)   2,131          (19)
  Preferred stock             -         -       17        -          -      739      (1,125)    (21)     386            -
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  SEPTEMBER 30, 2001    250,000    $   25   51,563   $     3  $ 32,566 $317,643    $481,544     499   $(11,142)  $820,639
---------------------------------------------------------------------------------------------------------------------------

(1)                                       SEPTEMBER 30, 2001  September 30, 2000
                                             --------------   ------------------
Other comprehensive income:
Unrealized (gains) losses on available for
 sale securities                              $  79,403         $  23,909
Tax (expense) benefit on unrealized gains
 (losses) on available for sale securities      (27,791)           (7,651)
Reclassification adjustment for (gains)
 losses realized included in net income         (34,409)            1,237
Reclassification adjustment for tax
 expense (benefit) on realized (gains)           12,043              (390)
 losses
                                            ------------------------------------
Net unrealized losses on securities              $  29,246         $  17,105
                                            ------------------------------------

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              --------------------------------------
                                                                                      2001               2000
                                                                              --------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                      $     86,170      $     74,644
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                                           27,093            11,204
  Provision for mortgage servicing rights                                             24,412                 -
  Transition adjustment of adoption of FAS 133                                          (236)                -
  Unrealized losses from financial instruments                                         8,782                 -
  Depreciation and amortization                                                       49,994            38,251
  Tax reserve reversal                                                                     -             3,000
  Net amortization of financial instrument discounts and premiums                     (2,974)           (3,145)
  Net gain on sale of assets                                                         (48,522)           (5,768)
  Mortgage loans originated for resale                                              (743,638)         (389,980)
  Proceeds from sale of mortgage loans held for resale                               711,631           394,440
  Change in trading securities                                                        22,112            (3,485)
  Change in accrued revenue receivable                                                 3,997              (956)
  Change in other assets                                                              (5,453)           42,770
  Change in accrued interest, taxes and expense                                       (8,146)          (17,376)
  Change in other liabilities                                                         (1,344)          (24,577)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            123,878           119,022
--------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities                                   49,852            38,017
  Proceeds from maturities of available for sale securities                          893,667           307,490
  Purchases of investment securities                                                 (73,456)          (55,607)
  Purchases of available for sale securities                                      (5,414,885)       (1,008,079)
  Proceeds from sales of available for sale securities                             4,618,978           734,978
  Proceeds from sales of investment securities                                        14,040               175
  Loans originated or acquired net of principal collected                           (533,097)         (603,816)
  Proceeds from disposition of assets                                                 66,067            45,200
  Purchases of assets                                                                (57,669)          (43,551)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                                           (73,475)                -
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (509,978)         (585,193)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                            (56,706)           87,547
  Net change in certificates of deposit                                              319,391           395,604
  Net change in other borrowings                                                    (120,186)          100,472
  Issuance of subordinated debenture                                                  30,000                 -
  Purchase of treasury stock                                                               -            (2,633)
  Common stock dividend                                                                  (20)                -
  Preferred stock dividend                                                                 -                (1)
  Issuance of preferred, common and treasury stock, net                                1,667               600
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            174,146           581,589
--------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                             (211,954)          115,418
Cash and cash equivalents at beginning of period                                     750,729           426,855
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    538,775      $    542,273
--------------------------------------------------------------------------------------------------------------------

CASH PAID FOR INTEREST                                                          $    269,298      $    236,628
--------------------------------------------------------------------------------------------------------------------
CASH PAID FOR TAXES                                                             $     24,540      $     38,591
--------------------------------------------------------------------------------------------------------------------
NET LOANS TRANSFERRED TO REPOSSESSED REAL ESTATE
    AND OTHER ASSETS                                                            $      6,398      $      1,481
--------------------------------------------------------------------------------------------------------------------
PAYMENT OF DIVIDENDS IN COMMON STOCK                                            $      1,125      $      1,125
--------------------------------------------------------------------------------------------------------------------

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


(2) MORTGAGE BANKING ACTIVITIES

At September 30, 2001, BOk owned the rights to service 88,168 mortgage loans with outstanding principal balances of $6.9 billion, including $260 million serviced for BOk. The weighted average interest rate and remaining term was 7.38% and 270 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the nine months ending September 30, 2001 is as follows (in thousands):

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                ---------------- ------------ --------------- -------------- ---------------- -----------
Balance at December 31, 2000    $     69,238   $    34,448   $   103,686   $     (2,900)     $    10,005   $   110,791
Additions                              8,098        12,548        20,646              -                -        20,646
Amortization expense                  (9,699)       (4,919)      (14,618)             -           (1,069)      (15,687)
Provision for impairment                   -             -             -        (24,412)               -       (24,412)
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
BALANCE AT  SEPT. 30, 2001      $     67,637   $    42,077   $   109,714   $    (27,312)     $     8,936   $    91,338
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Estimated fair value of
    mortgage servicing
    rights (1)                   $    53,309   $    39,768   $    93,077              -                -   $    93,077
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
(1) Excludes approximately $5.2 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at September 30, 2001 follows (in thousands):

                                               < 6.50%      6.50% - 7.49%    7.50% - 8.49%    => 8.50%      Total
                                           ---------------- --------------- ---------------- ----------- -------------
Cost less accumulated amortization         $   12,970       $      64,888   $      29,426    $    2,430  $    109,714
Deferred hedge losses                               -              7,736            1,200             -         8,936
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Adjusted cost                              $   12,970       $      72,624   $      30,626    $    2,430  $    118,650
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                 $   11,920       $      58,234   $      20,171    $    2,752  $     93,077
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment                                 $    1,608       $      15,061   $      10,456    $      187  $     27,312
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced(1) $  668,200       $   3,939,401   $   1,729,415    $  210,500  $  6,547,516
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
(1) Excludes outstanding principal of $361.0 million for loans serviced for which there is no capitalized mortgage servicing rights.

 (3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                             NINE MONTHS ENDED SEPT. 30,
                                           -------------------------------
                                               2001               2000
                                           --------------     ------------
Proceeds                                $    4,618,978     $     734,978
Gross realized gains                            40,985               624
Gross realized losses                            6,576             1,861
Related federal and state income
   tax expense (benefit)                        12,043              (390)


(4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          --------------------------- -------------------------
                                                            SEPT. 30,    Sept. 30,      SEPT. 30,   Sept. 30,
                                                              2001         2000           2001        2000
                                                          --------------------------- -------------------------
Numerator:
   Net income                                               $  29,787    $  25,637      $  86,170    $  74,644
   Preferred stock dividends                                      375          375          1,125        1,125
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            29,412       25,262         85,045       73,519
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375          1,125        1,125
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available to common stockholders after assumed conversion   $  29,787    $  25,637      $  86,170    $  74,644
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                        50,999,897   50,610,479     50,902,073   50,660,513
   Effect of dilutive securities:
     Employee stock options (1)                               746,723      332,978        598,240      328,718
     Convertible preferred stock                            6,333,846    6,333,846      6,333,846    6,333,846
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            7,080,569    6,666,824      6,932,086    6,662,564
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         58,080,466   57,277,303     57,834,159   57,323,077
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $ 0.58      $  0.50         $ 1.67      $  1.45
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $ 0.51      $  0.45         $ 1.49      $  1.30
---------------------------------------------------------------------------------------------------------------
(1)  Excludes employee stock options with exercise price            -    1,640,647              -    1,668,230
     greater than current market price
---------------------------------------------------------------------------------------------------------------

(5)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2001 is as follows (in thousands):

                                                               OTHER           OTHER
                                            NET INTEREST     OPERATING       OPERATING        AVERAGE
                                               REVENUE       REVENUE(1)       EXPENSE         ASSETS
                                            -------------- -------------- --------------- ---------------
Total reportable lines of business         $    244,066    $    126,464    $   241,076    $ 10,413,214
Total non-reportable lines of business              491          44,089         32,343          29,108
Unallocated items:
   Tax-equivalent adjustment                      6,243               -              -               -
   Funds management                               6,628            (602)         5,703         245,112
   Eliminations and all others, net             (17,673)            417          4,839        (607,441)
                                            -------------- -------------- --------------- ---------------

BOK Financial consolidated                 $    239,755    $    170,368    $   283,961    $ 10,079,993
                                            ============== ============== =============== ===============
(1) Excludes securities gains/losses.

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2000 is as follows (in thousands):

                                                              OTHER           OTHER
                                            NET INTEREST    OPERATING       OPERATING       AVERAGE
                                               REVENUE      REVENUE(1)       EXPENSE        ASSETS
                                            -------------- ------------- --------------- --------------
Total reportable lines of business         $    197,416    $    107,107   $     186,649  $   8,602,657
Total non-reportable lines of business              470          36,751          27,481         28,520
Unallocated items:
   Tax-equivalent adjustment                      5,784               -               -              -
   Funds management                              11,583             926           6,928        182,777
   Eliminations and all others, net             (15,558)            432           2,439      (265,926)
                                            -------------- ------------- --------------- --------------

BOK Financial consolidated                 $    199,695    $    145,216   $     223,497  $   8,548,028
                                            ============== ============= =============== ==============
(1) Excludes securities gains/losses.

(6) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

-----------------------------------------------------------------------------------------------------------------------------
NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                          FOR NINE MONTHS ENDED
                                          ------------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 2001                           September 30, 2000
                                          -----------------------------------------        -----------------------------------
                                              AVERAGE        REVENUE/     YIELD           Average       Revenue/     Yield
                                              BALANCE       EXPENSE(1)    /RATE           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
ASSETS
  Taxable securities                      $  2,926,690   $   138,687       6.34%       $  2,564,415  $   124,150      6.47%
  Tax-exempt securities                        290,343        15,661       7.21             267,465       14,404      7.19
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         3,217,033       154,348       6.41           2,831,880      138,554      6.54
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            17,155           955       7.44              14,684        1,045      9.51
  Funds sold                                    19,787           744       5.03              46,524        2,173      6.24
  Loans(2)                                   5,917,006       356,607       8.06           4,823,378      329,247      9.12
     Less reserve for loan losses               89,983                                       79,508
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      5,827,023       356,607       8.18           4,743,870      329,247      9.27
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(2)                  9,080,998       512,654       7.55           7,636,958      471,019      8.24
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        998,995                                      911,070
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $ 10,079,993                                 $  8,548,028
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Transaction deposits                    $  2,212,120        39,960       2.42%       $  1,882,969       39,373      2.79%
  Savings deposits                             153,887         1,792       1.56             154,523        2,030      1.75
  Other time deposits                        3,000,745       125,470       5.59           2,435,860      107,290      5.88
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        5,366,752       167,222       4.17           4,473,352      148,693      4.44
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                           2,572,418        91,781       4.77           2,278,019      109,077      6.40
  Subordinated debenture                       178,122         7,653       5.74             148,706        7,770      6.98
------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities(2)      8,117,292       266,656       4.39           6,900,077      265,540      5.14
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                            1,086,938                                      972,824
  Other liabilities                            115,939                                       85,951
  Shareholders' equity                         759,824                                      589,176
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'equity $ 10,079,993                                 $  8,548,028
------------------------------------------------------------------------------------------------------------------------------
TAX-EQUIVALENT NET INTEREST REVENUE(1)(3)                    245,998       3.16%                         205,479      3.10%
TAX-EQUIVALENT NET INTEREST REVENUE
(1)(3) TO EARNING ASSETS                                                   3.62                                       3.59
 Less tax-equivalent adjustment                                6,243                                       5,784
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                         239,755                                     199,695
Provision for loan losses                                     27,093                                      11,204
Other operating revenue (3)                                  204,380                                     143,979
Other operating expense                                      283,961                                     223,497
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                          133,081                                     108,973
Federal and state income tax (3)                              46,911                                      34,329
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $    86,170                                 $    74,644
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  NET INCOME
    Basic                                                $       1.67                                $      1.45
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $       1.49                                $      1.30
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         FOR THREE MONTHS ENDED
                                         -------------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 2001                            June 30, 2001
                                         ------------------------------------------      -------------------------------------
                                              AVERAGE        REVENUE/     YIELD          Average        Revenue/     Yield
                                              BALANCE       EXPENSE(1)    /RATE          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
ASSETS
  Taxable securities                      $   2,869,680   $    44,705       6.18%    $   3,012,148   $    47,080       6.27%
  Tax-exempt securities                         265,608         4,554       6.80           310,517         5,841       7.54
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          3,135,288        49,259       6.23         3,322,665        52,921       6.39
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             16,498           223       5.36            16,566           332       8.04
  Funds sold                                     14,229           130       3.62            17,221           191       4.45
  Loans(2)                                    6,065,512       114,165       7.47         5,944,358       117,080       7.90
    Less reserve for loan losses                 93,884                                     89,824
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       5,971,628       114,165       7.58         5,854,534       117,080       8.02
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      9,137,643       163,777       7.11         9,210,986       170,524       7.43
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,007,684                                  1,010,404
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  10,145,327                              $  10,221,390
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

  Transaction deposits                    $   2,278,393        11,917       2.08     $   2,222,838        12,821       2.31%
  Savings deposits                              155,908           575       1.46           154,312           569       1.48
  Other time deposits                         3,030,759        38,287       5.01         3,009,880        42,162       5.62
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          5,465,060        50,779       3.69         5,387,030        55,552       4.14
------------------------------------------------------------------------------------------------------------------------------
  Other borrowings                            2,459,679        23,842       3.85         2,653,008        30,605       4.63
  Subordinated debenture                        186,631         2,716       5.77           187,299         2,496       5.35
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       8,111,370        77,337       3.78         8,227,337        88,653       4.32
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,093,442                                  1,119,597
  Other liabilities                             143,298                                    116,200
  Shareholders' equity                          797,217                                    758,256
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  10,145,327                              $  10,221,390
Equity
------------------------------------------------------------------------------------------------------------------------------
  TAX-EQUIVALENT NET INTEREST REVENUE                         86,440        3.33%                         81,871        3.11%
  TAX-EQUIVALENT NET INTEREST  REVENUE
     TO EARNING ASSETS                                                      3.75                                       3.57
   Less tax-equivalent adjustment                               1,914                                      2,254
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                           84,526                                     79,617
Provision for loan losses                                      11,023                                      8,497
Other operating revenue (3)                                    76,091                                     60,223
Other operating expense                                       103,591                                     86,584
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                            46,003                                     44,759
Federal and state income tax (3)                               16,216                                     15,778
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $    29,787                                $    28,981
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
  NET INCOME
    Basic                                                 $      0.58                                $      0.56
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.51                                $      0.50
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

-------------------------------------------------------------------------------------------------------------------------

                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2001                         December 31, 2000                      September 30, 2000
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $    2,910,580 $    46,902       6.54%  $  2,654,996    $    43,345       6.49% $    2,520,917 $    41,135       6.49%
         282,656       5,266       7.56        276,478          5,172       7.44         274,402       4,692       6.80
-------------------------------------------------------------------------------------------------------------------------
       3,193,236      52,168       6.63      2,931,474         48,517       6.58       2,795,319      45,827       6.52
-------------------------------------------------------------------------------------------------------------------------
          18,421         400       8.81         18,458            405       8.73          16,873         370       8.72
          28,063         423       6.11         45,310            788       6.92          47,053         791       6.69
       5,737,543     125,362       8.86      5,265,300        125,854       9.51       5,020,994     118,523       9.39
          86,156                                83,246                                    81,194
-------------------------------------------------------------------------------------------------------------------------
       5,651,387     125,362       9.00      5,182,054        125,854       9.66       4,939,800     118,523       9.55
-------------------------------------------------------------------------------------------------------------------------
       8,891,107     178,353       8.14      8,177,296        175,564       8.54       7,799,045     165,511       8.44
-------------------------------------------------------------------------------------------------------------------------
         999,606                               955,024                                   910,737
-------------------------------------------------------------------------------------------------------------------------
  $    9,890,713                          $  9,132,320                            $    8,709,782
-------------------------------------------------------------------------------------------------------------------------

  $    2,133,537      15,222       2.89%  $  1,910,167         15,646       3.26% $    1,916,712      13,684       2.84%
         151,392         648       1.74        143,969            673       1.86         151,385         700       1.84
       2,960,828      45,021       6.17      2,671,285         43,237       6.44       2,510,655      39,475       6.26
-------------------------------------------------------------------------------------------------------------------------
       5,245,757      60,891       4.71      4,725,421         59,556       5.01       4,578,752      53,859       4.68
-------------------------------------------------------------------------------------------------------------------------
       2,606,177      37,334       5.81      2,503,706         42,080       6.69       2,299,155      38,867       6.73
         160,144       2,441       6.18        148,794          2,667       7.13         148,750       2,704       7.23
-------------------------------------------------------------------------------------------------------------------------
       8,012,078     100,666       5.10      7,377,921        104,303       5.62       7,026,657      95,430       5.40
-------------------------------------------------------------------------------------------------------------------------
       1,047,267                             1,002,969                                   974,478
         108,514                                86,403                                    87,439
         722,854                               665,027                                   621,208
-------------------------------------------------------------------------------------------------------------------------
  $    9,890,713                          $  9,132,320                            $    8,709,782
-------------------------------------------------------------------------------------------------------------------------
                       77,687     3.04%                         71,261      2.92%                     70,081       3.04%

                                  3.54                                     3.47                                   3.57
                       2,075                                    2,069                                  1,934
-------------------------------------------------------------------------------------------------------------------------
                      75,612                                   69,192                                 68,147
                       7,573                                    6,000                                  5,031
                      68,066                                   54,924                                 49,840
                      93,786                                   79,318                                 73,964
-------------------------------------------------------------------------------------------------------------------------
                      42,319                                   38,798                                 38,992
                      14,917                                   13,302                                 13,355
-------------------------------------------------------------------------------------------------------------------------
                 $    27,402                              $    25,496                            $    25,637
-------------------------------------------------------------------------------------------------------------------------

                 $      0.53                              $      0.50                            $      0.50
-------------------------------------------------------------------------------------------------------------------------
                 $      0.48                              $      0.44                            $      0.45
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:  None

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended
                September 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BOK FINANCIAL CORPORATION
                                                     -------------------------
                                                      (Registrant)



Date:   November 14, 2001                    /s/ Steven E. Nell
        -----------------                    ---------------------------------
                                             Steven E. Nell
                                             Executive Vice President and
                                             Chief Financial Officer


                                             /s/ John C. Morrow
                                             ---------------------------------
                                             John C. Morrow
                                             Senior Vice President and Director
                                             of Financial Accounting & Reporting