Form 10-K
period 2001-12-31
BOK FINANCIAL CORP ET AL
filed 2002-03-27
CIK 875357

As filed with the Securities and Exchange Commission on March 27, 2002
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended December 31, 2001 Commission File No. 0-19341

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $496,420,615 as of February 28, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 51,286,073 shares of common stock ($.00006 par value) as of the start of business on March 1, 2002.

List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:

     Part I - Annual Report to Shareholders For Fiscal Year Ended December 31, 2001 (designated portions only)
     Part II - Annual Report to Shareholders For Fiscal Year Ended December 31, 2001 (designated portions only)
     Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for April 30, 2002 (designated portions only)
     Part IV - Annual Report to Shareholders For Fiscal Year Ended December 31, 2001 (designated portions only)
===============================================================================

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

                                     PART I
       ITEM 1 - Business

                         General Development of Business


Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial") are described below. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 10 - 28) in BOK Financial's 2001 Annual Report to Shareholders. Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 38) in BOK Financial's 2001 Annual Report to Shareholders.

                        Narrative Description of Business

BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial's banking and bank-related activities are primarily performed through Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque N.A., and Bank of Arkansas, N.A. Other significant operating subsidiaries include BOSC, Inc., which is a full-service securities firm with specialized expertise in public and municipal finance and private placements. Other nonbank subsidiary operations are not significant. As of December 31, 2001, BOK Financial and its subsidiaries had 3,392 full-time equivalent employees.

                                Industry Segments

BOK Financial operates four principal lines of business under its BOk franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which includes banking functions for Bank of Albuquerque, Bank of Arkansas and Bank of Texas. These five principal lines of business combined account for approximately 87% of total revenue. Discussion of these principal lines of business is incorporated by reference to Lines of Business in "Management's Assessment of Operations and Financial Condition " (pages 13 - 15) and Note 18 of "Notes to Consolidated Financial Statements" (pages 52 - 55) in BOK Financial's 2001 Annual Report to Shareholders.

                                   Competition

The banking industry in each of our markets is highly competitive. BOK Financial, through four subsidiary banks, competes with other banks in obtaining deposits, making loans and providing additional services related to banking. All market share information below is based on share of deposits in specified area.

BOk is the largest banking subsidiary of BOK Financial. It has the largest market share in Oklahoma and a leading position in eight of the eleven Oklahoma counties in which it operates. BOk competes with two super-regional banks, several regional and numerous locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the rest of the state.

BOK Financial competes in the Dallas-Ft. Worth combined metropolitan area, in the Houston, Texas area, in the Albuquerque, New Mexico market, and in Fayetteville, Arkansas through subsidiary banks. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States. Bank of Texas's market share is approximately 2% in the Dallas-Ft. Worth area and 1% in the Houston market. Bank of Albuquerque has a number four market share position in the Albuquerque area behind two super-regional competitors, some regional banks and several locally-owned smaller community banks. Bank of Arkansas operates as a community bank serving Benton and Washington counties in Arkansas.

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

The BHCA also requires a financial holding company to notify the Reserve Board within 30 days of engaging in new activities the Reserve Board has determined to be financial in nature. These activities include dealing in and underwriting debt and equity, operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance underwriter and/or agent; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis. BOKF is already engaged in some of these activities and has notified the Federal Reserve.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 2001, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 6.38%, 8.08% and 11.56%, respectively. Further discussion of regulatory capital is incorporated by reference to Note 16 of "Notes to Consolidated Financial Statements" (page 50 - 51) in BOK Financial's 2001 Annual Report to Shareholders.

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

Applicable federal statutes and regulations require national banks to meet certain leverage and risk-based capital requirements. At December 31, 2001, all of BOK Financial Corporation's leverage and risk-based capital ratios were well above the required minimum ratios. Additional discussion regarding regulatory capital is incorporated by reference to Note 16 of "Notes to Consolidated Financial Statements" (page 50 - 51) in BOK Financial's 2001 Annual Report to Shareholders.

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


ITEM 2 - Properties

BOK Financial, through BOk, BOk's subsidiaries, Bank of Texas, Bank of Albuquerque and Bank of Arkansas, owns improved real estate that was carried at $93 million, net of depreciation and amortization, as of December 31, 2001. BOK Financial conducts its operations through 64 locations in Oklahoma, 21 locations in Texas, 18 locations in New Mexico, and 3 locations in Arkansas as of December 31, 2001. BOK Financial's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 14 of "Notes to Consolidated Financial Statements" (pages 43 and 50, respectively) of BOK Financial's 2001 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.


ITEM 3 - Legal Proceedings

The information set forth in Note 14 of "Notes to Consolidated Financial Statements" (page 50) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4 - Submission of Matters to a Vote of Security Holders

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the three months ended December 31, 2001.

                                     PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters

BOK Financial's $.00006 par value common stock is traded over-the-counter and is reported on the facilities of the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), with the symbol BOKF. At December 31, 2001, common shareholders of record numbered 1,077 with 51,195,914 shares outstanding.

BOK Financial's quarterly market information follows:

                   First          Second          Third          Fourth
               --------------- -------------- -------------- ---------------
2001:
  Low               21.31           23.12           26.00         28.81
  High              24.56           26.90           32.56         32.75

2000:
  Low              $15.31          $15.63          $16.75        $21.25
  High              20.56           17.56           18.75         17.50

BOK Financial has not purchased any stock under its common stock repurchase program during 2001. Under this program BOK Financial has authority to repurchase up to 800,000 shares. These purchases have been made from time-to-time in accordance with SEC Rule 10(b)18 transactions. Since the original authorization announced in 1998, BOK Financial has repurchased 617,051 shares.

The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 9), "Table 10 - Selected Quarterly Financial Data" (page
17) and Note 16 of "Notes to Consolidated Financial Statements" (page 50 - 51) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - Selected Financial Data

The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 9) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 10 - 28), "Annual Financial Summary - Unaudited" (pages 60 - 61) and "Quarterly Financial Summary Unaudited" (pages 62
- 63) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Market Risk" (pages 25 -27) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - Financial Statements and Supplementary Data

The supplementary data regarding quarterly results of operations set forth under the caption "Table 10 - Selected Quarterly Financial Data" (page 17) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 2002 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 30, 2002 ("2002 Annual Proxy Statement") is incorporated herein by reference.


ITEM 11 - Executive Compensation

The information set forth under the caption "Executive Compensation" in BOK Financial's 2002 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2002 Annual Proxy Statement is incorporated herein by reference.


ITEM 13 - Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in BOK Financial's 2002 Annual Proxy Statement is incorporated herein by reference.

The information set forth under Note 5 and Note 10 of "Notes to Consolidated Financial Statements" (pages 42 - 43 and page 46) of BOK Financial's 2001 Annual Report to Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1) List of Financial Statements filed.

The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.



                                   Description                     Page Number

Consolidated Selected Financial Data                                        9

Selected Quarterly Financial Data                                          17

Report of Management on Financial Statements                               28

Report of Independent Auditors                                             28

Consolidated Statements of Earnings                                        29

Consolidated Balance Sheets                                                30

Consolidated Statements of Cash Flows                                      31

Consolidated Statements of Changes in Shareholders' Equity            32 - 33

Notes to Consolidated Financial Statements                            34 - 59

Annual Financial Summary - Unaudited                                  60 - 61

Quarterly Financial Summary - Unaudited                               62 - 63

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

        10.4   Employment agreements.

        10.4(a)  Employment  Agreement  between BOK  Financial  and Stanley A.
               Lybarger, incorporated by reference to Exhibit 10.4(a) of Form 10-K for the fiscal year ended December 31, 1991.

        10.4(b) Amendment to 1991 Employment Agreement between BOK Financial and Stanley A. Lybarger, as filed herin for fiscal year ended December 31, 2001.

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

        10.29 Merger Agreement among, BOK Financial Corporation, Park Cities Bancshares, Inc. and CNBT Bancshares, Inc. dated August 18, 2000.

        13.0 Annual Report to Shareholders for the fiscal year ended December 31, 2001. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

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

                                       BOK FINANCIAL CORPORATION

                                            /s/ George B. Kaiser
DATE:   March 26, 2002                 BY:
                                           -------------------------------------
                                            George B. Kaiser,
                                            Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS

/s/ George B. Kaiser                     /s/ Stanley A. Lybarger
---------------------------              -----------------------------
George B. Kaiser,                        Stanley A. Lybarger,
Chairman of the Board of Directors       Director, President and Chief
                                         Executive Officer

/s/ Steven E. Nell                       /s/ John C. Morrow
---------------------------              -----------------------------
Steven E. Nell,                          John C. Morrow
Executive Vice President and             Senior Vice President and Director of
Chief Financial Officer                  Financial Accounting and Reporting

DIRECTORS

                                       /s/ Robert J. LaFortune
-----------------------------------    ----------------------------------------
C. Fred Ball, Jr.                      Robert J. LaFortune

/s/ Sharon J. Bell
-----------------------------------    ----------------------------------------
Sharon J. Bell                         Philip C. Lauinger, Jr.

/s/ Peter C. Boylan, III
-----------------------------------    ----------------------------------------
Peter C. Boylan, III                   John C. Lopez

/s/ Joseph E. Cappy
-----------------------------------    ----------------------------------------
Joseph E. Cappy                        Frank A. McPherson


-----------------------------------    ----------------------------------------
Luke R. Corbett                        Steven E. Moore


-----------------------------------    ----------------------------------------
William E. Durrett                     J. Larry Nichols

/s/ James O. Goodwin
-----------------------------------    ----------------------------------------
James O. Goodwin                       Robert L. Parker, Sr.

/s/ V. Burns Hargis                    /s/ James A. Robinson
-----------------------------------    ----------------------------------------
V. Burns Hargis                        James A. Robinson

/s/ Howard E. Janzen                   /s/ L. Francis Rooney, III
-----------------------------------    ----------------------------------------
Howard E. Janzen                       L. Francis Rooney, III

/s/ E. Carey Joullian, IV              /s/ Scott F. Zarrow
-----------------------------------    ----------------------------------------
E. Carey Joullian, IV                  Scott F. Zarrow


-----------------------------------
David L. Kyle

BOK Financial Corporation
Exhibit 10.4(b)
Employment Agreement


                            BOK FINANCIAL CORPORATION
                     Amendment to 1991 Employment Agreement

         This amendment to 1991 Employment Agreement (the "First Amendment") is made this 31st, day of July 2001 (the "Amendment Date") between the following parties (the "Parties"):

          i. Stanley A. Lybarger, an individual residing in Tulsa, Oklahoma ("Executive"); and,

          ii.  Bank of Oklahoma, National Association ("Bank").

         The Bank and Executive, in exchange for the promises hereafter set forth and other good and valuable consideration (the receipt and adequacy of which the Parties hereby acknowledge), and intending to be legally bound hereby, agree as follows:

1. Purpose of this Agreement. The Parties have heretofore entered in that certain Employment Agreement effected June 7, 1991 and signed December 17, 1991 (the "Employment Agreement"). The purpose of this First Amendment is to amend the Employment Agreement as herein provided. BOK Financial Corporation ("BOKF") owns all of the issued and outstanding capital stock of Bank.

2. Special Provisions Respecting Executive's Employee Stock Options. Executive has heretofore been awarded options to acquire BOKF Common Stock pursuant to the BOKF 1997 Stock Option Plan, the BOKF 1996 Stock Option Plan, the BOKF 1995 Stock Option Plan, the BOKF 1994 Stock Option Plan and the BOKF 1993 Stock Option Plan and may be awarded options to acquire BOKF Common Stock pursuant to future BOKF stock option plans (collectively, the "Stock Option Plans" and the "Stock Options").

          a. Notwithstanding any provisions of the Stock Option Plans to the contrary, all Stock Options which have been awarded to Executive as of Termination shall fully vest, subject to the following conditions precedent:

               i. Unless terminated by BOKF without cause or terminated by Executive pursuant to Paragraph 6(a) of the Employment Agreement ("Termination By the Executive Following Occurrence of a Termination Event"), Executive shall have satisfactorily (as determined by the agreement of the Chairman of the Board and Executive) served as Chief Executive Officer until Executive reaches 57 years of age;

               ii. Executive shall have recruited a chief operating officer for BOKF ( the "COO");

               iii. At the time of recruitment, the COO possessed the experience and qualifications on the basis of which the Chairman of the Board and Executive mutually agree it is reasonable to assume the COO should become qualified to be the Chief Executive Officer of BOKF at Termination;

               iv. The Board of Directors of BOKF approve the employment of the COO;

               v. The COO shall have completed a minimum of three years employment with BOKF as of Termination;

               vi. The Chairman of the Board and Executive, each in the exercise of his good faith judgment, agree that the COO is qualified to be the Chief Executive Officer of the Corporation at Termination;

               vii. The Board of directors of BOKF shall approve the election of the COO and Chief Executive Officer of BOKF; and,

               viii.The  Chairman  of  the  Board  and  Executive,  each  in the exercise of his good faith judgment, agree that BOKF has maintained satisfactory performance through the term of this Agreement and is satisfactorily performing at Termination, in each instance giving due consideration to the performance of the United States economy in general and peer group financial institutions in the United States in particular.

               ix. In the event the Chairman of the Board and Executive do not, each in the exercise of his good faith judgment, reach the agreements described in sub-paragraphs a(i), a(iii) and a(viii) above, the issue or issues shall be presented to the full Board of Directors of Bank for determination and the determination of the Bank Board of Directors shall be binding upon Bank and Executive.

          b. Notwithstanding any provisions of the Stock Option Plans to the contrary, all Stock Options which have been awarded to Executive and which have vested as of the Termination (whether pursuant to the provisions of the preceding subparagraph or otherwise) shall terminate, if not sooner exercised, six months following Termination.

3. Executive's Continued Involved with BOKF Beyond Termination and Prior to Age 65. In the event of Termination prior to reaching age 65, Executive will be permitted to continue to be involved in the business and affairs of BOKF as a part-time special employee, consultant, director with special duties, or in some other capacity to the extent reasonably required to permit Executive to continue to participate in BOKF's employee health care benefits until age 65, but only for so long as Executive continues to owe a duty of loyalty to BOKF. The costs of such participation shall be allocated between Bank and Executive equitably depending upon the level of Executive's continued involvement with BOKF.

4. Agreement Not To Compete. In consideration for the foregoing, Executive agrees not to Compete (as hereafter defined) for a period of two years following Termination except in the case of Termination by the Bank without cause. Executive agrees that (i) the restrictions imposed upon Executive by this Non-Competition Agreement are essential and necessary to ensure BOKF continues to enjoy the goodwill of the Bank, and (iii) all the restrictions (including particularly the time and geographical limitations) are fair and reasonable.

          a. As used herein, Compete means to directly or indirectly (whether individually or as an officer, director, employee, partner, stockholder, creditor, agent, or representative of other persons or entities) (i) engage in the banking business generally, or in any business in which the Bank or any of the Bank's affiliates has as of the date of such termination engaged, in any metropolitan area or any County contiguous thereto in which the Bank or any of the Bank's affiliates maintains an office as of the date of such termination, (ii) solicit clients of Bank or Bank's affiliates for banking business generally or for any business in which the Bank or any of Bank's affiliates have engaged as of the date of such termination, or accept business therefrom, or (iii) solicit any employee of Bank or any of Bank's affiliates to seek employment with any person or entity except the Bank and its affiliates, whether, in either case, such solicitation is made within or without the area described herein.

          b. Executive agrees that any remedy at law for any breach of this promise would be inadequate and, in the event of any such breach, BOKF shall be entitled to both immediate and permanent injunctive relief without the necessity of posting any bond therefor to preclude any such breach (in addition to any remedies of law which BOKF may be entitled).

5. Ratification of Employment Agreement. As amended by this First Amendment, the Employment Agreement shall remain in full force and effect in accordance with its terms.

6. Miscellaneous Provisions The Miscellaneous Provisions of Paragraph 8 of the Employment Agreement shall apply to this First Amendment.

Dated as of the Agreement Date.

                                          Bank of Oklahoma, National Association

                                          By  /s/  George B. Kaiser
                                          --------------------------------------

                                          Stanley A. Lybarger

                                         /s/ Stanley A. Lybarger
                                         ---------------------------------------

                            BOK FINANCIAL CORPORATION

                                   EXHIBIT 13

                          ANNUAL REPORT TO SHAREHOLDERS



                                Table of Contents

                     Consolidated Selected Financial Data                9

                     Management's Assessment of Operations and
                       Financial Condition                              10

                     Selected Quarterly Financial Data                  17

                     Report of Management on Financial Statements       28

                     Report of Independent Auditors                     28

                     Consolidated Financial Statements                  29

                     Notes to Consolidated Financial Statements         34

                     Annual Financial Summary - Unaudited               60

                     Quarterly Financial Summary - Unaudited            62

                     Appendix A - Graph Data                            69

                               2001 Annual Report

                                  BOK FINANCIAL
                                   CORPORATION

           1      Management Letter

          10      Management's Assessment of Operations and Financial Condition

          28      Report of Management on Financial Statements

          28      Report of Independent Auditors

          29      Consolidated Financial Statements

          64      Shareholder and Corporate Information

BOK Financial Corporation
Net Income and Acquisition Timeline Graph Data


         Net Income*
03/31/91  2,609    1991 - BOK Financial Corporation, purchases Bank of Oklahoma; George B. Kaiser becomes chairman.
06/30/91  2,824    1991 - Company acquires eight Oklahoma City locations of Continental Federal Savings & Loan Association.
09/30/91  4,748
12/31/91  2,661
03/31/92  5,223    1992 - BOk purchases 19 offices of Sooner Federal Savings & Loan Association
06/30/92  6,257
09/30/92  6,830
12/31/92  7,333
03/31/93  9,613    1993 - Company acquires Brookside State Bank and Sand Springs State Bank.
06/30/93  8,404
09/30/93  8,807
12/31/93  8,950
03/31/94 10,658    1994 - BOK expands outside of its home state with the acquisition of Citizens Holding Co., operating in
06/30/94 11,279           Muskogee, OK and Feyetteville, AR.
09/30/94 11,390
12/31/94 11,738
03/31/95 11,967
06/30/95 12,082
09/30/95 12,493
12/31/95 12,663
03/31/96 12,995    1996 - Company announces agreements to purchase two Dallas banks, FNB Park Cities and First
06/30/96 13,591           Texas Bank, totaling $390 million in assets.
09/30/96 12,975
12/31/96 14,566
03/31/97 15,347    1997 - BOK Financial's assets top $5 billion and trust assets top $10 billion.
06/30/97 16,064
09/30/97 16,376
12/31/97 16,818
03/31/98 16,313    1998 - Company purchases Bank of America branches in New Mexico, leading to the
06/30/98 20,438           creation of Bank of Albuquerque.
09/30/98 18,750
12/31/98 19,215
03/31/99 21,237    1999 - Dallas presence is expanded with the acquisition of three metroplex banks, adding $417 million in
06/30/99 22,056           assets and $354 million of deposits.
09/30/99 22,736
12/31/99 23,197
03/31/00 24,813    2000 - BOK Financial's earnings exceed $100 million for the first time.
06/30/00 24,194
09/30/00 25,637
12/31/00 25,496
03/31/01 27,402    2001 - BOK Financial enters Houston market with the purchase of CNBT Bancshares, with $442
06/30/01 28,981           million in assets and seven branch locations.
09/30/01 29,787
12/31/01 30,132

* Net income as reported and not restated for any subsequent years pooling-of-interests or changes in accounting.

TO BE THE BEST AT EVERYTHING WE DO


  Financial Highlights
  (Dollars In Thousands Except Per Share Data)
                                                             2001        2000      1999
                                                         ------------------------------------
  For the Years Ended December 31
     Net income                                          $ 116,302   $   100,140 $    89,226
     Earnings per share:
       Basic                                                  2.25          1.95        1.73
       Diluted                                                2.01          1.75        1.55

     Book value per share                                $   16.18   $     13.88 $     11.02
     Return on average assets                                 1.14%         1.15%       1.17%
     Return on average shareholders' equity                  14.93         16.46       16.45
 --------------------------------------------------------------------------------------------
  Tangible operating results1:
     Tangible net income                                 $ 124,566   $   105,487 $    94,926
     Tangible net income per diluted share                    2.15          1.84        1.65
     Tangible return on average assets                        1.22%         1.21%       1.25%
     Tangible return on average shareholders' equity         15.99         17.34       17.50
 --------------------------------------------------------------------------------------------
  As of December 31
     Loans, net of reserves                              $ 6,193,473 $ 5,435,207 $ 4,567,255
     Assets                                               11,130,388   9,748,334   8,373,997
     Deposits                                              6,905,744   6,046,005   5,263,184
     Shareholders' equity                                    828,483     703,576     557,164
     Nonperforming assets2                                    50,708      43,599      22,943
 --------------------------------------------------------------------------------------------
     Tier 1 capital ratio                                       8.08%       8.06%       7.27%
     Total capital ratio                                       11.56       11.23       10.72
     Leverage ratio                                             6.38        6.51        5.92
     Average shareholders' equity to average assets             7.62        7.00        7.12

     Reserve for loan losses to nonperforming loans2          233.90      207.95      391.65
     Reserve for loan losses to loans3                          1.66        1.51        1.66
     Net charge offs to average loans3                           .35         .22         .04
 --------------------------------------------------------------------------------------------

  1 Operating results excluding the after-tax effect of certain goodwill amortization that will be discontinued after 2001 (see Note 1 to Consolidated Financial Statements).
  2 Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
  3 Excludes residential mortgage loans held for sale.

To Our Shareholders, Customers, Employees, and Friends:

         For BOK Financial Corporation, 2001 capped a decade of record earnings growth. Work begun 10 years ago to build on Bank of Oklahoma's traditional local strengths has since created a regional financial company doing business in six states. BOK Financial offers an array of products and services for consumers and businesses and has provided consistent asset and income growth for shareholders. With this annual report, we celebrate past successes, present efforts and future plans without forgetting our most valuable asset - employees who enabled the company to emerge as a leader.
         In 2001, growth was sustained by record net income of $116.3 million, an increase of 16 percent over 2000. Earnings per diluted share* increased 15 percent, to $2.01. Income growth was driven by a 22 percent rise in net interest revenue. Fees and commissions grew 18 percent in 2001, and accounted for 40 percent of total revenue, still near the top of our peer group, though down from prior periods. Transaction card revenue was up 15 percent, driven primarily by merchant fees and debit card transactions that continue to become more popular with consumers. Mortgage banking revenue benefited in 2001 from declining interest rates and rose 35 percent. We diversified our brokerage and trading offerings and increased business 36 percent. Loans rose 14 percent to $6.3 billion at the end of the year, despite a slow-down in the second half. Deposits grew 14 percent as well, keeping pace with the growth in loans.
         In addition to strengthening our leadership position in Oklahoma during 2001, we saw even faster growth outside the state. Our operations elsewhere accounted for 32 percent of the company's loans and 31 percent of deposits at year end. The growth in lending was led by a 35 percent increase in the Texas portfolio. Texas loans expanded by 17 percent, excluding the acquisition of CNBT Bancshares of Houston. In New Mexico, loans rose 14 percent.
         Our growth from serving the needs of longstanding customers, attracting new business from rivals and making strategic acquisitions boosted total assets above $11 billion last year. That was more than five times the assets at the end of 1991 and more than double our size just five years ago.
         In addition to an ongoing expansion in Texas and New Mexico, we opened a commercial loan office in Denver in January 2002. Throughout the company, newer technologies were implemented to enable us to better serve customers and maintain operating efficiencies.
         Despite the challenges of a slowing economy last year, we were pleased with our performance and look forward to more success in the future. This annual report commemorates the 10th year for BOK Financial and outlines the progress we've made. As always, we will look to our strong local banking roots to maintain our customer service strengths as we pursue new opportunities to expand our products and presence and create new value for customers, employees and shareholders.

Sincerely,


Stanley A. Lybarger                                  George B. Kaiser
President and Chief Executive Officer                Chairman


* All per share figures are restated to reflect the 3 percent stock dividend paid in May 2001. Net income would have been $124.6 million, or $2.15 per diluted share, if a new accounting standard had been effective that permits some amortization of goodwill to be discontinued. The new standard becomes effective as of January 1, 2002.

NATIONALLY COMPETITIVE PRODUCTS DELIVERED WITH COMMUNITY BANK SERVICE

A DECADE OF CHANGE AND CHALLENGE

         Preserving our heritage. Maintaining our leadership. Expanding our reach. That's the essence of our steadfast mission of the past decade and our vision for the future. For 10 years, BOK Financial Corporation has consistently built quality assets and achieved record earnings by delivering an array of sophisticated big bank offerings with community bank service. We have kept our edge by enhancing longstanding relationships, attracting new business from rivals and targeting acquisitions in growing markets where we fill key niches under-served during a wave of mega-bank mergers. Through growth and change, BOK Financial's goal remains the same -- satisfy customers who have helped make us a regional leader while we remain sensitive to the needs of shareholders and employees.
         Much has changed since BOK Financial was formed in 1991 and acquired Bank of Oklahoma. Large banks acquired smaller ones in a wave of mergers. Bigger banks themselves were then bought up, leaving behind a swell of dissatisfied customers. Four of the five largest locally owned banks in Oklahoma disappeared. The only stand-alone survivor, Bank of Oklahoma, emerged as the largest full-service, home-owned bank in the state by maintaining local authority over service issues important to our customers. We have since carried this approach forward to banks in Arkansas, New Mexico and Texas, where local decision-making and responsiveness set us apart from the competition.

SERVICE STRATEGY

         From our strong local ties, we have grown into a thriving, middle-market bank with more than 100 locations in six states. We balance our regional size and specific focus by recruiting strong local management and staff in each market we serve. Then, we centralize our support functions in order to maximize efficiencies and streamline work processes. The result is a mix of products and services giving the customer the best of both worlds.

Asset Graph - See Appendix A

Loan Graph - See Appendix A

         We enjoyed tremendous success in 2001 across our network, from our community banks in Oklahoma to our urban banks in large cities throughout the Southwest. Each of our franchises has unique characteristics. Some are retail oriented, and others specialize in commercial lending while various offices focus exclusively on mortgage or private banking. Across the board, however, our commitment to quality remains constant through the efforts of our exceptional employees.

SUCCESS ACROSS THE REGION

         In our home state of Oklahoma, we are the leader in practically every market segment. Now at 12 percent, market share for Bank of Oklahoma continues to grow while that of our largest competitors declines. Last year, loans and deposits grew 9 percent and 7 percent, respectively, in the state. Oklahoma operations were responsible for $84.7 million of BOK Financial's net income, up 8 percent.

         Our three-year-old Bank of Albuquerque franchise is thriving. Acquired as a branch network focused largely on retail banking, today the bank is No. 4 in the market with a full array of products and services. Last year we expanded our branch network from 16 to 18, adding our first two Albertsons supermarket branches and moving a branch to an upgraded location. We added key managers and completed the staffing of our private banking and trust groups and now have personal, corporate and employee benefit trust services.

         Loans in New Mexico grew 14 percent in 2001 and have almost tripled since we opened our doors in December 1998. Deposits last year grew 14 percent and fee-based revenue 15 percent. BOK Financial's net income attributable to New Mexico doubled to $8.2 million.

Deposits Graph - See Appendix A

         The company's Bank of Texas franchise continues to expand in the economically vibrant markets of Dallas and Houston, where native Texans with local roots manage our banks. Internal growth and acquisitions have boosted Texas assets to $2.1 billion, or 19 percent of BOK Financial's total. The company's overall net income from Texas rose to $21 million, up 30 percent.

         The acquisition of CNBT Bancshares of Houston highlighted our growth last year in the Lone Star State. Like Dallas, we entered the Houston market by acquiring a solid local mid-sized bank and arrived with a plan to compete on a broader scale. We have a great platform in Houston and a pool of top-notch local talent. We combined CNBT's expertise in consumer and small business banking with the strength of Bank of Texas' middle-market and private banking services. The Houston operation now has stronger fee-based services than most local competitors and a greater expertise and capacity in commercial lending. In Texas, loans and deposits grew 35 percent and 48 percent, respectively, over 2000 (or 17 percent and 11 percent excluding the impact of the CNBT acquisition). Fee revenue grew 40 percent in Texas, or 16 percent when excluding CNBT.

         Our efforts in northwest Arkansas remain focused on commercial lending and related fee services at Bank of Arkansas. Loans grew almost 17 percent in 2001. Deposits grew 8 percent. BOK Financial's Arkansas operations accounted for $2.5 million of company net income, a 67 percent increase.

TRADITIONAL BANKING SERVICES - COMMERCIAL & CONSUMER

         Although we value strong ties to our past, we aren't afraid to break with tradition when a change enables us to better serve customers and expand our market share. Among our most successful endeavors during 2001 was the introduction of free checking. It led to significant growth in new accounts, checking balances and related fees.

         We have 107 branches in four states. For the last decade, much of our focus has been on expanding our extended-hours services through supermarket branches, Internet banking, and 24-hour telephone banking. Now, we are focusing more on expanding our branch system.

         In the Dallas-Fort Worth Metroplex, we opened a new location in Grapevine and acquired land for a new location due to open this fall in Plano. Plans are also underway for construction of a new branch in the Houston suburb of Katy. A new branch has opened in Edmond, Okla., to better serve the needs of one of Oklahoma's fastest growing communities.

         Last year we introduced a long-term sales and service initiative called "Perfect Banking." The vision is based on one overriding reality - that banking is still about people, and that quality service is a critical reason that people choose to do their banking with us. With a strong commitment to professional training, consumer bankers now profile clients to determine current and future financial needs with the goal of creating an exceptional experience with each and every contact.

         We believe favorable interaction with a service representative is paramount, and we are dedicated to constantly improving each client's experience.

         Commercial banking has been a major part of our organization since its inception. In fact, when the original bank first formed in 1910, its main purpose was to provide funding to Oklahoma's then-new oil and gas business. Today we still meet the needs of the region's growing companies. Overall, loan growth in 2001 was realized in every segment, with loan volumes up 14 percent.

Fee Based Revenue Graph - See Appendix A

         Our Treasury Services group is closely aligned with commercial banking and continued to prosper in 2001, reflected in a 19 percent growth in revenue. We assist our customers with currency exchange, letters of credit and a full complement of sophisticated cash management products. Last year we completed the implementation of our new image-based retail remittance service. BOK Financial ranks 40th among all U.S. banks in ACH payments with a growth rate of 38 percent.

FEE BASED REVENUE

         While our traditional consumer and commercial banking services continue expanding, our fee-based lines of business remain one of our greatest success stories of the past 10 years.

         Fee-based revenue grew by 18 percent in 2001 and comprises 40 percent of total revenue. This compares with an average of 31 percent in our peer group. We emphasize fee-based revenue because the underlying businesses are less capital-intensive and provide stability through economic cycles. Our fee revenue is very diverse and continued growth remains a top priority.

     Our trust assets grew last year to over $18 billion, continued evidence of this historical strength of BOK Financial. Assets under management reached $9.7 billion. The trust division manages a family of proprietary mutual funds, including one named the best in the nation. Lipper Inc. recognized the American Performance Short-Term Income Fund as the No. 1 performing short-term bond fund over the past five years. The fund returned 7.04 percent annually for the period ending December 31, 2001, compared with an industry average of 5.93 percent.

         We also manage employee benefit plans for 110,000 participants. We offer a specialized self-directed 401(k) product that we have successfully marketed coast to coast to law firms, medical clinics and closely-held companies.
         A few years ago, BOK Financial acquired the leading public finance firm in Oklahoma, Leo Oppenheim. Last year we also entered the corporate finance sector of the investment banking business, giving us the opportunity to leverage the bank's current market presence in the corporate sector through the Oppenheim division of BOSC Inc., our broker/dealer. This new diversification, in addition to favorable reception to our product mix in newer markets, helped boost our brokerage and trading revenue 36 percent, to $21.8 million.

         Our mortgage banking operation is among the most successful in the country. We offer mortgage services in all our banking markets plus the greater Kansas City area. Benefiting from declining interest rates, mortgage banking revenue grew 35 percent in 2001. Originations totaled $1.1 billion and generated revenue of $17.8 million. This compares to $590 million and $4.8 million, respectively, in 2000.

         Among the most successful of our fee-based businesses during the last decade was TransFund, our electronic funds transfer network. TransFund is the 13th largest network nationally and has experienced a compound annual growth rate in transactions exceeding 16 percent, to 95.3 million last year. The system had no non-Oklahoma clients in 1991. Today one third of the 324 financial institutions served are located outside of Oklahoma, with recent growth principally in Texas, Colorado and Kansas. The number of cardholders increased from 378,000 a decade ago to 1.47 million at the end of 2001.

IMPROVEMENTS IN TECHNOLOGY AND EFFICIENCY

         With our ongoing commitment to efficiency and service, 2001 marked another important milestone in the history of BOK Financial - the completed occupancy of the new BOK Technology Center in Tulsa. With 184,000 square-feet in one state-of-the-art facility, we have simplified our workflow process and have given ourselves room to grow efficiently. In previous years, the processes were handled in five separate buildings.

Net Income Graph - See Appendix A

         Two new technologies have vastly improved our service quality. We completed installing a new imaging technology for the retail remittance business with 100 percent of existing customers opting for the service. We also converted all signature cards to images, enabling instant company-wide access for signature verification.

         Last year we implemented a new fraud and kite detection system expected to minimize fraud losses. Our customers now have quicker access to even more up-to-date account information because of a new check-processing center we opened in Dallas.

         Through all the progress, we will remain focused on preserving our community bank heritage and close-knit relationships with all our customers. We will continually update and expand our offerings to maintain our leadership in the financial services arena. We will expand our reach through greater market share in existing lines of business and through new ventures that help us achieve our consistent goal of being the best for customers-- for the next 10 years and beyond.

MAINTAIN OKLAHOMA LEADERSHIP WHILE PURSUING OPPORTUNITIES IN HIGH-GROWTH METROPOLITAN MARKETS

Table 1    Consolidated Selected Financial Data
           (Dollars In Thousands Except Per Share Data)
                                                                                      December 31,
                                                          ---------------------------------------------------------------------

                                                                2001          2000          1999         19982       19972
                                                          ---------------------------------------------------------------------
Selected Financial Data
   For the year:
     Interest revenue                                   $     654,633  $   638,730   $   500,274   $   402,832  $   357,074
     Interest expense                                         327,859      369,843       264,150       212,406      194,842
     Net interest revenue                                     326,774      268,887       236,124       190,426      162,232
     Provision for loan losses                                 37,610       17,204        10,365        14,591        9,256
     Net income                                               116,302      100,140        89,226        79,611       68,155
   Period-end:
     Loans, net of reserve                                  6,193,473    5,435,207     4,567,255     3,581,177    2,801,977
     Assets                                                11,130,388    9,748,334     8,373,997     7,059,507    5,613,233
     Deposits                                               6,905,744    6,046,005     5,263,184     4,607,727    3,924,405
     Subordinated debentures                                  186,302      148,816       148,642       146,921      148,356
     Shareholders' equity                                     828,483      703,576       557,164       524,793      451,880
     Nonperforming assets3                                     50,708       43,599        22,943        18,762       25,249

Profitability Statistics
   Earnings per share (based on average equivalent shares):
     Basic                                              $        2.25  $      1.95   $      1.73   $      1.55  $      1.32
     Diluted                                                     2.01         1.75          1.55          1.38         1.19
   Percentages (based on daily averages):
     Return on average assets                                    1.14%        1.15%         1.17%         1.34%        1.29%
     Return on average shareholders' equity                     14.93        16.46         16.45         16.38        16.78
     Average shareholders' equity to average assets              7.62         7.00          7.12          8.17         7.71

Common Stock Performance
   Per Share:
     Book Value                                         $       16.18  $     13.88   $     11.02   $     10.57  $      9.08
     Market price: December 31 close                            31.51        21.25         20.19         23.38        19.40
     Market range - High trade                                  32.75        21.25         25.94         25.63        22.00
                  - Low trade                                   21.31        15.31         18.94         19.50        13.88

Selected Balance Sheet Statistics
   Period-end:
     Tier 1 capital ratio                                        8.08%        8.06%         7.27%         7.93%        9.87%
     Total capital ratio                                        11.56        11.23         10.72         12.02        14.95
     Leverage ratio                                              6.38         6.51          5.92          6.60         7.06
     Reserve for loan losses to nonperforming loans3           233.90       207.95        391.65        467.70       270.65
     Reserve for loan losses to loans1                           1.66         1.51          1.66          1.86         1.95

Miscellaneous (at December 31)
   Number of employees (FTE)                                    3,392        3,003         3,101         2,850        2,404
   Number of banking locations                                    114          105           100            91           76
   Number of TransFund locations                                1,325        1,111         1,020           998          785
   Mortgage loan servicing portfolio                    $   6,645,868  $ 6,874,995   $ 7,028,247   $ 6,375,239  $ 6,981,744
-------------------------------------------------------------------------------------------------------------------------------

1  Excludes residential mortgage loans held for sale.
2  Restated for pooling of interest in 1999.
3 Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.

Management's Assessment of Operations and Financial Condition

     BOK Financial Corporation ("BOK Financial") is a financial holding company that offers full service banking in Oklahoma, Northwest Arkansas, Dallas and Houston, Texas metropolitan areas and New Mexico. BOK Financial's principal subsidiaries are Bank of Oklahoma, N.A., ("BOk"), Bank of Texas, N.A., Bank of Albuquerque, N.A., and Bank of Arkansas, N.A. Other subsidiaries include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal underwriting.

Assessment of Operations

Summary of Performance

     BOK Financial recorded net income of $116.3 million or $2.01 per diluted share for 2001 compared to $100.1 million or $1.75 per diluted share for 2000. Prior years' earnings per share have been restated to reflect a 3% stock dividend in 2001. Returns on average assets and average equity were 1.14% and 14.93%, respectively, for 2001 compared to 1.15% and 16.46%, respectively, for 2000. Net income in 2000 included a $3.0 million reduction in income tax expense due to favorable resolution of an Internal Revenue Service examination. Diluted earnings per share were $1.69, return on equity was 16.05%, and return on average assets was 1.12% excluding this resolution.
     Net interest revenue grew $57.9 million or 22% during 2001 due primarily to an increase in average earning assets of $1.4 billion. Fees and commissions revenue grew $35.7 million or 18%, which included increases in all major categories of fee income compared to 2000. Gain on sales of securities included gains on sales of securities used as an economic hedge of the mortgage-servicing portfolio. The net impact of these sales and the provision for impairment of the mortgage-servicing portfolio was a gain of $2.8 million. Excluding the securities gains on this hedge, net gains on sales of securities were $17.9 million. Operating expenses increased $32.5 million or 11% excluding $20.7 million from Citizens National Bank of Texas ("CNBT"), which was acquired in January 2001 and $15.6 million provision for impairment of mortgage servicing rights. The provision for loan loss increased $20.4 million to $37.6 million.
     Net income for the fourth quarter of 2001 was $30.1 million or $0.52 per diluted common share, an increase of 18% over the same period of 2000. These increases included an increase of $17.8 million or 26% in net interest revenue and a $10.6 million or 20% increase in fees and commissions. These increases were partially offset by a $17.2 million or 23% increase in other operating expense, excluding provisions for impairment of mortgage servicing rights. This increase was due primarily to amortization of mortgage servicing rights.
     Net income for 1999 was $89.2 million or $1.55 per diluted common share. Returns on average assets and equity were 1.17% and 16.45%, respectively.

Net Interest Revenue

    Tax equivalent net interest revenue totaled $334.8 million for 2001 compared to $276.7 million for 2000. The increase in net interest revenue was primarily due to an increase in average earning assets. Average earning assets increased by $1.4 billion during 2001, most notably average loan growth of $1.1 billion. This growth in loans improved the mix of earning assets since loans generally have higher yields than other types of earning assets. Average loans now comprise 65% of average earning assets compared to 63% in 2000. The growth in average earning assets was funded by a $1.2 billion increase in interest-bearing liabilities, including an $845 million increase in interest-bearing deposits. Table 2 reflects the effect on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

     Net interest margin, the ratio of net interest revenue to average earning assets, increased from 3.56% in 2000 to 3.64% in 2001. This increase reflects the effect of changes in interest rates on BOK Financial's earning assets and interest-bearing liabilities. BOK Financial's interest-bearing liabilities react more quickly to changes in interest rates than its earning assets, causing the net interest margin to increase during periods of declining interest rates. Management expects the favorable effect of declining interest rates to moderate as yields on earning assets decline and as overall market rates stabilize.

Table 2    Volume/Rate Analysis
           (In Thousands)
                                                      2001/2000                                2000/1999
                                         -------------------------------------    ------------------------------------
                                                          Change Due To(1)                        Change Due To(1)
                                                      ------------------------                ------------------------
                                           Change       Volume    Yield/Rate        Change      Volume     Yield/Rate
                                         ------------ ----------- ------------    ----------- ------------ -----------
Tax-equivalent interest revenue:
  Securities                               $17,329    $  26,009    $ (8,680)      $  20,384     $11,444     $  8,940
  Trading securities                          (250)         226        (476)           (841)     (1,683)         842
  Loans                                      1,149       88,815     (87,666)        117,643      77,933       39,710
  Funds sold and resell agreements          (2,133)      (1,516)       (617)            743         164          579
---------------------------------------- ------------ ----------- ------------ -- ----------- ------------ -----------
Total                                       16,095      113,534     (97,439)        137,929      87,858       50,071
---------------------------------------- ------------ ----------- ------------ -- ----------- ------------ -----------
Interest expense:
  Transaction deposits                      (5,126)       9,642     (14,768)          8,509       4,847        3,662
  Savings deposits                            (422)          50        (472)           (268)       (174)         (94)
  Time deposits                              5,686       26,304     (20,618)         49,387      28,452       20,935
  Borrowed funds                           (42,608)      15,392     (58,000)         46,962      22,154       24,808
  Subordinated debenture                       486        2,059      (1,573)          1,103          15        1,088
---------------------------------------- ------------ ----------- ------------ -- ----------- ------------ -----------
Total                                      (41,984)      53,447     (95,431)        105,693      55,294       50,399
---------------------------------------- ------------                          -- -----------
                                                      ----------- ------------                ------------ -----------
Tax-equivalent net interest revenue         58,079    $  60,087    $ (2,008)         32,236     $32,564     $   (328)
                                                      ----------- ------------                ------------ -----------
(Increase) decrease in tax-equivalent
  adjustment                                  (192)                                     527
---------------------------------------- ------------                          -- -----------
Net interest revenue                       $57,887                                $  32,763
---------------------------------------- ------------                          -- -----------

                                                4th Qtr 2001/4th Qtr 2000
                                           -----------------------------------
                                                           Change Due To(1)
                                                       -----------------------
                                             Change      Volume     Yield/Rate
                                           ----------- ----------- -----------
Tax-equivalent interest revenue:
  Securities                               $  1,534    $  7,337     $ (5,803)
  Trading securities                           (160)         67         (227)
  Loans                                     (26,211)     18,863      (45,074)
  Funds sold and resell agreements             (703)       (360)        (343)
------------------------------------------ ----------- ----------- -----------
Total                                       (25,540)     25,907      (51,447)
------------------------------------------ ----------- ----------- -----------
Interest expense:
  Transaction deposits                       (5,713)      3,202       (8,915)
  Savings deposits                             (184)         55         (239)
  Time deposits                             (12,493)      2,315      (14,808)
  Borrowed funds                            (24,807)      3,494      (28,301)
  Subordinated debenture                         97         619         (522)
------------------------------------------ ----------- ----------- -----------
Total                                       (43,100)      9,685      (52,785)
------------------------------------------ -----------
                                                       ----------- -----------
Tax-equivalent net interest revenue          17,560     $16,222      $ 1,338
                                                       ----------- -----------
Decrease in tax-equivalent adjustment           267
------------------------------------------ -----------
Net interest revenue                        $17,827
------------------------------------------ -----------

  (1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

     Since inception in 1990, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and to invest in securities. The primary objective of this strategy is to reduce total interest rate risk. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposit accounts. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides net interest revenue as well as a reduction in interest rate risk. Management estimates that this strategy resulted in a 31 basis point decrease in net interest margin for 2001. However, this strategy contributed $38.8 million to net interest revenue. Net interest margin, excluding this strategy, was 3.95% for 2001. As more fully discussed in the subsequent Market Risk Section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy. The effectiveness of these strategies are reflected in the overall changes in net interest revenue due to changes in interest rates as shown in Table 2.
     Tax-equivalent net interest revenue for the fourth quarter of 2001 was $88.8 million compared to $71.3 million for the fourth quarter of 2000. This increase was due to the growth in average earning assets, which increased $1.4 billion or 17%. Net interest margin increased 22 basis points to 3.69% due to the effect of declining rates over the past year as discussed above.
     Tax-equivalent net interest revenue totaled $276.7 million for 2000 compared to $244.5 million in 1999. The increase in net interest revenue during 2000 was primarily due to an increase in average earning assets. Average earning assets increased by $1.0 billion during 2000. Additionally, the mix of earning assets improved during 2000. Average loans, which generally have higher yields than other types of earning assets, increased to 63% of earning assets in 2000 compared to 60% in 1999. These volume factors contributed $87.9 million to the increase in net interest revenue.

     The financial service environment in BOK Financial's primary markets is highly competitive due to a large number of commercial banks, thrifts, credit unions and brokerage firms. Additionally, many customers have access to national and regional financial institutions for many products and services. Management expects that BOK Financial will continue to be able to successfully compete with these financial institutions by delivering the loan and deposit products and other financial services traditionally associated with a large bank with the responsiveness of a smaller, community bank.

Other Operating Revenue

    Other operating revenue increased $60.4 million or 30% compared to 2000, including a $24.5 million increase from gains on financial instruments. Fees and commissions continue to represent a significant portion of BOK Financial's total revenue at 40% during 2001. Included in 2001 were fees and commissions of $2.8 million from the CNBT acquisition, including service charges on deposit accounts of $2.3 million. All major categories of fees and commissions increased over the same period in 2000. Most notably, mortgage banking revenue increased $13.0 million or 35% due to improved conditions for sales of loans into the secondary market. Service charges and fees on deposit accounts grew $8.4 million or 19% over 2000 due to growth in nonsufficient fund charges and growth of treasury services revenue. When interest rates fall, more corporate customers pay for banking services through treasury services fees instead of maintaining compensating deposit balances. Brokerage and trading grew 36% to $21.8 million during 2001. This growth was driven by diversification into corporate bonds, favorable reception to the product mix in our newer markets and continued expansion in revenue from traditional brokerage products. Growth in transaction card revenue of $5.7 million or 15% was due to growth in merchant fees, which are directly related to the level of consumer spending and growth in debit card fees that continue to become more popular with consumers. Trust fees grew 3% despite declining stock market values on which many fees are based.
    Securities and derivatives net gains totaled $26.6 million for 2001. These gains included $17.9 million from the general securities portfolio, gains of $12.8 million on a securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights, and losses of $4.1 million from fair value adjustments of derivative instruments. Additional discussion about the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

Table 3    Other Operating Revenue
           (In Thousands)
                                                                      Years ended December 31,
                                                 -------------------------------------------------------------
                                                     2001          2000        1999        1998        1997
                                                 ------------- ----------- ----------- ----------- -----------
Brokerage and trading revenue                     $  21,822    $  16,074   $  16,233   $  15,301   $   9,556
Transaction card revenue                             44,481       38,753      32,648      24,426      19,339
Trust fees and commissions                           40,567       39,316      35,127      29,956      24,072
Service charges and fees on deposit accounts         51,284       42,932      41,067      33,920      30,181
Mortgage banking revenue                             50,155       37,179      36,986      41,733      32,235
Leasing revenue                                       3,745        4,244       3,725       7,111       5,861
Other revenue                                        20,087       17,965      17,589      11,688      10,330
------------------------------------------------ ------------- ----------- ----------- ----------- -----------
    Total fees and commissions                      232,141      196,463     183,375     164,135     131,574
------------------------------------------------ ------------- ----------- ----------- ----------- -----------
Gain on sale of student loans                           557          529         600       1,548       1,311
Gain on loan securitization                               -            -         270           -           -
Gain (loss) on sales of other assets                      -         (148)      4,626           -           -
Gain (loss) on sales of securities, net              30,640        2,059        (419)      9,337      (1,329)
Loss on derivatives, net                             (4,062)           -           -           -           -
------------------------------------------------ ------------- ----------- ----------- ----------- -----------
    Total other operating revenue                  $259,276     $198,903    $188,452    $175,020    $131,556
------------------------------------------------ ------------- ----------- ----------- ----------- -----------

     Other operating revenue for the fourth quarter of 2001 totaled $55.3 million compared to $54.9 million for the fourth quarter of 2000. Included in the fourth quarter 2001 were $676 thousand of fees and commissions from the CNBT acquisition, including service charges on deposit accounts of $594 thousand. The fourth quarter of 2001 included securities losses of $3.8 million compared to gains of $3.3 million in the fourth quarter of 2000. Net securities losses from the portion of the available for sale portfolio, which serves as an economic hedge of mortgage servicing rights, totaled $11.1 million. Net securities gains on the remaining available for sale portfolio totaled $7.3 million. Changes in the components of other revenue during the fourth quarter were consistent with the year to date changes. Service charges and fees on deposit accounts increased $2.8 million. Mortgage banking revenue increased $4.8 million.

     Other operating revenue in 2000 increased $10.5 million or 6% compared to 1999. Fees and commissions, which are included in other operating revenue, increased $13.1 million or 7% while gains on asset sales decreased $2.6 million. Revenue generated by card-based transactions, such as the TransFund ATM network, bankcards and related merchant discounts, increased by 19% to $38.8 million. These increases are generally due to a higher volume of transactions processed in 2000. Other revenue included $4.5 million of private placement and underwriting fees.
     Management expects continued growth in other operating revenue. However, increased competition, market saturation and the level of economic activity could affect the future rate of increase. Additionally, BOK Financial's ability to generate fee revenue is affected by interest rates, values in the equity market and consumer spending, all of which can be volatile.

Lines of Business

     BOK Financial operates four principal lines of business under its Bank of Oklahoma franchise: corporate banking, consumer banking, mortgage banking and trust services. BOK Financial also operates a fifth principal line of business, regional banks, which includes banking functions for Bank of Albuquerque, Bank of Arkansas and Bank of Texas. These five principal lines of business combined account for approximately 87% of total revenue. Other lines of business include:
TransFund ATM network which contributed $7.8 million in 2001, $7.1 million in 2000 and $5.3 million in 1999 to net income; and BOSC, Inc. which contributed $1.4 million in 2001, $406 thousand in 2000 and $534 thousand in 1999 to net income.

Corporate Banking

     The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed 39% of consolidated net income for 2001 compared to 43% of consolidated net income for 2000. The reduction in the percent of consolidated earnings contributed by the Corporate Banking Division reflects the growth in the Regional Banks Division, most notably Bank of Texas. Total revenue for this division increased 11% primarily due to a 13% increase in outstanding loans. This increase in revenue was partially offset by increases in internal funding rates charged to the Corporate Banking Division. Operating expense for this division increased 7%. The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division.

Table 4  Corporate Banking
         (In Thousands)
                               Years ended December 31,
                        ----------------------------------------
                              2001         2000         1999
                        ----------------------------------------
  Revenue (interest
    expense) from
    external sources    $   229,277  $   264,623  $   207,926
  Revenue (interest
    expense)from
    internal sources        (86,615)    (136,367)     (92,844)
  Operating expense          57,322       53,451       47,025
  Provision for
    loan loss                10,493        3,658       (1,111)
  Net income                 45,580       43,471       42,262
  Average assets         $3,854,310   $3,370,044   $2,933,619
  Average equity            442,870      392,711      330,091
  Return on assets             1.18%        1.29%        1.44%
  Return on equity            10.29        11.07        12.80
  Efficiency ratio            40.18        41.68        40.86

Consumer Banking

    The Consumer Banking Division provides its customers throughout Oklahoma with a full line of deposit, loan and fee-based services through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed 14% of consolidated net income for 2001 and 17% of consolidated net income for 2000. Net expense from external sources decreased $16.1 million due primarily to lower rates paid on deposits. This decrease was partially offset by lower revenue from internal sources due to rates charged to other operating units. Operating expenses increased $4.2 million or 8% during 2001, including a $2.0 million increase in personnel costs.

Table 5  Consumer Banking
         (In Thousands)
                             Years ended December 31,
                    -------------------------------------------
                          2001         2000          1999
                      ------------- ------------ --------------
Revenue (interest
  expense)from
  external sources    $   (4,054)   $  (20,154)    $   (1,065)
Revenue (interest
  expense)from
  internal sources        94,393       107,172         80,973
Operating expense         59,099        54,906         53,545
Net income                16,539        17,379         14,602
Average assets        $2,192,698    $2,140,383     $2,100,368
Average equity            69,102        60,813         58,824
Return on assets             .75%          .81%           .70%
Return on equity           23.93         28.58          24.82
Efficiency ratio           65.42         63.10          67.01

Mortgage Banking

     BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOk Mortgage contributed 7% of net income in 2001 compared to 3% in 2000.
     Mortgage banking revenue, which is included in other operating revenue, totaled $50.2 million in 2001, an increase of $13.0 million compared to 2000. Declining interest rates throughout 2001 were favorable for mortgage lending. Mortgage loans originated totaled $1.1 billion during 2001, including $562 million for home purchases and $566 million of loans refinanced. Mortgage loans originated during 2000 totaled $590 million. The increase in volume of new loans combined with improved pricing resulted in an increase in revenue from loan production to $17.8 million in 2001 compared to $4.8 million in 2000. Revenue from loan production included $22.7 million in 2001 and $11.3 million in 2000 from capitalized originated mortgage loan servicing rights. Income before taxes from loan origination and marketing activities was $12.1 million in 2001 compared to a loss of $3.1 million in 2000. Approximately 71% of the mortgage loans originated during 2001 were in Oklahoma.
     The declining interest rate environment had an unfavorable effect on BOk Mortgage's loan servicing portfolio, as both actual and anticipated prepayments increased significantly. Total servicing revenue was $32.3 million for 2001 compared to $32.9 million for 2000. Amortization of servicing rights, which is included in operating expense, increased by $8.3 million to $23.5 million due to the higher level of prepayments. Additionally, an impairment provision of $15.6 million was recognized in 2001 for actual run-off and anticipated prepayments. Net gains from the sales of securities that have been designated as an economic hedge of the loan servicing portfolio totaled $12.8 million in 2001 and $5.3 million in 2000. These factors combined to reduce pretax income on loan servicing activities to $378 thousand during 2001 compared to pretax income of $7.8 million for 2000. See the Market Risk section of this report for additional discussion of the prepayment risk of the mortgage servicing portfolio and related hedging strategies.
     BOk Mortgage services approximately $6.6 billion of mortgage loans. Approximately 60% of these loans are in BOK Financial's primary market area and 21% are in the southeastern United Sates. Information regarding stratification of the servicing portfolio by primary risk characteristics is presented in Note 8 to the Consolidated Financial Statements.

Table 6  Mortgage Banking
           (In Thousands)
                              Years ended December 31,
                        -------------------------------------
                             2001        2000        1999
                        -------------------------------------

    Revenue (interest
      expense)from
      external sources   $  62,664   $  44,907   $  39,675
    Capitalized mortgage
      servicing rights      22,695      11,267      11,483
    Revenue (interest
      expense)from
      internal sources     (20,867)    (15,006)     (8,296)
    Operating expense       47,750      37,762      39,422
    Provision for
      impairment of
      mortgage servicing
      rights                15,551       2,900           -
    Gain on sales of
      securities, net       12,757       5,257           -
    Net income               8,493       3,486       2,051
    Average assets       $ 651,103   $ 412,219   $ 355,887
    Average equity          50,891      32,053      32,006
    Return on assets          1.30%        .85%        .58%
    Return on equity         16.69       10.88        6.41
    Efficiency ratio         74.04       91.73       91.97

Trust Services

     BOK Financial provides a wide range of trust services, including institutional, investment and retirement products and services to affluent individuals and businesses, not-for-profit organizations and governmental agencies. Trust services are primarily provided to clients in Oklahoma, Texas, Arkansas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-k program with clients in Dallas, Chicago, New York and Los Angeles. At December 31, 2001 and 2000, trust assets with an aggregate market value of $18 billion were subject to various fiduciary arrangements. BOK Financial has sole or joint discretionary authority over $10 billion of trust assets at December 31, 2001 compared to $9 billion at the end of 2000. Trust services contributed 8% to consolidated net income for 2001 compared to 10% for 2000. Growth in trust fees was limited by the declining stock market values during 2001 on which many fees are based. Total revenue from trust services increased $2.2 million or 4% during 2001, while operating expenses increased $2.6 million or 7% due primarily to $921 thousand in personnel costs.

Table 7  Trust Services
           (In Thousands)
                               Years ended December 31,
                         --------------------------------------
                              2001         2000        1999
                         ------------- ----------- ------------

  Revenue (interest
    expense)from
    external sources      $  41,064    $  43,433   $  39,809
  Revenue (interest
    expense)from
    internal sources         13,589        8,995       7,243
  Operating expense          38,534       35,916      33,481
  Net income                  9,771       10,087       8,249
  Average assets          $ 475,715    $ 355,150   $ 332,297
  Average equity             41,290       37,895      33,473
  Return on assets             2.05%        2.84%       2.48%
  Return on equity            23.66        26.62       24.64
  Efficiency ratio            70.51        68.51       71.16

Regional Banks

    Regional banks include Bank of Texas, Bank of Arkansas and Bank of Albuquerque. Each of these banks provides a full range of corporate and consumer banking, treasury services and retail investments in its respective market. Small businesses and middle-market corporations are the regional banks' primary customer focus.
    Regional banks contributed $31.7 million or 27% to consolidated net income in 2001 compared to $21.7 million or 22% in 2000. Total revenue for 2001 increased $40.5 million compared to 2000, while operating expenses increased $23.0 million. The increase in operating expenses included a $5.0 million increase in intangible amortization expense.
    BOK Financial's operations in Texas, New Mexico and Arkansas contributed $21.0 million, $8.2 million, and $2.5 million, respectively, to consolidated net income for 2001. This compared to net income of $16.1 million, $4.1 million, and $1.5 million for 2000.

Table 8    Regional Banks
           (In Thousands)
                               Years ended December 31,
                       -----------------------------------------
                          2001          2000          1999
                     -------------------------------------------

Revenue (interest
  expense)from
  external sources     $   158,510   $  119,036   $    83,512
Revenue (interest
  expense)from
  internal sources        (11,690)      (12,709)      (10,458)
Operating expense          91,253        68,224        60,662
Gains (losses) on
  sales of securities         484          (356)          (53)
Net income                 31,651        21,705         7,856
Tangible net income        46,848        31,916        14,807
Average assets         $3,352,155    $2,467,530    $1,860,667
Average equity            409,622       282,223       214,226
Tangible return on
  assets                     1.40%         1.29%          .80%
Tangible return on
  equity                    11.44         11.31          6.91
Efficiency ratio            62.15         64.16         83.04

    Average equity assigned to the regional banks included both an amount based on management's assessment of risk and an additional amount based upon BOK Financial's investment in these entities. Management excludes the amortization of all intangible assets when evaluating the performance of the regional banks on a tangible return basis.

Other Operating Expense

    Other operating expense totaled $368.8 million for 2001 compared to $302.8 million in 2000. Excluding a $15.6 million provision for impairment of mortgage servicing rights in 2001 compared to $2.9 million in 2000 and $20.7 million of operating expenses from the CNBT acquisition in 2001, other operating expense increased $32.5 million or 11%. The following discussion excludes CNBT operating expenses (most notably personnel of $6.3 million, net occupancy and equipment of $1.7 million and amortization of intangible assets of $7.4 million) to improve comparability.
    Personnel costs increased $11.4 million or 8%. Regular compensation (including overtime and temporary assistance) and benefits increased $9.3 million or 7%. Average staffing on a full time equivalent ("FTE") basis increased by 141 employees or 5% while average compensation expense per FTE increased by 3%. Incentive compensation increased by $2.0 million or 10% compared to 2000 due to growth in revenue over pre-determined targets.
    Professional fees for 2001 increased $3.4 million or 36%, which included $1.5 million in consulting fees for public finance business at BOSC, Inc. and $320 thousand for the Perfect Banking sales and service program. Net occupancy and equipment expense for 2001 increased $5.6 million or 16% due primarily to a $3.2 million increase in depreciation expense. This increase reflects additional investments in facilities and technology improvements over the past two years. Data processing and communications increased $4.4 million or 13% primarily in transaction card servicing and external processing due to increased volumes. Mortgage banking costs increased $8.0 million or 36% due primarily to amortization of mortgage servicing rights, which is caused by an increase in loan prepayments. A provision for impairment of mortgage servicing rights of $15.6 million was taken during 2001 due primarily to the interest rate and prepayment environment.

Table 9    Other Operating Expense
           (In Thousands)

                                                                        Years ended December 31,
                                                          ------------------------------------------------------
                                                             2001       2000       1999       1998       1997
                                                          ---------- ---------- ---------- ---------- ----------
Personnel expense                                          $163,835   $146,215   $136,010   $109,437  $  90,625
Business promotion                                           10,658      8,395      9,077      8,220      8,886
Contribution of stock to BOk Charitable Foundation                -          -          -      2,257      3,638
Professional fees and services                               13,391      9,618      9,584      9,781      6,906
Net occupancy and equipment                                  42,764     35,447     30,789     21,811     18,720
Data processing and communications                           40,013     34,962     32,038     23,764     19,444
FDIC and other insurance                                      1,717      1,569      1,356      1,368      1,380
Printing, postage and supplies                               12,329     11,260     11,599      9,524      8,067
Net gains and operating expenses on repossessed assets        1,401     (1,283)    (3,473)      (474)    (3,831)
Amortization of intangible assets                            20,113     15,478     15,823      9,515      8,968
Mortgage banking costs                                       30,261     22,274     23,932     25,949     19,968
Provision for impairment of mortgage servicing rights        15,551      2,900          -     (2,290)     4,100
Other expense                                                16,729     15,980     13,781     15,133     12,983
--------------------------------------------------------- ---------- ---------- ---------- ---------- ----------
     Total                                                 $368,762   $302,815   $280,516   $233,995   $199,854
--------------------------------------------------------- ---------- ---------- ---------- ---------- ----------

     Other operating expenses for the fourth quarter of 2001 totaled $84.8 million compared to $79.3 million for the fourth quarter of 2000. The fourth quarter of 2001 included an $8.9 million reversal of previous provisions compared to a $2.9 million provision for impairment of mortgage servicing rights during 2000. Excluding the effects of this impairment charge, operating expenses for the fourth quarter of 2001 increased by 23% from 2000 due to reasons consistent with those discussed above.
     Other operating expense totaled $302.8 million for 2000 compared to $280.5 million in 1999, an increase of 8%. Personnel, net occupancy and equipment and data processing and communications comprised most of the increase.
     In 2000, personnel costs increased $10.2 million or 8% compared to 1999. Regular compensation (including overtime and temporary assistance) and benefits increased $6.1 million or 6%. Average staffing on a full time equivalent ("FTE") basis increased by 77 employees or 3% while average compensation expense per FTE increased by 5%. Incentive compensation increased by $3.4 million or 20% compared to 1999 due to growth in revenue over pre-determined targets and growth in the number of business units covered by incentive plans.
     Net occupancy and equipment expense for 2000 increased $4.7 million or 15% compared to 1999. Equipment expense increased by $3.1 million due primarily to depreciation of computer equipment purchased in 1998 and 1999. Data processing and communications increased $2.9 million or 9% due primarily to a $1.6 million increase in processing charges.

Income Taxes

     Income tax expense was $63.6 million, $47.6 million and $44.5 million for 2001, 2000 and 1999, respectively, representing 35%, 32% and 33%, respectively, of book taxable income. Tax expense currently payable totaled $74.2 million in 2001 compared to $38.4 million in 2000 and $43.8 million in 1999.
     The Internal Revenue Service is currently examining the carryback of $30.8 million of capital loss generated in 1999. Such loss was applied against capital gains generated in 1997 and 1998 resulting in a $9.8 million refund. Management expects no material adverse impact on the financial statements as a result of this examination.
     The Internal Revenue Service closed its examination of 1996 during 2000. As a result of the outcome of this examination, BOK Financial reduced its tax accrual by $3.0 million. Income tax expense for 2000 was 34% of pre-tax book income excluding the reversal of this accrual. During 1999 the Internal Revenue Service examination for 1995 was closed with no significant adjustments.


Table 10   Selected Quarterly Financial Data
            (In Thousands Except Per Share Data)
                                                               Fourth        Third       Second        First
                                                             ------------ ------------ ------------ ------------
                                                                                    2001
                                                             ---------------------------------------------------
Interest revenue                                              $148,222     $161,863     $168,270     $176,278
Interest expense                                                61,203       77,337       88,653      100,666
------------------------------------------------------------ ------------ ------------ ------------ ------------
Net interest revenue                                            87,019       84,526       79,617       75,612
Provision for loan losses                                       10,517       11,023        8,497        7,573
------------------------------------------------------------ ------------ ------------ ------------ ------------
Net interest revenue after provision for loan losses            76,502       73,503       71,120       68,039
Other operating revenue                                         62,330       57,450       58,496       54,422
Gain (loss) on sales of securities, net                         (3,770)      19,746        2,030       12,634
Gain (loss) on derivatives, net                                 (3,300)      (1,105)        (303)         646
Other operating expense                                         84,801      103,591       86,584       93,786
------------------------------------------------------------ ------------ ------------ ------------ ------------
Income before taxes                                             46,961       46,003       44,759       41,955
Income tax expense                                              16,829       16,216       15,778       14,789
------------------------------------------------------------ ------------ ------------ ------------ ------------
Net income before cumulative effect of a change in
   accounting principle, net of tax                             30,132       29,787       28,981       27,166
  Transition adjustment of adoption of FAS 133                    -            -            -             236
------------------------------------------------------------ ------------ ------------ ------------ ------------
  Net income                                                 $  30,132    $  29,787    $  28,981    $  27,402
------------------------------------------------------------ ------------ ------------ ------------ ------------
Earnings per share:
   Basic                                                     $     .58    $     .58    $     .56    $     .53
------------------------------------------------------------ ------------ ------------ ------------ ------------
   Diluted                                                   $     .52    $     .51    $     .50    $     .48
------------------------------------------------------------ ------------ ------------ ------------ ------------
Average shares:
   Basic                                                        51,138       51,015       50,906       50,828
------------------------------------------------------------ ------------ ------------ ------------ ------------
   Diluted                                                      58,201       58,095       57,837       57,626
------------------------------------------------------------ ------------ ------------ ------------ ------------


                                                                                    2000
                                                             ----------------------------------------------------
Interest revenue                                              $173,495     $163,577     $156,314     $145,344
Interest expense                                               104,303       95,430       88,444       81,666
------------------------------------------------------------ ------------ ------------ ------------ -------------
Net interest revenue                                            69,192       68,147       67,870       63,678
Provision for loan losses                                        6,000        5,031        3,534        2,639
------------------------------------------------------------ ------------ ------------ ------------ -------------
Net interest revenue after provision for loan losses            63,192       63,116       64,336       61,039
Other operating revenue                                         51,628       50,378       48,030       46,808
Gain (loss) on sales of securities, net                          3,296         (538)        (682)         (17)
Other operating expense                                         79,318       73,964       74,917       74,616
------------------------------------------------------------ ------------ ------------ ------------ -------------
Income before taxes                                             38,798       38,992       36,767       33,214
Income tax expense                                              13,302       13,355       12,573        8,401
------------------------------------------------------------ ------------ ------------ ------------ -------------
Net income                                                   $  25,496    $  25,637    $  24,194    $  24,813
------------------------------------------------------------ ------------ ------------ ------------ -------------
Earnings per share:
   Basic                                                     $     .50    $     .50    $     .47    $     .48
------------------------------------------------------------ ------------ ------------ ------------ -------------
   Diluted                                                   $     .44    $     .45    $     .42    $     .43
------------------------------------------------------------ ------------ ------------ ------------ -------------
Average shares:
   Basic                                                        50,705       50,625       50,718       50,712
------------------------------------------------------------ ------------ ------------ ------------ -------------
   Diluted                                                      57,371       57,292       57,370       57,380
------------------------------------------------------------ ------------ ------------ ------------ -------------

Assessment of Financial Condition

Securities Portfolio

     Securities are identified as either investment or available for sale based upon asset/liability management strategies, liquidity and profitability objectives and regulatory requirements. Investment securities, which consist primarily of Oklahoma municipal bonds and other short-term instruments, are carried at cost, adjusted for amortization of premiums or accretion of discounts. Available for sale securities, which may be sold prior to maturity based upon asset/liability management decisions, are carried at fair value. Unrealized gains or losses on available for sale securities, less deferred taxes, are recorded as accumulated other comprehensive income in stockholders' equity.
     During 2001, the amortized cost of available for sale securities increased by $682 million. Mortgage-backed securities increased by $779 million to $3.3 billion. Approximately $619 million of the increase in mortgage-backed securities reflected BOK Financial's strategy of fully utilizing available capital resources by borrowing funds in the capital markets as previously discussed in the Net Interest Revenue section of this report. Additionally, mortgage-backed securities designated as an economic hedge of the mortgage servicing rights increased $159 million to $362 million. At December 31, 2001, available for sale securities with an amortized cost of $1.3 billion were pledged as collateral for repurchase agreement borrowings.
     BOK Financial realized net gains from securities sales of $30.6 million in 2001 and $2.1 million in 2000. These amounts included net gains from securities designated as hedges of the mortgage servicing portfolio of $12.8 million in 2001 and $5.3 million in 2000. The increase in net realized gains reflected the active management of the securities portfolio as interest rates declined in 2001. Net unrealized gains in the securities portfolio increased from $5.4 million at December 31, 2000 to $9.6 million at December 31, 2001. The expected duration of the mortgage-backed securities portfolio extended to approximately
3.0 years during 2001. Management currently intends to reduce the expected duration of the mortgage-backed securities portfolio to approximately 2.8 years. Additional information about the securities portfolio is presented in Note 3 to the Consolidated Financial Statements.

Table 11   Securities
           (In Thousands)
                                                                                  December 31,
                                                  -----------------------------------------------------------------------------
                                                            2001                      2000                      1999
                                                  ------------------------- ------------------------- -------------------------
                                                   Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                     Cost         Value        Cost         Value        Cost         Value
                                                  ------------ ------------ ------------ ------------ ------------ ------------

Investment:
  U.S. Treasury                                   $     7,982  $     7,981   $        -   $        -  $       196  $       198
  Municipal and other tax-exempt                      222,195      223,487      207,177      207,641      186,177      184,748
  Mortgage-backed U.S. agency securities                7,381        7,620       11,541       11,567       18,051       17,926
  Other debt securities                                 3,555        3,540       14,653       14,659        8,756        8,752
------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
     Total                                        $   241,113  $   242,628   $  233,371   $  233,867  $   213,180  $   211,624
------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Available for sale:
    U.S. Treasury                                 $    34,538  $    35,197  $    85,656  $    85,564  $   112,902  $   111,860
    Municipal and other tax-exempt                      4,262        4,299       14,492       14,552       13,086       13,094
    Mortgage-backed securities:
      U.S. agencies                                 2,637,636    2,638,425    2,050,100    2,046,318    2,174,916    2,106,094
      Other                                           669,057      673,737      478,065      486,170      202,229      200,558
------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
        Total mortgage-backed securities            3,306,693    3,312,162    2,528,165    2,532,488    2,377,145    2,306,652
------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
    Other debt securities                                 536          538          242          245          353          353
    Equity securities and mutual funds                 93,918       97,353      129,823      130,971      156,476      156,745
------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
      Total                                        $3,439,947   $3,449,549   $2,758,378   $2,763,820   $2,659,962   $2,588,704
------------------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------

Loans

     The aggregate loan portfolio at December 31, 2001 totaled $6.3 billion, an increase of $778 million since December 31, 2000. Growth in the loan portfolio included $184 million from the CNBT acquisition and $117 million of residential mortgage loans held for sale. Excluding these items, total loans increased 9% during 2001. Commercial loans increased $427 million during the year. This increase was primarily in the energy, services and wholesale/retail sectors of the loan portfolio. Additionally, the consumer loan portfolio increased $97 million since December 31, 2000.

Table 12   Loans
           (In Thousands)
                                                                              December 31,
                                                     ----------------------------------------------------------------
                                                          2001         2000         1999         1998         1997
                                                     ------------ ------------ ------------ ------------ ------------
Commercial:
   Energy                                           $   987,556  $   837,223  $   606,561  $   468,700  $   333,988
   Manufacturing                                        467,260      421,046      344,175      245,268      205,836
   Wholesale/retail                                     600,470      499,017      407,785      279,265      264,029
   Agriculture                                          170,861      185,407      173,653      160,241      155,868
   Services                                           1,084,480      963,171      807,184      635,585      482,476
   Other commercial and industrial                      364,123      342,169      325,343      200,214      107,260
Commercial real estate:
   Construction and land development                    327,455      311,700      249,160      174,059      104,322
   Multifamily                                          291,687      271,459      257,187      181,525      103,218
   Other real estate loans                              722,633      687,335      588,195      404,985      284,220
Residential mortgage:
   Secured by 1-4 family residential properties         703,080      638,044      531,058      500,690      435,753
   Residential mortgages held for sale                  166,093       48,901       57,057      100,269       79,779
Consumer                                                409,680      312,390      296,131      296,298      299,272
---------------------------------------------------- ------------ ------------ ------------ ------------ ------------
     Total                                           $6,295,378   $5,517,862   $4,643,489   $3,647,099   $2,856,021
---------------------------------------------------- ------------ ------------ ------------ ------------ ------------

     Outstanding loans to energy customers totaled $988 million or 16% of total loans at December 31, 2001. This represents an increase of 18% over last year. Small- and medium-size customers in the Houston, Texas; Denver, Colorado and West Texas markets were the primary source of this loan growth. Approximately $768 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. Outstanding loans to the services industry totaled $1.1 billion, an increase of 13%. Services included loans that totaled $162 million to nursing homes, $115 million to the healthcare industry and $69 million to the hotel industry. Loans to the wholesale/retail industry increased 20% to $600 million. Approximately $40 million of this increase resulted from increased efforts in New Mexico. Agriculture included $150 million of loans to the cattle industry. Other notable loan concentrations by the primary industry of the borrowers are presented in Table 12.
     BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. At December 31, 2001, the outstanding principal balance of these loans totaled $659 million, including $637 million to borrowers with local market relationships. BOK Financial is the agent lender in approximately 25% of these loans.
     Commercial real estate loans totaled $1.3 billion or 21% of the loan portfolio at December 31, 2001. This represented a 6% increase from the previous year-end. Construction and land development loans included $265 million for single-family residential lots and premises. The major components of other commercial real estate loans were office buildings - $256 million and retail facilities - $220 million.
     Residential mortgage loans included $296 million of home equity loans, $253 million of mortgage loans held for business relationship purposes, and $154 million of adjustable rate mortgage loans. Consumer loans included $177 million of indirect automobile loans at December 31, 2001, an increase of $62 million since the previous year-end. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 26% of the indirect automobile loan portfolio were considered sub-prime.

Table 13   Loan Maturity and Interest Rate Sensitivity at December 31, 2001
           (In Thousands)
                                                             Remaining Maturities of Selected Loans
                                                             --------------------------------------
                                                  Total      Within 1 Year 1-5 Years   After 5 Years
                                              -------------- ------------ ------------ ------------
Loan maturity:
   Commercial                                  $3,674,750     $1,371,647   $1,775,114    $527,989
   Commercial real estate                       1,341,775        553,363      622,007     166,405
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                    $5,016,525     $1,925,010   $2,397,121    $694,394
--------------------------------------------- -------------- ------------ ------------ ------------
Interest rate sensitivity for selected
  loans with:
   Predetermined interest rates                $1,174,615    $   190,371  $   687,061    $297,183
   Floating or adjustable interest rates        3,841,910      1,734,639    1,710,060     397,211
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                    $5,016,525     $1,925,010   $2,397,121    $694,394
--------------------------------------------- -------------- ------------ ------------ ------------

    While BOK Financial continued to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 14 reflects the distribution of the major loan categories among BOK Financial's principal market areas.

Table 14   Loans by Principal Market Area
           (In Thousands)
                                                               December 31,
                                      ----------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                      ------------ ------------ ------------ ------------ ------------
Oklahoma:
   Commercial                         $2,606,977   $2,480,825   $2,172,268   $1,785,961   $1,399,900
   Commercial real estate                739,419      768,232      704,999      538,529      363,329
   Residential mortgage                  642,116      458,395      376,806      427,004      459,646
   Consumer                              314,060      250,298      236,565      266,453      272,197
                                      ------------ ------------ ------------ ------------ ------------
     Total Oklahoma                   $4,302,572   $3,957,750   $3,490,638   $3,017,947   $2,495,072
                                      ------------ ------------ ------------ ------------ ------------
Texas:
   Commercial                         $  775,788   $  549,505   $  383,460   $  154,593   $  120,672
   Commercial real estate                380,602      299,357      227,748      105,208       69,950
   Residential mortgage                  136,181      122,082      102,888       58,185       50,639
   Consumer                               85,347       53,397       50,923       23,431       23,666
                                      ------------ ------------ ------------ ------------ ------------
     Total Texas                      $1,377,918`  $1,024,341   $  765,019   $  341,417   $  264,927
                                      ------------ ------------ ------------ ------------ ------------
Albuquerque:
   Commercial                         $  219,257   $  167,023   $   63,370   $   13,480   $      450
   Commercial real estate                136,425      118,492       87,759       45,331       10,138
   Residential mortgage                   85,309      101,920      103,684      109,741            -
   Consumer                                8,200        6,107        5,410        3,038            -
                                      ------------ ------------ ------------ ------------ ------------
     Total Albuquerque                $  449,191   $  393,542   $  260,223   $  171,590   $   10,588
                                      ------------ ------------ ------------ ------------ ------------
Northwest Arkansas:
   Commercial                         $   72,728   $   50,680   $   45,603   $   35,239   $   28,435
   Commercial real estate                 85,329       84,413       74,036       71,501       48,343
   Residential mortgage                    5,567        4,548        4,737        6,029        5,247
   Consumer                                2,073        2,588        3,233        3,376        3,409
                                      ------------ ------------ ------------ ------------ ------------
     Total Northwest Arkansas         $  165,697   $  142,229   $  127,609   $  116,145   $   85,434
                                      ------------ ------------ ------------ ------------ ------------

Other Derivatives with Credit Risk

     During 2001 BOK Financial developed a program that permits its energy-producing customers to hedge against price fluctuations through energy option and swap contracts. These contracts are executed between BOk and its customers. Offsetting contracts are executed between BOk and selected energy dealers to minimize the risk of changes in energy prices. The dealer contracts are identical to the customer contracts, except for a fixed pricing spread paid to BOk as compensation for administrative costs, credit risk and profit.
     This program creates credit risk for potential amounts due to BOk from the customers and dealers. Customer credit risk is monitored through existing lending policies and procedures. The value of energy production is evaluated across a range of prices to determine a maximum exposure BOk is willing to have individually to any customer or collectively to all energy producers. Dealer credit risk is monitored through existing policies and procedures used to evaluate counterparty risk. This evaluation considers all relationships between BOK Financial and each counterparty. Individual limits are established by management and approved by the Risk Oversight Committee of the Board of Directors. Margin collateral is required if the exposure to a counterparty exceeds established limits. BOK Financial had no energy contracts with Enron Corp.
     BOK Financial carries the energy contracts at fair value in other assets and other liabilities. Changes in fair value are recorded in income. Closing prices on the New York Mercantile Exchange are used to determine fair value. At December 31, 2001, other assets included $28 million and other liabilities included $29 million of energy contracts. The primary counterparties on asset contracts were Bank of Montreal, $10.6 million; Goldman Sachs, $5.7 million; Morgan Stanley, $5.6 million and J. P. Morgan Chase, $5.4 million. A deterioration in the credit standing of one or more of the counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts.

Summary of Loan Loss Experience

         The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $102 million at December 31, 2001 compared to $83 million at December 31, 2000. This represented 1.66% and 1.51% of total loans, excluding loans held for sale, at December 31, 2001 and 2000, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The increase in loan charge-offs reflected the general trend toward a slower economy in 2001. Commercial loan charge-offs included $5.9 million from two shared national credits to manufacturers with ties to the local economy. Table 15 presents statistical information regarding the reserve for loan losses for the past five years.

Table 15   Summary of Loan Loss Experience
           (Dollars In Thousands)
                                                                          Years ended December 31,
                                                     -------------------------------------------------------------------
                                                          2001         2000          1999         1998         1997
                                                     -------------------------------------------------------------------
  Beginning balance                                    $ 82,655      $76,234       $65,922      $54,044      $45,907
    Loans charged off:
      Commercial                                         18,042        7,747         2,136        3,219        3,350
      Commercial real estate                                 71        1,176            35          175          698
      Residential mortgage                                  308          285           617          202          440
      Consumer                                            6,827        5,593         4,560        4,000        4,791
------------------------------------------------------------------------------------------------------------------------
        Total                                            25,248       14,801         7,348        7,596        9,279
------------------------------------------------------------------------------------------------------------------------
    Recoveries of loans previously charged off:
      Commercial                                          1,151        1,126         3,110        1,487        2,543
      Commercial real estate                                653          428           487        1,398          957
      Residential mortgage                                   57          157            17          162          557
      Consumer                                            2,727        2,307         2,156        1,836        1,578
------------------------------------------------------------------------------------------------------------------------
        Total                                             4,588        4,018         5,770        4,883        5,635
------------------------------------------------------------------------------------------------------------------------
  Net loans charged off                                  20,660       10,783         1,578        2,713        3,644
  Provision for loan losses                              37,610       17,204        10,365       14,591        9,256
  Additions due to acquisitions                           2,300            -         1,525            -        2,525
------------------------------------------------------------------------------------------------------------------------
  Ending balance                                       $101,905      $82,655       $76,234      $65,922      $54,044
------------------------------------------------------------------------------------------------------------------------
  Reserve for loan losses to loans outstanding at          1.66%        1.51%         1.66%        1.86%        1.95%
  year-end1
  Net charge-offs to average loans1                         .35          .22           .04          .09          .14
  Provision for loan losses to average loans1               .63          .35           .26          .48          .35
  Recoveries to gross charge-offs                         18.17        27.15         78.52        64.28        60.73
  Reserve as a multiple of net charge-offs                 4.93x        7.67x        48.31x       24.30x       14.83x
------------------------------------------------------------------------------------------------------------------------
  Problem Loans
------------------------------------------------------------------------------------------------------------------------
  Loans past due (90 days)                             $  8,108      $15,467       $11,336      $ 9,553      $10,710
  Nonaccrual2                                            43,540       39,661        19,465       14,095       19,761
  Renegotiated                                               27           87             -            -          207
------------------------------------------------------------------------------------------------------------------------
       Total                                           $ 51,675      $55,215       $30,801      $23,648      $30,678
------------------------------------------------------------------------------------------------------------------------
  Foregone interest on nonaccrual loans2               $  5,163      $ 3,803       $ 2,321      $ 2,271      $ 2,981
------------------------------------------------------------------------------------------------------------------------

1  Excludes residential mortgage loans held for sale.
2  Interest collected and recognized on nonaccrual loans was $3.3 million in 1998 and was not significant in 2001 and previous years disclosed.

     The reserve for loan losses is assessed by management based upon an ongoing evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments to provide financing. A consistent well-documented methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based on a statistical migration analysis and nonspecific reserves that are based on analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. An independent Credit Administration department is responsible for performing this evaluation for all of BOK Financial's subsidiaries to ensure that the methodology is applied consistently.

Table 16   Loan Loss Reserve Allocation
           (Dollars in Thousands)
                                                                     December 31,
                           -------------------------------------------------------------------------------------------------
                                  2001                2000                1999                1998               1997
                           ------------------ ------------------- ------------------- ------------------- ------------------
                                       % of                % of                % of                % of               % of
                            Reserve3  Loans1   Reserve3   Loans1   Reserve3   Loans1   Reserve3   Loans1   Reserve3  Loans1
                           --------- -------- --------- --------- --------- --------- --------- --------- --------- --------

Loan category:
   Commercial2             $  61,164  59.95%   $55,187    59.39%   $47,261    58.10%   $37,570    56.09%   $35,009    55.81%
   Commercial real
     estate                  15,923   21.89     12,393    23.23     11,216    23.86      7,949    21.44      3,236    17.71
   Residential mortgage       3,774   11.47      2,019    11.67      2,137    11.58      1,807    14.12      1,783    15.70
   Consumer                   6,890    6.69      6,407     5.71      6,721     6.46      6,689     8.35      5,763    10.78
   Nonspecific allowance     14,154     -        6,649     -         8,899     -        11,907     -         8,253     -
-------------------------- --------- -------- --------- --------- --------- --------- --------- --------- --------- --------
   Total                   $101,905  100.00%   $82,655   100.00%   $76,234   100.00%   $65,922   100.00%   $54,044  100.00%
-------------------------- --------- -------- --------- --------- --------- --------- --------- --------- --------- --------

1  Excludes residential mortgage loans held for sale.
2 Specific allocation for Year 2000 risks were $2.0 million in 1999, $3.6 million in 1998 and $4.8 million in 1997. 3 Specific allocation for the loan concentration risks are included in the appropriate category: Energy, Agriculture and Hotel/Motel.

     All significant criticized loans are reviewed quarterly. Specific reserves for impairment are determined through evaluation of estimated future cash flow and collateral value in accordance with generally accepted accounting principles and regulatory standards. At December 31, 2001 specific impairment reserves totaled $2.5 million on total impaired loans of $40 million.
     The general reserve for loan losses is determined primarily through an internally developed migration analysis model. The purpose of this model is to determine the probability that each loan in the portfolio has an inherent loss based on historic trends. Management uses an eight-quarter aggregate accumulation of net loan losses as the basis for this model. Greater emphasis is placed on loan losses in the more recent periods. This model is used to assign a general allowance for loan losses to all commercial loans and leases, excluding loans that have a specific impairment allowance, residential mortgage loans and consumer loans.
     A nonspecific allowance for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in the general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans and overall growth in the loan portfolio. Additional factors considered are bank regulatory examination results, error potential in the migration analysis model or the underlying data, and other relevant factors. A range of potential losses is determined for each factor identified. At December 31, 2001 the range of potential losses for the more significant factors were: General economic conditions - $3.2 million to $4.0 million Concentration of large loans - $1.0 million to $1.9 million Loan portfolio growth - $700 thousand to $1.4 million.
    Allocation of the loan loss reserve to the major loan categories is presented in Table 16. The increase in the nonspecific allowance was due primarily to the effect of general economic conditions and overall growth in the loan portfolio.
    A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate loan loss reserve. These provisions totaled $37.6 million for 2001, $17.2 million for 2000 and $10.4 million for 1999. The increase reflected the growth in net loans charged-off for each of those years, growth in nonperforming and potential problem loans.
     Evaluation of the loan loss reserve requires a significant level of assumptions by management including estimation of future cash flows, collateral values, relevance of historic loss trends to the loan portfolio and assessment of the effect of current economic conditions on borrowers' ability to repay. The required loan loss reserve could be materially affected by changes in these assumptions. The loan loss reserve is adequate to absorb losses inherent in the loan portfolio based upon current conditions and information available to management. However, actual losses may differ significantly due to changing conditions or information that is currently not available.

Nonperforming Assets

    Information regarding nonperforming assets, which totaled $51 million at December 31, 2001 and $44 million at December 31, 2000 is presented in Table 17. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans increased by $3.9 million during 2001. Newly identified nonaccruing loans totaled $31.3 million during 2001. This amount included $11.4 million for one borrower whose acquisition strategy was adversely affected by market conditions. Total nonaccrual loans decreased by $12.4 million of cash payments received, $9.7 million of losses charged against the reserve for loan losses and $3.8 million of transfers to real estate and other repossessed assets.

Table 17   Nonperforming Assets
           (Dollars in Thousands)
                                                                                       December 31,
                                                      -----------------------------------------------------------------
                                                          2001         2000         1999         1998          1997
                                                      ------------ ------------ ------------ ------------ -------------
Nonperforming loans
   Nonaccrual loans:
     Commercial                                         $35,075      $37,146      $12,686     $  8,394      $12,745
     Commercial real estate                               3,856          161        2,046        1,950        3,276
     Residential mortgage                                 4,140        1,855        3,383        2,583        2,985
     Consumer                                               469          499        1,350        1,168          755
----------------------------------------------------- ------------ ------------ ------------ ------------ -------------
       Total nonaccrual loans                            43,540       39,661       19,465       14,095       19,761
   Renegotiated loans                                        27           87            -            -          207
----------------------------------------------------- ------------ ------------ ------------ ------------ -------------
     Total nonperforming loans                           43,567       39,748       19,465       14,095       19,968
   Other nonperforming assets                             7,141        3,851        3,478        4,667        5,281
----------------------------------------------------- ------------ ------------ ------------ ------------ -------------
     Total nonperforming assets                         $50,708      $43,599      $22,943      $18,762      $25,249
----------------------------------------------------- ------------ ------------ ------------ ------------ -------------
Ratios:
   Reserve for loan losses to nonperforming loans        233.90%      207.95%      391.65%      467.70%      270.65%
   Nonperforming loans to period-end loans2                 .71          .73          .42          .40          .72
----------------------------------------------------- ------------ ------------ ------------ ------------ -------------
Loans past due (90 days)1                              $  8,108      $15,467      $11,336     $  9,553      $10,710
----------------------------------------------------- ------------ ------------ ------------ ------------ -------------

1 Includes residential mortgages guaranteed by agencies of
  the U.S. Government.                                 $  6,222      $ 7,616      $ 8,538     $  8,122      $ 7,072
  Excludes residential mortgages guaranteed by agencies of
  the U.S. Government in foreclosure.                     4,396        5,630        8,310        6,953        7,396
2 Excludes residential mortgage loans held for sale.

    The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in Nonperforming Assets. However, known information causes management to have concerns as to the borrower's ability to comply with current repayment terms. Potential problem loans totaled $50 million at December 31, 2001 and $24 million at December 31, 2000. At December 31, 2001, the composition of potential problem loans by primary industry categories included manufacturing, $24 million; healthcare, $12 million; and telecommunications, $10 million.

Deposits

     Average deposits for 2001 increased $968 million or 18% compared to 2000. Most notably, average transaction deposit accounts increased $377 million or 20%; time deposits of $100,000 or more increased $254 million or 19% and other time deposits increased $211 million or 18%. Average time deposits of $100,000 or more were $1.6 billion in 2001 compared to $1.3 billion in 2000. At December 31, 2001, the outstanding balance of time deposits of $100,000 or more decreased to $1.3 billion while the balance of other time deposits increased to $1.5 billion. This reflected a determination to reduce the level of large time deposits as a funding source.

Table 18   Average Deposits
           (In Thousands)
                                    2001          2000
                                ----------------------------

  Core deposits                   $3,331,210   $3,293,456
  Public funds                       447,846      400,467
  Uninsured deposits               2,706,038    1,823,192
------------------------------------------------------------
  Total                           $6,485,094   $5,517,115
------------------------------------------------------------

     Average core deposits as a percent of total deposits decreased to 51% in 2001 compared to 60% in 2000 and 65% in 1999. Concurrently, average uninsured deposits represented 42% of total deposits in 2001, 33% in 2000 and 27% in 1999. Uninsured deposits as used in this presentation are based on a simple analysis of account balances and do not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations.


Table 19   Maturity of Domestic CDs and Public Funds
           in Amounts of $100,000 or More
           (In Thousands)              December 31,
                                 ---------------------------
                                        2001         2000
                                 ---------------------------
  Months to maturity:
  3 or less                       $   625,686  $   534,960
  Over 3 through 6                    311,743      395,537
  Over 6 through 12                   221,264      303,260
  Over 12                             449,263      210,107
------------------------------------------------------------
  Total                            $1,607,956   $1,443,864
------------------------------------------------------------

     The distribution of deposit accounts among BOK Financial's principal markets is shown in Table 20. Deposit growth in Texas included $366 million from the acquisition of CNBT. Excluding this acquisition, deposits in Texas grew by $108 million or 11%.
     BOK Financial competes for deposits by offering a broad range of products and services to its customers. This includes offering competitive rates and fees, convenience and service to its customers. BOK Financial offered free checking accounts during 2001. This product helped to increase the number of new checking accounts opened during 2001 to over 46 thousand compared to approximately 17 thousand in 2000. Management believes that the growth in deposit balances and the value of additional customer contact opportunities more than offset any lost fee income.
     Bank of Oklahoma offers banking convenience through 114 locations, including 33 supermarket locations. Bank of Texas has 14 locations in the Dallas metropolitan area and 7 in Houston. Bank of Albuquerque has 18 banking locations in Albuquerque, New Mexico and Bank of Arkansas has 3 locations in northwest Arkansas. A 24-hour ExpressBank call center is available to serve customers from all of BOK Financial's subsidiary banks.

Table 20 Deposits by Principal Market Area
           (In Thousands)
                                       December 31,
                                ----------------------------
                                    2001          2000
                                ----------------------------
  Oklahoma:
     Demand                      $   992,663  $   937,163
     Interest-bearing:
       Transaction                 1,650,269    1,407,083
       Savings                       101,433       93,598
       Time                        2,041,025    2,036,274
                                ----------------------------
     Total interest-bearing        3,792,727    3,536,955
                                ----------------------------
  Total Oklahoma                 $ 4,785,390  $ 4,474,118
                                ----------------------------

  Texas:
     Demand                      $   305,745  $   250,347
     Interest-bearing:
       Transaction                   670,728      406,446
       Savings                        28,918       22,910
       Time                          451,031      303,203
                                ----------------------------
     Total interest-bearing        1,150,677      732,559
                                ----------------------------
  Total Texas                     $1,456,422  $   982,906
                                ----------------------------


                                       December 31,
                                ----------------------------
                                    2001          2000
                                ----------------------------
  Albuquerque:
     Demand                       $   57,648  $    45,803
     Interest-bearing:
       Transaction                   224,265      161,027
       Savings                        26,848       25,843
       Time                          241,549      250,876
                                ----------------------------
     Total interest-bearing          492,662      437,746
                                ----------------------------
  Total Albuquerque               $  550,310  $   483,549
                                ----------------------------

  Northwest Arkansas:
     Demand                       $   10,634  $    10,453
     Interest-bearing:
       Transaction                    14,452       11,114
       Savings                         1,035        1,030
       Time                           87,501       82,835
                                ----------------------------
     Total interest-bearing          102,988       94,979
                                ----------------------------
  Total Northwest Arkansas       $   113,622  $   105,432
                                ----------------------------

Borrowings and Capital

Parent Company

     BOK Financial (parent company) negotiated a $122.5 million unsecured revolving credit agreement with certain banks during 2001. This credit agreement, which matures in October 2004, replaced a $125 million credit agreement that was scheduled to mature in November 2002. The outstanding principal balance of this credit agreement at December 31, 2001 was $95 million. Interest is based on either the London Interbank Offering Rate ("LIBOR") plus a defined margin that is determined by the principal balance outstanding and BOK Financial's credit rating or a base rate. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the prime rate. This credit agreement includes certain restrictive covenants that limit BOK Financial's ability to borrow additional funds and to pay cash dividends on common stock. These covenants also require BOK Financial and its subsidiaries to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at December 31, 2001.
     BOK Financial filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $250 million of senior debt securities during the fourth quarter of 1998. These securities are direct, unsecured obligations and are not insured by the Federal Deposit Insurance Corporation or guaranteed by any governmental agency. None of this debt had been issued at December 31, 2001.
     BOK Financial borrowed $30 million during 2001 from its principal shareholder, George B. Kaiser, by issuing a subordinated debenture. This debenture matures in March 2008. Interest is based on LIBOR plus 1.75%, payable quarterly. The proceeds of this borrowing were used to support asset growth, including the CNBT acquisition.
     The primary sources of liquidity available to BOK Financial are earnings on deposits and investments and dividends from subsidiaries. Dividends from subsidiary banks are generally limited by various banking regulations to net profits, as defined, for the year plus retained net profits for the preceding two years. Dividends are further restricted by minimum capital regulations. Based on the most restrictive limitations, BOK Financial's subsidiary banks could declare up to $102 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare up to $68 million under this policy.

Subsidiary Banks

     BOK Financial's subsidiary banks use borrowings to supplement deposits as a source of funds for loan and securities growth. These sources include federal funds purchased, securities repurchase agreements, and advances from the Federal Home Loan Bank. Interest rates and maturity dates for the various sources of funds are matched with specific types of assets in the asset / liability management process. See Note 10 to the Consolidated Financial Statements for additional information about the interest rates and maturity dates of these borrowings.
     In 1997, BOk issued $150 million of 7.125% fixed rate subordinated debentures that mature in 2007. Interest rate swaps were used as a fair value hedge to convert the fixed interest on these debentures to a LIBOR-based floating rate. This permitted BOk to adjust the carrying value of the subordinated debentures to fair value. In 2001, the interest rate swaps were terminated. The related market value adjustment of the subordinated debenture of $8 million will be recognized over the remaining life of the debt.
     Equity capital for BOK Financial increased by $125 million to $828 million during 2001. Earnings provided $116 million of this increase. The remainder was primarily due to the effects of stock options exercised during the year. The present policy of BOK Financial is to retain earnings for capital and future growth. Management has no current plans to recommend payments of cash dividends on common stock. Management presently plans to recommend continued payment of an annual dividend in shares of common stock.
     BOK Financial and its subsidiary banks are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators. The capital ratios for BOK Financial and each of its subsidiary banks generally increased by a small amount during 2001 as retained capital was used to support asset growth. See Note 16 to the Consolidated Financial Statements for additional information regarding regulatory capital.

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

    BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its portfolio of assets held for purposes other than trading and trading assets. The effect of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. The responsibility for managing market risk rests with the Asset/Liability Committee that operates under policy guidelines established by the Board of Directors. The negative acceptable variation in net interest revenue and economic value of equity due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also establish maximum levels for short-term borrowings, short-term assets and public and brokered deposits and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

Interest Rate Risk Management (Other than Trading)

     BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, the first assuming a sustained parallel 200 basis point increase and the second a sustained parallel 100 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates. However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. An independent source is used to determine the most likely interest rates for the next year. The Federal Reserve Bank's discount rate affects short-term borrowings, the prime lending rate and the LIBOR. These rates in turn are the basis for much of the variable-rate loan pricing. Additionally, the 30-year mortgage rate directly affects the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. Sensitivity of fee income to market interest rate levels, such as those related to cash management services and mortgage servicing are also included. The model incorporates assumptions regarding the level of interest rate or balance changes on indeterminable maturity deposits (demand deposits, interest-bearing transaction accounts and savings accounts) for a given level of market rate changes. The assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate swaps on all products are included to the extent that they are effective in the 12-month simulation period. Changes in prepayment behavior of mortgage-backed securities and residential mortgage loans and mortgage servicing in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. The effect of changes in interest rates on the value of mortgage servicing rights is excluded from Table 21 due to the extreme volatility over such a large rate range. The effect of changes in interest rates on the value of mortgage servicing rights and hedge securities is shown in Table 22. The impact of planned growth and new business activities is factored into the simulation model. At December 31, 2001 and 2000, this modeling indicated interest rate sensitivity as follows:

Table 21   Interest Rate Sensitivity
          (Dollars in Thousands)                                        Decrease
                                                              ----------------------------
                                        200 bp Increase           100 bp        200 bp            Most Likely
                                  --------------------------------------------------------------------------------
                                       2001         2000           2001          2000          2001         2000
                                  --------------------------------------------------------------------------------
Anticipated impact over the next twelve months:
   Net interest revenue            $ 7,380     $    (199)      $ (10,403)    $  2,269       $ 3,896     $ 3,837
                                       2.0%         (0.1)%          (2.8)%        0.7%          1.1%        1.3%
------------------------------------------------------------------------------------------------------------------
   Net income                      $ 4,612     $    (124)      $  (6,502)    $  1,418       $ 2,435     $ 2,398
                                       3.3%         (0.1)%          (4.6)%        1.3%        1.7%          2.1%
------------------------------------------------------------------------------------------------------------------
   Economic value of equity        $   705     $ (32,142)      $(109,487)    $(10,113)      $  (398)    $33,255
                                       0.1%         (2.8)%          (8.5)%       (0.9)%          -          2.9%
------------------------------------------------------------------------------------------------------------------

    The estimated changes in interest rates on net interest revenue, net income, and economic value of equity is within guidelines established by the Board of Directors for all interest rate scenarios.
     BOK Financial also has risk associated with its portfolio of mortgage servicing rights. The primary risk is due to loan prepayments. Generally, the value of mortgage servicing rights declines when interest rates fall due to an increase in loan prepayments. The decrease in value of the servicing rights is recorded as an impairment allowance. Both the amortized cost and the fair value of the servicing rights are stratified by interest rate and loan type. An impairment provision is charged against earnings whenever the amortized cost exceeds the fair value of each stratum. Generally, the value of mortgage servicing rights increases when interest rates rise due to a decrease in loan prepayments. However, this increase in value can only be recognized up to the amortized cost. Any increase in fair value beyond amortized cost is not recognized.
     There is no active market for trading servicing rights. Therefore, fair value is determined by using industry consensus prepayment speeds to project future cash flows. Additional assumptions are made regarding servicing costs, earnings on escrow deposits and ancillary income and discount rates. Management consistently uses independent sources to provide many of these assumptions. However, actual fair values may differ significantly from computed fair values due to assumption changes or modeling errors.
     BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed and principal only securities are acquired and held as available for sale when the prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the fair value of the mortgage servicing rights. Management may sell these securities and realize gains or losses when necessary to offset losses or gains on the mortgage servicing rights. However, this strategy presents certain risks. A well- developed market determines fair values for securities. As previously noted, there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.
    The relationship between the fair value of mortgage servicing rights and mortgage-backed securities has become more volatile. Since September 30, 2001, industry projections of prepayment speeds have changed significantly due to factors other than interest rates, including duration of the low interest rate environment and borrower prepayment behavior. As a result, the hedge program was less effective during the fourth quarter of 2001. At December 31, 2001, securities with a fair value of $340 million and an aggregate unrealized loss of $22 million were held for the hedge program. This unrealized loss, net of income taxes, is included in shareholders' equity as part of other accumulated comprehensive income. The interest rate sensitivity of the mortgage servicing portfolio and securities held as a hedge is modeled over a range of + / - 50 basis points. At December 31, 2001, the pre-tax results on this modeling on reported earnings were:


Table 22   Interest Rate Sensitivity - Mortgage Servicing
           (Dollars in Thousands)
                                        2001
                            -----------------------------
                                50 bp     50 bp Decrease
                               Increase
                            -----------------------------
Anticipated change in:
   Mortgage servicing rights   $10,670(1)   $(18,001)
   Hedging instruments         (12,135)           (2)
---------------------------------------------------------
   Net                        $ (1,465)     $(18,001)
---------------------------------------------------------

(1) Total anticipated increase in value is $12.3 million. However, only $10.7 million can be recognized due to risk strata limits.

(2) Anticipated increase in value of hedging instrument totals $12.6 million, which would reduce the existing unrealized loss. However, gains would not be available to be realized.

     The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue, net income or economic value of equity or precisely predict the impact of higher or lower interest rates on net interest revenue, net income or economic value of equity. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
    BOK Financial uses interest rate swaps, a form of off-balance sheet derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain fixed rate loans with funding sources and long-term certificates of deposit with earning assets. During 2001 and 2000, net interest income increased $6.1 million and $2.2 million. Credit risk from these swaps is closely monitored and counterparties to these contracts are selected on the basis of their credit worthiness, among other factors. Derivative products are not used for speculative purposes. See Note 4 to the Consolidated Financial Statements for additional information.

Trading Activities

        BOK Financial enters into trading account activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. BOK Financial will also take trading positions in U.S. Treasury securities mortgage-backed securities, municipal securities and financial futures for its own account through either BOk or BOSC, Inc. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

        A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs. The Risk Management Department monitors trading activity daily and reports to senior management and the Risk Oversight and Audit Committee of the BOK Financial Board of Directors any exceptions to trading position limits and risk management policy exceptions.
    BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance/co-variance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $100 million and the VAR to $6.5 million. At December 31, 2001, the nominal aggregate trading positions were $42 million and the VAR was $946 thousand. The greatest value at risk during 2001 was $1.7 million.

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminated the pooling of interests method of accounting for business combinations and provided new definitions for intangible assets that must be recognized apart from goodwill. FAS 141 was adopted on July 1, 2001. FAS 142 established new rules of accounting for intangible assets. Under these new rules, intangible assets with indefinite lives such as goodwill will no longer be amortized but will be subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. Subsequent to the issuance of FAS 142, the Financial Accounting Standards Board issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The Board is currently reconsidering this interpretation.
    BOK Financial will adopt FAS 142 as of January 1, 2002. Net income and earnings per fully diluted share for 2001 and 2000 would have been $124.6 million or $2.15 and $105.5 million or $1.84 if FAS 142 had been effective for those years. During 2002, BOKF will perform the first of the required impairment tests of goodwill. The effect of these tests on earnings and financial position has not yet been determined.

Forward-Looking Statements

     This Annual Report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial, the financial services industry and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and reserve for loan losses involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Report of Management on Financial Statements

     Management is responsible for the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. In management's opinion, the consolidated financial statements present fairly the financial conditions, results of operations and cash flows of BOK Financial and its subsidiaries at the dates and for the periods indicated.

     BOK Financial and its subsidiaries maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization, and are recorded as necessary to maintain accountability for assets and to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. This system includes written policies and procedures, a corporate code of conduct, an internal audit program and standards for the hiring and training of qualified personnel.

     The Board of Directors of BOK Financial maintains a Risk Oversight and Audit Committee consisting of outside directors that meet periodically with management and BOK Financial's internal and independent auditors. The Committee considers the audit and nonaudit services to be performed by the independent auditors, makes arrangements for the internal and independent audits and recommends BOK Financial's selection of independent auditors. The Committee also reviews the results of the internal and independent audits, considers and approves certain of BOK Financial's accounting principles and practices, and reviews various shareholder reports and other reports and filings.

     Ernst & Young LLP, certified public accountants, have been engaged to audit the consolidated financial statements of BOK Financial and its subsidiaries. Their audit is conducted in accordance with auditing standards generally accepted in the United States and their report on BOK Financial's consolidated financial statements is set forth below.

Report of Independent Auditors

     We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                    Ernst & Young LLP
                                    Tulsa, Oklahoma
                                    January 23, 2002

                            BOK FINANCIAL CORPORATION

Consolidated Statements of Earnings
(Dollars In Thousands Except Per Share Data)
                                                                                 2001              2000              1999
                                                                          ----------------- ----------------- -----------------
Interest Revenue
Loans                                                                          $455,332          $454,077          $336,630
Taxable securities                                                              184,464           167,493           144,901
Tax-exempt securities                                                            12,979            12,782            14,233
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Total securities                                                            197,443           180,275           159,134
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Trading securities                                                                1,029             1,416             2,291
Funds sold and resell agreements                                                    829             2,962             2,219
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Total interest revenue                                                      654,633           638,730           500,274
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Interest Expense
Deposits                                                                        208,387           208,249           150,621
Borrowed funds                                                                  108,549           151,157           104,195
Subordinated debentures                                                          10,923            10,437             9,334
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Total interest expense                                                      327,859           369,843           264,150
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Net Interest Revenue                                                            326,774           268,887           236,124
Provision for Loan Losses                                                        37,610            17,204            10,365
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Net Interest Revenue After Provision for Loan Losses                            289,164           251,683           225,759
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Other Operating Revenue
Brokerage and trading revenue                                                    21,822            16,074            16,233
Transaction card revenue                                                         44,481            38,753            32,648
Trust fees and commissions                                                       40,567            39,316            35,127
Service charges and fees on deposit accounts                                     51,284            42,932            41,067
Mortgage banking revenue                                                         50,155            37,179            36,986
Leasing revenue                                                                   3,745             4,244             3,725
Other revenue                                                                    20,087            17,965            17,589
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Total fees and commissions                                                  232,141           196,463           183,375
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Gain on sale of student loans                                                       557               529               600
Gain on loan securitization                                                           -                 -               270
Gain (loss) on sales of other assets                                                  -              (148)            4,626
Gain (loss) on sales of securities, net                                          30,640             2,059              (419)
Loss on derivatives, net                                                         (4,062)                -                 -
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Total other operating revenue                                               259,276           198,903           188,452
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Other Operating Expense
Personnel expense                                                               163,835           146,215           136,010
Business promotion                                                               10,658             8,395             9,077
Professional fees and services                                                   13,391             9,618             9,584
Net occupancy and equipment                                                      42,764            35,447            30,789
Data processing and communications                                               40,013            34,962            32,038
FDIC and other insurance                                                          1,717             1,569             1,356
Printing, postage and supplies                                                   12,329            11,260            11,599
Net gains and operating expenses on repossessed assets                            1,401            (1,283)           (3,473)
Amortization of intangible assets                                                20,113            15,478            15,823
Mortgage banking costs                                                           30,261            22,274            23,932
Provision for impairment of mortgage servicing rights                            15,551             2,900                 -
Other expense                                                                    16,729            15,980            13,781
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Total other operating expense                                               368,762           302,815           280,516
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Income Before Taxes                                                             179,678           147,771           133,695
Federal and state income tax                                                     63,612            47,631            44,469
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Income Before Cumulative Effect of a Change in Accounting
  Principle, Net of Tax                                                         116,066           100,140            89,226
Transition adjustment of adoption of FAS 133                                        236                 -                 -
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Net Income                                                                     $116,302          $100,140         $  89,226
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Earnings Per Share:
    Basic:
      Before cumulative effect of change in accounting principle            $      2.25       $      1.95       $      1.73
      Transition adjustment of adoption of FAS 133                                 -                 -                 -
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Net Income                                                                  $      2.25       $      1.95       $      1.73
------------------------------------------------------------------------- ----------------- ----------------- -----------------
    Diluted:
      Before cumulative effect of change in accounting principle            $      2.01       $      1.75       $      1.55
      Transition adjustment of adoption of FAS 133                                 -                 -                 -
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Net Income                                                                  $      2.01       $      1.75       $      1.55
------------------------------------------------------------------------- ----------------- ----------------- -----------------
Average Shares Used in Computation:
    Basic                                                                    50,972,642        50,665,525        50,598,351
    Diluted                                                                  57,937,534        57,328,915        57,599,259
------------------------------------------------------------------------- ----------------- ----------------- -----------------

  See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                                        December 31,
                                                                               -------------------------------
                                                                                    2001            2000
                                                                               --------------- ---------------

Assets
Cash and due from banks                                                         $   643,938     $   701,424
Funds sold and resell agreements                                                      3,400          49,305
Trading securities                                                                   10,327          39,865
Securities:
   Available for sale                                                             2,815,070       2,105,619
   Available for sale securities pledged to creditors                               634,479         658,201
   Investment (fair value: 2001 - $242,628; 2000 - $233,867)                        241,113         233,371
------------------------------------------------------------------------------ --------------- ---------------
   Total securities                                                               3,690,662       2,997,191
------------------------------------------------------------------------------ --------------- ---------------
Loans                                                                             6,295,378       5,517,862
Less reserve for loan losses                                                       (101,905)        (82,655)
------------------------------------------------------------------------------ --------------- ---------------
   Net loans                                                                      6,193,473       5,435,207
------------------------------------------------------------------------------ --------------- ---------------
Premises and equipment, net                                                         141,425         132,066
Accrued revenue receivable                                                           68,728          74,981
Intangible assets, net                                                              152,076         109,045
Mortgage servicing rights, net                                                       98,796         110,791
Real estate and other repossessed assets                                              7,141           3,851
Bankers' acceptances                                                                  4,179           6,925
Other assets                                                                        116,243          87,683
------------------------------------------------------------------------------ --------------- ---------------
      Total assets                                                              $11,130,388      $9,748,334
------------------------------------------------------------------------------ --------------- ---------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                                            $  1,366,690      $1,243,766
Interest-bearing deposits:
  Transaction                                                                     2,559,714       1,985,670
  Savings                                                                           158,234         143,381
  Time                                                                            2,821,106       2,673,188
------------------------------------------------------------------------------ --------------- ---------------
  Total deposits                                                                  6,905,744       6,046,005
------------------------------------------------------------------------------ --------------- ---------------
Funds purchased and repurchase agreements                                         1,601,989       1,853,073
Other borrowings                                                                  1,220,948         882,204
Subordinated debentures                                                             186,302         148,816
Accrued interest, taxes and expense                                                  67,014          77,860
Bankers' acceptances                                                                  4,179           6,925
Amount due on unsettled security transactions                                       231,660               -
Other liabilities                                                                    84,069          29,875
------------------------------------------------------------------------------ --------------- ---------------
  Total liabilities                                                              10,301,905       9,044,758
------------------------------------------------------------------------------ --------------- ---------------
Shareholders' equity:
  Preferred stock                                                                        25              25
  Common stock ($.00006 par value; 2,500,000,000 shares authorized; issued:
      2001 - 51,737,154; 2000 - 49,706,055)                                               3               3
  Capital surplus                                                                   323,860         278,882
  Retained earnings                                                                 511,301         431,390
  Treasury stock (shares at cost: 2001 - 541,240; 2000 - 487,553)                   (12,498)        (10,044)
  Accumulated other comprehensive income                                              5,792           3,320
------------------------------------------------------------------------------ --------------- ---------------
  Total shareholders' equity                                                        828,483         703,576
------------------------------------------------------------------------------ --------------- ---------------
      Total liabilities and shareholders' equity                                $11,130,388      $9,748,334
------------------------------------------------------------------------------ --------------- ---------------

See accompanying notes to consolidated financial statements.

                            BOK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(In Thousands)
                                                                       2001         2000         1999
                                                                  ------------ ------------ -------------

Cash Flows From Operating Activities:
    Net income                                                   $   116,302  $   100,140  $    89,226
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provisions for loan losses                                    37,610       17,204       10,365
        Provisions for mortgage servicing rights                      15,551        2,900            -
        Transition adjustment of adoption of FAS 133                    (236)           -            -
        Unrealized losses from derivatives                            12,082            -            -
        Depreciation and amortization                                 69,165       54,444       41,088
         Tax benefit on exercise of stock options                      3,408        1,010        3,138
        Tax accrual reversal                                               -        3,000            -
        Net amortization of securities
           discounts and premiums                                     (5,615)      (4,975)       1,413
        Net gain on sale of assets                                   (47,954)     (11,694)     (15,039)
        Mortgage loans originated for resale                        (972,066)    (494,675)    (686,082)
        Proceeds from sale of mortgage loans held for resale       1,008,073      547,140      738,109
        Change in trading securities                                  29,538      (25,132)      34,734
        Change in accrued revenue receivable                           6,253       (7,341)          21
        Change in other assets                                         2,881       73,177      (65,824)
        Change in accrued interest, taxes and expense                 (3,125)     (18,393)      24,151
        Change in other liabilities                                    9,599      (15,992)      29,806
----------------------------------------------------------------- ------------ ------------ -------------
Net cash provided by operating activities                            281,466      220,813      205,106
----------------------------------------------------------------- ------------ ------------ -------------
Cash Flows From Investing Activities:
    Proceeds from sales of investment securities                           -          175            -
    Proceeds from sales of available for sale securities           9,142,248    1,677,078    1,397,956
    Proceeds from maturities of investment securities                 80,273       41,764       59,684
    Proceeds from maturities of available for sale securities        930,494      445,384      634,527
    Purchases of investment securities                               (88,282)     (62,334)     (45,330)
    Purchases of available for sale securities                    (10,496,575) (2,227,911)  (2,223,829)
    Loans originated or acquired net of principal collected         (675,612)    (974,220)  (1,047,291)
    Proceeds from sales of assets                                     68,088       69,201      190,673
    Purchases of assets                                              (75,655)     (98,822)     (93,755)
    Cash and cash equivalents of subsidiaries and branches
      acquired and sold, net                                         (72,990)         (14)      25,584
----------------------------------------------------------------- ------------ ------------ -------------
Net cash used by investing activities                             (1,188,011)  (1,129,699)  (1,101,781)
----------------------------------------------------------------- ------------ ------------ -------------
Cash Flows From Financing Activities:
    Net change in demand deposits, transaction
      deposits, and savings accounts                                 346,034      329,483      (20,535)
    Net change in certificates of deposit                            146,075      453,338      321,702
    Net change in other borrowings                                   141,660      451,574      554,433
    Amount due on unsettled security transaction                     231,660            -            -
    Paydown of other borrowings                                      (95,000)           -            -
    Issuance of subordinated debenture                                30,000            -            -
    Issuance of preferred, common and treasury stock, net              2,745          999          823
    Purchase of treasury stock                                             -       (2,633)      (1,574)
    Dividends paid                                                       (20)          (1)      (2,744)
----------------------------------------------------------------- ------------ ------------ -------------
Net cash provided by financing activities                            803,154    1,232,760      852,105
----------------------------------------------------------------- ------------ ------------ -------------
Net increase (decrease) in cash and cash equivalents                (103,391)     323,874      (44,570)
Cash and cash equivalents at beginning of period                     750,729      426,855      471,425
----------------------------------------------------------------- ------------ ------------ -------------
Cash and cash equivalents at end of period                        $  647,338   $  750,729   $  426,855
----------------------------------------------------------------- ------------ ------------ -------------

Cash paid for interest                                            $  334,103   $  361,645   $  265,548
----------------------------------------------------------------- ------------ ------------ -------------
Cash paid for taxes                                                   70,699       51,669       43,664
----------------------------------------------------------------- ------------ ------------ -------------
Net loans transferred to repossessed real estate                       7,228        2,226        1,857
----------------------------------------------------------------- ------------ ------------ -------------
Payment of dividends in common stock                                  36,371        1,500       32,192
----------------------------------------------------------------- ------------ ------------ -------------

See accompanying notes to consolidated financial statements.

                            BOK FINANCIAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
(In Thousands)

                                                            Preferred Stock           Common Stock
                                                        ----------------------  -------------------
                                                            Shares    Amount        Shares   Amount
                                                        ----------------------  -------------------
December 31, 19982                                          250,000     $25          48,112     $3
Comprehensive income:                                             -       -               -      -
   Net income
   Other comprehensive loss, net of tax:
     Unrealized gain on securities available for sale             -       -               -      -

Total comprehensive income

Director retainer shares                                          -       -               9      -
Treasury stock purchase                                           -       -               -      -
Cancel treasury stock                                             -       -            (725)     -
Issuance of common stock to Thrift Plan                           -       -              17      -
Exercise of stock options                                         -       -             480      -
Tax benefit on exercise of stock options                          -       -               -      -
Common stock dividend                                             -       -               -      -
Dividends paid in shares of common stock:
   Preferred stock                                                -       -              57      -
   Common stock                                                   -       -           1,432      -
---------------------------------------------------------------------------------------------------
December 31, 1999                                           250,000      25          49,382      3
Comprehensive income:
   Net income                                                     -       -               -      -
   Other comprehensive loss, net of tax:
     Unrealized gain on securities available for sale             -       -               -      -

Total comprehensive income

Director retainer shares                                          -       -               4      -
Treasury stock purchase                                           -       -               -      -
Exercise of stock options                                         -       -             294      -
Tax benefit on exercise of stock options                          -       -               -      -
Preferred stock dividend                                          -       -               -      -
Dividends paid in shares of common stock:
   Preferred stock                                                -       -              26      -
---------------------------------------------------------------------------------------------------
December 31, 2000                                           250,000      25          49,706      3
Comprehensive income:
   Net income                                                     -       -               -      -
   Other comprehensive loss, net of tax:
     Unrealized gain on securities available for sale             -       -               -      -

Total comprehensive income

Director retainer shares                                          -       -               5      -
Exercise of stock options                                         -       -             598      -
Tax benefit on exercise of stock options                          -       -               -      -
Preferred stock dividend                                          -       -               -      -
Dividends paid in shares of common stock:
   Preferred stock                                                -       -              51      -
   Common stock                                                   -       -           1,377      -
---------------------------------------------------------------------------------------------------
 December 31, 2001                                          250,000     $25          51,737     $3
---------------------------------------------------------------------------------------------------

                                                                              December 31,

                                                                -------------------------------------------
                                                                     2001          2000          1999
                                                                -------------------------------------------
1  Changes in net unrealized gains on securities:
      Unrealized gains (losses) on available for sale               $34,800       $78,759      $(90,852)
   securities
      Tax (expense) benefit on unrealized gains (losses)
        on available for sale securities                            (12,412)      (30,467)       34,697
      Reclassification adjustment for (gains) losses
        realized and included in net income                         (30,640)       (2,059)          419
      Reclassification adjustment for tax expense (benefit)
        on realized (gains) losses                                   10,724           664          (138)
                                                                -------------------------------------------
      Net unrealized gains on securities                           $  2,472       $46,897      $(55,874)
                                                                -------------------------------------------

2  Restated for pooling of interest in 1999.

See accompanying notes to consolidated financial statements.


    Accumulated
       Other
   Comprehensive         Capital           Retained                Treasury Stock
                                                         ------------------------------------
  Income (Loss)1         Surplus           Earnings           Shares            Amount            Total
-------------------- ----------------- ----------------- ----------------- ------------------ ---------------
     $12,297              $236,726          $278,365            749            $ (2,623)          $524,793
           -                     -            89,226              -                   -             89,226


     (55,874)                    -                 -              -                   -            (55,874)
                                                                                              ---------------
                                                                                                    33,352
                                                                                              ---------------
           -                   294                 -              -                   -                294
           -                     -                 -             74              (1,574)            (1,574)
           -                (2,062)                -           (725)              2,062                  -
           -                   406                 -             (1)                 36                442
           -                 4,286                 -            215              (4,823)              (537)
           -                 3,138                 -              -                   -              3,138
           -                     -            (2,734)                                               (2,734)

           -                 1,500            (1,500)                                                    -
           -                30,692           (30,606)             4                 (96)               (10)
-------------------- ----------------- ----------------- ----------------- ------------------ ---------------
     (43,577)              274,980           332,751            316              (7,018)           557,164

           -                     -           100,140              -                   -            100,140

      46,897                     -                 -              -                   -             46,897
                                                                                              ---------------
                                                                                                   147,037
                                                                                              ---------------
           -                    50                 -            (13)                263                313
           -                     -                 -            151              (2,633)            (2,633)
           -                 2,554                 -             97              (1,868)               686
           -                 1,010                 -              -                   -              1,010
           -                                      (1)             -                   -                 (1)

           -                   288            (1,500)           (63)              1,212                  -
-------------------- ----------------- ----------------- ----------------- ------------------ ---------------
       3,320               278,882           431,390            488             (10,044)           703,576

           -                     -           116,302              -                   -            116,302

       2,472                     -                 -              -                   -              2,472
                                                                                              ---------------
                                                                                                   118,774
                                                                                              ---------------
           -                   165                 -             (7)                126                291
           -                 7,551                 -            185              (5,097)             2,454
           -                 3,408                 -              -                   -              3,408
           -                     -                (1)             -                   -                 (1)

           -                 1,114            (1,500)           (21)                386                  -
           -                32,740           (34,890)          (104)              2,131                (19)
-------------------- ----------------- ----------------- ----------------- ------------------ ---------------
    $  5,792              $323,860          $511,301            541            $(12,498)          $828,483
-------------------- ----------------- ----------------- ----------------- ------------------ ---------------

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

     The Consolidated Financial Statements of BOK Financial Corporation ("BOK Financial") have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A. and BOSC, Inc. Certain prior year amounts have been reclassified to conform to current year classifications.

Nature of Operations

     BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions and consumers throughout Oklahoma, Northwest Arkansas, Dallas and Houston, Texas metropolitan areas and New Mexico. These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

Use of Estimates

     Preparation of BOK Financial's consolidated financial statements requires management to make estimates of future economic activities, including interest rates, loan collectibility and prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

Acquisitions

     Assets and liabilities acquired by purchase are recorded at fair values on the acquisition dates. Intangible assets are amortized using straight-line and accelerated methods over the estimated benefit periods. These periods range from 7 to 25 years for goodwill and other identifiable intangible assets and 7 to 10 years for core deposit intangibles. The net book values of intangible assets are evaluated for impairment when economic conditions indicate an impairment may exist. These conditions would include an ongoing performance history and a forecast of anticipated performance that is significantly below management's expectations for acquired entities. Impairment would be determined by a comparison of the fair value of assets and liabilities of the acquired entity plus an estimate of current market premiums paid for similar entities. The Consolidated Statements of Earnings include the results of purchases from the dates of acquisition. The financial statements of companies acquired in pooling-of-interests transactions are combined with the Consolidated Financial Statements of BOK Financial at historical cost as if the mergers occurred at the beginning of the earliest period presented.


Cash Equivalents

     Due from banks, funds sold (generally federal funds sold for one-day periods) and resell agreements (which generally mature within one to 30 days) are considered cash equivalents.

Securities

     Securities are identified as trading, investment (held to maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at market value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Investment securities may be sold or transferred to trading or available for sale classification in certain limited circumstances specified in generally accepted accounting principles. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses on sales of securities are based upon the amortized cost of the specific security sold. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or repledge the collateral.
     The purchase or sale of securities is recognized on a trade date basis. A net receivable or payable is recognized for subsequent transaction settlement. BOK Financial will periodically commit to purchase or sell to-be-announced ("TBA") mortgage-backed securities. These commitments are not reflected in BOK Financial's balance sheet until settlement date, in accordance with the accounting guidance of the Comptroller of the Currency. However, any losses from TBA securities sales are recognized as of the commitment date.

Derivative Instruments

     BOK Financial adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001.
     Derivative instruments, primarily interest rate swaps and forward sales contracts, are used as part of an interest rate risk management strategy. Interest rate swaps modify the interest income and expense on certain long-term, fixed rate assets and liabilities. Amounts payable to or receivable from the counterparties are reported in interest income and expense using the accrual method. The fair value of the interest rate swaps is included in other assets or liabilities. Changes in the fair value of interest rate swaps are included in other operating revenue.

     In certain circumstances, interest rate swaps may be designated as fair value hedges and may qualify for hedge accounting. Changes in the fair value of the hedged asset or liability that are attributable to the hedged risk are reported in other operating revenue. These changes may partially or completely offset the mark-to-market adjustments of the interest rate swaps. Fair value hedges are considered to be effective if the cumulative fair value adjustments of the interest rate swaps are within a range of 80% to 120% of the cumulative fair value adjustment of the hedged assets or liabilities.
     Interest rate swaps may be designated as cash flow hedges of variable rate assets or liabilities or anticipated transactions. Changes in fair value of interest rate swaps are recorded in other comprehensive income to the extent they are effective. Amounts recorded as other comprehensive income are recognized in net income in the same periods as the cash flows from the hedged transactions.
     In conjunction with its mortgage banking activities, BOK Financial enters into mortgage loan commitments that are considered derivative instruments under FAS 133. Forward sales contracts are used to hedge these mortgage loan commitments and mortgage loans held for sale. Changes in the fair value of the mortgage loan commitments and forward sales contracts are recognized in other operating revenue.
     Energy swaps are used to assist certain customers in hedging their risk of adverse changes in natural gas and oil prices. BOK Financial serves as an intermediary between its energy customers and the commodities market by arranging fixed price / floating price swaps. Each swap between BOK Financial and its customer is offset by a swap between BOK Financial and dealers in the commodities market. The fair value of these swaps are carried in other assets and other liabilities. Compensation for credit risk and reimbursement of administrative costs are recognized over the life of the swaps.

Loans

     Loans are either secured or unsecured based on the type of loan and the financial condition of the borrower. Repayment is generally expected from cash flow or proceeds from the sale of selected assets of the borrower. BOK Financial is exposed to risk of loss on loans due to the borrower's difficulties, which may arise from any number of factors, including problems within the respective industry or local economic conditions. Access to collateral, in the event of borrower default, is reasonably assured through adherence to applicable lending laws and through sound lending standards and credit review procedures.
     Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal or interest is uncertain, generally when the collection of principal or interest is 90 days or more past due. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccrual status. Payments on nonaccrual loans are applied to principal or reported as interest income, according to management's judgment as to the collectibility of principal.
     Loan origination and commitment fees and direct loan acquisition and origination costs, when significant, are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value, including estimated losses on unfunded commitments and gains or losses on related forward sales contracts. Effective with the adoption of FAS 133, mortgage loans held for sale that are designated as hedged assets are carried at fair value based on sales commitments or market quotes. Changes in fair value after the date of designation of an effective hedge are recorded in other operating revenue.

Reserve for Loan Losses

     The adequacy of the reserve for loan losses is assessed by management, based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and includes probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon a statistical migration analysis for each category of loans, and a nonspecific allowance that is based upon an analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. The reserve for loan losses related to loans that are identified for evaluation in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), is based on discounted cash flows using the loan's initial effective collateral dependent loans. Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.
     In accordance with the provisions of FAS 114, management has excluded small balance, homogeneous loans from the impairment evaluation specified in FAS 114. Such loans include 1-4 family mortgage loans, consumer loans, and commercial loans with committed amounts less than $1 million. The adequacy of the reserve for loan losses applicable to these loans is evaluated in accordance with generally accepted accounting principles and standards established by the banking regulatory authorities and adopted as policy by BOK Financial.
     A provision for loan losses is charged against earnings in amounts necessary to maintain an adequate reserve for loan losses. Loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Additionally, all unsecured or under-secured loans that are past due by 180 days or more are charged off within 30 days. Recoveries of loans previously charged off are added to the reserve.

Asset Securitization

     BOK Financial periodically securitizes and sells pools of assets. These transactions are designed to comply with the requirements of generally accepted accounting principles for treatment as a sale. BOK Financial may retain the right to service the assets and a residual interest in excess cash flows generated by the assets. The fair value of these retained assets is determined by a discounting of expected future net cash to be received using assumed market interest rates for these instruments. Residual interests are carried at fair value. Changes in fair values are recorded in income. Servicing rights are carried at the lower of amortized cost or fair value. A valuation allowance is provided when amortized cost of servicing rights exceeds fair value.

Real Estate and Other Repossessed Assets

     Real estate and other repossessed assets are assets acquired in partial or total forgiveness of debt. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure, or current fair value less estimated selling costs. Income generated by these assets is recognized as received, and operating expenses are recognized as incurred.

Premises and Equipment

     Premises and equipment are carried at cost including capitalized interest, when appropriate, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the estimated useful lives or remaining lease terms. Repair and maintenance costs are charged to expense as incurred.

Mortgage Servicing Rights

     Capitalized mortgage servicing rights are carried at the lower of amortized cost, adjusted for the effect of hedging activities, or fair value. Amortization is determined in proportion to the projected cash flows over the estimated lives of the servicing portfolios. The actual cash flows are dependent upon the prepayment of the mortgage loans and may differ significantly from the estimates.
     Fair value is determined by discounting the estimated cash flows of servicing revenue, less projected servicing costs, using risk-adjusted rates, which is the assumed market rate for these instruments. Prepayment assumptions are based on industry consensus provided by independent reporting sources. Changes in current interest rates may significantly affect these assumptions by changing loan refinancing activity. Amortized cost and fair value are stratified by interest rate and loan type. A valuation allowance is provided when the net amortized cost of any strata exceeds the calculated fair value.
     Originated mortgage servicing rights are recognized when either mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold. Substantially all fixed rate mortgage loans originated by BOK Financial are sold under existing commitments. The right to service mortgage loans sold is generally retained. The fair value of the originated servicing rights is determined at closing based upon current market rates.


Hedging of Mortgage Servicing Rights

     During 1998 through the first quarter of 2000, BOK Financial entered into futures contracts and call and put options on futures contracts to hedge against the risk of loss on mortgage servicing rights due to accelerated loan prepayments during periods of falling interest rates. Contracts on underlying securities that were expected to have a similar duration to the mortgage servicing portfolio, such as ten-year U.S. Treasury notes, were used for these hedges. The combination of contracts selected was expected to achieve a high degree of correlation between changes in the fair value of the mortgage servicing rights and changes in the market value of the contracts. These contracts were designated as hedges on the trade date. Both unrealized and realized gains and losses on futures contracts and option contracts were deferred as part of the capitalized mortgage servicing rights. These deferred gains and losses are amortized over the estimated life of the loan servicing portfolio. This derivatives-based hedging program was discontinued in 2000. BOK Financial currently acquires mortgage-backed and principal only securities when the prepayment risk exceeds certain levels to serve as an economic hedge against changes in value of its portfolio of mortgage servicing rights. The fair value of these securities is expected to vary inversely to the value of the mortgage servicing rights. These securities are classified as available for sale and carried at fair value. Changes in fair value are recorded, net of deferred income taxes, as other accumulated comprehensive income (loss) in shareholders' equity. Management may sell these securities and recognize gains when necessary to offset losses on the mortgage servicing rights.

Federal and State Income Taxes

     BOK Financial utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statement and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
     BOK Financial and its subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis, and remit to BOK Financial amounts determined to be currently payable.

Employee Benefit Plans

     BOK Financial sponsors various plans, including a defined benefit pension plan ("Pension Plan"), qualified profit sharing plans ("Thrift Plans"), and employee healthcare plans. Employer contributions to the Thrift Plans, which match employee contributions subject to percentage and years of service limits, are expensed when incurred. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually. Unrecognized prior service cost and net gains or losses are amortized on a straight-line basis over the estimated remaining lives of the participants. BOK Financial recognizes the expense of health care benefits on the accrual method. Employer contributions to the Pension Plan and various health care plans are in accordance with Federal income tax regulations.

Executive Benefit Plans

     BOK Financial has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock options on the date of grant, no compensation expense is recorded. BOK Financial has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"), included in Note 13.

Fiduciary Services

     Fees and commissions on approximately $18 billion of assets managed by BOK Financial under various fiduciary arrangements are recognized on the accrual method.

Effect of Pending Statements of Financial Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 eliminated the pooling of interests method of accounting for business combinations and provided new definitions for intangible assets that must be recognized apart from goodwill. FAS 141 was adopted on July 1, 2001. FAS 142 established new rules of accounting for intangible assets. Under these new rules, intangible assets with indefinite lives such as goodwill will no longer be amortized but will be subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. Subsequent to the issuance of FAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB is currently reconsidering this interpretation.
     BOK Financial will adopt FAS 142 as of January 1, 2002. Net income and earnings per fully diluted share for 2001 and 2000 would have been $124.6 million or $2.15 and $105.5 million or $1.84 if FAS 142 had been effective for those years. During 2002, BOK Financial will perform the first of the required impairment tests of goodwill. The effect of these tests on earnings and financial position has not yet been determined.

(2) Acquisitions

     On January 11, 2001, BOK Financial paid $91 million to acquire all outstanding common shares of CNBT Bancshares, Inc. and its subsidiary Citizen National Bank of Texas in Houston (collectively "CNBT").
     This transaction was accounted for by the purchase method of accounting. Aggregate allocation of the purchase price to the net assets acquired were as follows (in thousands):

                                           2001
                                      ----------------

Cash and cash equivalents               $  17,973
Securities                                226,922
Loans                                     184,461
Less reserve for loan losses                2,300
                                      ----------------
Loans, net                                182,161
Premises and equipment                     10,678
Core deposit premium                       13,715
Other assets                                4,447
                                      ----------------
Total assets acquired                     455,896
Deposits:
   Noninterest bearing                     78,482
   Interest bearing                       287,305
                                      ----------------
Total deposits                            365,787
Borrowed funds                             41,000
Other liabilities                           7,575
                                      ----------------
Net assets acquired                        41,534
Less purchase price                        90,963
                                      ----------------
Goodwill                                $  49,429
                                      ----------------

     The following unaudited condensed consolidated pro forma statement of earnings for BOK Financial presents the effects on income had the purchase acquisition described above occurred at the beginning of 2000:

Condensed Consolidated Pro Forma Statement of Earnings For
            the Year ended December 31, 2000.
          (In Thousands Except Per Share Data)
                    (Unaudited)

Net interest revenue                           $283,891
Provision for loan losses                        18,752
--------------------------------------------- -------------
 Net interest revenue after
    provision for loan losses                   265,139
Other operating revenue                         202,118
Other operating expense                         313,970
--------------------------------------------- -------------
Income before taxes                             153,287
Federal and state income tax                     48,675
--------------------------------------------- -------------
Net income                                     $104,612
--------------------------------------------- -------------
Earnings per share:
 Basic net income                                 $2.04
 Diluted net income                                1.82
--------------------------------------------- -------------
 Average shares:
 Basic                                           50,666
 Diluted                                         57,329
--------------------------------------------- -------------

    There is no material impact to BOK Financial's results of operations in 2001 due to timing of the 2001 acquisition.

(3) Securities

Investment Securities

     The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                       December 31,
                               ----------------------------------------------------------------------------------------------
                                                    2001                                           2000
                               ----------------------------------------------- ----------------------------------------------
                                Amortized     Fair       Gross Unrealized       Amortized    Fair       Gross Unrealized
                                                      ------------------------                       ------------------------
                                   Cost       Value      Gain        Loss         Cost       Value       Gain       Loss
                               ----------------------------------------------------------------------------------------------

U.S. Treasury                  $    7,982  $    7,981 $       -  $       (1)   $          $          $       -   $         -
                                                                                        -          -
Municipal and other tax-exempt    222,195     223,487     2,634     (1,342)       207,177    207,641     1,847      (1,383)
Mortgage-backed U.S. agency
   Securities                       7,381       7,620       240         (1)        11,541     11,567        64         (38)
Other debt securities               3,555       3,540         -        (15)        14,653     14,659         6           -
-----------------------------------------------------------------------------------------------------------------------------
     Total                       $241,113    $242,628    $2,874    $(1,359)      $233,371   $233,867    $1,917     $(1,421)
-----------------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair values of investment securities at December 31, 2001, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                  Weighted
                                            Less than      One to        Five to         Over                      Average
                                            One Year     Five Years     Ten Years     Ten Years       Total       Maturity4
                                           ------------ -------------- ------------- ------------- ------------- -------------

U.S. Treasuries:
  Amortized cost                            $  7,982    $        -  $          -   $         -     $    7,982        0.10
  Fair value                                   7,981             -             -             -          7,981
  Nominal yield                                 1.59%            -             -             -           1.59%
Municipal and other tax-exempt:
  Amortized cost                             $60,046      $125,197       $35,047        $1,905       $222,195        2.77
  Fair value                                  60,146       126,364        35,119         1,858        223,487
  Nominal yield(1)                              6.81%         7.05%         7.72%         9.38%          7.11%
Other debt securities:
  Amortized cost                           $     346    $    3,034     $     125      $     50     $    3,555        2.86
  Fair value                                     346         3,034           116            44          3,540
  Nominal yield                                 1.52%         5.42%         7.00%         7.00%          5.12%
                                           ------------ -------------- ------------- ------------- ------------- -------------
Total fixed maturity securities:
  Amortized cost                             $68,374      $128,231       $35,172        $1,955       $233,732        2.68
  Fair value                                  68,473       129,398        35,235         1,902        235,008
  Nominal yield                                 6.17%         7.01%         7.72%         9.32%          6.89%
                                           ------------ -------------- ------------- -------------
Mortgage-backed securities:
  Amortized cost                                                                                   $    7,381        -(2)
  Fair value                                                                                            7,620
  Nominal yield(3)                                                                                       6.74%
                                                                                                   -------------
Total investment securities:
  Amortized cost                                                                                    $ 241,113
  Fair value                                                                                          242,628
  Nominal yield                                                                                          6.89%
                                                                                                   -------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) The average expected lives of mortgage-backed securities were 0.54 years based upon current prepayment assumptions.
(3) The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
(4) Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

During 2000, BOK Financial sold a mortgage-backed security with a remaining amortized cost of $175 thousand. The acquisition cost of this security was $4.9 million. Therefore, these sales were permitted under the sales deemed to be at maturity provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Available for Sale Securities

     The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                        December 31,
                                ----------------------------------------------------------------------------------------------
                                                    2001                                            2000
                                ---------------------------------------------- -----------------------------------------------
                                 Amortized      Fair      Gross Unrealized      Amortized      Fair       Gross Unrealized
                                                        ----------------------                          ----------------------
                                    Cost       Value       Gain      Loss          Cost        Value       Gain      Loss
                                ----------------------------------------------------------------------------------------------

U.S. Treasury                   $    34,538 $    35,197 $     659 $       -     $   85,656  $   85,564    $    71  $   (163)
Municipal and other tax-exempt        4,262       4,299        55       (18)        14,492      14,552         90       (30)
Mortgage-backed securities:
    U. S. agencies                2,637,636   2,638,425    26,660   (25,871)     2,050,100   2,046,318      9,340   (13,122)
    Other                           669,057     673,737     6,270    (1,590)       478,065     486,170      8,183       (78)
------------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities  3,306,693   3,312,162    32,930   (27,461)     2,528,165   2,532,488     17,523   (13,200)
------------------------------------------------------------------------------------------------------------------------------
Other debt securities                   536         538         2         -            242         245          3         -
Equity securities and mutual         93,918      97,353     3,688      (253)       129,823     130,971      2,884    (1,736)
funds
------------------------------------------------------------------------------------------------------------------------------
     Total                       $3,439,947  $3,449,549   $37,334  $(27,732)    $2,758,378  $2,763,820    $20,571  $(15,129)
------------------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair values of available for sale securities at December 31, 2001, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                     Weighted
                                             Less than       One to       Five to         Over                       Average
                                              One Year     Five Years    Ten Years     Ten Years        Total       Maturity5
                                            ------------- ------------- ------------- ------------- --------------- -----------
U.S. Treasuries:
    Amortized cost                          $  19,097       $ 15,441       $     -        $   -     $     34,538        1.49
    Fair value                                 19,339         15,858             -            -           35,197
    Nominal yield                                5.12%          4.77%            -            -             4.96%
Municipal and other tax-exempt:
    Amortized cost                          $     714       $  2,097       $ 1,451        $   -     $      4,262        3.59
    Fair value                                    708          2,111         1,480            -            4,299
    Nominal yield(1)                             6.57%          7.43%         8.84%           -             7.77%
Other debt securities:
    Amortized cost                          $       -       $     28       $    97        $ 411     $        536       15.13
    Fair value                                      -             26            98          414              538
    Nominal yield(1)                                -           6.93%         6.30%        6.64%            6.59%
                                            ------------- ------------- ------------- ------------- --------------- -----------
Total fixed maturity securities:
    Amortized cost                          $  19,811       $ 17,566       $ 1,548        $ 411     $     39,336        1.90
    Fair value                                 20,047         17,995         1,578          414           40,034
    Nominal yield                                5.17%          5.09%         8.68%        6.64%            5.29%
                                            ------------- ------------- ------------- -------------
Mortgage-backed securities:
    Amortized cost                                                                                   $3,306,693           -(2)
    Fair value                                                                                        3,312,162
    Nominal yield4                                                                                          5.96%
                                                                                                    ---------------
Equity securities and mutual funds:
    Amortized cost                                                                                  $     93,918          -(3)
    Fair value                                                                                            97,353
    Nominal yield                                                                                           5.29%
                                                                                                    ---------------
Total available-for-sale securities:
    Amortized cost                                                                                  $ 3,439,947
    Fair value                                                                                        3,449,549
    Nominal yield                                                                                           5.93%
                                                                                                    ---------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) The average expected lives of mortgage-backed securities were 3.66 years based upon current prepayment assumptions.
(3) Primarily common stock and preferred stock of U.S. Government agencies with no stated maturity.
(4) The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
(5) Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31, 2001, there were outstanding commitments to buy $277 million securities that have not yet been issued.

     Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                               2001        2000       1999
                            ----------- ----------- ----------

Proceeds                    $9,142,248  $1,677,078  $1,397,956
Gross realized gains           55,418       6,969       4,069
Gross realized losses          24,778       4,910       4,488
Related federal and state
 income tax expense            10,724         664        (138)
 (benefit)
--------------------------- ----------- ----------- ----------

         In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $1.9 billion and $1.7 billion at December 31, 2001 and 2000 have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes as required by law. The secured parties do not have the right to sell or repledge these securities.

(4) Derivatives

     BOK Financial adopted FAS 133 on January 1, 2001. FAS 133 requires all derivative instruments to be carried on the balance sheet at fair value. Changes in fair value are generally reported in net income. The transition provisions of FAS 133 required an initial recording of all derivatives at fair value and a one-time adjustment of all hedged assets and liabilities to fair value. The accumulated transition adjustments, net of income taxes, are reported as a cumulative effect of a change in accounting principles.
     FAS 133 provides more restrictive rules for determining when a derivative instrument qualifies as a hedge than previous generally accepted accounting principles. Interest rate swaps that converted BOk's $150 million fixed-rate subordinated debt to floating rate were the only derivative instruments to qualify for hedge accounting under these new rules. BOk continued to adjust this subordinated debt to fair value after the initial adoption of FAS 133. Changes in fair value of the subordinated debt were included in net income.
     The interest rate swaps that hedged the BOk subordinated debt were terminated in May 2001. The cumulative fair value adjustment of the subordinated debt was $8.0 million at the termination date. This amount will be amortized as a reduction of the cost of this debt over its remaining life.

Interest Rate Swaps

     Fair values of interest rate swaps at December 31, 2001 are reflected in the table below. Losses from fair value adjustments of interest rate swaps during 2001 totaled $3.8 million, excluding the FAS 133 transition adjustment. During 2001 and 2000, net interest revenue was increased by $6.1 million and $2.2 million, respectively, from the period settlement of amounts receivable or payable on interest rate swaps.

Interest Rate Swaps (in thousands):

               Notional     Pay          Receive         Positive       Negative
                Amount     Rate            Rate         Fair Value    Fair Value
            --------------------------------------------------------------------
Expiration:
   2002       $  10,000  1.88(1)        6.88           $   132       $      -
   2004         147,210  1.87(1)- 4.22  1.87(1)- 7.36    5,022              -
   2006         495,420  1.88(1)- 5.65  1.87(1)- 5.99        -         (7,835)
   2007          10,000  7.48           1.88(1)              -           (229)
   2009           5,656  1.87(1)- 4.75  1.87(1)- 4.75        -              -
   2011          49,059  5.21 - 5.51    1.87(1)              -         (1,085)
                                                        ------------------------
                                                       $ 5,154       $ (9,149)
                                                        ------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

Scheduled repricing periods for the swaps are as follows (notional value in thousands):

                          31-90         91-365         Over
                           Days          Days         1 Year        Total
                      ---------------------------------------------------------
Pay floating             $(422,828) $          -  $            -  $(422,828)
Receive fixed                    -             -        422,828     422,828
Pay fixed                        -             -       (294,518)   (294,518)
Receive floating           294,518             -              -     294,518
-------------------------------------------------------------------------------
Total                    $(128,310) $          -       $128,310 $         -
-------------------------------------------------------------------------------

Energy Derivatives

    During 2001 BOK Financial developed a program that permits its energy-producing customers to hedge against price fluctuations through energy option and swap contracts. These contracts are executed between BOk and its customers. Offsetting contracts are executed between BOk and selected energy dealers. The dealer contracts are identical to the customer contracts, except for a fixed pricing spread paid to BOk as compensation for administrative costs, credit risk and profit.
    This program creates credit risk for potential amounts due to BOk from the customers and dealers. Customer credit risk is monitored through existing lending policies and procedures. The value of energy production is evaluated across a range of prices to determine a maximum exposure BOk is willing to accept individually to any customer or collectively to all energy producers. Dealer credit risk is monitored through existing policies and procedures used to evaluate counterparty risk. This evaluation considers all relationships between BOK Financial and each counterparty. Individual limits are established by management and approved by the Risk Oversight Committee of the Board of Directors. Margin collateral is required if the exposure to a counterparty exceeds established limits. BOK Financial had no energy contracts with Enron Corp.
     BOK Financial carries the energy contracts at fair value in other assets and other liabilities. At December 31, 2001, other assets included $28 million and other liabilities included $29 million of energy contracts. Changes in fair value are recorded in income. Closing prices on the New York Mercantile Exchange are used to determine fair value. At December 31, 2001 losses on derivatives included a $250 thousand loss from market value adjustments on energy derivatives.

(5) Loans
     Significant components of the loan portfolio are as follows (in thousands):

                                                                        December 31,
                               -----------------------------------------------------------------------------------------------
                                                     2001                                           2000
                               ------------------------------------------------ ----------------------------------------------
                                  Fixed      Variable     Non-                     Fixed     Variable      Non-
                                   Rate        Rate      accrual     Total         Rate        Rate      accrual     Total
                               ------------------------------------------------ ----------------------------------------------

Commercial                     $  739,532   $2,900,143   $35,075  $3,674,750   $   510,427  $2,700,460    $37,146 $3,248,033
Commercial real estate            411,453      926,466     3,856   1,341,775       331,585     938,748        161  1,270,494
Residential mortgage              575,536      123,404     4,140     703,080       458,562     177,627      1,855    638,044
Residential mortgage - held       166,093            -         -     166,093        48,901           -          -     48,901
for sale
Consumer                          294,099      115,112       469     409,680       192,428     119,463        499    312,390
------------------------------------------------------------------------------------------------------------------------------
Total                          $2,186,713   $4,065,125   $43,540  $6,295,378   $ 1,541,903  $3,936,298    $39,661 $5,517,862
------------------------------------------------------------------------------------------------------------------------------
Foregone interest on nonaccrual loans                             $    5,163                                      $    3,803
------------------------------------------------------------------------------------------------------------------------------

    The majority of the commercial and consumer loan portfolios and approximately 74% of the residential mortgage loan portfolio (excluding loans held for sale) are loans to businesses and individuals in Oklahoma. This geographic concentration subjects the loan portfolio to the general economic conditions within this area.
    Within the commercial loan classification, loans to energy-related businesses total $988 million, or 16% of total loans. Other notable segments include wholesale/ retail, $600 million; manufacturing, $467 million; agriculture, $171 million, which includes $150 million loans to the cattle industry; and services, $1.1 billion, which include nursing homes of $162 million, hotels of $69 million and healthcare of $115 million.
     Approximately 44% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa or Oklahoma City metropolitan areas. An additional 29% of commercial real estate loans are secured by property located in Texas. The major components of these properties are multifamily residences, $292 million; construction and land development, $327 million; retail facilities, $220 million; and office buildings, $256 million.

Related Party

     Included in loans at December 31 are loans to executive officers, directors or principal shareholders of BOK Financial, as defined in Regulation S-X of the Securities and Exchange Commission. Such loans have been made on substantially the same terms as those prevailing at the time for loans to other customers in comparable transactions. Information relating to loans to executive officers, directors or principal shareholders is summarized as follows (in thousands):


                                     2001         2000
                                  ------------ ------------
  Beginning balance                 $96,621      $94,861
     Advances                        12,436        4,040
     Payments                       (17,602)      (1,395)
     Adjustments                       (743)        (885)
  ------------------------------- ------------ ------------
  Ending balance                    $90,712      $96,621
  ------------------------------- ------------ ------------

     Adjustments are primarily due to certain individuals being included for the first time or no longer being included as an executive officer or director of BOK Financial.

Reserve for Loan Loss

     The activity in the reserve for loan losses is summarized as follows (in thousands):

                                 2001      2000      1999
                             --------------------------------
  Beginning balance           $ 82,655    $76,234  $65,922
  Provision for loan losses     37,610     17,204   10,365
  Loans charged off            (25,248)   (14,801)  (7,348)
  Recoveries                     4,588      4,018    5,770
  Addition due to                2,300          -    1,525
  acquisitions
  -----------------------------------------------------------
  Ending balance              $101,905    $82,655  $76,234
  -----------------------------------------------------------

Impaired Loans

Investments in loans considered to be impaired under FAS 114 were as follows (in thousands):

                                       December 31,
                             --------------------------------
                                 2001      2000      1999
                             --------------------------------
  Investment in loans
  impaired
     under FAS 114 (all of
     which were on a
     nonaccrual basis)         $39,848    $37,822   $15,600
  Loans with specific
  reserves
     for loss                   10,723     19,789     9,084
  Specific reserve balance       2,509      7,991     2,468
  No specific related reserve
     for loss                   29,125     18,033     6,516
  Average recorded investment
     in impaired loans          44,474     27,750    15,300

Interest income recognized on impaired loans during 2001, 2000 and 1999 was not significant.

Loan Securitization

      During 1999, BOK Financial sold approximately $100 million of automobile loans and retained the right to service the loans and a residual interest in certain excess cash flows generated by the loans. The proceeds of the sale were provided by the issuance of debt certificates that totaled $96 million by an independent special purpose entity. A spread account was maintained by a trustee to hold excess cash received. Funds were released from the spread account to BOK Financial as certain criteria were met. At December 31, 2000, the carrying values of the servicing rights asset and residual interest were $143 thousand and $5.2 million, respectively. The carrying value of the residual interest would have been reduced to $5.0 million assuming a 250 basis point increase in the discount rate and a 25% increase in the assumed default rate on the underlying loans. During 2001, BOK Financial repurchased the outstanding principal balance of these loans for $9.0 million. The debt certificates were redeemed and the servicing rights and residual interest were terminated.

Significant information and assumptions used to determine the value of these assets at December 31, 2000 were:

Current outstanding loan principal                 $27,796
Average interest rate on loans sold                 11.26%
Current outstanding debt
   certificates                                    $23,907
Interest rate on debt certificates                   6.07%
Current spread account balance                      $1,112
Estimated remaining life including
   prepayments                                   18 Months
Discount rates:
   Servicing rights                                 10.00%
   Residual interest                                12.15%
Delinquency rate                                     1.81%
Net charge-offs                                      $ 854
Cash distributed to BOK Financial:
   Servicing fees                                    $ 419
   Return on residual interest                      $5,741

(6) Premises and Equipment

     Premises and equipment at December 31 are summarized as follows (in thousands):

                                            December 31,
                                     ------------------------
                                          2001        2000
                                     ----------- ------------

   Land                                $  28,212   $  22,838
   Buildings and improvements             97,812      82,646
   Software                               15,457      13,422
   Furniture and equipment               101,138      92,566
------------------------------------  ----------- -----------
   Subtotal                              242,619     211,472
   Less accumulated depreciation         101,194      79,406
------------------------------------ -----------  -----------
   Total                               $ 141,425   $ 132,066
------------------------------------ -----------  -----------

     Depreciation expense of premises was $21.0 million, $17.3 million and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(7) Intangible Assets

     The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

                                               December 31,
                                         -----------------------
                                              2001       2000
                                         ----------- -----------

   Core deposit premiums                  $  71,950   $  58,235
   Less accumulated amortization             49,418      40,572
-------------------------------------    ----------- -----------
   Net core deposit premiums                 22,532      17,663

   Other unidentifiable intangible assets    38,263      38,263
   Less accumulated amortization             19,626      16,624
-------------------------------------    ----------- -----------
   Net other unidentifiable intangible
   assets                                    18,637      21,639

   Goodwill                                 142,746      93,317
   Less accumulated depreciation             31,839      23,574
-------------------------------------     ----------- -----------
 Net goodwill                               110,907      69,743
-------------------------------------     ----------- -----------
 Total intangible assets, net              $152,076    $109,045
-------------------------------------     ----------- -----------

The net amortized cost of intangible assets at December 31, 2001 is assigned to reporting units as follows (in thousands):

 Core deposit premiums:
   Bank of Albuquerque               $   4,945
   Bank of Texas                        17,587
------------------------------------ -----------
                                     $  22,532
------------------------------------ -----------

 Other unidentifiable intangible
assets:
   Bank of Albuquerque               $  15,273
   Bank of Oklahoma                      3,364
------------------------------------ -----------
                                     $  18,637
------------------------------------ -----------

 Goodwill:
   Bank of Oklahoma                  $   5,550
   Bank of Texas                       104,863
   BOSC, Inc.                              494
------------------------------------ -----------
                                     $ 110,907
------------------------------------ -----------

Expected amortization expense for intangible assets that will continue to be amortized under FAS 142 (in thousands):

                      Core            Other
                     Deposit       Unidentified
                    Premiums    Intangible Assets     Total
                 -------------- ----------------- -------------
 2002               $ 7,020          $ 3,190         $10,210
 2003                 5,949            1,768           7,717
 2004                 4,039            1,484           5,523
 2005                 2,888            1,484           4,372
 2006                 1,521            1,484           3,005
 Thereafter           1,115            9,227          10,342
---------------- -------------- ----------------- -------------
                    $22,532          $18,637         $41,169
---------------- -------------- ----------------- -------------

(8) Mortgage Banking Activities

     BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $166 million and $49 million and outstanding mortgage loan commitments totaled $261 million and $123 million at December 31, 2001 and 2000. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially hedged through the use of mortgage-backed securities forward sales contracts. These contracts set the price for loans that will be delivered in the next 60 to 90 days. At December 31, 2001, the notional amount of forward sales contracts totaled $208 million, with a fair value of $2.6 million. Mortgage loans held for sale are carried at the lower of aggregate cost or market value, including estimated losses on unfunded commitments and gains or losses on forward sales contracts.
     At December 31, 2001, BOk owned the rights to service 88,916 mortgage loans with outstanding principal balances of $6.6 billion, including $209 million serviced for BOk, and held related funds of $177 million for investors and borrowers. The weighted average interest rate and remaining term was 7.30% and 266 months, respectively. Mortgage loans sold with recourse totaled $2.4 million at December 31, 2001. At December 31, 2000, BOk owned the rights to service mortgage loans with outstanding principal balances of $6.9 billion and held related funds of $79 million for investors and borrowers.
     The portfolio of mortgage servicing rights exposes BOk to interest rate risk. During periods of falling interest rates, mortgage loan prepayments increase, reducing the value of the mortgage servicing rights. During 1998 through the first quarter of 2000, BOk used a combination of futures contracts and options related to 10-year U.S. Treasury securities to hedge this risk. See
Note 1 for specific accounting policies for mortgage servicing rights and the related hedges.

    Activity in capitalized mortgage servicing rights and related valuation allowance during 2001, 2000 and 1999 are as follows (in thousands):

                                                    Capitalized Mortgage Servicing    Valuation     Hedging
                                                                Rights
                                                 -------------------------------------
                                                  Purchased   Originated    Total     Allowance   (Gain)/Loss     Net
                                                 -------------------------------------------------------------------------
Balance at December 31, 1998                        $65,607     $26,101   $  91,708  $        -    $(22,484)  $  69,224
  Additions                                          16,099      11,483      27,582          -            -      27,582
  Amortization expense                              (11,297)     (4,266)    (15,563)         -          734     (14,829)
  Realized hedge losses                                   -           -           -          -       28,293      28,293
  Unrealized hedge losses                                 -           -           -          -        3,864       3,864
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         70,409      33,318     103,727          -       10,407     114,134
  Additions                                           2,449      11,267      13,716          -            -      13,716
  Amortization expense                               (9,497)     (4,260)    (13,757)         -       (1,445)    (15,202)
  Provision for impairment                                -           -           -     (2,900)           -      (2,900)
  Realized hedge losses                                   -           -           -          -        4,389       4,389
  Unrealized hedge gains                                  -           -           -          -       (3,346)     (3,346)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                         63,361      40,325     103,686     (2,900)      10,005     110,791
  Additions                                           4,400      22,695      27,095          -            -      27,095
  Amortization expense                              (12,705)     (9,409)    (22,114)         -       (1,425)    (23,539)
  Provision for impairment                                -           -           -    (15,551)           -     (15,551)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $55,056     $53,611    $108,667   $(18,451)   $   8,580   $  98,796
--------------------------------------------------------------------------------------------------------------------------
Estimated fair value of mortgage servicing rights at:
   December 31, 19991                               $83,279     $37,547    $120,826                            $120,826
   December 31, 20001                               $74,400     $42,125    $116,525                            $116,525
   December 31, 20011                               $53,174     $46,789    $ 99,963                            $ 99,963
--------------------------------------------------------------------------------------------------------------------------

1 Excludes approximately, $9 million, $8 million and $5 million at December 31, 1999, 2000 and 2001, respectively, of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

     Fair value is determined by discounting the projected net cash flows. Significant assumptions are:

     Discount rate - Risk adjusted rates by loan product, ranging from 9.00% to 20.00%.

     Prepayment rate - Annual prepayment estimates ranging from 7.50% to 68.52% from an independent reporting source based upon loan interest rate, original term and loan type.

     Loan servicing costs - $40 to $50 per loan based upon loan type.

     Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at December 31, 2001 follows (in thousands):

                                                                                          Greater
                                                                                           than
                                            < 6.50%     6.50% - 7.49%   7.50% - 8.49%      8.50%        Total
                                          -------------------------------------------------------------------------
Cost less accumulated amortization          $ 17,370      $   63,181    $     25,882      $  2,234        $108,667
Deferred hedge losses                              -           7,583             997             -           8,580
-------------------------------------------------------------------------------------------------------------------
Adjusted cost                               $ 17,370      $   70,764    $     26,879      $  2,234        $117,247
-------------------------------------------------------------------------------------------------------------------

Fair value                                  $ 15,914      $   62,097    $     19,286      $  2,666       $  99,963
-------------------------------------------------------------------------------------------------------------------

Impairment2                                 $  2,009      $    8,689   $       7,593      $    160       $  18,451
-------------------------------------------------------------------------------------------------------------------

Outstanding principal of loans serviced1    $884,228      $3,746,212      $1,453,738      $191,923      $6,276,101
-------------------------------------------------------------------------------------------------------------------

1 Excludes outstanding principal of $370 million for loans serviced by BOk for which there are no capitalized mortgage servicing rights.
2  Impairment is determined by both an interest rate and loan type stratification.

(9) Deposits

     Interest expense on deposits is summarized as follows (in thousands):
                             2001       2000        1999
                          -----------------------------------
Transaction deposits        $ 49,893   $ 55,019   $ 46,510
Savings                        2,281      2,703      2,971
Time:
   Certificates of
     deposits under           61,626     56,570     41,418
     $100,000
   Certificates of
     deposits $100,000        81,524     81,721     49,166
     and over
   Other time deposits        13,063     12,236     10,556
-------------------------------------------------------------
     Total time              156,213    150,527    101,140
-------------------------------------------------------------
     Total                  $208,387   $208,249   $150,621
-------------------------------------------------------------
     The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 were $1.6 billion and $1.4 billion, respectively.
     Time deposit maturities are as follows: 2002 - $1.8 billion, 2003 - $186 million, 2004 - $252 million, 2005 - $38 million, 2006 - $529 million, and $345 thousand thereafter.
     Interest expense on time deposits during 2001 and 2000 was reduced by net income from interest rate swaps of $3.1 million and $876 thousand, respectively.

(10) Other Borrowings

     Information relating to other borrowings is summarized as follows (dollars in thousands):

                                                                          December 31
                                 ----------------------------------------------------------------------------------------------
                                                   2001                                           2000
                                 ----------------------------------------------------------------------------------------------
                                                               Maximum                                            Maximum
                                                             Outstanding                                        Outstanding
                                                               At Any                                             At Any
                                    Balance        Rate       Month End        Balance            Rate           Month End
                                 ----------------------------------------------------------------------------------------------

Parent Company:
   Revolving, unsecured line       $   95,000     2.77%     $     95,000     $     95,000         7.60%         $   105,000
   Subordinated debenture              30,000     3.86            30,000                -         -                       -
   Other                                   95     6.23               132              132         6.23                  132
                                 --------------                           ------------------
     Total parent company             125,095     3.03                             95,132         7.60
                                 --------------                           ------------------
Subsidiary Banks:
   Funds purchased and
     repurchase agreements          1,601,989     1.71         1,949,260        1,853,073         7.03            1,853,073
   Federal Home Loan Bank
     advances                       1,096,194     2.37         1,121,494          759,041         6.80              876,909
   Subordinated debenture             156,302     6.15           158,890          148,816         7.02              148,816
   Other                               29,659     2.14            30,320           28,031         5.70               28,031
                                 --------------                           ------------------
     Total subsidiary bank          2,884,144     2.21                          2,788,961         6.95
                                 --------------                           ------------------
Total other borrowings             $3,009,239     2.28                         $2,884,093         6.53
                                 --------------                           ------------------

Aggregate annual repayments of long-term debt at December 31, 2001 are as follows (in thousands):

                                  Parent     Subsidiary
                                 Company     Banks
                            ---------------------------
   2002                     $         95   $2,302,891
   2003                                -      402,723
   2004                           95,000        4,325
   2005                                -        1,247
   2006                                -        4,782
   Thereafter                     30,000      168,176
                            ---------------------------
   Total                        $125,095   $2,884,144
                            ---------------------------

     Borrowings from the Federal Home Loan Bank are used for funding purposes. In accordance with policies of the Federal Home Loan Bank, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The unused credit available to BOK Financial at December 31, 2001 pursuant to the Federal Home Loan Bank's collateral policies is $187 million.
     BOK Financial has a revolving, unsecured credit agreement from certain banks at December 31, 2001 with available credit of $122.5 million. Interest is based on either the London Interbank Offering Rate ("LIBOR") plus a defined margin that is determined by the principal balance outstanding and BOK Financial's credit rating or a base rate. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the prime rate. Interest is paid quarterly. Facility fees are paid quarterly on the average daily undrawn commitment at a rate of 0.20% - 0.30% as determined by BOK Financial's current debt rating. This credit agreement includes certain restrictive covenants that limit BOK Financial's ability to borrow additional funds and to pay cash dividends on common stock. These covenants also require BOK Financial and its subsidiaries to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at December 31, 2001.
     In 1997, BOk issued $150 million of 7.125% fixed rate subordinated debentures that mature in 2007. Interest rate swaps were used as a fair value hedge to convert the fixed interest on these debentures to a LIBOR-based floating rate. This permitted BOk to adjust the carrying value of the subordinated debentures to fair value. In 2001, the interest rate swaps were terminated. The related market value adjustment of the subordinated debenture of $8 million will be recognized over the remaining life of the debt.
     BOK Financial issued a $30 million, seven year subordinated debenture, bearing interest at LIBOR plus 1.75%, on March 23, 2001 to its principal shareholder George B. Kaiser ("Kaiser").
     Funds purchased generally mature within one to ninety days from the transaction date. At December 31, 2001, securities sold under agreements to repurchase totaled $1.0 billion with related accrued interest payable of $1.3 million. Additional information relating to repurchase agreements at December 31, 2001 is as follows (dollars in thousands):


                                 Carrying     Market      Repurchase  Average
Security Sold/Maturity             Value       Value      Liability1    Rate
-------------------------------------------------------------------------------
 U.S. Agency Securities:
  Overnight                      $  590,007  $  595,594   $  349,762    1.36%
  Term of up to 30 days              45,589      45,842       41,028    1.84
  Term of 30 to 90 days             631,234     634,479      625,373    2.01
---------------------------------------------------------------------
     Total Agency Securities     $1,266,830  $1,275,915   $1,016,163    1.78%
---------------------------------------------------------------------

1 BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

(11) Federal and State Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                           December 31,
                                       ----------------------
                                          2001       2000
                                       ----------------------
Deferred tax liabilities:
   Available for sale securities
     mark-to-market                     $  3,600   $  4,000
   Pension contributions in excess
     of book expense                       5,200      4,500
   Valuation adjustments                  17,200      9,300
   Mortgage servicing                     23,800     20,400
   Other                                   8,100      5,300
-------------------------------------------------------------
     Total deferred tax liabilities       57,900     43,500
-------------------------------------------------------------
Deferred tax assets:
   Available for sale securities
     mark-to-market                            -      1,800
   Loan loss reserve                      38,900     31,600
   Valuation adjustments                  15,700      9,700
   Book expense in excess of tax           5,200      3,600
   Deferred book income                   14,500      6,500
   Other                                   6,500      8,400
-------------------------------------------------------------
     Total deferred tax assets            80,800     61,600
-------------------------------------------------------------
Deferred tax assets in
   excess of
  deferred tax liabilities               $22,900    $18,100
-------------------------------------------------------------

     The Internal Revenue Service closed its examination of 1995 during 1999 with no material impact on the financial statements. In addition, the Internal Revenue Service closed its examination of 1996 during the first quarter of 2000. As a result of the outcome of this examination, BOK Financial reduced its federal income tax expense by $3.0 million. The Internal Revenue Service is currently examining the carryback of $30.8 million of capital loss generated in 1999. Such loss was applied against capital gains generated in 1997 and 1998, resulting in a $9.8 million refund. Management expects no material adverse impact on the financial statements as a result of this examination.
     At December 31, 2001, BOK Financial has a capital loss carryforward of $5.6 million for income tax purposes that expires in years 2004 through 2006. The carryforward results primarily from the hedging losses incurred related to the mortgage-servicing portfolio. A valuation allowance has not been established since it is more likely than not that this benefit will be realized.
     The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

                              Years ended December 31,
                         -----------------------------------
                             2001       2000       1999
                         -----------------------------------

Current:
   Federal                  $69,971     $37,258    $40,860
   State                      4,240       1,112      2,948
------------------------------------------------------------
   Total current             74,211      38,370     43,808
------------------------------------------------------------
Deferred:
   Federal                   (8,964)      7,833        559
   State                     (1,635)      1,428        102
------------------------------------------------------------
   Total deferred           (10,599)      9,261        661
------------------------------------------------------------
     Total income tax       $63,612     $47,631    $44,469
------------------------------------------------------------

     The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

                                 Years ended December 31,
                              -------------------------------
                                 2001      2000      1999
                              -------------------------------
Amount:
   Federal statutory tax        $62,887   $51,720  $46,793
   Tax exempt revenue            (3,600)   (3,250)  (3,715)
   Effect of state income taxes,
     net of federal benefit       2,605     2,540    3,050
   Goodwill amortization          3,965     3,144    2,987
   Utilization of tax credits      (800)     (600)    (786)
   Reduction of tax accrual           -    (3,000)       -
   Income taxed at shareholder
     level                            -         -   (1,026)
   Other, net                    (1,445)   (2,923)  (2,834)
-------------------------------------------------------------
     Total                      $63,612   $47,631  $44,469
-------------------------------------------------------------

                                  Years ended December 31,
                               -------------------------------
                                  2001      2000      1999
                               -------------------------------
Percent of pretax income:
   Federal statutory rate          35%       35%       35%
   Tax-exempt revenue              (2)       (2)       (3)
   Effect of state income taxes,
     net of federal benefit         2         2         3
   Goodwill amortization            2         2         2
   Utilization of tax credits      (1)       (1)       (1)
   Reduction of tax accrual         -        (2)        -
   Income taxed at shareholder
     level                          -         -        (1)
   Other, net                      (1)       (2)       (2)
--------------------------------------------------------------
     Total                         35%       32%       33%
--------------------------------------------------------------

(12) Employee Benefits

    BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents information regarding this plan (dollars in thousands):

                                                                December 31,
                                                          ----------------------
                                                              2001        2000
                                                          ----------------------
Change in projected benefit obligation:
   Projected benefit obligation, at beginning of year      $ 19,837    $ 16,892
   Service cost                                               3,320       3,245
   Interest cost                                              1,527       1,291
   Actuarial loss                                               964         326
   Benefits paid                                             (1,507)     (1,917)
--------------------------------------------------------------------------------
Projected benefit obligation at end of year                $ 24,141    $ 19,837
--------------------------------------------------------------------------------

Change in plan assets:
   Plan assets at fair value, at beginning of year         $ 26,084    $ 25,403
   Actual return on plan assets                                (867)     (1,063)
   Company contributions                                      3,597       3,661
   Benefits paid                                             (1,507)     (1,917)
--------------------------------------------------------------------------------
Plan assets at fair value at end of year                   $ 27,307    $ 26,084
--------------------------------------------------------------------------------

Reconciliation of prepaid (accrued) and total amount recognized:
     Benefit obligation                                    $(24,141)   $(19,837)
     Fair value of assets                                    27,307      26,084
--------------------------------------------------------------------------------
     Funded status of the plan                                3,166       6,247
     Unrecognized net loss                                    9,149       4,412
     Unrecognized prior service cost                            622         681
--------------------------------------------------------------------------------
Prepaid pension costs                                      $ 12,937    $ 11,340
--------------------------------------------------------------------------------

Components of net periodic benefit costs:
   Service cost                                            $  3,320    $  3,245
   Interest cost                                              1,527       1,291
   Expected return on plan assets                            (2,906)     (2,559)
   Amortization of unrecognized amounts:
     Prior service cost                                          60          60
--------------------------------------------------------------------------------
Net periodic pension cost                                  $  2,001    $  2,037
--------------------------------------------------------------------------------

Weighted-average assumptions as of December 31, 2001:
   Discount rate                                               7.50%       8.00%
   Expected return on plan assets                             10.00%      10.00%
   Rate of compensation increase                               5.25%       5.25%

     Assets of the Pension Plan consist primarily of shares in cash management funds, common stock and bond funds, and guaranteed investment contract funds. Benefits are based on the employee's age and length of service.
     Employee contributions to the Thrift Plans are matched by BOK Financial up to 5% of base compensation, based upon years of service. Participants may direct the investments of their accounts in a variety of options, including BOK Financial Common Stock. Employer contributions vest over five years. Expenses incurred by BOK Financial for the Thrift Plans totaled $2.8 million, $2.3 million and $2.4 million for 2001, 2000 and 1999, respectively.

     BOK Financial also sponsors a defined benefit post-retirement employee medical plan which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. Eligibility for the post-retirement plan is limited to current retirees and certain employees currently age 60 or older at the time the plan was frozen in 1993.
     Under various performance incentive plans, participating employees may be granted awards based on defined formulas or other criteria. Earnings were charged $27.2 million in 2001, $22.2 million in 2000 and $19.3 million in 1999, for such awards.

(13) Executive Benefit Plans

     The Board of Directors of BOK Financial has approved various stock option plans. The number of options awarded and the employees to receive the options are determined by the Chairman of the Board and the President, subject to approval of the Board of Directors or a committee thereof. None of these plans have been or are required to be approved by BOK Financial's shareholders.
     Options awarded under these plans are subject to vesting requirements. Generally, one-seventh of the options awarded vest annually and expire three years after vesting.
     The following table presents options outstanding during 1999, 2000 and 2001 under these plans:

                                                Weighted-
                                                 Average
                                                Exercise
                                     Number       Price
                                   --------------------------

Options outstanding at
   December 31, 1998                3,062,623     $13.47
Options awarded                       552,569      19.92
Options exercised                    (447,911)      9.10
Options forfeited                    (118,706)     14.76
Options expired                          (603)      9.00
-------------------------------------------------------------
Options outstanding at
   December 31, 1999                3,047,972      15.23
Options awarded                       601,855      19.00
Options exercised                    (229,394)      8.90
Options forfeited                    (168,644)     16.23
Options expired                          (847)      7.82
-------------------------------------------------------------
Options outstanding at
   December 31, 2000                3,250,942      16.32
Options awarded                       680,666      30.43
Options exercised                    (603,482)     12.50
Options forfeited                     (45,687)     17.04
Options expired                          (996)     17.72
-------------------------------------------------------------
Options outstanding at
   December 31, 2001                3,281,443     $19.88
-------------------------------------------------------------
Options vested at
   December 31, 2001                  992,697     $15.17
-------------------------------------------------------------

     The following table summarizes information concerning currently outstanding and vested options:

           Options Outstanding                        Options Vested
--------------------------------------------------  ------------------
                             Weighted
                             Average      Weighted            Weighted
   Range of                  Remaining    Average             Average
   Exercise       Number     Contractual  Exercise  Number    Exercise
    Prices     Outstanding   Life (years) Price     Vested    Price
-----------------------------------------------------------------------

     $5.92          24,204     0.92      $ 5.92     24,204   $  5.92
   8.80 - 10.59    556,654     2.40        9.63    390,969      9.45
     17.66         412,841     3.34       17.66    167,860     17.66
  18.98 - 20.79  1,625,407     4.16       19.86    409,664     20.16
  30.26 - 31.23    662,337     6.01       30.43          -        -

     Under APB 25 no compensation expense is recognized at the date of grant since the exercise price of BOK Financial's employee stock option equals the market price of the underlying stock on the date of grant.
     FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires disclosure of pro forma information regarding net income and earnings per share as if BOK Financial accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of the Statement.
     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                  2001      2000      1999
                                --------- --------- ---------

  Average risk-free interest     6.04%     5.99%     6.12%
  rate
  Dividend yield                   None      None      None
  Volatility factors              .195      .194      .192
  Weighted-average
  expected life                 7 years   7 years   7 years

     The weighted-average fair value of options granted during 2001, 2000 and 1999 was $6.40, $5.98 and $6.16, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because BOK Financial's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table represents the required pro forma disclosures for options granted subsequent to December 31, 1994 (in thousands, except per share data):

                               20011     20001     19991
                             -------------------------------

  Pro forma net income       $ 114,439  $ 98,665  $ 87,536
  Pro forma earnings per
  share:
      Basic                  $    2.22  $   1.92  $   1.70
      Diluted                     1.98      1.72      1.52

  1 Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2003.

(14) Commitments and Contingent Liabilities

     In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not be material in the aggregate.
     BOk is obligated under a long-term lease for its bank premises located in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2013 and 2023. Annual base rent is $3.3 million. BOk subleases portions of its space for annual rents of $406 thousand in years 2002 through 2003, $388 thousand for 2004, $384 thousand in 2005 and $213 thousand in 2006. Net rent expense on this lease was $2.9 million in 2001, $3.1 million in 2000, and $2.8 million in 1999. Total rent expense for BOK Financial was $11.8 million in 2001, $10.5 million in 2000, and $10.2 million in 1999.
     At December 31, 2001, the future minimum lease payments for equipment and premises under operating leases were as follows: $9.7 million in 2002, $8.9 million in 2003, $8.4 million in 2004, $7.7 million in 2005, $7.0 million in 2006 and a total of $105.5 million thereafter.
     BOk and Williams Companies, Inc. guaranteed 30 percent and 70 percent, respectively, of the $13 million debt, which matures May 15, 2007, and operating deficit of two parking facilities operated by the Tulsa Parking Authority. Total expenditures related to this guarantee were $441 thousand in 2001, $319 thousand in 2000, and $273 thousand in 1999.
     The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were approximately $262 million for 2001 and $231 million for 2000.

(15) Financial Instruments with Off-Balance Sheet Risk

     BOK Financial is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to manage interest rate risk. Those financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in BOK Financial's Consolidated Balance Sheets. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional amount of those instruments.
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2001, outstanding commitments totaled $2.5 billion. Since some of the commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Since the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. At December 31, 2001, outstanding standby letters of credit totaled $249 million.
     Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2001, outstanding commercial letters of credit totaled $8 million.

(16) Shareholders' Equity

Preferred Stock

     One billion shares of preferred stock with a par value of $0.00005 per share are authorized. A single series of 250,000,000 shares designated as Series A Preferred Stock ("Series A Preferred Stock") is currently issued and outstanding. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 39 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. During 2001, 2000 and 1999, 72,141 shares, 88,628 shares and 57,340 shares, respectively, of BOK Financial common stock were issued in payment of dividends on the Series A Preferred Stock in lieu of cash by mutual agreement of BOK Financial and the holders of the Series A Preferred Stock. These shares were valued at $1.5 million in 2001, 2000 and 1999, based on average market price, as defined, for a 65 business day period preceding declaration. Kaiser owns substantially all Series A Preferred Stock.
     Various officers own 125 nonvoting units in an entity owned by BOk. These units are eligible for an annual, cumulative distribution of $8 per unit and have a preferred value upon liquidation of $100 per unit.

Common Stock

     Common stock consists of 2.5 billion authorized shares with a $0.00006 par value. Holders of common shares are entitled to one vote per share at the election of the Board of Directors and on any question arising at any shareholders' meeting and to receive dividends when and as declared. No common stock dividends can be paid unless all accrued dividends on the Series A Preferred Stock have been paid. The present policy of BOK Financial is to retain earnings for capital and future growth, and management has no current plans to recommend payment of cash dividends on common stock. Additionally, regulations restrict the ability of national banks and bank holding companies to pay dividends, and BOK Financial's credit agreement restricts the payment of dividends by the holding company.

     During 2001 and 1999, 3% dividends payable in shares of BOK Financial common stock were declared and paid. The shares issued were valued at $35 million and $31 million, respectively, based on the average closing bid/ask prices on the day preceding declaration. No common stock dividends were paid in 2000. Per share data has been restated to reflect these stock dividends. Presently, management plans to recommend continued payment of an annual dividend in shares of common stock.
     All share and per share amounts for years previous to 1999 have been retroactively adjusted for a two-for-one stock split effected in the form of a stock dividend declared January 26, 1999 for stockholders of record on February 8, 1999.

Subsidiary Banks

     The amounts of dividends that BOK Financial's subsidiary banks can declare and the amounts of loans the subsidiary banks can extend to affiliates are limited by various federal and state banking regulations. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Pursuant to the most restrictive of the regulations at December 31, 2001, BOK Financial's subsidiary banks could declare dividends up to $102 million without prior regulatory approval. The subsidiary banks declared and paid dividends of $92 million in 2001, $8 million in 2000, and $63 million in 1999.
     Loans to a single affiliate may not exceed 10.0% and loans to all affiliates may not exceed 20.0% of unimpaired capital and surplus, as defined. Additionally, loans to affiliates must be fully secured. As of December 31, 2001 and 2000, these loans totaled $16 million and $27 million, respectively. The entire balance of affiliate loans in 2001 was to consolidated entities. Total loan commitments to affiliates at December 31, 2001 were $82 million.

Regulatory Capital

     BOK Financial and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums, and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and reserves for loan losses, subject to certain limitations. All of BOK Financial's banking subsidiaries exceeded the regulatory definition of well capitalized.

                                                          December 31,
                                           -------------------------------------
                                                   2001               2000
                                           -------------------------------------
                                             Amount    Ratio     Amount   Ratio
                                           -------------------------------------
(Dollars in thousands)

Total Capital (to Risk Weighted Assets):
   Consolidated                             $959,703  11.56%    $823,063  11.23%
   BOk                                       769,031  11.39      700,380  11.43
   Bank of Texas                             156,380  12.27      105,188  11.66
   Bank of Albuquerque                        70,969  15.42       60,182  13.23
   Bank of Arkansas                           12,824  17.29       12,442  15.76

Tier I Capital (to Risk Weighted Assets):
   Consolidated                             $670,600   8.08%    $591,185   8.06%
   BOk                                       536,267   7.94      485,492   7.93
   Bank of Texas                             140,421  11.02       93,899  10.41
   Bank of Albuquerque                        66,465  14.44       57,560  12.66
   Bank of Arkansas                           11,886  16.03       11,454  14.51

Tier I Capital (to Average Assets):
   Consolidated                             $670,600   6.38%    $591,185   6.51%
   BOk                                       536,267   6.23      485,492   6.59
   Bank of Texas                             140,421   8.28       93,899   8.58
   Bank of Albuquerque                        66,465   6.35       57,560   6.32
   Bank of Arkansas                           11,886   8.99       11,454   8.05

(17) Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                                    Years ended December 31,
                                                                          --------------------------------------------
                                                                               2001          2000           1999
                                                                          --------------------------------------------
Numerator:
   Net income                                                               $  116,302    $  100,140        $ 89,226
   Preferred stock dividends                                                    (1,500)       (1,500)         (1,500)
----------------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                                            114,802        98,640          87,726
----------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                                     1,500         1,500           1,500
----------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common stockholders after assumed conversion                          $  116,302    $  100,140        $ 89,226
----------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted average shares        50,972,642    50,665,525      50,598,351
   Effect of dilutive securities:
     Employee stock options1                                                   631,046       329,544         667,062
     Convertible preferred stock                                             6,333,846     6,333,846       6,333,846
----------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                             6,964,892     6,663,390       7,000,908
----------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                          57,937,534    57,328,915      57,599,259
----------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                         $2.25         $1.95           $1.73
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                       $2.01         $1.75           $1.55
----------------------------------------------------------------------------------------------------------------------

1  Excludes employee stock options with exercise price                         580,320     1,660,657         611,974
   greater than current market price

(18) Reportable Segments

    BOK Financial operates four principal lines of business under its Bank of Oklahoma franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which includes all banking functions for Bank of Albuquerque, Bank of Arkansas and Bank of Texas. These five principal lines of business combined account for approximately 87% of total revenue. Other lines of business include the TransFund ATM network and BOSC, Inc. The Corporate Banking segment consists of eight operating units that provide credit and lease financing, deposit and cash management and international collection services to commercial and industrial customers and to other financial institutions in Oklahoma and surrounding states. The Consumer Banking segment consists of two operating units that provide direct and indirect consumer loans and deposit services to individuals primarily within Oklahoma. The Mortgage Banking segment consists of two operating units that originate a full range of mortgage products from federally sponsored programs to "jumbo loans" on higher priced homes in BOK Financial's primary market areas. The Mortgage Banking segment also services mortgage loans acquired from throughout the United States. The Trust Services segment consists of one operating unit that provides financial services to both individual and corporate clients. Individual financial services include personal trust management, administration of estates and management of investment and custodial accounts. Individual financial services also include lending and investment services to select individuals. Corporate financial services include administration of employee benefit plans, transfer and paying agent services and investment advisory services. Regional Banks include Bank of Arkansas, Bank of Albuquerque and Bank of Texas.

     BOK Financial identifies reportable segments by type of service provided for the Mortgage Banking and the Trust Services segments and by type of customer for the Corporate Banking and Consumer Banking segments. Regional Banks are identified by legal entity. Operating results are adjusted for intercompany loan participations and allocated service costs and management fees.
     BOK Financial evaluates performance and allocates resources based upon a measurement of performance after the allocation of certain indirect expenses, taxes and capital cost. Capital is assigned to the lines of business based on an internal allocation method that reflects management's assessment of risk. An additional amount of capital is assigned to the regional banks based upon BOK Financial's investment in these entities. The accounting policies of the reportable segments generally follow those described in the summary of significant account policies except interest income is reported on a fully tax-equivalent basis, loan losses are based on actual net amounts charged off and the amortization of intangible assets is generally excluded. The cost of funds provided from one segment to another is transfer-priced at rates that approximate market for funds with similar duration. Assessment of performance is based on net interest revenue after internal funds transfer pricing.
     Nonreportable business segments include TransFund ATM networks and BOSC, Inc. The sources of revenue in these segments include interest, commissions earned on securities transactions, securities trading gains or losses and fees earned on various banking activities, including merchant discounts and interchange fees.
     Substantially all revenue is from domestic customers. No single external customer accounts for more than 10% of total revenue.


                                                                                                     All
                               Corporate      Consumer      Mortgage      Trust       Regional      Other/
(In Thousands)                  Banking        Banking      Banking     Services       Banks     Eliminations     Total
                             -----------------------------------------------------------------------------------------------

Year ended December 31, 2001

Net interest
revenue/(expense)
   from external sources       $   199,771   $   (34,049) $  32,545   $       209    $   138,846 $   (10,548) $     326,774
Net interest
revenue/(expense)
   from internal sources           (86,615)       94,393    (20,867)       13,589        (11,690)     11,190             -
----------------------------------------------------------------------------------------------------------------------------
Total net interest revenue         113,156        60,344     11,678        13,798        127,156         642       326,774

Provision for loan losses           10,493         4,171         47           128          5,970      16,801        37,610
Operating revenue                   29,506        29,995     52,814        40,855         19,664      59,864       232,698
Financial instruments
   gains/(losses)                     (250)            -     12,757             -            484      13,587        26,578
Operating expense                   57,322        59,099     47,750        38,534         91,253      59,253       353,211
Provision for impairment of
   mortgage servicing rights             -             -     15,551             -              -           -        15,551
Income taxes                        29,017        10,530      5,408         6,220         18,430      (5,993)       63,612
Transition adjustment of
   adoption of FAS 133                   -             -          -             -              -         236           236
----------------------------------------------------------------------------------------------------------------------------
Net income                    $     45,580  $     16,539  $   8,493    $    9,771   $     31,651 $     4,268  $    116,302
----------------------------------------------------------------------------------------------------------------------------

Average assets                  $3,854,310    $2,192,698   $651,103      $475,715     $3,352,155   $(308,947)  $10,217,034

Average equity                     442,870        69,102     50,891        41,290        409,622    (234,931)      778,844

Performance measurements:
   Return on assets                   1.18%         0.75%      1.30%         2.05%         0.94%          -           1.14%
   Return on equity                  10.29         23.93      16.69         23.66          7.73           -          14.93
   Efficiency ratio                  40.18         65.42      74.04         70.51         62.15           -          63.13


Reconciliation to Consolidated Financial Statements
                                   Net        Other         Other
                                Interest    Operating     Operating     Average
                                 Revenue    Revenue(1)     Expense      Assets
                              --------------------------------------------------
Total reeportable segments     $326,132     $172,834     $309,509   $10,525,981
Total nonreportable segments        586       59,829       45,355        30,630
Unallocated items:
   Tax-equivalent adjustment      8,045            -            -             -
   Funds management              15,177         (408)       7,946       323,113
   All others (including
     eliminations), net         (23,166)         443        5,952      (662,690)
--------------------------------------------------------------------------------
BOK Financial consolidated     $326,774     $232,698     $368,762   $10,217,034
--------------------------------------------------------------------------------

(1)Excluding financial instrument gains/(losses)

                                                                                                      All
                               Corporate      Consumer      Mortgage      Trust       Regional      Other/
(In Thousands)                  Banking        Banking      Banking     Services       Banks     Eliminations     Total
                             -----------------------------------------------------------------------------------------------
Year ended December 31, 2000
Net interest
revenue/(expense)
   from external sources       $   238,610  $    (46,916)   $  16,434  $    3,429    $   105,849   $ (48,519)  $  268,887
Net interest
revenue/(expense)
   from internal sources          (136,367)      107,172      (15,006)      8,995        (12,709)     47,915            -
----------------------------------------------------------------------------------------------------------------------------
Total net interest revenue         102,243        60,256        1,428      12,424         93,140        (604)     268,887

Provision for loan losses            3,658         3,669           57           3          3,532       6,285       17,204
Operating revenue                   26,013        26,762       39,740      40,004         13,187      51,138      196,844
Securities gains/(losses)                -             -        5,257           -           (356)     (2,842)       2,059
Operating expense                   53,451        54,906       37,762      35,916         68,224      49,656      299,915
Provision for impairment of
   mortgage servicing rights             -             -        2,900           -              -           -        2,900
Income taxes                        27,676        11,064        2,220       6,422         12,510     (12,261)      47,631
----------------------------------------------------------------------------------------------------------------------------
Net income                     $    43,471  $     17,379    $   3,486   $  10,087    $    21,705   $   4,012   $  100,140
----------------------------------------------------------------------------------------------------------------------------

Average assets                 $ 3,370,044  $  2,140,383    $ 412,219   $ 355,150    $ 2,467,530   $ (53,822)  $8,691,504

Average equity                     392,711        60,813       32,053      37,895        282,223    (197,453)     608,242

Performance measurements:
   Return on assets                   1.29%         0.81%        0.85%       2.84%          0.88%          -         1.15%
   Return on equity                  11.07         28.58        10.88       26.62           7.69           -        16.46
   Efficiency ratio                  41.68         63.10        91.73       68.51          64.16           -        64.40


Reconciliation to Consolidated Financial Statements

                                           Other         Other
                          Net Interest    Operating     Operating     Average
                            Revenue       Revenue(1)     Expense      Assets
                        --------------------------------------------------------

Total reportable segments    $269,491       $145,706      $253,159   $8,745,326
Total nonreportable segments      723         49,660        37,460       28,978
Unallocated items:
   Tax-equivalent adjustment    7,853              -             -            -
   Funds management            12,083            914         8,560      199,231
   All others (including
     eliminations), net       (21,263)           564         3,636     (282,031)
--------------------------------------------------------------------------------
BOK Financial consolidated   $268,887       $196,844      $302,815   $8,691,504
--------------------------------------------------------------------------------

(1)Excluding financial instrument gains/(losses)


                                                                                                        All
                                Corporate      Consumer      Mortgage       Trust       Regional      Other/
(In Thousands)                   Banking        Banking       Banking     Services       Banks     Eliminations      Total
                              --------------------------------------------------------------------------------------------------
Year ended December 31, 1999

Net interest revenue/(expense)
   from external sources         $  180,353   $   (27,891)   $  11,626   $    3,622   $     72,050  $  (3,636)    $   236,124
Net interest revenue/(expense)
   from internal sources            (92,844)       80,973       (8,296)       7,243        (10,458)    23,382               -
--------------------------------------------------------------------------------------------------------------------------------
Total net interest revenue           87,509        53,082        3,330       10,865         61,592     19,746         236,124

Provision for loan losses            (1,111)        2,463           82           70             36      8,825          10,365
Operating revenue                    27,573        26,826       39,532       36,187         11,462     47,291         188,871
Securities losses                         -             -            -            -            (53)      (366)           (419)
Operating expense                    47,025        53,545       39,422       33,481         60,662     46,381         280,516
Income taxes                         26,906         9,298        1,307        5,252          4,447     (2,741)         44,469
--------------------------------------------------------------------------------------------------------------------------------
Net income                       $   42,262   $    14,602     $  2,051   $    8,249   $      7,856  $  14,206    $     89,226
--------------------------------------------------------------------------------------------------------------------------------

Average assets                   $2,933,619   $ 2,100,368     $355,887   $  332,297   $  1,860,667  $  30,212    $  7,613,050

Average equity                      330,091        58,824       32,006       33,473        214,226   (126,228)        542,392

Performance measurements:
   Return on assets                    1.44%         0.70%        0.58%        2.48%         0.42%         -             1.17%
   Return on equity                   12.80         24.82         6.41        24.64          3.67          -            16.45
   Efficiency ratio                   40.86         67.01        91.97        71.16         83.04          -            66.00


Reconciliation to Consolidated Financial Statements

                                             Other         Other
                           Net Interest    Operating     Operating     Average
                              Revenue       Revenue(1)     Expense      Assets
                        --------------------------------------------------------

Total reportable segments     $216,378      $141,580      $234,135   $7,582,838
Total nonreportable segments     1,210        44,537        35,746       59,505
Unallocated items:
   Tax-equivalent adjustment     8,380             -             -            -
   Funds management             29,141         1,057         8,399      148,259
   All others (including
     eliminations), net        (18,985)        1,697         2,236     (177,552)
--------------------------------------------------------------------------------
BOK Financial consolidated    $236,124      $188,871      $280,516   $7,613,050
--------------------------------------------------------------------------------

(1)Excluding financial instruments gains/(losses)

(19) Fair Value of Financial Instruments

     The following table presents the carrying values and estimated fair values of financial instruments as of December 31, 2001 and 2000 (dollars in thousands):

                                                                   Range of     Average                    Estimated
                                                     Carrying    Contractual   Repricing     Discount        Fair
                                                       Value        Yields    (in years)       Rate          Value
                                                   -------------------------------------------------------------------
2001:
  Cash and cash equivalents                        $   647,338                                           $   647,338
  Securities                                         3,700,989                                             3,702,504
  Loans:
     Commercial                                      3,674,750   2.04 - 17.70%     0.42     1.96 - 4.90%   3,693,209
     Commercial real estate                          1,341,775   2.25 - 13.90      1.39     4.64 - 4.83    1,402,885
     Residential mortgage                              703,080   3.81 - 13.00      2.04     4.05 - 7.62      701,349
     Residential mortgage - held for sale              166,093        -             -           -            166,093
     Consumer                                          409,680   2.03 - 21.00      2.73     4.26 - 6.98      438,625
----------------------------------------------------------------------------------------------------------------------
       Total loans                                   6,295,378                                             6,402,161

       Reserve for loan losses                        (101,905)                                                    -
----------------------------------------------------------------------------------------------------------------------
   Net loans                                         6,193,473                                             6,402,161
   Derivative instruments with positive
     fair value                                         34,131                                                34,131
   Deposits with no stated maturity                  4,084,638        -             -                      4,084,638
   Time deposits                                     2,821,106   1.25 - 7.65       0.64     1.50 - 2.80    2,861,413
   Other borrowings                                  2,822,937   4.17 - 8.51       0.06     1.37 - 3.70    2,824,409
   Subordinated debt                                   186,302       6.03          6.27        5.87          189,775
   Derivative instruments with negative
     fair value                                         38,517                                                38,517
----------------------------------------------------------------------------------------------------------------------
2000:
  Cash and cash equivalents                        $   750,729                                           $   750,729
  Securities                                         3,037,056                                             3,037,552
  Loans:
     Commercial                                      3,248,033   4.50 - 17.63%     0.43     6.20 - 9.15%   3,321,380
     Commercial real estate                          1,270,494   7.00 - 14.00      1.26     8.89 - 9.08    1,262,690
     Residential mortgage                              638,044   3.81 - 13.40      1.61     7.41 - 7.58      612,616
     Residential mortgage - held for sale               48,901        -             -           -             48,901
     Consumer                                          312,390   4.00 - 21.00      2.35     8.10 - 14.00     302,230
----------------------------------------------------------------------------------------------------------------------
       Total loans                                   5,517,862                                             5,547,817

       Reserve for loan losses                         (82,655)                                                    -
----------------------------------------------------------------------------------------------------------------------
   Net loans                                         5,435,207                                             5,547,817
   Deposits with no stated maturity                  3,372,817        -             -           -          3,372,817
   Time deposits                                     2,673,188   2.00 - 7.40       0.54     3.55 - 6.49    2,685,773
   Other borrowings                                  2,735,277   5.94 - 9.89       0.14     5.62 - 7.35    2,722,214
   Subordinated debt                                   148,816       7.03          6.27        5.94          165,946
----------------------------------------------------------------------------------------------------------------------

     The preceding table presents the estimated fair values of financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involved significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, BOK Financial does not know whether the fair values shown above represent values at which the respective financial instruments could be sold individually or in the aggregate.

     The following methods and assumptions were used in estimating the fair value of these financial instruments:

Cash and Cash Equivalents

     The book value reported in the consolidated balance sheet for cash and short-term instruments approximates those assets' fair values.

Securities

     The fair values of securities are based on quoted market prices or dealer quotes, when available. If quotes are not available, fair values are based on quoted prices of comparable instruments.

Derivatives

Fair value is calculated by a third party based on discounted cash flows using a yield curve and current applicable market rates.

Loans

     The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates currently being offered for loans with similar remaining terms to maturity and credit risk, adjusted for the impact of interest rate floors and ceilings. The fair values of classified loans were estimated to approximate their carrying values less loan loss reserves allocated to these loans of $29 million and $26 million at December 31, 2001 and 2000, respectively.
     The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments and hedging transactions.

Deposits

     The fair values of time deposits are based on discounted cash flow analyses using interest rates currently being offered on similar transactions. Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," ("FAS 107") defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, transaction deposits, money market deposits and savings accounts, to equal the amount payable on demand. Although market premiums paid reflect an additional value for these low cost deposits, FAS 107 prohibits adjusting fair value for the expected benefit of these deposits. Accordingly, the positive effect of such deposits is not included in this table.

Other Borrowings and Subordinated Debenture

     The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments.

Off-Balance-Sheet Instruments

     The fair values of commercial loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance-sheet instruments were not significant at December 31, 2001 and 2000.

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial - Parent Company Only follows:

Balance Sheets
(In Thousands)                                             December 31,
                                                      --------------------------
                                                          2001         2000
                                                      --------------------------

Assets
Cash and cash equivalents                               $  12,971    $    9,755
Securities - available for sale                            14,355        12,016
Investment in subsidiaries                                926,623       777,054
Other assets                                                2,029         1,972
--------------------------------------------------------------------------------
   Total assets                                          $955,978      $800,797
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Other borrowings                                         $125,095     $  95,132
Other liabilities                                           2,400         2,089
--------------------------------------------------------------------------------
   Total liabilities                                      127,495        97,221
--------------------------------------------------------------------------------
Preferred stock                                                25            25
Common stock                                                    3             3
Capital surplus                                           323,860       278,882
Retained earnings                                         511,301       431,390
Treasury stock                                            (12,498)      (10,044)
Accumulated other comprehensive income                      5,792         3,320
--------------------------------------------------------------------------------
   Total shareholders' equity                             828,483       703,576
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity            $955,978      $800,797
--------------------------------------------------------------------------------

Statements of Earnings
(In Thousands)

                                                           2001           2000         1999
                                                      -------------------------------------------

Dividends, interest and fees received from               $  91,960     $    8,082      $63,556
   subsidiaries
Other operating revenue                                        425            637        2,327
-------------------------------------------------------------------------------------------------
   Total revenue                                            92,385          8,719       65,883
-------------------------------------------------------------------------------------------------
Interest expense                                             6,458          7,551        6,225
Personnel expense                                                2              -            9
Professional fees and services                                 471            728          600
Other operating expense                                        265             45           80
-------------------------------------------------------------------------------------------------
   Total expense                                             7,196          8,324        6,914
-------------------------------------------------------------------------------------------------
Income before taxes and equity in undistributed
   income of subsidiaries                                   85,189            395       58,969
Federal and state income tax credit                         (3,092)        (3,520)      (3,243)
-------------------------------------------------------------------------------------------------
Income before equity in undistributed income of
  subsidiaries                                              88,281          3,915       62,212
Equity in undistributed income of subsidiaries              28,021         96,225       27,014
-------------------------------------------------------------------------------------------------
Net income                                                $116,302       $100,140      $89,226
-------------------------------------------------------------------------------------------------

Statements of Cash Flows
(In Thousands)

                                                             2001         2000         1999
                                                        -----------------------------------------

Cash flows from operating activities:
   Net income                                              $116,302      $100,140      $89,226
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed loss of subsidiaries         (28,021)      (96,225)     (27,014)
       Tax benefit on exercise of stock options               3,408         1,010        3,138
       Decrease in other assets                                 (57)        1,239        1,036
       Decrease in other liabilities                            166           (44)      (1,980)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    91,798         6,120       64,406
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of available for sale                 -             -        9,881
     securities
   Purchases of available for sale securities                (1,961)       (1,019)           -
   Investment in subsidiaries                              (119,309)        3,800      (72,293)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities           (121,270)        2,781      (62,412)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in other borrowings                             124,963       (10,000)      13,228
   Paydown of other borrowings                              (95,000)            -            -
   Issuance of preferred, common and treasury stock, net      2,745           999          823
   Purchase treasury stock                                        -        (2,633)      (1,574)
   Cash dividends                                               (20)           (1)      (2,744)
-------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities             32,688       (11,635)       9,733
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          3,216        (2,734)      11,727
Cash and cash equivalents at beginning of period              9,755        12,489          762
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  12,971    $    9,755      $12,489
-------------------------------------------------------------------------------------------------
Payment of dividends in common stock                      $  36,371    $    1,500      $32,192
-------------------------------------------------------------------------------------------------
Cash paid for interest                                   $    6,726    $    7,741     $  5,933
-------------------------------------------------------------------------------------------------

                            BOK FINANCIAL CORPORATION


Annual Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)                                    2001
                                                           -----------------------------------------------
                                                               Average       Revenue/         Yield/
                                                               Balance       Expense1          Rate
                                                           -----------------------------------------------
Assets
   Taxable securities                                          $2,989,967      $184,464         6.17%
   Tax-exempt securities                                          277,309        19,935         7.19
----------------------------------------------------------------------------------------------------------
     Total securities                                           3,267,276       204,399         6.26
----------------------------------------------------------------------------------------------------------
   Trading securities                                              18,504         1,200         6.49
   Funds sold and resell agreements                                18,419           829         4.50
   Loans(2)                                                     5,989,224       456,250         7.62
     Less reserve for loan losses                                  92,392             -
----------------------------------------------------------------------------------------------------------
   Loans, net of reserve                                        5,896,832       456,250         7.74
----------------------------------------------------------------------------------------------------------
     Total earning assets                                       9,201,031       662,678         7.20
----------------------------------------------------------------------------------------------------------
   Cash and other assets                                        1,016,003
----------------------------------------------------------------------------------------------------------
     Total assets                                             $10,217,034
----------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Transaction deposits                                       $ 2,267,032        49,893         2.20%
   Savings deposits                                               154,934         2,281         1.47
   Time deposits                                                2,960,170       156,213         5.28
----------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                            5,382,136       208,387         3.87
----------------------------------------------------------------------------------------------------------
   Federal funds purchased and repurchase agreements            1,652,467        64,358         3.89
   Other borrowed funds                                           974,907        44,191         4.53
   Subordinated debenture                                         180,211        10,923         6.06
----------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                         8,189,721       327,859         4.00
----------------------------------------------------------------------------------------------------------
   Demand deposits                                              1,102,958
   Other liabilities                                              145,511
   Shareholders' equity                                           778,844
----------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity               $10,217,034
----------------------------------------------------------------------------------------------------------
Tax-equivalent Net Interest Revenue                                             334,819         3.20%
Tax-equivalent Net Interest Revenue to Earning Assets                                           3.64
Less tax-equivalent adjustment                                                    8,045
----------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                            326,774
Provision for loan losses                                                        37,610
Other operating revenue                                                         259,640
Other operating expense                                                         368,762
----------------------------------------------------------------------------------------------------------
Income before taxes                                                             180,042
Federal and state income tax                                                     63,740
----------------------------------------------------------------------------------------------------------
Net Income                                                                     $116,302
----------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates of 38.9% for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income. See Note 1 of Notes to the Consolidated Financial Statements for a description of income recognition policy.

                      2000                                          1999
----------------------------------------------------------------------------------------------
    Average        Revenue/         Yield/         Average        Revenue/         Yield/
    Balance        Expense1          Rate          Balance        Expense1          Rate
----------------------------------------------------------------------------------------------


    $2,587,183       $167,493         6.47%        $2,383,198      $144,901         6.08%
       269,731         19,577         7.26            288,094        21,785         7.56
----------------------------------------------------------------------------------------------
     2,856,914        187,070         6.55          2,671,292       166,686         6.24
----------------------------------------------------------------------------------------------
        15,633          1,450         9.28             37,508         2,291         6.11
        46,219          2,962         6.41             43,373         2,219         5.12
     4,934,462        455,101         9.22          4,046,920       337,458         8.34
        80,447                                         72,306
----------------------------------------------------------------------------------------------
     4,854,015        455,101         9.38          3,974,614       337,458         8.49
----------------------------------------------------------------------------------------------
     7,772,781        646,583         8.32          6,726,787       508,654         7.56
----------------------------------------------------------------------------------------------
       918,723                                        886,263
----------------------------------------------------------------------------------------------
    $8,691,504                                     $7,613,050
----------------------------------------------------------------------------------------------

    $1,889,806         55,019         2.91%        $1,717,314        46,510         2.71%
       151,870          2,703         1.78            161,484         2,971         1.84
     2,495,038        150,527         6.03          1,983,829       101,140         5.10
----------------------------------------------------------------------------------------------
     4,536,714        208,249         4.59          3,862,627       150,621         3.90
----------------------------------------------------------------------------------------------
     1,444,830         91,456         6.33          1,146,917        58,665         5.12
       889,919         59,701         6.71            812,098        45,530         5.61
       148,728         10,437         7.02            148,509         9,334         6.29
----------------------------------------------------------------------------------------------
     7,020,191        369,843         5.27          5,970,151       264,150         4.42
----------------------------------------------------------------------------------------------
       980,401                                        999,311
        82,670                                        101,196
       608,242                                        542,392
----------------------------------------------------------------------------------------------
    $8,691,504                                     $7,613,050
----------------------------------------------------------------------------------------------
                      276,740         3.05%                         244,504         3.14%
                                      3.56                                          3.63
                        7,853                                         8,380
----------------------------------------------------------------------------------------------
                      268,887                                       236,124
                       17,204                                        10,365
                      198,903                                       188,452
                      302,815                                       280,516
----------------------------------------------------------------------------------------------
                      147,771                                       133,695
                       47,631                                        44,469
----------------------------------------------------------------------------------------------
                     $100,140                                     $  89,226
----------------------------------------------------------------------------------------------

                            BOK FINANCIAL CORPORATION

Quarterly Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates


(Dollars in Thousands Except Per Share Data)

                                                                                 Three Months Ended
                                                      -------------------------------------------------------------------------
                                                              December 31, 2001                      September 30, 2001
                                                      ----------------------------------     ----------------------------------

                                                         Average    Revenue/   Yield/           Average    Revenue/    Yield/
                                                         Balance    Expense1    Rate            Balance    Expense1     Rate
                                                      ----------------------------------     ----------------------------------

  Assets
     Taxable securities                                $3,177,731    $45,777     5.72%        $2,869,680    $44,705     6.18%
     Tax-exempt securities                                238,634      4,274     7.11            265,608      4,554     6.80
  --------------------------------------------------------------------------------------     ----------------------------------
       Total securities                                 3,416,365     50,051     5.81           3,135,288    49,259     6.23
  --------------------------------------------------------------------------------------     ----------------------------------
     Trading securities                                    22,508        245     4.32              16,498       223     5.36
     Funds sold                                            14,362         85     2.35              14,229       130     3.62
     Loans(2)                                           6,203,512     99,643     6.37           6,065,512   114,165     7.47
       Less reserve for loan losses                        99,541          -       -               93,884         -       -
  --------------------------------------------------------------------------------------     ----------------------------------
     Loans, net of reserve                              6,103,971     99,643     6.48           5,971,628   114,165     7.58
  --------------------------------------------------------------------------------------     ----------------------------------
       Total earning assets                             9,557,206    150,024     6.23           9,137,643   163,777     7.11
  --------------------------------------------------------------------------------------     ----------------------------------
     Cash and other assets                              1,008,111                               1,007,684
  --------------------------------------------------------------------------------------     ----------------------------------
       Total assets                                   $10,565,317                             $10,145,327
  --------------------------------------------------------------------------------------     ----------------------------------
  Liabilities and Shareholders' Equity
     Transaction deposits                             $ 2,429,978      9,933     1.62%        $ 2,278,393    11,917     2.08%
     Savings deposits                                     158,040        489     1.23             155,908       575     1.46
     Other time deposits                                2,839,770     30,744     4.30           3,030,759    38,287     5.01
  --------------------------------------------------------------------------------------     ----------------------------------
       Total interest-bearing deposits                  5,427,788     41,166     3.01           5,465,060    50,779     3.69
  --------------------------------------------------------------------------------------     ----------------------------------
     Federal funds purchased and repurchase agreements  1,701,655      8,813     2.05           1,440,556    12,976     3.57
     Other borrowed funds                               1,088,792      8,460     3.08           1,019,123    10,711     4.17
     Subordinated debenture                               186,409      2,764     5.88             186,631     2,871     6.10
  --------------------------------------------------------------------------------------     ----------------------------------
       Total interest-bearing liabilities               8,404,644     61,203     2.89           8,111,370    77,337     3.78
  --------------------------------------------------------------------------------------     ----------------------------------
     Demand deposits                                    1,150,498                               1,093,442
     Other liabilities                                    174,891                                 143,298
     Shareholders' equity                                 835,284                                 797,217
  --------------------------------------------------------------------------------------     ----------------------------------
       Total liabilities and shareholders' equity     $10,565,317                             $10,145,327
  --------------------------------------------------------------------------------------     ----------------------------------
  Tax-equivalent Net Interest Revenue                                 88,821     3.34%                       86,440     3.33%
  Tax-equivalent Net Interest Revenue to Earning Assets                          3.69                                   3.75
  Less tax-equivalent adjustment                                       1,802                                  1,914
  --------------------------------------------------------------------------------------     ----------------------------------
  Net Interest Revenue                                                87,019                                 84,526
  Provision for loan losses                                           10,517                                 11,023
  Other operating revenue                                             55,260                                 76,091
  Other operating expense                                             84,801                                103,591
  --------------------------------------------------------------------------------------     ----------------------------------
  Income before taxes                                                 46,961                                 46,003
  Federal and state income tax                                        16,829                                 16,216
  --------------------------------------------------------------------------------------     ----------------------------------
  Net Income                                                       $  30,132                              $  29,787
  --------------------------------------------------------------------------------------     ----------------------------------
  Earnings Per Average Common Share Equivalent:
     Net income:
       Basic                                                           $0.58                                  $0.58
  --------------------------------------------------------------------------------------     ----------------------------------
       Diluted                                                         $0.52                                  $0.51
  --------------------------------------------------------------------------------------     ----------------------------------

(1) Tax equivalent at the statutory federal and state rates of 38.9% for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
(2) The loan averages included loans on which the accrual of interest has been discounted and are stated net of unearned income. See Note 1 of Notes to the Consolidated Financial Statements for a description of income recognition policy.

                                              Three Months Ended
---------------------------------------------------------------------------------------------------------------
          June 30, 2001                         March 31, 2001                       December 31, 2000
----------------------------------    -----------------------------------   -----------------------------------

   Average     Revenue/   Yield/         Average    Revenue/    Yield/         Average    Revenue/    Yield/
   Balance     Expense1    Rate          Balance    Expense1     Rate          Balance    Expense1     Rate
----------------------------------    -----------------------------------   -----------------------------------

 $3,012,148     $47,080     6.27%      $2,910,580  $  46,902      6.54%      $2,654,996  $  43,345     6.49%
    310,517       5,841     7.54          282,656      5,266      7.56          276,478      5,172     7.44
----------------------------------    -----------------------------------   -----------------------------------
  3,322,665      52,921     6.39        3,193,236     52,168      6.63        2,931,474     48,517     6.58
----------------------------------    -----------------------------------   -----------------------------------
     16,566         332     8.04           18,421        400      8.81           18,458        405     8.73
     17,221         191     4.45           28,063        423      6.11           45,310        788     6.92
  5,944,358     117,080     7.90        5,737,543    125,362      8.86        5,265,300    125,854     9.51
     89,824                                86,156                                83,246
----------------------------------    -----------------------------------   -----------------------------------
  5,854,534     117,080     8.02        5,651,387    125,362      9.00        5,182,054    125,854     9.66
----------------------------------    -----------------------------------   -----------------------------------
  9,210,986     170,524     7.43        8,891,107    178,353      8.14        8,177,296    175,564     8.54
----------------------------------    -----------------------------------   -----------------------------------
  1,010,404                               999,606                               955,024
----------------------------------    -----------------------------------   -----------------------------------
$10,221,390                            $9,890,713                            $9,132,320
----------------------------------    -----------------------------------   -----------------------------------

$  2,222,838     12,821     2.31%      $2,133,537     15,222      2.89%      $1,910,167     15,646     3.26%
    154,312         569     1.48          151,392        648      1.74          143,969        673     1.86
  3,009,880      42,161     5.62        2,960,828     45,021      6.17        2,671,285     43,237     6.44
----------------------------------    -----------------------------------   -----------------------------------
  5,387,030      55,551     4.14        5,245,757     60,891      4.71        4,725,421     59,556     5.01
----------------------------------    -----------------------------------   -----------------------------------
  1,767,086      19,181     4.35        1,702,913     23,388      5.57        1,625,497     26,823     6.56%
    885,922      11,127     5.04          903,264     13,893      6.24          878,209     15,257     6.91
    187,299       2,794     5.98          160,144      2,494      6.32          148,794      2,667     7.13
----------------------------------    -----------------------------------   -----------------------------------
  8,227,337      88,653     4.32        8,012,078    100,666      5.10        7,377,921    104,303     5.62
----------------------------------    -----------------------------------   -----------------------------------
  1,119,597                             1,047,267                             1,002,969
    116,200                               108,514                                86,403
    758,256                               722,854                               665,027
----------------------------------    -----------------------------------   -----------------------------------
$10,221,390                            $9,890,713                            $9,132,320
----------------------------------    -----------------------------------   -----------------------------------

                 81,871     3.11%                     77,687      3.04%                     71,261     2.92%
                            3.57                                  3.54                                 3.47
                  2,254                                2,075                                 2,069
----------------------------------    -----------------------------------   -----------------------------------
                 79,617                               75,612                                69,192
                  8,497                                7,573                                 6,000
                 60,223                               68,066                                54,924
                 86,584                               93,786                                79,318
----------------------------------    -----------------------------------   -----------------------------------
                 44,759                               42,319                                38,798
                 15,778                               14,917                                13,302
----------------------------------    -----------------------------------   -----------------------------------
                $28,981                              $27,402                               $25,496
----------------------------------    -----------------------------------   -----------------------------------



                  $0.56                                $0.53                                 $0.50
----------------------------------    -----------------------------------   -----------------------------------
                  $0.50       `                        $0.48                                 $0.44
----------------------------------    -----------------------------------   -----------------------------------

BOK Financial Corporation Board of Directors

C. Fred Ball, Jr. 3
Chairman & CEO Bank of Texas, N.A.

Sharon J. Bell 1
Managing Partner
Rogers & Bell

Peter C. Boylan, III 1 Co-President & COO Gemstar - TV Guide Int'l.

Joseph E. Cappy 1
Chairman, President & CEO
Dollar Thrifty Automotive Group

Luke R. Corbett
Chairman & CEO
Kerr-McGee Corporation

William E. Durrett
Senior Chairman
American Fidelity Corp.

James O. Goodwin 1
Chief Executive Officer
The Oklahoma Eagle
Publishing Company, Inc. LLC

V. Burns Hargis 1
Vice Chairman
BOK Financial Corporation and Bank of Oklahoma, N.A.

Eugene A. Harris 2
Executive Vice President
BOK Financial Corporation and Bank of Oklahoma, N.A.

Howard E. Janzen 1
President & CEO
Williams Communications

E. Carey Joullian, IV  1
President & CEO
Mustang Fuel Corporation

George B. Kaiser 1
Chairman
BOK Financial Corporation and Bank of Oklahoma, N.A.

David L. Kyle 1
Chairman, President & CEO
ONEOK, Inc.

Robert J. LaFortune
Personal Investments

Philip C. Lauinger, Jr.
Chairman & CEO
Lauinger Publishing Co.

John C. Lopez  1
Chairman & CEO
Lopez Foods, Inc.

Stanley A. Lybarger  1,3
President & CEO
BOK Financial Corporation and Bank of Oklahoma, N.A.

Steven J. Malcolm 1,4
President & CEO
Williams

Frank A. McPherson
Retired Chairman & CEO
Kerr-McGee Corporation

Steven E. Moore
Chairman, President & CEO
OGE Energy Corp.

J. Larry Nichols
Chairman, President & CEO
Devon Energy Corporation

Robert L. Parker, Sr.
Chairman of the Board
Parker Drilling Company

James A. Robinson
Personal Investments

L. Francis Rooney, III 1
Chairman and CEO
Manhattan Construction Company

Scott F. Zarrow 1
President
Foreman Investment Capital LLC


1        Director of BOK Financial Corp.
         and Bank of Oklahoma, N.A.
2        Director of Bank of Oklahoma, N.A.
3        Director of BOK Financial Corp.
         and Bank of Texas, N.A.
4        Advisory pending election at
         shareholders meeting April 30



Executive Officers
George B. Kaiser
Chairman of the Board

Stanley A. Lybarger
President &
Chief Executive Officer

V. Burns Hargis
Vice Chairman

Eugene A. Harris
Executive Vice President
Chief Credit Officer

Steven E. Nell
Executive Vice President
Chief Financial Officer

James L. Huntzinger
Senior Vice Presidnet
Chief Investment Officer

John C. Morrow
Senior Vice President
Director of Financial
Accounting & Reporting

Valerie Toalson
Senior Vice President
Corporate Controller

Frederic Dorwart
Secretary

Bank of Albuquerque, N.A.

Gregory K. Symons
Chairman & CEO

Paul A. Sowards
President

Bank of Arkansas, N.A.

Jeffrey R. Dunn
Chairman, President & CEO


Bank of Oklahoma, N.A.

Steven G. Bradshaw
Executive Vice President
Consumer Banking
Chairman, BOSC, Inc.

Paul M. Elvir
Executive Vice President
Operations & Technology

Mark W. Funke
President, Oklahoma City

H. James Holloman
Executive Vice President
Trust Division

David L. Laughlin
President
BOK Mortgage

W. Jeffrey Pickryl
Executive Vice President
Commercial Banking
Charles D. Williamson
Executive Vice President
Capital Markets

Bank of Texas, N.A.

C. Fred Ball, Jr.
Chairman & CEO

Thomas S. Swiley
President

Ralph Williams
President - Houston

Steven D. Poole
President
Bank of Texas Trust Company


Bank of Albuquerque, N.A. Board of Directors
Susan Barker-Kalangis, Esq.
Partner, Modrall,
Sperling, Roehl, Harris and
Sisk P.A.

Steven G. Bradshaw
Executive Vice President
Bank of Oklahoma, N.A.

Douglas M. Brown
President & CEO
Tuition Plan, Inc.

Rudy A. Davolos
Athletic Director
University of New Mexico

William E. Garcia
Sr. Manager, Public Affairs
Intel Corporation

Robert M. Goodman
Vice Chairman
Bank of Albuquerque, N.A.

Thomas D. Growney
President
Tom Growney Equipment, Inc.

Eugene A. Harris
Executive Vice President
BOK Financial Corporation
and Bank of Oklahoma, N.A.

Heather M. Pellerin
Senior Vice President
Bank of Albuquerque, N.A.

W. Jeffrey Pickryl
Executive Vice President
Bank of Oklahoma, N.A.

Michael D. Sivage
Chief Executive Officer
Sivage-Thomas Homes, Inc.

Paul A. Sowards
President
Bank of Albuquerque, N.A.


David L. Sutter
Senior Vice President
Bank of Oklahoma, N.A.

Gregory K. Symons
Chairman & CEO
Bank of Albuquerque, N.A.



Bank of Arkansas, N.A. Board of Directors

John W. Anderson
Senior Vice President
Bank of Oklahoma, N.A.

Jeffrey R. Dunn
Chairman, President & CEO
Bank of Arkansas, N.A.


George C. Faucette, Jr.
President
Coldwell Banker Faucette
Real Estate

Mark W. Funke
President
Bank of Oklahoma-
Oklahoma City
Gerald Jones
President
Jones Motorcars, Inc.

Ronald E. Leffler
Senior Vice President
Bank of Oklahoma, N.A.


Jerry D. Sweetser
Sweetser Properties, Inc.


Bank of Texas, N.A. Board of Directors
C. Thomas Abbott
Vice Chairman
Bank of Texas, N.A.

Charles A. Angel, Jr.
Vice Chairman
Bank of Texas, N.A.

C. Fred Ball, Jr. 2
Chairman & CEO
Bank of Texas, N.A.

C. Huston Bell
President
The Vantage Companies

Edward O. Boshell, Jr.
Columbia General
Investments, L.P.

R. Neal Bright
Managing Partner
Bright & Bright, L.L.P.


Dudley Chambers
Partner,
Jackson & Walker, L.L.P.

H. Lynn Craft
President & CEO
Baptist Foundation of Texas

Edward F. Doran, Sr.

Charles W. Eisemann
Investments

James J. Ellis
Managing Partner
Ellis/Roiser Associates

R. William Gribble, Jr.
President
Gribble Oil Company

J. T. Hairston, Jr.
Investments


Douglas D. Hawthorne
President & CEO
Texas Health Resources

Jerry Lastelick
Attorney
Lastelick, Anderson
and Arneson

Stanley A. Lybarger 2
President & CEO
BOK Financial Corp.

Michael A. McBee
Owner
McBee Operating Co.

Steven Nell1
Chief Financial Officer
BOK Financial Corp.

Thomas S. Swiley
President
Bank of Texas, N.A.

Mrs. Jere W. Thompson
Community Leader

Tom E. Turner 2
Retired Chairman
Bank of Texas, N.A.

John C. Vogt
Investments

Ralph Williams
President
Bank of Texas, N.A. - Houston


1        Park Cities Bancshares, Inc. only

2        Park Cities Bancshares, Inc./
         Bank of Texas, N.A.




Major Customer Service Offices
Business Banking Centers

Albuquerque
201 Third St., NW, Suite 1400
(505) 222-8444

Dallas
2650 Royal Lane
(972) 443-2809

Fayetteville
3500 N. College
(479) 973-2660

Houston
5320 Bellaire Blvd.
(713) 578-3400

Oklahoma City
9520 N. May
(405) 936-3700

7701 S. Western
(405) 616-7500

Richardson
333 W. Campbell Rd.
(214) 575-1972

Sherman
307 W. Washington
(903) 891-8106

Tulsa
3237 S. Peoria
(918) 746-7400




Consumer Banking

Albuquerque
4700 Montgomery, NE,
Suite 100
(505) 855-7230

Oklahoma City
2601 N. Meridian
(405) 272-2000

Richardson
333 W. Campbell Rd.
(214) 575-1987

Tulsa
Bank of Oklahoma Tower
One Williams Center, 16th Fl.
(918) 588-6000


Corporate Banking

Albuquerque
201 Third St., NW, Suite 1400
(505) 222-8444

Dallas
5956 Sherry Lane, Suite 1100
(214) 987-8880

Fayetteville
3500 N. College
(479) 973-2660

Houston
2 Houston Center
(713) 289-5844

Oklahoma City
201 Robert S. Kerr
(405) 272-2000

Tulsa
One Williams Center, 8th Fl.
(918) 588-6127




BOSC, Inc.
-----------
(800) 364-1818

Institutional Investments

Dallas
7600 W. Northwest Hwy.
(214) 706-0382

Houston
2 Houston Center
(713) 289-5847

Little Rock
2200 N. Rodney Parham Rd., Suite 215
(800) 817-2580

Oklahoma City
201 Robert S. Kerr, 4th Fl.
(405) 272-2000

Tulsa
One Williams Center, 9th Fl.
(918) 588-6555




Investment Centers

Albuquerque
2500 Louisiana Blvd., NE,
Suite 100
(505) 837-4122

3901 Southern Blvd.
(505) 837-4122


Dallas
7600 W. Northwest Hwy.
(214) 706-0382

Fayetteville
3500 N. College
(800) 817-2580

Oklahoma City
9520 N. May
(405) 936-3900

Tulsa
3045 S. Harvard
(918) 746-5614




Public Finance
Oppenheim, a division of BOSC, Inc.

Albuquerque
2500 Louisiana Blvd., NE,
Suite 208
(505) 837-4241

Little Rock
2200 N. Rodney Parham Rd.,
Suite 221
(501) 227-3200

Oklahoma City
201 Robert S. Kerr
(405) 272-2383




Corporate Finance

Dallas
5956 Sherry Lane, 7th Fl.
(214) 346-3902




Private Financial Services

Albuquerque
2500 Louisiana Blvd., NE,
Suite 208
(505) 837-4272

Dallas
7600 W. Northwest Hwy.
(214) 706-0373

8255 Walnut Hill Lane
(214) 378-0103

Houston
8 Greenway Plaza, Suite 220
(832) 681-5202

Oklahoma City
9520 N. May, 2nd Fl.
(405) 936-3900

201 Robert S. Kerr
(405) 272-2232

Tulsa
3237 S. Peoria
(918) 746-7487

320 S. Boston
(918) 588-6214

2021 S. Lewis,
Suite 200
(918) 748-7257

6036 S. Yale
(918) 493-5210



Oklahoma
Community Banking

Bartlesville
422 S. Dewey
(918) 335-5300

Enid
2308 N. Van Buren
(580) 548-8500

Eufaula
219 S. Main
(918) 689-2567

Grove
201 S. Main
(918) 787-2700

McAlester
One E. Choctaw
(918) 426-1100

Muskogee
215 S. State
(918) 686-5900

Sand Springs
401 E. Broadway
(918) 241-8000



Trust Services
Bank of Oklahoma
Trust Division

Oklahoma City
9520 N. May, 2nd Floor
(405) 936-3900

Tulsa
One Williams Center, 10th Floor
(918) 588-6437


Southwest
Trust Company

Oklahoma City
9520 N. May, 2nd Floor
(405) 936-3970

Bank of Texas
Trust Division

Dallas
7600 West Northwest Hwy.
(214) 706-0351


5956 Sherry Lane, Suite 1100
(214) 987-8852

Houston
8 Greenway Plaza, Suite 220
(832) 681-5202

Sherman
2009 Independence Dr.
(903) 813-5100


Bank of Albuquerque
Trust Division

Albuquerque
2500 Louisiana Blvd., NE,
Suite 208
(505) 837-4133

Bank of Arkansas
Trust Division

Fayetteville
3500 N. College
(479) 973-2656


Mortgage Services
Arkansas

Bentonville
1706 S.E. Walton Blvd.,
Suite C
(479) 271-6800

Fayetteville
3500 N. College
(479) 973-2600

Kansas

Lenexa
15230 W. 87th St. Parkway
(913) 307-1600

Missouri

Lee's Summit
987 N.E. Rice Rd.
(816) 246-7000

New Mexico

Albuquerque
2500 Louisiana Blvd., NE,
Suite 220
(505) 837-4111

Oklahoma

Edmond
1515 S. Broadway
(405) 272-2307

Enid
2308 N. Van Buren
(580) 548-8528

Lawton
2602 W. Gore Blvd.
(580) 250-0070

Muskogee
215 S. State
(918) 686-5959

Norman
3550 W. Main
(405) 366-3618

Oklahoma City
5015 N. Pennsylvania
(405) 879-8700

7701 S. Western
(405) 879-8700

Owasso
413 E. 2nd Ave.
(918) 588-8650

Tulsa
Copper Oaks
7060 S. Yale, Suite 100
(918) 488-7140

Pine & Lewis
1604 N. Lewis
(918) 588-8608

Texas

Bellaire
5320 Bellaire Blvd.
(713) 578-3438

Dallas
6209 Hillcrest Ave.
(214) 525-5052

Houston
8546 Highway 6 North
(281) 656-3800


Operating Subsidiaries

Bank of Albuquerque, N.A.

Albuquerque
201 Third St., NW, Suite 1400
(505) 222-8469


Bank of Arkansas, N.A.

Fayetteville
3500 N. College
(479) 973-2660


Bank of Oklahoma, N.A.

Oklahoma City
Bank of Oklahoma Plaza
201 Robert S. Kerr
(405) 272-2000

Tulsa
Bank of Oklahoma Tower
One Williams Center
(918) 588-6000

Bank of Texas, N.A.

Dallas
5956 Sherry Lane,
Suite 1100
(214) 987-8880

Houston
5320 Bellaire Blvd.
Bellaire, Texas
(713) 578-3400


Leasing Services
BOKF Equipment Finance, Inc.

Dallas
5956 Sherry Lane, Suite 1100
(214) 987-8864



Shareholder Information
Corporate Headquarters
Bank of Oklahoma Tower
P.O. Box 2300
Tulsa, Oklahoma 74192
(918) 588-6000

Independent Auditors
Ernst & Young LLP
3900 One Williams Center
Tulsa, Oklahoma 74172
(918) 560-3600

Legal Counsel
Frederic Dorwart Lawyers
Old City Hall
124 E. Fourth St.
Tulsa, Oklahoma 74103-5010
(918) 583-9922

Common Shares:
Traded NASDAQ National Market
NASDAQ Symbol: BOKF
Number of common shareholders of
record at December 31, 2001: 1,077

Market Makers:
CIBC World Markets Corp.
Herzog, Heine, Geduld, Inc.
Howe Barnes Investments
Keefe Bruyette & Woods
Knight Securities LP
Salomon Smith Barney
Schwab Capital Markets
Sherwood Securities
Southwest Securities, Inc.
Spear, Leeds & Kellogg
Stephens, Inc.



Transfer Agent and Registrar
The Bank of New York
(800) 524-4458

Address Shareholder Inquiries to:
Shareholder Relations Department-11E
P.O. Box 11258
Church Street Station
New York, NY  10286
E-Mail Address:
Shareowner-svcs@email.bony.com

Send Certificates for Transfer
and Address Changes to:
Receive and Deliver Department - 11W
P.O. Box 11002
Church Street Station
New York, NY  10286


Copies of BOK Financial Corporation's Annual Report to Shareholders, Quarterly Reports and Form 10-K to the Securities and Exchange Commission are available without charge upon written request. Analysts, shareholders and other investors seeking financial information about BOK Financial Corporation are invited to contact James F. Ulrich, Senior Vice President, Investor Relations, (918) 588-6752.


Information about BOK Financial is also readily available at our website: www.bokf.com

Bank of Albuquerque, N.A.
www.bankofalbuquerque.com

Bank of Arkansas, N.A.
www.bankofarkansas.com

Bank of Oklahoma, N.A.
www.bok.com

Bank of Texas, N.A.
www.bankoftexas.com

BOK Financial Corporation
Appendix A


Description                Amount        CAGR*

Assets                   $11,130,388     18%
-----------------------  -----------    -----
Loans                      6,295,378     19%
-----------------------  -----------    -----
Deposits                   6,905,744     14%
-----------------------  -----------    -----
Fee Based Revenue            232,141     17%
-----------------------  -----------    -----
Net Income                   116,302     25%

* CAGR-Compounded annual growth rate from 1991 to 2001.

                            BOK FINANCIAL CORPORATION

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                              Banking Subsidiaries
                  Bank of Albuquerque, National Association (1)
                   Bank of Arkansas, National Association (1)
                   Bank of Oklahoma, National Association (1)
                     Bank of Texas, National Association (1)

                 Other subsidiaries of BOK Financial Corporation
                        BOK Capital Services Corporation
                          BOK Plaza Holding Corporation
                                   BOSC, Inc.
                              CNBT Bancshares, Inc.
                        CNBT Bancshares (Delaware), Inc.
                     First of Muskogee Insurance Corporation
                        Park Cities Bancshares, Inc. (3)
                           Park Cities Corporation (6)

                     Subsidiaries of Bank of Oklahoma, N.A.
                          Affiliated BancServices, Inc.
                      Affiliated Financial Holding Company
                   Affiliated Financial Insurance Agency, Inc.
                 Affiliated Financial Life Insurance Company (2)
                      BancOklahoma Agri-Service Corporation
                        BancOklahoma Mortgage Corporation
                         BOK Auto Receivable Corporation
                             BOK Delaware, Inc. (4)
                           BOK Equipment Finance, Inc.
                            BOK Real Estate Trust (3)
                          BOSC Agency, Inc. (Oklahoma)
                       BOSC Agency, Inc. (New Mexico) (5)
                          BOSC Agency, Inc. (Texas) (3)
                              CVV Management, Inc.
                CVV Partnership, an Oklahoma General Partnership
                        Cottonwood Valley Ventures, Inc.
                            Investment Concepts, Inc.
                           Pacesetter Leasing Company
                             Southwest Trust Company

                       Subsidiaries of Bank of Texas, N.A.
              Bank of Texas Trust Company, National Association (1)




All Subsidiaries listed above were incorporated in Oklahoma, except as noted.
(1) Chartered by the United States Government
(2) Incorporated in Arizona
(3) Incorporated in Texas
(4) Incorporated in Delaware
(5) Incorporated in New Mexico
(6) Incorporated in Nevada

                                                       BOK FINANCIAL CORPORATION
                                                                    Exhibit 23.0









                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference of our report dated January 23, 2002, with respect to the consolidated financial statements of BOK Financial Corporation incorporated by reference in the annual report (Form 10-K) for the year ended December 31, 2001, in the following registration statements:

o Registration Statement (Form S-8, No. 33-44121) pertaining to the Reoffer Prospectus of the Bank of Oklahoma Master Thrift Plan and Trust Agreement.

o Registration Statement (Form S-8, No. 33-44122) pertaining to the Reoffer Prospectus of the BOK Financial Corporation 1991 Special Stock Option Plan.

o Registration Statement (Form S-8, No. 33-55312) pertaining to the Reoffer Prospectus of the BOK Financial Corporation 1992 Stock Option Plan.

o Registration Statement (Form S-8, No. 33-70102) pertaining to the Reoffer Prospectus of the BOK Financial Corporation 1993 Stock Option Plan.

o Registration Statement (Form S-8, No. 33-79834) pertaining to the Reoffer Prospectus of the BOK Financial Corporation 1994 Stock Option Plan.

o Registration Statement (Form S-8, No. 33-79836) pertaining to the Reoffer Prospectus of the BOK Financial Corporation Directors' Stock Compensation Plan.

o Registration Statement (Form S-8, No. 333-32649) pertaining to the Reoffer Prospectus of BOK Financial Corporation 1997 Stock Option Plan.

o Registration Statement (Form S-8, No. 333-93957) pertaining to the Reoffer Prospectus of BOK Financial Corporation 2000 Stock Option Plan.

o Registration Statement (Form S-8, No. 333-40280 ) pertaining to the Reoffer Prospectus of the BOK Financial Corporation Thrift Plan for Hourly Employees.

o Registration Statement (Form S-8, No. 333-62578) pertaining to the Reoffer Prospectus of the BOK Financial Corporation 2001 Stock Option Plan.



 /s/ Ernst & Young LLP
 Tulsa, Oklahoma
 March 27, 2002