Form 10-Q
period 2002-03-31
BOK FINANCIAL CORP ET AL
filed 2002-05-14
CIK 875357

As filed with the Securities and Exchange Commission on May 14, 2002
-------------------------------------------------------------------------------




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2002
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 51,359,122 shares of common stock ($.00006 par value) as of April 30, 2002.


--------------------------------------------------------------------------------



                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2002

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


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

Assessment of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $32.4 million or $0.56 per diluted common share for the first quarter of 2002 compared to $27.4 million and $0.48 per diluted common share for the first quarter of 2001. The returns on average assets and equity were 1.22% and 15.41% for the quarter ended March 31, 2002 compared to returns on average assets and equity of 1.12% and 15.37% for the same period of 2001.

Net interest revenue grew $14.4 million. This increase included a $10.8 million increase due to an increase in average earning assets of $867 million and a $3.3 million dollar increase due to an increase in net interest margin of 27 basis points. Fees and commissions increased $6.5 million over the same period in 2001. Net losses on sales of securities were $7.6 million for the quarter ending March 31, 2002 compared to net gains of $12.6 million in same period of 2001. Operating expenses increased $5.2 million, excluding provision for impairment of mortgage servicing rights. The provision for impairment of mortgage servicing rights decreased $15.0 million due to a recovery of $5.3 million in the first quarter of 2002. The provision for loan loss increased $1.3 million to $8.9 million during the quarter ending March 31, 2002.

Net Interest Revenue

Net interest revenue on a tax-equivalent basis was $91.7 million for the first quarter of 2002 compared to $77.7 million for the first quarter of 2001. This increase in net interest revenue was primarily due to an increase in earning assets. Average earning assets increased by $867 million, which consisted of increases in average net loans of $408 million and average securities of $480 million. The growth in average earning assets was funded by a $533 million increase in transaction deposits and a $216 million increase in other borrowings, which were mostly FHLB advances. Table 1 reflects the effect on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

-------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                                   Three months ended
                                                   March 31, 2002/2001
                                           ------------------------------------
                                                          Change Due To (1)
                                                       ------------------------
                                                                       Yield
                                              Change      Volume       /Rate
                                           ------------------------------------
Tax-equivalent interest revenue:
  Securities                               $       86   $  7,061   $  (6,975)
  Trading securities                             (196)       (61)       (135)
  Loans                                       (32,444)     7,874     (40,318)
  Funds sold                                     (373)      (172)       (201)
-------------------------------------------------------------------------------
Total                                         (32,927)    14,702     (47,629)
-------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits        (5,320)     2,889      (8,209)
  Savings deposits                               (167)        32        (199)
  Time deposits                               (18,278)      (516)    (17,762)
  Federal funds purchased and repurchase
   agreements                                 (16,473)    (1,196)    (15,277)
  Other borrowings                             (6,962)     2,332      (9,294)
  Subordinated debentures                         222        393        (171)
-------------------------------------------------------------------------------
Total                                         (46,978)     3,934     (50,912)
-------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          14,051   $ 10,768    $  3,283
 Decrease in tax-equivalent adjustment            379
-------------------------------------------------------------------------------
Net interest revenue                        $  14,430
-------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Net interest margin, the ratio of net interest revenue to average earning assets, increased from 3.54% for the quarter ended March 31, 2001 to 3.81% in the same period 2002. This increase reflected the effect of changes in interest rates on BOK Financial's earning assets and interest-bearing liabilities. BOK Financial's interest-bearing liabilities generally react more quickly in the short term to changes in interest rates than its earning assets, causing the net interest margin to increase during periods of declining interest rates. Interest rate swaps are used to minimize this effect during periods of rising interest rates. Management expects the favorable effect of declining interest rates to moderate as yields on earning assets decline and as overall market rates stabilize.

Since inception in 1990, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth and to invest in securities. The primary objective of this strategy is to reduce total interest rate risk. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposit accounts. Although this strategy frequently results in a net interest margin that falls below those normally seen in the commercial banking industry, it provides net interest revenue as well as a reduction in interest rate risk. Management estimates that this strategy resulted in a 3 basis point decrease in net interest margin for the first quarter of 2002. The strategy contributed $17.8 million to net interest revenue. Net interest margin, excluding this strategy, was 3.84% for the first quarter of 2002. As more fully discussed in the subsequent Market Risk Section, management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy. The effectiveness of these strategies are reflected in the overall changes in net interest revenue due to changes in interest rates as shown in Table 1.

Other Operating Revenue

Other operating revenue increased $6.6 million or 12%, excluding a $21.4 million decrease in gains from financial instruments. Fees and commissions increased $6.5 million or 12%. Transaction card revenue grew 26% over first quarter 2001 to $12.5 million due to growth in merchant fees, which are directly related to the level of consumer spending and growth in ATM network fees (TransFund). Service charges and fees on deposit accounts grew $2.1 million over same quarter 2001 due to increases in nonsufficient fund charges and growth of treasury services revenue. When interest rates fall, more corporate customers pay for banking services through treasury services fees instead of maintaining compensating deposit balances. Brokerage and trading revenue grew to $7.1 million for quarter ending March 31, 2002, which was a 39% increase over quarter ending March 31, 2001.

--------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)

                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,       June 30,        March 31,
                                                 2002           2001             2001            2001             2001
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $    7,092     $    5,926       $    4,938      $    5,858       $    5,100
Transaction card revenue                        12,486         11,489           11,679          11,411            9,902
Trust fees and commissions                      10,374          9,740           10,211          10,679            9,937
Service charges and fees
  on deposit accounts                           13,855         13,741           12,961          12,793           11,789
Mortgage banking revenue                        10,652         14,923           12,499          11,900           10,833
Leasing revenue                                    892            915              810             901            1,119
Other revenue                                    5,042          5,578            4,341           4,947            5,221
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    60,393         62,312           57,439          58,489           53,901
--------------------------------------------------------------------------------------------------------------------------
Gain on student loan sales                         676             18               11               7              521
Gain (loss) on sales of other assets                 -              -                -               -                -
Gain (loss) on sales of securities, net         (7,581)        (3,770)          19,746           2,030           12,634
Gain (loss) on derivatives, net                   (536)        (3,300)          (1,105)           (303)             646
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   52,952     $   55,260       $   76,091      $   60,223       $   67,702
--------------------------------------------------------------------------------------------------------------------------

Net loss on sale of securities of $7.6 million included $12.3 million net gains from the general securities portfolio and $19.9 million net losses on a securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights. Securities gains were realized as part of a program to restructure the securities portfolio in anticipation of higher interest rates in the future. The loss on derivatives of $536 thousand represents fair value adjustments on derivative instruments held at March 31, 2002. Additional discussion about the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

Other Operating Expense

Other operating expense totaled $83.9 million at March 31, 2002 compared to $93.8 million at March 31, 2001. Excluding the provision for impairment of mortgage servicing rights operating expense was $89.2 million at March 31, 2002 and $84.1 million at March 31, 2001, an increase of 6%. Personnel costs increased $3.4 million or 9% due to an increase in full-time equivalent employees. Mortgage banking costs increased $1.9 million or 30% over the same period 2001 due to an increase in amortization of mortgage servicing rights. During the first quarter of 2002 a recovery of the provision for impairment of mortgage servicing rights of $5.3 million was recognized due to existing market conditions. These market conditions are discussed more thoroughly in the Mortgage Bank Lines of Business discussion.

--------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)

                                                                       Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2002             2001           2001              2001             2001
                                   ----------------------------------------------------------------------------------
Personnel                          $    43,332     $    42,575     $    40,491      $    40,833      $    39,936
Business promotion                       2,878           2,798           2,560            2,428            2,872
Professional fees and services           2,908           4,189           2,983            3,162            3,057
Occupancy & equipment                   10,340          10,637          11,017           10,767           10,343
Data processing & communications        10,438          10,486          10,173            9,981            9,373
FDIC and other insurance                   439             388             443              443              443
Printing, postage and supplies           3,057           3,132           3,141            3,065            2,991
Net gains and operating
  expenses on repossessed assets            47             239           1,189              (56)              29
Amortization of intangible assets        2,685           5,014           5,015            5,057            5,027
Mortgage banking costs                   8,357           9,512           7,191            7,140            6,418
Provision for impairment
  of mortgage servicing rights          (5,278)         (8,861)         15,224             (535)           9,723
Other expense                            4,746           4,692           4,164            4,299            3,574
---------------------------------------------------------------------------------------------------------------------
  Total                            $    83,949     $    84,801     $   103,591      $    86,584      $    93,786
---------------------------------------------------------------------------------------------------------------------

Amortization of intangible assets decreased $2.3 million, of which $2.0 million was related to the implementation of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 established new rules of accounting for intangible assets. Under these new rules, intangible assets with indefinite lives such as goodwill will no longer be amortized but will be subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. Subsequent to the issuance of FAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB has agreed to reconsider this interpretation and tentatively agreed that under certain circumstances, amortization of this goodwill would also be discontinued. Goodwill amortization expense related to branch acquisitions would have decreased by an additional $797 thousand if this interpretation was implemented for the first quarter of 2002.

--------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS (In thousands)

                                                                    Three Months Ended
                                      -------------------------------------------------------------------------------
                                            March 31,      Dec. 31,       Sept. 30,      June 30,        March 31,
                                              2002           2001           2001           2001            2001
                                      -------------------------------------------------------------------------------
Total other operating expense           $    83,949    $    84,801     $   103,591    $    86,584    $    93,786
Net gains and operating costs from
   repossessed assets                           (47)          (239)         (1,189)            56            (29)
Provision for impairment of mortgage
   servicing rights                           5,278          8,861         (15,224)           535         (9,723)
---------------------------------------------------------------------------------------------------------------------
  Total                                 $    89,180    $    93,423     $    87,178    $    87,175    $    84,034
---------------------------------------------------------------------------------------------------------------------

Lines of Business

BOK Financial operates four principal lines of business under its Bank of Oklahoma ("BOk") franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth line of business, regional banks, which includes all banking functions for Bank of Albuquerque, N.A., Bank of Arkansas, N.A., and Bank of Texas, N.A. Other lines of business include the TransFund ATM network and BOSC, Inc., a securities broker-dealer.

BOK Financial allocates resources and evaluates performance of its lines of business after the allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds provided from one segment to another is transfer-priced at rates that approximate market for funds with similar duration. Deposit accounts with indeterminate maturities are transfer-priced at a rolling average rate based on expected duration of the accounts. Over the past year, the average transfer-pricing rate for these deposit accounts decreased by approximately 300 basis points. The impact of this significant decline in interest rates shifted net interest revenue from the providers of funds, primarily consumer banking, trust services and regional banks, to funds management. This is reflected in net interest revenue in the funds management department of $18.7 million for the quarter ended March 31, 2002 compared to unallocated net interest expense of $337 thousand for the first quarter of 2001.

Corporate Banking

The Corporate Banking division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed $11.6 million or 36% to consolidated net income for the first quarter of 2002. This compares to $10.9 million or 40% of consolidated net income for the first quarter of 2001. The decrease in revenue from external sources was due to lower loan yields while the decrease in expenses from internal sources reflected lower funding costs. The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division.

Table 5  Corporate Banking
 (In thousands)

                                                  Three months ended March 31,
                                                --------------------------------
                                                      2002             2001
                                                  ------------- -- -------------
NIR (expense) from external sources            $      38,636    $      58,344

NIR (expense) from internal sources                  (12,206)         (29,288)
                                                  -------------    -------------
Total net interest revenue                            26,430           29,056

Other operating revenue                                8,231            7,227
Operating expense                                     13,967           14,351
Provision for loan loss                                2,214            4,125
Net income                                            11,574           10,881

Average assets                                 $   3,930,867    $   3,854,310
Average equity                                       444,483          442,870

Return on assets                                        1.19%            1.14%
Return on equity                                       10.56             9.96
Efficiency ratio                                       40.30            39.55


Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $1.5 million or 5% to consolidated net income for the first quarter of 2002. This compares to $4.2 million or 15% of consolidated net income for the first quarter of 2001. Revenue from internal sources, primarily funds provided to other business lines, decreased $12.2 million due to lower transfer pricing rates. At the same time, revenue from external sources increased $8.6 million including $7.0 million due to lower interest paid on deposit accounts.

Table 6  Consumer Banking
(In thousands)

                                                  Three months ended March 31,
                                                -------------------------------
                                                      2002             2001
                                                  ------------- -- ------------
NIR (expense) from external sources            $      (4,084)   $     (12,085)
NIR (expense) from internal sources                   15,609           27,806
                                                  -------------    ------------
Total net interest revenue                            11,525           15,721

Other operating revenue                                7,874            7,239
Operating expense                                     15,449           14,903
Net income                                             1,534            4,173

Average assets                                 $   2,264,618    $   2,192,698
Average equity                                        72,130           69,102

Return on assets                                        0.27%            0.77%
Return on equity                                        8.63            24.49
Efficiency ratio                                       79.64            64.91



Mortgage Banking

The Mortgage Banking Division incurred a loss of $6.3 million for the first quarter of 2002 compared to income of $1.9 million for the first quarter of 2001. The loss was primarily due to the effects of mortgage servicing rights and related hedging activities.

Mortgage banking revenue, which is included in other operating revenue, totaled $10.7 million, a decrease of $181 thousand from the same period of 2001. Mortgage loans originated totaled $245 million for the first quarter of 2002 compared to $211 million in 2001. Revenue from loan production was $3.4 million, including $4.0 million of capitalized servicing rights, for the first quarter of 2002, compared to revenue from loan production of $2.6 million, including $3.1 million of capitalized servicing rights, for the first quarter of 2001. Pre-tax income from loan origination and marketing activities totaled $3.1 million for 2002 compared to $549 thousand for 2001. Approximately 68% of the loans originated during the first quarter of 2002 were in Oklahoma.

Mortgage servicing revenue totaled $7.3 million for the first quarter of 2002 compared to $8.3 million for the first quarter of 2001. The decrease in mortgage servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. Amortization of mortgage servicing rights, which is included in operating expenses, increased by $2.6 million to $6.6 million for the first quarter of 2002 due to a higher level of prepayments. The valuation allowance for impairment of mortgage servicing rights totaled $13.2 million at March 31, 2002, down $5.3 million during the quarter. Anticipated prepayments declined compared to the fourth quarter of 2001 as mortgage interest rates rose slightly. Net losses from the sales of securities that had been designated as an economic hedge of the loan servicing portfolio totaled $19.9 million for the first quarter of 2002. These factors combined to show a pre-tax loss on loan servicing activities of $13.6 million for the first quarter of 2002 compared to pre-tax income of $2.3 million for 2001. See the Market Risk section of this report for additional discussion of the prepayment risk of the mortgage servicing portfolio and related hedging strategies.

Table 7  Mortgage Banking
(In thousands)

                                                  Three months ended March 31,
                                                -------------------------------
                                                     2002              2001
                                                 -------------- -- ------------
NIR (expense) from external sources                    8,945    $       7,581
NIR (expense) from internal sources                   (4,239)          (6,530)
                                                 --------------    ------------
Total net interest revenue                             4,706            1,051

Capitalized mortgage servicing rights                  4,033            3,085
Other operating revenue                                7,675            8,337
Operating expense                                     12,004           10,959
Provision (recovery) for impairment of
   mortgage servicing rights                          (5,278)           9,723
Gains (losses) on sales of securities                (19,922)          11,309
Net income (loss)                                     (6,292)           1,879

Average assets                                       711,053    $     590,091
Average equity                                        48,191           37,283

Return on assets                                       (3.59)%           1.29%
Return on equity                                      (52.95)           20.44
Efficiency ratio                                       73.13            87.86



Trust Services

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $1.7 million or 5% of consolidated net income for the first quarter 2002. This compared to $2.2 million or 8% of consolidated net income for the first quarter of 2001. At March 31, 2002 trust assets with an aggregate market value of $18.2 billion were subject to various fiduciary arrangements compared to $17.2 billion at March 31, 2001. BOK Financial has sole or joint discretionary authority over $9.6 billion of trust assets at March 31, 2002.

Table 8  Trust Services
(In thousands)
                                                 Three months ended March 31,
                                                -------------------------------
                                                     2002              2001
                                                 -------------- -- ------------
NIR (expense) from external sources           $         473     $        (307)
NIR (expense) from internal sources                   1,874             3,638
                                                 --------------    ------------
Total net interest revenue                            2,347             3,331

Other operating revenue                              10,360            10,041
Operating expense                                     9,813             9,761
Net income                                            1,737             2,206

Average assets                                $     499,222     $     449,005
Average equity                                       43,955            39,689

Return on assets                                       1.41%             1.99%
Return on equity                                      16.03             22.54
Efficiency ratio                                      77.23             73.00

Regional Banks

Regional banks include Bank of Texas, Bank of Albuquerque, and Bank of Arkansas. Each of these banks provide a full range of corporate and consumer banking, trust services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $7.8 million or 24% to consolidated net income for the first quarter 2002. This compared to $8.0 million or 29% of consolidated net income for the first quarter of 2001. BOK Financial's operations in Texas, New Mexico and Arkansas contributed $5.8 million, $1.6 million, and $455 thousand, respectively, to consolidated net income for the first quarter of 2002. This compared to net income of $5.5 million, $1.9 million, and $640 thousand for the first quarter 2001.

Average equity assigned to regional banks included both an amount based on management's assessment of risk and an additional amount based on BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity. Tangible net income is defined as net income excluding the after-tax effect of goodwill and core deposit intangible asset amortization.

Table 9  Regional Banks
(In thousands)

                                                  Three months ended March 31,
                                                -------------------------------
                                                     2002              2001
                                                 -------------- -- ------------
NIR (expense) from external sources           $      35,437     $      32,242
NIR (expense) from internal sources                  (6,317)           (1,948)
                                                 --------------    ------------
Total net interest revenue                           29,120            30,294

Other operating revenue                               5,407             4,569
Operating expense                                    21,852            21,205
Provision for loan loss                               1,116               489
Gains (losses) on sales of securities                   827              (551)
Net income                                            7,833             8,006
Tangible net income                                   9,606            11,849

Average assets                                $   3,693,984     $   3,155,093
Average equity                                      432,662           376,728

Tangible return on assets                               1.05%             1.52%
Tangible return on equity                               9.00             12.76
Efficiency ratio                                       63.29             60.82

Assessment of Financial Condition

The aggregate loan portfolio at March 31, 2002 totaled $6.2 billion compared to $6.3 billion at December 31, 2001. Total loans increased by $30 million, excluding a $77 million decrease in residential mortgage loans held for sale. Commercial real estate loans increased by $29 million while commercial loans decreased by $20 million.

Outstanding loans to the services industry totaled $1.1 billion or 17% of total loans at March 31, 2002. Services included loans of $112 million to the healthcare industry, $177 million to nursing homes and $67 million to the hotel industry. Loans to nursing homes increased $15 million during the quarter. Energy loans represent 16% of the total loan portfolio. This category included loans to oil and gas producers that totaled $779 million, an increase of $11 million during the quarter. Agriculture included $144 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 10.

--------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2002             2001           2001             2001            2001
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     970,234    $     987,556   $     942,381   $     885,546    $     881,128
  Manufacturing                            499,870          467,260         490,839         510,421          507,207
  Wholesale/retail                         613,612          600,470         585,351         580,421          544,097
  Agricultural                             156,334          170,861         199,155         202,041          203,345
  Services                               1,075,852        1,084,480       1,087,329       1,059,779          983,454
  Other commercial and industrial          339,355          364,123         313,801         307,062          273,847
Commercial real estate:
  Construction and land development        329,335          327,455         330,964         313,453          321,578
  Multifamily                              301,402          291,687         252,093         257,489          294,548
  Other real estate loans                  739,646          722,633         767,012         712,043          714,640
Residential mortgage:
  Secured by 1-4 family
    residential properties                 726,228          703,080         753,153         727,579          696,033
  Residential mortgages held for            89,439          166,093          94,219         107,627           93,117
sale
Consumer                                   407,909          409,680         402,117         394,583          364,288
---------------------------------------------------------------------------------------------------------------------
  Total                              $   6,249,216    $   6,295,378   $   6,218,414   $   6,058,044    $   5,877,282
---------------------------------------------------------------------------------------------------------------------


Commercial real estate loans totaled $1.4 billion or 22% of total loans at March 31, 2002. Construction and land development loans included $264 million for single-family residential lots and premises. The major components of other commercial real estate loans were office buildings, $266 million and retail facilities, $216 million. Loans secured by office buildings increased $10 million during the quarter while loans secured by retail facilities decreased $4 million.

Residential mortgage loans included $300 million of home equity loans, $264 million of mortgage loans held for business relationship purposes, and $162 million of adjustable rate mortgage loans. Consumer loans included $181 million of indirect automobile loans, an increase of $4 million during the quarter.

While BOK Financial continues to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 11 reflects the distribution of the major loan categories among BOK Financial's principal market areas.

-------------------------------------------------------------------------------
TABLE 11 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2002             2001           2001             2001            2001
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,594,237    $   2,606,977   $   2,610,357   $   2,571,565    $   2,474,355
   Commercial real estate                  743,728          739,419         741,978         710,098          754,709
   Residential mortgage                    588,329          642,116         613,565         596,651          541,755
   Consumer                                312,505          314,060         300,193         285,951          259,345
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,238,799    $   4,302,572   $   4,266,093   $   4,164,265    $   4,030,164
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $     771,167    $     775,788   $     760,686   $     722,403    $     684,648
   Commercial real estate                  400,350          380,602         378,364         350,881          361,192
   Residential mortgage                    138,987          136,181         137,482         140,176          144,699
   Consumer                                 83,985           85,347          91,513          98,341           95,502
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,394,489    $   1,377,918   $   1,368,045   $   1,311,801    $   1,286,041
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Commercial                        $     222,960    $     219,257   $     195,054   $     201,713    $     180,822
   Commercial real estate                  139,044          136,425         146,512         133,159          133,383
   Residential mortgage                     83,310           85,309          90,864          93,608           97,800
   Consumer                                  9,245            8,200           8,109           7,810            6,678
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     454,559    $     449,191   $     440,539   $     436,290    $     418,683
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Commercial                        $      66,893    $      72,728   $      52,759   $      49,589    $      53,253
   Commercial real estate                   87,260           85,329          83,215          88,847           81,482
   Residential mortgage                      5,042            5,567           5,461           4,771            4,896
   Consumer                                  2,174            2,073           2,302           2,481            2,763
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     161,369    $     165,697   $     143,737   $     145,688    $     142,394
                                    ---------------------------------------------------------------------------------

Other Derivatives with Credit Risk

During 2001, BOK Financial developed a program that permits its energy-producing customers to hedge against price fluctuations through energy option and swap contracts. These contracts are executed between BOk and its customers. Offsetting contracts are executed between BOk and selected energy dealers to minimize the risk of changes in energy prices. The dealer contracts are identical to the customer contracts, except for a fixed pricing spread paid to BOk as compensation for administrative costs, credit risk and profit.

The fair values of energy derivative contracts included in other assets and other liabilities each totaled $38 million at March 31, 2002. The primary counterparties on asset contracts were Bank of Montreal, $10 million; JP Morgan Chase, $5 million; and Morgan Stanley, $4 million. A deterioration of the credit standing of one or more of the counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contract.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $106 million at March 31, 2002, compared to $102 million at December 31, 2001 and $87 million at March 31, 2001. This represented 1.72%, 1.66% and 1.50% of total loans, excluding loans held for sale, at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. Losses on loans held for sale, principally residential mortgage loans, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                       March 31,       Dec. 31,       Sept. 30,        June 30,        March 31,
                                         2002            2001           2001            2001             2001
                                   --------------------------------------------------------------------------------
Beginning balance                   $     101,905  $      96,051   $      90,036  $      86,535    $      82,655
 Loans charged-off:
  Commercial                                3,525          3,803           4,241          4,514            5,484
  Commercial real estate                      123             62               -              -                9
  Residential mortgage                         94            102              37             68              101
  Consumer                                  2,514          1,993           1,561          1,575            1,698
-------------------------------------------------------------------------------------------------------------------
  Total                                     6,256          5,960           5,839          6,157            7,292
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 334            196             285            391              279
   Commercial real estate                      49            139               5            150              359
   Residential mortgage                        20             25               7             13               12
   Consumer                                   982            937             534            607              649
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,385          1,297             831          1,161            1,299
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off (recoveries)          4,871          4,663           5,008          4,996            5,993
Provision for loan losses                   8,866         10,517          11,023          8,497            7,573
Additions due to acquisitions                   -              -               -              -            2,300
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     105,900  $     101,905   $      96,051  $      90,036    $      86,535
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.72%          1.66%           1.57%          1.51%          1.50%
 Net loan losses (annualized)
  to average loans (1)                       0.32           0.30            0.33           0.34           0.42
-------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

 The reserve for loan losses is assessed by management based upon an ongoing evaluation of the probable estimated losses inherent in the portfolio, including probable losses on both outstanding loans and unused commitments to provide financing. A consistent, well-documented methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based on statistical migration analysis and nonspecific reserves that are based on current economic conditions, loan concentrations, portfolio growth and other relevant factors. An independent Credit Administration department is responsible for performing this evaluation for all of BOK Financial's subsidiaries to ensure that the methodology is applied consistently.

All significant criticized loans are reviewed quarterly. Specific reserves for impairment are determined through evaluation of future cash flow and collateral value in accordance with generally accepted accounting principles and regulatory standards. At March 31, 2002, specific impairment reserves totaled $2.9 million on total impaired loans of $38 million.

The adequacy of the general loan loss reserve is determined primarily through an internally developed migration analysis model. The purpose of this model is to determine the probability that each loan in the portfolio has an inherent loss based on historic trends. Management uses an eight-quarter aggregate accumulation of net loan losses as the basis for this model. Greater emphasis is placed on loan losses in more recent periods. This model assigns a general allowance to commercial loans and leases, excluding loans that have a specific impairment reserve, residential mortgage loans and consumer loans.

A nonspecific reserve for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in the general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans and overall growth in the loan portfolio. Additional factors considered are bank regulatory examination results, error potential in the migration analysis model or the underlying data and other relevant factors. A range of potential losses is determined for each factor identified. At March 31, 2002, the range of potential losses for the more significant factors were:

General economic conditions  -      $4.3 million to $5.3 million
Concentration of large loans  -     $1.3 million to $2.5 million
Loan portfolio growth  -            $1.5 million to $3.1 million

Evaluation of the loan loss reserve requires a significant level of assumptions by management including estimation of future cash flows, collateral values, relevance of historic loss trends to the loan portfolio and assessment of current economic conditions on the borrowers' ability to repay. The required loan loss reserve could be materially affected by changes in these assumptions. The loan loss reserve is adequate to absorb losses inherent in the loan portfolio based upon current conditions and information available to management. However, actual losses may differ significantly due to changing conditions or information that is currently not available.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $50 million at March 31, 2002, $51 million at December 31, 2001 and $58 million at March 31, 2001 is presented in Table 13. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Newly identified nonaccruing loans totaled $4.1 million during the first quarter of 2002. Total nonaccuring loans decreased by $2.0 million from cash payments received and $1.5 million from losses charged against the loan loss reserve.

-------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)

                                                   March 31,      Dec. 31,     Sept. 30,    June 30,      March 31,
                                                     2002          2001          2001         2001          2001
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    33,784   $    35,075   $    39,377  $    41,752   $    46,956
   Commercial real estate                             3,360         3,856         4,338        2,899           680
   Residential mortgage                               4,182         4,140         4,060        3,362         2,255
   Consumer                                             555           469           333          217           218
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           41,881        43,540        48,108       48,230        50,109
Renegotiated loans                                        -            27           618           85            86
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         41,881        43,567        48,726       48,315        50,195
Other nonperforming assets                            7,655         7,141         6,522        7,305         7,492
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    49,536   $    50,708   $    55,248  $    55,620   $    57,687
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               252.86%       233.90%       197.12%      186.35%       172.40%
 Nonperforming loans to
  period-end loans (2)                                0.68          0.71          0.80         0.82          0.87
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    13,023   $     8,108    $   16,143   $   10,040   $    14,750
---------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government
                                               $     6,314   $     6,222   $     6,200  $     6,649   $     7,277
    Excludes residential mortgages guaranteed
     by agencies of the U.S. Government in
     foreclosure.                                    4,044         4,396         4,925        5,509          5,276
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. These loans are not included in nonperforming assets because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated. However, known information causes management to have concerns as to the borrower's ability to comply with the current repayment terms. Potential problem loans totaled $60 million at March 31, 2002 compared to $50 million at December 31, 2001 and $40 million at March 31, 2001. At March 31, 2002, the composition of potential problem loans by primary industry categories included energy, $18 million; healthcare, $11 million; and telecommunications, $10 million.

Capital

Shareholders' equity totaled $855 million at March 31, 2002 compared to $828 million at December 31, 2001. The increase in equity was due primarily to net income of $32 million, offset by a decrease in unrealized gains on securities of $8 million.

On April 30, 2002, BOK Financial announced a 3% stock dividend payable on or about May 29, 2002. Earnings per share have not been restated for this dividend, see Note 5.

BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. At March 31, 2002, BOK Financial and each of its subsidiary banks exceeded the regulatory definition of well capitalized.

--------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                             March 31,  Dec. 31,  Sept. 31,  June 30,  March 31,
                               2002        2001       2001      2001      2001
                            ----------------------------------------------------
Average shareholders' equity
  to average assets            7.93%       7.91%      7.86%      7.42%     7.31%
Risk-based capital:
  Tier 1 capital               8.49        8.08       7.83       7.59      7.39
  Total capital               11.99       11.56      11.35      11.02     10.89
Leverage                       6.63        6.38       6.27       5.85      5.73

Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange prices, commodity prices or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading.

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for trading and held for purposes other than trading. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial.

Responsibility for managing market risk rests with the Asset / Liability Committee that operates under policy guidelines established by the Board of Directors. The acceptable negative variation in net interest revenue, net income or economic value of equity due to a 200 basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

Interest Rate Risk - Other than Trading

BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on three interest rate scenarios. These are a "most likely" rate scenario and two "shock test" scenarios, first assuming a sustained parallel 200 basis point increase and second assuming a sustained parallel 100 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in rates. However, these results are not meaningful in the current low-rate environment. An independent source is used to determine the most likely interest rate scenario.


Table 15 - INTEREST RATE SENSITIVITY
 (Dollars in Thousands)

                                                                        Decrease
                                 --------------------------    ---------------------------    ------------------------
                                      200 bp Increase                 100 bp 200 bp                 Most Likely
                                 --------------------------    ---------------------------    ------------------------
                                     2002         2001            2002          2001             2002         2001
                                 ------------- ------------    ------------ --------------    ------------ -----------
Anticipated impact over the next twelve months:
   Net interest revenue              $ 10,235       $  592       $ (5,921)       $(3.181)         $ 6,292      $(860)
                                          2.9%         0.2%          (1.7)%         (0.9)%            1.8%      (0.3)%
------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------

   Net income                          $6,397       $  370        $(3,700)       $(1,988)         $ 3,933      $(537)
                                          4.9%         0.3%          (2.9)%         (1.7)%            3.0%      (0.4)%
------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------

   Economic value of equity          $ 53,607    $(36,867)       $ (73,385)    $ (42,356)        $ 55,282    $ 27,832
                                          4.3%       (2.9)%          (6.3)%         (3.3)%            4.4%        2.2%
------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- -----------

BOK Financial's primary interest rate exposures included the Federal Reserve Bank's discount rate, which affects short-term borrowings, and the prime lending rate and the London Interbank Offering Rate, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The sensitivity of fee income to interest rates, such as fees related to cash management services and mortgage servicing, is also included. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 15 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are shown in Table 16.

BOK Financial has market risk associated with its portfolio of mortgage servicing rights. The primary risk is due to loan prepayments. Generally, the value of mortgage servicing rights declines when interest rates fall due to an increase in loan prepayments. The decrease in value of the servicing rights is recorded as an impairment allowance. Both the amortized cost and the fair value of the servicing rights are stratified by interest rate and loan type. An impairment provision is charged against earnings whenever the amortized cost exceeds the fair value of each stratum. Generally, the value of mortgage servicing rights increases when interest rates rise due to a decrease in loan prepayments. This increase in value can only be recognized up to the amortized cost. Any increase in fair value beyond amortized cost is not recognized.

There is no active market for trading servicing rights. Fair value is determined by using projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates. Management uses independent sources for many of these assumptions. However, actual fair values may differ significantly from computed fair values due to assumption changes or modeling error.

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed and principal only securities are acquired and held as available for sale when prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the fair value of the mortgage servicing rights. Management may sell these securities and realize gains or losses when necessary to offset losses or gains on the mortgage servicing rights. However, this strategy presents certain risks. A well-developed market determines the fair value for securities. As previously noted, there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

During the first quarter of 2002, BOK Financial changed the source of prepayment assumptions used to value its mortgage servicing rights to increase the correlation between changes in value of the mortgage servicing rights and change in value of the securities. Previously, industry consensus prepayment speeds were used to project future cash flows. This information source was not updated frequently enough to reflect current market conditions on a daily basis. A model that is generally accepted by the financial markets was adopted as the new source of prepayment assumptions. This model is updated daily for changes in market conditions. Management believes that the model adopted in the first quarter will result in more timely and accurate valuations of the mortgage servicing rights.

At March 31, 2002, securities with a fair value of $372 million and an unrealized loss of $7.5 million were held for the hedge program. This unrealized loss, net of income taxes, is included in shareholders' equity as part of other comprehensive income. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At March 31, 2002, the pre-tax results of this modeling on reported earnings were:

TABLE 16 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Mortgage servicing rights                      $ 13,627       $(17,245)
Hedging securities                              (16,700)        11,168       (1)
                                          ----------------- ----------------
   Net                                          $(3,073)      $ (6,077)
                                          ----------------- ----------------
(1) Anticipated increase in value of hedging instruments totals $18.5 million, which would reduce the existing unrealized loss before any gains could be realized.


The simulations used to manage market risk are based on numerous assumptions regarding the effects of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue, net income or economic value of equity or precisely predict the impact of higher or lower interest rates on net interest revenue, net income or economic value of equity. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, market conditions and management strategies, among other factors.

BOK Financial uses interest rate swaps, a derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain fixed rate loans with funding sources and long-term certificates of deposits with earning assets. Credit risk from these swaps is closely monitored and counterparties to these contracts are factors. Derivative products are not used for speculative purposes.



-------------------------------------------------------------------------------
TABLE 17 - INTEREST RATE SWAPS

                     Notional                Pay                  Receive             Positive         Negative
                      Amount                 Rate                   Rate             Fair Value       Fair Value
                -----------------------------------------------------------------------------------------------------
Expiration:
2002                   $10,000             2.03 (1)                 6.88            $       13     $          -
2004                   147,210          1.88(1) - 4.22         1.88(1) - 7.36            3,884                -
2006                   420,420          2.03(1) - 5.65         1.88(1) - 5.47                -           (8,259)
2007                    10,000               7.48                 2.03(1)                    -             (101)
2009                     5,656          1.88(1) - 4.75         1.88(1) - 4.75                -                -
2011                    49,059           5.21 - 5.51              1.88(1)                    -             (531)
---------------------------------------------------------------------------------------------------------------------
                                                                                      $  3,897         $ (8,891)

                                                                                -----------------------------------
(1)  Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. BOK Financial will also take trading positions in U.S. Treasury securities, mortgage-backed securities, municipal bonds and financial futures for its own account. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $100 million and the VAR to $6.5 million. At March 31, 2002, the nominal aggregate trading positions was $14 million and the VAR was $227 thousand. The greatest value at risk during the first quarter of 2002 was $587 thousand.


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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 2001 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

--------------------------------------------- ---- ----------- --- -------------
Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                           Three Months Ended
                                                                March 31,
                                                   -----------------------------
                                                        2002             2001
                                                   ----------- --- -------------
Interest Revenue
Loans                                             $    92,755     $   125,104
Taxable securities                                     48,155          46,904
Tax-exempt securities                                   2,601           3,506
--------------------------------------------- ---- ----------- --- -------------
   Total securities                                    50,756          50,410
--------------------------------------------- ---- ----------- --- -------------
Trading securities                                        170             341
Funds sold                                                 49             423
--------------------------------------------- ---- ----------- --- -------------
   Total interest revenue                             143,730         176,278
--------------------------------------------- ---- ----------- --- -------------
Interest Expense
Deposits                                               37,126          60,891
Other borrowings                                       13,846          37,334
Subordinated debenture                                  2,716           2,441
--------------------------------------------- ---- ----------- --- -------------
   Total interest expense                              53,688         100,666
--------------------------------------------- ---- ----------- --- -------------
Net Interest Revenue                                   90,042          75,612
Provision for Loan Losses                               8,866           7,573
--------------------------------------------- ---- ----------- --- -------------
Net Interest Revenue After Provision for Loan
   Losses                                              81,176          68,039
--------------------------------------------- ---- ----------- --- -------------
Other Operating Revenue
Brokerage and trading revenue                           7,092           5,100
Transaction card revenue                               12,486           9,902
Trust fees and commissions                             10,374           9,937
Service charges and fees on deposit accounts           13,855          11,789
Mortgage banking revenue, net                          10,652          10,833
Leasing revenue                                           892           1,119
Other revenue                                           5,042           5,221
--------------------------------------------- ---- ----------- --- -------------
Total fees and commissions revenue                     60,393          53,901
--------------------------------------------- ---- ----------- --- -------------
Gain on sale of student loans                             676             521
Gain (loss) on sales of securities, net                (7,581)         12,634
Gain (loss) on derivatives                               (536)            646
--------------------------------------------- ---- ----------- --- -------------
Total other operating revenue                          52,952          67,702
--------------------------------------------- ---- ----------- --- -------------
Other Operating Expense
Personnel                                              43,332          39,936
Business promotion                                      2,878           2,872
Professional fees and services                          2,908           3,057
Occupancy & equipment                                  10,340          10,343
Data processing & communications                       10,438           9,373
FDIC and other insurance                                  439             443
Printing, postage and supplies                          3,057           2,991
Net gains and operating expenses on
   repossessed assets                                      47              29
Amortization of intangible assets                       2,685           5,027
Mortgage banking costs                                  8,357           6,418
Provision (recovery) for impairment of
   mortgage servicing rights                           (5,278)          9,723
Other expense                                           4,746           3,574
--------------------------------------------- ---- ----------- --- -------------
Total other operating expense                          83,949          93,786
--------------------------------------------- ---- ----------- --- -------------
Income Before Taxes                                    50,179          41,955
Federal and state income tax                           17,763          14,789
--------------------------------------------- ---- ----------- --- -------------
Income before cumulative effect of a change
    in accounting principle, net of tax                32,416          27,166
Transition adjustment of adoption of FAS 133                -             236
--------------------------------------------- ---- ----------- --- -------------
Net Income                                        $    32,416     $    27,402
--------------------------------------------- ---- ----------- --- -------------

Earnings Per Share:
Basic:
Before cumulative effect of change in
    accounting principle                        $      0.62             0.53
Transition adjustment of adoption of FAS 133           -                -
-------------------------------------------- --- ------------- --- -------------
Net Income                                      $      0.62             0.53
-------------------------------------------- --- ------------- --- -------------
Diluted:
Before cumulative effect of change in
    accounting principle                        $      0.56             0.48
Transition adjustment of adoption of FAS 133           -                -
-------------------------------------------- --- ------------- --- -------------
Net Income                                      $      0.56       $     0.48
-------------------------------------------- --- ------------- --- -------------

-------------------------------------------- --- ------------- --- -------------
Average Shares Used in Computation:
   Basic                                         51,282,896        50,840,937
-------------------------------------------- ----------------- -----------------
   Diluted                                       58,325,636        57,638,841
-------------------------------------------- ----------------- -----------------

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                   March 31,       December 31,        March 31,
                                                                      2002             2001               2001
                                                                  --------------------------------------------------
ASSETS
Cash and due from banks                                        $      394,407    $      643,938    $      484,380
Funds sold                                                              6,300             3,400             7,150
Trading securities                                                     22,433            10,327            12,449
Securities:
  Available for sale                                                2,787,635         2,815,070         2,205,836
  Available for sale securities pledged to creditors                  687,356           634,479           748,522
  Investment (fair value:  March 31, 2002 - $228,315;
    December 31, 2001 -$242,628;
    March 31, 2001 - $213,114)                                        227,058           241,113           211,971
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                3,702,049         3,690,662         3,166,329
--------------------------------------------------------------------------------------------------------------------
Loans                                                               6,249,216         6,295,378         5,877,282
Less reserve for loan losses                                         (105,900)         (101,905)          (86,535)
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         6,143,316         6,193,473         5,790,747
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           139,644           141,425           143,001
Accrued revenue receivable                                             69,375            68,728            76,019
Intangible assets, net                                                148,891           152,076           166,735
Mortgage servicing rights, net                                        102,319            98,796           100,526
Real estate and other repossessed assets                                7,655             7,141             7,492
Bankers' acceptances                                                    2,906             4,179            10,111
Other assets                                                          117,649           116,243            80,686
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $   10,856,944    $   11,130,388    $   10,045,625
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,126,324    $    1,366,690    $    1,173,363
Interest-bearing deposits:
  Transaction                                                       2,725,740         2,559,714         2,180,943
  Savings                                                             166,776           158,234           156,362
  Time                                                              2,998,119         2,821,106         3,059,109
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  7,017,050         6,905,744         6,569,777
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                        1,280,399         1,601,989         1,532,320
Other borrowings                                                    1,120,769         1,220,948           887,205
Subordinated debentures                                               186,081           186,302           188,890
Accrued interest, taxes and expense                                    62,551            67,014            78,869
Amount due on unsettled security transactions                         241,500           231,660                 -
Bankers' acceptances                                                    2,906             4,179            10,111
Other liabilities                                                      91,115            84,069            30,179
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                              10,002,280        10,301,905         9,297,351
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  March 31, 2002 - 51,918,270;  December 31, 2001
  -  51,737,154; March 31, 2001 - 49,462,016)                               3                 3                 3
Capital surplus                                                       327,008           323,860           280,301
Retained earnings                                                     543,342           511,301           458,417
Treasury stock (shares at cost: March 31, 2002 -  576,681;
  December 31, 2001 - 541,240;  March 31, 2001 - 512,147)             (13,664)          (12,498)          (10,684)
Accumulated other comprehensive income (loss)                          (2,050)            5,792            20,212
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        854,664           828,483           748,274
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $   10,856,944    $   11,130,388    $   10,045,625
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)

                                                            Accumulated
                        Preferred Stock     Common Stock       Other                          Treasury Stock
                       ----------------------------------- Comprehensive  Capital  Retained  ----------------
                         Shares   Amount    Shares  Amount   Income(loss) Surplus  Earnings   Shares   Amount      Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2000     250,000   $   25    49,706   $   3    $ 3,320    $278,882  $431,390     488   $(10,044)  $703,576
Comprehensive income:
  Net income                  -        -         -        -         -         -      27,402       -        -       27,402
  Other Comprehensive
   income, net of tax:
    Unrealized gains(loss)
     on
     securities
     available for
     sale (1)                 -        -         -        -    16,892         -           -       -        -       16,892
                                                                                                                -----------
    Comprehensive income                                                                                           44,294
                                                                                                                -----------
Exercise of stock options     -        -       143        -         -     1,422           -      49   (1,094)         328
Preferred dividends paid
  In shares of common stock   -        -         -        -         -       (11)       (375)    (21)     386            -
Preferred stock dividend      -        -         -        -         -         -           -       -        -            -
Director retainer shares      -        -         -        -         -         8           -      (4)      68           76
Treasury stock purchase       -        -         -        -         -         -           -       -        -            -
---------------------------------------------------------------------------------------------------------------------------

Balance at
  March 31, 2001        250,000   $   25    49,849   $    3  $ 20,212  $280,301    $458,417     512   $(10,684) $ 748,274
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2001     250,000   $   25    51,737   $    3  $   5,792 $323,860    $511,301     541   $(12,498)  $828,483
Comprehensive income:
   Net income                 -        -         -        -          -        -      32,416       -        -       32,416
   Other Comprehensive
    income, net of tax:
     Unrealized gains(loss)
      on securities
      available for
      sale  (1)               -         -        -        -     (7,842)       -           -       -        -       (7,842)
                                                                                                                -----------
    Comprehensive income                                                                                           24,574
                                                                                                                -----------
Exercise of stock options     -         -      171        -          -    2,706           -      35   (1,166)       1,540
Director retainer shares      -         -       (2)       -          -       67           -       -        -           67
Dividends paid in
   shares of common stock:
  Common stock                -         -        -        -          -        -           -       -        -            -
  Preferred stock             -         -       12        -          -      375        (375)      -        -            -
---------------------------------------------------------------------------------------------------------------------------

Balance at
    March 31, 2002      250,000    $   25   51,918   $     3  $ (2,050)$327,008    $543,342     576   $(13,664)  $854,664
---------------------------------------------------------------------------------------------------------------------------

(1)                                           March 31, 2002     March 31, 2001
                                              --------------     --------------
Other comprehensive income:
  Unrealized (gains) losses on available for
sale securities                                     (21,056)           41,453
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities         8,317           (16,374)
    Reclassification adjustment for (gains)
    losses realized included in net income            7,581           (12,634)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)            (2,684)            4,447
    losses
                                             -----------------------------------
Net unrealized gains (losses) on securities          (7,842)           16,892
                                             -----------------------------------

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                      2002               2001
                                                                              --------------------------------------
Cash Flow From Operating Activities:
Net income                                                                      $     32,416      $     27,402
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                                            8,866             7,573
  Provision (recovery) for mortgage servicing rights                                  (5,278)            9,723
  Transition adjustment of adoption of FAS 133                                             -              (236)
  Unrealized (gains) losses from derivatives                                             536              (646)
  Depreciation and amortization                                                       14,982            15,183
  Net amortization of financial instrument discounts and premiums                      1,755            (1,994)
  Net gain on sale of assets                                                           2,546           (17,173)
  Mortgage loans originated for resale                                              (207,640)         (187,637)
  Proceeds from sale of mortgage loans held for resale                               334,877           146,343
  Change in trading securities                                                       (12,106)           27,416
  Change in accrued revenue receivable                                                  (647)           (1,038)
  Change in other assets                                                              12,545            13,491
  Change in accrued interest, taxes and expense                                       (4,463)              881
  Change in other liabilities                                                          7,308            (6,393)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            185,697            32,895
--------------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                                   13,994            24,220
  Proceeds from maturities of available for sale securities                          285,446           473,109
  Purchases of investment securities                                                       -            (2,874)
  Purchases of available for sale securities                                      (2,783,650)       (1,579,728)
  Proceeds from sales of available for sale securities                             2,450,262         1,186,163
  Loans originated or acquired net of principal collected                           (135,689)         (180,564)
  Proceeds from disposition of assets                                                 54,262            51,908
  Purchases of assets                                                                 (8,231)          (20,197)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                                                 -           (73,475)
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (123,606)         (121,438)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                            (65,798)         (227,936)
  Net change in certificates of deposit                                              177,238           383,628
  Net change in other borrowings                                                    (421,769)         (356,752)
  Issuance of subordinated debenture                                                       -            30,000
  Issuance of preferred, common and treasury stock, net                                1,607               404
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           (308,722)         (170,656)
--------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                             (246,631)         (259,199)
Cash and cash equivalents at beginning of period                                     647,338           750,729
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    400,707      $    491,530
--------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                          $     57,575      $     95,568
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $      3,858      $      2,389
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $      1,248      $      3,899
--------------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                            $        375      $        375
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of BOK Financial Corporation ("BOK Financial") conform to accounting principles generally accepted in the United States and generally accepted practices within the banking industry. The Consolidated Financial Statements of BOK Financial include the accounts of BOK Financial and its subsidiaries, primarily Bank of Oklahoma, N.A. ("BOk"), Bank of Arkansas N.A., Bank of Texas, N.A., Bank of Albuquerque, N.A., and BOSC, Inc. Certain prior period balances have been reclassified to conform with the current period presentation.


(2) MORTGAGE BANKING ACTIVITIES

At March 31, 2002, BOk owned the rights to service 85,977 mortgage loans with outstanding principal balances of $6.4 billion, including $225 million serviced for BOk. The weighted average interest rate and remaining term was 7.26% and 266 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2002 is as follows (in thousands):

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                ---------------- ------------ --------------- -------------- ---------------- -----------
Balance at
    December 31, 2001           $     55,056   $    53,611   $   108,667   $    (18,451)     $     8,580   $    98,796
Additions                                614         4,222         4,836              -                -         4,836
Amortization expense                  (3,899)       (2,336)       (6,235)             -             (356)       (6,591)
Provision for impairment                   -             -             -          5,278                -         5,278
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Balance at  March 31, 2002      $     51,771   $    55,497   $   107,268   $    (13,173)     $     8,224   $   102,319
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Estimated fair value of
    mortgage servicing
    rights (1)                   $    51,575   $    52,193   $   103,768              -                -   $   103,768
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
(1) Excludes approximately $5.0 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at March 31, 2002 follows (in thousands):

                                                                                            Greater than
                                               < 6.50%      6.50% - 7.49%    7.50% - 8.49%      8.50%      Total
                                           ---------------- --------------- ---------------- ----------- -------------

Cost less accumulated amortization          $  18,685       $     62,621     $     23,972    $    1,990  $   107,268
Deferred hedge losses                               -              7,294              930             -        8,224
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Adjusted cost                               $  18,685       $     69,915     $     24,902    $    1,990  $   115,492
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                  $  18,638       $     62,824     $     19,669    $    2,637  $   103,768
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment                                  $     633       $      7,245     $      5,216    $       79  $    13,173
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced     $ 933,100       $  3,688,900     $  1,305,600    $  175,100  $  6,102,700
(1)
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
(1) Excludes outstanding principal of $306.0 million for loans serviced for which there is no capitalized mortgage servicing rights.

 (3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2002                 2001
                                           --------------     ---------------
Proceeds                                $    2,450,262     $   1,186,163
Gross realized gains                            14,457            15,109
Gross realized losses                           22,038             2,475
Related federal and state income
   tax expense (benefit)                        (2,684)            4,447


(4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):
                                                         Three Months Ended
                                                     ---------------------------
                                                       March 31,    March 31,
                                                         2002         2001
                                                     ---------------------------
Numerator:
   Net income                                          $  32,416    $  27,402
   Preferred stock dividends                                (375)        (375)
--------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                       32,041       27,027
--------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                 375          375
--------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common stockholders after assumed conversion     $  32,416    $  27,402
--------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share-
     weighted average shares                          51,282,896   50,840,937
   Effect of dilutive securities:
     Employee stock options (1)                          708,894      464,058
     Convertible preferred stock                       6,333,846    6,333,846
--------------------------------------------------------------------------------
Dilutive potential common shares                       7,042,740    6,797,904
--------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions    58,325,636   57,638,841
--------------------------------------------------------------------------------
Basic earnings per share                                 $  0.62      $  0.53
--------------------------------------------------------------------------------
Diluted earnings per share                               $  0.56      $  0.48
-------------------------------------------------------------------------------
(1) Current market price was greater than exercise price on all employee stock options

(5) SHAREHOLDER'S EQUITY

On April 30, 2002, the Board of Directors of BOK Financial declared a 3% stock dividend payable in shares of BOK Financial common stock. The dividend is payable on May 29, 2002 to shareholders of record on May 13, 2002. Generally accepted accounting principles require earnings per share information to be retroactively restated to reflect the new capital structure upon consummation of a stock dividend. Accordingly, for all financial statements issued after May 29, 2002, earnings per share will be restated as follows:

Fully Diluted Earnings Per Share:
                                               As Reported           Restated
        2001:
               1st Quarter                      $    0.48           $   0.46
               2nd Quarter                           0.50               0.49
               3rd Quarter                           0.51               0.50
               4th Quarter                           0.52               0.50
               Year Ended December 31                2.01               1.95

        2002:  1st Quarter                      $    0.56           $   0.54

(6)      REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2002 is as follows (in thousands):

                                                                   Other              Other
                                              Net Interest       Operating          Operating          Average
                                                 Revenue         Revenue(1)          Expense           Assets
                                              -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business         $       74,128    $       43,580    $       67,807    $   11,099,744
Total non-reportable lines of business                157            17,078            13,440            34,560
Unallocated items:
   Tax-equivalent adjustment                        1,696                 -                 -                 -
   Funds management                                18,686               329             2,150           498,703
   Eliminations and all others, net                (4,625)               82               552          (883,029)
                                              -------------- -- ------------- --- -------------- -- --------------

BOK Financial consolidated                 $       90,042    $       61,069    $       83,949    $   10,749,978
                                              ============== == ============= === ============== == ==============

(1) Excludes securities gains/losses.

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2001 is as follows (in thousands):

                                                                   Other              Other
                                              Net Interest       Operating          Operating          Average
                                                 Revenue         Revenue(1)          Expense           Assets
                                              -------------- -- ------------- --- -------------- -- --------------
Total reportable lines of business         $       79,453    $        40,498   $         80,902  $     10,174,544
Total non-reportable lines of business                236             13,972             10,136            31,629
Unallocated items:
   Tax-equivalent adjustment                        2,075                  -                  -                 -
   Funds management                                  (337)             (228)              1,508           158,212
   Eliminations and all others, net                (5,815)               180              1,240         (473,672)
                                              -------------- -- ------------- --- -------------- -- --------------

BOK Financial consolidated                 $       75,612    $        54,422   $         93,786  $      9,890,713
                                              ============== == ============= === ============== == ==============

(1) Excludes securities gains/losses.


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

                                                                        For Three months ended



                                         -------------------------------------------------------------------------------------
                                                        March 31, 2002                            December 31, 2001
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   3,442,504   $    48,153       5.67%    $   3,177,731   $    45,777       5.72%
  Tax-exempt securities                         230,755         4,101       7.21           238,634         4,274       7.11
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          3,673,259        52,254       5.77         3,416,365        50,051       5.81
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             14,971           204       5.53            22,508           245       4.32
  Funds sold                                     10,656            50       1.90            14,362            85       2.35
  Loans(2)                                    6,164,060        92,918       6.11         6,203,512        99,643       6.37
    Less reserve for loan losses                105,166                                     99,541             -       -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,058,894        92,918       6.22         6,103,971        99,643       6.48
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                      9,757,780       145,426       6.04         9,557,206       150,024       6.23
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         992,198                                  1,008,111
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  10,749,978                              $  10,565,317
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   2,666,154         9,902       1.51%    $   2,429,978         9,933       1.62%
  Savings deposits                              160,082           481       1.22           158,040           489       1.23
  Other time deposits                         2,918,473        26,743       3.72         2,839,770        30,744       4.30
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          5,744,709        37,126       2.62         5,427,788        41,166       3.01
------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and repurchase
    agreements                                1,571,063         6,915       1.79         1,701,655         8,813       2.05
  Other borrowings                            1,119,466         6,931       2.51         1,088,792         8,460       3.08
  Subordinated debenture                        186,189         2,716       5.92           186,409         2,764       5.88
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       8,621,427        53,688       2.53         8,404,644        61,203       2.89
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,112,571                                  1,150,498
  Other liabilities                             163,103                                    174,891
  Shareholders' equity                          852,877                                    835,284
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  10,749,978                              $  10,565,317
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1) (3)                 91,738        3.52%                         88,821        3.34%
  Tax-Equivalent Net Interest  Revenue (1) (3)                              3.81                                      3.69
     To Earning Assets
   Less tax-equivalent adjustment                               1,696                                      1,802
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           90,042                                     87,019
Provision for loan losses                                       8,866                                     10,517
Other operating revenue (3)                                    52,952                                     55,260
Other operating expense                                        83,949                                     84,801
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            50,179                                     46,961
Federal and state income tax (3)                               17,763                                     16,829
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    32,416                                $    30,132
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.62                                $      0.58
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.56                                $      0.52
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




-------------------------------------------------------------------------------------------------------------------------



                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2001                         June 30, 2001                          March 31, 2001

-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $    2,869,680 $    44,705       6.18%  $  3,012,148    $    47,080       6.27% $    2,910,580 $    46,902       6.54%
         265,608       4,554       6.80        310,517          5,841       7.54         282,656       5,266       7.56
-------------------------------------------------------------------------------------------------------------------------
       3,135,288      49,259       6.23      3,322,665         52,921       6.39       3,193,236      52,168       6.63
-------------------------------------------------------------------------------------------------------------------------
          16,498         223       5.36         16,566            332       8.04          18,421         400       8.81
          14,229         130       3.62         17,221            191       4.45          28,063         423       6.11
       6,065,512     114,165       7.47      5,944,358        117,080       7.90       5,737,543     125,362       8.86
          93,884           -       -            89,824              -       -             86,156           -       -
-------------------------------------------------------------------------------------------------------------------------
       5,971,628     114,165       7.58      5,854,534        117,080       8.02       5,651,387     125,362       9.00
-------------------------------------------------------------------------------------------------------------------------
       9,137,643     163,777       7.11      9,210,986        170,524       7.43       8,891,107     178,353       8.14
-------------------------------------------------------------------------------------------------------------------------
       1,007,684                             1,010,404                                   999,606
-------------------------------------------------------------------------------------------------------------------------
  $   10,145,327                          $ 10,221,390                            $    9,890,713
-------------------------------------------------------------------------------------------------------------------------


  $    2,278,393      11,917       2.08%  $  2,222,838         12,821       2.31% $    2,133,537      15,222       2.89%
         155,908         575       1.46        154,312            569       1.48         151,392         648       1.74
       3,030,759      38,287       5.01      3,009,880         42,161       5.62       2,960,828      45,021       6.17
-------------------------------------------------------------------------------------------------------------------------
       5,465,060      50,779       3.69      5,387,030         55,551       4.14       5,245,757      60,891       4.71
-------------------------------------------------------------------------------------------------------------------------

       1,440,556      12,976       3.57      1,767,086         19,181       4.35       1,702,913      23,388       5.57
       1,019,123      10,711       4.17        885,922         11,127       5.04         903,264      13,893       6.24
         186,631       2,871       6.10        187,299          2,794       5.98         160,144       2,494       6.32
-------------------------------------------------------------------------------------------------------------------------
       8,111,370      77,337       3.78      8,227,337         88,653       4.32       8,012,078     100,666       5.10
-------------------------------------------------------------------------------------------------------------------------
       1,093,442                             1,119,597                                 1,047,267
         143,298                               116,200                                   108,514
         797,217                               758,256                                   722,854
-------------------------------------------------------------------------------------------------------------------------
  $   10,145,327                          $ 10,221,390                            $    9,890,713
-------------------------------------------------------------------------------------------------------------------------
                       86,440     3.33%                         81,871      3.11%                     77,687       3.04%
                                  3.75                                      3.57                                   3.54

                       1,914                                    2,254                                  2,075
-------------------------------------------------------------------------------------------------------------------------
                      84,526                                   79,617                                 75,612
                      11,023                                    8,497                                  7,573
                      76,091                                   60,223                                 68,066
                     103,591                                   86,584                                 93,786
-------------------------------------------------------------------------------------------------------------------------
                      46,003                                   44,759                                 42,319
                      16,216                                   15,778                                 14,917
-------------------------------------------------------------------------------------------------------------------------
                 $    29,787                              $    28,981                            $    27,402
-------------------------------------------------------------------------------------------------------------------------


                 $      0.58                              $      0.56                            $      0.53
-------------------------------------------------------------------------------------------------------------------------
                 $      0.51                              $      0.50                            $      0.48
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:  None


           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended March 31, 2002.


                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOK FINANCIAL CORPORATION
                                         -------------------------
                                          (Registrant)



Date:   May 14, 2002                     /s/ Steven E. Nell
        ------------                     ------------------
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