Form 10-Q
period 2002-06-30
BOK FINANCIAL CORP ET AL
filed 2002-08-14
CIK 875357

As filed with the Securities and Exchange Commission on August 14, 2002
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2002
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 52,999,702 shares of common stock ($.00006 par value) as of July 31, 2002.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2002

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                                 2
      Report of Management on Consolidated
            Financial Statements                                         18
      Unaudited Consolidated Statements of Earnings                      19
      Unaudited Consolidated Balance Sheets                              21
      Unaudited Consolidated Statements of Changes
            in Shareholders' Equity                                      22
      Unaudited Consolidated Statements of Cash Flows                    23
      Unaudited Notes to Consolidated Financial Statements               24
      Financial Summaries - Unaudited                                    27

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                           30

Signature                                                                30

MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $34.1 million or $0.57 per diluted common share of the second quarter of 2002 compared to $29.0 million or $0.49 per diluted common share for the second quarter of 2001. Prior year's earnings per share have been restated for a 3% dividend paid in common shares in May 2002. The returns on average assets and equity were 1.23% and 15.40%, respectively for the quarter ended June 30, 2002 compared to 1.13% and 15.33% for the same period of 2001.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), was implemented in the current year. Accordingly, certain intangible assets are no longer amortized. This statement is applied to all periods after adoption on January 1, 2002 and not retroactively. If these rules had been applied retroactively the proforma net income and earning per diluted share for the second quarter of 2001 would have been $30.7 million and $0.51.BOK Financial has completed its first required goodwill impairment test according to FAS 142, no impairment was indicated.

Net interest revenue for the second quarter of 2002 grew $9.9 million over same period in 2001 due $12.6 million to increase in average earning assets, offset $2.3 million from declining yields. Fees and commissions revenue grew $5.9 million during the second quarter of 2002 with increases in brokerage and trading, transaction card revenue and service charges on deposit accounts. Net gains on sales of securities totaled $21.6 million for the quarter ending June 30, 2002, which included net gains from sales of securities held as an economic hedge of the mortgage servicing rights portfolio of $11.5 million. Net losses on sales of derivatives of $1.5 million for the quarter ended June 30, 2002 included net losses of $1.9 million on derivatives used to manage interest rate risk, partially offset by a net gain from sales of derivative used to hedge the mortgage servicing rights portfolio of $519 thousand. The net impact of the hedge gains and losses from sales and the provision for impairment of the mortgage servicing portfolio was a loss of $11.8 million during the second quarter of 2002. Operating expense, excluding the provision for impairment of mortgage servicing rights increased $3.7 million during the second quarter 2002 compared to the same period 2001. The provision for loan loss decreased $1.7 million or 20% due to improved credit quality indicators.

Net income for the six months ending June 30, 2002 totaled $66.5 million, an increase of 18% over the same period of 2001. Diluted earnings per share were $1.10 compared to $0.95 in 2001. Proforma results of FAS 142 on the six months ending June 30, 2001 were net income $59.9 million net income and $1.01 per diluted share. The returns on average assets and equity were 1.22% and 15.40%, respectively for the six months ended June 30, 2002 compared to 1.13% and 15.35% for the same period of 2001.

On May 15, 2002, BOK Financial announced an agreement to acquire Bank of Tanglewood, National Association, Houston, Texas for stock valued at approximately $68.0 million. Bank of Tanglewood has total assets, deposits and equity of approximately $234 million, $205 million, and $17 million, respectively. The acquisition, which is subject to regulatory approval, is expected to be completed during the fourth quarter of 2002.

NET INTEREST REVENUE

Net interest revenue on a tax-equivalent basis was $91.2 million for the second quarter of 2002 compared to $81.9 million for the second quarter of 2001. The growth in net interest revenue was due primarily to an $857 million increase in average earning assets. The increase in earning assets included an increase in securities of $593 million and an increase in loans of $281 million. Average interest bearing liabilities increased $353 million or 4% over same quarter 2001. Yields on earning assets and liabilities have continued to decrease from first quarter 2002 with an overall decrease of 18 basis points in net interest margin. BOK Financial's interest bearing liabilities react more quickly to changes in interest rates than its earning assets. This has caused a rising net interest margin over the past year during a time of significantly declining market rates. Yields paid on interest bearing liabilities have moderated, only decreasing 3 basis points since March 31, 2002 while interest earning assets have continued to "catch-up" and have declined 28 basis points during the second quarter 2002. Table 1 shows how net interest revenue was affected by changes in average balances and interest rates for the various types of earning assets and liabilities.

-------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                                   Three months ended                    Six months ended
                                                   June 30, 2002/2001                   June 30, 2002/2001
                                           ------------------------------------------------------------------------
                                                         Change Due To (1)                    Change Due To (1)
                                           -------------------------------------------------------------
                                                                      Yield                                Yield
                                              Change     Volume       /Rate        Change      Volume      /Rate
                                           ------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $ (2,409) $  7,871   $ (10,280)    $  (2,322)   $ 16,824   $(19,146)
  Trading securities                              (94)       54        (148)         (291)          -       (291)
  Loans                                       (23,293)    4,698     (27,991)      (55,737)     12,662    (68,399)
  Funds sold                                      (99)       (1)        (98)         (472)       (162)      (310)
-------------------------------------------------------------------------------------------------------------------
Total                                         (25,895)   12,622     (38,517)      (58,822)     29,324    (88,146)
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits        (2,980)    2,367      (5,347)       (8,300)      5,324    (13,624)
  Savings deposits                                (66)       37        (103)         (233)         71       (304)
  Time deposits                               (14,632)     (540)    (14,092)      (32,911)       (977)   (31,934)
  Federal funds purchased and repurchase
   agreements                                 (12,984)   (2,168)    (10,816)      (29,457)     (3,427)   (26,030)
  Other borrowings                             (4,490)    1,356      (5,846)      (11,808)      2,355    (14,163)
  Subordinated debentures                         (70)      (21)        (49)          509         355        154
-------------------------------------------------------------------------------------------------------------------
Total                                         (35,222)    1,031     (36,253)      (82,200)      3,701    (85,901)
-------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           9,327    11,591      (2,264)       23,378      25,623     (2,245)
 Decrease in tax-equivalent adjustment            622                               1,001
------------------------------------------------------                          -----------
Net interest revenue                        $   9,949                           $  24,379
------------------------------------------------------                          -----------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. The primary objective of this strategy is to reduce total interest rate risk. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposit accounts. Although this strategy may result in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the second quarter of 2002, this strategy contributed $17.3 million to net interest revenue. Year-to-date 2002 this strategy contributed $35.2 million to net interest revenue. There was nominal impact on net interest margin during quarter to date and year to date 2002 due to the continued decline of yields on securities in relation to moderating cost of short-term borrowed funds. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

OTHER OPERATING REVENUE

Other operating revenue increased $5.9 million or 10%, excluding net gains on sales of securities and derivatives, over the same period in 2001. Service charges and fees on deposit accounts grew 28% or $3.6 million during the second quarter of 2002 over the same period in 2001, due to increases in insufficient fund charges. Transaction card revenues have increased $2.0 million or 18% due to growth in merchant fees, which are directly related to the level of activity, growth in ATM network fees (TransFund) and growth in check card fees. Brokerage and trading revenue increased $1.2 million or 20% to $7.0 million for quarter ending June 30, 2002 compared to same period in 2001 mostly due to institutional sales. Mortgage banking revenue has declined $1.1 million or 10% due to lower servicing fees, see mortgage banking discussion in the Lines of Business section of this report.

Net gain on sales of securities of $21.6 million included net gains from the general securities portfolio of $10.1 million and $11.5 million from the securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights. Mortgage-backed securities were sold from the general portfolio to reduce the level of prepayment risk in a continuing low interest rate environment. Net losses on sales of derivatives included $519 thousand realized gains from sales of options designated as an economic hedge against the risk of loss on mortgage servicing rights and realized losses of $1.9 million on derivatives used for interest rate risk management. Additional discussion about the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

--------------------------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                                 2002           2002             2001            2001             2001
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $    7,014     $    7,092       $    5,926      $    4,938       $    5,858
Transaction card revenue                        13,439         12,486           11,489          11,679           11,411
Trust fees and commissions                      10,300         10,374            9,740          10,211           10,679
Service charges and fees
  on deposit accounts                           16,391         13,855           13,741          12,961           12,793
Mortgage banking revenue, net                   10,759         10,652           14,923          12,499           11,900
Leasing revenue                                    822            892              915             810              901
Other revenue                                    5,698          5,042            5,578           4,341            4,947
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    64,423         60,393           62,312          57,439           58,489
--------------------------------------------------------------------------------------------------------------------------
Gain on student loan sales                           7            676               18              11                7
Gain (loss) on sales of securities, net         21,602         (7,581)          (3,770)         19,746            2,030
Gain (loss) on derivatives, net                 (1,453)          (536)          (3,300)         (1,105)            (303)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   84,579     $   52,952       $   55,260      $   76,091       $   60,223
--------------------------------------------------------------------------------------------------------------------------

Year-to-date other operating revenue increased $12.6 million or 11%, excluding net gains on sales of securities and derivatives. Service charges on deposits increased $5.7 million or 23% during the first half of 2002 compared to same period 2001 due to increases in growth in insufficient fund charges and growth of treasury services revenue. Transaction card revenue increased 22% to $25.9 million for the six months ending June 30, 2002 as compared to same period 2001 due to increases in merchant fees and ATM network fees. Brokerage and trading revenue has increased $3.1 million or 29% to $14.1 million for the period ending June 30, 2002. These increases have been offset by declines in mortgage banking of $1.3 million or 6%.

Year-to-date net gain on sales of securities of $14.0 million included net gains from the general securities portfolio of $22.4 million and losses of $8.4 million from the securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights. Net losses on sales of derivatives included $519 thousand realized gains from sale of options designated as an economic hedge against the risk of loss on mortgage servicing rights, $2.9 million net losses on interest rate risk management instruments, $343 thousand net gains on energy trading contracts and $56 thousand gain on other trading instruments

Management expects continued growth in other operating revenue. However, increased competition, market saturation and the level of economic activity could affect the future rate of increase. Additionally, BOK Financial's ability to generate fee revenue is affected by interest rates, values in the equity market and consumer spending, all of which can be volatile.

OTHER OPERATING EXPENSE

 Operating expense increased $1.7 million or 6% to $90.2 million, excluding all significant or nonrecurring items as presented in Table 4. Personnel costs increased $4.1 million or 10%, primarily increases in salaries and incentive compensation. During the second quarter of 2002 a provision of impairment of mortgage servicing rights of $23.8 million was recognized due to market conditions existing at that time. These market conditions are discussed more thoroughly in the Lines of Business - Mortgage Banking section of this report.

------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                                        Three Months Ended
                                   -------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,        Sept. 30,         June 30,
                                        2002             2002           2001              2001             2001
                                   -------------------------------------------------------------------------------
Personnel                          $    44,885     $    43,332     $    42,575      $    40,491      $    40,833
Business promotion                       3,208           2,878           2,798            2,560            2,428
Professional fees and services           3,732           2,908           4,189            2,983            3,162
Occupancy & equipment                   10,299          10,340          10,637           11,017           10,767
Data processing & communications        11,216          10,438          10,486           10,173            9,981
FDIC and other insurance                   483             439             388              443              443
Printing, postage and supplies           3,018           3,057           3,132            3,141            3,065
Net gains and operating
  expenses on repossessed assets           656              47             239            1,189              (56)
Amortization of intangible assets        2,679           2,685           5,014            5,015            5,057
Mortgage banking costs                   7,791           8,357           9,512            7,191            7,140
Provision for impairment
  of mortgage servicing rights          23,774          (5,278)         (8,861)          15,224             (535)
Other expense                            2,854           4,746           4,692            4,164            4,299
------------------------------------------------------------------------------------------------------------------
  Total                            $   114,595     $    83,949     $    84,801      $   103,591      $    86,584
------------------------------------------------------------------------------------------------------------------

Amortization of intangible assets decreased $2.4 million for the quarter ending June 30, 2002 and $4.7 million for the first half of 2002, of which $1.8 million and $3.7 million, respectively, was related to the implementation of FAS 142, which established new rules of accounting for intangible assets. Under these new rules, intangible assets with indefinite lives such as goodwill will no longer be amortized but will be subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. These new rules are applied to periods after adoption on January 1, 2002; prior periods are not restated for this change in accounting. If these rules had been applied retroactively operating expense would have decreased $1.8 million for the quarter ended June 30, 2001 and $3.7 million for the six months ended June 30, 2001.

Subsequent to the issuance of FAS 142, the FASB issued an interpretation that the unidentifiable intangible asset that results from certain business combinations, such as branch acquisitions, must continue to be amortized over periods determined by the expected lives of the acquired assets and deposits. The FASB has agreed to reconsider this interpretation and tentatively agreed that under certain circumstances, amortization of this goodwill would also be discontinued. Goodwill amortization expense related to branch acquisitions would have decreased by an additional $1.6 million if this interpretation was implemented for the first half of 2002.

------------------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                                    Three Months Ended
                                      ----------------------------------------------------------------------------
                                            June 30,       March 31,       Dec. 31,      Sept. 30,       June 30,
                                              2002           2002           2001           2001            2001
                                      ----------------------------------------------------------------------------
Total other operating expense           $   114,595    $    83,949     $    84,801    $   103,591    $    86,584
Net gains and operating costs from
   repossessed assets                          (656)           (47)           (239)        (1,189)            56
Proforma effect of FAS 142                        -              -          (1,778)        (1,778)        (1,750)
Provision for impairment of mortgage
   servicing rights                         (23,774)         5,278           8,861        (15,224)           535
------------------------------------------------------------------------------------------------------------------
  Total                                 $    90,165    $    89,180     $    91,645    $    85,400    $    85,425
------------------------------------------------------------------------------------------------------------------

Year-to-date other operating expense increased $11.8 million or 7%, excluding significant or nonrecurring items. This increase was due primarily to personnel expense, data processing and mortgage banking.

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

BOK Financial allocates resources and evaluates performance of its lines of business after the allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds provided from one segment to another is transfer-priced at rates that approximate market for funds with similar duration. Deposit accounts with indeterminate maturities are transfer-priced at a rolling average rate based on expected duration of the accounts. Over the past year, the average transfer-pricing rate for these deposit accounts decreased by approximately 275 basis points. The impact of this significant decline in interest rates shifted net interest revenue from the providers of funds, primarily consumer banking, trust services and regional banks, to funds management. This is reflected in net interest revenue in the funds management department of $17.3 million for the quarter ended June 30, 2002 compared to $$926 thousand for the second quarter of 2001.

Corporate Banking

The Corporate Banking division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed $12.0 million or 35% to consolidated net income for the second quarter of 2002. This compares to $11.5 million or 40% of consolidated net income for the second quarter of 2001. The decrease in net interest revenue from external sources was due to lower loan yields. . The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division.

Table 5  Corporate Banking
 (In thousands)
                                       Three months ended June 30,     Six months ended June 30,
                                      ------------------------------ ----------------------------
                                          2002           2001            2002           2001
                                      ------------- --------------- -----------------------------
NIR (expense) from external sources  $    39,508    $    50,654     $    78,144    $   108,998
NIR (expense) from internal sources      (11,923)       (22,623)        (24,129)       (51,911)
                                      -------------   -------------   -------------  ------------
Total net interest revenue                27,585         28,031          54,015         57,087

Other operating revenue                    8,368          7,391          16,599         14,618
Operating expense                         14,916         14,043          28,883         28,394
Provision for loan loss                    1,316          2,620           3,530          6,745
Net income                                11,976         11,461          23,549         22,342

Average assets                       $ 3,932,104    $ 3,832,429     $ 3,933,341    $ 3,818,034
Average equity                           444,469        435,382         444,454        435,312

Return on assets                            1.22%          1.20%           1.21%          1.18%
Return on equity                           10.81%         10.56%          10.68%         10.35%
Efficiency ratio                           41.49%         39.64%          40.90%         39.60%


Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $2.2 million or 7% to consolidated net income for the second quarter of 2002. This compares to $5.0 million or 17% of consolidated net income for the second quarter of 2001. Revenue from internal sources, primarily funds provided to other business lines, decreased $9.4 million due to lower transfer pricing rates. At the same time, revenue from external sources increased $4.6 million due to lower interest paid on deposit accounts. Other operating revenue increased $1.9 million or 25% over second quarter of 2001 due to increases in insufficient fund charges.

Table 6  Consumer Banking
(In thousands)
                                          Three months ended June 30,   Six months ended June 30,
                                         ----------------------------- ---------------------------
                                            2002           2001           2002           2001
                                         ------------ --------------- ----------------------------
NIR (expense)  from external sources   $    (4,652)   $    (9,287)    $    (8,736)  $   (21,372)
NIR (expense) from internal sources         15,808         25,196          31,417        53,002
                                         ------------   -------------   ------------  ------------
Total net interest revenue                  11,156         15,909          22,681        31,630

Other operating revenue                      9,295          7,431          17,169        14,670
Operating expense                           15,842         14,465          31,291        29,368
Provision for loan loss                        946            710           2,386         1,936
Net income                                   2,237          4,989           3,771         9,162

Average assets                         $ 2,282,477    $ 2,182,712     $ 2,300,335   $ 2,179,714
Average equity                              72,512         69,955          72,894        67,208

Return on assets                              0.39%          0.92%           0.33%         0.85%
Return on equity                             12.37%         28.61%          10.43%        27.49%
Efficiency ratio                             77.46%         61.98%          78.52%        63.43%

Mortgage Banking

The Mortgage Banking Division incurred a loss of $5.3 million for the second quarter of 2002 compared to income of $1.9 million for the second quarter of 2001. The loss was due to a provision for impairment of mortgage servicing rights that was only partially offset by hedging activities.

Mortgage banking revenue, which is included in other operating revenue, totaled $10.8 million, a decrease of $1.1 million from the same period of 2001. Mortgage loans originated totaled $254 million compared to $293 million for the second quarter of 2001. Revenue from loan production activities was $3.6 million for both quarters. Pre-tax income from loan origination activities totaled $2.4 million in 2002 compared to $2.3 million in 2001. Approximately 72% of the loans originated during the second quarter of 2002 were in Oklahoma.

Mortgage servicing revenue totaled $7.2 million for the second quarter of 2002 compared to $8.2 million in 2001. The decrease in mortgage servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. Amortization of mortgage servicing rights, which is included in operating expenses, totaled $6.3 million in 2002 compared to $6.2 million in 2001. The valuation allowance from impairment of mortgage servicing rights totaled $36.9 million, an increase of $23.8 million during the quarter. Anticipated loan prepayments increased during the second quarter due to falling interest rates. Net realized gains from sales of securities and derivatives designated as an economic hedge of the mortgage servicing portfolio totaled $12.0 million. These factors combined for a pre-tax loss on mortgage servicing activities of $11.4 million for the second quarter of 2002 compared to pre-tax income of $394 thousand for 2001. See the Market Risk section of this report for additional discussion of the prepayment risk of the mortgage servicing portfolio and related hedging strategies.

Table 7  Mortgage Banking
(In thousands)
                                          Three months ended June 30,  Six months ended June 30,
                                          --------------------------------------------------------
                                            2002          2001         2002           2001
                                          ----------- -------------- --------------------------
NIR (expense)  from external sources     $   6,838    $    9,343     $  15,783     $  16,924
NIR (expense) from internal sources         (3,725)       (6,064)       (7,964)      (12,594)
                                          -----------  -------------  -----------   -----------
Total net interest revenue                   3,113         3,279         7,819         4,330

Capitalized mortgage servicing rights        4,556         4,615         8,778         7,700
Other operating revenue                      6,865         7,863        14,351        16,200
Operating expense                           11,468        11,287        23,472        22,246
Provision (recovery) for impairment of
   mortgage servicing rights                23,774          (535)       18,496         9,188
Gains (losses) on sales of financial        12,019        (1,922)       (7,903)        9,387
instruments
Net income (loss)                           (5,315)        1,884       (11,607)        3,763

Average assets                           $ 686,222    $  687,089     $ 661,391     $ 638,590
Average equity                              47,219        45,433        46,247        41,358

Return on assets                             (3.11)%        1.10%        (3.54)%        1.19%
Return on equity                            (45.15)%       16.63%       (50.61)%       18.35%
Efficiency ratio                             78.90%        71.63%        75.84%        78.80%

Trust Services

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $1.9 million or 6% of consolidated net income for the second quarter 2002. This compared to $2.9 million or 10% of consolidated net income for the second quarter of 2001. Other operating revenue declined $517 thousand compared to the second quarter 2001 due declines in the stock market on which many fees are based. At June 30, 2002 trust assets with an aggregate market value of $17.9 billion were subject to various fiduciary arrangements compared to $17.6 billion at June 30, 2001.

Table 8  Trust Services
(In thousands)
                                       Three months ended June 30,  Six months ended June 30,
                                        ------------------------- --------------------------
                                         2002         2001          2002           2001
                                        ---------- ------------- ---------------------------
NIR (expense)  from external sources  $     326    $    (126)    $      799     $    (433)
NIR (expense) from internal sources       2,131        3,795          4,005         7,433
                                        ----------  ------------  ------------   -----------
Total net interest revenue                2,457        3,669          4,804         7,000

Other operating revenue                  10,248       10,765         20,608        20,806
Operating expense                         9,540        9,623         19,353        19,384
Net income                                1,934        2,940          3,671         5,146

Average assets                        $ 508,361    $ 481,683     $  517,499     $ 465,344
Average equity                           43,901       40,931         43,847        40,310

Return on assets                           1.53%        2.45%          1.43%         2.23%
Return on equity                          17.67%       28.81%         16.88%        25.74%
Efficiency ratio                          75.09%       66.67%         76.16%        69.71%

Regional Banking

Regional banks include Bank of Texas, Bank of Albuquerque, and Bank of Arkansas. Each of these banks provides a full range of corporate and consumer banking, trust services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $8.3 million or 24% to consolidated net income for the second quarter 2002. This compared to $7.7 million or 27% of consolidated net income for the second quarter of 2001. BOK Financial's operations in Texas, New Mexico and Arkansas contributed $5.8 million, $2.6 million, and a $97 thousand loss, respectively, to consolidated net income for the second quarter of 2002. The $97 thousand loss in Arkansas was attributable to an increase in loan charge-offs during the current quarter. This compared to net income of $5.3 million, $1.7 million, and $732 thousand for the second quarter 2001.

Implementation of FAS 142 resulted in amortization of goodwill at Bank of Texas decreasing $1.6 million for the second quarter of 2002 and $3.3 million for the six months ending June 30, 2002. Bank of Albuquerque is still amortizing goodwill, $300 thousand for the second quarter and $600 thousand for the six months ending June 30, 2002, based on the interpretation regarding unidentifiable intangible assets that result from branch acquisitions as discussed in the Other Operating Expense section of this report.

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

Table 9  Regional Banking
(In thousands)

                                            Three months ended June 30,         Six months ended June 30,
                                          --------------------------------- ------------------------------
                                               2002             2001               2002               2001
                                           ------------- -- ------------- ------------------- ------------
NIR (expense)  from external sources    $      36,719    $     34,426     $     72,156     $     66,668
NIR (expense) from internal sources            (5,657)         (2,943)         (11,974)          (4,891)
                                           -------------    -------------    ------------     ------------
Total net interest revenue                     31,062          31,483           60,182           61,777

Other operating revenue                         6,545           4,877           11,952            9,446
Operating expense                              22,795          22,602           44,647           43,807
Provision for loan loss                         2,420           1,696            3,536            2,185
Gains (losses) on sales of financial            2,134             202            2,961             (349)
instruments
Net income                                      8,272           7,745           16,106           15,751
Tangible net income                            10,045          11,558           19,651           23,408

Average assets                          $   3,716,658    $  3,287,845     $  3,739,332     $  3,221,469
Average equity                                435,684         408,522          438,706          392,625

Tangible return on assets                        1.08%           1.41%            1.06%            1.47%
Tangible return on equity                        9.25%          11.35%            9.03%           12.02%
Efficiency ratio                                60.61%          62.16%           61.89%           61.51%

ASSESSMENT OF FINANCIAL CONDITION

The aggregate loan portfolio at June 30, 2002 totaled $6.3 billion compared to $6.2 billion at March 31, 2002. Total loans increased by $71 million, excluding a $7 million decrease in residential mortgage loans held for sale. The increase in loans was due primarily to a $70 million increase in 1-4 family residential mortgage loans. An overall slow down in the economy resulted in a net $5 million decrease in BOK Financial's portfolio of commercial and commercial real estate loans.

Outstanding loans to the services industry totaled $1.1 billion or 18% of total loans at June 30, 2002. Services included loans of $109 million to the healthcare industry, $210 million to nursing homes and $67 million to the hotel industry. Loans to nursing homes increased $33 million during the quarter. Energy loans represent 15% of the total loan portfolio. This category included loans to oil and gas producers that totaled $759 million, a decrease of $20 million during the quarter. Agriculture included $119 million of loans to the cattle industry, a decrease of $24 million. Other notable loan concentrations by primary industry of the borrowers are presented in Table 10.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
(In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                            2002             2002           2001             2001            2001
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $     936,381    $     970,234   $     987,556   $     942,381    $     885,546
  Manufacturing                            513,019          499,870         467,260         490,839          510,421
  Wholesale/retail                         655,081          613,612         600,470         585,351          580,421
  Agricultural                             134,612          156,334         170,861         199,155          202,041
  Services                               1,118,239        1,075,852       1,084,480       1,087,329        1,059,779
  Other commercial and industrial          300,239          339,355         364,123         313,801          307,062
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   3,657,571        3,655,257       3,674,750       3,618,856        3,545,270
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
  Construction and land development        320,730          329,335         327,455         330,964          313,453
  Multifamily                              297,576          301,402         291,687         252,093          257,489
  Other real estate loans                  744,391          739,646         722,633         767,012          712,043
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,362,697        1,370,383       1,341,775       1,350,069        1,282,985
---------------------------------------------------------------------------------------------------------------------
Residential mortgage:
  Secured by 1-4 family
    residential properties                 795,834          726,228         703,080         753,153          727,579
  Residential mortgages held for            82,714           89,439         166,093          94,219          107,627
    sale
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage           878,548          815,667         869,173         847,372          835,206
---------------------------------------------------------------------------------------------------------------------
Consumer                                   414,571          407,909         409,680         402,117          394,583
---------------------------------------------------------------------------------------------------------------------
  Total                              $   6,313,387    $   6,249,216   $   6,295,378   $   6,218,414    $   6,058,044
---------------------------------------------------------------------------------------------------------------------

Commercial real estate loans totaled $1.4 billion or 22% of total loans at June 30, 2002. Construction and land development loans included $254 million for single-family residential lots and premises. The major components of other commercial real estate loans were office buildings, $272 million and retail facilities, $200 million. Loans secured by office buildings increased $6 million during the quarter while loans secured by retail facilities decreased $17 million.

Residential mortgage loans included $308 million of home equity loans, $264 million of mortgage loans held for business relationship and community investment purposes, and $177 million of adjustable rate mortgage loans. The increase in residential mortgage loans during the second quarter included $40 million of loans held for business relationship and community investment purposes and $15 million of adjustable rate mortgages. Consumer loans included $182 million of indirect automobile loans, management considers $48 million of these loans to be sub-prime.

While BOK Financial continues to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Commercial loan growth in Albuquerque totaled $47 million, which offset a $47 million decrease in commercial loans in Oklahoma. Table 11 reflects the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2002             2002           2001             2001            2001
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,547,218    $   2,594,237   $   2,606,977   $   2,610,357    $   2,571,565
   Commercial real estate                  752,757          743,728         739,419         741,978          710,098
   Residential mortgage                    642,080          588,329         642,116         613,565          596,651
   Consumer                                314,061          312,505         314,060         300,193          285,951
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,256,116    $   4,238,799   $   4,302,572   $   4,266,093    $   4,164,265
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $     773,649    $     771,167   $     775,788   $     760,686    $     722,403
   Commercial real estate                  381,068          400,350         380,602         378,364          350,881
   Residential mortgage                    148,463          138,987         136,181         137,482          140,176
   Consumer                                 88,783           83,985          85,347          91,513           98,341
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,391,963    $   1,394,489   $   1,377,918   $   1,368,045    $   1,311,801
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Commercial                        $     270,278    $     222,960   $     219,257   $     195,054    $     201,713
   Commercial real estate                  142,829          139,044         136,425         146,512          133,159
   Residential mortgage                     82,926           83,310          85,309          90,864           93,608
   Consumer                                  9,711            9,245           8,200           8,109            7,810
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     505,744    $     454,559   $     449,191   $     440,539    $     436,290
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                        $      66,426    $      66,893   $      72,728   $      52,759    $      49,589
   Commercial real estate                   86,043           87,260          85,329          83,215           88,847
   Residential mortgage                      5,079            5,042           5,567           5,461            4,771
   Consumer                                  2,016            2,174           2,073           2,302            2,481
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     159,564    $     161,369   $     165,697   $     143,737    $     145,688
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

The fair values of energy derivative contracts included in other assets and other liabilities each totaled $43 million at June 30, 2002. The primary dealer counterparties on asset contracts were Bank of Montreal, $6 million; JP Morgan Chase, $10 million; and Morgan Stanley, $3 million. A deterioration of the credit standing of one or more of the counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contract.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $108 million at June 30, 2002, compared to $106 million at March 31, 2002 and $90 million at June 30, 2001. This represented 1.73%, 1.72% and 1.51% of total loans, excluding loans held for sale, at June 30, 2002, March 31, 2002 and June 30, 2001, respectively. Losses on loans held for sale, principally residential mortgage loans, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                        June 30,       March 31,       Dec. 31,       Sept. 30,         June 30,
                                         2002            2002           2001            2001             2001
                                   --------------------------------------------------------------------------------
Beginning balance                   $     105,900  $     101,905   $      96,051  $      90,036    $      86,535
 Loans charged-off:
  Commercial                                3,378          3,525           3,803          4,241            4,514
  Commercial real estate                        -            123              62              -                -
  Residential mortgage                         11             94             102             37               68
  Consumer                                  2,258          2,514           1,993          1,561            1,575
-------------------------------------------------------------------------------------------------------------------
  Total                                     5,647          6,256           5,960          5,839            6,157
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 169            334             196            285              391
   Commercial real estate                      45             49             139              5              150
   Residential mortgage                         6             20              25              7               13
   Consumer                                   777            982             937            534              607
-------------------------------------------------------------------------------------------------------------------
    Total                                     997          1,385           1,297            831            1,161
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                       4,650          4,871           4,663          5,008            4,996
Provision for loan losses                   6,834          8,866          10,517         11,023            8,497
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     108,084  $     105,900   $     101,905  $      96,051    $      90,036
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.73%          1.72%           1.66%          1.57%            1.51%
 Net loan losses (annualized)
  to average loans (1)                       0.30           0.32            0.30           0.33             0.34
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

All significant criticized loans are reviewed quarterly. Specific reserves for impairment are determined through evaluation of future cash flow and collateral value in accordance with generally accepted accounting principles and regulatory standards. At June 30, 2002, specific impairment reserves totaled $3.3 million on total impaired loans of $36 million.

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

A nonspecific reserve for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in the general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans and overall growth in the loan portfolio. Additional factors considered are bank regulatory examination results, error potential in the migration analysis model or the underlying data and other relevant factors. A range of potential losses is determined for each factor identified. At June 30, 2002, the ranges of potential losses for the more significant factors were:

General economic conditions  -      $4.3 million to $5.3 million
Concentration of large loans  -     $1.3 million to $2.5 million
Loan portfolio growth  -            $1.6 million to $3.2 million

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

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $45 million at June 30, 2002, $50 million at March 31, 2002 and $56 million at June 30, 2001 is presented in Table 13. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Newly identified nonaccruing loans totaled $5.1 million during the second quarter of 2002. Total nonaccuring loans decreased by $1.1 million from cash payments received and $2.1 million from losses charged against the loan loss reserve. Two loans with a combined outstanding balance of $4.6 million were returned to accruing status based on a satisfactory payment history and improved outlook.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)
                                                   June 30,      March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2002          2002          2001         2001          2001
                                             ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    28,803   $    33,784   $    35,075  $    39,377   $    41,752
   Commercial real estate                             4,388         3,360         3,856        4,338         2,899
   Residential mortgage                               4,486         4,182         4,140        4,060         3,362
   Consumer                                             605           555           469          333           217
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           38,282        41,881        43,540       48,108        48,230
Renegotiated loans                                        -             -            27          618            85
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         38,282        41,881        43,567       48,726        48,315
Other nonperforming assets                            6,630         7,655         7,141        6,522         7,305
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    44,912   $    49,536   $    50,708  $    55,248   $    55,620
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               282.34%       252.86%       233.90%      197.12%       186.35%
 Nonperforming loans to
  period-end loans (2)                                0.72          0.68          0.71         0.80          0.82
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    12,215   $    13,023    $    8,108   $   16,143   $    10,040
---------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government
                                                $     6,764   $     6,314   $     6,222  $     6,200   $     6,649
    Excludes residential mortgages guaranteed
     by agencies of the U.S. Government in
     foreclosure.                                    4,853         4,044         4,396        4,925         5,509
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. These loans are not included in nonperforming assets because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated. However, known information causes management to have concerns as to the borrower's ability to comply with the current repayment terms. Potential problem loans totaled $68 million at June 30, 2002 compared to $60 million at March 31, 2002 and $52 million at June 30, 2001. At June 30, 2002, the composition of potential problem loans by primary industry categories included management of recreation properties, $17 million; manufacturing, $11 million; healthcare, $11 million; and telecommunications, $8 million.

CAPITAL

Shareholders' equity totaled $924 million at June 30, 2002 compared to $855 million at March 31, 2002. The increase in equity was due primarily to net income of $34 million and a $36 million increase in unrealized gains on available for sale securities.

BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. At June 30, 2002, BOK Financial and each of its subsidiary banks exceeded the regulatory definition of well capitalized.

-------------------------------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                                June 30,       March 31,       Dec. 31,      Sept. 31,     June 30,
                                  2002            2002           2001          2001          2001
                              -------------------------------------------------------------------------
Average shareholders' equity
  to average assets               8.01%           7.93%          7.91%          7.86%         7.42%
Risk-based capital:
  Tier 1 capital                  8.69            8.49           8.08           7.83          7.59
  Total capital                  12.11           11.99          11.56          11.35         11.02
Leverage                          6.78            6.63           6.38           6.27          5.85

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


Table 15 - INTEREST RATE SENSITIVITY
 (Dollars in Thousands)
                                         Increase                       Decrease
                                 --------------------------   -------------------------   -----------------------
                                          200 bp                   100 bp 200 bp               Most Likely
                                 --------------------------   -------------------------   -----------------------
                                     2002         2001         2002          2001           2002         2001
                                 ------------- ------------   ---------- --------------   ----------- -----------
Anticipated impact over the next twelve months:
   Net interest revenue               $ 9,362       $ 5,998     $(5,463)       $(7,379)      $ 7,452   $  (2,197)
                                          2.5%          1.7%       (1.5)%         (2.1)%         2.0%       (0.6)%
-------------------------------- --------------- ------------  ----------- --------------  ----------- -----------
   Net income                         $ 5,851       $ 3,749     $(3,414)       $(4,612)      $ 4,658   $  (1,373)
                                          4.0%          2.8%       (2.3)%         (3.4)%         3.2%       (1.0)%
-------------------------------- --------------- ------------  ----------- --------------  ----------- -----------
   Economic value of equity          $ 81,747      $(22,319)   $(93,169)      $(59,828)     $107,751      $3,690
                                          6.4%         (1.7)%      (7.3)%         (4.5)%         8.4%        0.3%
-------------------------------- --------------- ------------  ----------- --------------  ----------- -----------

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

At June 30, 2002, securities with a fair value of $505 million and an unrealized loss of $2.6 million were held for the hedge program. This unrealized loss, net of income taxes, is included in shareholders' equity as part of other comprehensive income. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At June 30, 2002, the pre-tax results of this modeling on reported earnings were:

TABLE 16 - INTEREST RATE SENSITIVITY - MORTGAGE SERVICING
(Dollars in Thousands)

                                           50 bp increase   50 bp decrease
                                           --------------   ---------------
Anticipated change in:
Mortgage servicing rights                     $ 19,839        $(24,093)
Hedging securities                             (19,164)         18,738 (1)
                                          ----------------- ----------------
   Net                                        $    675        $ (5,355)
                                          ----------------- ----------------
(1) Anticipated increase in value of hedging instruments totals $21.4 million, which would reduce the existing unrealized loss before any gains could be realized.

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

--------------------------------------------------------------------------------
TABLE 17 - INTEREST RATE SWAPS

              Notional         Pay          Receive      Positive     Negative
               Amount          Rate           Rate      Fair Value   Fair Value
             -------------------------------------------------------------------
Expiration:
2004           $147,210   1.86% - 4.22%  1.84% - 7.36%   $  4,429    $    (258)
2006            218,420   1.86% - 5.85%  1.84% - 5.47%      1,164       (1,023)
2009              5,656   1.84% - 4.75%  1.84% - 4.75%        237         (237)
2011             49,059   5.21% - 5.51%      1.84%              -       (1,836)
--------------------------------------------------------------------------------
                                                         $  5,830    $  (3,354)
                                                       -------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.


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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $100 million and the VAR to $6.5 million. At June 30, 2002, the nominal aggregate trading positions were $38.8 million and the VAR was $879 thousand. The greatest value at risk during the second quarter of 2002 was $1.7 million.

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

---------------------------------------------------------------- --- ------------- -- ------------- --- ------------
UNAUDITED Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                 Three Months Ended        Six Months Ended
                                                     June 30,                  June 30,
                                               ------------------------- -- ------------------
                                               2002          2001         2002        2001
                                               ----------- --- --------- -- -------- --- -----
Interest Revenue
Loans                                       $  93,635    $ 116,835    $ 186,390   $  241,939
Taxable securities                             46,564       47,078       94,719       93,982
Tax-exempt securities                           2,503        3,866        5,103        7,372
------------------------------------------------------- ------------- ------------ -----------
   Total securities                            49,067       50,944       99,822      101,354
------------------------------------------------------- ------------- ------------ -----------
Trading securities                                203          300          373          641
Funds sold                                         92          191          142          614
------------------------------------------------------- ------------- ------------ -----------
   Total interest revenue                     142,997      168,270      286,727      344,548
------------------------------------------------------- ------------- ------------ -----------
Interest Expense
Deposits                                       37,873       55,551       74,999      116,443
Other borrowings                               12,834       30,308       26,674       67,939
Subordinated debenture                          2,724        2,794        5,446        4,937
------------------------------------------------------- ------------- ------------ -----------
   Total interest expense                      53,431       88,653      107,119      189,319
------------------------------------------------------- ------------- ------------ -----------
Net Interest Revenue                           89,566       79,617      179,608      155,229
Provision for Loan Losses                       6,834        8,497       15,700       16,070
------------------------------------------------------- ------------- ------------ -----------
Net Interest Revenue After Provision for Loa
   Losses                                      82,732       71,120      163,908      139,159
------------------------------------------------------- ------------- ------------ -----------
Other Operating Revenue
Brokerage and trading revenue                   7,014        5,858       14,106       10,958
Transaction card revenue                       13,439       11,411       25,925       21,313
Trust fees and commissions                     10,300       10,679       20,674       20,616
Service charges and fees on deposit accounts   16,391       12,793       30,246       24,582
Mortgage banking revenue, net                  10,759       11,900       21,411       22,733
Leasing revenue                                   822          901        1,714        2,020
Other revenue                                   5,698        4,947       10,740       10,168
------------------------------------------------------- ------------- ------------ -----------
Total fees and commissions revenue             64,423       58,489      124,816      112,390
------------------------------------------------------- ------------- ------------ -----------
Gain on sale of student loans                       7            7          683          528
Gain (loss) on sales of securities, net        21,602        2,030       14,021       14,664
Gain (loss) on derivatives                     (1,453)        (303)      (1,989)         343
------------------------------------------------------- ------------- ------------ -----------
Total other operating revenue                  84,579       60,223      137,531      127,925
------------------------------------------------------- ------------- ------------ -----------
Other Operating Expense
Personnel                                      44,885       40,833       88,217       80,769
Business promotion                              3,208        2,428        6,086        5,300
Professional fees and services                  3,732        3,162        6,640        6,219
Occupancy & equipment                          10,299       10,767       20,639       21,110
Data processing & communications               11,216        9,981       21,654       19,354
FDIC and other insurance                          483          443          922          886
Printing, postage and supplies                  3,018        3,065        6,075        6,056
Net gains and operating expenses on
   repossessed assets                             656          (56)         703          (27)
Amortization of intangible assets               2,679        5,057        5,364       10,084
Mortgage banking costs                          7,791        7,140       16,148       13,558
Provision (recovery) for impairment of
   mortgage servicing rights                   23,774         (535)      18,496        9,188
Other expense                                   2,854        4,299        7,600        7,873
------------------------------------------------------- ------------- ------------ -----------
Total other operating expense                 114,595       86,584      198,544      180,370
------------------------------------------------------- ------------- ------------ -----------
Income Before Taxes                            52,716       44,759      102,895       86,714
Federal and state income tax                   18,662       15,778       36,425       30,567
------------------------------------------------------- ------------- ------------ -----------
Income before cumulative effect of a change
    in accounting principle, net of tax        34,054       28,981       66,470       56,147
Transition adjustment of adoption of FAS 133        -            -            -          236
------------------------------------------------------- ------------- ------------ -----------
Net Income                                  $  34,054    $  28,981    $  66,470    $  56,383
------------------------------------------------------- ------------- ------------ -----------

Earnings Per Share:
Basic:
Before cumulative effect of change in
    accounting principle                    $    0.64    $    0.55    $    1.24     $   1.06
Transition adjustment of adoption of FAS 133      -            -             -            -
---------------------------------------------- ------------ ------------ ------------- ------
Net Income                                  $    0.64    $    0.55    $    1.24     $   1.06
---------------------------------------------- ------------ ------------ ------------- ------
Diluted:
Before cumulative effect of change in
    accounting principle                    $    0.57    $    0.49    $    1.10     $   0.95
Transition adjustment of adoption of FAS 133      -            -             -            -
---------------------------------------------- ------------ ------------ ------------- ------
Net Income                                  $    0.57    $    0.49    $    1.10     $   0.95
---------------------------------------------- ------------ ------------ ------------- ------
Average Shares Used in Computation:
   Basic                                   52,937,833     52,458,740   52,888,836  52,418,790
------------------------------------------------------------ ----------------- ---------------
   Diluted                                 60,257,055     59,597,982   60,164,825  59,482,370
------------------------------------------------------------ ----------------- ---------------

---------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)
                                                               June 30,       December 31,       June 30,
                                                               2002           2001             2001
                                                            ---------------------------------------------
ASSETS
Cash and due from banks                                   $    495,186    $    643,938    $    527,547
Funds sold                                                      39,750           3,400           4,900
Trading securities                                              35,648          10,327          20,719
Securities:
  Available for sale                                         2,929,979       2,815,070       2,040,405
  Available for sale securities pledged to creditors           716,729         634,479         918,795
  Investment (fair value:  June 30, 2002 - $200,180;
    December 31, 2001 -$242,628;
    June 30, 2001 - $237,839)                                  197,324         241,113         236,706
---------------------------------------------------------------------------------------------------------
    Total securities                                         3,844,032       3,690,662       3,195,906
---------------------------------------------------------------------------------------------------------
Loans                                                        6,313,387       6,295,378       6,058,044
Less reserve for loan losses                                  (108,084)       (101,905)        (90,036)
---------------------------------------------------------------------------------------------------------
  Net loans                                                  6,205,303       6,193,473       5,968,008
---------------------------------------------------------------------------------------------------------
Premises and equipment, net                                    139,187         141,425         142,682
Accrued revenue receivable                                      60,139          68,728          64,874
Intangible assets, net                                         146,212         152,076         162,105
Mortgage servicing rights, net                                  77,202          98,796         101,439
Real estate and other repossessed assets                         6,630           7,141           7,305
Bankers' acceptances                                            23,431          15,393          27,722
Other assets                                                   118,002         116,243          82,948
---------------------------------------------------------------------------------------------------------
Total assets                                              $ 11,190,722    $ 11,141,602    $ 10,306,155
---------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                       $  1,236,014    $  1,366,690    $  1,230,814
Interest-bearing deposits:
  Transaction                                                2,704,482       2,559,714       2,212,888
  Savings                                                      164,119         158,234         155,872
  Time                                                       3,077,631       2,821,106       2,981,414
---------------------------------------------------------------------------------------------------------
    Total deposits                                           7,182,246       6,905,744       6,580,988
---------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                 1,355,477       1,601,989       1,558,822
Other borrowings                                               890,370       1,220,948       1,037,455
Subordinated debentures                                        185,860         186,302         186,744
Accrued interest, taxes and expense                             71,109          67,014          76,153
Amount due on unsettled security transactions                  469,423         231,660               -
Bankers' acceptances                                            23,431          15,393          27,722
Other liabilities                                               88,392          84,069          62,951
---------------------------------------------------------------------------------------------------------
    Total liabilities                                       10,266,308      10,313,119       9,530,835
---------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                     25              25              25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  June 30, 2002 -52,977,340;  December 31, 2001
  -  51,737,154; June 30, 2001 - 51,339,485)                         3               3               3
Capital surplus                                                381,264         323,860         314,525
Retained earnings                                              525,329         511,301         452,133
Treasury stock (shares at cost: June 30, 2002 -  644,740;
  December 31, 2001 - 541,240;  June 30, 2001 - 435,027)       (16,067)        (12,498)         (9,233)
Accumulated other comprehensive income (loss)                   33,860           5,792          17,867
-----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                 924,414         828,483         775,320
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $ 11,190,722    $ 11,141,602    $ 10,306,155
-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)
                                                            Accumulated
                        Preferred Stock    Common Stock        Other
                       ------------------------------------ Comprehensive Capital  Retained    Treasury Stock
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2000     250,000   $   25    49,706  $     3   $ 3,320  $278,882    $431,390     488    $ (10,044) $703,576
Comprehensive income:
  Net income                  -        -         -        -         -         -      56,383       -            -    56,383
   Other
Comprehensive
  income, net of tax:
     Unrealized gains(loss)
      on securities available
      for sale (1)            -        -         -        -    14,547         -           -       -         -       14,547
                                                                                                                 ----------
    Comprehensive income                                                                                            70,930
                                                                                                                 ----------
Exercise of stock             -        -       237        -         -     2,513           -      79    (1,832)         681
options
Director retainer             -        -         -        -         -        26           -      (7)      126          152
shares
Dividends paid in             -        -         -        -         -         -           -       -         -            -
  shares of common
  stock:
   Common stock               -        -     1,515        -         -    32,740     (34,890)     15     2,131          (19)
   Preferred stock            -        -         -        -         -       364        (750)    (21)      386            -
---------------------------------------------------------------------------------------------------------------------------
Balance at
  June 30, 2001         250,000     $  25   51,458   $    3   $17,867  $314,525    $452,133     554   $(9,233)    $775,320
---------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001     250,000     $  25   51,737   $    3   $ 5,792  $323,860    $511,301     541  $(12,498)    $828,483
Comprehensive income:
   Net income                 -         -        -        -          -        -      66,470       -         -       66,470
   Other
Comprehensive income,
  net of tax:
   Unrealized gains(loss)
    on securities available
    for sale(1)               -         -        -        -     28,068        -           -       -         -       28,068
                                                                                                                 ----------
    Comprehensive income                                                                                            94,538
                                                                                                                 ----------
Exercise of stock options     -         -      315        -          -    4,275           -      86    (2,989)       1,286
Director retainer shares      -         -        4        -          -      135           -       -         -          135
Dividends paid in
  shares of common stock:
  Common stock                -         -    1,542        -          -   52,244     (51,692)     18      (580)         (28)
  Preferred stock             -         -       24        -          -      750        (750)      -         -            -
---------------------------------------------------------------------------------------------------------------------------
Balance at
    June 30, 2002       250,000     $  25   53,622    $   3    $33,860 $381,264   $ 525,329     645  $(16,067)    $924,414
---------------------------------------------------------------------------------------------------------------------------

(1)                                             June 30, 2002    June 30, 2001
                                                -------------    -------------
Other comprehensive income:
  Unrealized (gains) losses on available for
    sale securities                               $   57,468       $  37,045
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities        (20,342)        (12,966)
  Reclassification adjustment for (gains)
    losses realized included in net income           (14,021)        (14,664)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)losses        4,963           5,132
                                                -------------------------------
Net unrealized gains (losses) on securities       $   28,068       $  14,547
                                                -------------------------------

--------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                           Six Months Ended
                                                                               June 30,
                                                                  -------------------------------------
                                                                         2002               2001
                                                                  -------------------------------------
Cash Flow From Operating Activities:
Net income                                                         $     66,470      $     56,383
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                              15,700            16,070
  Provision (recovery) for mortgage servicing rights                     18,496             9,188
  Transition adjustment of adoption of FAS 133                                -              (236)
  Unrealized (gains) losses from derivatives                              2,564             7,677
  Depreciation and amortization                                          34,302            33,579
  Net amortization of financial instrument discounts and premiums         2,306            (2,320)
  Net gain on sale of assets                                            (23,096)          (23,917)
  Mortgage loans originated for resale                                 (392,972)         (479,645)
  Proceeds from sale of mortgage loans held for resale                  494,052           428,283
  Change in trading securities                                          (25,321)           19,146
  Change in accrued revenue receivable                                    8,589            10,107
  Change in other assets                                                (29,710)           27,398
  Change in accrued interest, taxes and expense                           4,095            (1,835)
  Change in other liabilities                                            11,243             2,304
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               186,718           102,182
-------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                      56,029            37,331
  Proceeds from maturities of available for sale securities             831,443           668,447
  Purchases of investment securities                                    (12,353)          (42,829)
  Purchases of available for sale securities                         (5,038,167)       (2,651,451)
  Proceeds from sales of available for sale securities                4,066,423         2,055,505
  Proceeds from sales of investment securities                                -             2,040
  Loans originated or acquired net of principal collected              (173,727)         (352,552)
  Proceeds from disposition of assets                                    55,055            63,692
  Purchases of assets                                                   (22,823)          (45,114)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                                    -           (73,475)
-------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                (238,120)         (338,406)
-------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                19,977          (139,030)
  Net change in certificates of deposit                                 256,957           306,158
  Net change in other borrowings                                       (577,090)         (180,000)
  Change in amount due on unsettled security transactions               237,763                 -
  Issuance of subordinated debenture                                          -            30,000
  Issuance of preferred, common and treasury stock, net                   1,421               833
  Payment of dividends                                                      (28)              (19)
-------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                        (61,000)           17,942
-------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                (112,402)         (218,282)
Cash and cash equivalents at beginning of period                        647,338           750,729
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $    534,936      $    532,447
-------------------------------------------------------------------------------------------------------
Cash paid for interest                                             $    109,973      $    183,316
-------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                $     15,536      $     21,086
-------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                               $      1,181      $      4,639
-------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                               $     52,442      $     35,640
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


(2) MORTGAGE BANKING ACTIVITIES

At June 30, 2002, BOk owned the rights to service 84,076 mortgage loans with outstanding principal balances of $6.3 billion, including $279 million serviced for BOk. The weighted average interest rate and remaining term was 7.23% and 266 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending June 30, 2002 is as follows (in thousands):

                                                Capitalized Mortgage Servicing Rights
                            ---------------------------------------------------------------------------
                                                                    Valuation    Hedging
                            Purchased     Originated    Total       Allowance  (Gain)/Loss     Net
                            ---------------- ------------ --------------- -------------- --------------
Balance at
    December 31, 2001       $   55,056   $  53,611   $  108,667   $  (18,451)  $   8,580   $   98,796
Additions                          986       8,778        9,764            -           -        9,764
Amortization expense            (7,485)     (4,665)     (12,150)           -        (712)     (12,862)
Provision for impairment             -           -            -      (18,496)          -      (18,496)
--------------------------- ------------ -- -------- -- --------- -- --------- -- -------- -- ---------
Balance at  June 30, 2002   $   48,557   $  57,724   $  106,281   $  (36,947)  $   7,868   $   77,202
--------------------------- ------------ -- -------- -- --------- -- --------- -- -------- -- ---------
Estimated fair value of
    mortgage servicing
    rights (1)               $  37,030   $  40,805   $   77,835            -           -   $   77,835
--------------------------- ------------ -- -------- -- --------- -- --------- -- -------- -- ---------

(1) Excludes approximately $3.7 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at June 30, 2002 follows (in thousands):

                                               < 6.50%   6.50% - 7.49%    7.50% - 8.49%    => 8.50%      Total
                                           ----------------------------- ---------------- ----------- -------------
Cost less accumulated amortization          $  19,675       $  62,215        $  22,403      $  1,988   $  106,281
Deferred hedge losses                               -           7,302              566             -        7,868
------------------------------------------ ----------------------------- ---------------- ----------- -------------
Adjusted cost                               $  19,675       $  69,517        $  22,969      $  1,988   $  114,149
------------------------------------------ ----------------------------- ---------------- ----------- -------------

Fair value                                  $  16,300       $  46,284        $  13,058      $  2,193   $   77,835
------------------------------------------ ----------------------------- ---------------- ----------- -------------
Impairment                                 $    3,587       $  23,259       $    9,910     $     191    $  36,947
------------------------------------------ ----------------------------- ---------------- ----------- -------------

Outstanding principal of loans serviced(1)   $957,100      $3,684,000       $1,207,000     $ 162,700   $6,010,800
------------------------------------------ ----------------------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $288.6 million for loans serviced for which there is no capitalized mortgage servicing rights.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):
                                                Six Months Ended June 30,
                                           ----------------------------------
                                               2002                 2001
                                           --------------     ---------------
Proceeds                                $    4,066,423     $   2,055,505
Gross realized gains                            38,982            20,396
Gross realized losses                           24,961             5,732
Related federal and state income
   tax expense (benefit)                         4,963             5,132


(4) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                          Three Months Ended         Six Months Ended
                                                      -----------------------------------------------------
                                                        June 30,     June 30,     June 30,     June 30,
                                                           2002       2001 (2)       2002       2001 (2)
                                                      -----------------------------------------------------
Numerator:
   Net income                                            $ 34,054     $ 28,981     $ 66,470     $ 56,383
   Preferred stock dividends                                  375          375          750          750
-----------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                        33,679       28,606       65,720       55,633
-----------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                  375          375          750          750
-----------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
 available to common stockholders after assumed
 conversion                                              $ 34,054     $ 28,981     $ 66,470     $ 56,383
-----------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                    52,937,833   52,458,740   52,888,836   52,418,790
   Effect of dilutive securities:
     Employee stock options (1)                           795,361      615,381      752,128      539,719
     Convertible preferred stock                        6,523,861    6,523,861    6,523,861    6,523,861
-----------------------------------------------------------------------------------------------------------
Dilutive potential common shares                        7,319,222    7,139,242    7,275,989    7,063,580
-----------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions     60,257,055   59,597,982   60,164,825   59,482,370
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.64      $  0.55      $  1.24      $  1.06
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.57      $  0.49      $  1.10      $  0.95
-----------------------------------------------------------------------------------------------------------

(1) Current market price was greater than exercise price on all employee stock options (2) Restated for 3% dividend paid in common shares in May 2002.

(5)      REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2002 is as follows (in thousands):

                                                              Other          Other
                                           Net Interest     Operating      Operating       Average
                                              Revenue       Revenue(1)      Expense        Assets
                                           -------------- -------------- -------------- --------------
Total reportable lines of business      $      149,501    $     89,457    $  166,142    $11,151,898
Total non-reportable lines of business             359          35,093        27,460         40,632
Unallocated items:
   Tax-equivalent adjustment                     3,328               -             -              -
   Funds management                             35,889             801         4,254        476,268
   Eliminations and all others, net             (9,469)            148           688       (687,137)
                                           -------------- -------------- -------------- --------------

BOK Financial consolidated              $      179,608    $    125,499    $  198,544    $10,981,661
                                           ============== ============== ============== ==============

(1) Excludes securities and derivatives gains/losses.


Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2001 is as follows (in thousands):

                                                                Other          Other
                                             Net Interest     Operating      Operating       Average
                                                Revenue       Revenue(1)      Expense        Assets
                                             -------------- -------------- -------------- --------------
Total reportable lines of business         $     161,824    $      83,440   $    152,387  $  10,323,151
Total non-reportable lines of business               438           29,383         21,079         29,859
Unallocated items:
   Tax-equivalent adjustment                       4,329                -              -              -
   Funds management                                  589            (220)          3,949        243,035
   Eliminations and all others, net              (11,951)             315          2,955      (537,869)
                                             -------------- -------------- -------------- --------------

BOK Financial consolidated                 $     155,229    $     112,918   $    180,370  $  10,058,176
                                             ============== ============== ============== ==============

(1) Excludes securities and derivatives gains/losses.

(6) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

-----------------------------------------------------------------------------------------------------------------------------
SIX MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                          For Six months ended
                                         ------------------------------------------------------------------------------------
                                                        June 30, 2002                                June 30, 2001
                                          -----------------------------------------        -----------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities                      $  3,638,681     $  94,719       5.25%      $  2,955,669   $    93,982      6.41%
  Tax-exempt securities                        223,128         8,048       7.27            302,915        11,107      7.39
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         3,861,809       102,767       5.37          3,258,584       105,089      6.50
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            17,494           441       5.08             17,488           732      8.44
  Funds sold                                    13,920           142       2.06             22,612           614      5.48
  Loans(2)                                   6,194,769       186,705       6.08          5,841,522       242,442      8.37
     Less reserve for loan losses              107,277                                      88,000
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      6,087,492       186,705       6.18          5,753,522       242,442      8.50
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(2)                  9,980,715       290,055       5.86          9,052,206       348,877      7.77
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                      1,000,948                                   1,032,374
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $ 10,981,661                                $ 10,084,580
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $  2,703,509        19,743       1.47%      $  2,178,434        28,043      2.60%
  Savings deposits                             162,804           984       1.22            152,860         1,217      1.61
  Other time deposits                        2,944,122        54,272       3.72          2,985,489        87,183      5.89
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        5,810,435        74,999       2.60          5,316,783       116,443      4.42
------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and repurchase
   agreements                                1,528,204        13,112       1.73          1,735,177        42,569      4.95
  Other borrowings                           1,075,836        13,562       2.54            894,545        25,370      5.72
  Subordinated debenture                       186,078         5,446       5.90            173,797         4,937      5.73
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                  8,600,553       107,119       2.51          8,120,302       189,319      4.70
liabilities(2)
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                            1,121,038                                   1,083,632
  Other liabilities                            389,951                                     139,828
  Shareholders' equity                         870,119                                     740,818
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'  $ 10,981,661                                $ 10,084,580
equity
------------------------------------------------------------------------------------------------------------------------------
Tax-Equivalent Net Interest Revenue(1)                       182,936       3.35%                         159,558      3.07%
Tax-Equivalent Net Interest Revenue(1)
     to Earning Assets                                                     3.70                                       3.55
Less tax-equivalent adjustment                                 3,328                                       4,329
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         179,608                                     155,229
Provision for loan losses                                     15,700                                      16,070
Other operating revenue (3)                                  137,531                                     128,289
Other operating expense                                      198,544                                     180,370
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          102,895                                      87,078
Federal and state income tax (3)                              36,425                                      30,695
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    66,470                                 $    56,383
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $       1.24                                $       1.06
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $       1.10                                $       0.95
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                        -------------------------------------------------------------------------------------
                                                        June 30, 2002                               March 31, 2002
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   3,696,603   $    46,564       5.05%    $   3,442,504   $    48,153       5.67%
  Tax-exempt securities                         218,747         3,948       7.24           230,755         4,101       7.21
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          3,915,350        50,512       5.17         3,673,259        52,254       5.77
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             19,989           238       4.78            14,971           204       5.53
  Funds sold                                     17,148            92       2.15            10,656            50       1.90
  Loans(2)                                    6,225,134        93,787       6.04         6,164,060        92,918       6.11
    Less reserve for loan losses                109,366                                    105,166
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,115,768        93,787       6.15         6,058,894        92,918       6.22
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                     10,068,255       144,629       5.76         9,757,780       145,426       6.04
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,005,122                                    999,738
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  11,073,377                              $  10,757,518
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity

  Transaction deposits                    $   2,740,454         9,841       1.44%    $   2,666,154         9,902       1.51%
  Savings deposits                              165,496           503       1.22           160,082           481       1.22
  Other time deposits                         2,969,488        27,529       3.72         2,918,473        26,743       3.72
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          5,875,438        37,873       2.59         5,744,709        37,126       2.62
------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and repurchase
    agreements                                1,485,816         6,197       1.67         1,571,063         6,915       1.79
  Other borrowings                            1,032,685         6,637       2.58         1,119,466         6,931       2.51
  Subordinated debenture                        185,968         2,724       5.88           186,189         2,716       5.92
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       8,579,907        53,431       2.50         8,621,427        53,688       2.53
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,129,412                                  1,112,571
  Other liabilities                             476,886                                    170,643
  Shareholders' equity                          887,172                                    852,877
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' Equity                  $  11,073,377                              $  10,757,518
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)                      91,198       3.26%                         91,738         3.52%
  Tax-Equivalent Net Interest  Revenue (1)
     To Earning Assets                                                      3.63                                       3.81
   Less tax-equivalent adjustment                               1,632                                      1,696
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           89,566                                     90,042
Provision for loan losses                                       6,834                                      8,866
Other operating revenue (3)                                    84,579                                     52,952
Other operating expense                                       114,595                                     83,949
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            52,716                                     50,179
Federal and state income tax (3)                               18,662                                     17,763
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    34,054                                $    32,416
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.64                                $      0.61
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.57                                $      0.54
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

-------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2001                      September 30, 2001                        June 30, 2001
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------
  $    3,177,731 $    45,777       5.72%  $    2,869,680  $    44,705       6.18% $  3,012,148   $    47,080       6.27%
         238,634       4,274       7.11          265,608        4,554       6.80       310,517         5,841       7.54
-------------------------------------------------------------------------------------------------------------------------
       3,416,365      50,051       5.81        3,135,288       49,259       6.23     3,322,665        52,921       6.39
-------------------------------------------------------------------------------------------------------------------------
          22,508         245       4.32           16,498          223       5.36        16,566           332       8.04
          14,362          85       2.35           14,229          130       3.62        17,221           191       4.45
       6,203,512      99,643       6.37        6,065,512      114,165       7.47     5,944,358       117,080       7.90
          99,541                                  93,884                                89,824
-------------------------------------------------------------------------------------------------------------------------
       6,103,971      99,643       6.48        5,971,628      114,165       7.58     5,854,534       117,080       8.02
-------------------------------------------------------------------------------------------------------------------------
       9,557,206     150,024       6.23        9,137,643      163,777       7.11     9,210,986       170,524       7.43
-------------------------------------------------------------------------------------------------------------------------
       1,024,243                               1,028,385                             1,035,241
-------------------------------------------------------------------------------------------------------------------------
  $   10,581,449                          $   10,166,028                          $ 10,246,227
-------------------------------------------------------------------------------------------------------------------------

  $    2,429,978       9,933       1.62%  $    2,278,393       11,917       2.08% $  2,222,838        12,821       2.31%
         158,040         489       1.23          155,908          575       1.46       154,312           569       1.48
       2,839,770      30,744       4.30        3,030,759       38,287       5.01     3,009,880        42,161       5.62
-------------------------------------------------------------------------------------------------------------------------
       5,427,788      41,166       3.01        5,465,060       50,779       3.69     5,387,030        55,551       4.14
-------------------------------------------------------------------------------------------------------------------------

       1,701,655       8,813       2.05        1,440,556       12,976       3.57     1,767,086        19,181       4.35
       1,088,792       8,460       3.08        1,019,123       10,711       4.17       885,922        11,127       5.04
         186,409       2,764       5.88          186,631        2,871       6.10       187,299         2,794       5.98
-------------------------------------------------------------------------------------------------------------------------
       8,404,644      61,203       2.89        8,111,370       77,337       3.78     8,227,337        88,653       4.32
-------------------------------------------------------------------------------------------------------------------------
       1,150,498                               1,093,442                             1,119,597
         191,023                                 163,999                               141,037
         835,284                                 797,217                               758,256
-------------------------------------------------------------------------------------------------------------------------
  $   10,581,449                          $   10,166,028                          $ 10,246,227
-------------------------------------------------------------------------------------------------------------------------
                      88,821      3.34%                         86,440     3.33%                       81,871      3.11%
                                              3.05

                                  3.69                                     3.75                                    3.57
                       1,802                                    1,914                                  2,254
-------------------------------------------------------------------------------------------------------------------------
                      87,019                                   84,526                                 79,617
                      10,517                                   11,023                                  8,497
                      55,260                                   76,091                                 60,223
                      84,801                                  103,591                                 86,584
-------------------------------------------------------------------------------------------------------------------------
                      46,961                                   46,003                                 44,759
                      16,829                                   16,216                                 15,778
-------------------------------------------------------------------------------------------------------------------------
                 $    30,132                              $    29,787                            $    28,981
-------------------------------------------------------------------------------------------------------------------------


                 $      0.56                              $      0.56                            $      0.55
-------------------------------------------------------------------------------------------------------------------------
                 $      0.50                              $      0.50                            $      0.49
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

      Item 6. Exhibits and Reports on Form 8-K
           (A) Exhibits:  None

           (B) Reports on Form 8-K:
               No reports on Form 8-K were filed during the three months ended June 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOK FINANCIAL CORPORATION
                                            -------------------------
                                             (Registrant)



Date:   August 14, 2002                     /s/ Steven E. Nell
        ---------------                     ------------------
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