Form 10-Q
period 2002-09-30
BOK FINANCIAL CORP ET AL
filed 2002-11-14
CIK 875357

As filed with the Securities and Exchange Commission on November 14, 2002
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2002
                           Commission File No. 0-19341



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



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 55,243,707 shares of common stock ($.00006 par value) as of October 31, 2002.

-------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2002

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                              2
      Report of Management on Consolidated
            Financial Statements                                       18
      Unaudited Consolidated Statements of Earnings                    19
      Unaudited Consolidated Balance Sheets                            21
      Unaudited Consolidated Statements of Changes
            in Shareholders' Equity                                    22
      Unaudited Consolidated Statements of Cash Flows                  23
      Unaudited Notes to Consolidated Financial Statements             24
      Financial Summaries - Unaudited                                  27

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                         30

Signature                                                              30

CFO Certification                                                      32
CEO Certification                                                      33


MANAGEMENT'S ASSESSMENT OF OPERATIONS AND FINANCIAL CONDITION

ASSESSMENT OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $44.1 million or $0.73 per diluted common share for the third quarter of 2002 compared to $29.8 million or $0.50 per diluted common share for the third quarter of 2001. Prior year's earnings per share have been restated for a 3% dividend paid in common shares in May 2002. The returns on average assets and equity were 1.55% and 18.44%, respectively for the quarter ended September 30, 2002 compared to 1.16% and 14.82% for the same period of 2001.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) was implemented January 1, 2002 and Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147) was implemented during the third quarter. The first and second quarters of 2002 have been restated to reflect the retroactive application of FAS 147 to January 1, 2002. These statements require that certain intangible assets are no longer amortized. If these rules had been applied retroactively to 2001 the proforma net income and earnings per diluted common share for the third quarter of 2001 would have been $31.5 million and $0.53. BOK Financial has completed its first required goodwill impairment test according to FAS 142, and no impairment was indicated.

Net interest revenue for the third quarter of 2002 grew $7.5 million over same period 2001 due to increases in average earning assets, partially offset by the net effect of declining interest rates. Fees and commissions revenue grew $8.5 million during the third quarter of 2002 with increases in brokerage and trading, transaction card revenue and service charges on deposit accounts, offset slightly from declines in trust fees and commissions. Operating expense, excluding the provision for impairment of mortgage servicing rights of $29.0 million and pro forma impact of FAS 142 and FAS 147 on prior year increased $21.2 million or 8% due to personnel costs, data processing and communications and mortgage banking costs. The provision for loan loss decreased $3.0 million.

Net gains on sales of securities totaled $34.3 million for the quarter ending September 30, 2002, which included net gains from sales of securities held as an economic hedge of the mortgage servicing rights portfolio of $27.5 million. The impact of the mortgage servicing rights hedge net gains and the provision for impairment of the mortgage servicing portfolio was a net loss of $1.6 million during the third quarter of 2002. Net gains on derivatives of $7.2 million for the quarter ending September 30, 2002 represented mark to market on derivatives used to manage interest rate risk.

On October 25, 2002, BOK Financial acquired Bank of Tanglewood, National Association, located in Houston, Texas for 2,003,352 shares of stock valued at approximately $64.5 million. BOK Financial has a contingent obligation to issue additional shares over the next five years based on certain predetermined market valuations of its common stock. Based upon current market prices, a total of 189,237 shares of BOK Financial common stock would be issued to satisfy this contingent obligation and under no circumstances will BOK Financial be obligated to issue more than 10 million shares. The estimated fair value of this contingent price guarantee was $3.2 million, which will be included in the total purchase price. Bank of Tanglewood had total assets, deposits and equity of $248 million, $223 million and $16 million, respectively, at the acquisition date before push-down accounting is applied. Conversion and merger into Bank of Texas, N.A. is expected to be completed during the fourth quarter of 2002.

Net income for the nine months ended September 30, 2002 totaled $111.6 million, an increase of 30% over the same period of 2001. Diluted earnings per share were $1.85 compared to $1.45 in 2001. Proforma results of FAS 142 and FAS 147 on the nine months ending September 30, 2001 were net income of $91.1 million and $1.53 per diluted share.

The returns on average assets and equity were 1.34% and 16.64%, respectively, for the nine months ended September 30, 2002 compared to 1.14% and 15.16% for the same period of 2001.

NET INTEREST REVENUE

Net interest revenue on a tax-equivalent basis was $93.4 million for the third quarter of 2002 compared to $86.4 million for the third quarter of 2001. The growth in net interest revenue was primarily due to a $1.2 billion increase in average earning assets, offset by a $739 million increase in interest bearing liabilities. The growth in average earning assets included securities, which increased by $853 million, and loans, which increased by $379 million. Average transaction deposit accounts increased by $517 million and federal funds purchased and repurchase agreements increased by $175 million. Yields on average earning assets and rates paid on average interest bearing liabilities both continued to decline during the third quarter of 2002. This resulted in a net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, of 3.58% in the third quarter of 2002 compared to 3.75% in the third quarter of 2001 and 3.63% in the second quarter of 2002. Table 1 shows how net interest revenue was affected by changes in average balances and interest rates for the various types of earning assets and interest bearing liabilities.

-------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME/RATE ANALYSIS
(In thousands)

                                                   Three months ended                    Nine months ended
                                                September 30, 2002/2001               September 30, 2002/2001
                                           ------------------------------------------------------------------------
                                                         Change Due To (1)                    Change Due To (1)
                                                      -------------------------------------------------------------
                                                                      Yield                                Yield
                                              Change     Volume       /Rate        Change      Volume      /Rate
                                           ------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $      549  $ 11,633   $ (11,084)    $   (1,774) $  29,743  $ (31,517)
  Trading securities                               (2)      (47)         45          (292)        (51)      (241)
  Loans                                       (18,434)    6,389     (24,823)      (74,171)     19,111    (93,282)
  Funds sold                                      (73)      (21)        (52)         (545)       (178)      (367)
-------------------------------------------------------------------------------------------------------------------
Total                                         (17,960)   17,954     (35,914)      (76,782)     48,625   (125,407)
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits        (2,035)    2,266      (4,301)      (10,336)      7,597    (17,933)
  Savings deposits                                (73)       30        (103)         (306)        102       (408)
  Time deposits                               (11,614)      633     (12,247)      (44,524)       (257)   (44,267)
  Federal funds purchased and repurchase
   agreements                                  (6,341)    1,144      (7,485)      (35,798)     (1,828)   (33,970)
  Other borrowings                             (4,748)     (165)     (4,583)      (16,205)      3,216    (19,421)
  Subordinated debentures                        (146)      (13)       (133)           12         349       (337)
-------------------------------------------------------------------------------------------------------------------
Total                                         (24,957)    3,895     (28,852)     (107,157)      9,179   (116,336)
-------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           6,997    14,059      (7,062)       30,375      39,446     (9,071)
 Decrease in tax-equivalent adjustment            527                               1,528
-------------------------------------------------------------------------------------------------------------------
Net interest revenue                         $  7,524                           $  31,903
-------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. The primary objective of this strategy is to reduce total interest rate risk. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposit accounts. Although this strategy may result in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the third quarter of 2002, this strategy enhanced net interest revenue $13.8 million. Year-to-date 2002 this strategy enhanced net interest revenue $42.7 million. Excluding this strategy, net interest margin for the third quarter of 2002 was 3.72% and 3.79% for the year ending September 30, 2002. Management employs various techniques to control, within established parameters, the interest rate and liquidity risk inherent in this strategy, the results of which are presented in the Market Risk section.

OTHER OPERATING REVENUE

Other operating revenue for the third quarter 2002 increased $9.0 million or 16%, excluding net gains on sales of securities and derivatives, over the same period in 2001. Service charges and fees on deposit accounts grew 42% or $5.4 million during the third quarter of 2002 compared to the third quarter of 2001, due mostly to increases in service charges from an overdraft privilege product initiated in 2002. Transaction card revenues have increased $2.0 million or 17% due to growth in merchant fees, ATM network fees (TransFund) and check card fees. Brokerage and trading increased $940 thousand or 19% during the third quarter compared to the same period of 2001 due to increased institutional sales offset by $1.1 million of trading losses and mark-to-market adjustments. Trust fees declined $606 thousand or 6% when compared to the same quarter 2001 due to declines in the asset values on which many fees are based.

Net gain on sales of securities of $34.3 million included net gains from the general securities portfolio of $6.8 million and $27.5 million from the securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights. Net gain on derivatives represents the mark to market of the derivative portfolio used for interest rate risk management. Additional discussion about the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

----------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)
                                                                         Three Months Ended
                                           ---------------------------------------------------------------
                                               Sept. 30,  June 30,     March 31,     Dec.31,    Sept. 30,
                                                  2002      2002          2002         2001       2001
                                           ---------------------------------------------------------------
Brokerage and trading revenue               $    5,878  $    7,014   $    7,092   $    5,926   $    4,938
Transaction card revenue                        13,654      13,439       12,486       11,489       11,679
Trust fees and commissions                       9,605      10,300       10,374        9,740       10,211
Service charges and fees
  on deposit accounts                           18,395      16,391       13,855       13,741       12,961
Mortgage banking revenue, net                   12,556      10,759       10,652       14,923       12,499
Leasing revenue                                    790         822          892          915          810
Other revenue                                    5,105       5,698        5,042        5,578        4,341
----------------------------------------------------------------------------------------------------------
  Total fees and commissions                    65,983      64,423       60,393       62,312       57,439
----------------------------------------------------------------------------------------------------------
Gain on sale of assets                             444           7          676           18           11
Gain (loss) on sales of securities, net         34,341      21,602       (7,581)      (3,770)      19,746
Gain (loss) on derivatives, net                  7,218      (1,453)        (536)      (3,300)      (1,105)
----------------------------------------------------------------------------------------------------------
  Total other operating revenue             $  107,986  $   84,579   $   52,952   $   55,260   $   76,091
----------------------------------------------------------------------------------------------------------

Year to date other operating revenue increased $21.6 million or 13%, excluding net gains on sales of securities and derivatives. Service charges on deposits increased $11.1 million or 30% during the first nine months of 2002 compared to the same period of 2001 due to increases in growth in overdraft privilege fees and growth of treasury services revenue. Transaction card revenue increased $6.6 million or 20% for the nine months ending September 30, 2002 as compared to the same period of 2001 due to increases in merchant fees, ATM network fees and check card fees. Brokerage and trading fees increased 26% or $4.1 million due mostly to institutional sales. These increases are offset slightly by declines in mortgage banking revenue of $1.3 million due to lower servicing fees; see additional discussion in the Lines of Business section of this report.

Year to date net gains on sales of securities of $48.4 million included net gains from the general securities portfolio of $29.3 million and net gains of $19.1 million from the securities portfolio that management has designated as an economic hedge against the risk of loss on mortgage servicing rights. Net gains on sales of derivatives included $519 thousand realized gains from sale of options designated as an economic hedge against the risk of loss on mortgage servicing rights and $4.7 million net gains on interest rate risk management instruments.

Management expects continued growth in other operating revenue. However, increased competition, market saturation and the level of economic activity could affect the future rate of increase. Additionally, BOK Financial's ability to generate fee revenue is affected by numerous market, economic and demographic factors such as equity market performance, consumer spending, and cash management preferences.

OTHER OPERATING EXPENSE

Operating expense for the third quarter of 2002 increased $9.9 million or 12% over the same period of 2001 to $94.5 million, excluding certain significant or nonrecurring items as presented in Table 4. Personnel costs increased $4.5 million or 11%, of which $2.9 million was salaries and benefits attributable to a 2% increase in full time equivalent employees (FTE) and a 6% increase in salaries and benefits per FTE plus a $1.6 million to increases in incentive bonuses tied directly to production. Data processing & communications increased 19% or $2.0 million from the same period 2001 due to transaction costs relating to transaction cards and external processing charges due both to increased volumes. Mortgage banking costs have increased $4.4 million due to an increase in amortization of capitalized mortgage servicing rights. An impairment of mortgage servicing rights of $29.0 million was also recognized due to market conditions existing at this time. These market conditions and impact on the mortgage banking business are more thoroughly discussed in the Lines of Business
- Mortgage Banking section of this report.

During the third quarter of 2002, BOK Financial entered into a contract to change its primary data processing servicer. Expenses incurred to date on this project totaled $218 thousand and quarterly operating expenses are expected to increase by amounts ranging from $950 thousand to $1.6 million over the next year. Management anticipates this change to occur during the second half of 2003.

----------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                        Three Months Ended
                                   -----------------------------------------------------------
                                    Sept. 30,   June 30,  March 31,    Dec. 31,    Sept. 30,
                                      2002        2002      2002        2001          2001
                                   ---------------------------------------------------------
Personnel                          $  44,963  $  44,885  $  43,332    $  42,575  $  40,491
Business promotion                     2,483      3,208      2,878        2,798      2,560
Professional fees and services         2,816      3,732      2,908        4,189      2,983
Occupancy & equipment                 10,578     10,299     10,340       10,637     11,017
Data processing & communications      12,138     11,216     10,438       10,486     10,173
FDIC and other insurance                 468        483        439          388        443
Printing, postage and supplies         3,172      3,018      3,057        3,132      3,141
Net gains and operating
  expenses on repossessed assets         108        656         47          239      1,189
Amortization of intangible assets      1,867      1,882      1,887        5,014      5,015
Mortgage banking costs                11,635      7,791      8,357        9,512      7,191
Provision (recovery) for
impairment
  of mortgage servicing rights        29,042     23,774     (5,278)      (8,861)    15,224
Other expense                          4,425      2,854      4,746        4,692      4,164
--------------------------------------------------------------------------------------------
  Total                            $ 123,695  $ 113,798  $  83,151    $  84,801  $ 103,591
--------------------------------------------------------------------------------------------

Amortization of intangible assets decreased $3.1 million for the quarter ending September 30, 2002 and $9.5 million year to date. The implementation of FAS 142 and FAS 147 accounted for $2.6 million of the quarter ending September 30, 2002 change and $7.7 million of the year to date change. FAS 142 established new rules of accounting for intangible assets. FAS 147 applied FAS 142 to goodwill resulting from certain business combinations, such as branch acquisitions. Under these new rules, intangible assets with indefinite lives such as goodwill are no longer be amortized but are subject to impairment testing. Other intangible assets will continue to be amortized over their useful lives. FAS 142 was applied to periods after adoption on January 1, 2002. FAS 147 was adopted September 30, 2002, effective January 1, 2002, restating the first and second quarter of 2002; prior years are not restated for this change in accounting. If these rules had been applied retroactively to the prior year, operating expense would have decreased $2.6 million for the quarter ended September 30, 2001 and $7.7 million for the nine months ended September 30, 2001.

------------------------------------------------------------------------------------------------------
TABLE 4 - OTHER OPERATING EXPENSE, EXCLUDING CERTAIN SIGNIFICANT OR NONRECURRING ITEMS
(In thousands)
                                                             Three Months Ended
                                      ----------------------------------------------------------------
                                         Sept. 30,   June 30,     March 31,   Dec.31,      Sept. 30,
                                             2002      2002         2002        2001         2001
                                      ----------------------------------------------------------------
Total other operating expense           $  123,695  $ 113,798    $  83,151   $  84,801   $  103,591
Net gains and operating costs from
   repossessed assets                         (108)      (656)         (47)       (239)      (1,189)
Proforma effect of FAS 142 and 147               -          -            -      (2,575)      (2,575)
(Provision) recovery for impairment of
  mortgage servicing rights                (29,042)   (23,774)       5,278       8,861      (15,224)
------------------------------------------------------------------------------------------------------
  Total                                 $   94,545  $  89,368    $  88,382   $  90,848   $   84,603
------------------------------------------------------------------------------------------------------

Year to date other operating expense increased $21.6 million or 9% over same period of 2001, excluding certain significant or nonrecurring items. Personnel costs increased $11.9 million or 10% due to increased full time equivalent employees and incentive compensation tied directly to production. Data processing and communications increased $4.3 million due to volume. Mortgage banking costs increased $7.0 million due to increased amortization of mortgage servicing rights, detailed discussion can be found in the Lines of Business - Mortgage Banking section of this report.

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

BOK Financial allocates resources and evaluates performance of its lines of business after the allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds provided from one segment to another is transfer-priced at rates that approximate market for funds with similar duration. Deposit accounts with indeterminate maturities are transfer-priced at a rolling average rate based on expected duration of the accounts. Over the past year, the average transfer-pricing rate for these deposit accounts decreased by approximately 250 basis points. The impact of this significant decline in transfer-pricing rates shifted net interest revenue from the providers of funds, primarily consumer banking, trust services and regional banks, to funds management. This is reflected in net interest revenue in the funds management department of $13.8 million for the quarter ended September 30, 2002 compared to $10.9 million for the third quarter of 2001.

Corporate Banking

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and seven surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed $12.7 million or 29% to consolidated net income for the third quarter of 2002 and $36.2 million or 32% for the nine months ending September 31, 2002. This compares to $11.8 million or 39% of consolidated net income for the third quarter of 2001 and $34.1 million or 40% for the nine months ended September 30, 2001. The decrease in net interest revenue from external sources was due to lower loan yields. The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division.

Table 5  Corporate Banking
 (In thousands)

                                      Three months ended Sept. 30,    Nine months ended Sept. 30,
                                      ----------------------------- ------------------------------
                                         2002           2001            2002             2001
                                      ------------ --------------- -------------------------------
NIR (expense) from external sources  $   39,424    $    49,458     $   117,568      $   158,456
NIR (expense) from internal sources     (11,948)       (20,172)        (36,077)         (72,083)
                                      ------------   -------------   -------------   -------------
Total net interest revenue               27,476         29,286          81,491           86,373

Other operating revenue                   8,030          7,150          24,629           21,768
Operating expense                        14,271         14,212          43,154           42,606
Provision for loan loss                     507          2,775           4,037            9,520
Net income                               12,689         11,761          36,238           34,103

Average assets                       $3,957,383    $ 3,810,837     $ 3,981,424      $ 3,803,639
Average equity                          446,537        436,475         448,619          437,638

Return on assets                           1.27%          1.22%           1.22%            1.20%
Return on equity                          11.27%         10.69%          10.80%           10.42%
Efficiency ratio                          40.19%         39.01%          40.67%           39.40%


Consumer Banking

The Consumer Banking Division, which provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma, contributed $2.2 million or 5% to consolidated net income for the third quarter of 2002 and $5.9 million or 5% for the nine months ended September 30, 2002. This compares to $4.0 million or 13% of consolidated net income for the third quarter of 2001 and $13.2 million or 15% for the nine months ended September 30, 2001. Revenue from internal sources, primarily funds provided to other business lines, decreased $7.2 million due to lower transfer pricing rates. At the same time, expense from external sources decreased $2.9 million due to lower interest paid on deposit accounts. Other operating revenue increased $3.3 million or 44% over third quarter of 2001 due primarily to increases in service charges from an overdraft privilege product initiated during the second quarter of 2002. The increase in provision for loan loss, which represents actual net charge-offs, of $1.6 million during the third quarter compared to same quarter 2001, was due to $863 thousand of charge-offs from the overdraft privilege product and $696 thousand to indirect auto loans.

Table 6  Consumer Banking
(In thousands)

                                         Three months ended Sept. 30,       Nine months ended Sept. 30,
                                       --------------------------------- -----------------------------------
                                            2002             2001               2002               2001
                                        ------------- -- -------------- ---------------------- -------------
NIR (expense)  from external sources $      (4,599)   $      (7,514)    $       (13,335)    $     (28,886)
NIR (expense) from internal sources         15,126           22,284              46,543            75,286
                                        -------------    --------------    ---------------     -------------
Total net interest revenue                  10,527           14,770              33,208            46,400

Other operating revenue                     10,784            7,496              27,953            22,166
Operating expense                           15,315           14,835              46,606            44,203
Provision for loan loss                      2,444              885               4,830             2,821
Net income                                   2,171            4,000               5,942            13,162

Average assets                       $   2,311,550    $   2,182,276     $     2,322,765     $   2,184,837
Average equity                              72,929           67,755              72,964            68,301

Return on assets                               0.37%            0.73%               0.34%           0.81%
Return on equity                              11.81%           23.42%              10.89%          25.77%
Efficiency ratio                              71.86%           66.63%              76.20%          64.47%

Mortgage Banking

The Mortgage Banking Division contributed $4.9 million or 11% to consolidated net income for the third quarter of 2002 compared to $2.4 million or 8% for the third quarter of 2001. Year to date September 30, 2002 the Mortgage Banking Division contributed $13.1 million or 12% to consolidated net income compared to $7.2 million or 8% for the same period of 2001. Economic hedging activities contributed realized gains of $27.5 million that substantially offset a $29.0 million provision for impairment of mortgage servicing rights.

Revenue from loan production activities was $11.8 million for the third quarter of 2002 compared to $8.1 million for the same period of 2001 due primarily to an increase in loan volumes. Mortgage loans originated totaled $347 million compared to $264 million for the third quarter of 2001. Pre-tax income from loan origination activities totaled $7.3 million in 2002 compared to $3.6 million in 2001. Approximately 66% of the loans originated during the third quarter of 2002 were in Oklahoma.

Mortgage servicing fees totaled $6.9 million for the third quarter of 2002 compared to $7.3 million in 2001. The decrease in mortgage servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. Amortization of mortgage servicing rights, which is included in operating expenses, totaled $10.2 million in the third quarter of 2002 compared to $5.5 million in 2001 due to an increase in loan prepayments. The valuation allowance from impairment of mortgage servicing rights totaled $29.0 million. Net realized gains from sales of securities designated as an economic hedge of the mortgage servicing portfolio totaled $27.5 million. These factors combined for pre-tax income on mortgage servicing activities of $342 thousand for the third quarter of 2002 compared to a pre-tax loss of $165 thousand for 2001. See the Market Risk section of this report for additional discussion of the prepayment risk of the mortgage servicing portfolio and related hedging strategies.

Table 7  Mortgage Banking
(In thousands)
                                         Three months ended Sept. 30,  Nine months ended Sept. 30,
                                           ---------------------------- --------------------------
                                              2002          2001          2002           2001
                                           ------------ -------------- ---------------------------
NIR (expense)  from external sources      $    8,508    $    7,511     $   24,291     $  24,435
NIR (expense) from internal sources           (3,258)       (4,645)       (11,222)      (17,239)
                                           ------------   ------------   -----------    ----------
Total net interest revenue                     5,250         2,866         13,069         7,196

Capitalized mortgage servicing rights          4,318         3,773         14,235        11,572
Other operating revenue                       12,301         9,392         25,512        25,493
Operating expense                             15,247        11,383         38,719        33,629
Provision (recovery) for impairment of
   mortgage servicing rights                  29,042        15,224         47,538        24,412
Gains (losses) on sales of financial          27,490        13,165         19,587        23,847
instruments
Net income (loss)                              4,888         2,364         (6,719)        6,127

Average assets                            $  666,978    $  636,058     $  672,565     $ 633,526
Average equity                                53,249        41,975         60,251        42,592

Return on assets                                 2.91%         1.47%         (1.34)%      1.29%
Return on equity                                36.42%        22.34%        (14.91)%     19.23%
Efficiency ratio                                69.72%        71.01%         73.31%      75.98%

Trust Services

Trust Services, which includes institutional, investment and retirement products and services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies, contributed $1.2 million or 3% of consolidated net income for the third quarter of 2002 and $4.9 million or 4% for the nine months ending September 30, 2002. This compared to $2.5 million or 8% of consolidated net income for the third quarter of 2001 and $7.6 million or 9% for the nine months ending September 30, 2001. Other operating revenue declined $705 thousand compared to the third quarter of 2001 due to declines in the asset values on which many fees are based. At September 30, 2002, trust assets with an aggregate market value of $16.4 billion were subject to various fiduciary arrangements compared to $16.6 billion at September 30, 2001.

Table 8  Trust Services
(In thousands)

                                      Three months ended Sept. 30,  Nine months ended Sept. 30,
                                        -------------------------- --------------------------
                                          2002         2001          2002           2001
                                        ----------- ------------- ---------------------------
NIR (expense)  from external sources  $      279    $      42     $    1,078     $    (391)
NIR (expense) from internal sources        2,148        3,366          6,153        10,799
                                        -----------  ------------  ------------   -----------
Total net interest revenue                 2,427        3,408          7,231        10,408

Other operating revenue                    9,554       10,259         30,162        31,065
Operating expense                          9,691        9,640         29,044        29,024
Net income                                 1,208        2,460          4,879         7,606

Average assets                        $  522,299    $ 468,457     $  527,098     $ 471,569
Average equity                            44,080       40,345         44,312        40,380

Return on assets                             0.92%        2.08%          1.24%       2.16%
Return on equity                            10.88%       24.19%         14.72%      25.18%
Efficiency ratio                            80.89%       70.53%         77.67%      69.98%


Regional Banking

Regional banks include Bank of Texas, Bank of Albuquerque, and Bank of Arkansas. Each of these banks provides a full range of corporate and consumer banking, trust services and retail investments in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $10.3 million or 23% to consolidated net income for the third quarter 2002 and $26.4 million or 24% for the nine months ended September 30, 2002. This compared to $7.8 million or 26% of consolidated net income for the third quarter of 2001 and $23.6 million or 27% for the nine months ended September 30, 2001. BOK Financial's operations in Texas, New Mexico and Arkansas contributed $6.8 million, $3.1 million, and $397 thousand, respectively, to consolidated net income for the third quarter of 2002. This compared to net income of $5.4 million, $2.0 million, and $428 thousand, respectively, for the third quarter 2001.

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

Table 9  Regional Banking
(In thousands)

                                        Three months ended Sept. 30,    Nine months ended Sept. 30,
                                          ---------------------------- -----------------------------
                                             2002          2001           2002             2001
                                          ------------ -------------- ------------------------------
NIR (expense)  from external sources     $   28,794    $   35,076     $   100,950     $   101,744
NIR (expense) from internal sources           2,359        (3,164)         (9,615)         (8,055)
                                          ------------  -------------   ------------    ------------
Total net interest revenue                   31,153        31,912          91,335          93,689

Other operating revenue                       7,309         4,954          19,261          14,400
Operating expense                            22,688        23,397          67,335          67,204
Provision for loan loss                       1,583         1,357           5,119           3,542
Gains (losses) on sales of financial            519           279           3,480             (70)
instruments
Net income                                   10,317         7,836          26,423          23,587
Tangible net income                          11,895        11,606          31,158          35,013

Average assets                           $3,763,527    $3,254,156     $ 3,787,722     $ 3,286,842
Average equity                              441,080       397,677         443,454         402,729

Tangible return on assets                      1.25%         1.41%           1.10%           1.42%
Tangible return on equity                     10.70%        11.58%           9.39%          11.62%
Efficiency ratio                              58.99%        63.46%          60.88%          62.17%


ASSESSMENT OF FINANCIAL CONDITION

SECURITIES PORTFOLIO

The securities portfolio totaled $4.3 billion at September 30, 2002 compared to $3.8 billion at June 30, 2002 and $3.7 billion at December 31, 2001. Mortgage-backed securities classified as available for sale were $4.0 billion at September 30, 2002, $3.5 billion at June 30, 2002 and $3.3 billion at December 31, 2001. Management's strategy during the third quarter was to sell securities that had limited potential for further appreciation and to replace them with lower-yielding securities with less prepayment risk. This strategy resulted in realized gains of $6.8 million, excluding net gains on sales of securities designated as an economic hedge of the mortgage servicing portfolio. The net growth in mortgage-backed securities since June 30, 2002 was intended to take advantage of a steeper yield curve for such securities and anticipated prepayments during the fourth quarter. Net unrealized gains in the securities portfolio increased from $55.3 million at June 30, 2002 to $71.5 million at September 30, 2002.

LOANS

The aggregate loan portfolio at September 30, 2002 totaled $6.6 billion compared to $6.3 billion at June 30, 2002. Total loans increased by $228 million or 4%, excluding a $54 million increase in residential mortgage loans held for sale. The increase in loans was due primarily to a $135 million increase in commercial loans. Commercial loan demand accelerated in the third quarter after being flat during the first half of 2002.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS
          (In thousands)
                                         Sept. 30,         June 30,       March 31,        Dec. 31,       Sept. 30,
                                           2002              2002            2002            2001            2001
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,006,151    $     936,381   $     970,234   $     987,556    $     942,381
  Manufacturing                            507,798          513,019         499,870         467,260          490,839
  Wholesale/retail                         671,127          655,081         613,612         600,470          585,351
  Agricultural                             154,221          134,612         156,334         170,861          199,155
  Services                               1,166,193        1,118,239       1,075,852       1,084,480        1,087,329
  Other commercial and industrial          286,972          300,239         339,355         364,123          313,801
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   3,792,462        3,657,571       3,655,257       3,674,750        3,618,856
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
  Construction and land development        331,073          320,730         329,335         327,455          330,964
  Multifamily                              309,173          297,576         301,402         291,687          252,093
  Other real estate loans                  767,083          744,391         739,646         722,633          767,012
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,407,329        1,362,697       1,370,383       1,341,775        1,350,069
---------------------------------------------------------------------------------------------------------------------
Residential mortgage:
  Secured by 1-4 family
    residential properties                 849,254          795,834         726,228         703,080          753,153
  Residential mortgages held for           136,330           82,714          89,439         166,093           94,219
sale
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage           985,584          878,548         815,667         869,173          847,372
---------------------------------------------------------------------------------------------------------------------
Consumer                                   409,779          414,571         407,909         409,680          402,117
---------------------------------------------------------------------------------------------------------------------
  Total                              $   6,595,154    $   6,313,387   $   6,249,216   $   6,295,378    $   6,218,414
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to the services industry totaled $1.2 billion or 18% of total loans at September 30, 2002. Services included loans of $107 million to the healthcare industry, $214 million to nursing homes and $69 million to the hotel industry. Energy loans represent 15% of the total loan portfolio. This category included loans to oil and gas producers that totaled $819 million, an increase of $60 million during the quarter. Agriculture included $135 million of loans to the cattle industry, an increase of $16 million. Other notable loan concentrations by primary industry of the borrowers are presented in Table 10.

Commercial real estate loans totaled $1.4 billion or 21% of total loans at September 30, 2002. Construction and land development loans included $269 million for single-family residential lots and premises. The major components of other commercial real estate loans were office buildings, $306 million and retail facilities, $189 million. Loans secured by office buildings increased $34 million during the quarter while loans secured by retail facilities decreased $11 million.

Residential mortgage loans included $315 million of home equity loans, $316 million of mortgage loans held for business relationship and community investment purposes, and $200 million of adjustable rate mortgage loans. The increase in residential mortgage loans during the third quarter included $34 million of loans held for business relationship and community investment purposes and $23 million of adjustable rate mortgages. Consumer loans included $179 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 25% of the indirect automobile loan portfolio was considered sub-prime.

While BOK Financial continues to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Loan growth attributed to Oklahoma, excluding mortgage loans held for sale, totaled $207 million or 5% during the third quarter. This included $40 million of commercial loan growth in the Denver loan production office. Table 11 reflects the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
TABLE 11 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)

                                      Sept. 30,     June 30,       March 31,      Dec. 31,     Sept. 30,
                                        2002          2002           2002          2001          2001
                                    ---------------------------------------------------------------------
Oklahoma:
   Commercial                        $2,663,752    $ 2,547,218   $ 2,594,237   $2,606,977    $ 2,610,357
   Commercial real estate               790,638        752,757       743,728      739,419        741,978
   Residential mortgage                 750,293        642,080       588,329      642,116        613,565
   Consumer                             311,877        314,061       312,505      314,060        300,193
                                    ---------------------------------------------------------------------
     Total Oklahoma                  $4,516,560    $ 4,256,116   $ 4,238,799   $4,302,572    $ 4,266,093
                                    ---------------------------------------------------------------------
Texas:
   Commercial                        $  789,846    $   773,649   $   771,167   $  775,788    $   760,686
   Commercial real estate               391,207        381,068       400,350      380,602        378,364
   Residential mortgage                 149,983        148,463       138,987      136,181        137,482
   Consumer                              85,651         88,783        83,985       85,347         91,513
                                    ---------------------------------------------------------------------
     Total Texas                     $1,416,687    $ 1,391,963   $ 1,394,489   $1,377,918    $ 1,368,045
                                    ---------------------------------------------------------------------
Albuquerque:
   Commercial                        $  276,222    $   270,278   $   222,960   $  219,257    $   195,054
   Commercial real estate               141,298        142,829       139,044      136,425        146,512
   Residential mortgage                  80,298         82,926        83,310       85,309         90,864
   Consumer                              10,191          9,711         9,245        8,200          8,109
                                    ---------------------------------------------------------------------
     Total Albuquerque               $  508,009    $   505,744   $   454,559   $  449,191    $   440,539
                                    ---------------------------------------------------------------------
Northwest Arkansas:
   Commercial                        $   62,642    $    66,426   $    66,893   $   72,728    $    52,759
   Commercial real estate                84,186         86,043        87,260       85,329         83,215
   Residential mortgage                   5,010          5,079         5,042        5,567          5,461
   Consumer                               2,060          2,016         2,174        2,073          2,302
                                    ---------------------------------------------------------------------
     Total Northwest Arkansas        $  153,898    $   159,564   $   161,369   $  165,697    $   143,737
                                    ---------------------------------------------------------------------


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

The fair values of energy derivative contracts included in other assets and other liabilities each totaled $40 million at September 30, 2002. The primary dealer counterparties on asset contracts were BankOne, $1.8 million; Coral Energy, $4.7 million; JP Morgan Chase, $5.6 million; Morgan Stanley, $1.7 million. A deterioration of the credit standing of one or more of the counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contract.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $111 million at September 30, 2002, compared to $108 million at June 30, 2002 and $96 million at September 30, 2001. This represented 1.72%, 1.73% and 1.57% of total loans, excluding loans held for sale, at September 30, 2002, June 30, 2002 and September 30, 2001, respectively. Losses on loans held for sale, principally residential mortgage loans, are charged to earnings through adjustments in carrying value to the lower of cost or market value in accordance with accounting standards applicable to mortgage banking. Consumer loans charged off increased to $3.2 million in the third quarter of 2002 compared to $2.3 million in the preceding quarter and $1.6 million in the third quarter of 2001. This reflected increased losses on indirect automobile loans and on a consumer overdraft privilege that was initiated earlier in 2002. Table 12 presents statistical information regarding the reserve for loan losses for the past five quarters.

-------------------------------------------------------------------------------------------------
TABLE 12 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                   --------------------------------------------------------------
                                     Sept. 30,   June 30,     March 31,   Dec. 31,     Sept. 30,
                                       2002        2002         2002         2001         2001
                                   --------------------------------------------------------------
Beginning balance                   $ 108,084  $  105,900   $  101,905  $  96,051    $  90,036
 Loans charged-off:
  Commercial                            2,873       3,378        3,525      3,803        4,241
  Commercial real estate                    -           -          123         62            -
  Residential mortgage                     88          11           94        102           37
  Consumer                              3,164       2,258        2,514      1,993        1,561
-------------------------------------------------------------------------------------------------
  Total                                 6,125       5,647        6,256      5,960        5,839
-------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                             332         169          334        196          285
   Commercial real estate                   9          45           49        139            5
   Residential mortgage                   118           6           20         25            7
   Consumer                               779         777          982        937          534
-------------------------------------------------------------------------------------------------
    Total                               1,238         997        1,385      1,297          831
-------------------------------------------------------------------------------------------------
Net loans charged-off                   4,887       4,650        4,871      4,663        5,008
Provision for loan losses               8,029       6,834        8,866     10,517       11,023
-------------------------------------------------------------------------------------------------
Ending balance                      $ 111,226  $  108,084   $  105,900  $ 101,905    $  96,051
-------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                      1.72%       1.73%        1.72%      1.66%        1.57%
 Net loan losses (annualized)
  to average loans (1)                    .31        0.30         0.32       0.30         0.33
-------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale which are carried at the lower of aggregate cost or market value.

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

All significant criticized loans are reviewed quarterly. Specific reserves for impairment are determined through evaluation of future cash flow and collateral value in accordance with generally accepted accounting principles and regulatory standards. At September 30, 2002, specific impairment reserves totaled $3.4 million on total impaired loans of $48 million.

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

A nonspecific reserve for loan losses is maintained for risks beyond those factors specific to a particular loan or those identified by the migration analysis. These factors include trends in the general economic conditions in BOK Financial's primary lending areas, duration of the business cycle, specific conditions in industries where BOK Financial has a concentration of loans and overall growth in the loan portfolio. Additional factors considered are bank regulatory examination results, error potential in the migration analysis model or the underlying data and other relevant factors. A range of potential losses is determined for each factor identified. At September 30, 2002, the range of potential losses for the more significant factors were:

General economic conditions  -      $4.5 million to $5.5 million
Concentration of large loans  -     $1.2 million to $2.5 million
Loan portfolio growth  -            $1.4 million to $2.8 million

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

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $60 million at September 30, 2002, $45 million at June 30, 2002 and $55 million at September 30, 2001, is presented in Table 13. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Newly identified nonaccruing loans totaled $22.8 million during the third quarter of 2002, including $14.7 million of loans related to the cattle industry and $4.6 million of loans related to the energy industry. Total nonaccruing loans decreased by $1.0 million from cash payments received and $1.0 million from losses charged against the loan loss reserve. Two loans with a combined outstanding balance of $5.5 million were returned to accruing status based on a satisfactory payment history and improved outlook.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - NONPERFORMING ASSETS
(In thousands)
                                                   Sept. 30,    June 30,        March 31,    Dec. 31,    Sept. 30,
                                                      2002        2002            2002         2001         2001
                                               ----------------------------------------------------------------------
Nonperforming assets:
 Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    41,093   $    28,803   $    33,784  $    35,075   $    39,377
   Commercial real estate                             5,788         4,388         3,360        3,856         4,338
   Residential mortgage                               6,025         4,486         4,182        4,140         4,060
   Consumer                                             556           605           555          469           333
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           53,462        38,282        41,881       43,540        48,108
Renegotiated loans                                        -             -             -           27           618
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         53,462        38,282        41,881       43,567        48,726
Other nonperforming assets                            6,427         6,630         7,655        7,141         6,522
---------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                     $    59,889   $    44,912   $    49,536  $    50,708   $    55,248
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                                208.05%       282.34%       252.86%      233.90%       197.12%
 Nonperforming loans to
  period-end loans (2)                                 0.83          0.72          0.68         0.71          0.80
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                   $    10,274   $    12,215    $   13,023   $    8,108   $    16,143
---------------------------------------------------------------------------------------------------------------------
(1)  Includes residential mortgages guaranteed by agencies of the U.S.
     Government
                                                $     6,640   $     6,764   $     6,314  $     6,222   $     6,200
    Excludes residential mortgages guaranteed
     by agencies of the U.S. Government in
     foreclosure.                                     4,931         4,853         4,044        4,396         4,925
(2) Excludes residential mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. These loans are not included in nonperforming assets because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated. However, known information causes management to have concerns as to the borrower's ability to comply with the current repayment terms. Potential problem loans totaled $71 million at September 30, 2002 compared to $68 million at June 30, 2002 and $38 million at September 30, 2001. At September 30, 2002, the composition of potential problem loans by primary industry categories included management of recreational properties, $16 million; manufacturing, $12 million; healthcare, $11 million and energy, $11 million.


CAPITAL

Shareholders' equity totaled $980 million at September 30, 2002 compared to $924 million at June 30, 2002. The increase in equity was due primarily to net income of $44 million and a $10 million increase in unrealized gains on available for sale securities.

BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. At September 30, 2002, BOK Financial and each of its subsidiary banks exceeded the regulatory definition of well capitalized.


--------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                          Sept. 30   June 30,    March 31,   Dec. 31,  Sept. 30,
                             2002      2002         2002      2001         2001
                           -----------------------------------------------------
Average shareholders' equity
  to average assets         8.38%        8.01%       7.93%      7.91%      7.86%
Risk-based capital:
  Tier 1 capital            9.03         8.69        8.49       8.08       7.83
  Total capital            12.43        12.11       11.99      11.56      11.35
Leverage                    6.99         6.78        6.63       6.38       6.27


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

BOK Financial's primary interest rate exposures that can affect the simulation model are included the Federal Reserve Bank's discount rate, which affects short-term borrowings, and the prime lending rate and the London Interbank Offering Rate, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 15 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are shown in Table 16.

Table 15 - INTEREST RATE SENSITIVITY
 (Dollars in Thousands)

                                         Increase                       Decrease
                                 -------------------------- ----------------------------------------------
                                          200 bp                100 bp 200 bp              Most Likely
                                 ------------------------  ------------------------   --------------------
                                     2002       2001         2002        2001          2002       2001
                                 ------------- ----------  ----------- ------------   ---------- ---------
Anticipated impact over the next twelve months:
   Net interest revenue               $10,380    $ 6,001    $ (4,928)    $ (9,525)      $3,769    $ 3,124
                                          2.8%       1.7%       (1.3)%       (2.7)%        1.0%       0.9%
-------------------------------- --------------------------- ------------------------ ---------------------
   Net income                         $ 6,487    $ 3,751    $ (3,080)    $ (5,953)      $2,355    $ 1,953
                                          4.7%       2.9%       (2.3)%       (4.6)%        1.7%       1.5%
-------------------------------- --------------------------- ------------------------ ---------------------
   Economic value of equity           $12,919   $(27,563)   $(40,374)   $(118,993)     $49,822    $10,258
                                          1.0%      (2.1)%      (3.0)%       (9.0)%        3.7%       0.8%
-------------------------------- --------------------------- ------------------------ ---------------------

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

At September 30, 2002, securities with a fair value of $175 million and an unrealized gain of $6.0 million were held for the hedge program. This unrealized gain, net of income taxes, is included in shareholders' equity as part of other comprehensive income. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At September 30, 2002, the pre-tax results of this modeling on reported earnings were:

TABLE 16 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:                     --------------   ---------------
Mortgage servicing rights                    $ 21,681         $(10,491)
Hedging securities                              ( 341)(1)        6,283
                                          ----------------- ----------------
   Net                                        $ 21,340        $ (4,208)
                                          ----------------- ----------------
(1) Anticipated decrease in value of hedging instruments totals $6.3 million, which would reduce the existing unrealized gain before any losses would be realized.


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

BOK Financial uses interest rate swaps, a derivative product, in managing its interest rate sensitivity. These products are generally used to more closely match interest paid on certain fixed rate loans with funding sources and long-term certificates of deposits with earning assets. Credit risk from these swaps is closely monitored and counterparties to these contracts are assigned swap limits based on a credit analysis of the counterparties. Derivative products are not used for speculative purposes.

BOK Financial recorded net unrealized gains on interest rate swaps of $7.2 million during the third quarter of 2002. These gains are primarily attributable to the interest rate swaps associated with fixed-rate certificates of deposit. These swaps increased in value as interest rates declined. Concurrently, the fixed-rate certificates of deposit decreased in value. Because management did not designate these interest rate swaps as hedges for accounting purposes, the decreased value of the certificates of deposit is not currently recognized. These gains may be reversed in future periods either due to rising interest rates or through periodic settlements of the interest rate swaps over their remaining lives.

---------------------------------------------------------------------------------------------------
TABLE 17 - INTEREST RATE SWAPS
(In Thousands)

              Notional            Pay                  Receive             Positive       Negative
               Amount             Rate                   Rate             Fair Value     Fair Value
              --------------------------------------------------------------------------------------
Expiration:
2004            $71,945     1.79%(1) - 4.22%       1.81%(1) - 7.36%      $    4,532      $    (437)
2006            220,739     1.79%(1) - 5.85%       1.81%(1) - 5.85%           5,368         (1,657)
2007             275,000         1.79%(1)            4.09% - 4.51%             5,488              -
2009              5,466     1.81%(1) - 4.75%       1.81%(1) - 4.75%             357           (357)
2011             45,033      5.21% - 5.51%              1.81%                     -         (3,642)
----------------------------------------------------------------------------------------------------
                                                                          $  15,745       $ (6,093)
                                                                       -----------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.


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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $100 million and the VAR to $6.5 million. At September 30, 2002, the nominal aggregate trading positions was $16.9 million and the VAR was $418 thousand. The greatest value at risk during the third quarter of 2002 was $1.1 million.


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

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of BOK Financial's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of BOK Financial's disclosure controls and procedures. Based on that evaluation, BOK Financial's management, including the CEO and CFO, concluded that BOK Financial's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in BOK Financial's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 2001 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

--------------------------------------------------- -- --------- --- ------------- -- ------------- --- ------------
Unaudited Consolidated Statement of Earnings
(In Thousands Except Share Data)
                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                     ----------------------------- -- ------------------------------
                                                        2002             2001             2002             2001
                                                     ----------- --- ------------- -- ------------- --- ------------
Interest Revenue
Loans                                             $     95,588    $     113,936     $    281,978       $   355,875
Taxable securities                                      46,473           44,705          141,191           138,687
Tax-exempt securities                                    2,103            2,898            7,206            10,270
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
   Total securities                                     48,576           47,603          148,397           148,957
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Trading securities                                         209              194              583               835
Funds sold                                                  57              130              199               744
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
   Total interest revenue                              144,430          161,863          431,157           506,411
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Interest Expense
Deposits                                                37,057           50,779          112,055           167,221
Other borrowings                                        12,598           23,687           39,273            91,276
Subordinated debenture                                   2,725            2,871            8,171             8,159
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
   Total interest expense                               52,380           77,337          159,499           266,656
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Net Interest Revenue                                    92,050           84,526          271,658           239,755
Provision for Loan Losses                                8,029           11,023           23,729            27,093
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Net Interest Revenue After Provision for Loan
   Losses                                               84,021           73,503          247,929           212,662
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Other Operating Revenue
Brokerage and trading revenue                            5,878            4,938           19,984            15,896
Transaction card revenue                                13,654           11,679           39,579            32,992
Trust fees and commissions                               9,605           10,211           30,279            30,827
Service charges and fees on deposit accounts            18,395           12,961           48,641            37,543
Mortgage banking revenue, net                           12,556           12,499           33,967            35,232
Leasing revenue                                            790              810            2,504             2,830
Other revenue                                            5,105            4,341           15,845            14,509
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Total fees and commissions revenue                      65,983           57,439          190,799           169,829
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Gain on sales of assets                                    444               11            1,127               539
Gain (loss) on sales of securities, net                 34,341           19,746           48,362            34,409
Gain (loss) on derivatives                               7,218           (1,105)           5,229              (761)
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Total other operating revenue                          107,986           76,091          245,517           204,016
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Other Operating Expense
Personnel                                               44,963           40,491          133,180           121,260
Business promotion                                       2,483            2,560            8,569             7,860
Professional fees and services                           2,816            2,983            9,456             9,202
Occupancy & equipment                                   10,578           11,017           31,217            32,127
Data processing & communications                        12,138           10,173           33,792            29,527
FDIC and other insurance                                   468              443            1,390             1,329
Printing, postage and supplies                           3,172            3,141            9,247             9,197
Net gains and operating expenses on
   repossessed assets                                      108            1,189              811             1,162
Amortization of intangible assets                        1,867            5,015            5,636            15,099
Mortgage banking costs                                  11,635            7,191           27,783            20,749
Provision (recovery) for impairment of
   mortgage servicing rights                            29,042           15,224           47,538            24,412
Other expense                                            4,425            4,164           12,025            12,037
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Total other operating expense                          123,695          103,591          320,644           283,961
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Income Before Taxes                                     68,312           46,003          172,802           132,717
Federal and state income tax                            24,183           16,216           61,172            46,783
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Income before cumulative effect of a change
    in accounting principle, net of tax                 44,129           29,787          111,630            85,934
Transition adjustment of adoption of FAS 133                 -                -                -               236
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Net Income                                        $     44,129    $      29,787          111,630           $86,170
----------------------------------------------- ---- ----------- --- ------------- -- ------------- --- ------------
Earnings Per Share:
Basic:
Before cumulative effect of change in
    accounting principle                          $      0.83       $     0.56       $     2.09        $     1.62
Transition adjustment of adoption of FAS 133            -                -                 -                 -
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- ------------
Net Income                                        $      0.83       $     0.56       $     2.09        $     1.62
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- ------------
Diluted:
Before cumulative effect of change in
    accounting principle                          $      0.73       $     0.50       $     1.85        $     1.45
Transition adjustment of adoption of FAS 133                -                -                 -                 -
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- ------------
Net Income                                        $      0.73       $     0.50       $     1.85        $     1.45
---------------------------------------------- --- ------------- --- ------------- -- ------------- --- ------------
Average Shares Used in Computation:
   Basic                                           53,008,737       52,582,819       52,937,235        52,482,061
-------------------------------------------- -- ----------------- ----------------- ---------------- ----------------
   Diluted                                         60,240,222       59,875,805       60,198,389        59,622,109
---------------------------------------------- ----------------- ----------------- ---------------- ----------------

--------------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

                                                                 September 30,     December 31,      September 30,
                                                                      2002             2001               2001
                                                                  --------------------------------------------------
ASSETS
Cash and due from banks                                        $      531,269    $      643,938    $      516,675
Funds sold                                                              8,315             3,400            22,100
Trading securities                                                      6,791            10,327            17,753
Securities:
  Available for sale                                                3,463,280         2,815,070         2,542,135
  Available for sale securities pledged to creditors                  657,655           634,479           435,725
  Investment (fair value:  September 30, 2002 - $199,739;
    December 31, 2001 -$242,628;
    September 30, 2001 - $245,368)                                    195,643           241,113           242,735
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                4,316,578         3,690,662         3,220,595
--------------------------------------------------------------------------------------------------------------------
Loans                                                               6,595,154         6,295,378         6,218,414
Less reserve for loan losses                                         (111,226)         (101,905)          (96,051)
--------------------------------------------------------------------------------------------------------------------
  Net loans                                                         6,483,928         6,193,473         6,122,363
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           144,389           141,425           139,356
Accrued revenue receivable                                             65,935            68,728            70,984
Intangible assets, net                                                145,940           152,076           157,090
Mortgage servicing rights, net                                         42,252            98,796            91,338
Real estate and other repossessed assets                                6,427             7,141             6,522
Bankers' acceptances                                                   28,365            15,393            25,294
Other assets                                                          125,221           116,243           134,338
--------------------------------------------------------------------------------------------------------------------
Total assets                                                   $   11,905,410    $   11,141,602    $   10,524,408
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,359,893    $    1,366,690    $    1,206,858
Interest-bearing deposits:
  Transaction                                                       2,821,579         2,559,714         2,317,882
  Savings                                                             164,188           158,234           157,158
  Time                                                              3,128,317         2,821,106         2,994,422
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                                  7,473,977         6,905,744         6,676,320
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase
  agreements                                                        1,730,894         1,601,989         1,634,355
Other borrowings                                                    1,098,242         1,220,948         1,021,736
Subordinated debentures                                               185,640           186,302           186,523
Accrued interest, taxes and expense                                    78,187            67,014            79,031
Amount due on unsettled security transactions                         242,148           231,660                 -
Bankers' acceptances                                                   28,365            15,393            25,294
Other liabilities                                                      87,945            84,069            80,510
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                              10,925,398        10,313,119         9,703,769
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding
  September 30, 2002 -53,690,698;  December 31, 2001
  -  51,737,154; September 30, 2001 - 51,563,050)                           3                 3                 3
Capital surplus                                                       382,489           323,860           317,643
Retained earnings                                                     570,114           511,301           481,544
Treasury stock (shares at cost: September 30, 2002 -
654,217;
  December 31, 2001 - 541,240; September 30, 2001 - 498,502)          (16,362)          (12,498)          (11,142)
Accumulated other comprehensive income (loss)                          43,743             5,792            32,566
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                        980,012           828,483           820,639
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $   11,905,410    $   11,141,602    $   10,524,408
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
(In Thousands)
                                                            Accumulated
                                                               Other
                        Preferred Stock     Common Stock    Comprehensive Capital  Retained     Treasury Stock
                       ------------------------------------                                  --------------------
                         Shares   Amount    Shares   Amount  Income(loss) Surplus  Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2000     250,000   $   25    49,706   $    3   $ 3,320    $278,882  $431,390     488   $ (10,044)  $703,576
Comprehensive income:
  Net income                  -        -         -        -         -         -      86,170       -           -     86,170
   Other Comprehensive
    income, net of tax:
     Unrealized gains(loss)
     on securities available
     for sale (1)             -        -         -        -     29,246        -           -       -           -     29,246
                                                                                                                 ----------
    Comprehensive income                                                                                           115,416
                                                                                                                 ----------
Exercise of stock             -        -       441        -         -     5,185           -     142      (3,741)     1,444
options
Director retainer             -        -         3        -         -        97           -      (7)        126        223
shares
Preferred stock               -        -         -        -         -         -          (1)      -           -         (1)
dividend
Dividends paid in
  shares of common
  stock:
   Common stock               -        -     1,396        -         -    32,740     (34,890)   (103)      2,131        (19)
   Preferred stock            -        -        17        -         -       739      (1,125)    (21)        386          -
---------------------------------------------------------------------------------------------------------------------------
Balance at
  Sept. 30, 2001        250,000     $  25   51,563   $    3   $32,566  $317,643    $481,544     499    $(11,142)  $820,639
---------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001     250,000     $  25   51,737   $    3   $ 5,792  $ 323,860   $511,301     541    $(12,498)  $828,483
Comprehensive income:
   Net income                 -         -        -        -         -          -    111,630       -         -      111,630
   Other Comprehensive
    income, net of tax:
     Unrealized gains(loss)
        on securities available
        for sale(1)           -         -        -        -     37,951         -          -       -         -       37,951
                                                                                                                 ----------
    Comprehensive income                                                                                           149,581
                                                                                                                 ----------
Exercise of stock             -         -      369        -          -     5,057          -      96    (3,284)       1,773
options
Director retainer             -         -        6        -          -       203          -       -         -          203
shares
Dividends paid in
   shares of common
   stock:
  Common stock                -         -    1,542        -          -    52,244    (51,692)     17      (580)         (28)
  Preferred stock             -         -       37        -          -     1,125     (1,125)      -         -            -
---------------------------------------------------------------------------------------------------------------------------
Balance at
    Sept. 30, 2002      250,000     $  25   53,691    $   3    $43,743 $ 382,489  $ 570,114     654    $(16,362)  $980,012
---------------------------------------------------------------------------------------------------------------------------

(1)                                           Sept. 30, 2002     Sept. 30, 2001
                                              --------------     --------------
Change in other comprehensive income:
  Unrealized gains (losses) on available for
    sale securities                               $ 107,110          $ 79,403
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities       (37,917)          (27,791)
    Reclassification adjustment for (gains)
    losses realized included in net income          (48,362)          (34,409)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)            17,120            12,043
    losses
                                              ---------------------------------
Net unrealized gains (losses) on securities      $   37,951         $  29,246
                                              ---------------------------------

---------------------------------------------------------------------------------------------------------------
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              ---------------------------------
                                                                                      2002               2001
                                                                              ---------------------------------
Cash Flow From Operating Activities:
Net income                                                                      $    111,630      $     86,170
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Provision for loan losses                                                           23,729            27,093
  Provision (recovery) for mortgage servicing rights                                  47,538            24,412
  Transition adjustment of adoption of FAS 133                                             -              (236)
  Unrealized (gains) losses from derivatives                                          (4,688)            8,782
  Depreciation and amortization                                                       50,028            49,994
  Net amortization of financial instrument discounts and premiums                      4,024            (2,974)
  Net gain on sale of assets                                                         (64,044)          (48,522)
  Mortgage loans originated for resale                                              (657,926)         (743,638)
  Proceeds from sale of mortgage loans held for resale                               711,329           711,631
  Change in trading securities                                                         3,536            22,112
  Change in accrued revenue receivable                                                 2,793             3,997
  Change in other assets                                                             (35,824)           (5,453)
  Change in accrued interest, taxes and expense                                        4,932            (8,146)
  Change in other liabilities                                                         16,292            (1,344)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            213,349           123,878
---------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                                   74,762            49,852
  Proceeds from maturities of available for sale securities                        1,080,274           893,667
  Purchases of investment securities                                                 (29,445)          (73,456)
  Purchases of available for sale securities                                      (7,267,804)       (5,414,885)
  Proceeds from sales of available for sale securities                             5,621,370         4,618,978
  Proceeds from sales of investment securities                                             -            14,040
  Loans originated or acquired net of principal collected                           (407,936)         (533,097)
  Proceeds from disposition of assets                                                 57,940            66,067
  Purchases of assets                                                                (37,763)          (57,669)
  Cash and cash equivalents of branches & subsidiaries
    acquired and sold, net                                                                 -           (73,475)
---------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (908,602)         (509,978)
---------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                            261,022           (56,706)
  Net change in certificates of deposit                                              307,842           319,391
  Net change in other borrowings                                                       6,199          (120,186)
  Change in amount due on unsettled security transactions                             10,488                 -
  Issuance of subordinated debenture                                                       -            30,000
  Issuance of preferred, common and treasury stock, net                                1,976             1,667
  Payment of dividends                                                                   (28)              (20)
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                     587,499           174,146
---------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                             (107,754)         (211,954)
Cash and cash equivalents at beginning of period                                     647,338           750,729
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    539,584      $    538,775
---------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                          $    165,958      $    269,298
---------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     38,898      $     24,540
---------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $      2,761      $      6,398
---------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                            $     52,789      $     35,996
---------------------------------------------------------------------------------------------------------------

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

Effect of Implementation of Recent Financial Accounting Standards

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) was implemented January 1, 2002. Under these new rules, intangible assets with indefinite lives such as goodwill are no longer amortized over their useful lives. FAS 142 did not apply to goodwill from certain business combinations, such as branch acquisitions. On October 3, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147). FAS 147 was implemented and applied retroactively to January 1, 2002, therefore restating the previously reported quarters of 2002. The below table discloses the impact on previously reported net income and earnings per share after application of FAS 147.

                                                      Three months ended
                                                ------------------------------
                                                March 31, 2002    June 30, 2002
                                                --------------    -------------
   Net income previously reported                $  32,416          $  34,054
   Restated net income                              32,932             34,569

   Diluted earnings per share as previously
     reported                                    $    0.54          $    0.57
   Restated diluted earnings per share                0.55               0.57

FAS 142 and FAS 147 are not applied retroactively to prior years, therefore we have provided the following proforma information on net income and fully diluted earnings per share in 2001 for comparability purposes.

                                                             Three months ended
                                     ------------------------------------------------------------------
                                     March 31, 2001    June 30, 2001    Sept. 30, 2001    Dec. 31, 2001
                                     --------------    -------------    --------------    -------------
Net income previously reported          $  27,402          $  28,981       $  29,787         $  30,132
Proforma net income                        29,634             31,202          31,450            31,795

Diluted earnings per share as
previously reported                     $    0.46          $    0.49       $    0.50         $    0.50
Proforma diluted earnings per share          0.50               0.52            0.53              0.53

(2) MORTGAGE BANKING ACTIVITIES

At September 30, 2002, BOk owned the rights to service 81,162 mortgage loans with outstanding principal balances of $6.1 billion, including $324 million serviced for BOk. The weighted average interest rate and remaining term was 7.17% and 266 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the nine months ending September 30, 2002 is as follows (in thousands):

                                                     Capitalized Mortgage Servicing Rights
                            -----------------------------------------------------------------------------------------
                                                                            Valuation         Hedging
                               Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                            ---------------- ------------ --------------- -------------- ---------------- -----------
Balance at December 31, 2001  $   55,056   $    53,611   $   108,667   $    (18,451)     $     8,580   $    98,796
Additions, net                      (157)       14,235        14,078              -                -        14,078
Write-off                              -        (7,435)       (7,435)         7,435                -             -
Amortization expense             (11,117)      (10,898)      (22,015)             -           (1,069)      (23,084)
Provision for impairment               -             -             -        (47,538)               -       (47,538)
------------------------------- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Balance at  Sept. 30, 2002    $   43,782   $    49,513   $    93,295   $    (58,554)     $     7,511   $    42,252
------------------------------- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
Estimated fair value of
  mortgage servicing rights(1)$   21,601   $    21,881   $    43,482              -                -   $    43,482
------------------------------- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- -----------
(1) Excludes approximately $2 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at September 30, 2002 follows (in thousands):

                                        < 6.50%      6.50% - 7.49%    7.50% - 8.49%    => 8.50%      Total
                                    ---------------- --------------- ---------------- ----------- -------------
Cost less accumulated amortization    $ 14,934           $ 57,563         $ 19,601       $ 1,197   $   93,295
Deferred hedge losses                        -              6,988              523             -        7,511
----------------------------------- ---------------- --------------- ---------------- ----------- -------------
Adjusted cost                         $ 14,934           $ 64,551         $ 20,124       $ 1,197    $ 100,806
----------------------------------- ---------------- --------------- ---------------- ----------- -------------

Fair value                           $   9,111           $ 24,999        $   7,806       $ 1,566   $   43,482
----------------------------------- ---------------- --------------- ---------------- ----------- -------------
Impairment                           $   6,236           $ 39,552         $ 12,429      $    337   $   58,554
----------------------------------- ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans
serviced (1)                         $ 922,500        $ 3,389,900      $ 1,062,900     $ 148,900  $ 5,524,200
----------------------------------- ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $248 million for loans serviced for which there is no capitalized mortgage servicing rights.

(3) DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                               Nine Months Ended Sept. 30,
                                           ----------------------------------
                                               2002                 2001
                                           --------------     ---------------
Proceeds                                $    5,621,370     $   4,618,978
Gross realized gains                            73,253            40,985
Gross realized losses                           24,891             6,576
Related federal and state income
   tax expense (benefit)                        17,120            12,043


(4) STOCKHOLDERS' EQUITY

On October 25, 2002 BOK Financial acquired Bank of Tanglewood, N.A. for 2,003,352 shares of common stock valued at approximately $64.5 million. Additionally, BOK Financial agreed to provide benchmark price protection rights for 50% of the common shares issued in the transaction. These rights are non-transerable. One-fifth of the rights must be exercised within each defined period over teh next five years. The rights are non-cumulative. Under the benchmark price protection, BOK Financial will compensate shareholders for the difference between actual price and certain guaranteed prices of BOK Financial shares sold in a 60 day period after each anniversary date. The guaranteed prices range from $34.81 per share at the first anniversary date to $45.12 per share at the fifth anniversary date. This compensation may be paid in cash or in additional shares of common stock determined at BOK Financial's sole discretion. In no case will BOK Financial be required to issue more than 10 million common shares. The value of these benchmark price protection rights was determined to be $3.2 million at the date of acquisition, based on the Black-Scholes option-pricing model, bringing the total purchase price for Bank of Tanglewood to $67.7 million.


(5) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except share data):

                                                              Three Months Ended        Nine Months Ended
                                                          -----------------------------------------------------
                                                              Sept. 30,     Sept. 30,   Sept. 30,    Sept. 30,
                                                                 2002        2001 (2)      2002       2001 (2)
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  44,129    $  29,787   $  111,630    $  86,170
   Preferred stock dividends                                      375          375        1,125        1,125
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            43,754       29,412      110,505       85,045
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375        1,125        1,125
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common stockholders after assumed conversion          $  44,129    $  29,787   $  111,630    $  86,170
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                        53,008,737   52,582,819   52,937,235   52,482,061
   Effect of dilutive securities:
     Employee stock options (1)                               707,624      769,125      737,293      616,187
     Convertible preferred stock                            6,523,861    6,523,861    6,523,861    6,523,861
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            7,231,485    7,292,986    7,261,154    7,140,048
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         60,240,222   59,875,805   60,198,389   59,622,109
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.83      $  0.56      $  2.09      $  1.62
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.73      $  0.50      $  1.85      $  1.45
---------------------------------------------------------------------------------------------------------------
(1) Current market price was greater than exercise price on all employee stock options (2) Restated for 3% dividend paid in common shares in May 2002.

(6)      REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2002 is as follows (in thousands):

                                            Net         Other         Other
                                          Interest      Operating   Operating     Net        Average
                                          Revenue     Revenue(1)    Expense     Income        Assets
                                         --------- ------------- ----------- ------------ --------------
Total reportable lines of business     $  226,334   $   141,753  $  272,396   $   66,763  $ 11,291,574
Total non-reportable lines of                 452        51,538      40,763       18,259        45,097
business
Unallocated items:
   Tax-equivalent adjustment                4,715             -           -        4,715             -
   Funds management                        53,815        (1,450)      8,556       36,256       546,705
   Eliminations and all others, net       (13,658)           85      (1,071)    (14,363)      (754,230)
                                         --------- ------------- ----------- ------------ --------------
BOK Financial consolidated             $  271,658   $   191,926  $  320,644   $  111,630  $ 11,129,146
                                         ========= ============= =========== ============ ==============
(1) Excludes securities and derivatives gains/losses.

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2001 is as follows (in thousands):

                                             Net         Other       Other
                                          Interest     Operating   Operating     Net          Average
                                          Revenue      Revenue(1)   Expense     Income        Assets
                                        ---------- ------------ ----------- ------------- -------------
Total reportable lines of business     $  244,066   $  126,464  $  241,078   $    84,896  $ 10,413,214
Total non-reportable lines of                 491       44,089      32,343        18,587        29,108
business
Unallocated items:
   Tax-equivalent adjustment                6,243            -           -         6,243             -
   Funds management                         6,628        (602)       5,703       (3,424)       245,113
   Eliminations and all others, net       (17,673)         417       4,837      (20,132)     (582,960)
                                        ---------- ------------ ----------- ------------- -------------
BOK Financial consolidated             $  239,755   $  170,368  $  283,961   $    86,170  $ 10,104,475
                                        ========== ============ =========== ============= =============
(1) Excludes securities and derivatives gains/losses.


(7) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

-----------------------------------------------------------------------------------------------------------------------------------
NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                          For Nine months ended
                                         ------------------------------------------------------------------------------------
                                                      September 30, 2002                           September 30, 2001
                                          -----------------------------------------        -----------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities                      $  3,720,835   $   141,191       5.07%      $  2,926,690   $   138,687      6.34%
  Tax-exempt securities                        213,192        11,383       7.14            290,343        15,661      7.21
------------------------------------------------------------------------------------------------------------------------------
    Total securities                         3,934,027       152,574       5.19          3,217,033       154,348      6.41
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            16,095           663       5.51             17,155           955      7.44
  Funds sold                                    13,047           199       2.04             19,787           744      5.03
  Loans(2)                                   6,280,195       282,436       6.01          5,917,006       356,607      8.06
     Less reserve for loan losses              108,393                                      89,983
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      6,171,802       282,436       6.12          5,827,023       356,607      8.18
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets(2)                 10,134,971       435,872       5.75          9,080,998       512,654      7.55
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                        994,175                                   1,023,477
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $ 11,129,146                                $ 10,104,475
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $  2,734,492        29,624       1.45%      $  2,212,120        39,960      2.42%
  Savings deposits                             163,528         1,486       1.21            153,887         1,792      1.56
  Other time deposits                        2,993,374        80,945       3.62          3,000,745       125,469      5.59
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        5,891,394       112,055       2.54          5,366,752       167,221      4.17
------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and repurchase
   agreements                                1,557,479        19,747       1.70          1,635,891        55,545      4.54
  Other borrowings                           1,049,990        19,526       2.49            936,527        35,731      5.10
  Subordinated debenture                       185,967         8,171       5.87            178,122         8,159      6.12
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                  8,684,830       159,499       2.46          8,117,292       266,656      4.39
liabilities(2)
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                            1,143,752                                   1,086,938
  Other liabilities                            403,762                                     140,421
  Shareholders' equity                         896,802                                     759,824
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and  shareholders'      $ 11,129,146                                $ 10,104,475
equity
------------------------------------------------------------------------------------------------------------------------------
   Tax-Equivalent Net Interest Revenue(1)                    276,373       3.29%                         245,998      3.16%
  Tax-Equivalent Net Interest Revenue (1)(3)
     To Earning Assets                                                     3.65                                       3.62
     Less tax-equivalent adjustment (1)                        4,715                                       6,243
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         271,658                                     239,755
Provision for loan losses                                     23,729                                      27,093
Other operating revenue (3)                                  245,517                                     204,380
Other operating expense                                      320,644                                     283,961
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          172,802                                     133,081
Federal and state income tax (3)                              61,172                                      46,911
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $   111,630                                 $    86,170
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      2.09                                 $      1.62
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.85                                 $      1.45
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(In Thousands Except Share Data)
                                                                         For Three months ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2002                            June 30, 2002
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities                      $   3,794,732        46,473       4.86%    $   3,696,603   $    46,564       5.05%
  Tax-exempt securities                         193,645         3,335       6.83           218,747         3,948       7.24
------------------------------------------------------------------------------------------------------------------------------
    Total securities                          3,988,377        49,808       4.95         3,915,350        50,512       5.17
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             13,341           221       6.57            19,989           238       4.78
  Funds sold                                     11,331            57       2.00            17,148            92       2.15
  Loans(2)                                    6,444,933        95,731       5.89         6,225,134        93,787       6.04
    Less reserve for loan losses                110,590                                    109,366
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,334,343        95,731       6.00         6,115,768        93,787       6.15
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                     10,347,392       145,817       5.59        10,068,255       144,629       5.76
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                         981,246                                  1,005,122
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  11,328,638                              $  11,073,377
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $   2,795,449         9,882       1.40%    $   2,740,454         9,841       1.44%
  Savings deposits                              164,952           502       1.21           165,496           503       1.22
  Other time deposits                         3,090,272        26,673       3.42         2,969,488        27,529       3.72
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          6,050,673        37,057       2.43         5,875,438        37,873       2.59
------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and repurchase
    agreements                                1,615,075         6,635       1.63         1,485,816         6,197       1.67
  Other borrowings                              999,140         5,963       2.37         1,032,685         6,637       2.58
  Subordinated debenture                        185,748         2,725       5.82           185,968         2,724       5.88
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       8,850,636        52,380       2.35         8,579,907        53,431       2.50
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,188,441                                  1,129,412
  Other liabilities                             340,264                                    476,886
  Shareholders' equity                          949,297                                    887,172
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  11,328,638                              $  11,073,377
Equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (1)                      93,437       3.24%                         91,198       3.26%
  Tax-Equivalent Net Interest  Revenue (1)
     To Earning Assets                                                      3.58                                       3.63
   Less tax-equivalent adjustment (1)                           1,387                                      1,632
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           92,050                                     89,566
Provision for loan losses                                       8,029                                      6,834
Other operating revenue (3)                                   107,986                                     84,579
Other operating expense                                       123,695                                    113,798
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            68,312                                     53,513
Federal and state income tax (3)                               24,183                                     18,944
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    44,129                                $    34,569
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.83                                $      0.65
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.73                                $      0.57
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

-------------------------------------------------------------------------------------------------------------------------
                                          For Three months ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2002                         December 31, 2001                      September 30, 2001
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------
  $   3,442,504  $    48,153       5.67%  $    3,177,731  $    45,777       5.72% $    2,869,680 $    44,705       6.18%
        230,755        4,101       7.21          238,634        4,274       7.11         265,608       4,554       6.80
-------------------------------------------------------------------------------------------------------------------------
      3,673,259       52,254       5.77        3,416,365       50,051       5.81       3,135,288      49,259       6.23
-------------------------------------------------------------------------------------------------------------------------
         14,971          204       5.53           22,508          245       4.32          16,498         223       5.36
         10,656           50       1.90           14,362           85       2.35          14,229         130       3.62
      6,164,060       92,918       6.11        6,203,512       99,643       6.37       6,065,512     114,165       7.47
        105,166                                   99,541                                  93,884
-------------------------------------------------------------------------------------------------------------------------
      6,058,894       92,918       6.22        6,103,971       99,643       6.48       5,971,628     114,165       7.58
-------------------------------------------------------------------------------------------------------------------------
      9,757,780      145,426       6.04        9,557,206      150,024       6.23       9,137,643     163,777       7.11
-------------------------------------------------------------------------------------------------------------------------
        999,738                                1,024,243                               1,028,385
-------------------------------------------------------------------------------------------------------------------------
  $  10,757,518                           $   10,581,449                          $   10,166,028
-------------------------------------------------------------------------------------------------------------------------

  $   2,666,154        9,902       1.51%  $    2,429,978        9,933       1.62% $    2,278,393      11,917       2.08%
        160,082          481       1.22          158,040          489       1.23         155,908         575       1.46
      2,918,473       26,743       3.72        2,839,770       30,744       4.30       3,030,759      38,287       5.01
-------------------------------------------------------------------------------------------------------------------------
      5,744,709       37,126       2.62        5,427,788       41,166       3.01       5,465,060      50,779       3.69
-------------------------------------------------------------------------------------------------------------------------
      1,571,063        6,915       1.79        1,701,655        8,813       2.05       1,440,556      12,976       3.57
      1,119,466        6,925       2.51        1,088,792        8,460       3.08       1,019,123      10,711       4.17
        186,189        2,722       5.92          186,409        2,764       5.88         186,631       2,871       6.10
-------------------------------------------------------------------------------------------------------------------------
      8,621,427       53,688       2.53        8,404,644       61,203       2.89       8,111,370      77,337       3.78
-------------------------------------------------------------------------------------------------------------------------
      1,112,571                                1,150,498                               1,093,442
        170,643                                  191,023                                 163,999
        852,877                                  835,284                                 797,217
-------------------------------------------------------------------------------------------------------------------------
  $  10,757,518                           $   10,581,449                          $   10,166,028
-------------------------------------------------------------------------------------------------------------------------
                      91,738       3.52%                        88,821     3.34%                       86,440     3.33%
                                                                                      3.05

                                   3.81                                    3.69                                   3.75
                       1,696                                    1,802                                  1,914
-------------------------------------------------------------------------------------------------------------------------
                      90,042                                   87,019                                 84,526
                       8,866                                   10,517                                 11,023
                      52,952                                   55,260                                 76,091
                      83,151                                   84,801                                103,591
-------------------------------------------------------------------------------------------------------------------------
                      50,977                                   46,961                                 46,003
                      18,045                                   16,829                                 16,216
-------------------------------------------------------------------------------------------------------------------------
                 $    32,932                              $    30,132                            $    29,787
-------------------------------------------------------------------------------------------------------------------------


                 $      0.62                              $      0.56                            $      0.56
-------------------------------------------------------------------------------------------------------------------------
                 $      0.55                              $      0.50                            $      0.50
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

(A)   Item 6. Exhibits and Reports on Form 8-K
      Exhibits:

     Exhibit 10.30 - Remote Outsourcing Services Agreement between Bank of Oklahoma, N.A. and Alltel Information Services, Inc., dated September 1, 2002.

(B) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended September 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BOK FINANCIAL CORPORATION
                            (Registrant)



Date:   November 13, 2002                   /s/ Steven E. Nell
        -----------------                   ------------------
                                            Steven E. Nell
                                            Executive Vice President and
                                            Chief Financial Officer


                                            /s/ John C. Morrow
                                            -------------------
                                            John C. Morrow
                                            Senior Vice President and Director
                                            of Financial Accounting & Reporting

                                CFO Certification

I, Steven E. Nell, Executive Vice President and Chief Financial Officer of BOK Financial Corporation ("BOK Financial"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of BOK Financial;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                                     /s/ Steven E. Nell
                                                     -------------------
                                                     Steven E. Nell
                                                     Executive Vice President
                                                     Chief Financial Officer
                                                     BOK Financial Corporation

                                CEO Certification

I, Stan A. Lybarger, President and Chief Executive Officer of BOK Financial Corporation ("BOK Financial"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of BOK Financial;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                                  /s/ Stanley A. Lybarger
                                                  ------------------------
                                                  Stanley A. Lybarger
                                                  President
                                                  Chief Executive Officer
                                                  BOK Financial Corporation