Form 10-K
period 2002-12-31
BOK FINANCIAL CORP ET AL
filed 2003-03-26
CIK 875357

As filed with the Securities and Exchange Commission on March 26, 2003
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended December 31, 2002 Commission File No. 0-19341

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $517,856,438 as of June 30, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 55,157,311 shares of common stock ($.00006 par value) as of the start of business on March 1, 2003.

List hereunder the following documents if incorporated by reference and the part of Form 10-K in which the document is incorporated:

     Part I - Annual Report to Shareholders for Fiscal Year Ended December 31, 2002 (designated portions only)

     Part II - Annual Report to Shareholders for Fiscal Year Ended December 31, 2002 (designated portions only)

     Part III - Proxy Statement for Annual Meeting of Shareholders scheduled for
                April 29, 2003 (designated portions only)

     Part IV - Annual Report to Shareholders for Fiscal Year Ended December 31, 2002 (designated portions only)

 ==============================================================================

                            BOK FINANCIAL CORPORATION
                             FORM 10-K ANNUAL REPORT
                                      INDEX


ITEM                                                                     PAGE

                                     PART I

 1.  Business                                                              3

 2.  Properties                                                            5

 3.  Legal Proceedings                                                     5

 4.  Submission of Matters to a Vote of Security Holders                   5


                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder         6
     Matters

 6.  Selected Financial Data                                               6

 7.  Management's Discussion and Analysis of Financial Condition and       6
     Results of Operations

7A. Quantitative and Qualitative Disclosures About Market Risk             6

 8.  Financial Statements and Supplementary Data                           7

 9.  Changes in and Disagreements with Accountants on Accounting and       7
     Financial Disclosure


                                    PART III

10.  Directors and Executive Officers of the Registrant                    7

11.  Executive Compensation                                                7

12.  Security Ownership of Certain Beneficial Owners and Management        7

13. Certain Relationships and Related Transactions                         7

14. Controls and Procedures`                                               7


                                     PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K   8 - 13

    Signatures                                                       13 - 14

    Chief Executive Officer Section 302 Certification                     15

    Chief Financial Officer Section 302 Certification                     16

                                     PART I
ITEM 1 - BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS


Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial") are described below. Additional discussion of BOK Financial's activities during the current year is incorporated by reference to "Management's Assessment of Operations and Financial Condition" (pages 10 - 29) in BOK Financial's 2002 Annual Report to Shareholders. Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" (page 40) in BOK Financial's 2002 Annual Report to Shareholders.

                        NARRATIVE DESCRIPTION OF BUSINESS

BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial's banking and bank-related activities are primarily performed through Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque N.A., and Bank of Arkansas, N.A. Other significant operating subsidiaries include BOSC, Inc., which is a full-service securities firm with specialized expertise in public and municipal finance and private placements. Other nonbank subsidiary operations are not significant. As of December 31, 2002, BOK Financial and its subsidiaries had 3,402 full-time equivalent employees.

BOK Financial provides copies of all quarterly financial statements under Form 10-Q and annual financial statements under form 10-K on its website www.bokf.com within 24 hours of filing with the SEC.

                                INDUSTRY SEGMENTS

BOK Financial operates four principal lines of business under its BOk franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which include banking functions for Bank of Albuquerque, Bank of Arkansas and Bank of Texas. These five principal lines of business combined account for approximately 80% of total revenue. Discussion of these principal lines of business is incorporated by reference to Lines of Business in "Management's Assessment of Operations and Financial Condition " (pages 14 - 17) and Note 18 of "Notes to Consolidated Financial Statements" (pages 54 - 57) in BOK Financial's 2002 Annual Report to Shareholders.

                                   COMPETITION

The banking industry in each of our markets is highly competitive. BOK Financial, through four subsidiary banks, competes with other banks in obtaining deposits, making loans and providing additional services related to banking. All market share information below is based on share of deposits in specified area based on SNL DataSource.

BOk is the largest banking subsidiary of BOK Financial. It has the largest market share in Oklahoma with 12 percent of the state's total deposits according to SNL DataSource. BOk competes with two super-regional banks, several regional and numerous locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the rest of the state.

BOK Financial competes in the Dallas-Ft. Worth combined metropolitan area, in the Houston, Texas area, in the Albuquerque, New Mexico market, and in Northwest Arkansas through subsidiary banks. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States. Bank of Texas's market share is approximately 2% in the Dallas-Ft. Worth area and 1% in the Houston market according to SNL DataSource. Bank of Albuquerque has a number four market share position in the Albuquerque area and competes with two super-regional banks, some regional banks and several locally-owned smaller community banks. Bank of Arkansas operates as a community bank serving Benton and Washington counties in Arkansas.

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

During 2002 the Sarbanes-Oxley Act of 2002 was signed into law. The Act addressed many aspects of financial accounting, corporate governance and public company disclosures. The Act established a comprehensive framework for the oversight of public company auditing and strengthened the independence of auditors and audit committees. The Act also required enhanced and accelerated financial disclosures, and established various responsibility measures, including the certification of the quality of financial reporting by the CEO and CFO. The Act also imposed new restrictions on accelerated reporting requirements for certain insider trading activities and imposed a variety of new penalties for fraud and other violations including a new federal felony for securities fraud. Various sections of the Act are applicable to BOK Financial. Portions of the act were effective immediately and others became effective or are in process of becoming effective through rulings by the SEC.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital rating tiers ranging from "well capitalized" to "critically undercapitalized". A financial institution is considered to be well capitalized if its Leverage, Tier 1 and Total Capital ratios are at 5%, 6% and 10%, respectively. Any institution experiencing significant growth or acquiring other institutions or branches is expected to maintain capital ratios above the well capitalized level. At December 31, 2002, BOK Financial's Leverage, Tier 1 and Total Capital ratios were 6.88%, 8.98% and 11.95%, respectively. At December 31, 2002, BOK Financial had excess regulatory capital of $177 million under these capital guidelines. Further discussion of regulatory capital, including regulatory capital amounts and ratios, is incorporated by reference to information set forth under the caption "Borrowings and Capital" (pages 26 - 27) and Note 16 of "Notes to Consolidated Financial Statements" (page 51 - 53) in BOK Financial's 2002 Annual Report to Shareholders.

In January 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. The Committee set out options from which banks could choose depending on the complexity of their business and quality of their risk management. One approach is the standard approach which would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure.

The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital.

Due to concerns within the banking industry that compliance with the new framework would be costly and result in increased regulatory burden, the Basel Committee is currently evaluating the results of a quantitative impact study in which the largest banks in the world completed a model of Basel II to evaluate the impact and cost of implementation. The results of this study were published in October 2002 and are currently being evaluated. A third draft of the proposed capital rules is expected to be issued during May 2003 and is expected to become final towards the end of 2003. Implementation of the new guidelines is expected by the end of 2006. BOK Financial cannot predict at this time whether the new capital adequacy framework will be adopted or in what form, or the effect it will have on the financial condition or results of operations of BOK Financial or its subsidiary banks.

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

All bank subsidiaries must comply with the same capital guidelines as the holding company, discussed above. Information set forth in Note 16 of "Notes to Consolidated Financial Statements" (pages 51 - 53) is incorporated herein by reference, including each individual banks regulatory capital amounts and ratios.

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


ITEM 2 - PROPERTIES

BOK Financial, through BOk, BOk's subsidiaries, Bank of Texas, Bank of Albuquerque and Bank of Arkansas, owns improved real estate that was carried at $104 million, net of depreciation and amortization, as of December 31, 2002. BOK Financial conducts its operations through 72 locations in Oklahoma, 31 locations in Texas, 20 locations in New Mexico, and 5 locations in Arkansas as of December 31, 2002. BOK Financial's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 14 of "Notes to Consolidated Financial Statements" (pages 45 and 51, respectively) of BOK Financial's 2002 Annual Report to Shareholders provides further discussion related to properties and is incorporated herein by reference.


ITEM 3 - LEGAL PROCEEDINGS

The information set forth in Note 14 of "Notes to Consolidated Financial Statements" (page 51) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the three months ended December 31, 2002.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BOK Financial's $.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. At December 31, 2002, common shareholders of record numbered 1,235 with 55,066,629 shares outstanding.

BOK Financial's quarterly market information follows:

                      First          Second          Third          Fourth
                  --------------- -------------- -------------- ---------------
  2002:
    Low               $27.33          $31.94          $28.51        $28.04
    High               33.06           36.52           34.06         34.78

  2001:
    Low               $21.31          $23.12          $26.00        $28.81
    High               24.56           26.90           32.56         32.75

BOK Financial entered into a limited price guarantee on a portion of the shares issued in the Bank of Tanglewood acquisition on October 25, 2002. Additional discussion of this price guarantee is incorporated by reference to information set forth under "Borrowings and Capital" (pages 26 - 27) of BOK Financial's 2002 Annual Report to Shareholders.

BOK Financial has not purchased any stock under its common stock repurchase program during 2002. Under this program BOK Financial has authority to repurchase up to 800,000 shares. These purchases have been made from time-to-time in accordance with SEC Rule 10(b)18 transactions. Since the original authorization announced in 1998, BOK Financial has repurchased 617,051 shares.

The information set forth under the captions "Table 1 - Consolidated Selected Financial Data" (page 9), "Table 11 - Selected Quarterly Financial Data" (page
19), "Borrowings and Capital (pages 26 - 27) and Note 16 of "Notes to Consolidated Financial Statements" (page 51 - 53) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.

The information set forth under the captions "Equity Compensation Plan Information" in BOK Financial's 2003 Annual Proxy Statement for its Annual Meeting of Shareholders scheduled for April 29, 2003 ("2003 Annual Proxy Statement") is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" (page 9) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the captions "Management's Assessment of Operations and Financial Condition" (pages 10 - 29), "Annual Financial Summary - Unaudited" (pages 62 - 63) and "Quarterly Financial Summary Unaudited" (pages 64
- 65) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption "Loans" (pages 21 - 22) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference, including disclosures of loan concentrations by primary industry of the borrower and geographic concentrations of the loan portfolio. The information set forth under the caption "Deposits" (page 25) of BOK Financial's 2002 Annual Report to Shareholders in incorporated herein by reference, including geographic distribution of deposit accounts.

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts. The information set forth under the caption
"Market Risk" (pages 27 -29) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.

BOK Financial is exposed to market risk due to a price guarantee agreement on BOK Financial stock relating to the Bank of Tanglewood acquisition. Information set forth under the caption "Borrowings and Capital" (pages 26 - 27) is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data regarding quarterly results of operations set forth under the caption "Table 11 - Selected Quarterly Financial Data" (page 19) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" and "Executive Compensation" in BOK Financial's 2003 Annual Proxy Statement is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in BOK Financial's 2003 Annual Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2003 Annual Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in BOK Financial's 2003 Annual Proxy Statement is incorporated herein by reference.

The information set forth under Note 5 and Note 10 of "Notes to Consolidated Financial Statements" (page 44 and pages 47 - 48) of BOK Financial's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

               EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, in each case, within the time period specified by the SEC's rules and regulations.

                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS FILED.

The following financial statements and reports included in BOK Financial's Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 are incorporated by reference in Parts I and II of this Annual Report on Form 10-K.

                                                                  Exhibit 13
                                                              2002 Annual Report
                          Description                             Page Number

Consolidated Selected Financial Data                                      9

Selected Quarterly Financial Data                                        19

Report of Management on Financial Statements                             30

Report of Independent Auditors                                           30

Consolidated Statements of Earnings                                      31

Consolidated Balance Sheets                                              32

Consolidated Statements of Cash Flows                                    33

Consolidated Statements of Changes in Shareholders' Equity          34 - 35

Notes to Consolidated Financial Statements                          36 - 61

Annual Financial Summary - Unaudited                                62 - 63

Quarterly Financial Summary - Unaudited                             64 - 65

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

    10.4(b) Amendment to 1991 Employment Agreement between BOK Financial and Stanley A. Lybarger, incorporated by reference to Exhibit 10.4(b) of Form 10-K for the fiscal year ended December 31, 2001.

    10.4.1(a)       Employee  Agreement  between BOK Financial and V. Burns
                    Hargis, as filed herein for fiscal year ended December 31, 2002.

    10.4.1(b)       Amendment to Employee  Agreement  between BOK Financial
                    and V. Burns  Hargis,  as filed herein for fiscal year ended
                    December 31, 2002.

    10.5 Director indemnification agreement dated June 30, 1987, between BOk and Kaiser, incorporated by reference to Exhibit
                    10.5 of S-1 Registration Statement No. 33-90450. Substantially similar director indemnification agreements were executed between BOk and the following:

                                                           Date  of Agreement
                                                           ------------------
                            James E. Barnes                  June 30, 1987
                            William H. Bell                  June 30, 1987
                            James S. Boese                   June 30, 1987
                            Dennis L. Brand                  June 30, 1987
                            Chester E. Cadieux               June 30, 1987
                            William B. Cleary                June 30, 1987
                            Glenn A. Cox                     June 30, 1987
                            William E. Durrett               June 30, 1987
                            Leonard J. Eaton, Jr.            June 30, 1987
                            William B. Fader                 December 5, 1990
                            Gregory J. Flanagan              June 30, 1987
                            Jerry L. Goodman                 June 30, 1987
                            David A. Hentschel               July 7, 1987
                            Philip N. Hughes                 July 8, 1987
                            Thomas J. Hughes, III            June 30, 1987
                            William G. Kerr                  June 30, 1987
                            Philip C. Lauinger, Jr.          June 30, 1987
                            Stanley A. Lybarger              December 5, 1990
                            Patricia McGee Maino             June 30, 1987
                            Robert L. Parker, Sr.            June 30, 1987
                            James A. Robinson                June 30, 1987
                            William P. Sweich                June 30, 1987

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

    10.7.5          BOK  Financial   Corporation   1997  Stock  Option  Plan,
                    incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-32649.

    10.7.6          BOK  Financial   Corporation   2000  Stock  Option  Plan,
                    incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-93957.

    10.7.7          BOK  Financial   Corporation   2001  Stock  Option  Plan,
                    incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-62578.

    10.7.8 BOK Financial Corporation Directors' Stock Compensation Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 33-79836.

    10.7.9 Bank of Oklahoma Thrift Plan (Amended and Restated Effective as of January 1, 1995), incorporated by reference to Exhibit 10.7.6 of Form 10-K for the year ended December 31, 1994.

    10.7.10 Trust Agreement for the Bank of Oklahoma Thrift Plan (December 30, 1994), incorporated by reference to Exhibit
                    10.7.7 of Form 10-K for the year ended December 31, 1994.

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

    10.29 Merger Agreement among, BOK Financial Corporation, Park Cities Bancshares, Inc. and CNBT Bancshares, Inc. dated August 18, 2000.

    10.30 Merger Agreement among, BOK Financial Corporation, Bank of Tanglewood, N.A. and TW Interim Bank dated October 25, 2002, incorporated by reference to Exhibit 2.0 of S-4 Registration Statement No. 333-98685.

    10.31 Remote Outsourcing Services Agreement between Bank of Oklahoma, N.A. and Alltel Information Services, Inc., dated September 1, 2002, incorporated by reference to Exhibit
                    10.30 of the September 30, 2002 10-Q filed on November 13, 2002.

    13.0 Annual Report to Shareholders for the fiscal year ended December 31, 2002. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

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

    99.9 Undertakings incorporated by reference into S-8 Registration Statement No. 333-40280 for BOK Financial Corporation Thrift Plan for Hourly Employees, Incorporated by reference to
                    Exhibit 99.9 of Form 10-K for the fiscal year ended December 31, 2000.

    99.10 Undertakings incorporated by reference into S-8 Registration Statement No. 333-100595 for BOK Financial Corporation Bank of Tanglewood 1996 Stock Option Plan, Incorporated by reference to Exhibit 99.10 of Form 10-K for the fiscal year ended December 31, 2002.

    99.11 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Form 10-K for the fiscal year ended December 31, 2002.

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

                                     BOK FINANCIAL CORPORATION


DATE:   March 25, 2003               BY:  /s/ George B. Kaiser
                                        ------------------------------
                                        George B. Kaiser,
                                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.


OFFICERS

/s/ George B. Kaiser                     /s/ Stanley A. Lybarger
-----------------------------            ------------------------------
George B. Kaiser,                        *Stanley A. Lybarger,
Chairman of the Board of Directors       Director, President and Chief
                                         Executive Officer

/s/ Steven E. Nell                       /s/ John C. Morrow
-----------------------------            ------------------------------
*Steven E. Nell,                         John C. Morrow
Executive Vice President and             Senior Vice President and Director of
Chief Financial Officer                  Financial Accounting and Reporting

DIRECTORS

/s/ C. Fred Ball, Jr.                    /s/ Robert J. LaFortune
-----------------------------            ------------------------------
C. Fred Ball, Jr.                        Robert J. LaFortune

/s/ Sharon J. Bell                       /s/ Philip C. Lauinger, Jr.
-----------------------------            ------------------------------
Sharon J. Bell                           Philip C. Lauinger, Jr.

/s/ Peter C. Boylan, III
-----------------------------            ------------------------------
Peter C. Boylan, III                     John C. Lopez

/s/ Joseph E. Cappy                      /s/ Steven J. Malcolm
-----------------------------            ------------------------------
Joseph E. Cappy                          Steven J. Malcolm

/s/ Luke R. Corbett
-----------------------------            ------------------------------
Luke R. Corbett                          Frank A. McPherson

/s/ William E. Durrett                   /s/ Steven E. Moore
-----------------------------            ------------------------------
William E. Durrett                       Steven E. Moore

/s/ James O. Goodwin
-----------------------------            ------------------------------
James O. Goodwin                         J. Larry Nichols

/s/ V. Burns Hargis
-----------------------------            ------------------------------
V. Burns Hargis                          Robert L. Parker, Sr.

/s/ Howard E. Janzen
-----------------------------            ------------------------------
Howard E. Janzen                         James A. Robinson

/s/ E. Carey Joullian, IV                /s/ L. Francis Rooney, III
-----------------------------            ------------------------------
E. Carey Joullian, IV                    L. Francis Rooney, III

/s/ David L. Kyle                        /s/ Scott F. Zarrow
-----------------------------            ------------------------------
David L. Kyle                            Scott F. Zarrow

                                CEO CERTIFICATION

I, Stanley A. Lybarger, certify that:

1. I have reviewed this annual report on Form 10-K of BOK Financial Corporation ("BOK Financial");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  BOK  Financial's  other  certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for BOK Financial and have:

a) designed such disclosure controls and procedures to ensure that material information relating to BOK Financial, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated  the  effectiveness  BOK  Financial's   disclosure   controls  and
procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. BOK Financial's other certifying officer and I have disclosed, based on our most recent evaluation, to BOK Financial's auditors and the audit committee BOK Financial's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the BOK Financial's ability to record, process, summarize and report financial data and have identified for the BOK Financial's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the BOK Financial's internal controls; and

6. BOK Financial's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Stanley A. Lybarger
-----------------------
Director, President and
Chief Executive Officer

                                CFO CERTIFICATION

I, Steven E. Nell, certify that:

1. I have reviewed this annual report on Form 10-K of BOK Financial Corporation ("BOK Financial");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  BOK  Financial's  other  certifying   officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for BOK Financial and have:

a) designed such disclosure controls and procedures to ensure that material information relating to BOK Financial, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated  the  effectiveness  BOK  Financial's   disclosure   controls  and
procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. BOK Financial's other certifying officer and I have disclosed, based on our most recent evaluation, to BOK Financial's auditors and the audit committee BOK Financial's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the BOK Financial's ability to record, process, summarize and report financial data and have identified for the BOK Financial's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the BOK Financial's internal controls; and

6. BOK Financial's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Steven E. Nell
-------------------
Executive Vice President and
Chief Financial Officer