Form 10-Q
period 2003-03-31
BOK FINANCIAL CORP ET AL
filed 2003-05-15
CIK 875357

As filed with the Securities and Exchange Commission on May 15, 2003
--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2003
                           Commission File No. 0-19341



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 55,262,679 shares of common stock ($.00006 par value) as of April 30, 2003.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2003

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis                             2
      Report of Management on Consolidated
            Financial Statements                                      19
      Consolidated Statements of Earnings (Unaudited)                 20
      Consolidated Balance Sheets (Unaudited)                         21
      Consolidated Statements of Changes
            in Shareholders' Equity (Unaudited)                       22
      Consolidated Statements of Cash Flows (Unaudited)               23
      Notes to Consolidated Financial Statements (Unaudited)          24
      Quarterly Financial Summary (Unaudited)                         29

Part II.  Other Information
      Item 6. Exhibits and Reports on Form 8-K                        31

Signatures                                                            31

CFO Certification                                                     32
CEO Certification                                                     33

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $44.2 million or $0.71 per diluted common share for the first quarter of 2003 compared to $32.9 million and $0.55 per diluted common share for the first quarter of 2002. The annualized returns on average assets and equity were 1.45% and 16.06% for the quarter ended March 31, 2003 compared to returns on average assets and equity of 1.24% and 15.66% for the same period of 2002.

On April 29, 2003, BOK Financial announced a 3% stock dividend payable on or about May 30, 2003 to shareholders of record on May 12, 2003. Earnings per share have not been restated for this dividend, see Note 4.

Fees and commissions increased $13.5 million or 23% over the same period of 2002 due to increases in service charges and fees on deposit accounts, mortgage banking revenue, transaction card revenue and brokerage and trading revenue. Net gains on sales of securities, including gains on sales of securities used as an economic hedge of the mortgage-servicing portfolio, were $9.7 million at March 31, 2003 compared to net losses of $7.6 million during the same period of 2002. Operating expenses increased $15.8 million or 19% primarily due to a $9.3 million increase in personnel expense and a $6.1 million increase in mortgage banking costs.

NET INTEREST REVENUE

Tax-equivalent net interest revenue totaled $96.9 million for the first quarter of 2003 compared to $92.8 million for the same period of 2002. The increase in net interest revenue was due to a $1.5 billion increase in average earning assets and a $871 million increase in interest-bearing liabilities offset by a decline in net interest margin of 29 basis points to 3.57% at March 31, 2003. The growth in average earning assets included a $670 million increase in securities and a $770 million increase in net loans. The increase in average interest-bearing liabilities was due to growth in average interest-bearing deposits of $1.1 billion, in transaction and time deposits, and was offset by a reduction in other borrowings of $241 million. Table 1 reflects the effect on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on average interest-bearing liabilities both continued to decline during the first quarter of 2003 as compared to the same period of 2002. The net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, declined to 3.57% from 3.86% at March 31, 2002. Net interest revenue has stabilized from the fourth quarter of 2002's rate of 3.55%. As compared to the fourth quarter 2002, yields on interest-earning assets declined 10 basis points but were offset by declines in yields on interest-bearing liabilities of 16 basis points. The effects of the declining interest rates on yields and rates paid during the first quarter of 2003 are reflected in the Quarterly Financial Summary.

------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three months ended
                                                  March 31, 2003/2002
                                           -----------------------------------
                                                    Change Due To (1)
                                                ------------------------
                                                                           Yield
                                              Change     Volume       /Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                               $            $ 5,825    $ (9,558)
                                               (3,733)
  Trading securities                              (88)      (57)        (31)
  Loans                                         1,694    11,261      (9,567)
  Funds sold                                       56        78         (22)
------------------------------------------------------------------------------
Total                                          (2,071)   17,107     (19,178)
------------------------------------------------------------------------------
Interest expense:
  Interest bearing transaction deposits        (1,125)    1,987      (3,112)
  Savings deposits                               (175)       21        (196)
  Time deposits                                   276     3,961      (3,685)
  Federal funds purchased and repurchase
   agreements                                  (2,892)     (543)     (2,349)
  Other borrowings                             (2,004)     (326)     (1,678)
  Subordinated debentures                        (302)     (466)        164
------------------------------------------------------------------------------
Total                                          (6,222)    4,634     (10,856)
------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           4,151    12,473      (8,322)
  Decrease in tax-equivalent adjustment           293
------------------------------------------------------------------------------
Net interest revenue                         $  4,444
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Since inception, BOK Financial has followed a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth in order to fund increased investments in securities. The primary objective of this strategy is to reduce total interest rate risk. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposit accounts. Although this strategy may result in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the first quarter of 2003, this strategy enhanced net interest revenue $13.6 million, compared to $17.8 million for the first quarter of 2002. Excluding this strategy, net interest margin for the first quarter of 2003 was 3.62% compared to 3.84% for the first quarter of 2002. Average securities purchased and funds borrowed under this strategy were $1.9 billion during the first quarter of 2003 and $2.0 billion during the same period 2002. As more fully discussed in the subsequent Market Risk Section, management employs various techniques to manage, within established parameters, the interest rate and liquidity risk inherent in this strategy. The effectiveness of these strategies is reflected in the overall changes in net interest revenue due to changes in interest rates, as shown in Table 1.

OTHER OPERATING REVENUE

Other operating revenue increased $30.2 million or 58% for the first quarter 2003 compared to the same period of 2002. Fees and commissions increased $13.5 million or 23%. Fees and commissions continue to represent a significant portion of BOK Financial's total revenue at 43%, excluding gains and losses on securities and derivatives, for the quarter ended March 31, 2003. Service charges and fees on deposit accounts increased $5.1 million or 37% due mostly to an overdraft privilege product initiated in the second quarter of 2002. Mortgage banking revenues increased $4.9 million or 46%. See discussion of mortgage banking in the lines of business section of this report for further discussion. Brokerage and trading revenue increased $2.6 million due to increased sales of fixed income securities to institutional customers. Transaction card revenue increased $1.1 million or 9% due to increases in merchant fees and check card revenue. Trust fees remained relatively flat despite growth in customers due to declines in the asset values on which many fees are based.

BOK Financial realized net gains on sales of securities of $9.7 million during the quarter ended March 31, 2003 compared to a net loss of $7.6 million during the same period of 2002. These amounts included net gains from sales of securities designated as economic hedges of the mortgage-servicing portfolio of $3.2 million during the first quarter 2003 compared to net losses of $19.9 million during the same period 2002. Net gains in general securities portfolio were $6.5 million for the quarter ended March 31, 2003 compared to $12.3 million for the same period of 2002. Management's strategy during 2002 and the first quarter of 2003 was to sell securities that had limited potential for further appreciation and to replace them with securities with less prepayment risk. Net gain (loss) on derivatives primarily represented the mark to market of the derivative portfolio used for interest rate risk management. Additional discussion regarding the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

--------------------------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                 2003           2002             2002            2002             2002
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $    8,679     $    6,725       $    5,359      $    6,299       $    6,067
Transaction card revenue                        13,599         13,973           13,654          13,439           12,486
Trust fees and commissions                      10,180          9,813            9,605          10,300           10,374
Service charges and fees
  on deposit accounts                           18,984         18,991           18,395          16,391           13,855
Mortgage banking revenue, net                   15,535         14,943           12,556          10,759           10,652
Leasing revenue                                    859            826              790             822              892
Other revenue                                    5,001          4,431            5,105           5,698            5,042
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    72,837         69,702           65,464          63,708           59,368
--------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                             730             30              444               7              676
Gain (loss) on sales of securities, net          9,689         10,342           34,341          21,602           (7,581)
Gain (loss) on derivatives, net                 (1,102)           665            7,218          (1,453)            (536)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   82,154     $   80,739       $  107,467      $   83,864       $   51,927
--------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSE

Other operating expense for the quarter ending March 31, 2003 increased $15.8 million or 19% compared to the same period of 2002.

Mortgage banking costs increased $6.1 million or 73% over the same period of 2002 due to increased amortization of mortgage servicing rights. A recovery of impairment on mortgage servicing rights was also recognized due to current market conditions. These market conditions and impact of prepayment speeds on the mortgage banking business are more thoroughly discussed in the Lines of Business - Mortgage Banking section of this report. Excluding the increases in amortization of mortgage servicing rights and the recovery of impairment on mortgage servicing rights, other operating expense increased $11.8 million or 14%.

Personnel expense increased $9.3 million or 21% for the first quarter of 2003 compared to the same quarter of 2002. Salaries and benefits rose $5.8 million during this period due to a $3.3 million increase in salaries and a $2.5 million increase in benefits. Average compensation per full-time equivalent employee ("FTE") rose 8%. Benefits per FTE rose 33% due to increases in the cost of insurance benefits and pension costs. Bonuses and incentive compensation, which can be directly tied to growth in revenue, accounted for $3.5 million of the increase in personnel expense.

Data processing and communication expense increased $2.2 million or 21%. Data processing costs increased $827 thousand due to transaction card processing and $924 thousand due to expenses related to the current project to upgrade BOK Financial's core processing system. Total expenses related to the upgrade of the core processing system in the first quarter of 2003 were $1.0 million at March 31, 2003.

----------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                                        Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2003             2002           2002              2002             2002
                                   ----------------------------------------------------------------------------------
Personnel expense                  $    52,632     $    50,134     $    44,963      $    44,885      $    43,332
Business promotion                       3,471           2,798           2,483            3,208            2,878
Professional fees and services           3,765           3,531           2,816            3,732            2,908
Net occupancy and equipment             11,061          11,130          10,578           10,299           10,340
Data processing & communications        12,643          13,459          12,138           11,216           10,438
FDIC and other insurance                   516             513             468              483              439
Printing, postage and supplies           3,359           3,418           3,172            3,018            3,057
Net gains and operating
  expenses on repossessed assets             8             203             108              656               47
Amortization of intangible assets        1,777           2,002           1,867            1,882            1,887
Mortgage banking costs                  14,442          14,488          11,635            7,791            8,357
Provision (recovery) for
impairment
  of mortgage servicing rights          (7,830)         (1,615)         29,042           23,774           (5,278)
Other expense                            3,082           4,932           4,425            2,854            4,746
---------------------------------------------------------------------------------------------------------------------
  Total                            $    98,926     $   104,993     $   123,695      $   113,798      $    83,151
---------------------------------------------------------------------------------------------------------------------


LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma ("BOk") franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which includes all banking functions for Bank of Albuquerque, N.A., Bank of Arkansas, N.A., and Bank of Texas, N.A. Other non-reportable lines of business include the TransFund ATM network and BOSC, Inc., a securities broker/dealer. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 90 days for certain rate-sensitive deposits to five years. Over the past year, the average transfer-pricing rate for these deposit accounts decreased by approximately 60 basis points. Since many of these deposit accounts are either noninterest bearing accounts or interest-bearing accounts whose rates cannot be readily reset lower due to market constraints, the decline in the transfer-pricing rates shifted net interest revenue from providers of funds, primarily consumer banking and trust services, to the funds management unit.

CORPORATE BANKING

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and surrounding states. BOk's Corporate Banking Division includes the Denver loan production office. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed $12.1 million or 27% to consolidated net income for the first quarter of 2003. This compares to $11.6 million or 35% of consolidated net income for the first quarter of 2002. The decrease in net interest revenue from external sources was due to the diminishing market rates on loans which was offset by a decline in net interest expense from internal sources. Net interest revenue from internal sources decreased due to lower transfer-pricing rates, as discussed above. Operating expenses increased to $15.2 million for the first quarter of 2003 from $14.0 million for the same period of the prior year mostly due to an increase in transaction processing costs. The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division. Average assets increased $500 million or 13% for the first quarter of 2003 from the same period of the prior year due primarily to loan growth of $290 million.

TABLE 4 - CORPORATE BANKING
 (In thousands)

                                              Three months ended March 31,
                                             --------------------------------
                                                  2003             2002
                                              ------------- -- --------------
NIR (expense) from external sources        $      37,981    $      38,636
NIR (expense) from internal sources               (8,638)         (12,206)
                                              -------------    --------------
Total net interest revenue                        29,343           26,430

Other operating revenue                            8,566            8,231
Operating expense                                 15,222           13,967
Provision for loan loss                            3,034            2,214
Net income                                        12,128           11,574

Average assets                             $   4,430,692    $   3,930,867
Average equity                                   481,632          444,483

Return on assets                                    1.11%            1.19%
Return on equity                                   10.21%           10.56%
Efficiency ratio                                   40.15%           40.30%

CONSUMER BANKING

The Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $1.9 million or 4% to consolidated net income for the first quarter of 2003. This compares to $1.5 million or 5% of consolidated net income for the first quarter of 2002. Revenue from internal sources, primarily funds provided to other business lines, decreased $1.1 million due to lower transfer-pricing rates. Other operating revenue increased $3.2 million, or 41%, over the first quarter of 2002 due primarily to increases in service charges from an overdraft privilege product initiated during the second quarter of 2002. The provision for loan losses, which represents actual net loans charged off, increased $321 thousand in the first quarter of 2003 as compared to the same period of 2002 due primarily to the overdraft privilege product.

TABLE 5 - CONSUMER BANKING
(In thousands)

                                               Three months ended March 31,
                                              --------------------------------
                                                   2003             2002
                                               ------------- -- --------------
NIR (expense)  from external sources        $      (4,457)   $      (4,084)
NIR (expense) from internal sources                14,518           15,609
                                               -------------    --------------
Total net interest revenue                         10,061           11,525

Other operating revenue                            11,115            7,874
Operating expense                                  16,007           15,449
Provision for loan loss                             2,045            1,440
Net income                                          1,910            1,534

Average assets                              $   2,447,169    $   2,264,618
Average equity                                     75,069           72,130

Return on assets                                     0.32%            0.27%
Return on equity                                    10.32%            8.63%
Efficiency ratio                                    75.59%           79.64%

MORTGAGE BANKING

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOK Mortgage contributed $9.3 million or 21% to consolidated net income in the first quarter of 2003 compared to a loss of $6.3 million in the first quarter of 2002.

BOK Mortgage is comprised of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage interest rates are low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage interest rates are relatively high and prepayments are low. The historically low mortgage interest rate environment that continued throughout the first quarter of 2003 produced net profits for the loan production sector. The loan servicing sector also produced a profit for the first quarter of 2003 due primarily to hedging activities.

LOAN PRODUCTION SECTOR

Revenue from loan production was $12.3 million in the first quarter of 2003, including $5.5 million of capitalized mortgage servicing rights, compared to revenue from loan production of $4.7 million in the first quarter of 2002, including $4.0 million of capitalized mortgage servicing rights. The increase in revenue was due to increased volume of loans originated and an improved market for loan sales. Mortgage loans funded totaled $378 million in the first quarter of 2003, including $97 million for home purchases and $281 million of refinanced loans. Mortgage loans funded in the first quarter of 2002 totaled $245 million. Approximately 66% of the loans funded in the first quarter of 2003 were in Oklahoma. The combination of increased volume and improved market conditions increased pre-tax income from loan production to $10.8 million in 2003 compared to $3.1 million in 2002. The pipeline of mortgage loan applications totaled $451 million at March 31, 2003, an increase of 39% since year end.

LOAN SERVICING SECTOR

The loan servicing sector had pre-tax income of $4.6 million for the first quarter of 2003 compared to a pre-tax loss of $13.3 million for the same period of 2002. The increase in pre-tax income was due primarily to improved hedging performance. BOK Financial realized net gains on sales of securities held as an economic hedge of its mortgage servicing rights of $3.2 million in the first quarter of 2003. This is compared to net losses of $19.9 million realized in the first quarter of 2002.

Excluding hedge performance, the loan servicing sector incurred a $1.1 million pre-tax loss in the first quarter of 2003 compared to pre-tax income of $4.0 million in 2002. Amortization expense, which is based on both actual and anticipated loan prepayments, increased to $14.2 million in 2003 compared to $6.6 million in 2002. This increase in amortization expense was partially offset by reductions in the valuation allowance for impairment of mortgage servicing rights of $7.8 million in 2003 and $5.3 million in 2002.

Servicing revenue totaled $6.1 million in 2003 compared to $7.0 million in 2002. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $5.6 billion for the first quarter of 2003 compared to $6.5 billion for the first quarter of 2002. The decrease in loans serviced reflected both the rapid refinancing of mortgage loans and BOK Mortgage's decision to curtail purchases of mortgage loan servicing.

The valuation allowance for impairment of mortgage servicing rights totaled $47 million at March 31, 2003 compared to $13 million at March 31, 2002. BOK Financial provides a valuation allowance to reduce the carrying value of its servicing rights to the lower of fair value or amortized cost segregated by impairment strata. Impairment strata are determined by interest rate bands and by loan types, either conventional or government-backed. The fair value of servicing rights is based on estimated revenues that will be generated over the servicing period, less estimated costs to service the loans. The valuation allowance may be reversed, in part or in whole, if the fair value of servicing rights in a particular impairment strata increase or if the amortized cost of servicing rights in a particular strata decrease. Fair value may increase if anticipated loan prepayment speeds decrease. Amortized cost of a particular impairment stratum will decrease through amortization.

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. The fair value of these securities is expected to vary inversely to the fair value of the servicing rights. See the Market Risk section of this report for additional discussion of the prepayment risk of the mortgage servicing portfolio and related hedging strategies.

TABLE 6 - MORTGAGE BANKING
(In thousands)

                                              Three months ended March 31,
                                             --------------------------------
                                                  2003             2002
                                              ------------- -- --------------
NIR (expense)  from external sources       $       7,689    $        8,945
NIR (expense) from internal sources               (2,798)           (4,239)
                                              -------------    --------------
Total net interest revenue                         4,891             4,706

Capitalized mortgage servicing rights              5,521             4,033
Other operating revenue                           12,798             7,675
Operating expense                                 18,833            12,004
Provision (recovery) for impairment of
   mortgage servicing rights                      (7,830)           (5,278)
Gains (losses) on sales of financial               3,193           (19,922)
instruments
Net income (loss)                                  9,306            (6,292)

Average assets                             $     656,632    $      711,053
Average equity                                    69,972            48,191

Return on assets                                    5.75%            (3.59)%
Return on equity                                   53.94%           (52.95)%
Efficiency ratio                                   81.14%            73.13%

TRUST SERVICES

BOK Financial provides a wide range of trust and private financial services, including institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are primarily provided to clients in Oklahoma, Texas, Arkansas and New Mexico. Additionally, Trust Services include a nationally competitive, self-directed 401-(k) program with clients in Dallas, Chicago, New York and Los Angeles. At March 31, 2003 and 2002, trust assets with an aggregate market value of $17.1 billion and $18.2 billion, respectively, were subject to various fiduciary arrangements. The $1.1 billion decline in trust assets has been due to the significant declines in the equities markets. These declines in the market value of trust assets have been offset somewhat by new business. BOK Financial has sole or joint discretionary authority over $7.7 billion of trust assets at March 31, 2003 compared to $9.6 billion of trust assets at March 31, 2002. Trust Services contributed $1.4 million or 3% to consolidated net income for the first quarter 2003. This compared to $1.7 million or 5% of consolidated net income for the first quarter of 2002. Average assets increased $111 million or 22% for the first quarter of 2003 from the same period of the prior year. The growth in assets is largely attributable to an increase in funds provided by the personal financial services units of Trust Services. Interest-bearing transaction deposits have increased as customers respond to the equities market downturn.


TABLE 7 - TRUST SERVICES
(In thousands)

                                              Three months ended March 31,
                                             --------------------------------
                                                  2003             2002
                                              ------------- -- --------------
NIR (expense)  from external sources       $         192    $         473
NIR (expense) from internal sources                2,314            1,874
                                              -------------    --------------
Total net interest revenue                         2,506            2,347

Other operating revenue                           10,081           10,360
Operating expense                                 10,266            9,813
Net income                                         1,398            1,737

Average assets                             $     610,163    $     499,222
Average equity                                    45,527           43,955

Return on assets                                    0.93%            1.41%
Return on equity                                   12.45%           16.03%
Efficiency ratio                                   81.56%           77.23%

REGIONAL BANKING

Regional banks include Bank of Texas, Bank of Albuquerque, and Bank of Arkansas. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $9.2 million or 21% to consolidated net income for the first quarter of 2003. This compares to $7.8 million or 24% of consolidated net income for the first quarter of 2002. Net interest revenue from external customers increased $3.6 million or 10% in the first quarter of 2003 from the same period of the prior year due to growth in average earning assets, offset by declines in yields. Net interest expense from internal sources decreased $1.9 million or 30% due to lower transfer-pricing rates, as described above. Other operating revenue increased $2.4 million or 45% in the first quarter of 2003 from the same period of the prior year due primarily to service charges on deposit accounts, including an overdraft privilege product initiated in the second quarter of 2002. Operating expenses increased $5.0 million or 23% in the first quarter of 2003 from the first quarter of 2002. Personnel costs accounted for approximately $3.0 million of this increase due to increases in the number of employees, overall increases in salary and benefits expense per employee, and incentive bonuses directly related to revenue growth.

BOK Financial's operations in Texas, New Mexico and Arkansas contributed $6.2 million, $2.7 million, and $341 thousand, respectively, to consolidated net income for the first quarter of 2003. This compared to $5.8 million, $1.6 million, and $455 thousand, respectively, for the first quarter 2002.

Average assets increased $793 million or 21% for the first quarter of 2003 from the same period of the prior year due to the acquisition of $252 million of Bank of Tanglewood assets in the fourth quarter of 2002 and due to growth at Bank of Texas and Bank of Albuquerque of approximately $300 million and $215 million, respectively.

Average equity assigned to regional banks included both an amount based on management's assessment of risk and an additional amount based on BOK Financial's investment in these entities. Management measures performance for regional banks based on tangible net income, return on assets and return on equity. Tangible net income is defined as net income excluding the after-tax effect of core deposit intangible asset amortization.

Table 8 - Regional Banking
(In thousands)

                                              Three months ended March 31,
                                             --------------------------------
                                                  2003             2002
                                              ------------- -- --------------
NIR (expense)  from external sources       $      39,010    $      35,437
NIR (expense) from internal sources               (4,438)          (6,317)
                                              -------------    --------------
Total net interest revenue                        34,572           29,120

Other operating revenue                            7,845            5,407
Operating expense                                 26,889           21,852
Provision for loan loss                            1,403            1,116
Gains (losses) on sales of financial                 339              827
instruments
Net income                                         9,159            7,833
Tangible net income                               10,677            9,606

Average assets                             $   4,487,196    $   3,693,984
Average equity                                   536,818          432,662

Tangible return on assets                           0.97%            1.05%
Tangible return on equity                           8.07%            9.00%
Efficiency ratio                                   63.39%           63.29%

DISCUSSION AND ANALYSIS OF OPERATIONS

LOANS

The aggregate loan portfolio at March 31, 2003 totaled $7.0 billion compared to $6.9 billion at December 31, 2002. Commercial loans increased $23 million and commercial real estate loans increased $26 million during the quarter.

---------------------------------------------------------------------------------------------------------------------
Table 9 - Loans
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2003             2002           2002             2002            2002
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,147,875    $   1,132,178   $   1,006,151   $     936,381    $     970,234
  Manufacturing                            523,055          501,506         507,798         513,019          499,870
  Wholesale/retail                         626,362          627,422         671,127         655,081          613,612
  Agriculture                              163,823          186,976         154,221         134,612          156,334
  Services                               1,254,894        1,249,622       1,166,193       1,118,239        1,075,852
  Other commercial and industrial          297,226          292,094         286,972         300,239          339,355
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,013,235        3,989,798       3,792,462       3,657,571        3,655,257
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
  Construction and land development        371,680          356,227         331,073         320,730          329,335
  Multifamily                              306,409          307,119         309,173         297,576          301,402
  Other real estate loans                  783,674          772,492         767,083         744,391          739,646
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,461,763        1,435,838       1,407,329       1,362,697        1,370,383
---------------------------------------------------------------------------------------------------------------------
Residential mortgage:
  Secured by 1-4 family
    residential properties                 951,415          929,759         849,254         795,834          726,228
  Residential mortgages held for           146,092          133,421         136,330          82,714           89,439
sale
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,097,507        1,063,180         985,584         878,548          815,667
---------------------------------------------------------------------------------------------------------------------
Consumer                                   403,984          412,167         409,779         414,571          407,909
---------------------------------------------------------------------------------------------------------------------
  Total                              $   6,976,489    $   6,900,983   $   6,595,154   $   6,313,387    $   6,249,216
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to energy customers totaled $1.1 billion or 16% of total loans at March 31, 2003. Approximately $939 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy loan category also included loans to borrowers involved in the transportation of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. Outstanding loans to the services industry totaled $1.3 billion at March 31, 2003. Services included loans that totaled $233 million to nursing homes, $109 million to the healthcare industry and $65 million to the hotel industry. Agriculture included $148 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 9.

Commercial real estate loans totaled $1.5 billion at March 31, 2003 or 21% of the total loan portfolio. This represented a $26 million or 2% increase during the quarter. Construction and land development loans increased $15 million. Construction and land development loans included $297 million for single-family residential lots and premises, an increase of $10 million during the quarter. The major components of other commercial real estate loans were office buildings
- $288 million and retail facilities - $221 million.

Residential mortgage loans, excluding loans held for sale, included $320 million of home equity loans, $256 million of loans held for business relationship, $240 million of adjustable rate mortgage loans and $117 million of loans held for community development. Consumer loans included $178 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 21% of the indirect automobile loan portfolio was considered sub-prime.

While BOK Financial continued to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 10 presents the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
Table 10 - Loans by Principal Market Area
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2003             2002           2002             2002            2002
                                    ---------------------------------------------------------------------------------
Oklahoma (1):
   Commercial                        $   2,764,252    $   2,773,158   $   2,663,752   $   2,547,218    $   2,594,237
   Commercial real estate                  782,842          763,469         790,638         752,757          743,728
   Residential mortgage                    679,727          656,391         613,963         559,366          498,890
   Residential mortgage held for           146,092          133,421         136,330          82,714           89,439
   sale
   Consumer                                299,404          294,404         311,877         314,061          312,505
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,672,317    $   4,620,843   $   4,516,560   $   4,256,116    $   4,238,799
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $     889,127    $     866,905   $     789,846   $     773,649    $     771,167
   Commercial real estate                  459,605          455,364         391,207         381,068          400,350
   Residential mortgage                    195,179          192,575         149,983         148,463          138,987
   Consumer                                 91,182          104,353          85,651          88,783           83,985
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,635,093    $   1,619,197   $   1,416,687   $   1,391,963    $   1,394,489
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Commercial                        $     298,051    $     286,622   $     276,222   $     270,278    $     222,960
   Commercial real estate                  155,240          150,293         141,298         142,829          139,044
   Residential mortgage                     71,598           76,020          80,298          82,926           83,310
   Consumer                                 11,040           11,399          10,191           9,711            9,245
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     535,929    $     524,334   $     508,009   $     505,744    $     454,559
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                        $      61,805    $      63,113   $      62,642   $      66,426    $      66,893
   Commercial real estate                   64,076           66,712          84,186          86,043           87,260
   Residential mortgage                      4,911            4,773           5,010           5,079            5,042
   Consumer                                  2,358            2,011           2,060           2,016            2,174
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     133,150    $     136,609   $     153,898   $     159,564    $     161,369
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $   6,976,489    $   6,900,983   $   6,595,154   $   6,313,387    $   6,249,216
                                    ---------------------------------------------------------------------------------

(1) Includes Denver loan production office.

OTHER DERIVATIVES WITH CREDIT RISK

BOK Financial offers a program that permits its energy-producing customers to hedge against price fluctuations and to take positions through energy option and swap contracts. These contracts are executed between BOk and its customers. Offsetting contracts are executed between BOk and selected energy dealers to minimize the risk of changes in energy prices. The dealer contracts are identical to the customer contracts, except for a fixed pricing spread paid to BOk as compensation for administrative costs, credit risk and profit.

The fair value of energy derivative contracts carried as assets totaled $112 million and the fair value of energy contracts carried as liabilities totaled $113 million at March 31, 2003. Approximately 68% of the fair value of asset contracts was with customers of BOK Financial. The remaining 32% was with energy dealers, primarily Bank of Montreal and J.P. Morgan-Chase. Conversely, approximately 69% of the fair value of liability contracts was with energy dealers, primarily Morgan Stanley, Coral Energy and Bank of Montreal. The remaining 31% was due to various customers. Deterioration in the credit standing of one or more counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of a counterparty deteriorated such that either the fair value of the energy production no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $120 million at March 31, 2003 compared to $116 million at December 31, 2002. These amounts represent 1.75% and 1.72%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The reserve for loan losses also represented 236% of nonperforming loans at March 31, 2003 compared to 233% at December 31, 2002. Net loans charged-off during the first quarter totaled $6.3 million, compared to $6.5 million in the fourth quarter of 2002 and $4.9 million in the first quarter of 2002. Table 11 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
Table 11 - Summary of Loan Loss Experience
(In thousands)

                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                       March 31,       Dec. 31,       Sept. 30,        June 30,        March 31,
                                         2003            2002           2002            2002             2002
                                   --------------------------------------------------------------------------------
Beginning balance                   $     116,070  $     111,226   $     108,084  $     105,900    $     101,905
 Loans charged-off:
  Commercial                                4,144          3,550           2,873          3,378            3,525
  Commercial real estate                        5            163               -              -              123
  Residential mortgage                        400            219              88             11               94
  Consumer                                  3,502          3,945           3,164          2,258            2,514
-------------------------------------------------------------------------------------------------------------------
  Total                                     8,051          7,877           6,125          5,647            6,256
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged off:
   Commercial                                  95            441             332            169              334
   Commercial real estate                       8             15               9             45               49
   Residential mortgage                        38              2             118              6               20
   Consumer                                 1,627            898             779            777              982
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,768          1,356           1,238            997            1,385
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                       6,283          6,521           4,887          4,650            4,871
Provision for loan losses                   9,912         10,001           8,029          6,834            8,866
Additions due to acquisitions                   -          1,364               -              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     119,699  $     116,070   $     111,226  $     108,084    $     105,900
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.75%          1.72%           1.72%          1.73%            1.72%
 Net loan losses (annualized)
  to average loans (1)                       0.37           0.39            0.31           0.30             0.32
-------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale.


Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral value. At March 31, 2003 specific impairment reserves totaled $2.9 million on total impaired loans of $42 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each factor identified. At March 31, 2003 the range of potential losses for the more significant factors were:

General economic conditions         $ 6.5 million - $8.7 million
Concentration of large loans        $ 1.2 million - $2.4 million
Loan portfolio growth               $724 thousand - $1.4 million

Evaluation of the loan loss reserve requires a significant level of assumptions by management including estimation of future cash flows, collateral values, relevance of historical loss trends to the loan portfolio and assessment of current economic conditions on the borrowers' ability to repay. The required loan loss reserve could be materially affected by changes in these assumptions. The loan loss reserve is adequate to absorb losses inherent in the loan portfolio based upon current conditions and information available to management. However, actual losses may differ significantly due to changing conditions or information that is not currently available.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $56 million at March 31, 2003, $57 million at December 31, 2002 and $50 million at March 31, 2002, is presented in Table 12. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans increased $858 thousand during the first quarter of 2003, including newly identified nonaccruing loans of $6.9 million. This increase was partially offset by nonaccruing loans decreasing $3.7 million from charge-offs and foreclosure and $2.6 million from cash payments received.

---------------------------------------------------------------------------------------------------------------------
Table 12 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,     Sept. 30,    June 30,      March 31,
                                                     2003          2002          2002         2002          2002
                                               ----------------------------------------------------------------------
 Nonperforming loans:
   Nonaccrual loans:
   Commercial                                   $    39,576   $    39,114   $    41,093  $    28,803   $    33,784
   Commercial real estate                             3,585         3,395         5,788        4,388         3,360
   Residential mortgage                               6,202         5,950         6,025        4,486         4,182
   Consumer                                           1,350         1,396           556          605           555
---------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                           50,713        49,855        53,462       38,282        41,881
  Renegotiated loans                                      -             -             -            -             -
---------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                        50,713        49,855        53,462       38,282        41,881
  Other nonperforming assets                          5,350         6,719         6,427        6,630         7,655
---------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                  $    56,063   $    56,574   $    59,889  $    44,912   $    49,536
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                                236.03%       232.82%       208.05%      282.34%       252.86%
 Nonperforming loans to
  period-end loans (2)                                 0.74          0.74          0.83         0.72          0.68
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                   $     7,921   $     8,117    $   10,274   $   12,215   $    13,023
---------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.        $     5,185   $     4,956   $     6,640  $     6,764   $     6,314
    Excludes residential mortgages guaranteed
     by agencies of the U.S.
     Government in foreclosure.                       3,853         3,630         4,931        4,853         4,044
(2) Excludes residential mortgage loans held for sale

---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in nonperforming assets. Known information does, however, cause management to have concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $62 million at March 31, 2003 compared to $75 million at December 31, 2002 and $60 million at March 31, 2002. At March 31, 2003 the composition of potential problem loans by primary industry categories included management of recreational properties - $14 million, manufacturing - $11 million, healthcare - $11 million and energy - $9 million.

DEPOSITS

Total deposits increased 6% to $8.6 billion during the first quarter of 2003. Time deposits increased $279 million or 9% and interest-bearing transaction accounts increased $288 million or 9%. These were partially offset by a $71 million decrease in demand deposit accounts. Average core deposits were 54% of total deposits for the first quarter of 2003 compared to 56% at December 31, 2002 and 58% at March 31, 2002. Core deposits represent all deposits, excluding public funds, broker deposits, sweep accounts and time deposits greater than $100 thousand. Average uninsured deposits represented 38% of total deposits at March 31, 2003, compared to 37% at December 31, 2002 and 29% at March 31, 2002. Uninsured deposits as used in this presentation are based on a simple analysis of account balances and do not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations.

The distribution of deposit accounts among BOK Financial's principal markets is shown in Table 13.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - DEPOSITS BY PRINCIPAL MARKET AREA
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2003             2002           2002             2002            2002
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,014,983    $   1,044,628   $     951,301   $     834,240    $     764,276
   Interest-bearing:
     Transaction                         2,099,096        1,897,353       1,762,593       1,689,404        1,696,436
     Savings                               109,954          103,749         104,864         105,226          107,564
     Time                                2,572,531        2,334,949       2,263,729       2,212,642        2,193,447
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,781,581        4,336,051       4,131,186       4,007,272        3,997,447
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,796,564    $   5,380,679   $   5,082,487   $   4,841,512    $   4,761,723
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     344,228    $     394,164   $     320,108   $     318,334    $     289,850
   Interest-bearing:
     Transaction                         1,023,917          953,550         776,991         749,516          747,917
     Savings                                36,965           33,071          31,058          30,253           30,456
     Time                                  542,101          510,512         450,387         464,948          429,971
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,602,983        1,497,133       1,258,436       1,244,717        1,208,344
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,947,211    $   1,891,297   $   1,578,544   $   1,563,051    $   1,498,194
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Demand                            $      89,464    $      79,953   $      77,286   $      70,892    $      60,638
   Interest-bearing:
     Transaction                           307,411          295,174         264,188         249,771          264,789
     Savings                                27,036           26,704          27,048          27,215           27,346
     Time                                  296,492          287,607         285,968         280,073          257,611
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  630,939          609,485         577,204         557,059          549,746
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     720,403    $     689,438   $     654,490   $     627,951    $     610,384
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Demand                            $      11,761    $      12,949   $      11,198   $      12,548    $      11,560
   Interest-bearing:
     Transaction                            21,756           18,025          17,807          15,791           16,598
     Savings                                 1,269            1,214           1,218           1,425            1,410
     Time                                  135,756          134,923         128,233         119,968          117,090
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  158,781          154,162         147,258         137,184          135,098
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     170,542    $     167,111   $     158,456   $     149,732    $     146,658
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $   8,634,720    $   8,128,525   $   7,473,977   $   7,182,246    $   7,016,959
                                    ---------------------------------------------------------------------------------

CAPITAL

Shareholders' equity increased $43 million during the first quarter of 2003 and totaled $1.1 billion at March 31, 2003. The increase was primarily due to net income for the quarter. BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. For a banking institution to qualify as well capitalized, as defined by the banking agencies, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. BOK Financial's capital ratios are presented in Table 14. Additionally, each subsidiary bank exceeds the regulatory definition of well capitalized.

--------------------------------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                                 March 31,       Dec. 31,      Sept. 30,      June 30,      March 31,
                                   2003            2002           2002          2002          2002
                                ------------------------------------------------------------------------
Average shareholders' equity
  to average assets                9.02%           8.81%          8.38%          8.01%         7.93%
Risk-based capital:
  Tier 1 capital                   9.20            8.98           9.03           8.69          8.49
  Total capital                   12.11           11.95          12.43          12.11         11.99
Leverage                           7.03            6.88           6.99           6.78          6.63


During 2002, BOK Financial issued shares of common stock for its purchase of Bank of Tanglewood. In addition, BOK Financial agreed to a limited price guarantee on a portion of the shares issued in this purchase. Pursuant to this guarantee, any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 198,010. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock to satisfy any obligation under the price guarantee or to pay cash.

The following table presents the estimated number of common shares that would be required to be issued and the cash value equivalent if the market value of BOK Financial's common stock remained at $32.67, its closing price on March 31, 2003 and if all holders exercised their rights under the price guarantee agreement.

                                                                                               Cash
                                                                                            Equivalent
                                                                                                of
                                                                           Additional       Additional
                                                              Number         Shares           Shares
               Benchmark                     Benchmark          Of             To               (In
                 Period                        Price          Shares          Issue         Thousands)
------------------------------------------------------------------------------------------------------------

 October 25, 2003 - December 24, 2003          $34.81         198,010         12,948         $  423

 October 25, 2004 - December 24, 2004           37.38         198,010         28,574            933

 October 25, 2005 - December 24, 2005           39.96         198,010         44,201          1,444

 October 25, 2006 - December 24, 2006           42.54         198,010         59,827          1,955

 October 25, 2007 - December 24, 2007           45.12         198,010         75,454          2,465

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts as previously discussed.

Responsibility for managing market risk rests with the Asset / Liability Committee that operates under policy guidelines established by the Board of Directors. The acceptable negative variation in net interest revenue, net income or economic value of equity due to a specified basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

INTEREST RATE RISK - OTHER THAN TRADING

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected average duration of 2.05 years while the related funds borrowed have an average duration of 90 days. Average securities purchased and funds borrowed under this strategy were $1.9 billion during the first quarter of 2003.

Additionally, BOK Financial uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the first quarters of 2003 and 2002, net interest revenue increased $3.3 million and $3.2 million, respectively, from periodic settlements of these swaps. Additionally, net losses of $1.3 million were recognized in the first quarter of 2003 compared to net losses of $1.0 million in the first quarter of 2002 from adjustments of interest rate swaps to fair value. Credit risk from these swaps is closely monitored Derivative contracts are not used for speculative purposes.

The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on eight interest rate scenarios. Three specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. These are a "most likely" rate scenario and two "shock test" scenarios, first assuming a sustained parallel 200 basis point increase and second assuming a sustained parallel 100 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in rates. However, these results are not meaningful in the current low-rate environment. An independent source is used to determine the most likely interest rate scenario.

BOK Financial's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and the London Interbank Offering Rate, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 15 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are shown in Table 16.


TABLE 15 - INTEREST RATE SENSITIVITY
(Dollars in Thousands)
                                    Increase                       Decrease
                            --------------------------    ---------------------------    ------------------------
                                     200 bp                         100 bp                     Most Likely
                            --------------------------    ---------------------------    ------------------------
                                2003         2002            2003          2002             2003         2002
                            ------------- ------------    ------------ --------------    ------------ -----------
Anticipated impact over the next twelve months:
   Net interest revenue        $ 12,724    $ 10,235         $(8,050)      $ (5,921)        $ 5,178      $ 6,292
                                    3.1%        2.9%           (1.9)%         (1.7)%           1.3%         1.8%
-----------------------------------------------------------------------------------------------------------------

   Net income                  $  7,953    $  6,397         $ (5,031)     $ (3,700)        $ 3,237      $ 3,933
                                    4.9%        4.9%            (3.1)%        (2.9)%           2.0%         3.0%
-----------------------------------------------------------------------------------------------------------------

   Economic value of equity    $ 20,145    $ 53,607         $(49,972)     $(73,385)        $46,077      $55,282
                                    1.4%        4.3%            (3.5)%        (6.3)%           3.2%         4.4%
-----------------------------------------------------------------------------------------------------------------


BOK Financial has market risk associated with its portfolio of mortgage servicing rights, primarily due to loan prepayments. BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed and U.S. government agency debentures are acquired and held as available for sale when prepayment risk exceeds certain levels. The fair value of these securities is expected to vary inversely to the fair value of the mortgage servicing rights. This strategy presents certain risks. A well-developed market determines the fair value for securities, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At March 31, 2003, securities with a fair value of $207 million and an unrealized gain of $1.8 million were held for the economic hedge program. This unrealized gain, net of income taxes, is included in shareholders' equity as part of other comprehensive income. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At March 31, 2003, the pre-tax results of this modeling on reported earnings were:

TABLE 16 - INTEREST RATE SENSITIVITY - MORTGAGE SERVICING
(Dollars in Thousands)
                                      50 bp increase        50 bp decrease
Anticipated change in:
Mortgage servicing rights                 $ 16,218             $ (9,789)
Hedging securities                          (2,583)               5,223
                                    -------------------- ---------------------
   Net                                    $ 13,635             $ (4,566)
                                    -------------------- ---------------------

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


-----------------------------------------------------------------------------------------------
TABLE 17 - INTEREST RATE SWAPS
(In Thousands)

                Notional           Pay               Receive          Positive       Negative
                 Amount            Rate                Rate          Fair Value     Fair Value
           ------------------------------------------------------------------------------------
Expiration:
2004            $  71,869    1.28%(1) - 4.22%    1.30%(1) - 7.36%    $   3,243       $   (372)
2006              222,585    1.28%(1) - 8.80%    1.30%(1) - 8.80%        3,922         (1,634)
2007              275,000        1.28%(1)          4.09% - 4.51%         7,114              -
2008               30,000    1.28%(1) - 2.74%    1.28%(1) - 2.74%          206           (206)
2009                5,466    1.30%(1) - 4.75%    1.30%(1) - 4.75%          339           (347)
2011               43,723     5.21% - 5.51%          1.30%(1)                -         (3,537)
-----------------------------------------------------------------------------------------------
                                                                      $ 14,824       $ (6,096)
                                                                    ---------------------------

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the nominal aggregate trading positions to $100 million, the VAR to $1.6 million. At March 31, 2003, the nominal aggregate trading positions was $12 million, the VAR was $307 thousand. The greatest value at risk during the first quarter of 2003 was $1.2 million.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and reserve for loan losses involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

REPORT OF MANAGEMENT ON CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial conditions, results of operations and cash flows of BOK Financial and its subsidiaries at the dates and for the periods presented.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of BOK Financial's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of BOK Financial's disclosure controls and procedures. Based on that evaluation, BOK Financial's management, including the CEO and CFO, concluded that BOK Financial's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in BOK Financial's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

The Board of Directors of BOK Financial maintains a Risk Oversight and Audit Committee consisting of outside directors that meet periodically with management and BOK Financial's internal and independent auditors. The Committee considers the audit and nonaudit services to be performed by the independent auditors, makes arrangements for the internal and independent audits and recommends BOK Financial's selection of independent auditors. The Committee also reviews the results of the internal and independent audits, critical accounting policies and practices, and various shareholder reports and other reports and filings.

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 2002 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollars In Thousands, Except Per Share Data)
                                                              Three Months Ended
                                                                   March 31,
                                                         -----------------------------
                                                            2003             2002
                                                         -----------------------------
Interest Revenue
Loans                                                    $  94,476        $  92,755
Taxable securities                                          45,134           48,153
Tax-exempt securities                                        2,136            2,601
--------------------------------------------------------------------------------------
   Total securities                                         47,270           50,754
--------------------------------------------------------------------------------------
Trading securities                                             100              171
Funds sold and resell agreements                               106               50
--------------------------------------------------------------------------------------
   Total interest revenue                                  141,952          143,730
--------------------------------------------------------------------------------------
Interest Expense
Deposits                                                    35,077           36,101
Borrowed funds                                               8,944           13,840
Subordinated debentures                                      2,420            2,722
--------------------------------------------------------------------------------------
   Total interest expense                                   46,441           52,663
--------------------------------------------------------------------------------------
Net Interest Revenue                                        95,511           91,067
Provision for Loan Losses                                    9,912            8,866
--------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Loan Losses        85,599           82,201
--------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                8,679            6,067
Transaction card revenue                                    13,599           12,486
Trust fees and commissions                                  10,180           10,374
Service charges and fees on deposit accounts                18,984           13,855
Mortgage banking revenue, net                               15,535           10,652
Leasing revenue                                                859              892
Other revenue                                                5,001            5,042
--------------------------------------------------------------------------------------
   Total fees and commissions                               72,837           59,368
--------------------------------------------------------------------------------------
Gain on sale of assets                                         730              676
Gain (loss) on sales of securities, net                      9,689           (7,581)
Loss on derivatives, net                                    (1,102)            (536)
--------------------------------------------------------------------------------------
   Total other operating revenue                            82,154           51,927
--------------------------------------------------------------------------------------
Other Operating Expense
Personnel expense                                           52,632           43,332
Business promotion                                           3,471            2,878
Professional fees and services                               3,765            2,908
Net occupancy and equipment                                 11,061           10,340
Data processing and communications                          12,643           10,438
FDIC and other insurance                                       516              439
Printing, postage and supplies                               3,359            3,057
Net gains and operating expenses on repossessed assets           8               47
Amortization of intangible assets                            1,777            1,887
Mortgage banking costs                                      14,442            8,357
Recovery for impairment of mortgage servicing rights        (7,830)          (5,278)
Other expense                                                3,082            4,746
--------------------------------------------------------------------------------------
   Total other operating expense                            98,926           83,151
--------------------------------------------------------------------------------------
Income Before Taxes                                         68,827           50,977
Federal and state income tax                                24,640           18,045
--------------------------------------------------------------------------------------
Net Income                                               $  44,187         $ 32,932
--------------------------------------------------------------------------------------

Earnings Per Share:
Net Income
   Basic                                                 $    0.79         $   0.62
   Diluted                                               $    0.71         $   0.55
.......................................................................................
Average Shares Used in Computation:
   Basic                                                55,154,698       52,868,907
   Diluted                                              62,567,374       60,122,929
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars In Thousands, Except Per Share Data)

                                                                    March 31,     December 31,      March 31,
                                                                      2003           2002             2002
                                                                  ----------------------------------------------
Assets
Cash and due from banks                                           $   563,674     $   604,680     $   394,407
Funds sold and resell agreements                                       26,642          19,535           6,300
Trading securities                                                     10,658           5,110          22,433
Securities:
  Available for sale                                                3,931,517       3,204,973       2,787,635
  Available for sale securities pledged to creditors                  670,852         728,370         687,356
  Investment (fair value:  March 31, 2003 - $201,892;
    December 31, 2002 -$202,153; March 31, 2002 - $228,315)           199,463         197,950         227,058
----------------------------------------------------------------------------------------------------------------
    Total securities                                                4,801,832       4,131,293       3,702,049
----------------------------------------------------------------------------------------------------------------
Loans                                                               6,976,489       6,900,983       6,249,216
Less reserve for loan losses                                         (119,699)       (116,070)       (105,900)
----------------------------------------------------------------------------------------------------------------
  Net loans                                                         6,856,790       6,784,913       6,143,316
----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           154,943         151,715         139,644
Accrued revenue receivable                                             61,935          72,018          69,375
Intangible assets, net                                                196,256         197,868         149,689
Mortgage servicing rights, net                                         37,526          37,288         102,319
Real estate and other repossessed assets                                5,350           6,719           7,655
Bankers' acceptances                                                   33,210           3,728          11,673
Receivable on unsettled security transactions                               -          65,395               -
Derivative contracts                                                  130,158          90,776          42,638
Other assets                                                           83,993          74,007          75,011
----------------------------------------------------------------------------------------------------------------
          Total assets                                            $12,962,967     $12,245,045     $10,866,509
----------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                               $ 1,460,436     $ 1,531,694     $ 1,126,324
Interest-bearing deposits:
  Transaction                                                       3,452,180       3,164,102       2,725,740
  Savings                                                             175,224         164,738         166,776
  Time                                                              3,546,880       3,267,991       2,998,119
----------------------------------------------------------------------------------------------------------------
  Total deposits                                                    8,634,720       8,128,525       7,016,959
----------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,465,907       1,567,686       1,280,399
Other borrowings                                                    1,057,550       1,088,022       1,120,769
Subordinated debentures                                               155,198         155,419         186,081
Accrued interest, taxes and expense                                    73,200          74,043          62,833
Bankers' acceptances                                                   33,210           3,728          11,673
Due on unsettled security transactions                                233,491               -         241,500
Derivative contracts                                                  122,253          80,079          46,823
Other liabilities                                                      50,598          53,986          44,292
----------------------------------------------------------------------------------------------------------------
    Total liabilities                                              11,826,127      11,151,488      10,011,329
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            25              25              25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  March 31, 2003 - 55,886,144;  December 31, 2002
  -  55,749,596; March 31, 2002 - 51,918,270)                               3               3               3
Capital surplus                                                       462,151         459,347         327,008
Retained earnings                                                     652,327         608,515         543,858
Treasury stock (shares at cost: March 31, 2003 - 700,327;
  December 31, 2002 - 682,967; March 31, 2002 - 576,681)              (17,979)        (17,421)        (13,664)
Accumulated other comprehensive income (loss)                          40,313          43,088          (2,050)
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                          1,136,840       1,093,557         855,180
----------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                   $12,962,967     $12,245,045     $10,866,509
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In Thousands)


                                                             Accumulated
                         Preferred Stock     Common Stock       Other                           Treasury Stock
                       ------------------------------------ Comprehensive  Capital  Retained --------------------
                         Shares   Amount    Shares   Amount  Income(Loss)  Surplus  Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001     250,000   $   25    51,737    $ 3       $ 5,792   $323,860   $511,301     541  $(12,498)  $828,483
  Net income                  -        -         -      -             -          -     32,932       -         -     32,932
   Other Comprehensive
     income, net of tax:
     Unrealized loss
      on securities
      available for
      sale (1)                -        -         -       -       (7,842)         -          -       -         -     (7,842)
                                                                                                                 ----------
   Comprehensive income                                                                                             25,090
                                                                                                                 ----------
Exercise of stock options     -        -       171       -            -      2,706          -      35    (1,166)     1,540
Director retainer shares      -        -        (2)      -            -         67          -       -         -         67
Dividends paid in shares
  of common stock:
   Preferred stock            -        -        12       -            -        375       (375)      -         -          -
---------------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 2002        250,000   $   25    51,918    $  3     $ (2,050)  $327,008   $543,858     576  $(13,664)  $855,180
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2002     250,000   $   25    55,750    $  3     $ 43,088   $459,347   $608,515     683  $(17,421)$1,093,557
Comprehensive income:
   Net income                 -        -         -       -            -          -     44,187       -         -     44,187
   Other Comprehensive
     income, net of tax:
     Unrealized loss
        on securities
        available for
        sale  (1)             -        -         -       -       (2,775)         -          -       -         -     (2,775)
                                                                                                                 ----------
   Comprehensive income                                                                                             41,412
                                                                                                                 ----------
Exercise of stock options     -        -       122       -            -      2,361          -      17      (558)     1,803
Director retainer shares      -        -         2       -            -         68          -       -         -         68
Dividends paid in shares
  of common stock:
   Preferred stock            -        -        12       -            -        375       (375)      -         -          -
---------------------------------------------------------------------------------------------------------------------------
Balances at
    March 31, 2003      250,000   $   25    55,886    $  3     $ 40,313   $462,151   $652,327     700  $(17,979)$1,136,840
---------------------------------------------------------------------------------------------------------------------------

(1)                                                March 31, 2003     March 31, 2002
Change in other comprehensive income:
  Unrealized gains (losses) on available for
    sale securities                                  $   5,367          $ (21,056)
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities           (1,921)             8,317
  Reclassification adjustment for (gains)
    losses realized included in net income              (9,689)             7,581
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)
    losses                                               3,468             (2,684)
                                                --------------------------------------
Net change in unrealized gains (losses) on
   securities                                        $  (2,775)         $  (7,842)
                                                --------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                   2003           2002
                                                                              ----------------------------
Cash Flows From Operating Activities:
Net income                                                                      $  44,187     $  32,932
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                         9,912         8,866
  Recovery for mortgage servicing rights                                           (7,830)       (5,278)
  Unrealized losses from derivatives                                                1,005           536
  Depreciation and amortization                                                     9,338        13,829
  Net amortization of financial instrument discounts and premiums                   2,611         1,755
  Net gain on sale of assets                                                      (20,785)        2,546
  Mortgage loans originated for resale                                           (331,162)     (207,756)
  Proceeds from sale of mortgage loans held for resale                            330,300       293,502
  Change in trading securities                                                     (5,548)      (12,106)
  Change in accrued revenue receivable                                             10,083          (647)
  Change in other operating assets                                                (15,999)       13,480
  Change in accrued interest, taxes and expense                                      (843)       (4,463)
  Change in other liabilities                                                      26,311        (2,532)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          51,580       134,664
----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                 6,646        13,994
  Proceeds from maturities of available for sale securities                       392,756       526,946
  Purchases of investment securities                                               (8,215)            -
  Purchases of available for sale securities                                   (2,198,059)   (3,025,150)
  Proceeds from sales of available for sale securities                          1,138,490     2,450,262
  Loans originated or acquired net of principal collected                        (128,254)      (94,198)
  Purchases of derivative asset contracts                                         (14,385)         (338)
  Net change in other investment assets                                               953          (313)
  Proceeds from disposition of assets                                              70,612        54,251
  Purchases of assets                                                             (13,820)       (7,867)
----------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                          (753,276)      (82,413)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                         227,306       (65,798)
  Net change in certificates of deposit                                           279,079       177,238
  Net change in other borrowings                                                 (132,251)     (421,769)
  Proceeds from derivative liability contracts                                     15,337             -
  Net change in derivative margin accounts                                        (22,431)            -
  Change in amount due on unsettled security transactions                         298,886         9,840
  Issuance of preferred, common and treasury stock, net                             1,871         1,607
----------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                  667,797      (298,882)
----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           (33,899)     (246,631)
Cash and cash equivalents at beginning of period                                  624,215       647,338
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 590,316     $ 400,707
----------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $  47,933     $  57,575
----------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $   8,798     $   3,858
----------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $     356     $   1,248
----------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                            $     375     $     375
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated Financial Statements of BOK Financial Corporation ("BOK Financial") have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas N.A., Bank of Albuquerque, N.A. and BOSC, Inc. Certain prior period amounts have been reclassified to conform to current period classifications.

EXECUTIVE BENEFIT PLANS

BOK Financial has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock options on the date of grant, no compensation expense is recorded. BOK Financial has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148").

The following table represents the required pro forma disclosures for options granted subsequent to December 31, 1994 (in thousands, except per share data):

                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2003          2002
                                                  ----------------------------
Net income as reported                               $ 44,187      $ 32,932
Stock-based employee compensation, net of tax,
   reported in current net income                           -             -
Stock-based employee compensation, net of tax,
   as if fair value method were applied                  (720)         (638)
                                                  ----------------------------
Pro forma net income                                 $ 43,467      $ 32,294
                                                  ----------------------------
Earnings per share as reported:
   Basic                                             $   0.79      $  0.62
   Diluted                                               0.71         0.55
Pro forma earnings per share:
   Basic                                             $   0.78      $  0.60
   Diluted                                               0.69         0.54

(2) MORTGAGE BANKING ACTIVITIES

At March 31, 2003, BOk owned the rights to service 72,226 mortgage loans with outstanding principal balances of $5.4 billion, including $368 million serviced for BOk. The weighted average interest rate and remaining term was 6.94% and 264 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2003 is as follows (in thousands):

                                  Capitalized Mortgage Servicing Rights     Valuation      Hedging
                                   Purchased     Originated       Total     Allowance    (Gain)/Loss       Net
                                ------------------------------------------------------------------------------------
Balance at December 31, 2002    $     37,223   $    49,849   $    87,072   $    (54,918)     $     5,134   $    37,288
Additions, net                            (2)        5,521         5,519              -                -         5,519
Amortization expense                  (5,914)       (6,841)      (12,755)             -             (356)      (13,111)
Recovery for impairment provision          -             -             -          7,830                -         7,830
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- --------
Balance at March 31, 2003      $     31,307   $    48,529   $    79,836   $    (47,088)     $     4,778   $    37,526
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- --------
Estimated fair value of
  mortgage servicing rights (1)$     15,656   $    22,432   $    38,088              -                -   $    38,088
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- ---------- -- --------

(1) Excludes approximately $1.7 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at March 31, 2003 follows (in thousands):

                                               < 6.50%      6.50% - 7.49%    7.50% - 8.49%    => 8.50%      Total
                                           ---------------- --------------- ---------------- ----------- -------------
Cost less accumulated amortization           $ 23,528           $ 41,335         $ 13,828       $ 1,145   $   79,836
Deferred hedge losses                               -              3,830              948             -        4,778
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Adjusted cost                                $ 23,528           $ 45,165         $ 14,776       $ 1,145   $   84,614
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                   $ 13,204           $ 17,778        $   5,848       $ 1,258   $   38,088
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment (2)                               $ 10,514           $ 27,388        $   8,930      $    256   $   47,088
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced(1)$ 1,455,900       $ 2,552,300        $ 749,800     $ 121,400  $ 4,879,400
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $368 million for loans serviced for BOk and $192 million of mortgage loans originated prior to FAS 122, for which there are no capitalized mortgage servicing rights.
(2) Impairment is determined by both an interest rate and loan type stratification.


(3)  DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2003                 2002
                                           --------------     ---------------
Proceeds                                $    1,138,490     $    2,450,262
Gross realized gains                             9,897             14,457
Gross realized losses                              208             22,038
Related federal and state income
   tax expense (benefit)                         3,469             (2,684)

(4) SHAREHOLDERS' EQUITY

On April 29, 2003, the Board of Directors of BOK Financial declared a 3% stock dividend payable in shares of BOK Financial common stock. The dividend is payable on May 30, 2003 to shareholders of record on May 12, 2003. Generally accepted accounting principles require earnings per share information to be retroactively restated to reflect the new capital structure upon consummation of a stock dividend. Accordingly, for all financial statements issued after May 30, 2003, earnings per share will be restated as follows:

Fully Diluted Earnings Per Share:
                                      As Reported         Restated
                                      -----------         --------
    2002:
           1st Quarter                $   0.55           $  0.53
           2nd Quarter                    0.57              0.56
           3rd Quarter                    0.73              0.71
           4th Quarter                    0.63              0.61
           Year Ended December 31         2.48              2.41

    2003:  1st Quarter                $   0.71           $  0.69


(5) EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except per share data):
                                                          Three Months Ended
                                                       ------------------------
                                                        March 31,    March 31,
                                                           2003         2002
                                                       ------------------------
Numerator:
   Net income                                           $  44,187    $  32,932
   Preferred stock dividends                                 (375)        (375)
-------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                        43,812       32,557
Effect of dilutive securities:
   Preferred stock dividends                                  375          375
-------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available to common shareholders after assumed
conversion                                              $  44,187    $  32,932
-------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -weighted
     average shares                                    55,154,698   52,868,907
   Effect of dilutive securities:
     Employee stock options (1)                           655,076      730,161
     Convertible preferred stock                        6,523,861    6,523,861
     Tanglewood market value guarantee                    233,739            -
-------------------------------------------------------------------------------
Dilutive potential common shares                        7,412,676    7,254,022
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions     62,567,374   60,122,929
-------------------------------------------------------------------------------
Basic earnings per share                                  $  0.79      $  0.62
Diluted earnings per share                                $  0.71      $  0.55

(1) Excludes employee stock options with exercise
     prices greater than current market price.            720,267           -

(6)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2003 is as follows (in thousands):

                                            Net        Other     Other
                                          Interest   Operating  Operating     Net        Average
                                          Revenue    Revenue(1)  Expense    Income       Assets
                                         ---------- ---------- ----------- ---------- -------------
Total reportable segments               $  81,373   $  55,926  $  79,387   $  33,901  $12,631,852
Total nonreportable segments                  174      20,276     15,509       7,678       62,103
Unallocated items:
   Tax-equivalent adjustment                1,403           -          -         1,403          -
   Funds management                        16,840      (2,662)     1,445       6,519    1,062,551
   All others (including eliminations),net (4,279)         27      2,585     (5,314)   (1,389,841)
                                            ---------- ---------- ----------- ---------- ----------

BOK Financial consolidated              $  95,511   $  73,567  $  98,926   $  44,187  $12,366,665
                                         ========== ========== =========== ========== =============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2002 is as follows (in thousands):

                                             Net       Other        Other
                                           Interest  Operating    Operating     Net         Average
                                            Revenue   Revenue(1)   Expense    Income         Assets
                                            -------- ---------- ------------ ---------- ------------
Total reportable segments                  $  74,128 $  43,580  $   67,807   $  16,386  $ 11,099,744
Total nonreportable segments                     221    17,078      13,440       6,102        34,560
Unallocated items:
   Tax-equivalent adjustment                   1,696         -           -         1,696           -
   Funds management                           18,686       329       2,150      13,502       498,703
   All others (including eliminations),net    (3,664)     (943)       (246)    (4,754)      (875,489)
                                             -------- ---------- ------------ ---------- ------------

BOK Financial consolidated                 $  91,067 $  60,044  $   83,151   $  32,932  $ 10,757,518
                                            ======== ========== ============ ========== =============

(1) Excluding financial instruments gains/(losses).

(7) CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(8) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

As of March 31, 2003, outstanding commitments and letters of credit were as follows (in thousands):

                                               March 31,
                                                2003
                                            --------------
Commitments to extend credit             $    3,056,445
Standby letters of credit                       391,125
Commercial letters of credit                      3,502
Commitments to purchase securities               24,897

-----------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary (Unaudited)
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands Except Per Share
Data)
                                                                           Three Months Ended
                                      -------------------------------------------------------------------------------------
                                                        March 31, 2003                            December 31, 2002
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,145,472   $    45,134       4.64%    $   4,024,291   $    45,710       4.73%
  Tax-exempt securities (3)                     197,902         3,387       6.94           194,586         3,407       6.95
------------------------------------------------------------------------------------------------------------------------------
    Total securities(3)                       4,343,374        48,521       4.75         4,218,877        49,117       4.84
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             10,342           116       4.55             8,639            87       4.00
  Funds sold                                     29,392           106       1.46            24,856            92       1.47
  Loans(2)                                    6,949,113        94,612       5.52         6,761,498        95,864       5.62
    Less reserve for loan losses                119,959             -       -              114,711             -       -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,829,154        94,612       5.62         6,646,787        95,864       5.72
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                     11,212,262       143,355       5.28        10,899,159       145,160       5.38
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,154,403                                  1,032,760
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  12,366,665                              $  11,931,919
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   3,288,874 $       8,777       1.08%    $   2,988,986  $      9,648       1.28%
  Savings deposits                              168,730           306       0.74           173,286           491       1.12
  Other time deposits                         3,399,813        25,994       3.10         3,248,364        25,531       3.12
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          6,857,417        35,077       2.07         6,410,636        35,670       2.21
------------------------------------------------------------------------------------------------------------------------------
  Federal funds purchased and repurchase
    agreements                                1,420,781         4,023       1.15         1,523,923         5,471       1.42
  Other borrowings                            1,059,201         4,921       1.88         1,084,616         5,751       2.10
  Subordinated debenture                        155,304         2,420       6.32           169,874         2,580       6.03
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       9,492,703        46,441       1.98         9,189,049        49,472       2.14
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,292,077                                  1,310,932
  Other liabilities                             465,820                                    380,204
  Shareholders' equity                        1,116,065                                  1,051,734
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  12,366,665                              $  11,931,919
equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                      96,914       3.30%                         95,688         3.24%
  Tax-Equivalent Net Interest  Revenue (3)
     To Earning Assets                                                      3.57                                       3.55
   Less tax-equivalent adjustment (1)                           1,403                                      1,404
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           95,511                                     94,284
Provision for loan losses                                       9,912                                     10,001
Other operating revenue                                        82,154                                     80,739
Other operating expense                                        98,926                                    104,993
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            68,827                                     60,029
Federal and state income tax                                   24,640                                     21,250
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    44,187                                $    38,779
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.79                                $      0.70
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.71                                $      0.63
------------------------------------------------------------------------------------------------------------------------------

(1) Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.

(2) The loan averages include loans on which the accrual of interest has been discontinued and are stated net of unearned income. (3) Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

-------------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2002                         June 30, 2002                          March 31, 2002
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield         Average     Revenue/    Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate         Balance    Expense(1)   /Rate
-------------------------------------------------------------------------------------------------------------------------

  $   3,794,732  $    46,473       5.06%  $   3,696,603   $    46,564       5.50% $   3,442,504  $    48,153       5.68%
        193,645        3,335       6.83         218,747         3,948       7.24        230,755        4,101       7.21
-------------------------------------------------------------------------------------------------------------------------
      3,988,377       49,808       5.15       3,915,350        50,512       5.60      3,673,259       52,254       5.77
-------------------------------------------------------------------------------------------------------------------------
         13,341          221       6.57          19,989           238       4.78         14,971          204       5.53
         11,331           57       2.00          17,148            92       2.15         10,656           50       1.90
      6,444,933       95,731       5.89       6,225,134        93,787       6.04      6,164,060       92,918       6.11
        110,590            -       -            109,366             -       -           105,166            -       -
-------------------------------------------------------------------------------------------------------------------------
      6,334,343       95,731       6.00       6,115,768        93,787       6.15      6,058,894       92,918       6.22
-------------------------------------------------------------------------------------------------------------------------
     10,347,392      145,817       5.67      10,068,255       144,629       5.94      9,757,780      145,426       6.05
-------------------------------------------------------------------------------------------------------------------------
        981,246                               1,005,122                                 999,738
-------------------------------------------------------------------------------------------------------------------------
  $  11,328,638                           $  11,073,377                           $  10,757,518
-------------------------------------------------------------------------------------------------------------------------


  $   2,795,449 $      9,882       1.40%  $   2,740,454 $       9,841       1.44% $   2,666,154  $     9,902       1.51%
        164,952          502       1.21         165,496           503       1.22        160,082          481       1.22
      3,090,272       26,154       3.36       2,969,488        26,814       3.62      2,918,473       25,718       3.57
-------------------------------------------------------------------------------------------------------------------------
      6,050,673       36,538       2.40       5,875,438        37,158       2.54      5,744,709       36,101       2.55
-------------------------------------------------------------------------------------------------------------------------

      1,615,075        6,635       1.63       1,485,816         6,197       1.67      1,571,063        6,915       1.79
        999,140        5,963       2.37       1,032,685         6,637       2.58      1,119,466        6,925       2.51
        185,748        2,725       5.82         185,968         2,724       5.88        186,189        2,722       5.93
-------------------------------------------------------------------------------------------------------------------------
      8,850,636       51,861       2.32       8,579,907        52,716       2.46      8,621,427       52,663       2.48
-------------------------------------------------------------------------------------------------------------------------
      1,188,441                               1,129,412                               1,112,571
        340,264                                 476,886                                 170,643
        949,297                                 887,172                                 852,877
-------------------------------------------------------------------------------------------------------------------------
  $  11,328,638                           $  11,073,377                           $  10,757,518
-------------------------------------------------------------------------------------------------------------------------
                       93,956      3.35%                       91,913       3.48%                     92,763       3.57%

                                   3.65                                     3.77                                   3.86
                       1,387                                    1,632                                  1,696
-------------------------------------------------------------------------------------------------------------------------
                      92,569                                   90,281                                 91,067
                       8,029                                    6,834                                  8,866
                     107,467                                   83,864                                 51,927
                     123,695                                  113,798                                 83,151
-------------------------------------------------------------------------------------------------------------------------
                      68,312                                   53,513                                 50,977
                      24,183                                   18,944                                 18,045
-------------------------------------------------------------------------------------------------------------------------
                 $    44,129                              $    34,569                            $    32,932
-------------------------------------------------------------------------------------------------------------------------

                 $      0.83                              $      0.65                            $      0.62
-------------------------------------------------------------------------------------------------------------------------
                 $      0.73                              $      0.57                            $      0.55
-------------------------------------------------------------------------------------------------------------------------

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

     99.1 Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K:

     On January 23, 2003, a report on Form 8-K was filed reporting under Item 5 the announcement that BOK Financial Corporation issued a press release on January 22, 2003 announcing its financial results for the fourth quarter and full year ended December 31, 2002.



                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOK FINANCIAL CORPORATION
                                            (Registrant)



Date:   May 14, 2003                       /s/ Steven E. Nell
                                           Steven E. Nell
                                           Executive Vice President and
                                           Chief Financial Officer


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


Date:  May 14, 2003
                                             /s/ Steven E. Nell
                                                 Steven E. Nell
                                             Executive Vice President
                                             Chief Financial Officer
                                             BOK Financial Corporation

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


Date:  May 14, 2003
                                                  /s/ Stanley A. Lybarger
                                                  Stanley A. Lybarger
                                                           President
                                                  Chief Executive Officer
                                                  BOK Financial Corporation