Form 10-Q
period 2003-06-30
BOK FINANCIAL CORP ET AL
filed 2003-08-13
CIK 875357

As filed with the Securities and Exchange Commission on August 14, 2003
-------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2003
                           Commission File No. 0-19341



                            BOK FINANCIAL CORPORATION

                      Incorporated in the State of Oklahoma
                  I.R.S. Employer Identification No.73-1373454

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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 57,049,227 shares of common stock ($.00006 par value) as of July 31, 2003.

-------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2003

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis (Item 2)                       2
      Market Risk (Item 3)                                               17
      Controls and Procedures (Item 4)                                   20
      Report of Management on Consolidated Financial Statements          21
      Consolidated Financial Statements (Unaudited) (Item 1)             22
      Financial Summaries (Unaudited) (Item 2)                           31

Part II.  Other Information
         Item 4. Submission of Matters to a Vote of Security Holders     34
         Item 6. Exhibits and Reports on Form 8-K                        35

Signatures                                                               36

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $41.5 million or $0.64 per diluted common share for the second quarter of 2003 compared to $34.6 million or $0.56 per diluted common share for the same period of 2002. Diluted earnings per share for the prior year have been restated for a 3% stock dividend that was distributed to shareholders during the second quarter of 2003. The annualized returns on average assets and equity were 1.31% and 14.31% for the quarter ended June 30, 2003 compared to returns of 1.25% and 15.62% for the second quarter of 2002. The decrease in return on average equity between the two quarters resulted from a 31% increase in average shareholders' equity. This is consistent with the company's strategy of retaining earnings to support asset growth.

In July 2003, BOK Financial entered into a definitive agreement to acquire Colorado Funding Company and its wholly owned subsidiary, Colorado State Bank and Trust, for $81.7 million in cash. Colorado State Bank has $316 million in assets and is responsible for more than $1.6 billion in trust assets. The acquisition is expected to close during the third quarter of 2003 and will expand upon BOK Financial's existing Denver loan production office to become its first full-service banking and trust presence in Denver. At June 30, 2003, the outstanding balance of loans held by BOK Financial in the Denver market was $134 million.

The $6.9 million or 20% increase in net income was due primarily to growth in fee and commissions revenue. Mortgage banking revenue, brokerage and trading revenue, and service charges on deposit accounts increased 54%, 59%, and 20%, respectively. Operating expenses decreased $2.0 million due to a $16.7 million reduction in provision for mortgage servicing rights and related mortgage banking costs. All other operating expenses increased $14.7 million or 18% due primarily to increased personnel costs. Net gains on sales of securities were $10.5 million during the second quarter of 2003 compared to $21.6 million in 2002. Gains on the sale of securities held as an economic hedge of the mortgage servicing rights decreased $7.1 million and gains on sales of other securities decreased $4.0 million.

Year-to-date net income totaled $85.7 million, a 27% increase over 2002. Diluted earnings per common share were $1.33 in 2003 compared to $1.09 in the prior year. The annualized returns on average assets and equity were 1.39% and 15.16% for 2003 compared to returns of 1.24% and 15.63% for 2002. Fees and commissions revenue grew 23% due primarily to increases in mortgage banking revenue, brokerage and trading revenue, and service charges on deposit accounts. Operating expenses increased $13.8 million or 7%. Mortgage banking costs and provision for mortgage servicing rights decreased $13.2 million. All other operating expenses increased $27.0 million or 17% due primarily to increased personnel costs. Net gains on sales of securities were $20.1 million during 2003 compared to $14.0 million in 2002. Net gains on the sale of securities held as an economic hedge of the mortgage servicing rights increased $16.0 million while gains on sales of other securities decreased $9.9 million.

NET INTEREST REVENUE

Tax-equivalent net interest revenue totaled $98.9 million for the second quarter of 2003 compared to $91.9 million for the same period of 2002. The increase in net interest revenue was due to a $1.4 billion increase in average earning assets, partially offset by a 30 basis point decrease in net interest margin. The growth in average earning assets included a $638 million increase in securities and a $732 million increase in net loans. The growth in average earning assets was funded by a $1.3 billion increase in average interest-bearing liabilities. Average interest-bearing transaction accounts increased $783 million and average time deposits increased $522 million. Table 1 reflects the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on interest-bearing liabilities both declined in the second quarter of 2003 compared to the second quarter of 2002. The net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, declined to 3.47% from 3.77% for the same period of 2002. The decrease in net interest margin was due to yields on earning assets falling more than rates paid on interest-bearing liabilities. The yield on the securities portfolio decreased 119 basis points and the yield on the loan portfolio decreased 71 basis points compared to the previous year. The cost of interest-bearing liabilities decreased 68 basis points for the same periods. The effects of declining interest rates on asset yields and rates paid for the past five quarters are presented in the Quarterly Financial Summary on pages 32 and 33.

Year to date tax-equivalent net interest revenue increased $11.1 million or 6% compared to the previous year. Average earning assets increased $1.3 billion while the net interest margin decreased 30 basis points to 3.52%. The year to date comparison was affected by the same factors as those that affected the quarterly comparison.

-------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2003 / 2002                 June 30, 2003 / 2002
                                           ------------------------------------------------------------------------
                                                         Change Due To (1)                     Change Due To (1)
                                                      ----------------------                 ----------------------
                                                                      Yield                                Yield
                                              Change     Volume       /Rate        Change      Volume      /Rate
                                           ------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $     (422) $ 11,343   $ (11,765)    $  (4,156)  $  17,362 $  (21,518)
  Trading securities                             (102)      (90)        (12)         (189)       (148)       (41)
  Loans                                        (1,211)   10,570     (11,781)          483      21,824    (21,341)
  Funds sold and resell agreements                (33)       (2)        (31)           23          79        (56)
-------------------------------------------------------------------------------------------------------------------
Total                                          (1,768)   21,821     (23,589)       (3,839)     39,117    (42,956)
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         (1,849)    2,295      (4,144)       (2,974)      4,300     (7,274)
  Savings deposits                               (320)       14        (334)         (495)         34       (529)
  Time deposits                                (2,126)    4,199      (6,325)       (1,850)      8,163    (10,013)
  Federal funds purchased and repurchase
   agreements                                  (2,117)      102      (2,219)       (5,009)       (421)    (4,588)
  Other borrowings                             (2,033)      113      (2,146)       (4,037)       (210)    (3,827)
  Subordinated debentures                        (304)     (467)        163          (606)       (934)       328
-------------------------------------------------------------------------------------------------------------------
Total                                          (8,749)    6,256     (15,005)      (14,971)     10,932    (25,903)
-------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           6,981    15,565      (8,584)       11,132      28,185    (17,053)
 Decrease in tax-equivalent adjustment            305                                 598
-------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $    7,286                           $  11,730
-------------------------------------------------------------------------------------------------------------------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

BOK Financial follows a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to fund increased investment in securities. The primary objective of this strategy is to enhance revenue opportunities. In the current market conditions, this strategy also helps manage the overall interest rate risk of the company. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on time deposits. Although this strategy may result in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the second quarter of 2003, this strategy enhanced net interest revenue $15.1 million, compared to $17.3 million for the second quarter of 2002. Excluding this strategy, net interest margin for the second quarter of 2003 was 3.56%. For the same period of 2002, there was nominal impact on net interest margin due to the continued decline of yields on securities in relation to moderating the cost of short-term borrowed funds. Average securities purchased and funds borrowed under this strategy were $2.0 billion in the second quarter of 2003 and $1.9 billion in the second quarter of 2002. As more fully discussed in the Market Risk section of this report on page 17, management employs various techniques to manage, within certain parameters, the interest rate and liquidity risks inherent in this strategy. The effectiveness of these techniques is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1.

OTHER OPERATING REVENUE

Other operating revenue for the second quarter of 2003 increased $4.5 million or 5% compared to the second quarter of 2002. Fees and commissions increased $15.3 million or 24% and continue to represent a significant portion of BOK Financial's total revenue. Fees and commissions represented 45% of total revenue, excluding gains and losses on securities and derivatives, in the second quarter of 2003. This is compared to 41% for the same period of 2002. Mortgage banking revenue which is discussed in the Lines of Business - Mortgage Banking section of this report on page 8 increased $5.9 million or 54%. Brokerage and trading revenue increased $3.7 million or 59% due to increased sales of fixed income securities to institutional customers. Service charges on deposit accounts increased $3.2 million or 20% due primarily to an overdraft privilege product initiated during the second quarter of 2002. Transaction card revenue increased $1.7 million or 13% due to strong growth in check card revenue and merchant discount fees. The percentage growth in these revenue sources was partially offset by a 1% growth in ATM revenue, which is included in transaction card revenue.

BOK Financial realized net gains on securities sales of $10.5 million during the second quarter of 2003 compared to net gains of $21.6 million during the second quarter of 2002. These amounts included net gains from sales of securities designated as an economic hedge of the mortgage servicing portfolio of $4.4 million in 2003 compared to $11.5 million in 2002. Net gains on sales of securities from the undesignated portfolio were $6.1 million in 2003 compared to $10.1 million in 2002. During the second quarter of 2003, management initiated a strategy of selling mortgage-backed securities that were subject to high extension risk if interest rates increased. The proceeds of these sales were reinvested in similar securities with less extension risk. Approximately $1.0 billion of sales proceeds were generated during the second quarter. A total of $2.1 billion was invested in the securities portfolio during the second quarter. The estimated life of the securities portfolio was 2.5 years, up from 2.0 years at December 31, 2002 and within established guidelines. Net losses on derivatives primarily represent the mark to market of the derivative portfolio used for interest rate risk management.

Other operating revenue for the first half of 2003 increased $34.7 million or 26% compared to the first half of 2002. Fees and commissions increased $28.8 million or 23% primarily due to growth in mortgage banking revenue, brokerage and trading revenue, and service charges on deposit accounts. Net gains on securities sales were $20.1 million for the first half of 2003. This included net gains of $7.6 million on securities held as an economic hedge of the mortgage servicing portfolio and $12.5 million on sales of other securities. Net gains on securities sales were $14.0 million for the first half of 2002. This included a net loss of $8.4 million on securities held as an economic hedge of the mortgage servicing portfolio and gains of $22.4 million on sales of other securities.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                Three Months Ended
                                  -------------------------------------------------------------------------------
                                      June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                        2003           2003             2002            2002             2002
                                  -------------------------------------------------------------------------------

Brokerage and trading revenue      $   10,032     $    8,679       $    6,725      $    5,359       $    6,299
Transaction card revenue               15,138         13,599           13,973          13,654           13,439
Trust fees and commissions             10,845         10,180            9,813           9,605           10,300
Service charges and fees
  on deposit accounts                  19,606         18,984           18,991          18,395           16,391
Mortgage banking revenue, net          16,609         15,535           14,943          12,556           10,759
Leasing revenue                           795            859              826             790              822
Other revenue                           5,992          5,001            4,431           5,105            5,698
-----------------------------------------------------------------------------------------------------------------
  Total fees and commissions           79,017         72,837           69,702          65,464           63,708
-----------------------------------------------------------------------------------------------------------------
Gain on sale of assets                      8            730               30             444                7
Gain on sales of securities, net       10,457          9,689           10,342          34,341           21,602
Gain (loss) on derivatives, net        (1,121)        (1,102)             665           7,218           (1,453)
-----------------------------------------------------------------------------------------------------------------
  Total other operating revenue    $   88,361     $   82,154       $   80,739      $  107,467       $   83,864
-----------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSE

Other operating expense for the quarter ended June 30, 2003 totaled $111.8 million, a $2.0 million decrease compared to the second quarter of 2002. The provision for impairment of mortgage servicing rights decreased $20.4 million. Mortgage banking costs which consist primarily of amortization of mortgage servicing rights increased $3.7 million. Both of these expenses reflected changes in market conditions. These market conditions and their effect on actual and anticipated loan prepayment speeds are more thoroughly discussed in the Lines of Business - Mortgage Banking section of this report on page 8. Excluding the changes in provision for impairment of mortgage servicing rights and mortgage banking costs, other operating expenses increased $14.7 million or 18%.

Personnel expense increased $7.5 million or 17% during the second quarter of 2003. Salaries increased $3.6 million or 11%. Average compensation per full-time equivalent employee ("FTE") increased 9% and the number of FTE increased by 81. Benefits increased $2.4 million or 34% due to higher medical claims and pension costs. Incentive compensation increased $1.6 million or 24%. Approximately $1.2 million of the increase was due to commissions that are related to revenue growth in the company's brokerage and trading activities.

Data processing and communication expense increased $2.8 million or 25%. Data processing costs increased $1.2 million due to transaction card processing which is directly related to the volume of transactions. Additionally, data processing costs increased $1.2 million due to expenses related to the current project to upgrade core processing systems.

Year to date, other operating expense totaled $210.7 million, a $13.8 million increase compared to the first half of 2002. The provision for impairment of mortgage servicing rights decreased $23.0 million. Mortgage banking costs which consist primarily of amortization of mortgage servicing rights increased $9.8 million. Both of these expenses reflected changes in market conditions. These market conditions and their effect on actual and anticipated loan prepayment speeds are more thoroughly discussed in the Lines of Business - Mortgage Banking section of this report on page 8. Excluding the changes in provision for impairment of mortgage servicing rights and mortgage banking costs, other operating expenses increased $27.0 million or 17%. Personnel expense increased $16.8 million and data processing and communication expense increased $5.0 million. These expense increases were attributable to the same factors that caused second quarter expenses to increase compared to the previous year.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Other Operating Expense
(In thousands)
                                                                        Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2003             2003           2002              2002             2002
                                   ----------------------------------------------------------------------------------
Personnel                          $    52,429     $    52,632     $    50,134      $    44,963      $    44,885
Business promotion                       2,781           3,471           2,798            2,483            3,208
Professional fees and services           5,404           3,765           3,531            2,816            3,732
Net occupancy and equipment             11,240          11,061          11,130           10,578           10,299
Data processing & communications        14,019          12,643          13,459           12,138           11,216
FDIC and other insurance                   530             516             513              468              483
Printing, postage and supplies           3,523           3,359           3,418            3,172            3,018
Net gains and operating expenses
  on repossessed assets                    335               8             203              108              656
Amortization of intangible assets        1,777           1,777           2,002            1,867            1,882
Mortgage banking costs                  11,481          14,442          14,488           11,635            7,791
Provision (recovery) for impairment
  of mortgage servicing rights           3,353          (7,830)         (1,615)          29,042           23,774
Other expense                            4,916           3,082           4,932            4,425            2,854
---------------------------------------------------------------------------------------------------------------------
  Total                            $   111,788     $    98,926     $   104,993      $   123,695      $   113,798
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

The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 90 days for certain rate-sensitive deposits to five years. Over the past year, the average transfer-pricing rate for these deposit accounts decreased. Since many of these deposit accounts are either non-interest bearing accounts or interest bearing accounts whose rates cannot be readily reset lower due to market constraints, the decline in the transfer-pricing rates shifted net interest revenue from providers of funds, primarily consumer banking and trust services, to the funds management unit.

Economic capital is assigned to the business units based on an allocation method that reflects management's assessment of risk. During the second quarter of 2003, management adopted a third-party developed capital allocation model. This model assigns capital based upon credit, operating, interest rate and market risk inherent in BOK Financial's business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Previously, capital was assigned to the business units based on an internally-developed model that focused primarily on credit risk as defined by regulatory standards. While adoption of this new allocation model has not significantly affected management's assessment of the overall capital levels required for the company, it has assigned more capital to business units with operating, interest rate and market risk, and assigned less capital to business units with credit risk. Additional capital is assigned to the regional banks line of business based on BOK Financial's investment in those entities. Capital assignments for prior periods have been restated to reflect this new allocation model.

CORPORATE BANKING

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and surrounding states. BOk's Corporate Banking Division includes the Denver loan production office. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed $11.9 million or 29% to consolidated net income for the second quarter of 2003. This compares to $12.0 million or 35% of consolidated net income for the second quarter of 2002. Net interest revenue from external sources decreased due to lower yields on average assets, primarily loans. The diminishing yield on loans was offset by a decline in net interest expense from internal sources. Operating expenses increased to $15.6 million for the second quarter of 2003 from $14.9 million for the same period of the prior year mostly due to an increase in personnel and transaction processing costs. The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division. Average assets increased $509 million or 13% for the second quarter of 2003 from the same period of the prior year due primarily to loan growth.

TABLE 4 - CORPORATE BANKING
(In thousands)
                                                    Three months ended June 30,          Six months ended June 30,
                                                 ---------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                 ---------------------------------------------------------------------
NIR (expense) from external sources            $      37,506    $      39,508     $       75,487      $       78,144
NIR (expense) from internal sources                   (7,963)         (11,923)           (16,601)            (24,129)
                                                  -----------      -----------       ------------         -----------
Total net interest revenue                            29,543           27,585             58,886              54,015

Other operating revenue                                9,117            8,368             17,683              16,599
Operating expense                                     15,618           14,916             30,840              28,883
Provision for loan loss                                3,620            1,316              6,654               3,530
Net income                                            11,860           11,976             23,988              23,549

Average assets                                 $   4,440,987    $   3,932,104     $    4,451,281      $    3,933,341
Average equity                                       294,235          281,300            285,380             258,304

Return on assets                                        1.07%           1.22%              1.09%               1.21%
Return on equity                                       16.17%          17.08%             16.95%              18.38%
Efficiency ratio                                       40.40%          41.49%             40.28%              40.90%

CONSUMER BANKING

The Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $2.1 million or 5% to consolidated net income for the second quarter of 2003. This compares to $2.2 million or 6% of consolidated net income for the second quarter of 2002. Revenue from internal sources, primarily funds provided to other business lines, decreased $1.3 million due to lower transfer-pricing rates. Other operating revenue increased $2.4 million, or 25%, over the second quarter of 2002 due primarily to increases in service charges from an overdraft privilege product initiated during the second quarter of 2002. The provision for loan losses, which represents actual net loans charged off, increased $700 thousand in the second quarter of 2003 as compared to the same period of 2002 due primarily to the overdraft privilege product.

TABLE 5 - CONSUMER BANKING
(In thousands)
                                                    Three months ended June 30,          Six months ended June 30,
                                                 ---------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                  --------------------------------------------------------------------
NIR (expense)  from external sources           $      (4,206)   $      (4,652)    $        (8,663)    $       (8,736)
NIR (expense) from internal sources                   14,533           15,808              29,051             31,417
                                                   ----------       ----------          ----------         ----------
Total net interest revenue                            10,327           11,156              20,388             22,681

Other operating revenue                               11,661            9,295              22,776             17,169
Operating expense                                     16,929           15,842              32,936             31,291
Provision for loan loss                                1,646              946               3,691              2,386
Net income                                             2,084            2,237               3,994              3,771

Average assets                                 $   2,461,539    $   2,282,477     $     2,475,909     $    2,300,335
Average equity                                        62,545           63,100              62,130             63,432

Return on assets                                        0.34%           0.39%                0.33%             0.33%
Return on equity                                       13.36%          14.22%               12.96%            11.99%
Efficiency ratio                                       76.99%          77.46%               76.30%            78.52%

MORTGAGE BANKING

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOK Mortgage contributed $5.6 million or 14% to consolidated net income in the second quarter of 2003 compared to a loss of $5.3 million in the second quarter of 2002.

BOK Mortgage is comprised of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage interest rates are low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage interest rates are relatively high and prepayments are low. The historically low mortgage interest rate environment that continued throughout the second quarter of 2003 produced net profits for the loan production sector. The loan servicing sector incurred a loss during the second quarter as amortization expense and impairment provision related to loan servicing rights were only partially offset by hedging gains.

LOAN PRODUCTION SECTOR

Revenue from loan production was $13.5 million in the second quarter of 2003, including $7.1 million of capitalized mortgage servicing rights, compared to revenue from loan production of $4.0 million in the second quarter of 2002, including $4.6 million of capitalized mortgage servicing rights. The increase in revenue was due to increased volume of loans originated and an improved market for loan sales. Mortgage loans funded totaled $463 million in the second quarter of 2003, including $145 million for home purchases and $318 million of refinanced loans. Mortgage loans funded in the second quarter of 2002 totaled $254 million. Approximately 71% of the loans funded in the second quarter of 2003 were in Oklahoma. The combination of increased volume and improved market conditions increased pre-tax income from loan production to $11.6 million in 2003 compared to $2.4 million in 2002. The pipeline of mortgage loan applications totaled $563 million at June 30, 2003.

LOAN SERVICING SECTOR

The loan servicing sector had a pre-tax loss of $2.8 million for the second quarter of 2003 compared to a pre-tax loss of $11.4 million for the same period of 2002. The reduction in pre-tax loss was due primarily to a lower provision for impairment of mortgage servicing rights which was partially offset by increased amortization expense and lower hedging gains.

Excluding hedge performance, the loan servicing sector incurred a $13.4 million pre-tax loss in the second quarter of 2003 compared to a pre-tax loss of $24.5 million in 2002. Amortization expense, which is based on both actual and anticipated loan prepayments, increased to $11.1 million in 2003 compared to $6.3 million in 2002. This increase in amortization expense was offset by a reduction in the provision for impairment of mortgage servicing rights to $3.4 million in 2003 from $23.8 million in 2002. BOK Financial realized net gains on sales of securities held as an economic hedge of its mortgage servicing rights of $4.4 million in the second quarter of 2003. This is compared to net gains of $12.0 million realized in the second quarter of 2002.

Servicing revenue totaled $5.8 million in 2003 compared to $6.9 million in 2002. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $4.7 billion for the second quarter of 2003 compared to $6.1 billion for the second quarter of 2002. The decrease in loans serviced reflected both the rapid refinancing of mortgage loans and BOK Mortgage's decision to curtail purchases of mortgage loan servicing.

The valuation allowance for impairment of mortgage servicing rights totaled $50 million at June 30, 2003 compared to $37 million at June 30, 2002. BOK Financial provides a valuation allowance to reduce the carrying value of its servicing rights to the lower of fair value or amortized cost segregated by impairment strata. Impairment strata are determined by interest rate bands and by loan types, either conventional or government-backed. The fair value of servicing rights is based on estimated revenues that will be generated over the servicing period, less estimated costs to service the loans. The valuation allowance may be reversed, in part or in whole, if the fair value of servicing rights in a particular impairment strata increase or if the amortized cost of servicing rights in a particular strata decrease. Fair value may increase if anticipated loan prepayment speeds decrease. Amortized cost of a particular impairment stratum will decrease through amortization.

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. The fair value of these securities is expected to vary inversely to the fair value of the servicing rights. See the Market Risk section of this report on page 17 for additional discussion of the prepayment risk of the mortgage servicing portfolio and related hedging strategies.

TABLE 6 - MORTGAGE BANKING
(In thousands)

                                                   Three months ended June 30,           Six months ended June 30,
                                                 ---------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                 ---------------------------------------------------------------------
NIR (expense)  from external sources           $       7,647    $       6,838     $        15,336     $      15,783
NIR (expense) from internal sources                   (2,176)          (3,725)             (4,974)           (7,964)
                                                  -----------      -----------         -----------       -----------
Total net interest revenue                             5,471            3,113              10,362             7,819

Capitalized mortgage servicing rights                  7,112            4,556              12,633             8,778
Other operating revenue                               11,939            6,865              24,737            14,351
Operating expense                                     16,203           11,468              35,036            23,472
Provision (recovery) for impairment of
   mortgage servicing rights                           3,353           23,774              (4,477)           18,496
Gains (losses) on sales of financial instruments       4,412           12,019               7,605            (7,903)
Net income (loss)                                      5,645           (5,315)             14,951           (11,607)

Average assets                                 $     665,045    $     686,222     $       673,458     $     661,391
Average equity                                        37,560           52,270              37,900            51,194

Return on assets                                        3.40%          (3.11)%               4.48%           (3.54)%
Return on equity                                       60.28%         (40.79)%              79.55%          (45.72)%
Efficiency ratio                                       66.08%          78.90%               73.40%           75.84%

TRUST SERVICES

BOK Financial provides a wide range of trust and private financial services, including institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are primarily provided to clients in Oklahoma, Texas, Arkansas and New Mexico. Additionally, Trust Services include a nationally competitive, self-directed 401-(k) program. At June 30, 2003 and 2002, trust assets with an aggregate market value of $18.6 billion and $17.9 billion, respectively, were subject to various fiduciary arrangements. BOK Financial has sole or joint discretionary authority over $8.2 billion of trust assets at June 30, 2003 compared to $7.8 billion of trust assets at June 30, 2002. Trust Services contributed $1.6 million or 4% to consolidated net income for the second quarter 2003. This compared to $1.9 million or 6% of consolidated net income for the second quarter of 2002. Average assets increased $125 million or 25% for the second quarter of 2003 from the same period of the prior year. The growth in assets is largely attributable to an increase in funds provided by the personal financial services units of Trust Services. Interest-bearing transaction deposits have increased as customers respond to the equities market downturn.

TABLE 7 - TRUST SERVICES
(In thousands)
                                                    Three months ended June 30,          Six months ended June 30,
                                                 --------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                 --------------------------------------------------------------------
NIR (expense)  from external sources           $         191    $         326     $           383     $         799
NIR (expense) from internal sources                    2,381            2,131               4,695             4,005
                                                  -----------      -----------          ----------       -----------
Total net interest revenue                             2,572            2,457               5,078             4,804

Other operating revenue                               10,767           10,248              20,848            20,608
Operating expense                                     10,568            9,540              20,834            19,353
Net income                                             1,554            1,934               2,952             3,671

Average assets                                 $     633,141    $     508,361     $       656,118     $     517,499
Average equity                                        41,355           43,320              41,133            43,267

Return on assets                                        0.98%           1.53%                0.91%            1.43%
Return on equity                                       15.07%          17.91%               14.47%           17.11%
Efficiency ratio                                       79.23%          75.09%               80.36%           76.16%

REGIONAL BANKING

Regional banks include Bank of Texas, Bank of Albuquerque, and Bank of Arkansas. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $10.9 million or 26% to consolidated net income for the second quarter of 2003. This compares to $8.3 million or 24% of consolidated net income for the second quarter of 2002. Net interest revenue from external customers increased $1.5 million or 4% in the second quarter of 2003 from the same period of the prior year due to growth in average earning assets, offset by declines in yields. Net interest expense from internal sources decreased $3.4 million or 61% due to lower transfer-pricing rates, as described above. Other operating revenue increased $1.8 million or 28% in the second quarter of 2003 from the same period of the prior year due primarily to service charges on deposit accounts, including an overdraft privilege product initiated in the second quarter of 2002. Operating expenses increased $4.6 million or 20% in the second quarter of 2003 from the second quarter of 2002. Personnel costs accounted for approximately $2.3 million of this increase due to increases in the number of employees, overall increases in salary and benefits expense per employee, and incentive bonuses directly related to revenue growth.

BOK Financial's operations in Texas, New Mexico and Arkansas contributed $6.7 million, $3.6 million, and $620 thousand, respectively, to consolidated net income for the second quarter of 2003. This compared to $5.8 million, $2.6 million, and a $97 thousand loss, respectively, for the second quarter 2002.

Average assets increased $787 million or 21% for the second quarter of 2003 from the same period of the prior year due to the acquisition of $252 million of Bank of Tanglewood assets in the fourth quarter of 2002 and due to growth at Bank of Texas and Bank of Albuquerque of approximately $285 million and $215 million, respectively.

TABLE 8 - REGIONAL BANKING
(In thousands)
                                                    Three months ended June 30,          Six months ended June 30,
                                                 --------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                 --------------------------------------------------------------------
NIR (expense)  from external sources           $      38,234    $      36,719     $        77,244     $      72,156
NIR (expense) from internal sources                   (2,212)          (5,657)             (6,650)          (11,974)
                                                   ----------       ----------          ----------       -----------
Total net interest revenue                            36,022           31,062              70,594            60,182

Other operating revenue                                8,369            6,545              16,214            11,952
Operating expense                                     27,353           22,795              54,242            44,647
Provision for loan loss                                1,208            2,420               2,611             3,536
Gains (losses) on sales of financial instruments           -            2,134                 339             2,961
Net income                                            10,884            8,272              20,043            16,106

Average assets                                 $   4,503,491    $   3,716,658     $     4,519,785     $   3,739,332
Average equity                                       427,531          356,759             424,819           359,234

Return on assets                                       0.97%            0.89%                0.89%            0.87%
Return on equity                                      10.21%            9.30%                9.51%            9.04%
Efficiency ratio                                      61.62%           60.61%               62.49%           61.89%

DISCUSSION AND ANALYSIS OF OPERATIONS

LOANS

The aggregate loan portfolio at June 30, 2003 totaled $7.0 billion and increased $66 million or 1% during the quarter. Commercial loans increased $77 million and consumer loans increased $19 million. These increases were partially offset by a $31 million decrease in mortgage loans.

---------------------------------------------------------------------------------------------------------------------
TABLE 9 - LOANS
(In thousands)
                                          June 30,        March 31,       Dec. 31,         Sept. 30,        June 30,
                                           2003             2003            2002             2002             2002
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,121,285    $   1,147,875   $   1,132,178   $   1,006,151    $     936,381
  Manufacturing                            532,849          523,055         501,506         507,798          513,019
  Wholesale/retail                         693,175          626,362         627,422         671,127          655,081
  Agricultural                             164,480          163,823         186,976         154,221          134,612
  Services                               1,247,129        1,254,894       1,249,622       1,166,193        1,118,239
  Other commercial and industrial          331,070          297,226         292,094         286,972          300,239
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,089,988        4,013,235       3,989,798       3,792,462        3,657,571
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
  Construction and land development        363,956          371,680         356,227         331,073          320,730
  Multifamily                              287,613          306,409         307,119         309,173          297,576
  Other real estate loans                  812,282          783,674         772,492         767,083          744,391
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,463,851        1,461,763       1,435,838       1,407,329        1,362,697
---------------------------------------------------------------------------------------------------------------------
Residential mortgage:
  Secured by 1-4 family
    residential properties                 921,320          951,415         929,759         849,254          795,834
  Residential mortgages held for sale      144,890          146,092         133,421         136,330           82,714
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,066,210        1,097,507       1,063,180         985,584          878,548
---------------------------------------------------------------------------------------------------------------------
Consumer                                   422,839          403,984         412,167         409,779          414,571
---------------------------------------------------------------------------------------------------------------------
  Total                              $   7,042,888    $   6,976,489   $   6,900,983   $   6,595,154    $   6,313,387
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to energy customers totaled $1.1 billion or 16% of total loans at June 30, 2003. Approximately $910 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy loan category also included loans to borrowers involved in the transportation of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. Outstanding loans to the services industry totaled $1.2 billion at June 30, 2003. Services included loans that totaled $243 million to nursing homes, $114 million to the healthcare industry and $55 million to the hotel industry. Agriculture included $148 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 9.

Commercial real estate loans totaled $1.5 billion at June 30, 2003 or 21% of the total loan portfolio. Construction and land development loans included $292 million for single-family residential lots and premises. The major components of other commercial real estate loans were office buildings at $286 million and retail facilities at $230 million.

Residential mortgage loans, excluding loans held for sale, included $327 million of home equity loans, $265 million of loans held for business relationship, $253 million of adjustable rate mortgage loans and $59 million of loans held for community development. Consumer loans included $188 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 18% of the indirect automobile loan portfolio was considered sub-prime.

While BOK Financial continued to increase geographic diversification through expansion into Texas and New Mexico, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 10 presents the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)
                                          June 30,        March 31,        Dec. 31,        Sept. 30,        June 30,
                                           2003             2003            2002             2002             2002
                                    ---------------------------------------------------------------------------------
Oklahoma (1):
   Commercial                        $   2,893,801    $   2,764,252   $   2,773,158   $   2,663,752    $   2,547,218
   Commercial real estate                  770,486          782,842         763,469         790,638          752,757
   Residential mortgage                    644,942          679,727         656,391         613,963          559,366
   Residential mortgage held for sale      144,890          146,092         133,421         136,330           82,714
   Consumer                                309,632          299,404         294,404         311,877          314,061
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,763,751    $   4,672,317   $   4,620,843   $   4,516,560    $   4,256,116
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $     840,470    $     889,127   $     866,905   $     789,846    $     773,649
   Commercial real estate                  444,162          459,605         455,364         391,207          381,068
   Residential mortgage                    202,423          195,179         192,575         149,983          148,463
   Consumer                                100,148           91,182         104,353          85,651           88,783
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,587,203    $   1,635,093   $   1,619,197   $   1,416,687    $   1,391,963
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Commercial                        $     297,371    $     298,051   $     286,622   $     276,222    $     270,278
   Commercial real estate                  180,000          155,240         150,293         141,298          142,829
   Residential mortgage                     68,374           71,598          76,020          80,298           82,926
   Consumer                                 10,703           11,040          11,399          10,191            9,711
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     556,448    $     535,929   $     524,334   $     508,009    $     505,744
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                        $      58,346    $      61,805   $      63,113   $      62,642    $      66,426
   Commercial real estate                   69,203           64,076          66,712          84,186           86,043
   Residential mortgage                      5,581            4,911           4,773           5,010            5,079
   Consumer                                  2,356            2,358           2,011           2,060            2,016
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     135,486    $     133,150   $     136,609   $     153,898    $     159,564
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $   7,042,888    $   6,976,489   $   6,900,983   $   6,595,154    $   6,313,387
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

The fair value of energy derivative contracts carried as assets totaled $132 million and the fair value of energy contracts carried as liabilities totaled $133 million at June 30, 2003. Approximately 67% of the fair value of asset contracts was with customers of BOK Financial. The remaining 33% was with energy dealers, primarily Bank of Montreal and JP Morgan Chase. Conversely, approximately 62% of the fair value of liability contracts was with energy dealers, primarily Coral Energy and Morgan Stanley. The remaining 38% was due to various customers. Deterioration in the credit standing of one or more counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of the counterparty deteriorated such that either the fair value of the energy production no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $123 million at June 30, 2003 compared to $120 million at March 31, 2003 and $108 million at June 30, 2002. These amounts represent 1.78%, 1.75%, and 1.73%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The reserve for loan losses also represented 221% of nonperforming loans at June 30, 2003. Net loans charged-off during the second quarter totaled $6.4 million, compared to $6.3 million in the first quarter of 2003 and $4.6 million in the second quarter of 2002. Table 11 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
TABLE 11 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)

                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                        June 30,       March 31,       Dec. 31,       Sept. 30,         June 30,
                                         2003            2003           2002            2002             2002
                                   --------------------------------------------------------------------------------
Beginning balance                   $     119,699  $     116,070   $     111,226  $     108,084    $     105,900
 Loans charged-off:
  Commercial                                4,709          4,144           3,550          2,873            3,378
  Commercial real estate                        -              5             163              -                -
  Residential mortgage                        137            400             219             88               11
  Consumer                                  2,873          3,502           3,945          3,164            2,258
-------------------------------------------------------------------------------------------------------------------
  Total                                     7,719          8,051           7,877          6,125            5,647
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 128             95             441            332              169
   Commercial real estate                       3              8              15              9               45
   Residential mortgage                        14             38               2            118                6
   Consumer                                 1,144          1,627             898            779              777
-------------------------------------------------------------------------------------------------------------------
   Total                                    1,289          1,768           1,356          1,238              997
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                       6,430          6,283           6,521          4,887            4,650
Provision for loan losses                   9,503          9,912          10,001          8,029            6,834
Additions due to acquisitions                   -              -           1,364              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     122,772  $     119,699   $     116,070  $     111,226    $     108,084
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.78%          1.75%           1.72%          1.72%            1.73%
 Net loan losses (annualized)
  to average loans (1)                       0.38           0.37            0.39           0.31             0.30
-------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale.

Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral value. At June 30, 2003 specific impairment reserves totaled $5.1 million on total impaired loans of $48 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each factor identified. At June 30, 2003 the range of potential losses for the more significant factors were:

General economic conditions         $ 7.6 million - $10.4 million
Concentration of large loans        $ 1.2 million - $2.5 million
Loan portfolio growth               $601 thousand - $1.2 million

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

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $61 million at June 30, 2003, $56 million at March 31, 2003 and $45 million at June 30, 2002, is presented in Table 12. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans increased $4.9 million during the second quarter of 2003, including newly identified nonaccruing loans of $14.2 million. This increase was partially offset by nonaccruing loans decreasing $4.0 million from charge-offs and foreclosure and $4.5 million from cash payments received.

---------------------------------------------------------------------------------------------------------------------
Table 12 - Nonperforming Assets
(In thousands)
                                                   June 30,      March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2003          2003          2002         2002          2002
                                               ----------------------------------------------------------------------
Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    41,364   $    39,576   $    39,114  $    41,093   $    28,803
   Commercial real estate                             4,719         3,585         3,395        5,788         4,388
   Residential mortgage                               8,323         6,202         5,950        6,025         4,486
   Consumer                                           1,213         1,350         1,396          556           605
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         55,619        50,713        49,855       53,462        38,282
Other nonperforming assets                            5,713         5,350         6,719        6,427         6,630
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    61,332   $    56,063   $    56,574  $    59,889   $    44,912
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               220.74%       236.03%       232.82%      208.05%       282.34%
 Nonperforming loans to
  period-end loans (2)                                0.81          0.74          0.74         0.83          0.72
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     6,996   $     7,921    $    8,117   $   10,274   $    12,215
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages guaranteed
       by agencies of the U.S.Government.      $     4,669   $     5,185   $     4,956  $     6,640   $     6,764
     Excludes residential mortgages guaranteed
       by agencies of the U.S. Government in
       foreclosure.                                  3,178         3,853         3,630        4,931         4,853
(2) Excludes residential mortgage loans held for sale.

---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in nonperforming assets. Known information does, however, cause management to have concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $57 million at June 30, 2003 compared to $62 million at March 31, 2003 and $68 million at June 30, 2002. At June 30, 2003 the composition of potential problem loans by primary industry categories included services - $19 million, manufacturing - $9 million, healthcare - $11 million and energy - $7 million.

DEPOSITS

Total deposits increased $56 million to $8.7 billion during the second quarter of 2003. Demand deposits increased $286 million to $1.7 billion. This increase was partially offset by a $207 million decrease in time deposit accounts and a $17 million decrease in interest-bearing transaction accounts. Average core deposits were 54% of total deposits for the second quarter of 2003 compared to 54% for the first quarter of 2003 and 59% for the second quarter of 2002. Core deposits represent all deposits, excluding public funds, broker deposits, sweep accounts and time deposits greater than $100 thousand. Average uninsured deposits represented 33% of total deposits at June 30, 2003, compared to 38% at March 31, 2003 and 29% at June 30, 2002. Uninsured deposits as used in this presentation are based on a simple analysis of account balances and do not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations.

The distribution of deposit accounts among BOK Financial's principal markets is shown in Table 13.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - DEPOSITS BY PRINCIPAL MARKET AREA
(In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2003             2003           2002             2002            2002
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,216,746    $   1,014,983   $   1,044,628   $     951,301    $     834,240
   Interest-bearing:
     Transaction                         2,100,705        2,099,096       1,897,353       1,762,593        1,689,404
     Savings                               107,591          109,954         103,749         104,864          105,226
     Time                                2,380,844        2,572,531       2,334,949       2,263,729        2,212,642
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,589,140        4,781,581       4,336,051       4,131,186        4,007,272
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,805,886    $   5,796,564   $   5,380,679   $   5,082,487    $   4,841,512
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     412,301    $     344,228   $     394,164   $     320,108    $     318,334
   Interest-bearing:
     Transaction                         1,004,029        1,023,917         953,550         776,991          749,516
     Savings                                36,289           36,965          33,071          31,058           30,253
     Time                                  532,402          542,101         510,512         450,387          464,948
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,572,720        1,602,983       1,497,133       1,258,436        1,244,717
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,985,021    $   1,947,211   $   1,891,297   $   1,578,544    $   1,563,051
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Demand                            $     104,896    $      89,464   $      79,953   $      77,286    $      70,892
   Interest-bearing:
     Transaction                           308,901          307,411         295,174         264,188          249,771
     Savings                                24,621           27,036          26,704          27,048           27,215
     Time                                  299,877          296,492         287,607         285,968          280,073
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  633,399          630,939         609,485         577,204          557,059
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     738,295    $     720,403   $     689,438   $     654,490    $     627,951
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Demand                            $      12,723    $      11,761   $      12,949   $      11,198    $      12,548
   Interest-bearing:
     Transaction                            21,652           21,756          18,025          17,807           15,791
     Savings                                 1,039            1,269           1,214           1,218            1,425
     Time                                  126,566          135,756         134,923         128,233          119,968
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  149,257          158,781         154,162         147,258          137,184
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     161,980    $     170,542   $     167,111   $     158,456    $     149,732
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $   8,691,182    $   8,634,720   $   8,128,525   $   7,473,977    $   7,182,246
                                    ---------------------------------------------------------------------------------

CAPITAL

Shareholders' equity increased $45 million during the second quarter of 2003 and totaled $1.2 billion at June 30, 2003. The increase was primarily due to net income for the quarter. BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. For a banking institution to qualify as well capitalized, as defined by the banking agencies, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. BOK Financial's capital ratios are presented in Table 14. Additionally, each subsidiary bank exceeds the regulatory definition of well capitalized.

----------------------------------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                                   June 30,       March 31,       Dec. 31,      Sept. 30,      June 30,
                                     2003            2003           2002          2002           2002
                                --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                  9.19%           9.02%          8.81%          8.38%         8.01%
Risk-based capital:
  Tier 1 capital                     9.32            9.20           8.98           9.03          8.69
  Total capital                     11.85           12.11          11.95          12.43         12.11
Leverage                             7.21            7.03           6.88           6.99          6.78

As provided by federal banking regulations, subordinated debt is included in total capital, subject to certain limitations based upon the remaining term to maturity. The subordinated debt issued by BOK Financial that may be included in total capital will be reduced each year as the debt nears maturity.

During 2002, BOK Financial issued shares of common stock for its purchase of Bank of Tanglewood. In addition, BOK Financial agreed to a limited price guarantee on a portion of the shares issued in this purchase. Pursuant to this guarantee, any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 203,951. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock to satisfy any obligation under the price guarantee or to pay cash.

The following table presents the estimated number of common shares that would be required to be issued and the cash value equivalent if the market value of BOK Financial's common stock remained at $38.59, its closing price on June 30, 2003 and if all holders exercised their rights under the price guarantee agreement. The benchmark price and number of shares subject to protection have been adjusted to reflect the 3% stock dividend issued during the second quarter of 2003.

                                                                                               Cash
                                                                                            Equivalent
                                                                                                of
                                                                           Additional       Additional
                                                              Number         Shares           Shares
               Benchmark                     Benchmark          Of             To              (In
                 Period                        Price          Shares          Issue         Thousands)
-----------------------------------------------------------------------------------------------------------
 October 25, 2003 - December 24, 2003          $33.79         203,951              -         $      -

 October 25, 2004 - December 24, 2004           36.30         203,951              -                -

 October 25, 2005 - December 24, 2005           38.80         203,951          1,103               43

 October 25, 2006 - December 24, 2006           41.30         203,951         14,333              553

 October 25, 2007 - December 24, 2007           43.81         203,951         27,562            1,064

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

INTEREST RATE RISK - OTHER THAN TRADING

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected average duration of 1.9 years while the related funds borrowed have an average duration of 90 days. Securities purchased and funds borrowed under this strategy averaged $2.0 billion during the second quarter of 2003.

Additionally, BOK Financial uses interest rate derivative contracts in managing its interest rate sensitivity. These contracts are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the second quarters of 2003 and 2002, net interest revenue increased $4.0 million and $2.0 million, respectively, from periodic settlements of these contracts. Additionally, net losses of $1.1 million were recognized in the second quarter of 2003 compared to net losses of $1.9 million in the second quarter of 2002 from adjustments of interest rate swaps to fair value. Credit risk from these contracts is closely monitored. Derivative contracts are not used for speculative purposes.

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

TABLE 15 - INTEREST RATE SENSITIVITY
(Dollars in Thousands)
                                        Increase                        Decrease
                                 --------------------------    ---------------------------    ------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    ------------------------
                                     2003         2002            2003          2002             2003         2002
                                 --------------------------    ---------------------------    ------------------------
Anticipated impact over the
   next twelve months:
   Net interest revenue            $     4,840    $   9,362      $  (4,414)    $   (5,463)      $     305   $    7,452
                                           1.2%         2.5%          (1.1)%         (1.5)%           0.1%         2.0%
-----------------------------------------------------------------------------------------------------------------------
   Net income                      $     3,025    $   5,851      $  (2,758)    $   (3,414)      $     191   $    4,658
                                           2.0%         4.0%          (1.8)%         (2.3)%           0.1%         3.2%
-----------------------------------------------------------------------------------------------------------------------
   Economic value of equity        $   (51,081)   $   81,747     $   (4,812)   $  (93,169)      $   7,824   $  107,751
                                          (3.7)%         6.4%          (0.3)%        (7.3)%           0.6%         8.4%
-----------------------------------------------------------------------------------------------------------------------

The estimated effect of a 200 basis point increase in interest rates on the economic value of equity shifted from a gain of $82 million at June 30, 2002 to a loss of $51 million at June 30, 2003. This reflects actions taken by management over the past year to manage prepayment risk in the securities portfolio. Securities with limited appreciation potential in a falling rate environment were sold. The proceeds of these sales, along with principal payments received on maturing securities, were reinvested in securities with less prepayment risk. Securities held at June 30, 2003 are exposed to extension risk and a reduction in economic value during periods of rising interest rates. This reduction in value is partially offset by an appreciation of certain deposit accounts.

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

At June 30, 2003, securities with a fair value of $50 million and an unrealized loss of $94 thousand were held for the economic hedge program. This unrealized loss, net of income taxes, is included in shareholders' equity as part of other comprehensive income. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. Additionally, the estimated effect of a +/- 100 basis point change in interest rates is presented due to the rise in interest rates that has occurred through July 31, 2003. At June 30, 2003, the pre-tax results of this modeling on reported earnings were:

TABLE 16 - INTEREST RATE SENSITIVITY - MORTGAGE SERVICING
(Dollars in Thousands)
                              50 bp increase   50 bp decrease    100 bp increase    100 bp decrease
                              --------------   --------------    ---------------    ---------------
Anticipated change in:
Mortgage servicing rights        $10,134          $(4,156)           $ 24,563          $ (6,443)
Hedging securities                (1,397)             984              (3,109)            1,357
                             ----------------------------------------------------------------------
   Net                           $ 8,737          $(3,172)           $ 21,454          $ (5,086)
                             ----------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------
TABLE 17 - INTEREST RATE SWAPS
(In Thousands)
                     Notional                Pay                  Receive             Positive         Negative
                      Amount                 Rate                   Rate             Fair Value       Fair Value
                -----------------------------------------------------------------------------------------------------
Expiration:
2003                 $  75,000             1.12%(1)            4.98% - 5.47%       $       653     $          -
2004                    71,688         1.12%(1) - 4.22%       1.12%(1) - 7.36%           2,423             (302)
2006                   147,215         1.12%(1) - 8.80%       1.12%(1) - 8.80%           2,073           (1,743)
2007                   275,000             1.12%(1)            4.09% - 4.51%             8,301                -
2008                    58,736         1.12%(1) - 2.74%       1.12%(1) - 2.74%             649             (649)
2009                     5,268         1.12%(1) - 4.75%       1.12%(1) - 4.75%             376             (376)
2011                    41,864          5.21% - 5.51%             1.12%(1)                   -           (3,790)
---------------------------------------------------------------------------------------------------------------------
                                                                                     $  14,475         $ (6,860)
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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At June 30, 2003, the VAR was $452 thousand and the greatest value at risk during the second quarter of 2003 was $844 thousand.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, non-controlling interests and results of operations of a VIE in its consolidated financial statements. VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Examples of such entities may include partnerships, joint ventures, securitization vehicles or similarly structured entities. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. BOK Financial does not generally use partnerships, joint ventures, or securitization vehicles in its operations. Therefore, management does not expect that the adoption of FIN 46 will have a material effect on the financial statements.

However, in its current form, FIN 46 may require BOK Financial to consolidate certain lending and trust relationships in future financial statements. The consolidation of these relationships appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue and the potential effect of these unintended consequences on future financial statements has not yet been determined.

CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), BOK Financial management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), BOK Financial management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollars In Thousands, Except Per Share Data)
                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                     ------------------------------------------------
                                                        2003         2002         2003          2002
                                                     ------------------------------------------------
Interest Revenue
Loans                                                 $ 92,446    $ 93,635     $ 186,922    $ 186,390
Taxable securities                                      46,911      46,564        92,045       94,717
Tax-exempt securities                                    2,004       2,503         4,140        5,104
-----------------------------------------------------------------------------------------------------
   Total securities                                     48,915      49,067        96,185       99,821
-----------------------------------------------------------------------------------------------------
Trading securities                                         114         203           214          374
Funds sold and resell agreements                            59          92           165          142
-----------------------------------------------------------------------------------------------------
   Total interest revenue                              141,534     142,997       283,486      286,727
-----------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                32,863      37,158        67,940       73,259
Other borrowings                                         8,684      12,834        17,628       26,674
Subordinated debentures                                  2,420       2,724         4,840        5,446
-----------------------------------------------------------------------------------------------------
   Total interest expense                               43,967      52,716        90,408      105,379
-----------------------------------------------------------------------------------------------------
Net Interest Revenue                                    97,567      90,281       193,078      181,348
Provision for Loan Losses                                9,503       6,834        19,415       15,700
-----------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Loan Losses    88,064      83,447       173,663      165,648
-----------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                           10,032       6,299        18,711       12,366
Transaction card revenue                                15,138      13,439        28,737       25,925
Trust fees and commissions                              10,845      10,300        21,025       20,674
Service charges and fees on deposit accounts            19,606      16,391        38,590       30,246
Mortgage banking revenue, net                           16,609      10,759        32,144       21,411
Leasing revenue                                            795         822         1,654        1,714
Other revenue                                            5,992       5,698        10,993       10,740
-----------------------------------------------------------------------------------------------------
Total fees and commissions revenue                      79,017      63,708       151,854      123,076
-----------------------------------------------------------------------------------------------------
Gain on sales of assets                                      8           7           738          683
Gain on sales of securities, net                        10,457      21,602        20,146       14,021
Loss on derivatives                                     (1,121)     (1,453)       (2,223)      (1,989)
-----------------------------------------------------------------------------------------------------
Total other operating revenue                           88,361      83,864       170,515      135,791
-----------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                               52,429      44,885       105,061       88,217
Business promotion                                       2,781       3,208         6,252        6,086
Professional fees and services                           5,404       3,732         9,169        6,640
Net occupancy and equipment                             11,240      10,299        22,301       20,639
Data processing and communications                      14,019      11,216        26,662       21,654
FDIC and other insurance                                   530         483         1,046          922
Printing, postage and supplies                           3,523       3,018         6,882        6,075
Net gains and operating expenses on
   repossessed assets                                      335         656           343          703
Amortization of intangible assets                        1,777       1,882         3,554        3,769
Mortgage banking costs                                  11,481       7,791        25,923       16,148
Provision (recovery) for impairment of
   mortgage servicing rights                             3,353      23,774        (4,477)      18,496
Other expense                                            4,916       2,854         7,998        7,600
-----------------------------------------------------------------------------------------------------
Total other operating expense                          111,788     113,798       210,714      196,949
-----------------------------------------------------------------------------------------------------
Income Before Taxes                                     64,637      53,513       133,464      104,490
Federal and state income tax                            23,140      18,944        47,780       36,989
-----------------------------------------------------------------------------------------------------
Net Income                                            $ 41,497    $ 34,569      $ 85,684     $ 67,501
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EARNINGS PER SHARE:

Net Income
-------------------------------------------------------------------------------------------------------
   Basic                                              $   0.72     $   0.63     $  1.49      $  1.22
-------------------------------------------------------------------------------------------------------
   Diluted                                            $   0.64     $   0.56     $  1.33      $  1.09
-------------------------------------------------------------------------------------------------------

Average Shares Used in Computation:
   Basic                                              56,939,759   54,573,079   56,880,774   54,522,612
--------------------------------------------------------------------------------------------------------
   Diluted                                            64,569,404   62,111,878   64,499,792   62,016,881
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Per Share Data)
                                                                    June 30,       December 31,         June 30,
                                                                      2003             2002               2002
                                                                  --------------------------------------------------
                                                                   (Unaudited)                         (Unaudited)
Assets
Cash and due from banks                                         $     718,497    $      604,680    $      495,186
Funds sold and resell agreements                                       10,395            19,535            39,750
Trading securities                                                     38,143             5,110            35,648
Securities:
  Available for sale                                                4,355,669         3,204,973         2,929,979
  Available for sale securities pledged to creditors                  644,767           728,370           716,729
  Investment (fair value:  June 30, 2003 - $197,541;
    December 31, 2002 - $202,153;
    June 30, 2002 - $200,180)                                         192,185           197,950           197,324
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,192,621         4,131,293         3,844,032
--------------------------------------------------------------------------------------------------------------------
Loans                                                               7,042,888         6,900,983         6,313,387
Less reserve for loan losses                                         (122,772)         (116,070)         (108,084)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             6,920,116         6,784,913         6,205,303
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           160,474           151,715           139,187
Accrued revenue receivable                                             66,689            72,018            60,139
Intangible assets, net                                                194,478           197,868           147,807
Mortgage servicing rights, net                                         31,141            37,288            77,202
Real estate and other repossessed assets                                5,713             6,719             6,630
Bankers' acceptances                                                   33,857             3,728            23,431
Receivable on unsettled security transactions                               -            65,395                 -
Derivative contracts                                                  142,605            90,776            48,202
Other assets                                                          114,217            74,007            69,800
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   13,628,946    $   12,245,045    $   11,192,317
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,746,666    $    1,531,694    $    1,236,014
Interest-bearing deposits:
  Transaction                                                       3,435,287         3,164,102         2,704,482
  Savings                                                             169,540           164,738           164,119
  Time                                                              3,339,689         3,267,991         3,077,631
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    8,691,182         8,128,525         7,182,246
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,723,711         1,567,686         1,355,477
Other borrowings                                                    1,057,476         1,088,022           890,370
Subordinated debentures                                               154,977           155,419           185,860
Accrued interest, taxes and expense                                    65,316            74,043            71,673
Bankers' acceptances                                                   33,857             3,728            23,431
Due on unsettled security transactions                                524,587                 -           469,423
Derivative contracts                                                  136,485            80,079            44,412
Other liabilities                                                      59,744            53,986            43,980
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         12,447,335        11,151,488        10,266,872
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  June 30, 2003 - 57,818,775;  December 31, 2002
  - 55,749,596; June 30, 2002 - 53,622,080)                                 4                 3                 3
Capital surplus                                                       523,709           459,347           381,264
Retained earnings                                                     635,489           608,515           526,360
Treasury stock (shares at cost: June 30, 2003 -  786,484;
  December 31, 2002 - 682,967; June 30, 2002 - 644,740)               (21,129)          (17,421)          (16,067)
Accumulated other comprehensive income                                 43,513            43,088            33,860
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,181,611         1,093,557           925,445
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   13,628,946    $   12,245,045    $   11,192,317
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In Thousands)
                                                             Accumulated
                         Preferred Stock     Common Stock       Other                            Treasury Stock
                       ------------------------------------  Comprehensive  Capital  Retained  ------------------
                         Shares   Amount    Shares   Amount  Income(loss)   Surplus  Earnings   Shares    Amount     Total
                       ------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001     250,000   $  25     51,737   $   3    $  5,792      $323,860  $511,301    541   $(12,498)   $ 828,483
  Net income                  -       -          -       -           -             -    67,501      -          -       67,501
  Other Comprehensive
    income, net of tax:
    Unrealized gains(loss)
     on securities
     available for sale (1)   -       -          -       -      28,068             -         -      -          -       28,068
                                                                                                                    ---------
    Comprehensive income                                                                                               95,569
                                                                                                                    ---------
Exercise of stock options     -       -        315        -         -          4,275         -     86     (2,989)       1,286
Director retainer shares      -       -          4        -         -            135         -      -          -          135
Dividends paid in shares
  of common stock:
   Common stock               -       -      1,542        -         -         52,244    (51,692)    18      (580)         (28)
   Preferred stock            -       -         24        -         -            750       (750)     -         -            -
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  June 30, 2002         250,000     $ 25    53,622   $    3   $33,860       $381,264   $526,360    645  $(16,067)    $925,445
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2002     250,000     $  25   55,750   $    3  $ 43,088       $459,347   $608,515    683  $(17,421)  $1,093,557
Comprehensive income:
  Net income                  -         -        -        -         -              -     85,684      -         -       85,684
  Other Comprehensive
     income, net of tax:
     Unrealized gains(loss)
        on securities
        available for sale (1)-         -        -        -       425              -          -      -         -          425
                                                                                                                   ----------
    Comprehensive income                                                                                               86,109
                                                                                                                   ----------
Exercise of stock options     -         -      362        -         -          5,181          -     82    (2,964)       2,217
Director retainer shares      -         -        4        -         -            138          -      -         -          138
Cash dividends declared on
     preferred stock          -         -        -        -         -             -        (375)     -         -         (375)
Dividends paid in shares
     of common stock:
  Common stock                -         -    1,680        1         -         58,293     (57,585)    21     (744)         (35)
  Preferred stock             -         -       23        -         -            750        (750)     -        -            -
-----------------------------------------------------------------------------------------------------------------------------
Balances at
    June 30, 2003       250,000     $  25   57,819    $   4  $ 43,513       $523,709    $635,489    786  $(21,129) $1,181,611
-----------------------------------------------------------------------------------------------------------------------------

(1)                                               June 30, 2003    June 30, 2002
                                                --------------------------------
Changes in other comprehensive income:
  Unrealized gains (losses) on available for
    sale securities                                 $ 20,896       $ 57,468
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities         (7,537)       (20,342)
  Reclassification adjustment for (gains)
    losses realized included in net income           (20,146)       (14,021)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)              7,212          4,963
    losses
                                                --------------------------------
Net change in unrealized gains (losses) on
securities                                           $   425       $  28,068
                                                --------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                  --------------------------------------
                                                                          2003               2002
                                                                  --------------------------------------
Cash Flow From Operating Activities:
Net income                                                          $     85,684      $     67,501
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                               19,415            15,700
  Provision (recovery) for mortgage servicing rights                      (4,477)           18,496
  Unrealized (gains) losses from derivatives                               2,928             2,550
  Depreciation and amortization                                           15,521            27,357
  Net amortization of financial instrument discounts and premiums          5,195             2,306
  Net gain on sale of assets                                             (42,982)          (23,096)
  Mortgage loans originated for resale                                  (730,423)         (392,972)
  Proceeds from sale of mortgage loans held for resale                   738,096           494,052
  Change in trading securities                                           (33,033)          (25,321)
  Change in accrued revenue receivable                                     5,329             8,589
  Change in other operating assets                                       (32,915)          (25,095)
  Change in accrued interest, taxes and expense                           (8,727)            4,095
  Change in other liabilities                                             36,148            17,829
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 55,759           191,991
--------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                       30,865            56,029
  Proceeds from maturities of available for sale securities            1,157,603           683,229
  Purchases of investment securities                                     (25,201)          (12,353)
  Purchases of available for sale securities                          (4,358,803)       (5,038,167)
  Proceeds from sales of available for sale securities                 2,149,080         4,214,637
  Loans originated or acquired net of principal collected               (197,927)         (173,727)
  Payments on derivative asset contracts                                 (27,285)           (4,146)
  Net change in other investment assets                                   (9,708)              112
  Proceeds from disposition of assets                                     80,957            54,931
  Purchases of assets                                                    (31,423)          (17,352)
--------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                               (1,231,842)         (236,807)
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                490,959            19,977
  Net change in certificates of deposit                                   72,087           256,957
  Net change in other borrowings                                         125,479          (577,090)
  Proceeds from (payments on) derivative liability contracts              28,705            (6,586)
  Net change in derivative margin accounts                               (28,397)                -
  Change in amount due on unsettled security transactions                589,982           237,763
  Issuance of preferred, common and treasury stock, net                    2,355             1,421
  Payment of dividends                                                      (410)              (28)
--------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                       1,280,760           (67,586)
--------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                  104,677          (112,402)
Cash and cash equivalents at beginning of period                         624,215           647,338
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $    728,892      $    534,936
--------------------------------------------------------------------------------------------------------

Cash paid for interest                                              $     93,078      $    109,973
--------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                 $     43,544      $     27,266
--------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                $        356      $      1,181
--------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                $     58,335      $     52,442
--------------------------------------------------------------------------------------------------------

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

The following table represents the required pro forma disclosures for options granted subsequent to December 31, 1994 (in thousands, except per share data):

                                                     Three months ended         Six months ended
                                                          June 30,                   June 30,
                                                 -------------------------------------------------
                                                     2003          2002         2003         2002
                                                 -------------------------------------------------
 Net income as reported                            $41,497       $34,569      $85,684      $67,501
 Stock-based employee compensation, net of tax,
   as if fair value method were applied               (722)        (635)       (1,440)      (1,270)
                                                 -------------------------------------------------
 Pro forma net income                              $40,775       $33,934      $84,244      $66,231
                                                 -------------------------------------------------
 Earnings per share as reported:
   Basic                                             $0.72         $0.63        $1.49       $1.22
   Diluted                                           $0.64         $0.56        $1.33       $1.09

 Pro forma earnings per share:
   Basic                                             $0.71         $0.61        $1.47       $1.20
   Diluted                                           $0.63         $0.55        $1.31       $1.07

(2)  MORTGAGE BANKING ACTIVITIES

At June 30, 2003, BOk owned the rights to service 67,357 mortgage loans with outstanding principal balances of $5.1 billion, including $397 million serviced for BOk. The weighted average interest rate and remaining term was 6.77% and 265 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the six months ending June 30, 2003 is as follows (in thousands):

                                                          Capitalized Mortgage Servicing Rights
                              -----------------------------------------------------------------------------------------
                                                                              Valuation         Hedging
                                 Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                              -----------------------------------------------------------------------------------------
Balance at December 31, 2002    $    37,223   $    49,849   $    87,072   $    (54,918)     $     5,134   $    37,288
Additions, net                           (2)       12,633        12,631              -                -        12,631
Amortization expense                (10,184)      (12,359)      (22,543)             -             (712)      (23,255)
Recovery (provision) for
   impairment                             -             -             -          4,477                -         4,477
----------------------------------------------------------------------------------------------------------------------
Balance at  June 30, 2003       $    27,037    $    50,123   $   77,160   $    (50,441)     $     4,422   $    31,141
----------------------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights(1)  $    10,635    $    20,869   $   31,504              -                -   $    31,504
----------------------------------------------------------------------------------------------------------------------

(1) Excludes approximately $1.1 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at June 30, 2003 follows (in thousands):

                                               < 5.51%      5.51% - 6.49%    6.50% - 7.49%    => 7.50%      Total
                                           ---------------- --------------- ---------------- ----------- -------------
Cost less accumulated amortization          $   6,280       $     22,272     $     35,591    $   13,017     $ 77,160
Deferred hedge losses                               -                  -            3,678           744        4,422
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Adjusted cost                               $   6,280       $     22,272     $     39,269    $   13,761     $ 81,582
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                  $   4,271       $     10,101    $      11,936    $    5,196     $ 31,504
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment (2)                              $   2,150       $     12,172     $     27,333    $    8,786     $ 50,441
----------------------------------------- ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1) $ 404,600       $  1,320,100       $2,098,300    $  722,000    $4,545,000
------------------------------------------ ---------------- --------------- ---------------- ----------- ------------

(1) Excludes outstanding principal of $397 million for loans serviced for BOk and $164 million of mortgage loans originated prior to FAS 122, for which there are no capitalized mortgage servicing rights.
(2) Impairment is determined by both an interest rate and loan type stratification.

(3)  DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):
                                                Six Months Ended June 30,
                                           ----------------------------------
                                               2003                 2002
                                           --------------     ---------------
Proceeds                                   $ 2,149,080         $ 4,214,637
Gross realized gains                            21,178              38,982
Gross realized losses                            1,032              24,961
Related federal and state income
   tax expense (benefit)                         7,212               4,963

(4)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended         Six Months Ended
                                                          -----------------------------------------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                               2003       2002 (2)       2003       2002 (2)
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  41,497    $  34,569    $  85,684    $  67,501
   Preferred stock dividends                                     (375)        (375)        (750)        (750)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            41,122       34,194       84,934       66,751
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375          750          750
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  41,497    $  34,569    $  85,684    $  67,501
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        56,939,759   54,573,079   56,880,774   54,522,612
   Effect of dilutive securities:
     Employee stock options (1)                               789,677      819,222      722,376      774,692
     Convertible preferred stock                            6,719,577    6,719,577    6,719,577    6,719,577
     Tanglewood market value guarantee                        120,391            -      177,065            -
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            7,629,645    7,538,799    7,619,018    7,494,269
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         64,569,404   62,111,878   64,499,792   62,016,881
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.72      $  0.63      $  1.49      $  1.22
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.64      $  0.56      $  1.33      $  1.09
---------------------------------------------------------------------------------------------------------------

(1) Current market price was greater than exercise price on all employee stock options.
(2) Restated for 3% dividend paid in common shares in May 2003.

(5)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2003 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating                        Average
                                                Revenue       Revenue(1)        Expense         Net Income       Assets
                                              ---------------------------------------------------------------------------
Total reportable segments                     $   165,308     $   114,891     $   169,411      $   65,928     $12,776,551
Total nonreportable segments                          175          42,594          32,541          15,949          69,956
Unallocated items:
   Tax-equivalent adjustment                        2,730               -               -           2,730               -
   Funds management                                32,991          (4,949)          3,868          11,941       1,199,856
   All others (including eliminations), net        (8,126)             56           4,894         (10,864)     (1,579,039)
                                              ---------------------------------------------------------------------------
BOK Financial consolidated                    $   193,078     $   152,592     $   210,714      $   85,684     $12,467,324
                                              ===========================================================================

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2002 is as follows (in thousands):

                                                  Net             Other            Other
                                                Interest        Operating        Operating                      Average
                                                 Revenue        Revenue(1)        Expense      Net Income       Assets
                                              ----------------------------------------------------------------------------
Total reportable segments                      $  149,501      $   89,457      $  166,142       $  35,490    $ 11,151,898
Total nonreportable segments                          359          35,093          27,460          12,876          40,632
Unallocated items:
   Tax-equivalent adjustment                        3,328               -               -           3,328               -
   Funds management                                35,889             801           4,254          24,715         476,268
   All others (including eliminations), net        (7,729)         (1,592)           (907)        (8,908)        (687,137)
                                              ----------------------------------------------------------------------------
BOK Financial consolidated                     $  181,348      $  123,759      $  196,949       $  67,501    $ 10,981,661
                                              ============================================================================

(1) Excluding financial instruments gains/(losses).

(6)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(7) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

As of June 30, 2003, outstanding commitments and letters of credit were as follows (in thousands):
                                              June 30,
                                                2003
                                            ------------
Commitments to extend credit             $    4,873,522
Standby letters of credit                       381,792
Commercial letters of credit                      4,006
Commitments to purchase securities              202,318

-----------------------------------------------------------------------------------------------------------------------------------
SIX MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Six Months Ended
                                          ------------------------------------------------------------------------------------
                                                        June 30, 2003                               June 30, 2002
                                          -----------------------------------------     --------------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,221,462  $    92,045       4.46%      $   3,638,681  $    94,719      5.59%
  Tax-exempt securities (3)                     191,872        6,566       6.90             223,128        8,048      7.27
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,413,334       98,611       4.57           3,861,809      102,767      5.69
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             11,280          252       4.51              17,494          441      5.08
  Funds sold and resell agreements               22,996          165       1.45              13,920          142      2.06
  Loans (2)                                   6,960,069      187,188       5.42           6,194,769      186,705      6.08
     Less reserve for loan losses               121,536            -          -             107,277            -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,838,533      187,188       5.52           6,087,492      186,705      6.18
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 11,286,143      286,216       5.14           9,980,715      290,055      5.99
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,181,181                                   1,000,946
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  12,467,324                               $  10,981,661
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,407,053       16,769       0.99%      $   2,703,509       19,743      1.47%
  Savings deposits                              170,504          489       0.58             162,804          984      1.22
  Time deposits                               3,445,686       50,682       2.97           2,944,122       52,532      3.60
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,023,243       67,940       1.95           5,810,435       73,259      2.54
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 1,468,451        8,103       1.11           1,528,204       13,112      1.73
  Other borrowings                            1,056,372        9,525       1.82           1,075,836       13,562      2.54
  Subordinated debentures                       155,190        4,840       6.29             186,078        5,446      5.90
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       9,703,256       90,408       1.88           8,600,553      105,379      2.47
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,271,966                                   1,121,038
  Other liabilities                             352,431                                     389,951
  Shareholders' equity                        1,139,671                                     870,119
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
       equity                             $  12,467,324                               $  10,981,661
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                    195,808       3.26%                         184,676      3.52%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.52                                       3.82
     Less tax-equivalent adjustment (1)                        2,730                                       3,328
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         193,078                                     181,348
Provision for loan losses                                     19,415                                      15,700
Other operating revenue                                      170,515                                     135,791
Other operating expense                                      210,714                                     196,949
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          133,464                                     104,490
Federal and state income tax                                  47,780                                      36,989
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    85,684                                 $    67,501
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      1.49                                 $      1.22
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.33                                 $      1.09
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2003                               March 31, 2003
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,388,733        46,911       4.30%    $   4,145,472   $    45,134       4.64%
  Tax-exempt securities (3)                     185,908         3,179       6.86           197,902         3,387       6.94
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,574,641        50,090       4.41         4,343,374        48,521       4.75
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             12,207           136       4.47            10,342           116       4.55
  Funds sold and resell agreements               16,669            59       1.42            29,392           106       1.46
  Loans (2)                                   6,970,905        92,576       5.33         6,949,113        94,612       5.52
    Less reserve for loan losses                123,095             -       -              119,959             -       -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,847,810        92,576       5.42         6,829,154        94,612       5.62
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 11,451,327       142,861       5.01        11,212,262       143,355       5.28
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,207,690                                  1,154,403
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  12,659,017                              $  12,366,665
------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,523,932         7,992       0.91%    $   3,288,874         8,777       1.08%
  Savings deposits                              172,258           183       0.43           168,730           306       0.74
  Time deposits                               3,491,055        24,688       2.84         3,399,813        25,994       3.10
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,187,245        32,863       1.83         6,857,417        35,077       2.07
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,515,597         4,080       1.08         1,420,781         4,023       1.15
  Other borrowings                            1,053,573         4,604       1.75         1,059,201         4,921       1.88
  Subordinated debentures                       155,078         2,420       6.26           155,304         2,420       6.32
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       9,911,493        43,967       1.78         9,492,703        46,441       1.98
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,252,076                                  1,292,077
  Other liabilities                             332,430                                    465,820
  Shareholders' equity                        1,163,018                                  1,116,065
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
     equity                               $  12,659,017                              $  12,366,665
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                      98,894       3.23%                         96,914         3.30%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.47                                         3.57
   Less tax-equivalent adjustment (1)                           1,327                                      1,403
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           97,567                                     95,511
Provision for loan losses                                       9,503                                      9,912
Other operating revenue                                        88,361                                     82,154
Other operating expense                                       111,788                                     98,926
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            64,637                                     68,827
Federal and state income tax                                   23,140                                     24,640
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    41,497                                $    44,187
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.72                                $      0.77
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.64                                $      0.69
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

-------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2002                      September 30, 2002                        June 30, 2002
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield       Average       Revenue/     Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate       Balance      Expense(1)    /Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,024,291  $    45,710       4.73%  $   3,794,732   $    46,473       5.06% $   3,696,603  $    46,564       5.50%
        194,586        3,407       6.95         193,645         3,335       6.83        218,747        3,948       7.24
-------------------------------------------------------------------------------------------------------------------------
      4,218,877       49,117       4.84       3,988,377        49,808       5.15      3,915,350       50,512       5.60
-------------------------------------------------------------------------------------------------------------------------
          8,639           87       4.00          13,341           221       6.57         19,989          238       4.78
         24,856           92       1.47          11,331            57       2.00         17,148           92       2.15
      6,761,498       95,864       5.62       6,444,933        95,731       5.89      6,225,134       93,787       6.04
        114,711            -       -            110,590             -       -           109,366            -       -
-------------------------------------------------------------------------------------------------------------------------
      6,646,787       95,864       5.72       6,334,343        95,731       6.00      6,115,768       93,787       6.15
-------------------------------------------------------------------------------------------------------------------------
     10,899,159      145,160       5.38      10,347,392       145,817       5.67     10,068,255      144,629       5.94
-------------------------------------------------------------------------------------------------------------------------
      1,032,760                                 981,246                               1,005,122
-------------------------------------------------------------------------------------------------------------------------
  $  11,931,919                           $  11,328,638                           $  11,073,377
-------------------------------------------------------------------------------------------------------------------------


  $   2,988,986        9,648       1.28%  $   2,795,449         9,882       1.40% $   2,740,454        9,841       1.44%
        173,286          491       1.12         164,952           502       1.21        165,496          503       1.22
      3,248,364       25,531       3.12       3,090,272        26,154       3.36      2,969,488       26,814       3.62
-------------------------------------------------------------------------------------------------------------------------
      6,410,636       35,670       2.21       6,050,673        36,538       2.40      5,875,438       37,158       2.54
-------------------------------------------------------------------------------------------------------------------------

      1,523,923        5,471       1.42       1,615,075         6,635       1.63      1,485,816        6,197       1.67
      1,084,616        5,751       2.10         999,140         5,963       2.37      1,032,685        6,637       2.58
        169,874        2,580       6.03         185,748         2,725       5.82        185,968        2,724       5.88
-------------------------------------------------------------------------------------------------------------------------
      9,189,049       49,472       2.14       8,850,636        51,861       2.32      8,579,907       52,716       2.46
-------------------------------------------------------------------------------------------------------------------------
      1,310,932                               1,188,441                               1,129,412
        380,204                                 340,264                                 476,886
      1,051,734                                 949,297                                 887,172
-------------------------------------------------------------------------------------------------------------------------
  $  11,931,919                           $  11,328,638                           $  11,073,377
-------------------------------------------------------------------------------------------------------------------------
                      95,688       3.24%                        93,956      3.35%                     91,913       3.48%


                                   3.55                                     3.65                                   3.77
                       1,404                                    1,387                                  1,632
-------------------------------------------------------------------------------------------------------------------------
                      94,284                                   92,569                                 90,281
                      10,001                                    8,029                                  6,834
                      80,739                                  107,467                                 83,864
                     104,993                                  123,695                                113,798
-------------------------------------------------------------------------------------------------------------------------
                      60,029                                   68,312                                 53,513
                      21,250                                   24,183                                 18,944
-------------------------------------------------------------------------------------------------------------------------
                 $    38,779                              $    44,129                            $    34,569
-------------------------------------------------------------------------------------------------------------------------


                 $      0.68                              $      0.80                            $      0.63
-------------------------------------------------------------------------------------------------------------------------
                 $      0.61                              $      0.71                            $      0.56
-------------------------------------------------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Shareholders was held on April 29, 2003 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on three matters: (i) to fix the number of directors to be elected at twenty-six (26) and to elect twenty-six (26) persons as directors for a term of one year or until their successors have been elected and qualified, (ii) to approve the BOK Financial Corporation 2003 Stock Option Plan and the existing 1993, 1994, 1997, 2000 and 2001 Stock Option Plans (the "Stock Option Plans"), and (iii) to approve the Executive Performance-Based Compensation Plan. The shareholders elected management's nominees as directors in an uncontested election and approved the Stock Option Plans and Executive Performance-Based Compensation Plan by the following votes, respectively:

(i) Election of twenty-six (26) directors for a term of one year:
                                                                    Votes
                                                                  Withheld/
                                                Votes For          Against
                                              --------------     ------------

           C. Fred Ball, Jr.                    50,076,759         1,918,081
           Sharon J. Bell                       51,810,201           184,639
           Peter C. Boylan, III                 49,341,789         2,653,051
           Joseph E. Cappy                      51,810,568           184,272
           Luke R. Corbett                      49,760,443         2,234,397
           William E. Durrett                   51,785,574           209,266
           James O. Goodwin                     51,531,654           463,186
           Robert G. Greer                      51,811,862           182,978
           David F. Griffin                     51,810,763           184,077
           V. Burns Hargis                      50,470,841         1,523,999
           E. Carey Joullian IV                 51,511,744           483,096
           George B. Kaiser                     50,202,441         1,792,399
           David L. Kyle                        51,786,198           208,642
           Robert J. LaFortune                  51,536,156           458,684
           Philip C. Lauinger, Jr.              51,537,804           457,036
           John C. Lopez                        49,415,482         2,579,358
           Stanley A. Lybarger                  49,842,908         2,151,932
           Steven J. Malcolm                    51,786,008           208,832
           Paula Marshall-Chapman               51,808,096           186,744
           Frank A. McPherson                   51,811,385           183,455
           Steven E. Moore                      51,812,282           182,558
           J. Larry Nichols                     49,568,993         2,425,847
           Robert L. Parker, Sr.                51,811,172           183,668
           James A. Robinson                    49,471,136         2,523,704
           L. Francis Rooney, III               51,812,282           182,558
           Scott F. Zarrow                      51,811,662           183,178

(ii) Approval of the Stock Option Plans:

                                       Votes
                                     Withheld/
         Votes For                    Against                  Abstentions
---------------------------- -------------------------- -----------------------
        51,058,112                    650,171                    286,557

(iii) Approval of the Executive Performance-Based Compensation Plan:

                                       Votes
                                     Withheld/
         Votes For                    Against                  Abstentions
---------------------------- -------------------------- -----------------------
         51,165,249                   533,599                     295,990

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
        to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K:

     On April 21, 2003, a report on Form 8-K was filed reporting under Item 5 the announcement that BOK Financial Corporation issued a press release on April 16, 2003 announcing its financial results for the first quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOK FINANCIAL CORPORATION
                                         (Registrant)



Date:  August 14, 2003                    /s/ Steven E. Nell
       ---------------------              --------------------
                                          Steven E. Nell
                                          Executive Vice President and
                                          Chief Financial Officer


                                          /s/ John C. Morrow
                                          --------------------
                                          John C. Morrow
                                          Senior Vice President and Director
                                          of Financial Accounting & Reporting