Form 10-Q
period 2003-09-30
BOK FINANCIAL CORP ET AL
filed 2003-11-14
CIK 875357

As filed with the Securities and Exchange Commission on November 14, 2003
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                For the Quarterly Period Ended September 30, 2003
                           Commission File No. 0-19341



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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 57,069,517 shares of common stock ($.00006 par value) as of October 31, 2003.


--------------------------------------------------------------------------------

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2003

                                      Index
Part I.  Financial Information
      Management's Discussion and Analysis (Item 2)                           2
      Quantitative and Qualitative Disclosures about Market Risk (Item 3)    18
      Controls and Procedures (Item 4)                                       21
      Report of Management on Consolidated Financial Statements              22
      Consolidated Financial Statements (Unaudited) (Item 1)                 23
      Financial Summaries (Unaudited) (Item 2)                               33

Part II.  Other Information
     Item 6. Exhibits and Reports on Form 8-K                                36
Signatures                                                                   37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF PERFORMANCE

BOK Financial Corporation ("BOK Financial") recorded net income of $38.8 million or $0.60 per diluted common share for the third quarter of 2003 compared to $43.5 million or $0.70 per diluted common share for the same period of 2002. Net income and diluted earnings per share for the prior year have been restated for a change in accounting principles. BOK Financial adopted the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" during the third quarter of 2003. This change in accounting requires expense recognition for employee stock options. The annualized returns on average assets and equity were 1.20% and 13.26% for the quarter ended September 30, 2003 compared to returns of 1.52% and 18.12% for the third quarter of 2002. The decrease in return on average equity between the two quarters resulted from lower net income and a 22% increase in average shareholders' equity, which is consistent with the company's strategy of retaining earnings to support asset growth.

Net income for the third quarter of 2003 decreased $4.7 million or 11% compared to the same period of 2002. The Company incurred a net after-tax loss of $249 thousand attributable to investment portfolio strategies, mortgage servicing rights (MSRs) hedging activities, and mark-to-market of derivative contracts, substantially offset by a reversal of provision for impairment of MSRs in the third quarter of 2003. These same items produced net after-tax income of $8.1 million in the third quarter of 2002. Fees and commission revenue grew $15.5 million or 24%, the largest components of which were increased brokerage fees and trading revenue. Operating expenses decreased $33.0 million due to a $45.2 million net change in provision for MSRs. Excluding this provision, operating expenses increased $12.2 million or 13% due primarily to personnel costs.

BOK Financial completed its acquisition of Colorado Funding Company and its wholly-owned subsidiary, Colorado State Bank and Trust ("CSBT"), during the third quarter of 2003. This acquisition increased total assets by $390 million, including $59 million of intangible assets, and total deposits by $301 million, and added four banking locations in Denver, Colorado.

Year-to-date net income totaled $123.1 million, a 12% increase over 2002. Diluted earnings per common share were $1.91 in 2003 compared to $1.77 in the prior year. The annualized returns on average assets and equity were 1.30% and 14.34% for 2003 compared to returns of 1.32% and 16.29% for 2002. The decrease in return on average equity reflected a 27% increase in average shareholders' equity. Fee and commissions revenue grew 23% due primarily to increases in brokerage fees and trading revenue, mortgage banking revenue, and service charges on deposit accounts. Operating expenses decreased $19.0 million. A portion of the provision for impairment of MSRs recognized in 2002 was reversed in 2003 due to a slowing of prepayment speeds. This reversal led to $68.2 million less in operating expenses for the first three quarters of 2003. All other operating expenses increased $49.2 million or 18% due primarily to a $28.0 million increase in personnel costs. Net gains on sales of securities were $8.1 million year-to-date in 2003 compared to $48.4 million in 2002. Net gains on the sale of securities held as an economic hedge of the mortgage servicing rights decreased $14.4 million while gains on sales of other securities decreased $25.9 million. Mark-to-market losses on derivative instruments were $12.0 million greater in 2003 due primarily to rising long-term interest rates.

NET INTEREST REVENUE

Tax-equivalent net interest revenue totaled $97.4 million for the third quarter of 2003 compared to $94.0 million for the same period of 2002. The increase in net interest revenue was due to a $1.3 billion increase in average earning assets, partially offset by a 34 basis point decrease in net interest margin. The growth in average earning assets included a $571 million increase in securities and a $662 million increase in net loans. The growth in average earning assets was funded by a $1.2 billion increase in average interest-bearing liabilities. Average interest-bearing transaction accounts increased $920 million and average time deposits increased $334 million. Table 1 reflects the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on interest-bearing liabilities both declined in the third quarter of 2003 compared to the third quarter of 2002. The net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, declined to 3.32% from 3.66% for the same period of 2002. The decrease in net interest margin was due to yields on earning assets falling more than rates paid on interest-bearing liabilities. The yield on the securities portfolio decreased 119 basis points and the yield on the loan portfolio decreased 73 basis points compared to the same period of the previous year. Additionally, the mix of earning assets changed slightly from 38.6% securities and 61.4% loans during the third quarter of 2002 to 39.4% securities and 60.6% loans in 2003. This increase in securities, which generally have a lower yield than loans, also reduced the net interest margin. The cost of interest-bearing liabilities decreased 68 basis points for the same periods. The effects of declining interest rates on asset yields and rates paid for the past five quarters are presented in the Quarterly Financial Summary at the end of this document.

Year to date tax-equivalent net interest revenue increased $14.6 million or 5% compared to the previous year. Average earning assets increased $1.3 billion while the net interest margin decreased 31 basis points to 3.45%. The year to date comparison was affected by the same factors as those that affected the quarterly comparison.

-------------------------------------------------------------------------------------------------------------------
TABLE 1 - VOLUME / RATE ANALYSIS
(In thousands)

                                                   Three Months Ended                    Nine Months Ended
                                               September 30, 2003 / 2002             September 30, 2003 / 2002
                                           ------------------------------------------------------------------------
                                                         Change Due To (1)                    Change Due To (1)
                                                      -------------------------------------------------------------
                                                                      Yield                                Yield
                                              Change     Volume       /Rate        Change      Volume      /Rate
                                           ------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $   (4,107)  $ 8,367   $ (12,474)    $  (8,262) $   26,115 $  (34,377)
  Trading securities                               74       197        (123)         (116)         28       (144)
  Loans                                        (2,718)    9,453     (12,171)       (2,235)     31,187    (33,422)
  Funds sold and resell agreements                 (6)       70         (76)           17         154       (137)
-------------------------------------------------------------------------------------------------------------------
Total                                          (6,757)   18,087     (24,844)      (10,596)     57,484    (68,080)
-------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         (2,682)    2,516      (5,198)       (5,655)      6,855    (12,510)
  Savings deposits                               (302)       12        (314)         (797)         46       (843)
  Time deposits                                (2,291)    2,575      (4,866)       (4,141)     10,672    (14,813)
  Federal funds purchased and repurchase
   agreements                                  (3,069)     (275)     (2,794)       (8,078)       (701)    (7,377)
  Other borrowings                             (1,580)      321      (1,901)       (5,618)        135     (5,753)
  Subordinated debentures                        (304)     (468)        164          (910)     (1,401)       491
-------------------------------------------------------------------------------------------------------------------
Total                                         (10,228)    4,681     (14,909)      (25,199)     15,606    (40,805)
-------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           3,471    13,406      (9,935)       14,603      41,878    (27,275)
 Decrease in tax-equivalent adjustment            131                                 729
-------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $    3,602                           $  15,332
-------------------------------------------------------------------------------------------------------------------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

BOK Financial follows a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to fund increased investment in securities. The primary objective of this strategy is to enhance revenue opportunities. In the current market conditions, this strategy also helps manage the overall interest rate risk of the company. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposits. Although this strategy may result in a net interest margin that falls below those normally seen in the commercial banking industry, it provides positive net interest revenue. Management estimates that for the third quarter of 2003, this strategy enhanced net interest revenue $15.1 million, compared to $13.8 million for the third quarter of 2002. Excluding this strategy, net interest margin for the third quarter of 2003 was 3.37% compared to 3.72% for the third quarter of 2002. Average securities purchased and funds borrowed under this strategy were $1.9 billion in third quarters of 2003 and 2002. As more fully discussed in the Market Risk section of this report, management employs various techniques to manage, within certain parameters, the interest rate and liquidity risks inherent in this strategy. The effectiveness of these techniques is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1.

OTHER OPERATING REVENUE

Other operating revenue for the third quarter of 2003 decreased $43.1 million or 40% compared to the third quarter of 2002. Fees and commissions increased $15.5 million or 24% and continue to represent a significant portion of BOK Financial's total revenue. Fees and commissions represented 46% of total revenue, excluding gains and losses on securities and derivatives, in the second quarter of 2003. This is compared to 41% for the same period of 2002. Brokerage fees and trading revenue increased $6.2 million. This increase was predominantly due to transactions with mortgage bankers as economic hedges of their loan portfolios. Service charges on deposit accounts increased $2.7 million or 15% due primarily to growth in overdraft fee revenue. Trust fees increased $2.2 million or 22% due to growth in trust assets and improved pricing. Transaction card revenue increased $1.6 million or 12% due to strong growth in check card revenue and merchant discount fees. The percentage growth in these revenue sources was diluted by lower growth in ATM revenue, which is included in transaction card revenue.

BOK Financial realized net losses on securities sales of $12.0 million during the third quarter of 2003 compared to net gains of $34.3 million during the third quarter of 2002. These amounts included net losses from sales of securities designated as an economic hedge of the mortgage servicing portfolio of $2.8 million in 2003 compared to net gains of $27.5 million in 2002. Net losses on sales of securities from the undesignated portfolio were $9.2 million in 2003 compared to net gains of $6.8 million in 2002. During the third quarter of 2003, management continued a strategy begun in the preceding quarter of selling mortgage-backed securities that were subject to high extension risk if interest rates increased. As long-term rates rose during the quarter, losses were incurred on some of these sales. The proceeds of these sales, along with the proceeds of maturing securities, were reinvested in securities with less extension risk. A total of $2.5 billion was invested in the securities portfolio during the quarter, which decreased the total securities portfolio by $990 million compared to June 30, 2003. The estimated life of the securities portfolio was 3.2 years, up from 2.0 years at December 31, 2002 and was within established guidelines. Net losses on derivatives primarily represent the mark to market of the derivative portfolio used for interest rate risk management. Additional discussion regarding the mortgage servicing rights and related hedge portfolio and BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

Other operating revenue for the first nine months of 2003 decreased $8.3 million compared to the same period of 2002. Fees and commissions increased $44.3 million or 23% primarily due to growth in brokerage fees and trading revenue, service charges on deposit accounts and mortgage banking revenue. Net gains on securities sales were $8.1 million in 2003. This included net gains of $4.8 million on securities held as an economic hedge of the mortgage servicing portfolio and $3.3 million on sales of other securities. Net gains on securities sales were $48.4 million in 2002. This included net gains of $19.1 million on securities held as an economic hedge of the mortgage servicing portfolio and $29.3 million on sales of other securities.

--------------------------------------------------------------------------------------------------------------------------
TABLE 2 - OTHER OPERATING REVENUE
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                              Sept. 30,        June 30,        March 31,       Dec.31,         Sept. 30,
                                                2003             2003            2003           2002             2002
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   11,588     $   10,032       $    8,679      $    6,725       $    5,359
Transaction card revenue                        15,241         15,138           13,599          13,973           13,654
Trust fees and commissions                      11,762         10,845           10,180           9,813            9,605
Service charges and fees
  on deposit accounts                           21,106         19,606           18,984          18,991           18,395
Mortgage banking revenue, net                   12,735         16,609           15,535          14,943           12,556
Leasing revenue                                    949            795              859             826              790
Other revenue                                    7,587          5,992            5,001           4,431            5,105
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    80,968         79,017           72,837          69,702           65,464
--------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                              14              8              730              30              444
Gain (loss) on sales of securities, net        (12,007)        10,457            9,689          10,342           34,341
Gain (loss) on derivatives, net                 (4,566)        (1,121)          (1,102)            665            7,218
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   64,409     $   88,361       $   82,154      $   80,739       $  107,467
--------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSE

Other operating expense for the quarter ended September 30, 2003 totaled $91.8 million, a $33.0 million decrease compared to the third quarter of 2002. Operating expenses in 2003 included a $16.2 million reversal of provision for impairment of MSRs compared to a $29.0 million provision for impairment of MSRs in 2002. Additionally, mortgage banking costs, which consist primarily of amortization of mortgage servicing rights, decreased $3.4 million. Both of these expenses reflected changes in market conditions. These market conditions and their effect on actual and anticipated loan prepayment speeds are more thoroughly discussed in the Lines of Business - Mortgage Banking section of this report. Excluding the changes in provision for impairment of mortgage servicing rights and mortgage banking costs, other operating expenses increased $15.6 million or 19%.

Personnel expense increased $10.9 million or 24% during the third quarter of 2003. Salaries increased $2.9 million or 9%. Average compensation per full-time equivalent employee ("FTE") increased 4% and the number of FTE increased by 175. Benefits increased $1.4 million or 20% due to higher medical claims and pension costs.

Incentive compensation increased $6.6 million or 92%. Approximately $2.4 million of the increase was related to revenue growth in the company's brokerage and trading activities. Additionally, $1.7 million of the increase was due to a recently adopted deferred compensation agreement. The cost of this agreement will vary with changes in the company's stock price and returns on other selected investments. Commissions associated with mortgage loan production increased $1.0 million.

Data processing costs increased $1.9 million or 15% due primarily to $1.4 million of expenses related to the current project to upgrade core processing systems. Professional fees increased $1.6 million due primarily to consulting fees associated with the overdraft privilege program.

Year to date, other operating expense totaled $304.8 million, a $19.0 million decrease compared to 2002. The provision for impairment of mortgage servicing rights reflected a net change of $68.2 million. Mortgage banking costs, which consist primarily of amortization of mortgage servicing rights, increased $6.4 million. Both of these expenses reflected changes in market conditions. These market conditions and their effect on actual and anticipated loan prepayment speeds are more thoroughly discussed in the Lines of Business - Mortgage Banking section of this report. Excluding the changes in provision for impairment of mortgage servicing rights and mortgage banking costs, other operating expenses increased $42.8 million or 17%. Personnel expense increased $28.0 million and data processing and communication expense increased $6.9 million. Professional fees increased $4.2 million, or 44%. These expense increases were attributable to the same factors that caused third-quarter expenses to increase compared to the previous year.

---------------------------------------------------------------------------------------------------------------------
TABLE 3 - OTHER OPERATING EXPENSE
(In thousands)
                                                                        Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,         June 30,        March 31,       Dec. 31,        Sept. 30,
                                        2003             2003             2003           2002             2002
                                   ----------------------------------------------------------------------------------
Personnel                          $    56,915     $    53,584     $    53,784      $    51,154      $    45,999
Business promotion                       2,912           2,781           3,471            2,798            2,483
Professional fees and services           4,454           5,404           3,765            3,531            2,816
Net occupancy and equipment             11,600          11,240          11,061           11,130           10,578
Data processing & communications        13,989          14,019          12,643           13,459           12,138
FDIC and other insurance                   589             530             516              513              468
Printing, postage and supplies           3,459           3,523           3,359            3,418            3,172
Net gains and operating expenses
  on repossessed assets                    283             335               8              203              108
Amortization of intangible assets        1,959           1,777           1,777            2,002            1,867
Mortgage banking costs                   8,268          11,481          14,442           14,488           11,635
Provision (recovery) for
impairment
  of mortgage servicing rights         (16,186)          3,353          (7,830)          (1,615)          29,042
Other expense                            3,510           4,916           3,082            4,932            4,425
---------------------------------------------------------------------------------------------------------------------
  Total                            $    91,752     $   112,943     $   100,078      $   106,013      $   124,731
---------------------------------------------------------------------------------------------------------------------

LINES OF BUSINESS

BOK Financial operates four principal lines of business under its Bank of Oklahoma ("BOk") franchise: corporate banking, consumer banking, mortgage banking and trust services. It also operates a fifth principal line of business, regional banks, which includes all banking functions for Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Bank of Texas, N.A., and Colorado State Bank and Trust, N.A. Other non-reportable lines of business include the TransFund ATM network and BOSC, Inc., a securities broker/dealer. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.

BOK Financial allocates resources and evaluates the performance of its lines of business after allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer-priced at rates that approximate market for funds with similar duration. Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

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

Economic capital is assigned to the business units based on an allocation method that reflects management's assessment of risk. In the second quarter of 2003, management adopted a third-party developed capital allocation model. This model assigns capital based upon credit, operating, interest rate, liquidity and market risk inherent in BOK Financial's business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Previously, capital was assigned to the business units based on an internally-developed model that focused primarily on credit risk as defined by regulatory standards. While adoption of this new model has not significantly affected management's assessment of the overall capital levels required for the company, it has assigned more capital to business units with operating, interest rate, and market risk, and assigned less capital to business units with credit risk. Additional capital is assigned to the regional banks line of business based on BOK Financial's investment in those entities. Capital assignments for prior periods have been restated to reflect this new allocation model.

Corporate Banking

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and surrounding states. BOk's Corporate Banking Division includes the Denver loan production office, but excludes Colorado State Bank and Trust. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries. The Corporate Banking Division contributed $12.9 million or 33% to consolidated net income for the third quarter of 2003. This compares to $12.7 million or 29% of consolidated net income for the third quarter of 2002. Net interest revenue from external sources decreased due to lower yields on average assets, primarily loans. The diminishing yield on loans was offset by a decline in net interest expense from internal sources. Operating expenses increased to $16.3 million for the third quarter of 2003 from $14.3 million for the same period of the prior year mostly due to an increase in personnel and transaction processing costs. The provision for loan loss represents net loans charged off or recovered for the Corporate Banking Division. Average assets increased $498 million or 13% for the third quarter of 2003 from the same period of the prior year due primarily to loan growth.

TABLE 4 - CORPORATE BANKING
 (In thousands)
                                                   Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                  -------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                  -------------------------------------------------------------------
NIR (expense) from external sources            $      37,563    $      39,424     $      113,050      $      117,568
NIR (expense) from internal sources                   (7,087)         (11,948)           (23,688)            (36,077)
                                                   ----------      -----------        -----------         -----------
Total net interest revenue                            30,476           27,476             89,362              81,491

Other operating revenue                                9,200            8,030             26,883              24,629
Operating expense                                     16,320           14,271             47,160              43,154
Provision for loan loss                                2,399              507              9,053               4,037
Net income                                            12,893           12,689             36,881              36,238

Average assets                                 $   4,455,548    $   3,957,383     $    4,459,814      $    3,981,424
Average equity                                       303,340          277,890            287,400             284,550

Return on assets                                        1.15%           1.27%              1.11%               1.22%
Return on equity                                       16.86%          18.12%             17.16%              17.03%
Efficiency ratio                                       41.13%          40.19%             40.57%              40.67%

Consumer Banking

The Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $2.7 million or 7% to consolidated net income for the third quarter of 2003. This compares to $2.2 million or 5% of consolidated net income for the third quarter of 2002. Revenue from internal sources, primarily funds provided to other business lines, decreased $702 thousand due to lower transfer-pricing rates. Other operating revenue increased $1.3 million, or 12%, over the third quarter of 2002 due primarily to increases in service charges from an overdraft privilege product initiated during 2002. Performance of the Consumer Banking Division also improved as a result of fewer indirect automobile and overdraft loan charge-offs.

TABLE 5 - CONSUMER BANKING
 (In thousands)
                                                   Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                  -------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                  -------------------------------------------------------------------
NIR (expense)  from external sources           $      (4,148)   $      (4,599)    $       (12,811)    $      (13,335)
NIR (expense) from internal sources                   14,424           15,126              43,475             46,543
                                                  ----------       ----------          ----------         ----------
Total net interest revenue                            10,276           10,527              30,664             33,208

Other operating revenue                               12,040           10,784              34,816             27,953
Operating expense                                     16,267           15,315              49,203             46,606
Provision for loan loss                                1,587            2,444               5,278              4,830
Net income                                             2,726            2,171               6,720              5,942

Average assets                                 $   2,486,497    $   2,311,550     $     2,497,085     $    2,322,765
Average equity                                        58,630           62,650              57,900             61,360

Return on assets                                       0.43%            0.37%               0.36%              0.34%
Return on equity                                      18.45%           13.75%              15.52%             12.95%
Efficiency ratio                                      72.89%           71.86%              75.14%             76.20%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOK Mortgage contributed $12.1 million or 31% to consolidated net income in the third quarter of 2003 compared to $4.9 million or 11% in the third quarter of 2002.

BOK Mortgage is comprised of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage interest rates are low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage interest rates are relatively high and prepayments are low. Rising long-term interest rates during the third quarter of 2003 slowed prepayment speeds. This resulted in BOK Financial reversing a portion of the allowance for impairment of mortgage servicing rights and lower amortization expense. However, the increase in rates reduced the pricing for loans sold during the quarter.

Loan Production Sector

Revenue from loan production was $8.0 million in the third quarter of 2003, including $8.1 million of capitalized mortgage servicing rights, compared to revenue from loan production of $8.1 million in the third quarter of 2002, including $4.3 million of capitalized mortgage servicing rights. While loan production revenue was substantially unchanged between the two quarters, rising interest rates during the third quarter of 2003 eliminated gains on loan sales, excluding capitalized mortgage servicing rights. Mortgage loans funded totaled $490 million in the third quarter of 2003, including $167 million for home purchases and $323 million of refinanced loans. Mortgage loans funded in the third quarter of 2002 totaled $347 million. Approximately 68% of the loans funded in the third quarter of 2003 were in Oklahoma. The greater volume of loans funded, partially offset by loan pricing, increased pretax income from loan production to $8.1 million for the third quarter of 2003 compared to $7.4 million for the previous year's third quarter. The pipeline of mortgage loan applications totaled $288 million at September 30, 2003, down from $563 million at the end of the preceding quarter.

Loan Servicing Sector

The loan servicing sector generated pretax income of $11.5 million in the third quarter of 2003 compared to a pretax loss of $2.8 million in 2002. Rising long-term interest rates and reductions in prepayment speeds during the third quarter of 2003 resulted in BOK Financial reversing $16.2 million of its provision for impairment of mortgage servicing rights. Falling long-term interest rates during the same period of 2002 required BOK Financial to record a $29.0 million provision for impairment of mortgage servicing rights. Amortization expense, which is based on both actual and anticipated loan prepayments, decreased to $7.8 million in 2003 compared to $10.2 million in 2002 due to rising interest rates. BOK Financial incurred losses of $2.8 million from sales of securities held as an economic hedge of mortgage servicing rights in 2003, compared to gains on sales of securities of $27.5 million in 2002.

Servicing revenue totaled $5.3 million in 2003 compared to $6.9 million in 2002. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $4.4 billion for the third quarter of 2003 compared to $5.8 billion for the third quarter of 2002. The decrease in loans serviced reflected both the rapid refinancing of mortgage loans and BOK Mortgage's decision to curtail purchases of mortgage loan servicing.

The valuation allowance for impairment of mortgage servicing rights totaled $34 million at September 30, 2003 compared to $59 million at September 30, 2002. BOK Financial provides a valuation allowance to reduce the carrying value of its servicing rights to the lower of fair value or amortized cost segregated by impairment strata. Impairment strata are determined by interest rate bands and by loan types, either conventional or government-backed. The fair value of servicing rights is based on estimated revenues that will be generated over the servicing period, less estimated costs to service the loans. The valuation allowance may be reversed, in part or in whole, if the fair value of servicing rights in a particular impairment strata increase or if the amortized cost of servicing rights in a particular strata decrease. Fair value may increase if actual and anticipated loan prepayment speeds decrease. Amortized cost of a particular impairment stratum will decrease through amortization.

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. The fair value of these securities is expected to vary inversely to the fair value of the servicing rights. See the Market Risk section of this report for additional discussion of the prepayment risk of the mortgage servicing portfolio and related economic hedging strategies.

TABLE 6 - MORTGAGE BANKING
 (In thousands)
                                                   Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                  -------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                  -------------------------------------------------------------------
NIR (expense)  from external sources           $       6,837    $       8,508     $        22,173     $      24,291
NIR (expense) from internal sources                   (1,809)          (3,258)             (6,783)          (11,222)
                                                   ---------        ---------           ---------        ----------
Total net interest revenue                             5,028            5,250              15,390            13,069

Capitalized mortgage servicing rights                  8,109            4,318              20,742            14,235
Other operating revenue                                6,268           12,301              31,005            25,512
Operating expense                                     12,517           15,247              47,553            38,719
Provision (recovery) for impairment of
   mortgage servicing rights                         (16,186)          29,042             (20,663)           47,538
Gains (losses) on sales of financial                  (2,824)          27,490               4,781            19,587
instruments
Net income (loss)                                     12,075            4,888              27,026            (6,719)

Average assets                                 $     659,416    $     666,978     $       645,374     $     672,565
Average equity                                        30,930           48,850              30,360            37,580

Return on assets                                        7.26%           2.91%                5.60%          (1.34)%
Return on equity                                      154.89%          39.70%              119.02%         (23.90)%
Efficiency ratio                                       64.50%          69.72%               70.83%          73.31%

Trust Services

BOK Financial provides a wide range of trust and private financial services, including institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are primarily provided to clients in Oklahoma, Texas, Arkansas, New Mexico, and Colorado. Additionally, Trust Services include a nationally competitive, self-directed 401-(k) program. At September 30, 2003 and 2002, trust assets with an aggregate market value of $19.2 billion and $15.1 billion, respectively, were subject to various fiduciary arrangements. The increase in trust assets included $1.6 billion from the acquisition of Colorado State Bank and Trust, combined with an increase in market value of trust assets. BOK Financial has sole or joint discretionary authority over $7.4 billion of trust assets at September 30, 2003 compared to $6.2 billion of trust assets at September 30, 2002. Trust Services contributed $2.3 million or 6% to consolidated net income for the third quarter 2003. This compared to $1.2 million or 3% of consolidated net income for the third quarter of 2002. Average assets (excluding trust assets) increased $152 million or 29% for the third quarter of 2003 from the same period of the prior year. The growth in average assets is largely attributable to an increase in funds provided by the personal financial services units of Trust Services. Interest-bearing transaction deposits have increased as customers respond to the equities market downturn.

TABLE 7 - TRUST SERVICES
 (In thousands)
                                                   Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                  -------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                  -------------------------------------------------------------------
NIR (expense)  from external sources           $         266    $         279     $           649     $       1,078
NIR (expense) from internal sources                    2,432            2,148               7,127             6,153
                                                    --------         --------            --------          --------
Total net interest revenue                             2,698            2,427               7,776             7,231

Other operating revenue                               11,309            9,554              32,157            30,162
Operating expense                                     10,061            9,691              30,895            29,044
Net income                                             2,316            1,208               5,268             4,879

Average assets                                 $     674,726    $     522,299     $       693,334     $     527,098
Average equity                                        37,790           42,660              37,600            39,990

Return on assets                                       1.36%            0.92%               1.02%             1.24%
Return on equity                                      24.31%           11.23%              18.73%            16.31%
Efficiency ratio                                      71.83%           80.89%              77.37%            77.67%

Regional Banking

Regional banks include Bank of Texas, Bank of Albuquerque, Bank of Arkansas, and Colorado State Bank and Trust. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $9.3 million or 24% to consolidated net income for the third quarter of 2003. This compares to $10.3 million or 24% of consolidated net income for the third quarter of 2002. Net interest revenue increased $6.4 million or 21% in the third quarter of 2003 from the same period of the prior year due to growth in average earning assets. Average assets increased $808 million or 21% for the third quarter of 2003 from the same period of the prior year due to the acquisition of $252 million of Bank of Tanglewood assets in the fourth quarter of 2002 and due to growth at Bank of Texas and Bank of Albuquerque of approximately $296 million and $220 million, respectively. Other operating revenue increased $1.9 million or 27% in the third quarter of 2003 from the same period of the prior year due primarily to service charges on deposit accounts.

The aggregate return on combined allocated and invested capital for the regional banks has declined compared to the previous year. This decline is due primarily to growth in operating expenses combined with slower loan growth. Management is developing specific initiatives to reduce expenses and increase revenue attributable to this line of business.

BOK Financial's operations in Texas, New Mexico and Arkansas contributed $7.1 million, $1.7 million, and $606 thousand, respectively, to consolidated net income for the third quarter of 2003. This compared to $6.8 million, $3.1 million, and $397 thousand, respectively, for the third quarter 2002.

TABLE 8 - REGIONAL BANKING
 (In thousands)
                                                   Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                  -------------------------------------------------------------------
                                                      2003             2002               2003               2002
                                                  -------------------------------------------------------------------
NIR (expense)  from external sources           $      37,890    $      28,794     $       115,134     $     100,950
NIR (expense) from internal sources                     (304)           2,359              (6,954)           (9,615)
                                                    --------        ---------           ---------         ---------
Total net interest revenue                            37,586           31,153             108,180            91,335

Other operating revenue                                9,247            7,309              25,461            19,261
Operating expense                                     28,780           22,688              83,022            67,335
Provision for loan loss                                2,071            1,583               4,682             5,119
Gains (losses) on sales of financial instruments           -              519                 339             3,480
Net income                                             9,289           10,317              29,332            26,423

Average assets                                 $   4,571,817    $   3,763,527     $     4,623,848     $   3,787,722
Average equity                                       429,770          359,820             426,410           351,560

Return on assets                                       0.81%            1.09%               0.85%             0.93%
Return on equity                                       8.58%           11.38%               9.20%            10.05%
Efficiency ratio                                      61.45%           58.99%              62.12%            60.88%

DISCUSSION AND ANALYSIS OF OPERATIONS

LOANS

The aggregate loan portfolio at September 30, 2003 totaled $7.3 billion and increased $249 million or 4% during the quarter. This included $223 million of loans acquired with Colorado State Bank and Trust. Excluding this acquisition, loans increased at an annualized rate of 1.5%. Commercial loans increased $34 million and commercial real estate loans decreased $11 million.

---------------------------------------------------------------------------------------------------------------------
TABLE 9 - LOANS
(In thousands)
                                         Sept. 30,         June 30,        March 31,       Dec. 31,        Sept. 30,
                                           2003              2003            2003            2002             2002
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,144,354    $   1,121,285   $   1,147,875   $   1,132,178    $   1,006,151
  Manufacturing                            531,242          532,849         523,055         501,506          507,798
  Wholesale/retail                         670,151          693,175         626,362         627,422          671,127
  Agricultural                             188,925          164,480         163,823         186,976          154,221
  Services                               1,303,186        1,247,129       1,254,894       1,249,622        1,166,193
  Other commercial and industrial          342,364          331,070         297,226         292,094          286,972
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,180,222        4,089,988       4,013,235       3,989,798        3,792,462
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
  Construction and land development        414,288          363,956         371,680         356,227          331,073
  Multifamily                              296,136          287,613         306,409         307,119          309,173
  Other real estate loans                  861,659          812,282         783,674         772,492          767,083
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,572,083        1,463,851       1,461,763       1,435,838        1,407,329
---------------------------------------------------------------------------------------------------------------------
Residential mortgage:
  Secured by 1-4 family
    residential properties               1,002,080          921,320         951,415         929,759          849,254
  Residential mortgages held for sale      109,035          144,890         146,092         133,421          136,330
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,111,115        1,066,210       1,097,507       1,063,180          985,584
---------------------------------------------------------------------------------------------------------------------
Consumer                                   428,136          422,839         403,984         412,167          409,779
---------------------------------------------------------------------------------------------------------------------
  Total                              $   7,291,556    $   7,042,888   $   6,976,489   $   6,900,983    $   6,595,154
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to energy customers totaled $1.1 billion or 16% of total loans at September 30, 2003. Approximately $902 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy loan category also included loans to borrowers involved in the transportation of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. Outstanding loans to the services industry totaled $1.3 billion at September 30, 2003. Services included loans that totaled $231 million to nursing homes, $121 million to the healthcare industry and $55 million to the hotel industry. Agriculture included $161 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 9.

Commercial real estate loans totaled $1.6 billion at September 30, 2003 or 22% of the total loan portfolio. Construction and land development loans increased $50 million, including $72 million from the Colorado acquisition. Construction and land development loans included $266 million for single-family residential lots and premises. The major components of other commercial real estate loans were office buildings - $280 million and retail facilities - $244 million.

Residential mortgage loans, excluding loans held for sale, included $363 million of home equity loans, $284 million of loans held for business relationship, $237 million of adjustable rate mortgage loans and $101 million of loans held for community development. Consumer loans included $190 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 17% of the indirect automobile loan portfolio was considered sub-prime.

While BOK Financial continued to increase geographic diversification through expansion into Texas, New Mexico and Colorado, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 10 presents the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - LOANS BY PRINCIPAL MARKET AREA
(In thousands)
                                         Sept. 30,         June 30,        March 31,       Dec. 31,        Sept. 30,
                                           2003              2003            2003            2002            2002
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,713,411    $   2,754,718   $   2,613,235   $   2,677,616    $   2,585,795
   Commercial real estate                  742,444          770,486         782,842         763,469          790,638
   Residential mortgage                    691,233          644,942         679,727         656,391          613,963
   Residential mortgage held for sale      109,035          144,890         146,092         133,421          136,330
   Consumer                                313,113          309,632         299,404         294,404          311,877
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,569,236    $   4,624,668   $   4,521,300   $   4,525,301    $   4,438,603
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $     898,075    $     840,470   $     889,127   $     866,905    $     789,846
   Commercial real estate                  460,292          444,162         459,605         455,364          391,207
   Residential mortgage                    197,814          202,423         195,179         192,575          149,983
   Consumer                                 96,668          100,148          91,182         104,353           85,651
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,652,849    $   1,587,203   $   1,635,093   $   1,619,197    $   1,416,687
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Commercial                        $     296,710    $     297,371   $     298,051   $     286,622    $     276,222
   Commercial real estate                  167,412          180,000         155,240         150,293          141,298
   Residential mortgage                     65,853           68,374          71,598          76,020           80,298
   Consumer                                 10,371           10,703          11,040          11,399           10,191
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     540,346    $     556,448   $     535,929   $     524,334    $     508,009
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                        $      68,977    $      58,346   $      61,805   $      63,113    $      62,642
   Commercial real estate                   77,607           69,203          64,076          66,712           84,186
   Residential mortgage                      5,209            5,581           4,911           4,773            5,010
   Consumer                                  2,480            2,356           2,358           2,011            2,060
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     154,273    $     135,486   $     133,150   $     136,609    $     153,898
                                    ---------------------------------------------------------------------------------
Colorado (1):
   Commercial                        $     203,049    $     139,083   $     151,017   $      95,542    $      77,957
   Commercial real estate                  124,328                -               -               -                -
   Residential mortgage                     41,971                -               -               -                -
   Consumer                                  5,504                -               -               -                -
                                    ---------------------------------------------------------------------------------
      Total Colorado                 $     374,852    $     139,083   $     151,017   $      95,542    $      77,957
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $   7,291,556    $   7,042,888   $   6,976,489   $   6,900,983    $   6,595,154
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

The fair value of energy derivative contracts carried as assets totaled $96 million and the fair value of energy contracts carried as liabilities totaled $97 million at September 30, 2003. Approximately 59% of the fair value of asset contracts was with customers of BOK Financial. The remaining 41% was with energy dealers, primarily Coral Energy and Bank of Montreal. Conversely, approximately 43% of the fair value of liability contracts was with energy dealers, primarily Morgan Stanley, Virginia Power and Coral Energy. The remaining 57% was due to various customers. Deterioration in the credit standing of one or more counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of the counterparty deteriorated such that either the fair value of the energy production no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $127 million at September 30, 2003 compared to $123 million at June 30, 2003 and $111 million at September 30, 2002. These amounts represent 1.77%, 1.78%, and 1.72%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The reserve for loan losses also represented 250% of nonperforming loans at September 30, 2003. Net loans charged-off during the third quarter totaled $6.3 million, compared to $6.4 million in the second quarter of 2003 and $4.9 million in the third quarter of 2002. Table 11 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
TABLE 11 - SUMMARY OF LOAN LOSS EXPERIENCE
(In thousands)
                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                        Sept. 30,       June 30,        March 31,      Dec. 31,         Sept. 30,
                                         2003            2003             2003          2002              2002
                                   --------------------------------------------------------------------------------
Beginning balance                   $     122,772  $     119,699   $     116,070  $     111,226    $     108,084
 Loans charged-off:
  Commercial                                4,362          4,709           4,144          3,550            2,873
  Commercial real estate                       46              -               5            163                -
  Residential mortgage                        590            137             400            219               88
  Consumer                                  3,158          2,873           3,502          3,945            3,164
-------------------------------------------------------------------------------------------------------------------
  Total                                     8,156          7,719           8,051          7,877            6,125
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 553            128              95            441              332
   Commercial real estate                      40              3               8             15                9
   Residential mortgage                        25             14              38              2              118
   Consumer                                 1,234          1,144           1,627            898              779
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,852          1,289           1,768          1,356            1,238
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                       6,304          6,430           6,283          6,521            4,887
Provision for loan losses                   8,220          9,503           9,912         10,001            8,029
Additions due to acquisitions               2,283              -               -          1,364                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     126,971  $     122,772   $     119,699  $     116,070    $     111,226
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.77%          1.78%           1.75%          1.72%            1.72%
 Net loan losses (annualized)
  to average loans (1)                       0.36           0.38            0.37           0.39             0.31
-------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale.

Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral value. At September 30, 2003 specific impairment reserves totaled $5.1 million on total impaired loans of $45 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each factor identified. At September 30, 2003 the range of potential losses for the more significant factors were:

General economic conditions         $ 7.8 million    - $ 10.5 million
Concentration of large loans        $ 1.2 million    - $  2.4 million
Loan portfolio growth               $584 thousand    - $  1.2 million

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

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $59 million at September 30, 2003, $61 million at June 30, 2003 and $60 million at September 30, 2002, is presented in Table 12. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans decreased $4.8 million during the third quarter of 2003, including $5.5 million from charge-offs and foreclosure and $2.8 million from cash payments received. This decrease was partially offset by newly identified nonaccruing loans of $4.0 million.

---------------------------------------------------------------------------------------------------------------------
TABLE 12 - NONPERFORMING ASSETS
(In thousands)
                                                   Sept. 30,     June 30,      March 31,     Dec. 31,     Sept. 30,
                                                     2003         2003           2003          2002         2002
                                               ----------------------------------------------------------------------
Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    38,253   $    41,364   $    39,576  $    39,114   $    41,093
   Commercial real estate                             2,528         4,719         3,585        3,395         5,788
   Residential mortgage                               8,568         8,323         6,202        5,950         6,025
   Consumer                                           1,439         1,213         1,350        1,396           556
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         50,788        55,619        50,713       49,855        53,462
Other nonperforming assets                            7,920         5,713         5,350        6,719         6,427
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    58,708   $    61,332   $    56,063  $    56,574   $    59,889
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               250.00%       220.74%       236.03%      232.82%       208.05%
 Nonperforming loans to
  period-end loans (2)                                0.71          0.81          0.74         0.74          0.83
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    12,372   $     6,996    $    7,921   $    8,117   $    10,274
---------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
       by agencies of the U.S. Government.     $     4,519   $     4,669   $     5,185  $     4,956   $     6,640
    Excludes residential mortgages guaranteed
       by agencies of the U.S. Government in
       foreclosure.                                  3,449         3,178         3,853        3,630         4,931
(2) Excludes residential mortgage loans held for sale.

---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in nonperforming assets. Known information does, however, cause management to have concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $56 million at September 30, 2003 compared to $57 million at June 30, 2003 and $71 million at September 30, 2002. At September 30, 2003 the composition of potential problem loans by primary industry categories included services - $16 million, healthcare - $11 million, manufacturing - $9 million, and energy - $7 million.

DEPOSITS

Total deposits increased $236 million to $8.9 billion during the third quarter of 2003, including $301 million from the Colorado State Bank and Trust acquisition. Demand deposits decreased $180 million to $1.6 billion. This increase was offset by a $263 million increase in interest-bearing transaction accounts and a $142 million increase in time deposit accounts. Average core deposits were 54% of total deposits for the third quarter of 2003 compared to 54% for the second quarter of 2003 and 59% for the third quarter of 2002. Core deposits represent all deposits, excluding public funds, broker deposits, sweep accounts and time deposits greater than $100 thousand. Average uninsured deposits represented 35% of total deposits at September 30, 2003, compared to 33% at June 30, 2003 and 30% at September 30, 2002. Uninsured deposits as used in this presentation are based on a simple analysis of account balances and do not reflect combined ownership and other account styling that would determine insurance based on FDIC regulations.

The distribution of deposit accounts among BOK Financial's principal markets is shown in Table 13.

---------------------------------------------------------------------------------------------------------------------
TABLE 13 - DEPOSITS BY PRINCIPAL MARKET AREA
(In thousands)
                                         Sept. 30,       June 30,         March 31,       Dec. 31,         Sept. 30,
                                          2003             2003             2003           2002              2002
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     944,670   $   1,216,746    $   1,014,983   $   1,044,628    $     951,301
   Interest-bearing:
     Transaction                         2,098,537       2,100,705        2,099,096       1,897,353        1,762,593
     Savings                               103,292         107,591          109,954         103,749          104,864
     Time                                2,498,235       2,380,844        2,572,531       2,334,949        2,263,729
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,700,064       4,589,140        4,781,581       4,336,051        4,131,186
                                    ---------------------------------------------------------------------------------
      Total Oklahoma                 $   5,644,734   $   5,805,886    $   5,796,564   $   5,380,679    $   5,082,487
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     427,473   $     412,301    $     344,228   $     394,164    $     320,108
   Interest-bearing:
     Transaction                         1,064,835       1,004,029        1,023,917         953,550          776,991
     Savings                                36,594          36,289           36,965          33,071           31,058
     Time                                  507,702         532,402          542,101         510,512          450,387
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,609,131       1,572,720        1,602,983       1,497,133        1,258,436
                                    ---------------------------------------------------------------------------------
      Total Texas                    $   2,036,604   $   1,985,021    $   1,947,211   $   1,891,297    $   1,578,544
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Demand                            $     103,262   $     104,896    $      89,464   $      79,953    $      77,286
   Interest-bearing:
     Transaction                           348,579         308,901          307,411         295,174          264,188
     Savings                                22,720          24,621           27,036          26,704           27,048
     Time                                  306,920         299,877          296,492         287,607          285,968
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  678,219         633,399          630,939         609,485          577,204
                                    ---------------------------------------------------------------------------------
      Total Albuquerque              $     781,481   $     738,295    $     720,403   $     689,438    $     654,490
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Demand                            $      15,788   $      12,723    $      11,761   $      12,949    $      11,198
   Interest-bearing:
     Transaction                            22,226          21,652           21,756          18,025           17,807
     Savings                                 1,059           1,039            1,269           1,214            1,218
     Time                                  123,789         126,566          135,756         134,923          128,233
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  147,074         149,257          158,781         154,162          147,258
                                    ---------------------------------------------------------------------------------
      Total Northwest Arkansas       $     162,862   $     161,980    $     170,542   $     167,111    $     158,456
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      75,183   $           -    $           -   $           -    $           -
   Interest-bearing:
     Transaction                           164,350               -                -               -                -
     Savings                                17,140               -                -               -                -
     Time                                   44,871               -                -               -                -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  226,361               -                -               -                -
                                    ---------------------------------------------------------------------------------
       Total Colorado                      301,544   $           -    $           -   $           -    $           -
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $   8,927,225   $   8,691,182    $   8,634,720   $   8,128,525    $   7,473,977
                                    ---------------------------------------------------------------------------------

CAPITAL

Shareholders' equity increased $6 million during the third quarter of 2003 and totaled $1.2 billion at September 30, 2003. The increase was primarily due to net income for the quarter offset by a $38 million reduction in accumulated other comprehensive income. The reduction in accumulated other comprehensive income resulted from a decrease in the fair value of BOK Financial's portfolio of available for sale securities.

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

--------------------------------------------------------------------------------------------------------------------
TABLE 14 - CAPITAL RATIOS
                                             Sept. 30,      June 30,        March 31,       Dec 31,     Sept. 30,
                                               2003           2003            2003           2002         2002
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.03%           9.19%          9.02%          8.81%         8.38%
Risk-based capital:
  Tier 1 capital                               8.84            9.32           9.20           8.98          9.03
  Total capital                               11.02           11.85          12.11          11.95         12.43
Leverage                                       7.03            7.21           7.03           6.88          6.99

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

The following table presents the estimated number of common shares that would be required to be issued and the cash value equivalent if the market value of BOK Financial's common stock remained at $37.95, its closing price on September 30, 2003 and if all holders exercised their rights under the price guarantee agreement. The benchmark price and number of share subject to protection have been adjusted to reflect the 3% stock dividend issued during the second quarter of 2003.

                                                                                               Cash
                                                                                            Equivalent
                                                                                                of
                                                                           Additional       Additional
                                                              Number         Shares           Shares
                Benchmark                    Benchmark          Of             To              (In
                 Period                        Price          Shares          Issue         Thousands)
------------------------------------------------------------------------------------------------------------

 October 25, 2003 - December 24, 2003          $33.79         203,951              -     $         -

 October 25, 2004 - December 24, 2004           36.30         203,951              -               -

 October 25, 2005 - December 24, 2005           38.80         203,951          4,561             173

 October 25, 2006 - December 24, 2006           41.30         203,951         18,014             684

 October 25, 2007 - December 24, 2007           43.81         203,951         31,466           1,194

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK - OTHER THAN TRADING

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected average duration of 3.2 years while the related funds borrowed have an average duration of 90 days. Securities purchased and funds borrowed under this strategy averaged $1.9 billion during the third quarter of 2003.

Additionally, BOK Financial uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the third quarters of 2003 and 2002, net interest revenue increased $4.1 million and $3.2 million, respectively, from periodic settlements of these contracts. Additionally, a net loss of $4.7 million was recognized in the third quarter of 2003 compared to a net gain of $7.2 million in the third quarter of 2002 from adjustments of interest rate swaps to fair value. Credit risk from these swaps is closely monitored. Derivative contracts are not used for speculative purposes. A summary of current interest rate swap contracts is shown at Table 15.

---------------------------------------------------------------------------------------------------------------------
TABLE 15 - INTEREST RATE SWAPS
(In Thousands)
                     Notional                Pay                  Receive             Positive         Negative
                      Amount                 Rate                   Rate             Fair Value       Fair Value
                -----------------------------------------------------------------------------------------------------
Expiration:
2004                   $83,761         1.12%(1) - 5.59%       1.12%(1) - 7.36%     $     1,742       $     (442)
2006                   160,481         1.12%(1) - 8.80%       1.12%(1) - 8.80%           1,052           (1,984)
2007                   313,874         1.12%(1) - 5.49%       1.12%(1) - 5.49%           7,303           (1,697)
2008                    57,763         1.12%(1) - 2.74%       1.12%(1) - 2.74%             427             (427)
2009                     5,268         1.12%(1) - 4.75%       1.12%(1) - 4.75%             315             (315)
2011                    40,922          5.21% - 5.51%             1.12%(1)                   -           (3,107)
---------------------------------------------------------------------------------------------------------------------
                                                                                     $  10,839         $ (7,972)
                                                                                  -----------------------------------

(1) Rates are variable based on LIBOR and reset monthly, quarterly or semiannually.

The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on eight interest rate scenarios. Three specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. These are a "most likely" rate scenario and two "shock test" scenarios, first assuming a sustained parallel 200 basis point increase over 12 months and second assuming a sustained parallel 100 basis point decrease in interest rates over 12 months. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in rates. However, these results are not meaningful in the current low-rate environment. An independent source is used to determine the most likely interest rate scenario.

BOK Financial's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and the London Interbank Offering Rate, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 16 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are shown in Table 17.

TABLE 16 - INTEREST RATE SENSITIVITY
 (Dollars in Thousands)

                                         Increase                       Decrease
                                 --------------------------    ---------------------------    ------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    ------------------------
                                     2003         2002              2003          2002             2003         2002
                                 --------------------------    ---------------------------    ------------------------
Anticipated impact over the
   next twelve months:
   Net interest revenue           $     7,711    $  10,380      $  (5,123)    $   (4,928)       $   1,446    $  3,769
                                          1.8%         2.8%          (1.2)%         (1.3)%           0.3%        1.0%
----------------------------------------------------------------------------------------------------------------------
   Net income                     $     4,819    $   6,487      $  (3,202)    $   (3,080)       $     904    $  2,355
                                          2.9%         4.7%          (1.9)%         (2.3)%           0.5%        1.7%
----------------------------------------------------------------------------------------------------------------------
   Economic value of equity       $   (84,053)   $  12,919      $    8,726    $  (40,374)       $ (11,223)   $ 49,822
                                         (5.9)%        1.0%           0.6%         (3.0)%           (0.8)%       3.7%
----------------------------------------------------------------------------------------------------------------------

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

At September 30, 2003, securities with a fair value of $136 million and an unrealized gain of $633 thousand were held for the economic hedge program. This unrealized gain, net of income taxes, is included in shareholders' equity as part of other comprehensive income. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At September 30, 2003, the pretax results of this modeling on reported earnings were:

TABLE 17 - INTEREST RATE SENSITIVITY - MORTGAGE SERVICING
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
                                          ----------------- ----------------
Anticipated change in:
Mortgage servicing rights                   $   9,278         $  (14,226)
Hedging securities                             (4,900)             4,200
                                          ----------------- ----------------
   Net                                      $   4,378         $  (10,026)
                                          ----------------- ----------------

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At September 30, 2003, the VAR was $96 thousand. The greatest value at risk during the third quarter of 2003 was $916 thousand.

CONTROLS AND PROCEDURES

BOK Financial management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures. Based upon the controls evaluation, our CEO and CFO have concluded that as of the date of the controls evaluation, our disclosure controls were effective to provide reasonable assurance that material information relating to BOK Financial and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

BOK Financial management, including the CEO and CFO, also conducted an evaluation of the company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting. From the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

--------------------------------------------------- -- --------- --- ------------- -- ------------- --- ------------
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(Dollars In Thousands, Except Per Share Data)
                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                     ---------------------------------------------------------------
                                                        2003             2002             2003             2002
                                                     ---------------------------------------------------------------
Interest Revenue
Loans                                             $     92,883    $     95,588       $   279,805       $   281,978
Taxable securities                                      42,698          46,473           134,743           141,191
Tax-exempt securities                                    1,892           2,103             6,032             7,206
--------------------------------------------------------------------------------------------------------------------
   Total securities                                     44,590          48,576           140,775           148,397
--------------------------------------------------------------------------------------------------------------------
Trading securities                                         280             209               494               583
Funds sold and resell agreements                            51              57               216               199
--------------------------------------------------------------------------------------------------------------------
   Total interest revenue                              137,804         144,430           421,290           431,157
--------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                31,263          36,538            99,203           109,796
Other borrowings                                         7,949          12,598            25,577            39,273
Subordinated debentures                                  2,421           2,725             7,261             8,171
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                               41,633          51,861           132,041           157,240
--------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                    96,171          92,569           289,249           273,917
Provision for Loan Losses                                8,220           8,029            27,635            23,729
--------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Loan
   Losses                                               87,951          84,540           261,614           250,188
--------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                           11,588           5,359            30,299            17,725
Transaction card revenue                                15,241          13,654            43,978            39,579
Trust fees and commissions                              11,762           9,605            32,787            30,279
Service charges and fees on deposit accounts            21,106          18,395            59,696            48,641
Mortgage banking revenue, net                           12,735          12,556            44,879            33,967
Leasing revenue                                            949             790             2,603             2,504
Other revenue                                            7,587           5,105            18,580            15,845
--------------------------------------------------------------------------------------------------------------------
Total fees and commissions revenue                      80,968          65,464           232,822           188,540
--------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                                     14             444               752             1,127
Gain (loss) on sales of securities, net                (12,007)         34,341             8,139            48,362
Gain (loss) on derivatives                              (4,566)          7,218            (6,789)            5,229
--------------------------------------------------------------------------------------------------------------------
Total other operating revenue                           64,409         107,467           234,924           243,258
--------------------------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                               56,915          45,999           164,283           136,285
Business promotion                                       2,912           2,483             9,164             8,569
Professional fees and services                           4,454           2,816            13,623             9,456
Net occupancy and equipment                             11,600          10,578            33,901            31,217
Data processing and communications                      13,989          12,138            40,651            33,792
FDIC and other insurance                                   589             468             1,635             1,390
Printing, postage and supplies                           3,459           3,172            10,341             9,247
Net gains and operating expenses on
   repossessed assets                                      283             108               626               811
Amortization of intangible assets                        1,959           1,867             5,513             5,636
Mortgage banking costs                                   8,268          11,635            34,191            27,783
Provision (recovery) for impairment of
   mortgage servicing rights                           (16,186)         29,042           (20,663)           47,538
Other expense                                            3,510           4,425            11,508            12,025
--------------------------------------------------------------------------------------------------------------------
Total other operating expense                           91,752         124,731           304,773           323,749
--------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                     60,608          67,276           191,765           169,697
Federal and state income tax                            21,792          23,784            68,707            59,977
--------------------------------------------------------------------------------------------------------------------
Net Income                                        $     38,816    $     43,492      $    123,058      $    109,720
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Earnings Per Share:
Net Income
---------------------------------------------------------------------------------------------------------------
   Basic                                        $      0.67       $      0.79      $     2.14        $     1.99
---------------------------------------------------------------------------------------------------------------
   Diluted                                      $      0.60       $      0.70      $     1.91        $     1.77
---------------------------------------------------------------------------------------------------------------

Average Shares Used in Computation:
   Basic                                         57,059,192        54,633,692        56,940,900       54,560,045
----------------------------------------------------------------------------------------------------------------
   Diluted                                       64,692,790        62,082,122        64,564,778       62,039,034
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Per Share Data)
                                                                  September 30,     December 31,      September 30,
                                                                      2003             2002               2002
                                                                  --------------------------------------------------
                                                                   (Unaudited)                         (Unaudited)
Assets
Cash and due from banks                                        $      584,905    $      604,680    $      531,269
Funds sold and resell agreements                                       22,200            19,535             8,315
Trading securities                                                     19,238             5,110             6,791
Securities:
  Available for sale                                                3,559,559         3,204,973         3,463,280
  Available for sale securities pledged to creditors                  449,965           728,370           657,655
  Investment (fair value:  September 30, 2003 - $195,827;
    December 31, 2002 - $202,153;
    September 30, 2002 - $199,739)                                    192,877           197,950           195,643
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                4,202,401         4,131,293         4,316,578
--------------------------------------------------------------------------------------------------------------------
Loans                                                               7,291,556         6,900,983         6,595,154
Less reserve for loan losses                                         (126,971)         (116,070)         (111,226)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             7,164,585         6,784,913         6,483,928
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           167,813           151,715           144,389
Accrued revenue receivable                                             59,575            72,018            65,935
Intangible assets, net                                                251,470           197,868           145,940
Mortgage servicing rights, net                                         48,392            37,288            42,252
Real estate and other repossessed assets                                7,920             6,719             6,427
Bankers' acceptances                                                   45,810             3,728            28,365
Receivable on unsettled security transactions                         260,961            65,901                 -
Derivative contracts                                                  111,406            90,776            54,671
Other assets                                                          154,120            79,470            77,018
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   13,100,796    $   12,251,014    $   11,911,878
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,566,376    $    1,531,694    $    1,359,893
Interest-bearing deposits:
  Transaction                                                       3,698,527         3,164,102         2,821,579
  Savings                                                             180,805           164,738           164,188
  Time                                                              3,481,517         3,267,991         3,128,317
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    8,927,225         8,128,525         7,473,977
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,437,902         1,567,686         1,730,894
Other borrowings                                                    1,098,647         1,088,022         1,098,242
Subordinated debentures                                               154,756           155,419           185,640
Accrued interest, taxes and expense                                    68,583            74,043            78,187
Bankers' acceptances                                                   45,810             3,728            28,365
Due on unsettled security transactions                                      -                 -           243,038
Derivative contracts                                                  109,592            80,079            44,758
Other liabilities                                                      70,874            53,986            43,187
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         11,913,389        11,151,488        10,926,288
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            25                25                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  September 30, 2003 - 57,878,009;  December 31, 2002
  -  55,749,596; September 30, 2002 - 53,690,698)                           4                 3                 3
Capital surplus                                                       540,322           475,054           397,177
Retained earnings                                                     663,125           598,777           561,004
Treasury stock (shares at cost: September 30, 2003 - 801,192;
  December 31, 2002 - 682,967; September 30, 2002 - 654,217)          (21,856)          (17,421)          (16,362)
Accumulated other comprehensive income                                  5,787            43,088            43,743
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,187,407         1,099,526           985,590
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   13,100,796    $   12,251,014    $   11,911,878
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)
(In Thousands)
                                                             Accumulated
                                                                Other
                         Preferred Stock     Common Stock   Comprehensive                      Treasury Stock
                       ------------------------------------     Income    Capital  Retained --------------------
                         Shares   Amount    Shares   Amount     (Loss)    Surplus  Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001     250,000   $  25     51,737   $   3     $ 5,792    $335,443  $504,101     541  $ (12,498)  $832,866
Comprehensive income:
  Net income                  -        -         -       -           -           -   109,720       -          -    109,720
   Other comprehensive
    income, net of tax:
    Unrealized gain (loss)
      on securities available
      for sale (1)            -        -         -       -       37,951          -         -       -          -     37,951
                                                                                                                  ---------
     Comprehensive income                                                                                          147,671
                                                                                                                  ---------
Exercise of stock options     -        -       369       -            -      5,057         -      96     (3,284)     1,773
Stock-based compensation      -        -         -       -            -      3,105         -       -          -      3,105
Director retainer shares      -        -         6       -            -        203         -       -          -        203
Dividends paid in shares
  of common stock:
  Common stock                -        -     1,542       -            -     52,244   (51,692)     17       (580)       (28)
  Preferred stock             -        -        37       -            -      1,125    (1,125)      -          -          -
---------------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 2002    250,000    $  25    53,691   $   3      $43,743   $397,177   $561,004    654  $ (16,362)   $985,590
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2002     250,000    $  25    55,750   $   3      $43,088   $475,054   $598,777    683  $ (17,421) $1,099,526
Comprehensive income:
  Net income                  -        -         -       -            -          -    123,058      -          -     123,058
   Other comprehensive
    income, net of tax:
    Unrealized gain (loss)
      on securities
      available for sale (1)  -        -         -       -      (37,301)         -          -      -          -     (37,301)
                                                                                                                  ----------
    Comprehensive income                                                                                             85,757
                                                                                                                  ----------
Exercise of stock options     -        -       419       -            -      6,116          -     97     (3,691)      2,425
Tax benefit on exercise of
  stock options               -        -         -       -            -      2,750          -      -          -       2,750
Stock-based compensation      -        -         -       -            -     (2,849)         -      -          -      (2,849)
Director retainer shares      -        -         6       -            -        208          -      -          -         208
Cash dividends paid on
  preferred stock             -        -         -       -            -          -       (375)     -          -        (375)
Dividends paid in shares
  of common stock:
  Common stock                -        -     1,680       1            -     58,293    (57,585)    21       (744)        (35)
  Preferred stock             -        -        23       -            -        750       (750)     -          -           -
----------------------------------------------------------------------------------------------------------------------------
Balances at
    September 30, 2003  250,000    $  25    57,878    $  4       $5,787   $540,322   $663,125    801  $ (21,856)  $1,187,407
----------------------------------------------------------------------------------------------------------------------------

                                                September 30, 2003  September 30, 2002
(1)                                             ------------------  ------------------
Changes in other comprehensive income:
  Unrealized gains (losses) on available for
    sale securities                                  $ (53,069)       $  107,110
  Tax (expense) benefit on unrealized gains
    (losses) on available for sale securities           20,741           (39,610)
  Reclassification adjustment for (gains)
    losses realized included in net income              (8,139)          (48,362)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains) losses         3,166            18,813
                                                --------------------------------------
Net change in unrealized gains (losses) on
  securities                                         $ (37,301)       $   37,951
                                                --------------------------------------

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
                                                                          Nine Months Ended
                                                                            September 30,
                                                                 -------------------------------------
                                                                        2003               2002
                                                                 -------------------------------------
Cash Flow From Operating Activities:
Net income                                                        $    123,058      $    109,720
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                             27,635            23,729
  Provision (recovery) for mortgage servicing rights                   (20,663)           47,538
  Unrealized (gains) losses from derivatives                             5,991            (4,703)
  Stock-based compensation                                               5,182             3,105
  Tax benefit of stock option exercises                                  2,750                 -
  Depreciation and amortization                                         51,574            44,557
  Net amortization of financial instrument discounts and premiums        8,734             4,024
  Net gain on sale of assets                                           (41,442)          (64,044)
  Mortgage loans originated for resale                              (1,155,051)         (657,926)
  Proceeds from sale of mortgage loans held for resale               1,211,791           711,329
  Change in trading securities                                         (14,128)            3,536
  Change in accrued revenue receivable                                  12,443             2,793
  Change in other operating assets                                     (54,610)          (37,973)
  Change in accrued interest, taxes and expense                         (5,460)           11,173
  Change in other liabilities                                          (13,421)           20,553
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              144,383           217,411
------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                     57,907            74,762
  Proceeds from maturities of available for sale securities          2,352,037           932,060
  Purchases of investment securities                                   (52,972)          (29,445)
  Purchases of available for sale securities                        (6,826,820)       (7,267,804)
  Proceeds from sales of available for sale securities               4,335,687         5,769,584
  Loans originated or acquired net of principal collected             (490,840)         (407,936)
  Payments on derivative asset contracts                               (33,526)           (4,718)
  Net change in other investment assets                                 (2,440)              137
  Proceeds from disposition of assets                                   59,954            57,504
  Purchases of assets                                                  (45,931)          (31,856)
------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                               (646,944)         (907,712)
------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts              585,174           261,022
  Net change in certificates of deposit                                214,114           307,842
  Net change in other borrowings                                      (119,159)            6,199
  Proceeds from (payments on) derivative liability contracts            35,696            (4,261)
  Net change in derivative margin accounts                             (37,537)             (691)
  Change in amount due on unsettled security transactions             (195,060)           10,488
  Issuance of preferred, common and treasury stock, net                  2,633             1,976
  Payment of dividends                                                    (410)              (28)
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              485,451           582,547
------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                (17,110)         (107,754)
Cash and cash equivalents at beginning of period                       624,215           647,338
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $    607,105      $    539,584
------------------------------------------------------------------------------------------------------

Cash paid for interest                                            $    137,800      $    165,958
------------------------------------------------------------------------------------------------------
Cash paid for taxes                                               $     56,189      $     38,898
------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                              $        356      $      2,761
------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                              $     58,335      $     52,789
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated Financial Statements of BOK Financial Corporation ("BOK Financial") have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., and BOSC, Inc. Certain prior period amounts have been reclassified to conform to current period classifications.

ACCOUNTING FOR STOCK-BASED COMPENSATION

BOK Financial has various stock option compensation plans for its employees. Historically, BOK Financial has accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Under APB 25, because the exercise price of employee stock options has generally been equal to the market price of the underlying stock options on the date of grant, no significant stock-based employee compensation has been recognized. On July 1, 2003, BOK Financial adopted the expense recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("FAS 148"). Under FAS 123, compensation expense is recognized based on the fair value of stock options granted. BOK Financial has chosen to retroactively restate its results of operations for the accounting change, as provided within FAS 148. Following the provisions of FAS 123, the three months ended September 30, 2003 and 2002, include $1.2 million and $1.0 million, respectively, of pretax stock option expense, and the nine months ended September 30, 2003 and 2002, include $3.5 million and $3.1 million, respectively, of pretax stock option expense, which represents approximately $0.01 per share in each three-month period. Adoption of the fair value method resulted in a reduction of retained earnings as of January 1, 2002 of $7.2 million, representing the cumulative stock option compensation expense recorded for the seven years ended December 31, 2001, net of the tax effect. As of December 31, 2001, the net effect upon total shareholders' equity from stock-based compensation was an increase of $4.4 million due primarily to recognition of deferred tax assets related to stock option expense.

BOK Financial also permits certain executive officers to defer the recognition of income from the exercise of stock options for income tax purposes and to diversify the deferred income into alternative investments. Because the Company is expected to settle these amounts in cash, they are recognized as a liability. Changes in the liability are recognized as additional compensation expense.

(2) ACQUISITIONS

On September 10, 2003, BOK Financial acquired Colorado Funding Co. and its Colorado State Bank and Trust subsidiary. Under the terms of the transaction, BOK Financial paid $78.5 million in cash for all outstanding stock of Colorado Funding Co. This acquisition was accounted for by the purchase method of accounting. Management is currently determining a value for the acquired trust relationships and long-term building lease, which will be identified separately from goodwill. A preliminary allocation of the purchase price to the net assets acquired is as follows (in thousands):

Cash and cash equivalents                 $    80,051
Securities                                     14,593
Loans                                         222,530
Less reserve for loan losses                    2,282
                                         ------------
Loans, net of reserve                         220,248
Premises and equipment, net                     6,857
Core deposit premium                           10,590
Other assets                                    8,998
                                         ------------
Total assets acquired                         341,337
Deposits:
Noninterest-bearing                            75,078
Interest-bearing                              226,361
                                         ------------
Total deposits                                301,439
Other borrowings                                5,098
Other liabilities                               4,634
                                         ------------
Net assets acquired                            30,166
Less purchase price                            78,527
                                         ------------
Goodwill                                   $   48,361
                                         ------------

(3) MORTGAGE BANKING ACTIVITIES

At September 30, 2003, BOk owned the rights to service 63,052 mortgage loans with outstanding principal balances of $4.8 billion, including $425 million serviced for BOk. The weighted average interest rate and remaining term was 6.57% and 257 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the nine months ending September 30, 2003 is as follows (in thousands):

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                -----------------------------------------------------------------------------------------
Balance at
    December 31, 2002           $     37,223   $    49,849   $    87,072   $    (54,918)     $     5,134   $    37,288
Additions, net                            (4)       20,742        20,738              -                -        20,738
Amortization expense                 (12,936)      (16,292)      (29,228)             -           (1,069)      (30,297)
Recovery (provision) for
   impairment                              -             -             -         20,663                -        20,663
-------------------------------------------------------------------------------------------------------------------------
Balance at  Sept. 30, 2003      $     24,283   $    54,299   $    78,582   $    (34,255)     $     4,065   $    48,392
-------------------------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights (1) $     13,535   $    35,503   $    49,038              -                -   $    49,038
-------------------------------------------------------------------------------------------------------------------------

(1) Excludes approximately $1.5 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at September 30, 2003 follows (in thousands):

                                               < 5.51%      5.51% - 6.49%    6.50% - 7.49%    => 7.50%      Total
                                           ---------------- --------------- ---------------- ----------- -------------
Cost less accumulated amortization          $  12,270       $     22,509    $      32,068   $    11,735    $  78,582
Deferred hedge losses                               -                  -            3,525           540        4,065
----------------------------------------------------------------------------------------------------------------------
Adjusted cost                               $  12,270       $     22,509    $      35,593   $    12,275    $  82,647
----------------------------------------------------------------------------------------------------------------------

Fair value                                  $  10,324       $     15,536    $      16,825   $     6,353    $  49,038
----------------------------------------------------------------------------------------------------------------------
Impairment (2)                              $   2,172       $      6,974    $      18,769   $     6,340    $  34,255
----------------------------------------------------------------------------------------------------------------------

Outstanding principal of loans serviced (1) $ 750,700       $  1,265,000    $   1,656,000   $   593,300    $4,265,000
----------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $425 million for loans serviced for BOk and $137 million of mortgage loans originated prior to FAS 122, for which there are no capitalized mortgage servicing rights.
(2) Impairment is determined by both an interest rate and loan type stratification.

(4)  DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                               Nine Months Ended Sept. 30,
                                           ----------------------------------
                                               2003                2002
                                           --------------     ---------------
Proceeds                                $    4,335,687     $     5,769,584
Gross realized gains                            27,068              73,253
Gross realized losses                           18,929              24,891
Related federal and state income
   tax expense                                   2,916              17,093

(5)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended        Nine Months Ended
                                                          -----------------------------------------------------
                                                              Sept. 30,    Sept. 30,    Sept. 30,    Sept.30,
                                                                2003       2002 (2)       2003       2002 (2)
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  38,816    $  43,492   $  123,058   $  109,720
   Preferred stock dividends                                     (375)        (375)      (1,125)      (1,125)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                            38,441       43,117      121,933      108,595
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375        1,125        1,125
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  38,816    $  43,492   $  123,058   $  109,720
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        57,059,192   54,633,692   56,940,900   54,560,045
   Effect of dilutive securities:
     Employee stock options (1)                               878,447      728,853      774,400      759,412
     Convertible preferred stock                            6,719,577    6,719,577    6,719,577    6,719,577
     Tanglewood market value guarantee                         35,574            -      129,901            -
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            7,633,598    7,448,430    7,623,878    7,478,989
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         64,692,790   62,082,122   64,564,778   62,039,034
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.67      $  0.79      $  2.14      $  1.99
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.60      $  0.70      $  1.91      $  1.77
---------------------------------------------------------------------------------------------------------------

(1) Current market price was greater than exercise price on all employee stock options.
(2) Restated for 3% dividend paid in common shares in May 2003.

(6)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2003 is as follows (in thousands):

                                                 Net             Other           Other
                                               Interest        Operating       Operating           Net          Average
                                               Revenue         Revenue(1)       Expense          Income          Assets
                                              ----------------------------------------------------------------------------
Total reportable segments                     $ 251,372        $ 171,064       $ 237,170       $  105,227   $  12,919,455
Total nonreportable segments                        416           67,640          49,818           27,973          72,917
Unallocated items:
   Tax-equivalent adjustment                      3,986                -               -            3,986               -
   Funds management                              44,992           (5,219)          5,656            6,956       1,271,993
   All others (including eliminations), net     (11,517)              89          12,129          (21,084)     (1,641,213)
                                              ----------------------------------------------------------------------------
BOK Financial consolidated                    $ 289,249        $ 233,574       $ 304,773       $  123,058   $  12,623,152
                                              ============================================================================

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2002 is as follows (in thousands):

                                                 Net             Other           Other
                                               Interest        Operating       Operating            Net         Average
                                               Revenue         Revenue(1)       Expense           Income         Assets
                                              ----------------------------------------------------------------------------
Total reportable segments                     $  226,334       $ 141,752       $ 272,396       $  66,763   $  11,291,574
Total nonreportable segments                         452          51,538          40,763          18,259          45,097
Unallocated items:
   Tax-equivalent adjustment                       4,715               -               -           4,715               -
   Funds management                               53,815          (1,450)          8,556          36,256         546,705
   All others (including eliminations), net      (11,399)         (2,173)          2,034         (16,273)       (750,308)
                                              ----------------------------------------------------------------------------
BOK Financial consolidated                    $  273,917       $ 189,667       $ 323,749       $ 109,720   $  11,133,068
                                              ============================================================================

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

As of September 30, 2003, outstanding commitments and letters of credit were as follows (in thousands):
                                             September 30,
                                                2003
                                            --------------
Commitments to extend credit                $  4,954,129
Standby letters of credit                        426,754
Commercial letters of credit                       4,924
Commitments to purchase securities               308,773

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, non-controlling interests and results of operations of a VIE in its consolidated financial statements. VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. Examples of such entities may include partnerships, joint ventures, securitization vehicles or similarly structured entities. FIN 46 was effective immediately for VIEs created after January 31, 2003 and is effective beginning in the fourth quarter of 2003 for VIEs created prior to February 1, 2003. On October 31, 2003, the FASB issued an exposure draft related to proposed modifications of FIN 46. These modifications included a scope exception for bank trust departments who perform customary custodial roles for fiduciary trust and mutual funds in trust form and a clarification that a troubled debt restructuring is generally not an event that triggers reconsideration of the primary beneficiary. A final pronouncement is expected to be issued prior to December 31, 2003, the current effective date of FIN 46 for calendar year-end companies. Pending issuance of this final pronouncement, management does not expect that the adoption of FIN 46 will have a material effect on the financial statements.

ACCOUNTING AND REPORTING FOR DERIVATIVE INSTRUMENTS

In April 2003, the FASB issued Financial Accounting Standards Board Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued Financial Accounting Standards Board Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after June 15, 2003. Management does not believe the provisions of this standard will have a material impact on results of future operations.

------------------------------------------------------------------------------------------------------------------------------------
NINE MONTH FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Nine Months Ended
                                          ------------------------------------------------------------------------------------
                                                      September 30, 2003                         September 30, 2002
                                          -----------------------------------------     --------------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,312,222  $   134,743       4.24%      $   3,720,835  $   141,191      5.40%
  Tax-exempt securities (3)                     192,968        9,569       6.63             213,192       11,383      7.14
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,505,190      144,312       4.34           3,934,027      152,574      5.50
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             16,857          547       4.35              16,095          663      5.51
  Funds sold and resell agreements               26,196          216       1.10              13,047          199      2.04
  Loans (2)                                   7,014,711      280,201       5.34           6,280,195      282,436      6.01
     Less reserve for loan losses               123,029            -          -             108,393            -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,891,682      280,201       5.44           6,171,802      282,436      6.12
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 11,439,925      425,276       5.00          10,134,971      435,872      5.88
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,183,227                                     998,097
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  12,623,152                               $  11,133,068
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,510,841       23,969       0.91%      $   2,734,492       29,624      1.45%
  Savings deposits                              170,602          689       0.54             163,528        1,486      1.21
  Time deposits                               3,438,351       74,545       2.90           2,993,374       78,686      3.51
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits         7,119,794       99,203       1.86           5,891,394      109,796      2.49
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 1,489,098       11,669       1.05           1,557,479       19,747      1.70
  Other borrowings                            1,058,517       13,908       1.76           1,049,990       19,526      2.49
  Subordinated debentures                       155,080        7,261       6.26             185,967        8,171      5.87
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       9,822,489      132,041       1.80           8,684,830      157,240      2.42
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,289,380                                   1,143,752
  Other liabilities                             364,087                                     403,762
  Shareholders' equity                        1,147,196                                     900,724
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
      equity                              $  12,623,152                               $  11,133,068
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                    293,235       3.20%                         278,632      3.46%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.45                                       3.76
     Less tax-equivalent adjustment (1)                        3,986                                       4,715
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         289,249                                     273,917
Provision for loan losses                                     27,635                                      23,729
Other operating revenue                                      234,924                                     243,258
Other operating expense                                      304,773                                     323,749
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          191,765                                     169,697
Federal and state income tax                                  68,707                                      59,977
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $   123,058                                 $   109,720
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      2.14                                 $      1.99
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.91                                 $      1.77
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

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY - UNAUDITED
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2003                            June 30, 2003
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,360,340     $  42,698       3.86%    $   4,388,733   $    46,911       4.30%
  Tax-exempt securities (3)                     186,827         3,003       6.38           185,908         3,179       6.86
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,547,167        45,701       3.96         4,574,641        50,090       4.41
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             27,830           295       4.23            12,207           136       4.47
  Funds sold and resell agreements               32,491            51       0.62            16,669            59       1.42
  Loans (2)                                   7,122,211        93,013       5.18         6,970,905        92,576       5.33
    Less reserve for loan losses                125,966             -          -           123,095             -          -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       6,996,245        93,013       5.27         6,847,810        92,576       5.42
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 11,603,733       139,060       4.74        11,451,327       142,861       5.01
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,252,896                                  1,207,690
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  12,856,629                              $  12,659,017
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,715,035     $   7,200       0.77%    $   3,523,932    $    7,992       0.91%
  Savings deposits                              170,796           200       0.46           172,258           183       0.43
  Time deposits                               3,423,920        23,863       2.77         3,491,055        24,688       2.84
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,309,751        31,263       1.70         7,187,245        32,863       1.83
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,529,721         3,566       0.93         1,515,597         4,080       1.08
  Other borrowings                            1,062,734         4,383       1.64         1,053,573         4,604       1.75
  Subordinated debentures                       154,865         2,421       6.20           155,078         2,420       6.26
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,057,071        41,633       1.64         9,911,493        43,967       1.78
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,323,641                                  1,252,076
  Other liabilities                             314,583                                    332,430
  Shareholders' equity                        1,161,334                                  1,163,018
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
     equity                               $  12,856,629                              $  12,659,017
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                      97,427       3.10%                         98,894       3.23%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.32                                       3.47
  Less tax-equivalent adjustment (1)                            1,256                                      1,327
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                           96,171                                     97,567
Provision for loan losses                                       8,220                                      9,503
Other operating revenue                                        64,409                                     88,361
Other operating expense                                        91,752                                    112,943
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            60,608                                     63,482
Federal and state income tax                                   21,792                                     22,707
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    38,816                                $    40,775
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                 $      0.67                                $      0.71
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.60                                $      0.63
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2003                         December 31, 2002                      September 30, 2002
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield       Average       Revenue/     Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate       Balance      Expense(1)    /Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,145,472  $    45,134       4.64%  $   4,024,291   $    45,710       4.73% $   3,782,135  $    46,473       5.06%
        197,902        3,387       6.94         194,586         3,407       6.95        193,645        3,335       6.83
-------------------------------------------------------------------------------------------------------------------------
      4,343,374       48,521       4.75       4,218,877        49,117       4.84      3,975,780       49,808       5.15
-------------------------------------------------------------------------------------------------------------------------
         10,342          116       4.55           8,639            87       4.00         13,341          221       6.57
         29,392          106       1.46          24,856            92       1.47         11,331           57       2.00
      6,949,113       94,612       5.52       6,761,498        95,864       5.62      6,444,933       95,731       5.89
        119,959            -          -         114,711             -          -        110,590            -          -
-------------------------------------------------------------------------------------------------------------------------
      6,829,154       94,612       5.62       6,646,787        95,864       5.72      6,334,343       95,731       6.00
-------------------------------------------------------------------------------------------------------------------------
     11,212,262      143,355       5.28      10,899,159       145,160       5.38     10,334,795      145,817       5.67
-------------------------------------------------------------------------------------------------------------------------
      1,154,403                               1,032,760                                 997,835
-------------------------------------------------------------------------------------------------------------------------
  $  12,366,665                           $  11,931,919                           $  11,332,630
-------------------------------------------------------------------------------------------------------------------------


  $   3,288,874        8,777       1.08%  $   2,988,986         9,648       1.28% $   2,795,449        9,882       1.40%
        168,730          306       0.74         173,286           491       1.12        164,952          502       1.21
      3,399,813       25,994       3.10       3,248,364        25,531       3.12      3,090,272       26,154       3.36
-------------------------------------------------------------------------------------------------------------------------
      6,857,417       35,077       2.07       6,410,636        35,670       2.21      6,050,673       36,538       2.40
-------------------------------------------------------------------------------------------------------------------------

      1,420,781        4,023       1.15       1,523,923         5,471       1.42      1,615,075        6,635       1.63
      1,059,201        4,921       1.88       1,084,616         5,751       2.10        999,140        5,963       2.37
        155,304        2,420       6.32         169,874         2,580       6.03        185,748        2,725       5.82
-------------------------------------------------------------------------------------------------------------------------
      9,492,703       46,441       1.98       9,189,049        49,472       2.14      8,850,636       51,861       2.32
-------------------------------------------------------------------------------------------------------------------------
      1,292,077                               1,310,932                               1,188,441
        465,820                                 380,204                                 341,467
      1,116,065                               1,051,734                                 952,086
-------------------------------------------------------------------------------------------------------------------------
  $  12,366,665                           $  11,931,919                           $  11,332,630
-------------------------------------------------------------------------------------------------------------------------
                      96,914       3.30%                       95,688       3.24%                     93,956       3.35%

                                   3.57                                     3.55                                   3.66
                       1,403                                    1,404                                  1,387
-------------------------------------------------------------------------------------------------------------------------
                      95,511                                   94,284                                 92,569
                       9,912                                   10,001                                  8,029
                      82,154                                   80,739                                107,467
                     100,078                                  106,012                                124,731
-------------------------------------------------------------------------------------------------------------------------
                      67,675                                   59,010                                 67,276
                      24,208                                   20,859                                 23,784
-------------------------------------------------------------------------------------------------------------------------
                 $    43,467                              $    38,151                            $    43,492
-------------------------------------------------------------------------------------------------------------------------


                 $      0.76                              $      0.67                            $      0.79
-------------------------------------------------------------------------------------------------------------------------
                 $      0.67                              $      0.60                            $      0.70
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits:

          10.4 (c) Amended and Restated Deferred Compensation Agreement (Amended as of September 1, 2003) between Stanley A. Lybarger and BOK Financial Corporation

          31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (B)  Reports on Form 8-K:

           On July 16, 2003, a report on Form 8-K was filed reporting under Item 5 the announcement that BOK Financial Corporation issued a press release on July 16, 2003 announcing its financial results for the second quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BOK FINANCIAL CORPORATION
                                           (Registrant)


Date:   November 14, 2003                  /s/ Steven E. Nell
        ------------------------------     ---------------------------------
                                           Steven E. Nell
                                           Executive Vice President and
                                           Chief Financial Officer


                                            /s/ John C. Morrow
                                            --------------------------------
                                            John C. Morrow
                                            Senior Vice President and Director
                                            of Financial Accounting & Reporting