Form 10-K
period 2003-12-31
BOK FINANCIAL CORP ET AL
filed 2004-03-12
CIK 875357

As filed with the Securities and Exchange Commission on March 12, 2004
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                           Commission File No. 0-19341

                            BOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Oklahoma                                     73-1373454
  (State or other jurisdiction                           (IRS Employer
of Incorporation or Organization)                      Identification No.)

       Bank of Oklahoma Tower
           P.O. Box 2300
          Tulsa, Oklahoma                                    74192
(Address of Principal Executive Offices)                   (Zip Code)

                                 (918) 588-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                        Common stock, $0.00006 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes |X| No |_|

     The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $712,912,226 (based on the June 30, 2003 closing price of Common Stock of $37.71 per share). As of March 1, 2004, there were 57,366,616 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                                  Reference Locations
Portions of the 2003 Annual Report to Shareholders      Parts I, II, III and IV
Portions of the 2004 Proxy Statement                                   Part III

===============================================================================

                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX

ITEM                                                                  PAGE

                                     PART I

1. Business                                                             3

2. Properties                                                           6

3. Legal Proceedings                                                    6

4. Submission of Matters to a Vote of Security Holders                  6

                             PART II

5. Market for Registrant's Common Equity and Related
   Stockholder Matters                                                  7

6. Selected Financial Data                                              7

7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                7

7A.Quantitative and Qualitative Disclosures About Market Risk           7

8. Financial Statements and Supplementary Data                          8

9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure                                                 8

9A.Controls and Procedures                                              8

                                    PART III

10. Directors and Executive Officers of the Registrant                  8

11. Executive Compensation                                              8

12. Security Ownership of Certain Beneficial Owners and Management      8

13. Certain Relationships and Related Transactions                      9

14. Principal Accountant Fees and Services                              9

                            PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     10

    Signatures                                                          16

    Chief Executive Officer Section 302 Certification         Exhibit 31.1

    Chief Financial Officer Section 302 Certification         Exhibit 31.2

    Section 906 Certifications                                  Exhibit 32

                                     PART I
 ITEM 1.   BUSINESS

                                     General

     Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company's activities during the current year is incorporated by reference to the "Management's Assessment of Operations and Financial Condition" section of BOK Financial's 2003 Annual Report to Shareholders (the "2003 Annual Report"). Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" within the 2003 Annual Report.

                             Description of Business

     BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial offers full service banking in Oklahoma, Dallas and Houston, Texas, Albuquerque, New Mexico, Northwest Arkansas, and Denver, Colorado. Principal subsidiaries are Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A. and Colorado State Bank and Trust, N.A. (collectively, the "Banks"). Other subsidiaries include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting. Other non-bank subsidiary operations are not significant.

     BOK Financial's corporate headquarters is located at Bank of Oklahoma Tower, P.O. Box 2300, Tulsa, Oklahoma 74192.

     The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available on the Company's website at www.bokf.com as soon as reasonably practicable after the Company electronically files such material with or furnishes it to the Securities and Exchange Commission.

                               Operating Segments

     BOK Financial operates four principal lines of business under its BOk franchise: corporate banking, consumer banking, mortgage banking and wealth management. It also operates a fifth principal line of business, regional banks, which includes all banking functions for Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., and Colorado State Bank and Trust, N.A. These five principal lines of business combined account for approximately 94% of total revenue. Discussion of these principal lines of business is incorporated by reference to the Lines of Business section within "Management's Assessment of Operations and Financial Condition" within the 2003 Annual Report and to Note 17 of "Notes to Consolidated Financial Statements" within the 2003 Annual Report.

                                   Competition

     BOK Financial and its operating segments (corporate banking, consumer banking, mortgage banking, wealth management and regional banks) face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource.

     BOk is the largest banking subsidiary of BOK Financial and has the largest market share in Oklahoma with 13% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 32% and 10% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs. BOk also competes with several regional and many locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

     Through subsidiary banks, BOK Financial competes in the Dallas-Fort Worth combined metropolitan area and in the Houston area of Texas, in the Albuquerque, New Mexico, and Denver, Colorado, markets, and in Northwest Arkansas. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% and 1% in the Dallas-Fort Worth and Houston areas, respectively. Bank of Albuquerque has a number three market share position with 11% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 1% in the Denver area. Bank of Arkansas operates as a community bank serving Benton and Washington counties in Arkansas. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                    Employees

     As of December 31, 2003, BOK Financial and its subsidiaries employed 3,449 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

                           Supervision and Regulation

     BOK Financial and its subsidiaries are subject to extensive regulations under federal and state laws. These regulations are designed to protect depositors, the Bank Insurance Fund and the banking system as a whole and not necessarily to protect shareholders and creditors. As detailed below, these regulations may restrict the Company's ability to diversify, to acquire other institutions and to pay dividends on its capital stock. They also may require the Company to provide financial support to its subsidiaries, maintain certain capital balances and pay higher deposit insurance premiums.

     Proposals to change laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before bank regulatory agencies. The likelihood and timing of any new proposals or legislation and the impact they might have on the Company and its subsidiaries cannot be predicted at this time.

     The following information, to the extent it describes statutory or regulatory provisions, is qualified in its entirety by reference to the full text of the statutes and regulations that are described.

General

     As a financial holding company, BOK Financial is regulated under the BHCA and is subject to regular inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, BOK Financial files quarterly reports and other information with the Federal Reserve Board.

     The Banks are organized as national banking associations under the National Banking Act, and are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Federal Reserve Board and other federal and state regulatory agencies. The OCC has primary supervisory responsibility for national banks and must approve certain corporate or structural changes, including changes in capitalization, payment of dividends, change of place of business, and establishment of a branch or operating subsidiary. The OCC performs its functions through national bank examiners who provide the OCC with information concerning the soundness of a national bank, the quality of management and directors, and compliance with applicable regulations. The National Banking Act authorizes the OCC to examine every national bank as often as necessary.

     A financial holding company, and the companies under its control, are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. Activities that are "financial in nature" include securities underwriting and dealing, insurance underwriting, operating a mortgage company, credit card company or factoring company, performing certain data processing operations, servicing loans and other extensions of credit, providing investment and financial advice, owning and operating savings and loan associations, and leasing personal property on a full pay-out, non-operating basis. In order for a financial holding company to commence any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act. A financial holding company is required to notify the Federal Reserve Board within thirty days of engaging in new activities determined to be "financial in nature." BOK Financial is engaged in some of these activities and has notified the Federal Reserve Board.

     The BHCA requires the Federal Reserve Board's prior approval for the direct or indirect acquisition of more than five percent of any class of voting stock of any non-affiliated bank. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

     A financial holding company and its subsidiaries are prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property or services. Thus, a subsidiary of a financial holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide additional credit, property or services from or to the financial holding company or any subsidiary thereof, or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

     The Banks and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOSC, Inc., the Company's broker/dealer subsidiary that engages in retail and institutional securities sales and municipal bond underwriting, is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., the Federal Reserve Board, the National Futures Association and state securities regulators. As another example, Bank of Arkansas is subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate and limit the rate on consumer loans to the lower of five percent above the discount rate or seventeen percent.

Capital Adequacy and Prompt Corrective Action

     The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations to ensure capital adequacy based upon the risk levels of assets and off-balance sheet financial instruments. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators regarding components, risk weighting and other factors.

     The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2003, BOK Financial's Tier 1 and total capital ratios under these guidelines were 9.15% and 11.31%, respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2003 was 7.17%.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), among other things, identifies five capital categories for insured depository institutions from well capitalized to critically undercapitalized and requires the respective federal regulatory agencies to implement systems for prompt corrective action for institutions failing to meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive covenants on operations, management and capital distributions, depending upon the category in which an institution is classified.

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2003.

     The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BCBS"). The BCBS is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

     In January 2001, the BCBS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. The BCBS set out options from which banks could choose depending upon the complexity of their business and the quality of their risk management. One approach is the standard approach which would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. The BCBS has also proposed an explicit capital charge for operational risk to provide for losses resulting from failed internal processes, people, and systems. The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital.

     The BCBS has stated that its objective is to finalize a new capital accord by mid-year 2004 and for member countries to implement the accord by the end of 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, it is possible that a new capital accord addressing operational risk will eventually be adopted by the BCBS and implemented by the United States federal bank regulatory authorities. The new capital requirements that may arise from a new BCBS capital accord could increase minimum capital requirements applicable to BOK Financial and its subsidiaries.

     Further discussion of regulatory capital, including regulatory capital amounts and ratios, is incorporated by reference to information set forth under the caption "Borrowings and Capital" within the Management's Assessment of Operations and Financial Condition section and Note 15 of "Notes to Consolidated Financial Statements" of the 2003 Annual Report.

Dividends

     The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $121 million of dividends without regulatory approval as of December 31, 2003. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $71 million as of December 31, 2003. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

Source of Strength Doctrine

     According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered by the FDIC as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other Banks may be assessed for the FDIC's loss, subject to certain exceptions.

                   Governmental Policies and Economic Factors

     The operations of BOK Financial and its subsidiaries are affected by legislative changes and by the policies of various regulatory authorities and, in particular, the credit policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit to moderate recessions and curb inflation. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are: open-market operations in U.S. Government securities, changes in the discount rate and federal funds rate on bank borrowings, and changes in reserve requirements on bank deposits. The effect of future changes in such policies on the business and earnings of BOK Financial and its subsidiaries is uncertain.

     In 2002, the Sarbanes-Oxley Act (the "Act") was signed into law to address many aspects of financial accounting, corporate governance and public company disclosure. Among other things, the Act establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to specific rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures, such as requiring the chief executive officer and chief financial officer to certify to the quality of the company's financial reporting. The Act imposes restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of penalties for fraud and other violations and creates a federal felony for securities fraud. Various sections of the Act are applicable to BOK Financial. Portions of the Act were effective immediately; others became effective or are in process of becoming effective through rulings by the SEC, based on timelines set forth in the law.

                               Foreign Operations

     BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

ITEM 2 - PROPERTIES

     As of December 31, 2003, the Company's principal offices are located in the Bank of Oklahoma Tower in downtown Tulsa, Oklahoma. BOK Financial and its subsidiaries own and lease improved real estate that was carried at $122 million, net of depreciation and amortization, as of December 31, 2003. BOK Financial conducts its operations through 74 locations in Oklahoma, 36 locations in Texas, 21 locations in New Mexico, 5 locations in Arkansas and 4 locations in Colorado as of December 31, 2003. The Company's facilities are suitable for their respective uses and present needs.

     The information set forth in Notes 6 and 14 of "Notes to Consolidated Financial Statements" of the 2003 Annual Report provides further discussion related to properties and is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

     The information set forth in Note 14 of "Notes to Consolidated Financial Statements" of the 2003 Annual Report is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2003.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     BOK Financial's $.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of March 1, 2004, common shareholders of record numbered 1,321 with 57,366,616 shares outstanding.

     BOK Financial's quarterly market information follows:

                    First          Second          Third          Fourth
                --------------- -------------- -------------- ---------------
      2003:
        Low         $31.00          $31.85          $37.90        $37.65
        High         33.24           38.59           41.02         39.40

      2002:
        Low         $27.33          $31.94          $28.51        $28.04
        High         33.06           36.52           34.06         34.78

     Management plans to recommend continued payment of an annual dividend in shares of common stock. The Company's practice has been not to pay cash dividends.

     Under a common stock repurchase program, BOK Financial has authority to repurchase up to 800,000 shares. These purchases have been made from time to time in accordance with SEC Rule 10(b)18 transactions. Since the authorization was announced in 1998, BOK Financial has repurchased 617,051 shares. No shares were repurchased under this program in 2003.

     BOK Financial entered into a limited price guarantee on a portion of the shares issued in the Bank of Tanglewood acquisition on October 25, 2002. Additional discussion of this price guarantee is incorporated by reference to information set forth under the "Borrowings and Capital" caption within the Management's Assessment of Operations and Financial Condition section and in
Note 15 of "Notes to Consolidated Financial Statements" within the 2003 Annual Report.

     The information set forth under the captions "Table 1 - Consolidated Selected Financial Data," "Table 5 - Selected Quarterly Financial Data," "Borrowings and Capital," and Note 15 of "Notes to Consolidated Financial Statements" of the 2003 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" of the 2003 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the captions "Management's Assessment of Operations and Financial Condition," "Annual Financial Summary - Unaudited" and "Quarterly Financial Summary - Unaudited" of the 2003 Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts. Additional discussion of this type of market risk is set forth under the caption "Market Risk" within the Management's Assessment of Operations and Financial Condition section of the 2003 Annual Report and is incorporated herein by reference.

     BOK Financial is also exposed to market risk related to a stock price guarantee agreement made in connection with the Bank of Tanglewood acquisition. Additional information regarding this risk is set forth under the "Borrowings and Capital" caption within the Management's Assessment of Operations and Financial Condition section of the 2003 Annual Report.

     Additional information regarding market risk is set forth under the "Loans" caption within the Management's Assessment of Operations and Financial Condition section of the 2003 Annual Report and is incorporated herein by reference, including disclosures of loan concentrations by primary industry of the borrower and geographic concentrations of the loan portfolio. The information set forth under the "Deposits" caption within the Management's Assessment of Operations and Financial

Condition section of the 2003 Annual Report is also incorporated herein by reference, including geographic distribution of deposit accounts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information set forth in the 2003 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of BOK Financial Corporation, together with the report thereon of Ernst & Young LLP dated January 28, 2004, and the Selected Quarterly Financial Data in Table 5.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A - CONTROLS AND PROCEDURES

     As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In addition and as of the end of the period covered by this report, there have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors," "Executive Compensation" and "Risk Oversight and Audit Committee" in BOK Financial's 2004 Annual Proxy Statement is incorporated herein by reference.

     The Company has a Code of Ethics which is applicable to all Directors, officers and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer, the principal executive officer and principal financial and accounting officer, respectively. A copy of the Code of Ethics will be provided without charge to any person who requests it by writing to the Company's headquarters at Bank of Oklahoma Tower, P.O. Box 2300, Tulsa, Oklahoma 74192 or telephoning the Chief Auditor at (918) 588-6000. The Company will also make available amendments to or waivers from its Code of Ethics applicable to Directors or executive officers, including the Chief Executive Officer and the Chief Financial Officer, in accordance with all applicable laws and regulations.

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in BOK Financial's 2004 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2004 Annual Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

     The following table provides information about the Company's equity compensation plans in effect at December 31, 2003. Plans included in the following table consist of the BOKF 1994, 1997, 2000, 2001 and 2003 Stock Option Plans, as well as the 2003 Executive Incentive Plan and the BOKF Directors Stock Compensation Plan. The material features of the various stock-based compensation plans are described within Note 13 of "Notes to Consolidated Financial Statements" of the 2003 Annual Report, which is incorporated herein by reference.

                                                                                                     Number of securities
                                                                                                    remaining available for
                                                                                                     future issuance under
                                        Number of securities to          Weighted-average             equity compensation
                                        be issued upon exercise         exercise price of               plans (excluding
                                        of outstanding options,        outstanding options,        securities reflected in
Plan Category                           warrants, and rights(2)       warrants, and rights(2)         the first column)(2)

Equity compensation plans approved
       by security holders:
  Stock options                                  3,282,742                    $24.34                       2,493,682(1)

Nonvested common shares                             18,635                Not applicable                     481,365
                                             ________________                                           ________________
    Sub-total                                    3,301,377                                                 2,975,047(1)

Equity compensation plans not
  approved by security holders                        None                     None                             None
                                             ________________                                           ________________
Total                                            3,301,377                                                 2,975,047(1)


(1) Includes 493,682 shares of common stock which may be awarded pursuant to the BOKF Directors Stock Compensation Plan.

(2) As of December 31, 2003.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in BOK Financial's 2004 Annual Proxy Statement is incorporated herein by reference.

     The information set forth under Note 5 and Note 10 of "Notes to Consolidated Financial Statements" of the 2003 Annual Report is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption "Principal Accountant Fees and Services" in BOK Financial's 2004 Annual Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The  following  financial   statements  and  reports  are  incorporated  by
reference from the 2003 Annual Report:

                                                                  Exhibit 13
                                                              2003 Annual Report
         Description                                              Page Number

Consolidated Selected Financial Data                                   10

Selected Quarterly Financial Data                                      19

Report of Management on Financial Statements                           38

Report of Independent Auditors                                         39

Consolidated Statements of Earnings for the years ended
December 31, 2003, 2002 and 2001                                       40

Consolidated Balance Sheets as of December 31, 2003 and 2002           41

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                       42

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2003, 2002 and 2001                  43 - 44

Notes to Consolidated Financial Statements                        45 - 76

Annual Financial Summary - Unaudited                              77 - 78

Quarterly Financial Summary - Unaudited                           79 - 80

     (a) (2) Financial Statement Schedules

     The  schedules  to  the  consolidated   financial  statements  required  by
     Regulation S-X are not required under the related instructions or are inapplicable and are therefore omitted.

     (a) (3) Exhibits

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

10.4 Employment and Compensation Agreements.

10.4(a) Employment Agreement between BOK Financial and Stanley A. Lybarger, incorporated by reference to Exhibit 10.4(a) of Form 10-K for the fiscal year ended December 31, 1991.

10.4(b) Amendment to 1991 Employment Agreement between BOK Financial and Stanley
     A. Lybarger, incorporated by reference to Exhibit 10.4(b) of Form 10-K for the fiscal year ended December 31, 2001.

10.4(c) Amended and  Restated  Deferred  Compensation  Agreement  (Amended as of
     September 1, 2003) between Stanley A. Lybarger and BOK Financial Corporation, incorporated by reference to Exhibit 10.4 (c) of Form 10-Q for the quarter ended September 30, 2003.

10.4.1(a) Employee Agreement between BOK Financial and V. Burns Hargis, incorporated by reference to Exhibit 10.4.1(a) of Form 10-K for the fiscal year ended December 31, 2002.

10.4.1(b)  Amendment to Employee  Agreement  between BOK  Financial and V. Burns
     Hargis, incorporated by reference to Exhibit 10.4.1(b) of Form 10-K for the fiscal year ended December 31, 2002.

10.4.2 Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Steven G. Bradshaw and BOK Financial Corporation, filed herewith.

10.4.3 Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between William Jeffrey Pickryl and BOK Financial Corporation, filed herewith.

10.4.4 Amended and Restated Employment Agreement (Amended as of June 14, 2002) among First National Bank of Park Cities, BOK Financial Corporation and C. Fred Ball, Jr., filed herewith.

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

10.7.11 BOK Financial Corporation 2003 Stock Option Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106531.

10.7.12 BOK Financial Corporation 2003 Executive Incentive Plan, incorporated by reference to Exhibit 4.0 of S-8 Registration Statement No. 333-106530.

10.8 Lease Agreement between One Williams Center Co. and National Bank of Tulsa (predecessor to BOk) dated June 18, 1974, incorporated by reference to
     Exhibit 10.9 of S-1 Registration Statement No. 33-90450.

10.9 Lease Agreement between Security Capital Real Estate Fund and BOk dated January 1, 1988, incorporated by reference to Exhibit 10.10 of S-1 Registration Statement No. 33-90450.

10.10Asset  Purchase   Agreement   (OREO  and  other  assets)  between  BOk  and
     Phi-Lea-Em  Corporation dated April 30, 1991,  incorporated by reference to
     Exhibit 10.11 of S-1 Registration Statement No. 33-90450.

10.11Asset  Purchase  Agreement  (Tanker  Assets)  between  BOk and Green  River
     Exploration  Company  dated April 30,  1991,  incorporated  by reference to
     Exhibit 10.12 of S-1 Registration Statement No. 33-90450.

10.12Asset Purchase  Agreement  (Recovery  Rights)  between BOk and Kaiser dated
     April 30, 1991, incorporated by reference to Exhibit 10.13 of S-1 Registration Statement No. 33-90450.

10.13Purchase  and  Assumption  Agreement  dated  August  7,  1992  among  First
     Gibraltar Bank, FSB, Fourth Financial Corporation and BOk, as amended, incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended December 31, 1992.

10.13.1 Allocation Agreement dated August 7, 1992 between BOk and Fourth Financial Corporation, incorporated by reference to Exhibit 10.14.1 of Form 10-K for the fiscal year ended December 31, 1992.

10.14Merger Agreement among BOK Financial,  BOKF Merger  Corporation Number Two,
     Brookside Bancshares, Inc., The Shareholders of Brookside Bancshares, Inc. and Brookside State Bank dated December 22, 1992, as amended, incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended December 31, 1992.

10.14.1 Agreement to Merge between BOk and Brookside State Bank dated January 27, 1993, incorporated by reference to Exhibit 10.15.1 of Form 10-K for the fiscal year ended December 31, 1992.

10.15Merger  Agreement  among BOK  Financial,  BOKF  Merger  Corporation  Number
     Three, Sand Springs Bancshares, Inc., The Shareholders of Sand Springs Bancshares, Inc. and Sand Springs State Bank dated December 22, 1992, as amended, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1992.

10.15.1 Agreement to Merge between BOk and Sand Springs State Bank dated January 27, 1993, incorporated by reference to Exhibit 10.16.1 of Form 10-K for the fiscal year ended December 31, 1992.

10.16Partnership Agreement between Kaiser-Francis Oil Company and BOK Financial dated December 1, 1992, incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended December 31, 1993.

10.16.1 Amendment to Partnership Agreement between Kaiser-Francis Oil Company and BOK Financial dated May 17, 1993, incorporated by reference to Exhibit
     10.16.1 of Form 10-K for the fiscal year ended December 31, 1993.

10.17Purchase  and  Assumption  Agreement  between  BOk and  FDIC,  Receiver  of
     Heartland Federal Savings and Loan Association dated October 9, 1993, incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended December 31, 1993.

10.18Merger  Agreement  among BOk, Plaza National Bank and The  Shareholders  of
     Plaza National Bank dated December 20, 1993,  incorporated  by reference to
     Exhibit 10.18 of Form 10-K for the fiscal year ended December 31, 1993.

10.18.1 Amendment to Merger Agreement among BOk, Plaza National Bank and The Shareholders of Plaza National Bank dated January 14, 1994, incorporated by reference to Exhibit 10.18.1 of Form 10-K for the fiscal year ended December 31, 1993.

10.19Stock Purchase Agreement between Texas Commerce Bank, National Association and BOk dated March 11, 1994, incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended December 31, 1993.

10.20Merger Agreement among BOK Financial  Corporation,  BOKF Merger Corporation
     Number Four, Citizens Holding Company and others dated May 11, 1994, incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended December 31, 1994.

10.21Stock Purchase and Merger  Agreement  among Northwest Bank of Enid, BOk and
     The Shareholders of Northwest Bank of Enid effective as of May 16, 1994, incorporated by reference to Exhibit 10.21 of Form 10-K for the fiscal year ended December 31, 1994.

10.22Agreement and Plan of Merger among BOK Financial  Corporation,  BOKF Merger
     Corporation Number Five and Park Cities Bancshares, Inc. dated October 3, 1996, incorporated by reference to Exhibit C of S-4 Registration Statement No. 333-16337.

10.23Agreement  and Plan of Merger  among BOK  Financial  Corporation  and First
     TexCorp.,  Inc.  dated  December  18,  1996,  incorporated  by reference to
     Exhibit 10.24 of S-4 Registration Statement No. 333-16337.

10.24Purchase and Assumption Agreement between Bank of America National Trust and Savings Association and BOK Financial Corporation dated July 27, 1998.

10.25Merger Agreement among BOK Financial  Corporation,  BOKF Merger Corporation
     No. Seven, First Bancshares of Muskogee, Inc., First National Bank and Trust Company of Muskogee, and Certain Shareholders of First Bancshares of Muskogee, Inc. dated December 30, 1998.

10.26Merger Agreement among BOK Financial  Corporation,  BOKF Merger Corporation
     Number Nine, and Chaparral Bancshares, Inc. dated February 19, 1999.

10.27Merger Agreement among BOK Financial  Corporation,  Park Cities Bancshares,
     Inc., Mid-Cities Bancshares, Inc. and Mid-Cities National Bank dated February 24, 1999.

10.28Merger Agreement among BOK Financial  Corporation,  Park Cities Bancshares,
     Inc.,  PC  Interim  State  Bank,   Swiss  Avenue  State  Bank  and  Certain
     Shareholders of Swiss Avenue State Bank dated March 4, 1999.

10.29Merger Agreement among BOK Financial  Corporation,  Park Cities Bancshares,
     Inc. and CNBT Bancshares, Inc. dated August 18, 2000, incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended December 31, 2000.

10.30Merger Agreement among BOK Financial Corporation,  Bank of Tanglewood, N.A.
     and TW Interim Bank dated  October 25, 2002,  incorporated  by reference to
     Exhibit 2.0 of S-4 Registration Statement No. 333-98685.

10.31Remote Outsourcing  Services  Agreement between Bank of Oklahoma,  N.A. and
     Alltel Information Services, Inc., dated September 1, 2002, incorporated by reference to Exhibit 10.30 of the September 30, 2002 10-Q filed on November 13, 2002.

10.32Merger Agreement among BOK Financial  Corporation,  BOKF Merger Corporation
     Number Eleven, Colorado Funding Company, Colorado State Bank and Trust and Certain Shareholders of Colorado Funding Company dated July 8, 2003, filed herewith.

13.0 Annual Report to Shareholders for the fiscal year ended December 31, 2003. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

21.0 Subsidiaries of BOK Financial.

23.0 Consent of independent auditors - Ernst & Young LLP.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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


     (b) Reports on Form 8-K

          On October 16,  2003, a report on Form 8-K was filed  reporting  under
          Item 5 the announcement that BOK Financial Corporation issued a press release on October 15, 2003 announcing its financial results for the third quarter ended September 30, 2003.


     (c) Exhibits

          See Item 15 (a) (3) above.


     (d) Financial Statement Schedules

          See Item 15 (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOK FINANCIAL CORPORATION


DATE:    March 12, 2004               BY:   /s/ George B. Kaiser
       ---------------------------        ----------------------------------
                                          George B. Kaiser
                                          Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

 OFFICERS


 /s/ George B. Kaiser                     /s/ Stanley A. Lybarger
 ----------------------------------       -------------------------------------
 George B. Kaiser                         Stanley A. Lybarger
 Chairman of the Board of Directors       Director, President and Chief
                                          Executive Officer


 /s/ Steven E. Nell                       /s/ John C. Morrow
 ----------------------------------       -------------------------------------
 Steven E. Nell                           John C. Morrow
 Executive Vice President and             Senior Vice President and Director of
 Chief Financial Officer                  Financial Accounting and Reporting

 DIRECTORS

/s/ C. F. Ball, Jr.                       /s/ Robert J. LaFortune
-----------------------------------       -------------------------------------
C. Fred Ball, Jr.                         Robert J. LaFortune

/s/ Sharon J. Bell                        /s/ Philip C. Lauinger, Jr.
-----------------------------------       -------------------------------------
Sharon J. Bell                            Philip C. Lauinger, Jr.

/s/ Joseph E. Cappy                       /s/ John C. Lopez
-----------------------------------       -------------------------------------
Joseph E. Cappy                           John C. Lopez

/s/ Luke R. Corbett                       /s/ Steven J. Malcolm
-----------------------------------       -------------------------------------
Luke R. Corbett                           Steven J. Malcolm

/s/ William E. Durrett                    /s/ Paula Marshall-Chapman
-----------------------------------       -------------------------------------
William E. Durrett                        Paula Marshall-Chapman

/s/ James O. Goodwin
-----------------------------------       -------------------------------------
James O. Goodwin                          Frank A. McPherson

/s/ Robert G. Greer                       /s/ Steven E. Moore
-----------------------------------       -------------------------------------
Robert G. Greer                           Steven E. Moore

/s/ David F. Griffin                      /s/ Robert L. Parker
-----------------------------------       -------------------------------------
David F. Griffin                          Robert L. Parker, Sr.

/s/ V. Burns Hargis                       /s/ James A. Robinson
-----------------------------------       -------------------------------------
V. Burns Hargis                           James A. Robinson

/s/ E. Carey Joullian                     /s/ L. Francis Rooney, III
-----------------------------------       -------------------------------------
E. Carey Joullian, IV                     L. Francis Rooney, III

/s/ David L. Kyle                         /s/ Scott F. Zarrow
-----------------------------------       -------------------------------------
David L. Kyle                             Scott F. Zarrow