Form 10-Q
period 2004-03-31
BOK FINANCIAL CORP ET AL
filed 2004-05-10
CIK 875357

As filed with the Securities and Exchange Commission on May 10, 2004
 ==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________


                           Commission File No. 0-19341


                            BOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------


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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 57,423,244 shares of common stock ($.00006 par value) as of April 30, 2004.


 ==============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2004

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis (Item 2)                         2
      Quantitative and Qualitative Disclosures about Market Risk (Item 3)  18
      Controls and Procedures (Item 4)                                     20
      Report of Management on Consolidated Financial Statements            21
      Consolidated Financial Statements (Unaudited) (Item 1)               22
      Quarterly Financial Summary - Unaudited (Item 2)                     31

Part II.  Other Information
     Item 2. Changes in Securities and Use of Proceeds                     33
     Item 6. Exhibits and Reports on Form 8-K                              33

Signatures                                                                 34


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $39.2 million or $0.60 per diluted common share for the first quarter of 2004 compared to $43.5 million or $0.67 per diluted common share for the same period of 2003. The annualized returns on average assets and equity were 1.16% and 12.59% for the quarter ended March 31, 2004 compared to returns of 1.43% and 15.80% for the first quarter of 2003. The decrease in return on average equity between the two quarters resulted from lower net income and a 12% increase in average shareholders' equity, which is consistent with the company's strategy of retaining earnings to support asset growth.

The $4.3 million or 10% decrease in net income was due primarily to a $3.3 million decrease in net after-tax gains on sales of securities and mark-to-market of derivative contracts and the $1.4 million after-tax cost of appreciated securities contributed to the BOk Charitable Foundation. In addition to these changes, net interest revenue increased $7.3 million or 8% due primarily to earning asset growth. The provision for loan losses decreased $2.9 million due to improvement in credit quality indicators. Fees and commission revenue grew $3.7 million or 5%, primarily due to increased trust, deposit and transaction card fees. This growth in fee revenue was partially offset by a 50% reduction in mortgage banking revenue. Operating expenses, excluding the cost of securities contributed to the BOk Charitable Foundation, increased $12.8 million due primarily to higher personnel and data processing costs.

Net Interest Revenue

Tax-equivalent net interest revenue totaled $104.0 million for the first quarter of 2004 compared to $96.9 million for the same period of 2003. The increase in net interest revenue was due to a $962 million increase in average earning assets, partially offset by a 12 basis point decrease in net interest margin. The growth in average earning assets included a $445 million increase in securities and a $533 million increase in net loans. The growth in average earning assets was funded by a $738 million increase in average interest-bearing liabilities and a $352 million increase in average noninterest-bearing demand deposits. The growth in interest-bearing liabilities included $531 million in transaction deposit accounts and $255 million in funds purchased. Table 1 reflects the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on interest-bearing liabilities both declined in the first quarter of 2004 compared to the first quarter of 2003. The net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, declined to 3.45% from 3.57% for the same period of 2003. The decrease in net interest margin was due to yields on earning assets falling more than rates paid on interest-bearing liabilities. The yield on the securities portfolio decreased 46 basis points and the yield on the loan portfolio decreased 35 basis points compared to the previous year. The mix of earning assets remained constant at 39% securities and 60% loans for both the first quarter of 2004 and 2003. The cost of interest-bearing liabilities decreased 28 basis points for the same periods. The effects of declining interest rates on asset yields and rates paid for the past five quarters are presented in the Quarterly Financial Summary.

------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended
                                                 March 31, 2004 / 2003
                                           -----------------------------------
                                                         Change Due To (1)
                                                      ------------------------
                                                                     Yield /
                                              Change     Volume       Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                                $   1,881   $ 6,569    $ (4,688)
  Trading securities                              110        67          43
  Loans                                         1,924     7,598      (5,674)
  Funds sold and resell agreements                (67)      (90)         23
------------------------------------------------------------------------------
Total                                           3,848    14,144     (10,296)
------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         (1,194)    1,263      (2,457)
  Savings deposits                                (63)       11         (74)
  Time deposits                                (1,334)       72      (1,406)
  Federal funds purchased and repurchase
   agreements                                     (59)      676        (735)
  Other borrowings                               (503)     (201)       (302)
  Subordinated debentures                         (84)       (7)        (77)
------------------------------------------------------------------------------
Total                                          (3,237)    1,814      (5,051)
------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           7,085    12,330      (5,245)
 Decrease in tax-equivalent adjustment            206
------------------------------------------------------------------------------
Net interest revenue                        $   7,291
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

BOK Financial follows a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth. The proceeds of these borrowed funds are invested in securities. The primary objective of this strategy is to enhance revenue opportunities. In the current market conditions, this strategy also helps manage our overall interest rate risk. The interest rate on these borrowed funds, which generally reacts quickly to changes in market interest rates, tends to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposits. Although this strategy may reduce net interest margin, it provides positive net interest revenue. We estimate that for the first quarter of 2004, this strategy enhanced net interest revenue $14.9 million, compared to $13.6 million for the first quarter of 2003. Excluding this strategy, net interest margin for the first quarter of 2004 was 3.51% compared to 3.62% for the first quarter of 2003. Average securities purchased and funds borrowed under this strategy were $1.9 billion in first quarter of 2004 and 2003. As more fully discussed in the Market Risk section of this report, we employ various techniques to manage, within certain parameters, the interest rate and liquidity risks inherent in this strategy. The effectiveness of these techniques is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 17.

Other Operating Revenue

Other operating revenue for the first quarter of 2004 decreased $1.4 million or 2% compared to the first quarter of 2003. Fees and commissions increased $3.7 million or 5% and continue to represent a significant portion of total revenue. Fees and commissions represented 42% of total revenue, excluding gains and losses on securities and derivatives, in the first quarter of 2004. This is compared to 43% for the same period of 2003. Trust fees and commissions grew $3.5 million or 35% due to increased fair value of assets managed and the acquisition of Colorado State Bank and Trust ("CSBT") during 2003. The fair value of trust assets increased 24% to $21 billion compared to a year ago, including $2.6 billion due to value appreciation and new business and $1.6 billion from the CSBT acquisition. Service charges on deposit accounts increased $3.2 million or 17% and transaction card revenue increased $2.0 million or 16%. The growth in transaction card revenue was due to increased volume. Mortgage banking revenue decreased $7.8 million or 50%. The causes of this decrease are more fully discussed in the Lines of Business - Mortgage Banking section of this report.

BOK Financial realized net gains on securities sales of $4.3 million during the first quarter of 2004 compared to net gains of $9.7 million during the first quarter of 2003. These amounts included net gains from sales of securities designated as an economic hedge of the mortgage servicing portfolio of $2.2 million in 2004 compared to net gains of $3.2 million in 2003. The remaining net gains on sales of securities, which resulted from total return management of the securities portfolio, were $2.1 million in 2004 compared to net gains of $6.5 million in 2003. The expected duration of the securities portfolio at March 31, 2004 was 3 years, approximately the same as December 31, 2003 and within established guidelines. Our strategies during the first quarter of 2004 were to increase the size of the securities portfolio by approximately $200 million and to continue management of extension risk. Approximately $1.2 billion of sales proceeds were generated from securities sales during the first quarter and $212 million was received from maturities. A total of $1.6 billion was invested in the securities portfolio during the quarter.

Net losses on derivatives primarily represent the mark to market of the derivative portfolio used for interest rate risk management. Additional discussion regarding BOK Financial's use of derivative instruments is located in the Market Risk section of this report.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                 2004           2003             2003            2003             2003
                                           -------------------------------------------------------------------------------

Brokerage and trading revenue               $   10,011     $    9,259       $   12,220      $   10,459       $    9,214
Transaction card revenue                        14,724         14,496           14,260          14,059           12,676
Trust fees and commissions                      13,709         12,976           11,762          10,845           10,180
Service charges and fees
  on deposit accounts                           22,155         22,346           21,106          19,606           18,984
Mortgage banking revenue, net                    7,744          7,457           12,735          16,609           15,535
Leasing revenue                                    887            905              949             795              859
Other revenue                                    6,624          6,752            7,098           5,555            4,660
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    75,854         74,191           80,130          77,928           72,108
--------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                             684             70               14               8              730
Gain (loss) on sales of securities, net          4,277           (951)         (12,007)         10,457            9,689
Loss on derivatives, net                          (995)        (2,259)          (4,709)         (1,111)          (1,296)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   79,820     $   71,051       $   63,428      $   87,282       $   81,231
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the quarter ended March 31, 2004 totaled $116.0 million, a $16.9 million increase compared to the first quarter of 2003. Operating expenses in 2004 included a $4.1 million contribution of appreciated securities to the BOk Charitable Foundation. Operating expenses increased $12.8 million or 13% excluding this contribution.

Personnel expense increased $4.4 million or 8% compared to the first quarter of 2003. This increase included $2.6 million from CSBT and $1.6 million from executive deferred compensation plans. The cost of these plans varies with changes in the value of BOK Financial common stock, which increased $2.28 or 6% per share during the first quarter of 2004. Additionally, the cost of these plans may vary with changes in performance measured against pre-defined targets. Excluding the effects of the CBST acquisition and the deferred compensation plans, personnel expense increased $214 thousand to $54.0 million. Regular compensation expense increased $835 thousand or 2% to $34.7 million. Average regular compensation per full time equivalent employee ("FTE") increased 6% while the number of FTE decreased by 108. Incentive compensation, which totaled $10.3 million, decreased $238 thousand from last year. Employee benefit costs decreased $396 thousand or 4% to $9.0 million.

Data processing costs increased $2.9 million or 25% due primarily to $1.1 million of expenses related to higher transaction card, trust and deposit processing volumes. Amortization expense from our new core data processing system implemented in the fourth quarter of 2003 contributed $566 thousand to the increase in data processing expense.

Mortgage banking expenses, including the provision for impairment of mortgage servicing rights, increased $2.9 million compared with the first quarter of 2003. Variations in these expenses, which are both affected by changes in interest rates, are more fully discussed in the Lines of Business section of this report.

----------------------------------------------------------------------------------------------------------------------
 Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2004             2003           2003              2003             2003
                                   ----------------------------------------------------------------------------------
Personnel                          $    58,209     $    58,639     $    56,915      $    53,584      $     53,784
Business promotion                       3,350           3,773           2,912            2,781             3,471
Contribution of stock to
   BOk Charitable Foundation             4,125               -               -                -                 -
Professional fees and services           3,899           4,312           4,454            5,404             3,765
Net occupancy and equipment             11,851          12,066          11,600           11,240            11,061
Data processing & communications        14,641          13,869          13,008           12,940            11,720
FDIC and other insurance                   604             632             589              530               516
Printing, postage and supplies           3,317           3,589           3,459            3,523             3,359
Net gains and operating expenses
  on repossessed assets                    114            (355)            283              335                 8
Amortization of intangible assets        2,138           2,588           1,959            1,777             1,777
Mortgage banking costs                   5,843           6,105           8,268           11,481            14,442
Provision (recovery) for impairment
  of mortgage servicing rights           3,703          (2,260)        (16,186)           3,353            (7,830)
Other expense                            4,249           5,363           3,510            4,916             3,082
---------------------------------------------------------------------------------------------------------------------
  Total                            $   116,043     $   108,321     $    90,771      $   111,864      $     99,155
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense totaled $20.4 million or 34% of book taxable income for the first quarter of 2004 compared to $24.2 million or 36% for the same period of 2003. The reduction in income tax expense as a percent of book taxable income for 2004 reflected the benefit of contributing appreciated securities to the BOk Charitable Foundation. Excluding this benefit, income tax expense would have been $21.6 million or 36% of book taxable income.

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

The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 90 days for certain rate-sensitive deposits to five years. Economic capital is assigned to the business units based on an allocation method that reflects management's assessment of risk. Management uses a third-party developed capital allocation model. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Additional capital is assigned to the regional banks line of business based on BOK Financial's investment in those entities.

Corporate Banking

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses principally in Oklahoma. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries and includes the TransFund ATM network. The Corporate Banking Division contributed $16.2 million or 41% to consolidated net income for the first quarter of 2004. This compares to $14.1 million or 32% of consolidated net income for the first quarter of 2003. Net interest revenue increased $2.2 million or 8% due primarily to a 7% increase in average assets. Other operating revenue increased $3.1 million or 17% due primarily to a $1.8 million increase in TransFund revenue. Operating expenses increased to $23.0 million for the first quarter of 2004 from $21.0 million for the same period of the prior year primarily due to a $1.4 million increase in TransFund transaction processing costs.

Table 4 - Corporate Banking
 (Dollars in Thousands)
                                                   Three months ended March 31,
                                                 ------------------------------
                                                      2004             2003
                                                 ------------------------------
NIR (expense) from external sources            $      36,305    $      36,434
NIR (expense) from internal sources                   (5,629)          (8,001)
                                                   ----------       ----------
Total net interest revenue                            30,676           28,433

Other operating revenue                               21,664           18,528
Operating expense                                     23,005           21,022
Net loans charged off                                  2,765            2,854
Net income                                            16,235           14,106

Average assets                                 $   4,642,770    $   4,325,849
Average equity                                       334,590          297,100

Return on assets                                         1.41%           1.32%
Return on equity                                        19.52%          19.25%
Efficiency ratio                                        43.95%          44.76%

Consumer Banking

The Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and Online Banking. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC, Inc.'s retail brokerage division. BOSC, Inc. is a full service broker/dealer subsidiary of BOK Financial. The Consumer Banking Division contributed $2.3 million or 6% to consolidated net income for the first quarter of 2004. This compares to $1.9 million or 4% of consolidated net income for the first quarter of 2003. Other operating revenue increased $1.8 million, or 16% over the first quarter of 2003 due primarily to increases in deposit service charges. Operating expenses increased $1.8 million or 11% due primarily to growth in personnel costs.

Table 5 - Consumer Banking
 (Dollars in Thousands)
                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -----------------------------
NIR (expense) from external sources            $      (3,991)   $      (4,424)
NIR (expense) from internal sources                   14,681           14,521
                                                  -----------      -----------
Total net interest revenue                            10,690           10,097

Other operating revenue                               13,017           11,235
Operating expense                                     18,169           16,360
Net loans charged off                                  1,789            1,918
Net income                                             2,291            1,866

Average assets                                 $   2,650,517    $   2,447,310
Average equity                                        62,290           61,820

Return on assets                                         0.35%           0.31%
Return on equity                                        14.79%          12.24%
Efficiency ratio                                        76.64%          76.69%

Mortgage Banking

BOK Financial engages in mortgage banking activities through BOk Mortgage. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Consolidated mortgage banking revenue, which is included in other operating revenue, decreased $7.8 million or 50% compared to the first quarter of 2003. Mortgage servicing revenue fell by $1.4 million due to an 18% decrease in the principal balance of loans serviced for others. Secondary marketing gains decreased $6.4 million as the volume of loans funded fell.

BOK Mortgage is comprised of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage interest rates are low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage interest rates are relatively high and prepayments are low. A sharp increase in interest rates in mid-2003 from historic lows significantly reduced the volume of loan applications in subsequent quarters. This resulted in lower loan production revenue during the first quarter. Additionally, interest rates decreased slightly during the first quarter of 2004, which required a provision for impairment of mortgage servicing rights.

Loan Production Sector

Pre-tax income from loan production decreased to $1.9 million for the first quarter of 2004 compared to $10.8 million for the previous year's first quarter. Operating revenue from loan production was $3.9 million in the first quarter of 2004, including $3.2 million of capitalized mortgage servicing rights, compared to revenue from loan production of $11.1 million in the first quarter of 2003, including $5.5 million of capitalized mortgage servicing rights. Mortgage loans funded totaled $160 million in the first quarter of 2004 compared to $331 million during the same period last year. The decrease in loan production revenue and volume of loans funded reflected the effects of higher interest rates on refinancing activities. Approximately 43% of loans funded during the first quarter of 2004 were for refinanced loans compared to 74% for the first quarter of 2003. The pipeline of mortgage loan applications totaled $300 million at

March 31, 2004, compared to $208 million at the end of the preceding quarter.

Loan Servicing Sector

The loan servicing sector incurred a pre-tax loss of $2.5 million for the first quarter of 2004 compared to pre-tax income of $4.1 million for the same period of 2003. This change in pre-tax operating results was due primarily to the effects of falling interest rates during the first quarter of 2004, which required a provision for impairment of mortgage servicing rights of $3.7 million. This provision was partially offset by gains on sales of securities designated as an economic hedge which totaled $2.2 million. During the first quarter of 2003, rising interest rates resulted in a $7.8 million partial recovery of the provision for impairment of mortgage servicing rights. We also recognized gains of $3.2 million from sales of securities designated as an economic hedge. Changes in interest rates also affected amortization expense, which is based on both actual and anticipated loan prepayments. Amortization expense decreased to $5.2 million in 2004 compared to $13.1 million in 2003 due to rising interest rates and a reduction in loan prepayment speeds relative to a year ago.

Servicing revenue totaled $4.8 million in 2004 compared to $6.1 million in 2003. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced, including loans serviced for BOk, was $4.7 billion for the first quarter of 2004 compared to $5.6 billion for the first quarter of 2003. The decrease in loans serviced reflected both the rapid refinancing of mortgage loans and our decision to curtail purchases of mortgage loan servicing.

The valuation allowance for impairment of mortgage servicing rights totaled $26 million at March 31, 2004 compared to $47 million at March 31, 2003 and $32 million at December 31, 2003. A valuation allowance is provided to reduce the carrying value of servicing rights to the lower of fair value or amortized cost segregated by impairment strata. Impairment strata are determined by interest rate bands and by loan types, either conventional or government-backed. The fair value of servicing rights is based on estimated revenues that will be generated over the servicing period, less estimated costs to service the loans. The valuation allowance may be reversed, in part or in whole, if the fair value of servicing rights in a particular impairment strata increase or if the amortized cost of servicing rights in a particular strata decrease. Fair value may increase if anticipated loan prepayment speeds decrease. Amortized cost of a particular impairment stratum will decrease through amortization. We periodically review the various impairment strata to determine whether the values of the impaired servicing rights are likely to recover. When it becomes probable that the impairment is other than temporary based on an estimate of fair values over a range of interest rates and prepayment speeds, a permanent impairment write-down of the servicing rights is charged against the valuation allowance. A $10.1 million write-down of mortgage servicing rights against the valuation allowance was recorded during the first quarter of 2004.

Table 6 - Mortgage Banking
 (Dollars in Thousands)
                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -----------------------------
NIR (expense)  from external sources           $       5,785    $       7,689
NIR (expense) from internal sources                   (3,038)          (2,798)
                                                   ----------       ----------
Total net interest revenue                             2,747            4,891

Capitalized mortgage servicing rights                  2,696            5,521
Other operating revenue                                5,967           12,798
Operating expense                                      9,966           18,830
Provision (recovery) for impairment of
   mortgage servicing rights                           3,703           (7,830)
Gains on sales of financial instruments, net           2,233            3,193
Net income (loss)                                       (100)           9,313

Average assets                                 $     588,758    $     656,632
Average equity                                        61,470           36,990

Return on assets                                        (0.07)%          5.75%
Return on equity                                        (0.65)%        102.11%
Efficiency ratio                                        87.34%          81.13%

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. We may also use "to be announced" ("TBA") securities as part of our economic hedging strategy. These TBA securities are considered derivative instruments. Because the fair values of these securities and derivatives are expected to vary inversely to the fair value of the servicing rights, they are expected to offset risk. No special hedge accounting treatment is applicable to either the mortgage servicing rights or the assets designated as an economic hedge. Changes in fair value of available for sale securities are recognized in shareholders' equity, net of taxes, and changes in the fair value of TBA securities are recognized in income.

This hedging strategy presents certain risks. A well-developed market determines the fair value for securities and related derivatives. However, there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At March 31, 2004, assets with a fair value of $220 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and assets held as a hedge is modeled over a range of +/- 50 basis points. Additionally, the estimated effect of a +100 basis point change in interest rates is presented due to the rise in interest rates that has occurred subsequent to March 31, 2004. At March 31, 2004, the pre-tax results of this modeling on reported earnings were:

Table 7 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease   100 bp increase
                                           --------------   --------------   ---------------
Anticipated change in:
Fair value of mortgage servicing rights       $ 9,308          $ (14,247)       $ 15,491
Fair value of hedging securities               (7,911)            10,202         (12,790)
                                          ----------------------------------------------------
   Net                                        $ 1,397          $  (4,045)       $  2,701
                                          ----------------------------------------------------

Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker/dealer. Trust and private financial services include sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are primarily provided to clients in Oklahoma, Texas, Arkansas and New Mexico. Trust services provided through Colorado State Bank and Trust are included in the regional banking line of business. Additionally, trust services include a nationally competitive, self-directed 401-(k) program. Brokerage and trading activities within the wealth management line of business consist of retail sales of mutual funds, securities and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services.

Wealth management contributed $2.9 million or 7% to consolidated net income for the first quarter of 2004 compared to $2.3 million or 5% in the first quarter of last year. The increase was due primarily to growth in trust fees, which increased $2.0 million or 19%. At March 31, 2004, the wealth management line of business was responsible for trust assets with aggregate market values of $19 billion under various fiduciary arrangements, compared to $16 billion a year ago. The growth in trust assets reflected increased market value of assets managed in addition to new business generated. We have sole or joint discretionary authority over $7.7 billion of trust assets at March 31, 2004 compared to $6.7 billion at March 31, 2003.

Table 8 - Wealth Management
(Dollars in Thousands)
                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -----------------------------
NIR (expense) from external sources            $       1,038    $         329
NIR (expense) from internal sources                    1,811            2,250
                                                  -------------   -------------
Total net interest revenue                             2,849            2,579

Other operating revenue                               22,930           20,485
Operating expense                                     20,985           19,244
Net income                                             2,895            2,308

Average assets                                 $     713,077    $     637,316
Average equity                                        73,600           69,370

Return on assets                                         1.63%          1.47%
Return on equity                                        15.82%         13.49%
Efficiency ratio                                        81.40%         83.44%

Regional Banking

Regional banks include Bank of Texas, Bank of Albuquerque, Bank of Arkansas, and Colorado State Bank and Trust. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Regional banks contributed $13.2 million or 34% to consolidated net income for the first quarter of 2004. This compares to $9.7 million or 22% of consolidated net income for the first quarter of 2003.

BOK Financial's operations in Texas, New Mexico, Arkansas and Colorado contributed $8.7 million, $3.2 million, $585 thousand and $748 thousand, respectively, to consolidated net income for the first quarter of 2004. This compared to $6.2 million, $2.7 million, $354 thousand and $498 thousand, respectively, for the first quarter of 2003. Net income from operations in Texas increased $2.5 million or 40% compared to last year. Net interest revenue grew $2.8 million or 12% while operating expenses decreased $392 thousand or 2%. Net income from operations in New Mexico increased $528 thousand or 20% due primarily to a $757 thousand or 29% increase in other operating revenue.

Average assets increased $840 million or 18% compared to the first quarter of 2003. This increase included $396 million from the acquisition of Colorado State Bank and Trust. In addition, a 14% increase in deposits for both Texas and New Mexico funded asset growth, including increased outstanding loans of 4% in New Mexico and 3% in Texas.

Table 9 - Regional Banks
(Dollars in Thousands)

                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -----------------------------
NIR (expense) from external sources            $      46,459    $      38,490
NIR (expense) from internal sources                   (3,847)          (2,932)
                                                  -------------    ------------
Total net interest revenue                            42,612           35,558

Other operating revenue                               10,832            7,823
Operating expense                                     31,571           27,062
Net loans charged off                                  1,118            1,317
Gains on sales of financial instruments, net               -              339
Net income                                            13,226            9,725

Average assets                                 $   5,465,683    $   4,626,151
Average equity                                       502,550          424,170

Return on assets                                         0.97%           0.85%
Return on equity                                        10.58%           9.30%
Efficiency ratio                                        59.07%          62.38%

Discussion and Analysis of Operations

Loans

The aggregate loan portfolio at March 31, 2004 totaled $7.5 billion and increased $17 million during the quarter. Residential mortgage loans, including loans held for sale, increased $44 million. This was partially offset by a $17 million reduction in outstanding commercial loans and an $11 million decrease in commercial real estate loans.

---------------------------------------------------------------------------------------------------------------------
Table 10 - Loans
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2004             2003           2003             2003            2003
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,107,866    $   1,231,599   $   1,144,354   $   1,121,285    $   1,147,875
  Manufacturing                            501,296          482,657         531,242         532,849          523,055
  Wholesale/retail                         717,409          668,202         670,151         693,175          626,362
  Agricultural                             228,334          228,222         188,925         164,480          163,823
  Services                               1,400,521        1,383,835       1,303,186       1,247,129        1,254,894
  Other commercial and industrial          364,239          342,187         342,364         331,070          297,226
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,319,665        4,336,702       4,180,222       4,089,988        4,013,235
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        451,119          436,087         414,288         363,956          371,680
  Multifamily                              253,272          271,119         296,136         287,613          306,409
  Other real estate loans                  914,834          922,886         861,659         812,282          783,674
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,619,225        1,630,092       1,572,083       1,463,851        1,461,763
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,032,396        1,015,643       1,002,080         921,320          951,415
  Residential mortgages held for sale       83,556           56,543         109,035         144,890          146,092
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,115,952        1,072,186       1,111,115       1,066,210        1,097,507
---------------------------------------------------------------------------------------------------------------------

Consumer                                   445,734          444,909         428,136         422,839          403,984
---------------------------------------------------------------------------------------------------------------------

  Total                              $   7,500,576    $   7,483,889   $   7,291,556   $   7,042,888    $   6,976,489
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to energy customers totaled $1.1 billion or 15% of total loans at March 31, 2004. Approximately $916 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy loan category also included loans to borrowers involved in the transportation of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. The aggregate outstanding balance of energy loans decreased $124 million or 10% during the first quarter as currently high prices for oil and natural gas provided cash flow to the industry. This included a decrease of $76 million in our Oklahoma markets, $38 million in Texas and $10 million in Colorado. Outstanding loans to the services industry totaled $1.4 billion at March 31, 2004. Services included loans that totaled $257 million to nursing homes and $136 million to the healthcare industry. Agriculture loans, which were unchanged during the quarter, included $187 million of loans to the cattle industry. Outstanding loans to the wholesale/retail sector of the portfolio increased $49 million or 7%. Loans to the manufacturing sector increased $19 million or 4% with growth noted in all markets. Other notable loan concentrations by primary industry of the borrowers are presented in Table 10.

Commercial real estate loans totaled $1.6 billion at March 31, 2004 or 22% of the total loan portfolio. Construction and land development loans increased $15 million. Construction and land development loans included $292 million for single-family residential lots and premises. Multifamily real estate loans decreased $18 million or 7% due primarily to a $22 million reduction in multifamily loans in Texas. The major components of other commercial real estate loans were office buildings - $306 million and retail facilities - $299 million.

Residential mortgage loans, excluding loans held for sale, included $377 million of home equity loans, $277 million of loans held for business relationship, $231 million of adjustable rate mortgage loans and $133 million of loans held for community development. Consumer loans included $209 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 14% of the indirect automobile loan portfolio was considered sub-prime.

While BOK Financial continued to increase geographic diversification through expansion into Texas, New Mexico and Colorado, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 11 presents the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
Table 11 - Loans by Principal Market Area
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2004             2003           2003             2003            2003
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,811,555    $   2,802,852   $   2,713,411   $   2,754,718    $   2,613,235
   Commercial real estate                  833,317          789,868         742,444         770,486          782,842
   Residential mortgage                    716,512          699,274         691,233         644,942          679,727
   Residential mortgage held for sale       83,556           56,543         109,035         144,890          146,092
   Consumer                                332,036          324,305         313,113         309,632          299,404
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,776,976    $   4,672,842   $   4,569,236   $   4,624,668    $   4,521,300
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $     932,302    $     963,340   $     898,075   $     840,470    $     889,127
   Commercial real estate                  460,659          477,561         460,292         444,162          459,605
   Residential mortgage                    205,163          204,481         197,814         202,423          195,179
   Consumer                                 91,331          101,269          96,668         100,148           91,182
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,689,455    $   1,746,651   $   1,652,849   $   1,587,203    $   1,635,093
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Commercial                        $     317,488    $     297,896   $     296,710   $     297,371    $     298,051
   Commercial real estate                  161,529          175,745         167,412         180,000          155,240
   Residential mortgage                     64,887           66,179          65,853          68,374           71,598
   Consumer                                 10,837           11,070          10,371          10,703           11,040
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     554,741    $     550,890   $     540,346   $     556,448    $     535,929
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Commercial                        $      58,398    $      63,480   $      68,977   $      58,346    $      61,805
   Commercial real estate                   59,181           75,452          77,607          69,203           64,076
   Residential mortgage                      8,271            6,245           5,209           5,581            4,911
   Consumer                                  2,970            2,671           2,480           2,356            2,358
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     128,820    $     147,848   $     154,273   $     135,486    $     133,150
                                    ---------------------------------------------------------------------------------

Colorado (1):
   Commercial                        $     199,922    $     209,134   $     203,049   $     139,083    $     151,017
   Commercial real estate                  104,539          111,466         124,328               -                -
   Residential mortgage                     37,563           39,464          41,971               -                -
   Consumer                                  8,560            5,594           5,504               -                -
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     350,584    $     365,658   $     374,852   $     139,083    $     151,017
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $   7,500,576    $   7,483,889   $   7,291,556   $   7,042,888    $   6,976,489
                                    ---------------------------------------------------------------------------------

(1) Includes Denver loan production office.

Other Derivatives with Credit Risk

BOK Financial offers a program that permits its customers to hedge various risks. Much of the focus of these programs had been on assisting energy producing customers to hedge against price fluctuations and to take positions through energy derivative contracts. We have added or expanded programs to assist customers in managing their interest rate and foreign exchange risks during 2003. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOk. Offsetting contracts are executed between BOk and selected counterparties to minimize the risk to us of changes in energy prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or fee paid to BOk as compensation for administrative costs, credit risk and profit.

These programs create credit risk for amounts due to BOk from its customers and counterparties. Customer and counterparty credit risks are monitored through existing policies. Margin collateral may be required from customers and counterparties based on assessment of credit risk.

A deterioration of the credit standing of one or more counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of a counterparty deteriorated such that either the fair value of energy production no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value. At March 31, 2004, the fair value derivative contracts reported as assets under these programs totaled $221 million. This included energy contracts with fair values of $216 million and foreign exchange contracts with fair values of $5 million. The aggregate fair values of offsetting liability contracts totaled $223 million. Approximately 65% of the fair value of asset contracts was with customers. The remaining 35% was with counterparties. Conversely, approximately 69% of the fair value of liability contracts was with counterparties. The remaining 31% was due to various customers. The maximum exposure to any single customer or counterparty totaled $33 million.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $130 million at March 31, 2004 compared to $129 million at December 31, 2003 and $120 million at March 31, 2003. These amounts represent 1.75%, 1.73% and 1.75%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The reserve for loan losses also represented 280% of nonperforming loans at March 31, 2004, up from 244% at December 31, 2003 and 236% at March 31, 2003. Net loans charged-off during the first quarter totaled $5.8 million, compared to $6.3 million in the fourth quarter of 2003 and $6.3 million in the first quarter of 2003. Based on credit quality indicators, the provision for loan losses was reduced from $9.9 million in the first quarter of 2003 to $7.0 million in the first quarter of 2004. Table 12 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
Table 12 - Summary of Loan Loss Experience
(In thousands)
                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                       March 31,       Dec. 31,       Sept. 30,        June 30,        March 31,
                                         2004            2003           2003            2003             2003
                                   --------------------------------------------------------------------------------
Beginning balance                   $     128,639  $     126,971   $     122,772  $     119,699    $     116,070
 Loans charged-off:
  Commercial                                4,188          3,116           4,362          4,709            4,144
  Commercial real estate                        -             37              46              -                5
  Residential mortgage                        349            594             590            137              400
  Consumer                                  3,425          3,802           3,158          2,873            3,502
-------------------------------------------------------------------------------------------------------------------
  Total                                     7,962          7,549           8,156          7,719            8,051
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged-off:
   Commercial                                 580            111             553            128               95
   Commercial real estate                      17              2              40              3                8
   Residential mortgage                        20              6              25             14               38
   Consumer                                 1,517          1,097           1,234          1,144            1,627
-------------------------------------------------------------------------------------------------------------------
    Total                                   2,134          1,216           1,852          1,289            1,768
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                       5,828          6,333           6,304          6,430            6,283
Provision for loan losses                   7,027          8,001           8,220          9,503            9,912
Additions due to acquisitions                   -              -           2,283              -                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     129,838  $     128,639   $     126,971  $     122,772    $     119,699
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.75%          1.73%           1.77%          1.78%            1.75%
 Net loan losses (annualized)
  to average loans (1)                       0.31           0.35            0.36           0.38             0.37
-------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral value. At March 31, 2004, specific impairment reserves totaled $3.7 million on total impaired loans of $40 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each factor identified. At March 31, 2004 the range of potential losses for the more significant factors was:

General economic conditions         $ 6.4 million    - $  9.3 million
Concentration of large loans        $ 1.5 million    - $  3.1  million

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

Nonperforming Assets

Information regarding nonperforming assets, which totaled $52 million at March 31, 2004, $60 million at December 31, 2003 and $56 million at March 31, 2003 is presented in Table 13. Nonperforming assets included nonaccrual loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans decreased $6.3 million during the first quarter of 2004, including $9.2 million from cash payments received and $3.4 million from charge-offs and foreclosure. This decrease was partially offset by newly identified nonaccruing loans of $7.8 million.

---------------------------------------------------------------------------------------------------------------------
Table 13 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,     Sept. 30,    June 30,      March 31,
                                                     2004          2003          2003         2003          2003
                                               ----------------------------------------------------------------------
Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    30,751   $    41,360   $    38,253  $    41,364   $    39,576
   Commercial real estate                             5,953         2,311         2,528        4,719         3,585
   Residential mortgage                               8,649         7,821         8,568        8,323         6,202
   Consumer                                           1,024         1,189         1,439        1,213         1,350
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         46,377        52,681        50,788       55,619        50,713
Other nonperforming assets                            5,954         7,186         7,920        5,713         5,350
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    52,331   $    59,867   $    58,708  $    61,332   $    56,063
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               279.96%       244.18%       250.00%      220.74%       236.03%
 Nonperforming loans to
  period-end loans (2)                                0.63          0.71          0.71         0.81          0.74
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    16,376   $    14,944    $   12,372   $    6,996   $     7,921
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     4,420   $     4,132    $     4,519  $     4,669  $     5,185

(2) Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in nonperforming assets. Known information does, however, cause management to have concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $69 million at March 31, 2004 compared to $56 million at December 31, 2003 and $56 million at March 31, 2003. At March 31, 2004 the composition of potential problem loans by primary industry categories included energy and related services - $24 million, healthcare - $10 million and manufacturing - $10 million.

Deposits

Total deposits increased $146 million to $9.4 billion during the first quarter of 2004. Demand deposits increased $273 million to $1.9 billion. This increase was partially offset by a $183 million decrease in interest-bearing transaction accounts. Core deposits which we define as deposits of less than $100,000 excluding public funds and broker deposits, decreased $78 million or 2%. Public funds increased $122 million or 20% during the quarter due to the timing of tax receipts for municipalities and school districts. Brokered deposits decreased $30 million to $243 million at March 31, 2004. The remaining deposits, which were comprised of account balances in excess of $100,000 increased $102 million or 3% during the quarter.

The distribution of deposit accounts among BOK Financial's principal markets is shown in Table 14. Total deposits grew by $152 million or 2% during the first quarter primarily in the Oklahoma and Texas markets. This growth was partially offset by a $23 million decrease in deposits in Northwest Arkansas due primarily to a decrease in large time deposits.

---------------------------------------------------------------------------------------------------------------------
Table 14 - Deposits by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2004            2003            2003             2003            2003
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,137,710   $   1,025,483    $     944,670   $   1,216,746    $   1,014,983
   Interest-bearing:
     Transaction                         2,212,752       2,246,675        2,098,537       2,100,705        2,099,096
     Savings                               101,656          98,611          103,292         107,591          109,954
     Time                                2,439,732       2,403,293        2,498,235       2,380,844        2,572,531
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,754,140       4,748,579        4,700,064       4,589,140        4,781,581
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,891,850   $   5,774,062    $   5,644,734   $   5,805,886    $   5,796,564
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     562,089   $     421,292    $     427,473   $     412,301    $     344,228
   Interest-bearing:
     Transaction                         1,087,918       1,213,777        1,064,835       1,004,029        1,023,917
     Savings                                34,734          35,702           36,594          36,289           36,965
     Time                                  526,082         505,463          507,702         532,402          542,101
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,648,734       1,754,942        1,609,131       1,572,720        1,602,983
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,210,823   $   2,176,234    $   2,036,604   $   1,985,021    $   1,947,211
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Demand                            $     124,557   $     106,050    $     103,262   $     104,896    $      89,464
   Interest-bearing:
     Transaction                           347,763         370,294          348,579         308,901          307,411
     Savings                                20,306          20,728           22,720          24,621           27,036
     Time                                  329,063         317,924          306,920         299,877          296,492
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  697,132         708,946          678,219         633,399          630,939
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     821,689   $     814,996    $     781,481   $     738,295    $     720,403
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Demand                            $      12,402   $      16,351    $      15,788   $      12,723    $      11,761
   Interest-bearing:
     Transaction                            24,003          28,411           22,226          21,652           21,756
     Savings                                 1,545           1,341            1,059           1,039            1,269
     Time                                   90,699         105,598          123,789         126,566          135,756
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  116,247         135,350          147,074         149,257          158,781
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     128,649   $     151,701    $     162,862   $     161,980    $     170,542
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      84,505   $      79,424    $      75,183   $           -    $           -
   Interest-bearing:
     Transaction                           166,179         162,651          164,350               -                -
     Savings                                19,847          18,347           17,140               -                -
     Time                                   42,032          42,448           44,871               -                -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  228,058         223,446          226,361               -                -
                                    ---------------------------------------------------------------------------------
      Total Colorado                  $     312,563   $     302,870    $     301,544   $          -    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits          $   9,365,574   $   9,219,863    $   8,927,225   $   8,691,182    $   8,634,720
                                    ---------------------------------------------------------------------------------

Capital

Shareholders' equity increased $67 million during the first quarter of 2004 and totaled $1.3 billion at March 31, 2004. The increase was primarily due to net income for the quarter and a $27 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income resulted from appreciation in the fair value of BOK Financial's portfolio of available for sale securities.

BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. For a banking institution to qualify as well capitalized, as defined by the banking agencies, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. BOK Financial's capital ratios are presented in Table 15. Additionally, each subsidiary bank exceeds the regulatory definition of well capitalized.

---------------------------------------------------------------------------------------------------------
Table 15 - Capital Ratios
                                    March 31,       Dec. 31,      Sept. 30,      June 30,      March 31,
                                      2004            2003           2003          2003          2003
                                 ------------------------------------------------------------------------
Average shareholders' equity
  to average assets                   9.24%           9.06%          9.03%          9.19%         9.02%
Risk-based capital:
  Tier 1 capital                      9.32            9.15           8.84           9.32          9.20
  Total capital                      11.45           11.31          11.02          11.85         12.11
Leverage                              7.34            7.17           7.03           7.21          7.03

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

The following table presents the estimated number of common shares that would be required to be issued and the cash value equivalent if the market value of BOK Financial's common stock remained at $41.00, its closing price on March 31, 2004, and if all holders exercised their rights under the price guarantee agreement.

                                                                                               Cash
                                                                                            Equivalent
                                                                                                of
                                                                           Additional       Additional
                                                              Number         Shares           Shares
               Benchmark                     Benchmark          Of             To              (In
                 Period                        Price          Shares          Issue         Thousands)
------------------------------------------------------------------------------------------------------------

  October 25, 2004 - December 24, 2004          36.30         203,951              -             -

  October 25, 2005 - December 24, 2005          38.80         203,951              -             -

  October 25, 2006 - December 24, 2006          41.30         203,951          1,502            62

  October 25, 2007 - December 24, 2007          43.81         203,951         13,953           572

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

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest-bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest-bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected average duration of 3 years while the related funds borrowed have an average duration of 90 days. Securities purchased and funds borrowed under this strategy averaged $1.9 billion during the first quarter of 2004.

Additionally, BOK Financial uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain loans with funding sources and long-term certificates of deposit with earning assets. During the first quarters of 2004 and 2003, net interest revenue increased $2.4 million and $3.3 million, respectively, from periodic settlements of these contracts. Additionally, a net loss of $995 thousand was recognized in the first quarter of 2004 compared to a net loss of $1.3 million in the first quarter of 2003 from adjustments of interest rate swaps to fair value. Credit risk from these swaps is closely monitored. Derivative contracts are not used for speculative purposes.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Interest Rate Swaps
(In Thousands)

                     Notional                Pay                  Receive             Positive         Negative
                      Amount                 Rate                   Rate             Fair Value       Fair Value
                -----------------------------------------------------------------------------------------------------
Expiration:
2004                   $19,444         1.11%(1) - 4.22%       1.09%(1) - 6.98%     $         9       $      (30)
2006                    30,771         1.09%(1) - 5.43%       1.09%(1) - 2.10%              75           (1,012)
2007                   285,000       1.09%(1) - 1.11%(1)       3.10% - 4.51%             3,238                -
2008                   112,000             1.09%(1)            2.08% - 5.99%             1,576                -
2009                    10,000             1.09%(1)                3.26%                    30                -
2010                    10,000             1.09%(1)                3.77%                   104                -
2011                    66,587         1.09%(1) - 5.51%       1.09%(1) - 4.10%             725           (2,702)
---------------------------------------------------------------------------------------------------------------------
                                                                                      $  5,757         $ (3,744)
                                                                                  -----------------------------------
(1) Rates are variable based on LIBOR and reset monthly or quarterly.

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

BOK Financial's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and the London Interbank Offering Rate, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 17 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 17 - Interest Rate Sensitivity
(Dollars in Thousands)
                                         Increase                       Decrease
                                 --------------------------    ---------------------------    ------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    ------------------------
                                     2004         2003            2004          2003             2004         2003
                                 --------------------------    ---------------------------    ------------------------
Anticipated impact over the
   next twelve months:
   Net interest revenue            $  10,538    $ 12,724       $  (6,630)     $  (8,050)       $   4,088     $  5,178
                                         2.5%        3.1%           (1.6)%         (1.9)%            1.0%         1.3%
----------------------------------------------------------------------------------------------------------------------

   Net income                      $   6,586    $  7,953       $  (4,144)     $  (5,031)       $   2,555     $  3,237
                                        3.7%        4.9%            (2.3)%         (3.1)%            1.4%         2.0%
----------------------------------------------------------------------------------------------------------------------

   Economic value of equity        $  (51,535)  $ 20,145       $ (15,362)     $ (49,972)       $ (12,185)    $ 46,077
                                         (3.2)%      1.4%           (1.0)%         (3.5)%           (0.8)%        3.2%
----------------------------------------------------------------------------------------------------------------------

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

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs. The Risk Management Department monitors trading activity daily and reports to senior management and the Risk Oversight and Audit Committee of the BOK Financial Board of Directors any exceptions to trading position limits and risk management policy.

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At March 31, 2004, the VAR was $865 thousand. The greatest value at risk during the first quarter of 2004 was $1.3 million.

Controls and Procedures

As required by Rule 13a-15(b), BOK Financial's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by their report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), BOK Financial's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Report of Management on Consolidated Financial Statements

Management is responsible for the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and all related information in this report. In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial conditions, results of operations and cash flows of BOK Financial and its subsidiaries at the dates and for the periods presented.

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

The financial information included in this interim report has been prepared by management without audit by independent public accountants and should be read in conjunction with BOK Financial's 2003 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

-------------------------------------------------------------------------------
Consolidated Statements of Earnings (Unaudited)
(Dollars In Thousands, Except Per Share Data)
                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2004            2003
                                                     --------------------------
Interest Revenue
Loans                                             $     96,495    $     94,476
Taxable securities                                      47,516          45,134
Tax-exempt securities                                    1,820           2,136
------------------------------------------------------------------------------
   Total securities                                     49,336          47,270
------------------------------------------------------------------------------
Trading securities                                         136             100
Funds sold and resell agreements                            39             106
------------------------------------------------------------------------------
   Total interest revenue                              146,006         141,952
------------------------------------------------------------------------------
Interest Expense
Deposits                                                32,486          35,077
Other borrowings                                         8,382           8,944
Subordinated debentures                                  2,336           2,420
------------------------------------------------------------------------------
   Total interest expense                               43,204          46,441
------------------------------------------------------------------------------
Net Interest Revenue                                   102,802          95,511
Provision for Loan Losses                                7,027           9,912
------------------------------------------------------------------------------
Net Interest Revenue After Provision for Loan
   Losses                                               95,775          85,599
------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                           10,011           9,214
Transaction card revenue                                14,724          12,676
Trust fees and commissions                              13,709          10,180
Service charges and fees on deposit accounts            22,155          18,984
Mortgage banking revenue, net                            7,744          15,535
Leasing revenue                                            887             859
Other revenue                                            6,624           4,660
------------------------------------------------------------------------------
Total fees and commissions revenue                      75,854          72,108
------------------------------------------------------------------------------
Gain on sales of assets                                    684             730
Gain on sales of securities, net                         4,277           9,689
Loss on derivatives                                       (995)         (1,296)
------------------------------------------------------------------------------
Total other operating revenue                           79,820          81,231
------------------------------------------------------------------------------
Other Operating Expense
Personnel                                               58,209          53,784
Business promotion                                       3,350           3,471
Contribution of stock to BOk Charitable Foundation       4,125               -
Professional fees and services                           3,899           3,765
Net occupancy and equipment                             11,851          11,061
Data processing and communications                      14,641          11,720
FDIC and other insurance                                   604             516
Printing, postage and supplies                           3,317           3,359
Net gains and operating expenses on repossessed
   assets                                                  114               8
Amortization of intangible assets                        2,138           1,777
Mortgage banking costs                                   5,843          14,442
Provision (recovery) for impairment of mortgage
   servicing rights                                      3,703          (7,830)
Other expense                                            4,249           3,082
------------------------------------------------------------------------------
Total other operating expense                          116,043          99,155
------------------------------------------------------------------------------
Income Before Taxes                                     59,552          67,675
Federal and state income tax                            20,400          24,208
------------------------------------------------------------------------------
Net Income                                        $     39,152    $     43,467
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Earnings Per Share:
Net Income
------------------------------------------------------------------------------
   Basic                                          $      0.68     $      0.76
------------------------------------------------------------------------------
   Diluted                                        $      0.60     $      0.67
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Average Shares Used in Computation:
   Basic                                           57,331,272      56,820,784
------------------------------------------------------------------------------
   Diluted                                         64,730,046      64,455,840
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Data)
                                                                    March 31,        December 31,         March 31,
                                                                      2004               2003               2003
                                                                  --------------------------------------------------
                                                                   (Unaudited)
(Unaudited)
Assets
Cash and due from banks                                        $      554,511    $      629,480    $      563,674
Funds sold and resell agreements                                       12,800            14,432            26,642
Trading securities                                                     18,155             7,823            10,658
Securities:
  Available for sale                                                4,144,251         3,833,449         3,931,517
  Available for sale securities pledged to creditors                  532,897           685,419           670,852
  Investment (fair value:  March 31, 2004 - $202,166;
    December 31, 2003 - $191,256;
    March 31, 2003 - $201,892)                                        198,679           187,951           199,463
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                4,875,827         4,706,819         4,801,832
--------------------------------------------------------------------------------------------------------------------
Loans                                                               7,500,576         7,483,889         6,976,489
Less reserve for loan losses                                         (129,838)         (128,639)         (119,699)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             7,370,738         7,355,250         6,856,790
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           173,079           175,901           154,943
Accrued revenue receivable                                             69,619            74,980            61,935
Intangible assets, net                                                248,660           250,686           196,256
Mortgage servicing rights, net                                         42,352            48,550            37,526
Real estate and other repossessed assets                                5,954             7,186             5,350
Bankers' acceptances                                                   23,117            30,884            33,210
Derivative contracts                                                  230,464           149,100           130,158
Other assets                                                          134,836           130,652           109,852
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   13,760,112    $   13,581,743    $   12,988,826
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,921,263    $    1,648,600    $    1,460,436
Interest-bearing deposits:
  Transaction                                                       3,838,615         4,021,808         3,452,180
  Savings                                                             178,088           174,729           175,224
  Time                                                              3,427,608         3,374,726         3,546,880
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    9,365,574         9,219,863         8,634,720
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,480,246         1,609,668         1,465,907
Other borrowings                                                    1,012,745         1,016,650         1,057,550
Subordinated debentures                                               154,027           154,332           155,198
Accrued interest, taxes and expense                                    69,415            85,409            73,200
Bankers' acceptances                                                   23,117            30,884            33,210
Due on unsettled security transactions                                 39,100             8,259           251,667
Derivative contracts                                                  231,803           149,326           122,253
Other liabilities                                                      88,214            78,722            55,050
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         12,464,241        12,353,113        11,848,755
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            12                12                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  March 31, 2004 - 58,271,808;  December 31, 2003
  -  58,055,697; March 31, 2003 - 55,886,144)                               4                 4                 3
Capital surplus                                                       550,585           546,594           475,840
Retained earnings                                                     736,829           698,052           641,869
Treasury stock (shares at cost: March 31, 2004 -  882,060;
  December 31, 2003 - 848,892; March 31, 2003 - 700,327)              (26,955)          (24,491)          (17,979)
Accumulated other comprehensive income                                 35,396             8,459            40,313
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,295,871         1,228,630         1,140,071
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   13,760,112    $   13,581,743    $   12,988,826
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)


                                                             Accumulated
                         Preferred Stock     Common Stock      Other                           Treasury Stock
                       ------------------------------------ Comprehensive  Capital Retained --------------------
                         Shares   Amount    Shares   Amount Income (Loss)  Surplus Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2002     250,000    $  25    55,750    $  3   $ 43,088     $475,054 $598,777     683   $(17,421) $1,099,526
Comprehensive income:
  Net income                  -        -         -       -          -            -   43,467       -          -      43,467
  Other comprehensive
   income, net of tax:
   Unrealized gain (loss)
    on securities
    available for sale (1)    -        -         -       -     (2,775)           -        -       -          -      (2,775)
                                                                                                                 ----------
  Comprehensive income                                                                                              40,692
                                                                                                                 ----------
Exercise of stock options     -        -       124       -          -        2,429        -      17       (558)      1,871
Stock-based compensation      -        -         -       -          -       (2,018)       -       -          -      (2,018)
Dividends paid in shares
  of common stock:
  Preferred stock             -        -        12       -          -          375     (375)      -          -           -
---------------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 2003        250,000    $  25    55,886    $  3   $ 40,313     $475,840 $641,869     700   $(17,979) $1,140,071
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2003     250,000    $  12    58,056    $  4   $  8,459     $546,594 $698,052     849   $(24,491) $1,228,630
Comprehensive income:
   Net income                 -        -         -       -          -            -   39,152       -          -      39,152
   Other comprehensive
    income, net of tax:
    Unrealized gain (loss)
     on securities
     available for sale(1)    -        -         -       -     26,937            -        -       -          -      26,937
                                                                                                                 ----------
   Comprehensive income                                                                                             66,089
                                                                                                                 ----------
Exercise of stock options     -        -       216       -          -        4,587        -      33     (2,464)      2,123
Tax benefit on exercise of
   stock options              -        -         -       -          -          920        -       -          -         920
Stock-based compensation      -        -         -       -          -       (1,516)       -       -          -      (1,516)
Cash dividends paid on
   preferred stock            -        -         -       -          -            -     (375)      -          -        (375)
---------------------------------------------------------------------------------------------------------------------------
Balances at
    March 31, 2004      250,000    $  12    58,272    $  4   $ 35,396     $550,585 $736,829     882   $(26,955) $1,295,871
---------------------------------------------------------------------------------------------------------------------------

(1)                                           March 31, 2004     March 31, 2003
                                              --------------     --------------
Changes in other comprehensive income:
   Unrealized gains on available for sale          $ 46,935       $     5,367
    securities
  Tax expense on unrealized gains on
    available for sale securities                   (17,385)           (1,921)
   Reclassification adjustment for gains
    realized included in net income                  (4,277)           (9,689)
  Reclassification adjustment for tax
    expense on realized gains                         1,664             3,468
                                             ----------------------------------
Net change in unrealized gains (losses) on     $     26,937       $    (2,775)
securities
                                             ----------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                         --------------------------------------
                                                                                 2004               2003
                                                                         --------------------------------------
Cash Flow From Operating Activities:
Net income                                                                 $     39,152      $     43,467
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                       7,027             9,912
  Provision (recovery) for mortgage servicing rights                              3,703            (7,830)
  Unrealized (gains) losses from derivatives                                        974             1,005
  Stock-based compensation                                                        2,640             1,152
  Tax benefit of stock option exercises                                             920                 -
  Depreciation and amortization                                                  13,296             9,338
  Net amortization of financial instrument discounts and premiums                  (678)            2,611
  Net gain on sale of assets                                                     (9,440)          (20,785)
  Mortgage loans originated for resale                                         (159,289)         (331,162)
  Proceeds from sale of mortgage loans held for resale                          160,585           330,300
  Change in trading securities                                                  (10,332)           (5,548)
  Change in accrued revenue receivable                                            5,361            10,083
  Change in other operating assets                                               23,088           (16,431)
  Change in accrued interest, taxes and expense                                 (15,994)             (843)
  Change in other liabilities                                                   (22,671)           26,311
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        38,342            51,580
---------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities:
  Proceeds from maturities of investment securities                              11,577             6,646
  Proceeds from maturities of available for sale securities                     212,174           392,756
  Purchases of investment securities                                            (22,361)           (8,215)
  Purchases of available for sale securities                                 (1,555,592)       (2,198,059)
  Proceeds from sales of available for sale securities                        1,230,805         1,138,490
  Loans originated or acquired net of principal collected                       (74,760)         (128,254)
  Payments on derivative asset contracts                                        (27,527)          (14,385)
  Net change in other investment assets                                           5,132               953
  Proceeds from disposition of assets                                            56,308            70,612
  Purchases of assets                                                            (6,714)          (13,820)
---------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                        (170,958)         (753,276)
---------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                        92,829           227,306
  Net change in certificates of deposit                                          52,882           279,079
  Net change in other borrowings                                               (133,327)         (132,251)
  Proceeds from (payments on) derivative liability contracts                     27,666            15,337
  Net change in derivative margin accounts                                      (16,624)          (22,431)
  Change in amount due on unsettled security transactions                        30,841           298,886
  Issuance of preferred, common and treasury stock, net                           2,123             1,871
  Payment of dividends                                                             (375)                -
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        56,015           667,797
---------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                         (76,601)          (33,899)
Cash and cash equivalents at beginning of period                                643,912           624,215
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $    567,311      $    590,316
---------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                     $     47,069      $     47,933
---------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                        $      7,128      $      8,798
---------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                       $      1,208      $        356
---------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                       $          -      $        375
---------------------------------------------------------------------------------------------------------------

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

(2) Mortgage Banking Activities

At March 31, 2004, BOk owned the rights to service 59,555 mortgage loans with outstanding principal balances of $4.6 billion, including $381 million serviced for BOk. The weighted average interest rate and remaining term was 6.44% and 266 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2004 is as follows (in thousands):

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                -----------------------------------------------------------------------------------------
Balance at
    December 31, 2003           $     22,380   $    54,456   $    76,836   $    (31,995)     $     3,709   $    48,550
Additions, net                             -         2,696         2,696              -                -         2,696
Amortization expense                  (1,705)       (3,130)       (4,835)             -             (356)       (5,191)
Write-off                             (3,678)       (3,069)       (6,747)        10,100           (3,353)            -
Recovery (provision) for
   impairment                              -             -             -         (3,703)               -        (3,703)
-------------------------------------------------------------------------------------------------------------------------
Balance at  March 31, 2004      $     16,997   $    50,953   $    67,950   $    (25,598)     $         -   $    42,352
-------------------------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights (1) $     10,645   $    32,278   $    42,923              -                -   $    42,923
-------------------------------------------------------------------------------------------------------------------------
(1) Excludes approximately $1.2 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at March 31, 2004 follows (in thousands):

                                               < 5.51%      5.51% - 6.49%    6.50% - 7.49%    => 7.50%      Total

Cost less accumulated amortization            $  13,315       $  23,798        $  23,079      $  7,758     $ 67,950
--------------------------------------------------------------------------------------------------------------------

Fair value                                    $  10,500       $  14,419        $  12,709      $  5,295     $ 42,923
--------------------------------------------------------------------------------------------------------------------
Impairment (2)                                $   3,007       $   9,380        $  10,372      $  2,839     $ 25,598
--------------------------------------------------------------------------------------------------------------------

Outstanding principal of loans serviced (1)   $ 838,000      $1,341,600       $1,362,100      $478,500   $4,020,200
--------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $381 million for loans serviced for BOk and $114 million of mortgage loans originated prior to FAS 122, for which there are no capitalized mortgage servicing rights.

(2) Impairment is determined by both an interest rate and loan type stratification.

(3)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2004                2003
                                           --------------     ---------------
Proceeds                                $    1,230,805     $     1,138,490
Gross realized gains                             6,484               9,897
Gross realized losses                            2,207                 208
Related federal and state income
   tax expense                                   1,465               3,469

(4) Employee Benefits

BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents components of net periodic pension cost (dollars in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2004                2003
                                           ---------------    ---------------
Service cost                            $        1,677     $         1,295
Interest cost                                      579                 504
Expected return on plan assets                    (902)               (739)
Amortization of prior service cost                  15                  15
Amortization of net (gain) loss                    265                 205
-----------------------------------------------------------------------------
Net periodic pension cost               $        1,634     $         1,280
-----------------------------------------------------------------------------

During the first quarter of 2004, the Company made Pension Plan contributions totaling $7.7 million, which funded the remaining maximum contribution for 2003 permitted under applicable regulations.

Management has been advised that no minimum contribution will be required for 2004. The maximum allowable contribution has not yet been determined.

(5) Shareholders' Equity

On April 27, 2004, the Board of Directors of BOK Financial declared a 3% stock dividend payable in shares of BOK Financial common stock. The dividend is payable on or about May 31, 2004 to shareholders of record on May 10, 2004. Generally accepted accounting principles require earnings per share information to be retroactively restated to reflect the new capital structure upon consummation of a stock dividend. Accordingly, for all financial statements issued after May 31, 2004, earnings per share will be restated as follows:

Diluted Earnings Per Share:
                                     As Reported        Restated
   2003:
          1st Quarter                 $  0.67           $  0.65
          2nd Quarter                    0.63              0.61
          3rd Quarter                    0.60              0.58
          4th Quarter                    0.55              0.53
          Year Ended December 31         2.45              2.38

   2004:  1st Quarter                 $  0.60           $  0.59

(6)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                               Three Months Ended
                                                          ---------------------------
                                                             March 31,    March 31,
                                                               2004       2003 (2)
                                                         ---------------------------
Numerator:
   Net income                                               $  39,152    $  43,467
   Preferred stock dividends                                     (375)        (375)
-------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            38,777       43,092
-------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375
-------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  39,152    $  43,467
-------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        57,331,272   56,820,784
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    654,779      674,728
     Convertible preferred stock                            6,719,577    6,719,577
     Tanglewood market value guarantee                         24,418      240,751
-------------------------------------------------------------------------------------
Dilutive potential common shares                            7,398,774    7,635,056
-------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         64,730,046   64,455,840
-------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.68      $  0.76
-------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.60      $  0.67
-------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                      -       741,875

(2) Restated for 3% dividend paid in common shares in May 2003.

(7)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2004 is as follows (in thousands):

                                                  Net            Other           Other
                                                Interest       Operating       Operating          Net          Average
                                                Revenue        Revenue(1)       Expense          Income         Assets
                                              --------------------------------------------------------------------------
Total reportable segments                  $     89,574  $       77,106  $      107,399   $      34,547  $   14,060,805
Unallocated items:
   Tax-equivalent adjustment                      1,197               -               -           1,197               -
   Funds management                              15,036            (673)          3,301           4,154       1,446,058
   All others (including eliminations), net      (3,005)            105           5,343           (746)      (1,974,861)
                                            ----------------------------------------------------------------------------

BOK Financial consolidated                 $    102,802  $       76,538  $      116,043   $      39,152  $   13,532,002
                                            ============================================================================

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2003 is as follows (in thousands):

                                                  Net             Other           Other
                                                Interest        Operating       Operating         Net          Average
                                                Revenue         Revenue(1)       Expense         Income         Assets
                                              ----------------------------------------------------------------------------
Total reportable segments                    $   81,558      $   76,390     $    94,688      $   37,318    $ 12,693,258
Unallocated items:
   Tax-equivalent adjustment                      1,403               -               -           1,403               -
   Funds management                              16,655          (2,662)          1,678           6,270       1,072,060
   All others (including eliminations), net      (4,105)           (890)          2,789          (1,524)     (1,398,653)
                                              ---------------------------------------------------------------------------

BOK Financial consolidated                   $   95,511      $   72,838     $    99,155      $   43,467    $ 12,366,665
                                              ===========================================================================

(1) Excluding financial instruments gains/(losses).

(8)  Contingent Liabilities

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(9) Financial Instruments with Off-Balance Sheet Risk

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

As of March 31, 2004, outstanding commitments and letters of credit were as follows (in thousands):

                                               March 31,
                                                2004
                                            --------------
Commitments to extend credit                $ 3,193,345
Standby letters of credit                       531,020
Commercial letters of credit                      5,379
Commitments to purchase securities              150,464

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2004                            December 31, 2003
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,594,690   $    47,516       4.22%    $   4,421,278   $    45,838       4.08%
  Tax-exempt securities (3)                     193,808         2,886       5.99           189,829         2,958       6.19
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,788,498        50,402       4.29         4,611,107        48,796       4.17
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             15,499           226       5.86            17,325           147       3.37
  Funds sold and resell agreements                7,995            39       1.96            26,730            65       0.96
  Loans (2)                                   7,494,713        96,536       5.18         7,359,126        96,059       5.18
    Less reserve for loan losses                132,494             -          -           129,445             -          -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       7,362,219        96,536       5.27         7,229,681        96,059       5.27
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 12,174,211       147,203       4.89        11,884,843       145,067       4.83
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,357,791                                  1,342,042
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  13,532,002                              $  13,226,885
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   3,819,981   $     7,583       0.80%    $   3,886,546   $     7,377       0.75%
  Savings deposits                              174,958           243       0.56           179,867           255       0.56
  Time deposits                               3,395,785        24,660       2.92         3,442,358        25,094       2.89
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,390,724        32,486       1.77         7,508,771        32,726       1.73
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,675,722         3,964       0.95         1,679,540         3,921       0.93
  Other borrowings                            1,010,414         4,418       1.76         1,031,414         4,240       1.63
  Subordinated debentures                       154,175         2,336       6.09           154,524         2,216       5.69
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,231,035        43,204       1.70        10,374,249        43,103       1.65
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,643,638                                  1,370,088
  Other liabilities                             406,461                                    284,432
  Shareholders' equity                        1,250,868                                  1,198,116
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'equity $  13,532,002                              $  13,226,885
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    103,999       3.19%                    $   101,964       3.18%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.45                                       3.39
  Less tax-equivalent adjustment (1)                            1,197                                      1,184
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          102,802                                    100,780
Provision for loan losses                                       7,027                                      8,001
Other operating revenue                                        79,820                                     71,051
Other operating expense                                       116,043                                    108,321
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            59,552                                     55,509
Federal and state income tax                                   20,400                                     20,207
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    39,152                                $    35,302
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net income:
    Basic                                                 $      0.68                                $      0.61
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.60                                $      0.55
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2003                         June 30, 2003                          March 31, 2003
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield       Average       Revenue/     Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate       Balance      Expense(1)    /Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,360,340  $    42,698       3.86%  $   4,388,733   $    46,911       4.30% $   4,145,472  $    45,134       4.64%
        186,827        3,003       6.38         185,908         3,179       6.86        197,902        3,387       6.94
-------------------------------------------------------------------------------------------------------------------------
      4,547,167       45,701       3.96       4,574,641        50,090       4.41      4,343,374       48,521       4.75
-------------------------------------------------------------------------------------------------------------------------
         27,830          295       4.21          12,207           136       4.47         10,342          116       4.55
         32,491           51       0.62          16,669            59       1.42         29,392          106       1.46
      7,122,211       93,013       5.18       6,970,905        92,576       5.33      6,949,113       94,612       5.52
        125,966            -          -         123,095             -          -        119,959            -         -
-------------------------------------------------------------------------------------------------------------------------
      6,996,245       93,013       5.27       6,847,810        92,576       5.42      6,829,154       94,612       5.62
-------------------------------------------------------------------------------------------------------------------------
     11,603,733      139,060       4.74      11,451,327       142,861       5.01     11,212,262      143,355       5.28
-------------------------------------------------------------------------------------------------------------------------
      1,252,896                               1,207,690                               1,154,403
-------------------------------------------------------------------------------------------------------------------------
  $  12,856,629                           $  12,659,017                           $  12,366,665
-------------------------------------------------------------------------------------------------------------------------


  $   3,715,035  $     7,200       0.77%  $   3,523,932   $     7,992       0.91% $   3,288,874  $     8,777       1.08%
        170,796          200       0.46         172,258           183       0.43        168,730          306       0.74
      3,423,920       23,863       2.77       3,491,055        24,688       2.84      3,399,813       25,994       3.10
-------------------------------------------------------------------------------------------------------------------------
      7,309,751       31,263       1.70       7,187,245        32,863       1.83      6,857,417       35,077       2.07
-------------------------------------------------------------------------------------------------------------------------

      1,529,721        3,566       0.92       1,515,597         4,080       1.08      1,420,781        4,023       1.15
      1,062,734        4,383       1.64       1,053,573         4,604       1.75      1,059,201        4,921       1.88
        154,865        2,421       6.20         155,078         2,420       6.26        155,304        2,420       6.32
-------------------------------------------------------------------------------------------------------------------------
     10,057,071       41,633       1.64       9,911,493        43,967       1.78      9,492,703       46,441       1.98
-------------------------------------------------------------------------------------------------------------------------
      1,323,641                               1,252,076                               1,292,077
        314,583                                 332,430                                 465,820
      1,161,334                               1,163,018                               1,116,065
-------------------------------------------------------------------------------------------------------------------------
  $  12,856,629                           $  12,659,017                           $  12,366,665
-------------------------------------------------------------------------------------------------------------------------
                 $    97,427       3.10%                  $    98,894       3.23%                $    96,914       3.30%

                                   3.32                                     3.47                                   3.57
                       1,256                                    1,327                                  1,403
-------------------------------------------------------------------------------------------------------------------------
                      96,171                                   97,567                                 95,511
                       8,220                                    9,503                                  9,912
                      63,428                                   87,282                                 81,231
                      90,771                                  111,864                                 99,155
-------------------------------------------------------------------------------------------------------------------------
                      60,608                                   63,482                                 67,675
                      21,792                                   22,707                                 24,208
-------------------------------------------------------------------------------------------------------------------------
                 $    38,816                              $    40,775                            $    43,467
-------------------------------------------------------------------------------------------------------------------------


                 $      0.67                              $      0.71                            $      0.76
-------------------------------------------------------------------------------------------------------------------------
                 $      0.60                              $      0.63                            $      0.67
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2004.

------------------- ----------------- --------------- ------------------------------------- ----------------------------
                      Total Number     Average Price     Total Number of Shares Purchased        Maximum Number of
                       of Shares         Paid per       as Part of Publicly Announced Plans    Shares that May Yet Be
      Period          Purchased (2)       Share                    or Programs (1)            Purchased Under the Plans
------------------- ----------------- --------------- ------------------------------------- ----------------------------
January 1, 2004
to January 31, 2004      14,693           $ 39.41                      -                               191,058
------------------- ----------------- --------------- ------------------------------------- ----------------------------
February 1, 2004
to February 29, 2004        725           $ 40.11                      -                               191,058
------------------- ----------------- --------------- ------------------------------------- ----------------------------
March 1, 2004
to March 31, 2004        17,750           $ 40.75                      -                               191,058
------------------- ----------------- --------------- ------------------------------------- ----------------------------
Total                    33,168                                        -
------------------- ----------------- --------------- ------------------------------------- ----------------------------

(1) The Company has a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May
     25, 1999. Under the terms of the plan, the Company may repurchase up to 800,000 shares of its common stock. To date, the Company has repurchased
     608,942 shares under this plan.

(2)  The Company routinely repurchases mature shares from employees to cover the
     exercise  price  and  taxes  in  connection   with  employee  stock  option
     exercises.


Item 6. Exhibits and Reports on Form 8-K

     (A) Exhibits:

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (B) Reports on Form 8-K:

          On January 28,  2004, a report on Form 8-K was filed  reporting  under
          Item 5 the announcement that BOK Financial Corporation issued a press release on January 28, 2004 announcing its financial results for the fourth quarter and full year ended December 31, 2003.


Items 1, 3, 4, and 5 are not applicable and have been omitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BOK FINANCIAL CORPORATION
                                        (Registrant)


Date:         May 10, 2004              /s/ Steven E. Nell
        -------------------------      ---------------------------------------
                                        Steven E. Nell
                                        Executive Vice President and
                                        Chief Financial Officer


                                        /s/ John C. Morrow
                                       ---------------------------------------
                                        John C. Morrow
                                        Senior Vice President and Director
                                        of Financial Accounting & Reporting