Form 10-Q
period 2004-06-30
BOK FINANCIAL CORP ET AL
filed 2004-08-09
CIK 875357

As filed with the Securities and Exchange Commission on August 9, 2004
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 59,193,548 shares of common stock ($.00006 par value) as of July 31, 2004.


===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2004

                                      Index

Part I.  Financial Information
   Management's Discussion and Analysis (Item 2)                             2
   Quantitative and Qualitative Disclosures about Market Risk (Item 3)      20
   Controls and Procedures (Item 4)                                         22
   Report of Management on Consolidated Financial Statements                23
   Consolidated Financial Statements (Unaudited) (Item 1)                   24
   Six Month Financial Summary - Unaudited (Item 2)                         32
   Quarterly Financial Summary - Unaudited (Item 2)                         33

Part II.  Other Information
   Item 2. Changes in Securities and Use of Proceeds                        35
   Item 4. Submission of Matters to a Vote of Security Holders              36
   Item 6. Exhibits and Reports on Form 8-K                                 36

Signatures                                                                  37

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $45.5 million or $0.68 per diluted common share for the second quarter of 2004 compared with $40.8 million or $0.61 per diluted common share for the same period of 2003. Prior year earnings per share have been restated for a 3% dividend paid in common shares on May 31, 2004. The annualized returns on average assets and equity were 1.32% and 14.36% for the quarter ended June 30, 2004 compared to returns of 1.29% and 14.06% for the second quarter of 2003. The increase in return on average equity between the two quarters resulted primarily from net income growth. Average shareholders' equity increased $112 million to $1.3 billion due to retained earnings being partially offset by a $48 million decrease in average accumulated other comprehensive income, which is a component of shareholders' equity.

Net income increased $4.8 million or 12% due primarily to a $7.3 million increase in net interest revenue and a $5.5 million decrease in provision for loan losses. Net interest revenue increased 7% due primarily to earning asset growth. The provision for loan losses decreased due primarily to a continued decline in net charge-offs. Additionally, fees and commission revenue grew $2.1 million or 3%, primarily due to increased deposit, trust and transaction card fees. This growth in fee revenue was largely offset by a 55% reduction in mortgage banking revenue. Securities losses during the second quarter of 2004 totaled $11.0 million. Substantially all of these losses were incurred on securities held as economic hedges of mortgage servicing rights ("MSRs") and were largely offset by a $10.9 million recovery in the fair value of the MSRs. Securities losses, net of recovery of MSR fair values totaled $752 thousand for the second quarter of 2004. Net securities gains less MSR provision totaled $7.1 million for the second quarter of 2003. Operating expenses, excluding the MSR provision, increased $976 thousand compared with the second quarter last year.

Year-to-date net income totaled $84.7 million for 2004 compared with $84.2 million for 2003. Diluted earnings per share were $1.27 for both years. Net interest revenue grew $14.6 million or 8% due primarily to a $963 million increase in average earning assets, partially offset by a decrease in net interest margin. The provision for loan losses for the first half of 2004 totaled $11.0 million; $8.4 million lower than the first half of 2003. Fees and commissions increased $5.9 million or 4%. Double digit percentage growth in deposit fees, trust and transaction card revenues were partially offset by a 52% reduction in mortgage banking revenue. Securities losses of $6.7 million were recognized during the first six months of 2004. These losses, which primarily resulted from securities held as economic hedges of the MSR portfolio, were offset by a $7.2 million recovery in the fair value of MSRs. During the first half of 2003, net gains of $12.1 million from the combined effects of securities used to hedge the risk of MSRs and the increase in fair value of the servicing rights were recognized. Net gains on sales of securities not designated for the MSR hedging program totaled $12.5 million for the first half of 2003. Operating expenses increased $6.5 million or 3%, excluding the MSR provision.


Net Interest Revenue

Tax-equivalent net interest revenue totaled $106.3 million for the second quarter of 2004 compared to $99.3 million for the same period of 2003. The increase in net interest revenue was due to an $873 million increase in average earning assets, partially offset by a 2 basis point decrease in net interest margin. The growth in average earning assets included a $577 million increase in outstanding loan balances and a $293 million increase in securities. The growth in average earning assets was funded by a $411 million increase in average interest-bearing deposits and a $547 million increase in average noninterest-bearing demand deposits. The growth in interest-bearing deposits consisted primarily of a $336 million increase in transaction deposit accounts. Table 1 reflects the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on interest-bearing liabilities both declined in the second quarter of 2004 compared to the second quarter of 2003. The net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, declined to 3.46% from 3.48% for the same period of 2003. The decrease in net interest margin was due to yields on earning assets falling more than rates paid on interest-bearing liabilities. The yield on the loan portfolio decreased 22 basis points and the yield on the securities portfolio decreased 11 basis points compared to the previous year. Average loans, net of reserves, comprised 60% of average earning assets for the second quarters of 2004 and 2003. The remaining average earning assets consisted of securities. The cost of interest-bearing liabilities decreased 12 basis points for the same periods. Growth in non-interest bearing funding sources, primarily demand deposit accounts and capital, increased the net interest margin by 2 basis points. The effects of declining interest rates on asset yields and cost of funds for the past five quarters are presented in the Quarterly Financial Summary.

Tax-equivalent net interest revenue for the first six months of 2004 increased $14.2 million or 7% compared with last year. This increase was also due to growth in average earning assets, partially offset by a decrease in net interest margin. Average earning assets increased $963 million or 9%, including a $561 million increase in average outstanding loan balances and a $415 million increase in securities. The growth in average earning assets was funded by a $576 million increase in average interest-bearing liabilities and a $449 million increase in average noninterest-bearing demand deposit accounts. The net interest margin decreased 7 basis points to 3.46%. Yields on average earning assets fell 28 basis points while the cost of interest-bearing liabilities decreased 20 basis points.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2004 / 2003                 June 30, 2004 / 2003
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield /
                                              Change     Volume       Rate          Change      Volume        Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $   2,115   $ 3,439    $ (1,324)     $   3,996   $  10,008   $  (6,012)
  Trading securities                               83       115         (32)           193         186           7
  Loans                                         3,385     7,382      (3,997)         5,309      14,980      (9,671)
  Funds sold and resell agreements                 (6)       (1)         (5)           (73)        (80)          7
---------------------------------------------------------------------------------------------------------------------
Total                                           5,577    10,935      (5,358)         9,425      25,094     (15,669)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                           (117)      713        (830)        (1,311)      1,955      (3,266)
  Savings deposits                                 52         1          51            (11)         11         (22)
  Time deposits                                  (112)      486        (598)        (1,446)        571      (2,017)
   Federal funds purchased and repurchase
   agreements                                    (349)      123        (472)          (408)        779      (1,187)
  Other borrowings                               (858)     (166)       (692)        (1,456)       (352)     (1,104)
  Subordinated debentures                         (53)      (39)        (14)          (137)        (46)        (91)
---------------------------------------------------------------------------------------------------------------------
Total                                          (1,437)    1,118      (2,555)        (4,769)      2,918      (7,687)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           7,014     9,817      (2,803)        14,194      22,176      (7,982)
Decrease in tax-equivalent adjustment             238                                  444
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                        $   7,252                            $  14,638
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

BOK Financial follows a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth. The proceeds of these borrowed funds are invested in securities. The primary objective of this strategy is to enhance revenue opportunities. This strategy also helps manage overall interest rate risk. Interest rates on these borrowed funds, which generally react quickly to changes in market interest rates, tend to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposits. Although this strategy may reduce net interest margin, it provides positive net interest revenue. We estimate that for the second quarter of 2004, this strategy enhanced net interest revenue $14.3 million, compared with $15.1 million for the second quarter of 2003. Excluding this strategy, net interest margin was 3.52% and 3.56% for the second quarters of 2004 and 2003. The average balance of securities purchased and funds borrowed under this strategy was $1.8 billion. As more fully discussed in the Market Risk section of this report, we employ various techniques to manage, within certain parameters, the interest rate and liquidity risks inherent in this strategy. The effectiveness of these techniques is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 17.

Other Operating Revenue

Other operating revenue for the second quarter of 2004 decreased $18.0 million compared with the second quarter of 2003 due to a $21.5 million reduction in net gains from securities sales. Fees and commissions increased $2.1 million or 3% and continue to represent a significant portion of total revenue. Fees and commissions represented 43% of total revenue, excluding gains and losses on securities and derivatives, in the second quarter of 2004. This is compared with 44% for the same period of 2003. Colorado State Bank and Trust ("CSBT"), which was acquired in the third quarter of 2003, contributed $2.2 million to the increase in fees and commissions revenue, including $1.8 million of trust fees. In total, trust fees and commissions grew $3.1 million or 29%. The fair value of trust assets increased 33% to $23 billion compared to a year ago, including $4.1 billion due to value appreciation and new business and $1.6 billion from the CSBT acquisition. Service charges on deposit accounts increased $4.3 million or 22% and transaction card revenue increased $2.8 million or 20%. Deposit service charges increased due to continued growth in overdraft fees. The growth in transaction card revenue reflected increased ATM processing volume. Mortgage banking revenue decreased $9.1 million or 55% due to an $8.0 million decrease in secondary marketing gains related to the lower volume of loans funded and a $1.1 million decrease in mortgage servicing revenue related to a 14% reduction in the outstanding balance of loans serviced for others. The reduction in mortgage banking revenue is more fully discussed in the Lines of Business - Mortgage Banking section of this report.

BOK Financial recognized net securities losses of $11.0 million during the second quarter of 2004 compared with net gains of $10.5 million during the second quarter of 2003. Net losses on securities designated as an economic hedge of the mortgage servicing portfolio totaled $10.1 million in 2004, including $4.4 million from other than temporary impairment. Certain securities, which were purchased during the first quarter of 2004, declined in value due to increased market interest rates. Management determined that it did not intend to hold these securities long enough for the impairment to reverse. This impairment was partially realized through a sale of securities subsequent to June 30, 2004. Net gains on securities designated as an economic hedge of the mortgage servicing portfolio totaled $4.4 million in 2003.

BOK Financial also recognized net losses of $892 thousand during the second quarter of 2004 from sales of securities not used to hedge MSRs, compared with net gains of $6.1 million during the second quarter of 2003. Strategies utilized during the second quarter of 2004 were to maintain the size of the securities portfolio at approximately $4.7 billion and to continue management of extension risk. Approximately $253 million of proceeds were generated from securities sales during the second quarter and $372 million was received from maturities. A total of $668 million was invested in the securities portfolio during the quarter. Management estimated that the average life of the securities portfolio was approximately 3.4 years, up from 2.5 years for the second quarter of 2003 and 3.0 years for the first quarter of 2004. At June 30, 2004, BOK Financial held available for sale securities with a net unrealized loss of $75 million, or 2% of the total fair value of available for sale securities, caused by recent increases in market interest rates. These unrealized losses are considered temporary based upon the company's ability and management's intent to hold the securities until the value recovers.

Net gains and losses on derivatives primarily represent the mark to market of the derivative portfolio used for interest rate risk management. Additional discussion regarding the use of derivative instruments is located in the Market Risk section of this report.

Fees and commissions revenue for the first six months of 2004 increased $5.9 million or 4% compared to the same period of 2003. CSBT contributed $4.2 million to fees and commissions revenue in 2004, including $3.3 million of trust fees. Total trust, deposit and transaction card fees increased 32%, 19% and 18%, respectively. Service charges on deposit accounts increased due to growth in overdraft fees, and transaction card fees increased due to increased processing volumes. Mortgage banking revenue decreased 52% due to reductions in loan origination and refinancing activities and servicing fee revenue. Net losses on securities totaled $6.7 million for the first half of 2004, including losses of $7.9 million on securities designated as economic hedges of MSRs. Net gains on securities totaled $20.1 million for the first half of 2003, including gains of $7.6 million from MSR hedge securities.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                                 2004           2004             2003            2003             2003
                                           -------------------------------------------------------------------------------

Brokerage and trading revenue               $   11,166     $   10,011       $    9,259      $   12,220       $   10,459
Transaction card revenue                        16,817         14,724           14,496          14,260           14,059
Trust fees and commissions                      13,939         13,709           12,976          11,762           10,845
Service charges and fees
  on deposit accounts                           23,928         22,155           22,346          21,106           19,606
Mortgage banking revenue, net                    7,555          7,744            7,457          12,735           16,609
Leasing revenue                                    860            887              905             949              795
Other revenue                                    5,774          6,624            6,752           7,098            5,555
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    80,039         75,854           74,191          80,130           77,928
--------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                              35            684               70              14                8
Gain (loss) on securities, net                 (11,005)         4,277             (951)        (12,007)          10,457
Gain (loss) on derivatives, net                    201           (995)          (2,259)         (4,709)          (1,111)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   69,270     $   79,820       $   71,051      $   63,428       $   87,282
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the quarter ended June 30, 2004 totaled $99.0 million, a $13.2 million decrease compared to the second quarter of 2003. Operating expenses in 2004 were reduced by $10.9 million from the recovery in fair value of MSRs. A provision for impairment of MSRs increased operating expenses by $3.4 million in the second quarter of 2003. Excluding the provision for MSR impairment, operating expenses for the second quarter of 2004 increased $976 thousand or 1% compared with the same period in 2003. Operating expenses for the second quarter of 2004 included $4.8 million for CSBT. Mortgage banking costs, which consisted primarily of MSR amortization expense, decreased $7.0 million. Variations in mortgage banking costs are more fully discussed in the Lines of Business - Mortgage Banking section of this report.

Personnel expense increased $6.2 million or 12% compared with the second quarter of 2003, including $2.8 million related to CSBT. The remaining increase in personnel expense of $3.4 million was due primarily to growth in incentive compensation. Including CSBT, average regular compensation per full-time equivalent employee ("FTE") increased 3% and the number of FTE increased by 41. Employee benefit costs, which totaled $9.6 million, increased 4% compared to last year.

Data processing and communications costs increased $2.3 million or 18%. This increase was due primarily to a $1.0 million increase related to transaction card processing volumes, $493 thousand due to increased amortization expense and $250 thousand from CSBT.

Operating expenses for the first six months of 2004 increased $3.7 million or 2% compared with the same period of 2003. Excluding the provision for mortgage servicing rights, operating expenses increased $6.4 million or 3%. Operating expenses for CSBT totaled $4.8 million and we recognized $4.1 million for the cost of appreciated securities contributed to the BOK Charitable Foundation. Personnel expenses increased $10.7 million or 10%, including $5.3 million from CSBT. The remaining increase in personnel costs was primarily due to increased incentive compensation. Data processing expenses increased 22% to $29.9 million due to the same factors that affected the second quarter. Mortgage banking costs decreased $15.6 million or 60% due to lower amortization of mortgage servicing rights.

----------------------------------------------------------------------------------------------------------------------
 Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2004             2004           2003              2003             2003
                                   ----------------------------------------------------------------------------------

Personnel                          $    59,810     $    58,209     $    58,639      $    56,915      $    53,584
Business promotion                       3,831           3,350           3,773            2,912            2,781
Contribution of stock to BOk
   Charitable Foundation                    -            4,125               -                -                -
Professional fees and services           3,994           3,899           4,312            4,454            5,404
Net occupancy and equipment             11,732          11,851          12,066           11,600           11,240
Data processing & communications        15,270          14,641          13,869           13,008           12,940
Printing, postage and supplies           3,130           3,317           3,589            3,459            3,523
Amortization of intangible assets        2,121           2,138           2,588            1,959            1,777
Mortgage banking costs                   4,433           5,843           6,105            8,268           11,481
Provision (recovery) for impairment
  of mortgage servicing rights         (10,865)          3,703          (2,260)         (16,186)           3,353
Other expense                            5,536           5,372           6,065            4,743            6,151
---------------------------------------------------------------------------------------------------------------------
  Total                            $    98,992     $   116,448     $   108,746      $    91,132      $   112,234
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense totaled $25.9 million for the second quarter of 2004 and $46.3 million for the first half of 2004. These amounts represent 36% and 35%, respectively, of pre-tax book income. Income tax expense for the first half of 2004 reflected the benefit of contributing appreciated securities to the BOk Charitable Foundation during the first quarter of the year. Excluding this benefit, income tax expense for the first half of 2004 would have been $47.5 million or 36% of pre-tax book income.

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

Corporate Banking

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries and includes the TransFund ATM network. The Corporate Banking Division contributed $16.8 million or 37% to consolidated net income for the second quarter of 2004. This contribution to net income compares with $14.0 million or 34% of consolidated net income for the second quarter of 2003. Other operating revenue increased $2.7 million or 13% due primarily due to a $2.0 million increase in revenue from TransFund. Operating expenses increased $2.7 million to $25.0 million for the second quarter of 2004 from $22.3 million for the same period of the prior year. The increase in operating expenses included $1.2 million in TransFund transaction processing costs.

Table 4 - Corporate Banking
 (Dollars in Thousands)
                                            Three months ended June 30,         Six months ended June 30,
                                         ---------------------------------- ----------------------------------
                                                2004              2003             2004              2003
                                            ------------------------------- ----------------------------------
NIR (expense) from external sources      $      36,436     $      36,047    $      72,741     $      72,481
NIR (expense) from internal sources             (5,258)           (7,395)         (10,887)          (15,396)
                                            -------------     -------------    --------------    -------------
Total net interest revenue                      31,178            28,652           61,854            57,085

Other operating revenue                         22,646            19,980           44,310            38,508
Operating expense                               24,998            22,336           48,003            43,358
Net loans charged off                            1,310             3,401            4,075             6,255
Net income                                      16,811            13,988           33,046            28,094

Average assets                           $   4,678,643     $   4,336,009    $   4,714,515     $   4,346,168
Average equity                                 322,780           312,670          324,660           301,390

Return on assets                                  1.45%            1.29%             1.41%             1.30%
Return on equity                                 20.95%           17.94%            20.47%            18.80%
Efficiency ratio                                 46.44%           45.93%            45.22%            45.36%

Consumer Banking

The Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and Online Banking. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $3.3 million or 7% to consolidated net income for the second quarter of 2004. This compares to $2.1 million or 5% of consolidated net income for the second quarter of 2003. Other operating revenue increased $2.4 million or 21% over the second quarter of 2003 due primarily to deposit account service charges.

Table 5 - Consumer Banking
 (Dollars in Thousands)
                                         Three months ended June 30,         Six months ended June 30,
                                      ---------------------------------- ----------------------------------
                                             2004             2003              2004              2003
                                         ------------------------------- ----------------------------------
NIR (expense) from external sources   $      (4,340)   $      (4,202)    $      (8,331)     $      (8,626)
NIR (expense) from internal sources          15,227           14,535            29,908             29,056
                                         -------------    --------------    -------------      ------------
Total net interest revenue                   10,887           10,333            21,577             20,430

Other operating revenue                      14,078           11,662            27,095             22,897
Operating expense                            18,147           17,020            36,316             33,380
Net loans charged off                         1,477            1,547             3,266              3,465
Net income                                    3,262            2,095             5,553              3,961

Average assets                        $   2,665,074    $   2,461,655     $   2,679,631      $   2,476,000
Average equity                               67,380           62,550            59,790             62,030

Return on assets                               0.49%            0.34%             0.42%              0.32%
Return on equity                              19.47%           13.43%            18.68%             12.88%
Efficiency ratio                              72.69%           77.38%            74.61%             77.04%

Mortgage Banking

BOK Financial engages in mortgage banking activities through BOk Mortgage. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Consolidated mortgage banking revenue, which is included in other operating revenue, decreased $9.1 million or 55% compared to the second quarter of 2003. Mortgage servicing revenue fell by $1.1 million due to a 14% decrease in the principal balance of loans serviced for others. Secondary marketing gains decreased $8.0 million as the volume of loans funded fell. The decrease in mortgage banking revenue reduced Mortgage Banking's contribution to consolidated net income to $2.2 million or 5% for the second quarter of 2004 compared with $5.6 million or 14% for the same period of 2003.

BOK Mortgage comprises two sectors, loan production and loan servicing. The loan production sector generally performs best over a period of decreasing mortgage interest rates when loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage interest rates are relatively stable or increasing and prepayments are low. Rising interest rates, which began in the second half of 2003, significantly reduced the volume of loan applications and funding, which has substantially reduced loan production revenue. However, rising mortgage interest rates have increased the value of mortgage servicing rights and reduced related amortization expense.

Loan Production Sector

Pre-tax income from loan production decreased to $2.5 million for the second quarter of 2004 compared to $11.6 million for the previous year's second quarter. Operating revenue from loan production was $4.3 million in the second quarter of 2004, including $3.6 million of capitalized mortgage servicing rights, compared to revenue from loan production of $12.1 million in the second quarter of 2003, including $7.1 million of capitalized mortgage servicing rights. Mortgage loans funded totaled $197 million in the second quarter of 2004 compared to $400 million during the same period last year. The decrease in loan production revenue and volume of loans funded reflected the effects of higher interest rates on refinancing activities. Approximately 37% of loans funded during the second quarter of 2004 were for refinanced loans compared to 69% for the second quarter of 2003. The pipeline of mortgage loan applications totaled $232 million at June 30, 2004, down from $300 million at the end of the preceding quarter.

Loan Servicing Sector

The loan servicing sector earned a pre-tax profit of $307 thousand for the second quarter of 2004 compared to a pre-tax loss of $2.8 million for the same period of 2003. Rising interest rates during the second quarter of 2004 increased the fair value of the MSRs and required a $10.9 million reduction in the valuation allowance. The reversal of this allowance was partially offset by $10.1 million of losses on securities designated as economic hedges. During the second quarter of 2003, the fair value of MSRs declined due to falling interest rates. The decline in fair value required a $3.4 million impairment provision which was offset by realized gains of $4.4 million on securities held as an economic hedge of the MSRs.

Amortization expense, which is based on both actual and anticipated loan prepayments, decreased to $3.8 million in the second quarter of 2004 compared to $10.1 million in the same period of 2003 due to rising interest rates and a reduction in loan prepayment speeds relative to a year ago.

Servicing revenue totaled $4.5 million in 2004 compared to $5.6 million in 2003. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $4.2 billion for the second quarter of 2004 compared to $4.9 billion for the second quarter of 2003. The decrease in loans serviced reflected both the rapid refinancing of mortgage loans and a decision to curtail purchases of mortgage loan servicing.

The valuation allowance for impairment of mortgage servicing rights totaled $12 million at June 30, 2004 compared to $50 million at June 30, 2003. A valuation allowance is provided to reduce the carrying value of servicing rights to the lower of fair value or amortized cost segregated by impairment strata. Impairment strata are determined by interest rate bands and by loan types, either conventional or government-backed. The fair value of servicing rights is based on estimated revenues that will be generated over the servicing period, less estimated costs to service the loans. The valuation allowance may be reversed, in part or in whole, if the fair value of servicing rights in a particular impairment strata increase or if the amortized cost of servicing rights in a particular strata decrease. Fair value may increase if anticipated loan prepayment speeds decrease. Amortized cost of a particular impairment stratum will decrease through amortization. We periodically review the various impairment strata to determine whether the values of the impaired servicing rights are likely to recover. When it becomes probable that the impairment is other than temporary based on an estimate of fair values over a range of interest rates and prepayment speeds, a permanent impairment write-down of the servicing rights is charged against the valuation allowance. A $2.7 million write-down of mortgage servicing rights against the valuation allowance was recorded during the second quarter of 2004.

Table 6 - Mortgage Banking
 (Dollars in Thousands)
                                                    Three months ended June 30,         Six months ended June 30,
                                                 ----------------------------------- --------------------------------
                                                      2004             2003              2004               2003
                                                  ---------------------------------- --------------------------------
NIR (expense)  from external sources           $       5,524    $       7,647     $      11,309      $      15,336
NIR (expense) from internal sources                   (2,632)          (2,176)           (5,670)            (4,974)
                                                  -------------    --------------    --------------     -------------
Total net interest revenue                             2,892            5,471             5,639             10,362

Capitalized mortgage servicing rights                  3,559            7,112             6,255             12,633
Other operating revenue                                5,411           11,939            11,378             24,737
Operating expense                                      9,015           16,198            18,981             35,028
Provision (recovery) for impairment of
   mortgage servicing rights                         (10,865)           3,353            (7,162)            (4,477)
Gains (losses) on financial instruments, net         (10,113)           4,412            (7,880)             7,605
Net income                                             2,205            5,653             2,105             14,966

Average assets                                 $     586,577    $     665,045     $     584,395      $     673,458
Average equity                                        24,430           37,560            27,590             39,150

Return on assets                                        1.51%            3.41%             0.72%              4.48%
Return on equity                                       36.30%           60.37%            15.34%             77.09%
Efficiency ratio                                       76.00%           66.05%            81.56%             73.38%

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities are acquired and held as available for sale when prepayment risks exceed certain levels. We may also use "to be announced" ("TBA") securities as part of our economic hedging strategy. These TBA securities are considered derivative instruments. Because the fair values of these securities and derivatives are expected to vary inversely to the fair value of the servicing rights, they are expected to offset risk. No special hedge accounting treatment is applicable to either the mortgage servicing rights or the assets designated as an economic hedge. Changes in fair value of available for sale securities are recognized in shareholders' equity, net of taxes, and changes in the fair value of TBA securities are recognized in income.

This hedging strategy presents certain risks. A well-developed market determines the fair value for securities and related derivatives. However, there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At June 30, 2004, assets with a fair value of $32 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and assets held as a hedge is modeled over a range of +/- 50 basis points. The pre-tax results of this modeling on reported earnings were:

Table 7 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
                                          ----------------- ----------------
Anticipated change in:
Fair value of mortgage servicing rights       $ 5,235          $ (7,909)
Fair value of hedging securities                 (253)            1,792
                                          ----------------- ----------------
   Net                                        $ 4,982          $( 6,117)
                                          ----------------- ----------------

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

Wealth management contributed $1.9 million or 4% to consolidated net income for the second quarter of 2004 compared to $2.7 million or 7% last year. Operating revenue grew $1.1 million or 5% compared with the same quarter of 2003. The growth in operating revenue came primarily from trust fees and commissions. At June 30, 2004, the wealth management line of business was responsible for trust assets with aggregate market values of $20.9 billion under various fiduciary arrangements, compared to $16.9 billion a year ago. The growth in trust assets reflected increased market value of assets managed in addition to new business generated. We have sole or joint discretionary authority over $7.6 billion of trust assets at June 30, 2004 compared to $7.0 billion at June 30, 2003. Operating expenses increased $3.1 million or 15%, including $1.3 million for the cost to restructure an incentive compensation agreement.


Table 8 - Wealth Management
 (Dollars in Thousands)
                                           Three months ended June 30,         Six months ended June 30,
                                        --------------------------------  ---------------------------------
                                             2004             2003              2004              2003
                                         -------------------------------  ---------------------------------
NIR (expense) from external sources   $       1,035    $         317     $       2,073     $         646
NIR (expense) from internal sources           2,015            2,243             3,826             4,493
                                         -------------    --------------    -------------     -------------
Total net interest revenue                    3,050            2,560             5,899             5,139

Other operating revenue                      23,302           22,217            46,232            42,702
Operating expense                            23,251           20,134            44,236            39,378
Net income                                    1,901            2,698             4,796             5,006

Average assets                        $     727,393    $     665,757     $     741,709     $     694,197
Average equity                               72,120           72,510            73,120            67,920

Return on assets                               1.05%            1.63%             1.30%             1.45%
Return on equity                              10.60%           14.92%            13.19%            14.86%
Efficiency ratio                              88.23%           81.26%            84.86%            82.31%

Regional Banks

Regional banks include Bank of Texas, Bank of Albuquerque, Bank of Arkansas, and Colorado State Bank and Trust. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $12.2 million or 27% to consolidated net income for the second quarter of 2004. This compares to $10.6 million or 26% of consolidated net income for the second quarter of 2003.

Operations in Texas, New Mexico, Arkansas and Colorado contributed $8.3 million, $3.2 million, $673 thousand and $41 thousand, respectively, to consolidated net income for the second quarter of 2004. This is compared with $6.9 million, $2.6 million, $625 thousand and $426 thousand, respectively, for the second quarter of 2003. Net income from operations in Texas increased $1.4 million or 20% compared with the second quarter of 2003. Net interest revenue increased $5.2 million or 14% due primarily to an 18% increase in average assets. The increase in net interest revenue was partially offset by a $1.0 million increase in net loans charged off. Net income from operations in New Mexico increased $578 thousand or 22% due primarily to an $880 thousand increase in fees and commissions revenue.

Table 9 - Regional Banks
 (Dollars in Thousands)

                                                    Three months ended June 30,        Six months ended June 30,
                                                 -------------------------------- ----------------------------------
                                                      2004             2003              2004              2003
                                                  ------------------------------- ----------------------------------
NIR (expense) from external sources            $      45,798    $      39,754     $      92,257     $      78,244
NIR (expense) from internal sources                   (3,638)          (2,781)           (7,485)           (5,713)
                                                  -------------    --------------    -------------     -------------
Total net interest revenue                            42,160           36,973            84,772            72,531

Other operating revenue                               11,667            8,370            22,499            16,193
Operating expense                                     32,585           27,606            64,156            54,668
Net loans charged off                                  2,142            1,137             3,260             2,454
Gains on sales of financial instruments, net               -                -                 -               339
Net income                                            12,222           10,570            25,448            20,295

Average assets                                 $   5,487,610    $   4,641,192     $   5,509,537     $   4,656,233
Average equity                                       498,550          427,530           496,160           422,760

Return on assets                                        0.90%            0.91%             0.93%             0.88%
Return on equity                                        9.86%            9.92%            10.31%             9.68%
Efficiency ratio                                       60.54%           60.88%            59.81%            61.62%

Discussion and Analysis of Operations

Loans

The aggregate loan portfolio at June 30, 2004 totaled $7.5 billion and increased $25 million during the quarter. Residential mortgage loans, including loans held for sale, increased $43 million and commercial loans increased $14 million. These were partially offset by a $30 million reduction in outstanding commercial real estate loans.

---------------------------------------------------------------------------------------------------------------------
Table 10 - Loans
(In thousands)

                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2004             2004           2003             2003            2003
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,079,746    $   1,107,866   $   1,231,599   $   1,144,354    $   1,121,285
  Manufacturing                            485,657          501,296         482,657         531,242          532,849
  Wholesale/retail                         697,761          717,409         668,202         670,151          693,175
  Agricultural                             232,445          228,334         228,222         188,925          164,480
  Services                               1,488,963        1,400,521       1,383,835       1,303,186        1,247,129
  Other commercial and industrial          349,129          364,239         342,187         342,364          331,070
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,333,701        4,319,665       4,336,702       4,180,222        4,089,988
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        436,727          451,119         436,087         414,288          363,956
  Multifamily                              245,731          253,272         271,119         296,136          287,613
  Other real estate loans                  907,084          914,834         922,886         861,659          812,282
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,589,542        1,619,225       1,630,092       1,572,083        1,463,851
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,080,399        1,032,396       1,015,643       1,002,080          921,320
  Residential mortgages held for sale       79,034           83,556          56,543         109,035          144,890
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,159,433        1,115,952       1,072,186       1,111,115        1,066,210
---------------------------------------------------------------------------------------------------------------------

Consumer                                   442,424          445,734         444,909         428,136          422,839
---------------------------------------------------------------------------------------------------------------------

  Total                              $   7,525,100    $   7,500,576   $   7,483,889   $   7,291,556    $   7,042,888
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to energy customers totaled $1.1 billion or 14% of total loans at June 30, 2004. Approximately $918 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy loan category also included loans to borrowers involved in the transportation of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. The aggregate outstanding balance of energy loans decreased $28 million or 3% during the second quarter as continued high energy prices provided cash flow to the industry. Outstanding loans to the services industry totaled $1.5 billion at June 30, 2004. Loans to the services industries now comprise 20% of the total loan portfolio. Services included loans that totaled $271 million to nursing homes and $134 million to the healthcare industry. The remainder of the services sector of the loan portfolio is comprised of a large number of loans to small and medium-sized businesses with no notable concentrations. Agriculture loans, which increased $4 million during the quarter, included $200 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 10.

Commercial real estate loans totaled $1.6 billion at June 30, 2004 or 21% of the total loan portfolio. Construction and land development loans decreased $14 million. Construction and land development loans included $286 million for single-family residential lots and premises. Multifamily real estate loans decreased $8 million or 3% due primarily to one large payoff and limited loan funding during the quarter. The major components of other commercial real estate loans were office buildings at $288 million and retail facilities at $310 million.

Residential mortgage loans, excluding loans held for sale, included $401 million of home equity loans, $298 million of loans held for business relationship, $231 million of adjustable rate mortgage loans and $133 million of loans held for community development. Consumer loans included $209 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 13% of the indirect automobile loan portfolio was considered sub-prime.

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

---------------------------------------------------------------------------------------------------------------------
Table 11 - Loans by Principal Market Area
(In thousands)

                                         March 31,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2004             2004           2003             2003            2003
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,843,013    $   2,811,555   $   2,802,852   $   2,713,411    $   2,754,718
   Commercial real estate                  795,145          833,317         789,868         742,444          770,486
   Residential mortgage                    770,749          716,512         699,274         691,233          644,942
   Residential mortgage held for            79,034           83,556          56,543         109,035          144,890
   sale
   Consumer                                336,057          332,036         324,305         313,113          309,632
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,823,998    $   4,776,976   $   4,672,842   $   4,569,236    $   4,624,668
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $     939,471    $     932,302   $     963,340   $     898,075    $     840,470
   Commercial real estate                  453,724          460,659         477,561         460,292          444,162
   Residential mortgage                    194,760          205,163         204,481         197,814          202,423
   Consumer                                 85,742           91,331         101,269          96,668          100,148
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,673,697    $   1,689,455   $   1,746,651   $   1,652,849    $   1,587,203
                                    ---------------------------------------------------------------------------------
Albuquerque:
   Commercial                        $     317,647    $     317,488   $     297,896   $     296,710    $     297,371
   Commercial real estate                  175,537          161,529         175,745         167,412          180,000
   Residential mortgage                     65,184           64,887          66,179          65,853           68,374
   Consumer                                 11,251           10,837          11,070          10,371           10,703
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     569,619    $     554,741   $     550,890   $     540,346    $     556,448
                                    ---------------------------------------------------------------------------------
Northwest Arkansas:
   Commercial                        $      61,252    $      58,398   $      63,480   $      68,977    $      58,346
   Commercial real estate                   65,980           59,181          75,452          77,607           69,203
   Residential mortgage                      9,289            8,271           6,245           5,209            5,581
   Consumer                                  3,018            2,970           2,671           2,480            2,356
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     139,539    $     128,820   $     147,848   $     154,273    $     135,486
                                    ---------------------------------------------------------------------------------
Colorado (1):
   Commercial                        $     172,318    $     199,922   $     209,134   $     203,049    $     139,083
   Commercial real estate                   99,156          104,539         111,466         124,328                -
   Residential mortgage                     40,417           37,563          39,464          41,971                -
   Consumer                                  6,356            8,560           5,594           5,504                -
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     318,247    $     350,584   $     365,658   $     374,852    $     139,083
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $   7,525,100    $   7,500,576   $   7,483,889   $   7,291,556    $   7,042,888
                                    ---------------------------------------------------------------------------------

(1) Includes Denver loan production office.

Other Derivatives with Credit Risk

BOK Financial offers a program that permits its customers to hedge various risks. Much of the focus of these programs had been on assisting energy producing customers to hedge against price fluctuations and to take positions through energy derivative contracts. We added or expanded programs to assist customers in managing their interest rate and foreign exchange risks during 2003. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and selected counterparties to minimize the risk to BOK Financial of changes in energy prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as compensation for administrative costs, credit risk and profit.

These programs create credit risk for amounts due to BOK Financial from its customers and counterparties. Customer and counterparty credit risks are monitored through existing policies. Margin collateral may be required from customers and counterparties based on assessment of credit risk.

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

Derivative contracts are carried at fair value. At June 30, 2004, the fair value of derivative contracts reported as assets under these programs totaled $294 million. This included energy contracts with fair values of $285 million and foreign exchange contracts with fair values of $7 million. The aggregate fair values of offsetting liability contracts totaled $296 million. Approximately 64% of the fair value of asset contracts was with customers. The remaining 36% was with counterparties. Conversely, approximately 65% of the fair value of liability contracts was with counterparties. The remaining 35% was due to various customers. The maximum exposure to any single customer or counterparty totaled $38 million at June 30, 2004.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $129 million at June 30, 2004 compared to $130 million at March 31, 2004 and $123 million at June 30, 2003. These amounts represent 1.73%, 1.75%, and 1.78%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The reserve for loan losses also represented 224% of nonperforming loans at June 30, 2004, compared with 280% at March 31, 2004 and 221% at June 30, 2003. Net loans charged off during the second quarter totaled $4.9 million, compared to $5.8 million in the first quarter of 2004 and $6.4 million the second quarter of 2003. Table 12 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
Table 12 - Summary of Loan Loss Experience
(In thousands)
                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                        June 30,       March 31,       Dec. 31,       Sept. 30,         June 30,
                                         2004            2004           2003            2003             2003
                                   --------------------------------------------------------------------------------
Beginning balance                   $     129,838  $     128,639   $     126,971  $     122,772    $     119,699
 Loans charged off:
  Commercial                                2,826          4,188           3,116          4,362            4,709
  Commercial real estate                      617              -              37             46                -
  Residential mortgage                        231            349             594            590              137
  Consumer                                  2,998          3,425           3,802          3,158            2,873
-------------------------------------------------------------------------------------------------------------------
  Total                                     6,672          7,962           7,549          8,156            7,719
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged off:
   Commercial                                 359            580             111            553              128
   Commercial real estate                       4             17               2             40                3
   Residential mortgage                        87             20               6             25               14
   Consumer                                 1,302          1,517           1,097          1,234            1,144
-------------------------------------------------------------------------------------------------------------------
    Total                                   1,752          2,134           1,216          1,852            1,289
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                       4,920          5,828           6,333          6,304            6,430
Provision for loan losses                   3,987          7,027           8,001          8,220            9,503
Additions due to acquisitions                   -              -               -          2,283                -
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     128,905  $     129,838   $     128,639  $     126,971    $     122,772
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.73%          1.75%           1.73%          1.77%            1.78%
 Net loan losses (annualized)
  to average loans (1)                       0.26           0.31            0.35           0.36             0.38
-------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral value. At June 30, 2004, specific impairment reserves totaled $3.7 million on total impaired loans of $48 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each factor identified. At June 30, 2004, the range of potential losses for the more significant factors were:

General economic conditions         $ 6.6 million    -   $ 10.4 million
Concentration of large loans        $ 1.6 million    -   $  3.1 million

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

Nonperforming Assets

Information regarding nonperforming assets, which totaled $62 million at June 30, 2004, $52 million at March 31, 2004 and $61 million at June 30, 2003 is presented in Table 13. Nonperforming assets included nonaccrual loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans increased $11.2 million during the second quarter of 2004. Newly identified nonaccruing loans totaled $22.7 million. Two loans in unrelated industries comprised $15.9 million of the newly identified nonaccruing loans. This increase in nonaccruing loans was partially offset by $4.6 million from cash payments received and $2.1 million from charge-offs and foreclosure. Nonaccruing loans also decreased $4.6 million due to a loan returned to accruing status after a period of satisfactory performance.

---------------------------------------------------------------------------------------------------------------------
Table 13 - Nonperforming Assets
(In thousands)
                                                   June 30,      March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2004          2004          2003         2003          2003
                                               ----------------------------------------------------------------------
Nonperforming loans:
  Nonaccrual loans:
   Commercial                                   $    38,264   $    30,751   $    41,360  $    38,253   $    41,364
   Commercial real estate                            10,208         5,953         2,311        2,528         4,719
   Residential mortgage                               8,346         8,649         7,821        8,568         8,323
   Consumer                                             792         1,024         1,189        1,439         1,213
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                         57,610        46,377        52,681       50,788        55,619
Other nonperforming assets                            4,776         5,954         7,186        7,920         5,713
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    62,386   $    52,331   $    59,867  $    58,708   $    61,332
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               223.75%       279.96%       244.18%      250.00%       220.74%
 Nonperforming loans to
  period-end loans (2)                                0.77          0.63          0.71         0.71          0.81
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                   $   10,280   $    16,376    $   14,944   $   12,372    $    6,996
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                                $    3,226   $     4,420    $    4,132   $    4,519    $    4,669
(2)  Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in nonperforming assets. Known information does, however, cause management to have concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $60 million at June 30, 2004 compared to $69 million at March 31, 2004 and $57 million at June 30, 2003. At June 30, 2004, the composition of potential problem loans by primary industry categories included services industries - $17 million, energy and related services - $11 million, healthcare - $10 million and manufacturing - $7 million.

Deposits

Total deposits increased $245 million to $9.6 billion during the second quarter of 2004. Deposit growth came primarily from time deposits, which increased $243 million. Brokered time deposits increased $194 million to $437 million at June 30, 2004. The increase in brokered deposits was the result of a strategy to lower brokered deposit funding costs without affecting liquidity. Existing shorter-term brokered deposits were replaced with longer-term fixed-rate brokered deposits. The longer-term deposits have more standardized terms and can be hedged more effectively with interest rate swaps, which are used to convert the cost of the funds to a LIBOR-based floating rate. A discussion of the hedging of the brokered time deposits with interest rate swaps is included in the Market Risk section of this report.

Average core deposits, which we define as deposits of less than $100,000 excluding public funds and brokered time deposits, increased $199 million or 4% compared to the first quarter of 2004. Public funds decreased $10 million or 1% during this same period due to the timing of tax receipts. Average brokered deposits increased $94 million or 38%. The remaining deposits, which were comprised of account balances in excess of $100,000, increased $80 million or 2%.

The distribution of deposit accounts among BOK Financial's principal markets is shown in Table 14. Total deposits grew by 2% and 3%, respectively, in the Oklahoma and Texas markets, and 5% in New Mexico during the second quarter.

---------------------------------------------------------------------------------------------------------------------
Table 14 - Deposits by Principal Market Area
(In thousands)
                                          June 30,       March 31,        Dec. 31,        Sept. 30,        June 30,
                                           2004            2004            2003             2003            2003
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,069,823   $   1,137,710    $   1,025,483   $     944,670    $   1,216,746
   Interest-bearing:
     Transaction                         2,229,366       2,212,752        2,246,675       2,098,537        2,100,705
     Savings                                96,091         101,656           98,611         103,292          107,591
     Time                                2,615,179       2,439,732        2,403,293       2,498,235        2,380,844
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,940,636       4,754,140        4,748,579       4,700,064        4,589,140
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   6,010,459   $   5,891,850    $   5,774,062   $   5,644,734    $   5,805,886
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     578,727   $     562,089    $     421,292   $     427,473    $     412,301
   Interest-bearing:
     Transaction                         1,124,279       1,087,918        1,213,777       1,064,835        1,004,029
     Savings                                34,370          34,734           35,702          36,594           36,289
     Time                                  548,001         526,082          505,463         507,702          532,402
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,706,650       1,648,734        1,754,942       1,609,131        1,572,720
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,285,377   $   2,210,823    $   2,176,234   $   2,036,604    $   1,985,021
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Demand                            $     135,648   $     124,557    $     106,050   $     103,262    $     104,896
   Interest-bearing:
     Transaction                           350,453         347,763          370,294         348,579          308,901
     Savings                                19,153          20,306           20,728          22,720           24,621
     Time                                  353,650         329,063          317,924         306,920          299,877
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  723,256         697,132          708,946         678,219          633,399
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     858,904   $     821,689    $     814,996   $     781,481    $     738,295
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Demand                            $      11,816   $      12,402    $      16,351   $      15,788    $      12,723
   Interest-bearing:
     Transaction                            21,929          24,003           28,411          22,226           21,652
     Savings                                 1,191           1,545            1,341           1,059            1,039
     Time                                  112,634          90,699          105,598         123,789          126,566
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  135,754         116,247          135,350         147,074          149,257
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     147,570   $     128,649    $     151,701   $     162,862    $     161,980
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      81,478   $      84,505    $      79,424   $      75,183    $           -
   Interest-bearing:
     Transaction                           166,139         166,179          162,651         164,350                -
     Savings                                19,021          19,847           18,347          17,140                -
     Time                                   41,361          42,032           42,448          44,871                -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  226,521         228,058          223,446         226,361                -
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     307,999   $     312,563    $     302,870   $     301,544    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $   9,610,309   $   9,365,574    $   9,219,863   $   8,927,225    $   8,691,182
                                    ---------------------------------------------------------------------------------

Capital

Shareholders' equity decreased $37 million during the second quarter of 2004 and totaled $1.3 billion at June 30, 2004. Net income for the quarter of $45.5 million was offset by an $83 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from depreciation in the fair value of BOK Financial's portfolio of available for sale securities due to rising interest rates. This decrease in accumulated other comprehensive income is considered temporary based upon the company's ability and management's intent to hold the securities until the value recovers.

BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. For a banking institution to qualify as well capitalized, as defined by the banking agencies, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. BOK Financial's capital ratios are presented in Table 15. Additionally, each subsidiary bank exceeds the regulatory definition of well capitalized.

---------------------------------------------------------------------------------------------------------
Table 15 - Capital Ratios
                                  June 30,       March 31,       Dec. 31,      Sept. 30,     June 30,
                                    2004            2004           2003          2003          2003
                               --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                 9.20%           9.24%          9.06%          9.03%         9.19%
Risk-based capital:
  Tier 1 capital                    9.79            9.32           9.15           8.84          9.32
  Total capital                    11.90           11.45          11.31          11.02         11.85
Leverage                            7.52            7.34           7.17           7.03          7.21

During 2002, BOK Financial issued shares of common stock for its purchase of Bank of Tanglewood. In addition, BOK Financial agreed to a limited price guarantee on a portion of the shares issued in this purchase. Pursuant to this guarantee, any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 210,069 after adjustment for the 3% dividend paid in common shares in the second quarter of 2004. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock to satisfy any obligation under the price guarantee or to pay cash.

The following table presents the estimated number of common shares that would be required to be issued and the cash value equivalent if the market value of BOK Financial's common stock remained at $39.27, its closing price on June 30, 2004 and if all holders exercised their rights under the price guarantee agreement.

                                                                                               Cash
                                                                                            Equivalent
                                                                                                of
                                                                           Additional       Additional
                                                              Number         Shares           Shares
               Benchmark                     Benchmark          Of             To               (In
                 Period                        Price          Shares          Issue         Thousands)
------------------------------------------------------------------------------------------------------------

  October 25, 2004 - December 24, 2004          35.24         210,069              -               -

  October 25, 2005 - December 24, 2005          37.67         210,069              -               -

  October 25, 2006 - December 24, 2006          40.10         210,069          4,434              174

  October 25, 2007 - December 24, 2007          42.53         210,069         17,434              685

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


Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest-bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest-bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected average duration of 3.0 years while the related funds borrowed have an average duration of 90 days. Securities purchased and funds borrowed under this strategy averaged $1.8 billion during the second quarter of 2004.

BOK Financial uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain loans with funding sources and long-term certificates of deposit with earning assets. During the second quarters of 2004 and 2003, net interest revenue increased $3.7 million and $4.0 million, respectively, from periodic settlements of these contracts.

Interest rate derivatives with notional amounts of $472 million have been designated as fair value hedges of fixed-rate brokered certificates of deposit and debt. During the second quarter of 2004, the fair values of these derivatives decreased $7.3 million. The corresponding fair values of the hedged liabilities increased $7.8 million during this same period. The net effect of these changes in fair values, combined with changes in fair value of interest rate derivatives not designated as hedges for accounting purposes, resulted in a net gain of $201 thousand in the second quarter of 2004. This is compared with a net loss of $1.1 million in the second quarter of 2003 from adjustments of interest rate swaps to fair value. No interest rate derivatives were designated as hedges in the prior year. Credit risk from these swaps is closely monitored. Derivative contracts are not used for speculative purposes.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Interest Rate Swaps
(In Thousands)
                     Notional                Pay                  Receive             Positive         Negative
                      Amount                 Rate                   Rate             Fair Value       Fair Value
                -----------------------------------------------------------------------------------------------------
Expiration:
2005                   $65,000             1.37%(1)            1.57% - 4.06%         $       2       $      (96)
2006                    93,599         1.37%(1) - 5.43%       1.37%(1) - 4.45%              47           (1,380)
2007                   475,000       1.37%(1) - 1.61%(1)       3.10% - 4.51%             1,014           (2,819)
2008                   122,000             1.37%(1)            2.90% - 5.99%                 -           (2,972)
2009                    65,000             1.37%(1)            3.26% - 4.39%               218             (584)
2010                    10,000             1.37%(1)            3.54% - 3.77%                 -             (397)
2011                    65,103         1.37%(1) - 5.51%       1.37%(1) - 4.10%               -           (2,556)
---------------------------------------------------------------------------------------------------------------------
                                                                                      $  1,281        $ (10,804)
                                                                                  -----------------------------------
(1) Rates are variable based on LIBOR and reset monthly, quarterly or semi-annually.

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

Table 17 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                         Increase                       Decrease
                                 --------------------------    ---------------------------    ------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    ------------------------
                                     2004         2003            2004          2003             2004         2003
                                 --------------------------    ---------------------------    ------------------------
Anticipated impact over the next twelve months:
   Net interest revenue           $     9,477    $   4,840      $   (4,915)    $   (4,414)      $   7,750     $   305
                                          2.2%         1.2%           (1.2)%         (1.1)%           1.8%        0.1%
----------------------------------------------------------------------------------------------------------------------

   Net income                     $     5,924    $   3,025      $   (3,071)    $   (2,758)      $   4,844     $   191
                                          3.3%         2.0%           (1.7)%         (1.8)%           2.7%        0.1%
----------------------------------------------------------------------------------------------------------------------

   Economic value of equity       $    (63,010)  $ (51,081)     $    29,616    $   (4,812)      $  (9,739)    $ 7,824
                                         (4.0)%       (3.7)%            1.9%         (0.3)%          (0.6)%       0.6%
----------------------------------------------------------------------------------------------------------------------

The decrease in economic value of equity assuming a 200 basis point rate shock was due primarily to projected decreases in the fair values of securities of $325 million and fixed-rate loans of $125 million. A 200 basis point rate shock is estimated to extend the duration of the securities portfolio by less than one year. The decrease in fair value of securities and loans would be partially offset by an estimated $384 million increase in the fair values of fixed rate deposits and other borrowed funds.

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At June 30, 2004, the VAR was $223 thousand. The greatest value at risk during the second quarter of 2004 was $793 thousand.


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

------------------------------------------------------- --- --------- --- ------------ -------------------------------------
Consolidated Statements of Earnings (Unaudited)
(Dollars In Thousands, Except Per Share Data)
                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                             June 30,
                                                             2004            2003               2004               2003
                                                          ----------------------------------------------------------------
Interest Revenue
Loans                                                  $     95,956    $     92,446       $    192,451      $    186,922
Taxable securities                                           49,321          46,911             96,837            92,045
Tax-exempt securities                                         1,818           2,004              3,638             4,140
--------------------------------------------------------------------------------------------------------------------------
   Total securities                                          51,139          48,915            100,475            96,185
--------------------------------------------------------------------------------------------------------------------------
Trading securities                                              201             114                337               214
Funds sold and resell agreements                                 53              59                 92               165
--------------------------------------------------------------------------------------------------------------------------
   Total interest revenue                                   147,349         141,534            293,355           283,486
--------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                     32,686          32,863             65,172            67,940
Other borrowings                                              7,107           8,314             15,084            16,948
Subordinated debentures                                       2,367           2,420              4,703             4,840
--------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                    42,160          43,597             84,959            89,728
--------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                        105,189          97,937            208,396           193,758
Provision for Loan Losses                                     3,987           9,503             11,014            19,415
--------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Loan Loss Provision              101,202          88,434            197,382           174,343
--------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                11,166          10,459             21,177            19,673
Transaction card revenue                                     16,817          14,059             31,541            26,735
Trust fees and commissions                                   13,939          10,845             27,648            21,025
Service charges and fees on deposit accounts                 23,928          19,606             46,083            38,590
Mortgage banking revenue, net                                 7,555          16,609             15,299            32,144
Leasing revenue                                                 860             795              1,747             1,654
Other revenue                                                 5,774           5,555             12,398            10,215
--------------------------------------------------------------------------------------------------------------------------
Total fees and commissions revenue                           80,039          77,928            155,893           150,036
--------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                                          35               8                719               738
Gain (loss) on securities, net                              (11,005)         10,457             (6,728)           20,146
Gain (loss) on derivatives, net                                 201          (1,111)              (794)           (2,407)
--------------------------------------------------------------------------------------------------------------------------
Total other operating revenue                                69,270          87,282            149,090           168,513
--------------------------------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                                    59,810          53,584            118,019           107,368
Business promotion                                            3,831           2,781              7,181             6,252
Contribution of stock to BOk Charitable Foundation                -               -              4,125                 -
Professional fees and services                                3,994           5,404              7,893             9,169
Net occupancy and equipment                                  11,732          11,240             23,583            22,301
Data processing and communications                           15,270          12,940             29,911            24,660
Printing, postage and supplies                                3,130           3,523              6,447             6,882
Amortization of intangible assets                             2,121           1,777              4,259             3,554
Mortgage banking costs                                        4,433          11,481             10,276            25,923
Provision (recovery) for impairment of mortgage
   servicing rights                                         (10,865)          3,353             (7,162)           (4,477)
Other expense                                                 5,536           6,151             10,908            10,067
--------------------------------------------------------------------------------------------------------------------------
Total other operating expense                                98,992         112,234            215,440           211,699
--------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          71,480          63,482            131,032           131,157
Federal and state income tax                                 25,947          22,707             46,347            46,915
Net Income                                             $     45,533    $     40,775       $     84,685      $     84,242
--------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
-------------------------------------------------------------------------------------------------------------------------
   Basic                                               $      0.76     $      0.69        $      1.42       $      1.43
-------------------------------------------------------------------------------------------------------------------------
   Diluted                                             $      0.68     $      0.61        $      1.27       $      1.27
-------------------------------------------------------------------------------------------------------------------------

Average Shares Used in Computation:
-------------------------------------------------------------------------------------------------------------------------
   Basic                                                  59,146,624       58,647,952        59,098,913        58,587,197
-------------------------------------------------------------------------------------------------------------------------
   Diluted                                                66,719,734       66,506,486        66,688,766        66,434,786
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Data)

                                                                    June 30,       December 31,         June 30,
                                                                      2004             2003               2003
                                                                  --------------------------------------------------
                                                                   (Unaudited)                         (Unaudited)
Assets
Cash and due from banks                                        $      574,549    $      629,480    $      718,497
Funds sold and resell agreements                                      148,035            14,432            10,395
Trading securities                                                     15,133             7,823            38,143
Securities:
  Available for sale                                                3,925,068         3,833,449         4,355,669
  Available for sale securities pledged to creditors                  646,959           685,419           644,767
  Investment (fair value:  June 30, 2004 - $205,998;
    December 31, 2003 - $191,256;
    June 30, 2003 - $197,541)                                         205,933           187,951           192,185
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                4,777,960         4,706,819         5,192,621
--------------------------------------------------------------------------------------------------------------------
Loans                                                               7,525,100         7,483,889         7,042,888
Less reserve for loan losses                                         (128,905)         (128,639)         (122,772)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             7,396,195         7,355,250         6,920,116
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           173,798           175,901           160,474
Accrued revenue receivable                                             76,422            74,980            66,689
Intangible assets, net                                                246,539           250,686           194,478
Mortgage servicing rights, net                                         53,000            48,550            31,141
Real estate and other repossessed assets                                4,776             7,186             5,713
Bankers' acceptances                                                   18,783            30,884            33,857
Receivable on unsettled security transactions                           8,018                 -                 -
Derivative contracts                                                  294,900           149,100           142,605
Other assets                                                          199,888           130,652           116,527
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   13,987,996    $   13,581,743    $   13,631,256
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,877,492    $    1,648,600    $    1,746,666
Interest-bearing deposits:
  Transaction                                                       3,892,166         4,021,808         3,435,287
  Savings                                                             169,826           174,729           169,540
  Time                                                              3,670,825         3,374,726         3,339,689
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    9,610,309         9,219,863         8,691,182
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,497,685         1,609,668         1,723,711
Other borrowings                                                    1,016,327         1,016,650         1,057,476
Subordinated debentures                                               151,538           154,332           154,977
Accrued interest, taxes and expense                                    49,692            85,409            65,316
Bankers' acceptances                                                   18,783            30,884            33,857
Due on unsettled security transactions                                      -             8,259           518,782
Derivative contracts                                                  307,102           149,326           136,485
Other liabilities                                                      77,485            78,722            64,280
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         12,728,921        12,353,113        12,446,066
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            12                12                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  June 30, 2004 - 60,095,270;  December 31, 2003
  -  58,055,697; June 30, 2003 - 57,818,775)                                4                 4                 4
Capital surplus                                                       618,866           546,594           538,468
Retained earnings                                                     716,049           698,052           624,309
Treasury stock (shares at cost: June 30, 2004 -  932,223;
  December 31, 2003 - 848,892; June 30, 2003 - 786,484)               (27,892)          (24,491)          (21,129)
Accumulated other comprehensive income (loss)                         (47,964)            8,459            43,513
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,259,075         1,228,630         1,185,190
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   13,987,996    $   13,581,743    $   13,631,256
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)

                                                               Accumulated
                         Preferred Stock     Common Stock         Other                               Treasury Stock
                       ------------------------------------   Comprehensive    Capital   Retained  --------------------
                         Shares   Amount    Shares   Amount    Income (Loss)   Surplus   Earnings    Shares    Amount     Total
                       ------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2002     250,000  $ 25      55,750     $  3     $ 43,088       $475,054   $598,777     683    $ (17,421) $1,099,526
Comprehensive income:
  Net income                  -     -          -         -            -              -     84,242       -           -       84,242
   Other comprehensive
     income, net of tax:
     Unrealized gain (loss)
        on securities
        available for sale (1)-     -          -         -          425              -          -       -           -          425
                                                                                                                           -------
    Comprehensive income                                                                                                    84,667
                                                                                                                           -------
Exercise of stock options     -        -      366        -            -          5,319          -      82       (2,964)      2,355
Stock-based compensation      -        -        -        -            -           (948)         -       -            -        (948)
Cash dividends on
  preferred stock             -        -        -        -            -              -       (375)      -            -        (375)
Dividends paid in
  shares of common stock:
   Common stock               -        -    1,680        1            -         58,293    (57,585)     21         (744)        (35)
   Preferred stock            -        -       23        -            -            750       (750)      -            -           -
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
  June 30, 2003         250,000    $  25   57,819   $    4     $ 43,513       $538,468   $624,309     786    $ (21,129)  $1,185,190
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2003     250,000    $  12   58,056   $    4     $  8,459      $ 546,594   $698,052     849    $ (24,491)  $1,228,630
Comprehensive income:
   Net income                 -        -        -        -            -              -     84,685       -            -       84,685
   Other comprehensive
     income, net of tax:
     Unrealized gain (loss)
      on securities
      available for sale(1)   -        -        -        -      (56,423)             -          -       -            -      (56,423)
                                                                                                                         ----------
    Comprehensive income                                                                                                     28,262
                                                                                                                         ----------
Exercise of stock options     -        -      290        -            -          4,813          -      56       (2,362)       2,451
Conversion of preferred
   stock to common          (13)       -        -        -            -              -          -       -            -            -
Tax benefit on exercise of
   stock options              -        -        -        -            -          1,263          -       -            -        1,263
Stock-based compensation      -        -        -        -            -           (742)         -       -            -         (742)
Cash dividends on
   preferred stock            -        -        -        -            -              -       (750)      -            -         (750)
Dividends paid in shares
  of common stock:
   Common stock               -        -    1,749        -            -         66,938    (65,938)     27       (1,039)         (39)
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2004       249,987     $ 12   60,095   $    4    $ (47,964)     $ 618,866  $ 716,049     932     $(27,892)  $1,259,075
-----------------------------------------------------------------------------------------------------------------------------------

(1)                                            June 30, 2004      June 30, 2003
                                               -------------      -------------
Changes in other comprehensive income:
   Unrealized gains (losses) on available
    for sale securities                       $     (94,126)     $     20,896
  Tax benefit (expense) on unrealized gains
    (losses) on available for sale securities        33,592            (7,537)
  Reclassification adjustment for (gains)
    losses realized and included in net income        6,728           (20,146)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains) losses     (2,617)            7,212
                                             ----------------------------------
Net change in unrealized gains (losses) on
    securities                                $     (56,423)    $         425
                                             ----------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                      --------------------------------------
                                                                              2004               2003
                                                                      --------------------------------------
Cash Flows From Operating Activities:
Net income                                                              $     84,685      $     84,242
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                   11,014            19,415
  Recovery for mortgage servicing rights                                      (7,162)           (4,477)
  Unrealized losses from derivatives                                          12,894             2,928
  Stock-based compensation                                                     3,667             2,307
  Tax benefit of stock option exercises                                        1,263                 -
  Depreciation and amortization                                               25,376            15,521
  Net amortization of financial instrument discounts and premiums             (3,164)            5,195
  Net (gain) loss on sale of assets                                               68           (42,982)
  Mortgage loans originated for resale                                      (355,981)         (730,423)
  Proceeds from sale of mortgage loans held for resale                       371,224           738,096
  Change in trading securities                                                (7,310)          (33,033)
  Change in accrued revenue receivable                                        (1,442)            5,329
  Change in other operating assets                                           (22,502)          (33,780)
  Change in accrued interest, taxes and expense                              (35,717)           (8,727)
  Change in other liabilities                                                  8,477            36,148
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     85,390            55,759
------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                           39,696            30,865
  Proceeds from maturities of available for sale securities                  556,393         1,157,603
  Purchases of investment securities                                         (57,797)          (25,201)
  Purchases of available for sale securities                              (2,188,475)       (4,358,803)
  Proceeds from sales of available for sale securities                     1,484,216         2,149,080
  Loans originated or acquired net of principal collected                   (118,164)         (197,927)
  Payments on derivative asset contracts                                     (82,039)          (27,285)
  Net change in other investment assets                                        4,525            (9,708)
  Proceeds from disposition of assets                                         59,250            80,957
  Purchases of assets                                                        (16,897)          (31,423)
------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                     (319,292)       (1,231,842)
------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                     94,347           490,959
  Net change in certificates of deposit                                      296,099            72,087
  Net change in other borrowings                                            (112,306)          125,479
  Proceeds from derivative liability contracts                                81,121            28,705
  Net change in derivative margin accounts                                   (32,072)          (28,397)
  Change in amount due on unsettled security transactions                    (16,277)          589,982
  Issuance of preferred, common and treasury stock, net                        2,451             2,355
  Payment of dividends                                                          (789)             (410)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    312,574         1,280,760
------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                       78,672           104,677
Cash and cash equivalents at beginning of period                             643,912           624,215
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $    722,584      $    728,892
------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                  $     87,400      $     93,078
------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                     $     44,586      $     43,544
------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                    $      2,219      $        356
------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                    $     65,899      $     58,300
------------------------------------------------------------------------------------------------------------

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

(2) Mortgage Banking Activities

At June 30, 2004, BOK Financial owned the rights to service 57,891 mortgage loans with outstanding principal balances of $4.6 billion, including $427 million serviced for BOK Financial. The weighted average interest rate and remaining term was 6.36% and 268 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the six months ending June 30, 2004 is as follows (in thousands):

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                -----------------------------------------------------------------------------------------
Balance at
    December 31, 2003           $     22,380   $    54,456   $    76,836   $    (31,995)     $     3,709   $    48,550
Additions, net                             -         6,255         6,255              -                -         6,255
Amortization expense                  (2,843)       (5,768)       (8,611)             -             (356)       (8,967)
Write-off                             (4,044)       (5,403)       (9,447)        12,800           (3,353)            -
Recovery (provision) for
   impairment                              -             -             -          7,162                -         7,162
------------------------------------------------------------------------------------------------------------------------
Balance at  June 30, 2004       $     15,493   $    49,540   $    65,033   $    (12,033)     $         -   $    53,000
------------------------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights (1) $     11,971   $    41,673   $    53,644              -                -   $    53,644
------------------------------------------------------------------------------------------------------------------------
(1) Excludes approximately $1.4 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at June 30, 2004 follows (in thousands):

                                               < 5.51%      5.51% - 6.49%    6.50% - 7.49%    => 7.50%      Total

Cost less accumulated amortization          $  14,275         $   23,295       $   20,785     $   6,678   $   65,033
----------------------------------------------------------------------------------------------------------------------

Fair value                                  $  13,053         $   19,433       $   15,876     $   5,282   $   53,644
----------------------------------------------------------------------------------------------------------------------
Impairment (2)                              $   1,454         $    3,864       $    4,911     $   1,804   $   12,033
----------------------------------------------------------------------------------------------------------------------

Outstanding principal of loans serviced (1) $ 921,300         $1,336,320       $1,207,620     $ 426,060   $3,891,300
----------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $427 million for loans serviced for BOK Financial and $103 million of mortgage loans originated prior to FAS 122, for which there are no capitalized mortgage servicing rights.

(2) Impairment is determined by both an interest rate and loan type stratification.

(3)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                                Six Months Ended June 30,
                                           ----------------------------------
                                               2004                2003
                                           --------------     ---------------
Proceeds                                $    1,484,216     $     2,149,080
Gross realized gains                             5,123              21,178
Gross realized losses                           11,851               1,032
Related federal and state income
   tax expense (benefit)                        (2,380)              7,212


(4) Employee Benefits

BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents components of net periodic pension cost (dollars in thousands):

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                         --------------------------------------------------------------------
                                             2004                2003               2004             2003
                                         --------------------------------------------------------------------
Service cost                          $        1,563     $         1,294     $        3,240   $         2,589
Interest cost                                    579                 504              1,158             1,008
Expected return on plan assets                  (912)               (740)            (1,814)           (1,479)
Amortization of prior service cost                15                  15                 30                30
Amortization of net (gain) loss                  265                 204                530               409
-------------------------------------------------------------------------------------------------------------
Net periodic pension cost             $        1,510     $         1,277     $        3,144   $         2,557
-------------------------------------------------------------------------------------------------------------

During the first quarter of 2004, the Company made Pension Plan contributions totaling $7.7 million, which funded the remaining maximum contribution for 2003 permitted under applicable regulations. During the second quarter of 2004, the Company made contributions totaling $1.0 million applicable to 2004.

Management has been advised that no minimum contribution will be required for 2004. The maximum allowable contribution has not yet been determined.

(5)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended         Six Months Ended
                                                          -----------------------------------------------------
                                                             June 30,     June 30,     June 30,     June 30,
                                                               2004       2003 (2)       2004       2003 (2)
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  45,533    $  40,775    $  84,685    $  84,242
   Preferred stock dividends                                     (375)        (375)        (750)        (750)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            45,158       40,400       83,935       83,492
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375          750          750
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  45,533    $  40,775    $  84,685    $  84,242
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        59,146,624   58,647,952   59,098,913   58,587,197
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    620,203      813,367      637,490      744,048
     Convertible preferred stock                            6,927,178    6,921,164    6,927,289    6,921,164
     Tanglewood market value guarantee                         25,729      124,003       25,074      182,377
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            7,573,110    7,858,534    7,589,853    7,847,589
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         66,719,734   66,506,486   66,688,766   66,434,786
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.76      $  0.69      $  1.42      $  1.43
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.68      $  0.61      $  1.27      $  1.27
---------------------------------------------------------------------------------------------------------------

(1) Current market price was greater than exercise price on all employee stock options.
(2) Restated for 3% dividend paid in common shares in May 2004.


(6)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2004 is as follows (in thousands):

                                                  Net           Other            Other
                                                Interest      Operating        Operating           Net           Average
                                                Revenue       Revenue(1)        Expense           Income         Assets
                                              -----------------------------------------------------------------------------
Total reportable segments                  $      179,741  $      157,769  $      204,530   $      70,948  $   14,229,787
Unallocated items:
   Tax-equivalent adjustment                        2,286               -               -           2,286               -
   Funds management                                31,722          (1,217)          4,153          11,194       1,519,548
   All others (including eliminations), net        (5,353)             60           6,757             257      (2,046,173)
                                              -----------------------------------------------------------------------------
BOK Financial consolidated                 $      208,396  $      156,612  $      215,440   $      84,685  $   13,703,162
                                              =============================================================================

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2003 is as follows (in thousands):

                                                  Net            Other            Other
                                                Interest        Operating       Operating           Net         Average
                                                Revenue         Revenue(1)       Expense          Income         Assets
                                              -----------------------------------------------------------------------------

Total reportable segments                  $      165,547  $      157,670  $      201,335   $      72,322  $   12,846,056
Unallocated items:
   Tax-equivalent adjustment                        2,730               -               -           2,730               -
   Funds management                                33,660          (4,949)          5,002          11,661       1,205,862
   All others (including eliminations), net        (8,179)         (1,947)          5,362          (2,471)     (1,584,594)
                                              -----------------------------------------------------------------------------
BOK Financial consolidated                 $      193,758  $      150,774  $      211,699   $      84,242  $   12,467,324
                                              =============================================================================

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

As of June 30, 2004, outstanding commitments and letters of credit were as follows (in thousands):
                                               June 30,
                                                2004
                                            --------------
Commitments to extend credit                $  3,087,349
Standby letters of credit                        539,427
Commercial letters of credit                       5,139
Commitments to purchase securities                26,802

------------------------------------------------------------------------------------------------------------------------------
Six Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Six Months Ended
                                          ------------------------------------------------------------------------------------
                                                        June 30, 2004                               June 30, 2003
                                          -----------------------------------------     --------------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,631,025  $    96,837       4.22%      $   4,221,462  $    92,045      4.46%
  Tax-exempt securities (3)                     197,094        5,770       5.89             191,872        6,566      6.90
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,828,119      102,607       4.29           4,413,334       98,611      4.57
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             19,506          445       4.59              11,280          252      4.51
  Funds sold and resell agreements               12,140           92       1.52              22,996          165      1.45
  Loans (2)                                   7,521,485      192,497       5.15           6,960,069      187,188      5.42
     Less reserve for loan losses               131,902            -       -                121,536            -      -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       7,389,583      192,497       5.24           6,838,533      187,188      5.52
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 12,249,348      295,641       4.86          11,286,143      286,216      5.14
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,453,814                                   1,181,181
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  13,703,162                               $  12,467,324
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,839,843       15,458       0.81%      $   3,407,053       16,769      0.99%
  Savings deposits                              174,262          478       0.55             170,504          489      0.58
  Time deposits                               3,480,555       49,236       2.84           3,445,686       50,682      2.97
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits         7,494,660       65,172       1.75           7,023,243       67,940      1.95
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 1,620,822        7,695       0.95           1,468,451        8,103      1.11
  Other borrowings                            1,010,143        7,389       1.47           1,056,372        8,845      1.69
  Subordinated debentures                       153,487        4,703       6.16             155,190        4,840      6.29
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,279,112       84,959       1.66           9,703,256       89,728      1.86
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,721,443                                   1,271,966
  Other liabilities                             439,619                                     352,431
  Shareholders' equity                        1,262,988                                   1,139,671
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
      equity                              $  13,703,162                               $  12,467,324
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                    210,682       3.20%                         196,488      3.28%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.46                                       3.53
     Less tax-equivalent adjustment (1)                        2,286                                       2,730
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         208,396                                     193,758
Provision for loan losses                                     11,014                                      19,415
Other operating revenue                                      149,090                                     168,513
Other operating expense                                      215,440                                     211,699
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          131,032                                     131,157
Federal and state income tax                                  46,347                                      46,915
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $    84,685                                 $    84,242
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      1.42                                 $      1.43
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.27                                 $      1.27
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2004                               March 31, 2004
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,667,360   $    49,321       4.24%    $   4,594,690   $    47,516       4.22%
  Tax-exempt securities (3)                     200,380         2,884       5.79           193,808         2,886       5.99
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,867,740        52,205       4.30         4,788,498        50,402       4.29
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             23,513           219       3.75            15,499           226       5.86
  Funds sold and resell agreements               16,284            53       1.31             7,995            39       1.96
  Loans (2)                                   7,548,257        95,961       5.11         7,494,713        96,536       5.18
    Less reserve for loan losses                131,310             -         -            132,494             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       7,416,947        95,961       5.20         7,362,219        96,536       5.27
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 12,324,484       148,438       4.84        12,174,211       147,203       4.89
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,529,841                                  1,357,791
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  13,854,325                              $  13,532,002
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,859,706   $     7,875       0.82%    $   3,819,981   $     7,583       0.80%
  Savings deposits                              173,566           235       0.54           174,958           243       0.56
  Time deposits                               3,565,324        24,576       2.77         3,395,785        24,660       2.92
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,598,596        32,686       1.73         7,390,724        32,486       1.77
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,565,922         3,731       0.96         1,675,722         3,964       0.95
  Other borrowings                            1,009,871         3,376       1.34         1,010,414         4,013       1.60
  Subordinated debentures                       152,799         2,367       6.23           154,175         2,336       6.09
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,327,188        42,160       1.64        10,231,035        42,799       1.68
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,799,249                                  1,643,638
  Other liabilities                             452,780                                    406,461
  Shareholders' equity                        1,275,108                                  1,250,868
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    equity                                $  13,854,325                              $  13,532,002
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    106,278       3.20%                    $    104,404        3.21%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.46                                         3.47
   Less tax-equivalent adjustment (1)                           1,089                                      1,197
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          105,189                                    103,207
Provision for loan losses                                       3,987                                      7,027
Other operating revenue                                        69,270                                     79,820
Other operating expense                                        98,992                                    116,448
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            71,480                                     59,552
Federal and state income tax                                   25,947                                     20,400
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    45,533                                $    39,152
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net income:
    Basic                                                 $      0.76                                $      0.66
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.68                                $      0.59
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2003                      September 30, 2003                        June 30, 2003
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield       Average       Revenue/     Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate       Balance      Expense(1)    /Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,421,278  $    45,838       4.08%  $   4,360,340   $    42,698       3.86% $   4,388,733  $    46,911       4.30%
        189,829        2,958       6.19         186,827         3,003       6.38        185,908        3,179       6.86
-------------------------------------------------------------------------------------------------------------------------
      4,611,107       48,796       4.17       4,547,167        45,701       3.96      4,574,641       50,090       4.41
-------------------------------------------------------------------------------------------------------------------------
         17,325          147       3.37          27,830           295       4.21         12,207          136       4.47
         26,730           65       0.96          32,491            51       0.62         16,669           59       1.42
      7,359,126       96,059       5.18       7,122,211        93,013       5.18      6,970,905       92,576       5.33
        129,445            -         -          125,966             -         -         123,095            -         -
-------------------------------------------------------------------------------------------------------------------------
      7,229,681       96,059       5.27       6,996,245        93,013       5.27      6,847,810       92,576       5.42
-------------------------------------------------------------------------------------------------------------------------
     11,884,843      145,067       4.83      11,603,733       139,060       4.74     11,451,327      142,861       5.01
-------------------------------------------------------------------------------------------------------------------------
      1,342,042                               1,252,896                               1,207,690
-------------------------------------------------------------------------------------------------------------------------
  $  13,226,885                           $  12,856,629                           $  12,659,017
-------------------------------------------------------------------------------------------------------------------------


  $   3,886,546  $     7,377       0.75%  $   3,715,035   $     7,200       0.77% $   3,523,932  $     7,992       0.91%
        179,867          255       0.56         170,796           200       0.46        172,258          183       0.43
      3,442,358       25,094       2.89       3,423,920        23,863       2.77      3,491,055       24,688       2.84
-------------------------------------------------------------------------------------------------------------------------
      7,508,771       32,726       1.73       7,309,751        31,263       1.70      7,187,245       32,863       1.83
-------------------------------------------------------------------------------------------------------------------------

      1,679,540        3,921       0.93       1,529,721         3,566       0.92      1,515,597        4,080       1.08
      1,031,414        3,815       1.47       1,062,734         4,022       1.50      1,053,573        4,234       1.61
        154,524        2,216       5.69         154,865         2,421       6.20        155,078        2,420       6.26
-------------------------------------------------------------------------------------------------------------------------
     10,374,249       42,678       1.63      10,057,071        41,272       1.63      9,911,493       43,597       1.76
-------------------------------------------------------------------------------------------------------------------------
      1,370,088                               1,323,641                               1,252,076
        284,432                                 314,583                                 332,430
      1,198,116                               1,161,334                               1,163,018
-------------------------------------------------------------------------------------------------------------------------
  $  13,226,885                           $  12,856,629                           $  12,659,017
-------------------------------------------------------------------------------------------------------------------------
                 $    102,389      3.20%                  $     97,788      3.11%                $     99,264      3.25%
                                   3.41                                     3.34                                   3.48
                       1,184                                    1,256                                  1,327
-------------------------------------------------------------------------------------------------------------------------
                     101,205                                   96,532                                 97,937
                       8,001                                    8,220                                  9,503
                      71,051                                   63,428                                 87,282
                     108,746                                   91,132                                112,234
-------------------------------------------------------------------------------------------------------------------------
                      55,509                                   60,608                                 63,482
                      20,207                                   21,792                                 22,707
-------------------------------------------------------------------------------------------------------------------------
                 $    35,302                              $    38,816                            $    40,775
-------------------------------------------------------------------------------------------------------------------------


                 $      0.59                              $      0.65                            $      0.69
-------------------------------------------------------------------------------------------------------------------------
                 $      0.53                              $      0.58                            $      0.61
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2004.

--------------------------------------------------------------------------------------------------------------------
                    Total Number of    Average Price     Total Number of Shares Purchased as    Maximum Number of Shares
                         Shares          Paid per        Part of Publicly Announced Plans or   that May Yet Be Purchased
     Period           Purchased (2)        Share                      Programs (1)                  Under the Plans
------------------- ----------------- --------------- ------------------------------------- ----------------------------
April 1, 2004 to          21,806           $ 40.62                      -                            191,058
April 30, 2004
------------------- ----------------- --------------- ------------------------------------- ----------------------------
May 1, 2004 to               444           $ 37.67                      -                            191,058
May 31, 2004
------------------- ----------------- --------------- ------------------------------------- ----------------------------
June 1, 2004 to              787           $ 38.74                      -                            191,058
June 30, 2004
------------------- ----------------- --------------- ------------------------------------- ----------------------------
Total                     23,037                                       -
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

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Shareholders was held on April 27, 2004 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on one matter: (i) to fix the number of directors to be elected at nineteen (19) and to elect nineteen
(19) persons as directors for a term of one year or until their successors have been elected and qualified. The shareholders elected management's nominees as directors in an uncontested election by the following votes, respectively:

(i) Election of nineteen (19) directors for a term of one year:
                                                                Votes
                                                              Withheld/
                                            Votes For          Against
                                         ----------------- -----------------

              C. Fred Ball, Jr.             52,345,307         2,527,219
              Sharon J. Bell                54,735,147           137,379
              Joseph E. Cappy               54,868,151             4,375
              Luke R. Corbett               54,868,177             4,349
              William E. Durrett            54,737,217           135,309
              Robert G. Greer               52,349,665         2,522,861
              David F. Griffin              54,866,437             6,089
              V. Burns Hargis               52,347,225         2,525,301
              E. Carey Joullian IV          54,274,096           598,430
              George B. Kaiser              51,790,319         3,082,207
              Judith Z. Kishner             54,859,455            13,071
              David L. Kyle                 51,415,452         3,457,074
              Robert J. LaFortune           54,276,593           595,933
              Stanley A. Lybarger           51,788,615         3,083,911
              Steven J. Malcolm             54,866,090             6,436
              Paula Marshall-Chapman        54,865,855             6,671
              Steven E. Moore               51,748,844         3,123,682
              James A. Robinson             52,291,570         2,580,956
              L. Francis Rooney, III        54,864,919             7,607


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

           On April 28, 2004, a report on Form 8-K was filed reporting under
           Item 5 the announcement that BOK Financial Corporation issued a press release on April 27, 2004 announcing its financial results for the first quarter ended March 31, 2004.

Items 1, 3, and 5 are not applicable and have been omitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BOK FINANCIAL CORPORATION
                                          --------------------------------
                                          (Registrant)



Date:     August 9, 2004                  /s/ Steven E. Nell
        ------------------------          --------------------------------
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