Form 10-Q
period 2004-09-30
BOK FINANCIAL CORP ET AL
filed 2004-11-09
CIK 875357

As filed with the Securities and Exchange Commission on November 9, 2004
 ==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the quarterly period ended September 30, 2004

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 59,250,816 shares of common stock ($.00006 par value) as of October 31, 2004.


 ==============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2004

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                          2
     Market Risk (Item 3)                                                  21
     Controls and Procedures (Item 4)                                      23
     Report of Management on Consolidated Financial Statements             24
     Consolidated Financial Statements - Unaudited (Item 1)                25
     Nine Month Financial Summary - Unaudited (Item 2)                     33
     Quarterly Financial Summary - Unaudited (Item 2)                      34

Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   36
     Item 6. Exhibits and Reports on Form 8-K                              36

Signatures                                                                 37

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Performance

BOK Financial Corporation ("BOK Financial") recorded net income of $47.8 million or $0.72 per diluted common share for the third quarter of 2004 compared with $38.8 million or $0.58 per diluted common share for the same period of 2003. Prior year earnings per share have been restated for a 3% dividend paid in common shares on May 31, 2004. The annualized returns on average assets and equity were 1.35% and 14.67% for the quarter ended September 30, 2004 compared to returns of 1.20% and 13.26% for the third quarter of 2003. The increase in return on average assets and equity between the two quarters resulted primarily from net income growth. A $44.6 million decrease in average accumulated other comprehensive income, which is a component of shareholders' equity, also contributed to the increase in return on average equity.

Net income increased $9.0 million or 23% due primarily to an $11.9 million increase in net interest revenue and a $3.2 million decrease in provision for loan losses. Net interest revenue increased 12% due to a 16 basis point increase in net interest margin and earning asset growth. The provision for loan losses decreased due to an improvement in credit quality indicators. Fees and commission revenue decreased $1.3 million or 2% primarily due to a 48% reduction in mortgage banking revenue. The decrease in mortgage banking revenue was offset by growth in trust fees and service charges on deposit accounts. Operating expenses increased $23.1 million due primarily to a $22.1 million increase in provision for mortgage servicing rights ("MSRs") impairment related to a significant reversal in the third quarter of 2003. Excluding the MSRs provision, operating expenses increased $984 thousand compared with the third quarter last year. Securities gains during the third quarter of 2004 totaled $2.7 million, including $2.1 million of gains on securities held as economic hedges of MSRs. Gains on the MSRs hedge securities partially offset a $5.9 million provision for impairment of the MSRs for the third quarter of 2004. Net securities and derivatives losses offset by a recovery of the MSRs allowance had minimal effect on the third quarter of 2003. Net income for the third quarter of 2004 also reflected a $3.0 million reduction in income tax expense due to the favorable resolution of state tax issues.

Year-to-date net income totaled $132.5 million or $1.99 per diluted share for 2004 compared with $123.1 million or $1.85 per share for 2003. Net interest revenue grew $26.5 million or 9% due primarily to an $871 million increase in average earning assets. The provision for loan losses for the first nine months of 2004 totaled $16.0 million, which was $11.6 million lower than the same period of 2003. Fees and commissions increased $4.6 million or 2%. Double digit percentage growth in deposit fees, trust and transaction card revenues were offset by a 51% reduction in mortgage banking revenue. Losses on securities and derivatives totaled $5.4 million for the first nine months of 2004. These losses, which primarily resulted from securities held as economic hedges of the MSR portfolio, were partially offset by a $1.3 million recovery in the fair value of MSRs. During the first nine months of 2003, net gains on securities and derivatives totaled $1.0 million and recovery of the provision for impairment of MSRs totaled $20.7 million. Operating expenses increased $7.4 million or 2%, excluding the MSR provision.

Net Interest Revenue

Tax-equivalent net interest revenue totaled $109.5 million for the third quarter of 2004 compared to $97.8 million for the same period of 2003. The increase in net interest revenue was due to an $828 million increase in average earning assets and a 16 basis point increase in net interest margin. The growth in average earning assets included a $534 million increase in outstanding loan balances and a $320 million increase in securities. The growth in average earning assets was funded by a $503 million increase in average interest-bearing deposits and a $516 million increase in average noninterest-bearing demand deposits. Table 1 reflects the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on interest-bearing liabilities both increased in the third quarter of 2004 compared to the third quarter of 2003. The net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, rose to 3.50% from 3.34% for the same period of 2003. The increase in net interest margin was due to yields on earning assets increasing more than rates paid on interest-bearing liabilities. The yield on the loan portfolio increased 24 basis points and the yield on the securities portfolio increased 43 basis points compared to the previous year. Average net loans, which generally have a higher yield than securities, comprised 61% of average earning assets for the third quarters of 2004 compared with 60% for the third quarter of 2003. The remaining average earning assets consisted of securities. The cost of interest-bearing liabilities increased 23 basis points for the same periods. Growth in non-interest bearing funding sources, primarily demand deposit accounts and capital, increased the net interest margin by 7 basis points. The effects of interest rates on asset yields and rates paid for the past five quarters are presented in the Quarterly Financial Summary.

Tax-equivalent net interest revenue for the first nine months of 2004 increased $25.9 million or 9% compared with last year. This increase reflected growth in average earning assets. Average earning assets increased $871 million or 8%, including a $552 million increase in average outstanding loan balances and a $336 million increase in securities. The growth in average earning assets was funded by a $482 million increase in average interest-bearing deposits and a $472 million increase in average noninterest-bearing demand deposit accounts. The net interest margin increased 2 basis points to 3.48%.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended                   Nine Months Ended
                                               September 30, 2004 / 2003            September 30, 2004 / 2003
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $   8,097   $ 3,202     $ 4,895      $  12,093  $   12,601    $   (508)
  Trading securities                             (218)     (102)       (116)           (25)         35         (60)
  Loans                                        11,168     6,992       4,176         17,292      22,008      (4,716)
  Funds sold and resell agreements                 40       (24)         64            (33)       (102)         69
---------------------------------------------------------------------------------------------------------------------
Total                                          19,087    10,068       9,019         29,327      34,542      (5,215)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                          2,080       452       1,628            769       2,387      (1,618)
  Savings deposits                                 66        (2)         68             55           9          46
  Time deposits                                 3,804     2,044       1,760          3,810       2,656       1,154
  Federal funds purchased and repurchase
      agreements                                1,482      (214)      1,696          1,074         616         458
  Other borrowings                                593      (257)        850           (863)       (605)       (258)
  Subordinated debentures                        (655)      (37)       (618)        (1,429)        (81)     (1,348)
---------------------------------------------------------------------------------------------------------------------
Total                                           7,370     1,986       5,384          3,416       4,982      (1,566)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          11,717     8,082       3,635         25,911      29,560      (3,649)
Change in tax-equivalent adjustment               136                                  580
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                        $  11,853                             $ 26,491
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

BOK Financial follows a strategy of fully utilizing its capital resources by borrowing funds in the capital markets to supplement deposit growth. The proceeds of these borrowed funds are invested in securities. The primary objective of this strategy is to enhance revenue opportunities. This strategy also helps manage overall interest rate risk. Interest rates on these borrowed funds, which generally react quickly to changes in market interest rates, tend to match the effect of changes in interest rates on the loan portfolio. Interest rates earned on the securities purchased with the proceeds of these borrowed funds are affected less quickly by changes in market interest rates. The timing of changes in interest rates earned on securities more closely matches the timing of changes in interest rates paid on deposits. Although this strategy may reduce net interest margin, it provides positive net interest revenue. We estimate that for the third quarter of 2004, this strategy enhanced net interest revenue $12.6 million, compared with $15.1 million for the third quarter of 2003. Excluding this strategy, net interest margin was 3.64% and 3.37% for the third quarters of 2004 and 2003. The average balance of securities purchased and funds borrowed under this strategy was $1.8 billion. As more fully discussed in the Market Risk section of this report, we employ various techniques to manage, within certain parameters, the interest rate and liquidity risks inherent in this strategy. The effectiveness of these techniques is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 20.

Other Operating Revenue

Other operating revenue for the third quarter of 2004 increased $17.7 million compared with the third quarter of 2003 due to an $18.9 increase in net gains from securities sales and derivatives. Fees and commissions decreased $1.3 million or 2%. Fees and commissions represented 42% of total revenue, excluding gains and losses on securities and derivatives, in the third quarter of 2004. This is compared with 45% for the same period of 2003. Trust fees and commissions grew $3.3 million or 28% due primarily to an increase in the fair value of assets managed. The fair value of trust assets at September 30, 2004 grew 21% to $23 billion compared to a year ago. The increase in trust fees included $1.4 million from Colorado State Bank and Trust ("CSBT"), which was acquired in the third quarter of 2003. Service charges on deposit accounts increased $3.2 million or 15% and transaction card revenue increased $2.4 million or 17%. Deposit service charges increased due primarily to continued growth in overdraft fees. The growth in transaction card revenue reflected growth in processing volume. Mortgage banking revenue decreased $6.1 million or 48%. Secondary marketing gains decreased $5.3 million due to lower volume of loans funded. Mortgage servicing revenue decreased $856 thousand due to a 13% reduction in the outstanding balance of loans serviced for others. The reduction in mortgage banking revenue is more fully discussed in the Lines of Business - Mortgage Banking section of this report.

BOK Financial recognized net securities gains of $2.7 million during the third quarter of 2004 compared with net losses of $12.0 million during the third quarter of 2003. Net gains on securities designated as an economic hedge of the mortgage servicing portfolio totaled $2.1 million in 2004. Net losses on securities designated as an economic hedge of the mortgage servicing portfolio totaled $2.8 million for the third quarter of 2003.

BOK Financial recognized net gains of $523 thousand during the third quarter of 2004 from sales of securities not used to hedge MSRs, compared with net losses of $9.2 million during the third quarter of 2003. Strategies utilized during the third quarter of 2004 were to maintain the size of the securities portfolio at approximately $4.7 billion and to continue management of extension risk. Management estimates that the securities portfolio has an average life of approximately 3.1 years and an effective duration of approximately 2.8 years. Approximately $485 million of proceeds were generated from securities sales during the third quarter and $176 million was received from maturities. A total of $743 million was invested in the securities portfolio during the quarter. At September 30, 2004, BOK Financial held securities with aggregate gross unrealized losses of $27.2 million caused by changes in market interest rates. These unrealized losses are considered temporary based on the company's ability and management's intent to hold the securities until the values recover. Aggregate gross unrealized gains on securities totaled $24.8 million as of September 30, 2004.

Net gains and losses on derivatives represent the mark to market of the derivative portfolio used for interest rate risk management and related hedged liabilities. Discussion regarding the use of derivative instruments as part of the interest rate risk management program is located in the Market Risk section of this report.

Fees and commissions revenue for the first nine months of 2004 increased $4.6 million or 2% compared to the same period of 2003. CSBT contributed $5.6 million to fees and commissions revenue in 2004, including $4.7 million of trust fees. Total trust, deposit and transaction card fees increased 30%, 18% and 18%, respectively. Excluding CSBT, consolidated trust fees grew 16% due to an increase in the fair value of trust assets managed. Service charges on deposit accounts increased due to growth in overdraft fees and transaction card fees increased due to increased processing volumes. Mortgage banking revenue decreased $23.0 million or 51% due to reductions in loan origination and refinancing activities and servicing fee revenue. Net losses on securities totaled $4.1 million for the first nine months of 2004, including losses of $5.7 million on securities designated as economic hedges of MSRs. Net gains on securities totaled $8.1 million for the first nine months of 2003, including gains of $4.8 million from MSRs hedge securities.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               Sept. 30,     June 30,         March 31,       Dec.31,          Sept. 30,
                                                 2004          2004             2004           2003              2003
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   10,209     $   11,166       $   10,011      $    9,259       $   12,220
Transaction card revenue                        16,677         16,817           14,724          14,496           14,260
Trust fees and commissions                      15,091         13,939           13,709          12,976           11,762
Service charges and fees
  on deposit accounts                           24,292         23,928           22,155          22,346           21,106
Mortgage banking revenue, net                    6,606          7,555            7,744           7,457           12,735
Leasing revenue                                    723            860              887             905              949
Other revenue                                    5,243          5,774            6,624           6,752            7,098
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    78,841         80,039           75,854          74,191           80,130
--------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                              78             35              684              70               14
Gain (loss) on securities, net                   2,673        (11,005)           4,277            (951)         (12,007)
Gain (loss) on derivatives, net                   (506)           201             (995)         (2,259)          (4,709)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   81,086     $   69,270       $   79,820      $   71,051       $   63,428
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the quarter ended September 30, 2004 totaled $114.2 million, a $23.1 million increase compared to the third quarter of 2003. Excluding the provision for MSRs impairment, operating expenses for the third quarter of 2004 increased $984 thousand or 1% compared with the same period in 2003. Operating expenses in 2003 were reduced $16.2 million from the recovery in fair value of MSRs. A provision for impairment of MSRs increased operating expenses by $5.9 million in the third quarter of 2004. Operating expenses for the third quarter of 2004 included $5.0 million for CSBT compared with $1.2 million for the same period last year. Personnel expense increased $3.6 million, including $2.2 million from CSBT. Mortgage banking costs, which consisted primarily of MSRs amortization expense, decreased $4.3 million. Variations in mortgage banking costs are more fully discussed in the Lines of Business - Mortgage Banking section of this report.

Personnel expense increased $3.6 million or 6% compared with the third quarter of 2003. Average regular compensation per full-time equivalent employee ("FTE") increased 6% while the number of FTE increased by 14. Incentive compensation expense increased 2% to $14.1 million. Employee benefit costs, which totaled $9.2 million, increased 14% compared to last year due primarily to increases in employee insurance and retirement benefits.

Data processing and communications costs increased $1.9 million or 15%. This increase was due primarily to a $1.2 million increase related to transaction card processing volumes. The CSBT acquisition increased data processing and communications expenses by $182 thousand compared to last year.

Operating expenses for the first nine months of 2004 increased $26.8 million or 9% compared with the same period of 2003. Excluding the provision for mortgage servicing rights, operating expenses increased $7.4 million or 2%. The acquisition of CSBT increased year-to-date operating expenses $13.1 million. Additionally, BOK Financial recognized a $4.1 million charge for the cost of appreciated securities donated to the BOK Charitable Foundation. Personnel expenses increased $14.3 million or 9%, including $7.6 million from CSBT. The remaining increase in personnel costs were primarily due to increased incentive compensation. Data processing expenses increased 19% to $44.8 million due to the same factors that affected the third quarter. Mortgage banking costs decreased $20.0 million or 58% due to lower amortization of mortgage servicing rights.

----------------------------------------------------------------------------------------------------------------------
 Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,      June 30,         March 31,         Dec. 31,        Sept. 30,
                                        2004           2004             2004              2003            2003
                                   ----------------------------------------------------------------------------------
Personnel                          $    60,524     $    59,810     $    58,209      $    58,639      $    56,915
Business promotion                       3,671           3,831           3,350            3,773            2,912
Contribution of stock to
   BOK Charitable Foundation                 -               -           4,125                -                -
Professional fees and services           3,658           3,994           3,899            4,312            4,454
Net occupancy and equipment             11,733          11,732          11,851           12,066           11,600
Data processing & communications        14,918          15,270          14,641           13,869           13,008
Printing, postage and supplies           3,770           3,130           3,317            3,589            3,459
Amortization of intangible assets        1,991           2,121           2,138            2,588            1,959
Mortgage banking costs                   3,962           4,433           5,843            6,105            8,268
Provision (recovery) for impairment
  of mortgage servicing rights           5,900         (10,865)          3,703           (2,260)         (16,186)
Other expense                            4,075           5,536           5,372            6,065            4,743
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   114,202     $    98,992     $   116,448      $   108,746      $    91,132
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense totaled $22.5 million for the third quarter of 2004 and $68.8 million for the first nine months of 2004. These amounts represented 32% and 34%, respectively, of pre-tax book income. Income tax expense for the third quarter of 2004 was reduced by $3.0 million due to the favorable resolution of state income tax issues during the quarter. Excluding this item, income tax expense would have been 36% of pre-tax book income. Income tax expense for the first nine months of 2004 also included the benefit of contributing appreciated securities to the BOk Charitable Foundation during the first quarter of the year. Excluding both of these items, income tax expense for the first nine months of 2004 would have been $73.0 million or 36% of pre-tax book income.

Lines of Business

BOK Financial operates four principal lines of business under its Bank of Oklahoma ("BOk") franchise: corporate banking, consumer banking, mortgage banking and wealth management. It also operates a fifth principal line of business, regional banking, which includes all banking functions for Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Bank of Texas, N.A., and Colorado State Bank and Trust, N.A. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

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

Economic capital is assigned to the business units based on an allocation method that reflects management's assessment of risk. Management uses a third-party developed capital allocation model. This model assigns capital based upon credit, operating, interest rate and market risk inherent in the business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Additional capital is assigned to the regional banking line of business based on BOK Financial's investment in those entities.

Corporate Banking

The Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries and includes the TransFund network. The Corporate Banking Division contributed $15.8 million or 33% to consolidated net income for the third quarter of 2004. This compares to $14.9 million or 39% of consolidated net income for the third quarter of 2003. Other operating revenue increased $1.8 million or 9% due primarily to a $1.2 million increase in revenue from TransFund. Operating expenses increased $3.5 million to $26.5 million for the third quarter of 2004 from $23.0 million for the same period of the prior year. The increase in operating expenses included $1.1 million in TransFund transaction processing costs.

Table 4 - Corporate Banking
 (Dollars in Thousands)
                                           Three months ended Sept. 30,      Nine months ended Sept. 30,
                                      --------------------------------------------------------------------
                                             2004              2003             2004              2003
                                         -------------------------------    ------------------------------
NIR (expense) from external sources   $      38,384     $      36,060    $     111,125     $     108,541
NIR (expense) from internal sources          (6,798)           (6,794)         (17,685)          (22,190)
                                         -------------     -------------    --------------    ------------
Total net interest revenue                   31,586            29,266           93,440            86,351

Other operating revenue                      22,276            20,476           66,586            58,984
Operating expense                            26,535            23,026           74,538            66,384
Net loans charged off                         1,467             2,256            5,542             8,511
Net income                                   15,801            14,945           48,847            43,039

Average assets                        $   4,731,865     $   4,342,445    $   4,749,215     $   4,338,722
Average equity                              306,000           319,390          317,810           303,810

Return on assets                                1.33%           1.37%              1.37%            1.33%
Return on equity                               20.54%          18.56%             20.53%           18.94%
Efficiency ratio                               49.26%          46.29%             46.58%           45.68%


Consumer Banking

The Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and Online Banking. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $4.8 million or 10% to consolidated net income for the third quarter of 2004. This compares to $2.5 million or 6% of consolidated net income for the third quarter of 2003. Other operating revenue increased $2.9 million, or 24% over the third quarter of 2003 due primarily to a $2.1 million increase in deposit account charges.

Table 5 - Consumer Banking
 (Dollars in Thousands)
                                          Three months ended Sept. 30,         Nine months ended Sept. 30,
                                       ---------------------------------------------------------------------
                                              2004             2003              2004              2003
                                          -------------------------------    -------------------------------
NIR (expense) from external sources    $      (5,087)   $      (4,364)    $     (13,418)     $     (12,990)
NIR (expense) from internal sources           16,932           14,674            46,840             43,730
                                          -------------    --------------    -------------      ------------
Total net interest revenue                    11,845           10,310            33,422             30,740

Other operating revenue                       14,806           11,911            41,901             34,808
Operating expense                             16,835           16,634            53,151             50,014
Net loans charged off                          1,899            1,494             5,165              4,959
Net income                                     4,838            2,500            10,391              6,461

Average assets                         $   2,700,461    $   2,491,875     $   2,721,290      $   2,507,750
Average equity                                67,200           58,630            62,120             57,900

Return on assets                                 0.71%           0.40%              0.51%             0.34%
Return on equity                                28.64%          16.92%             22.34%            14.92%
Efficiency ratio                                63.17%          74.86%             70.56%            76.30%

Mortgage Banking

BOK Financial engages in mortgage banking activities through BOk Mortgage. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Consolidated mortgage banking revenue, which is included in other operating revenue, decreased $6.1 million or 48% compared to the third quarter of 2003. Mortgage servicing revenue decreased $856 thousand due to a 13% decrease in the principal balance of loans serviced for others. Secondary marketing gains fell $5.2 million as the volume of loans funded fell. The decrease in mortgage banking revenue resulted in a $686 thousand loss on mortgage banking operations for the third quarter of 2004. Mortgage banking operations contributed $12.1 million to consolidated net income or 31% of consolidated net income for the third quarter of 2003.

BOK Mortgage is comprised of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage interest rates are low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage interest rates are relatively high and prepayments are low. Rising interest rates, which began in the second half of 2003 and continued into the third quarter of 2004 significantly reduced the volume of loan applications and funding, which has substantially reduced loan production revenue. As interest rates fell in the latter part of the third quarter, the fair value of MSRs declined and a provision for MSRs impairment was required.

Loan Production Sector

Pre-tax income from loan production decreased to $1.2 million for the third quarter of 2004 compared to $8.1 million for the previous year's third quarter. Operating revenue from loan production was $2.8 million in the third quarter of 2004, including $2.5 million of capitalized mortgage servicing rights, compared to revenue from loan production of $8.0 million in the third quarter of 2003, including $8.1 million of capitalized mortgage servicing rights. Mortgage loans funded totaled $139 million in the third quarter of 2004 compared to $425 million during the same period last year. The decrease in loan production revenue and volume of loans funded reflected the effects of higher interest rates on refinancing activities. Approximately 24% of loans funded during the third quarter of 2004 were for refinanced loans compared to 66% for the third quarter of 2003. The pipeline of mortgage loan applications totaled $230 million at September 30, 2004, down from $232 million at the end of the preceding quarter.

Loan Servicing Sector

The loan servicing sector incurred a pre-tax loss of $3.0 million for the third quarter of 2004 compared to pre-tax income of $11.5 million for the same period of 2003. Falling interest rates during the third quarter of 2004 decreased the fair value of the MSRs and required a $5.9 million provision for MSRs impairment. The provision was partially offset by $2.1 million of gains realized from sales of securities designated as economic hedges. During the third quarter of 2003, the fair value of MSRs increased due to rising interest rates. The increase in fair value required a $16.2 million reversal of the allowance for MSRs impairment. This reversal was partially offset by realized losses of $2.8 million on securities held as an economic hedge of the MSRs.

Amortization expense, which is based on both actual and anticipated loan prepayments, decreased to $3.4 million in 2004 compared to $7.8 million in 2003 due to rising interest rates and a reduction in loan prepayment speeds relative to a year ago.

Servicing revenue totaled $4.5 million in 2004 compared to $5.3 million in 2003. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced, including loans serviced for subsidiaries of BOK Financial, was $4.4 billion for the third quarter of 2004 compared to $5.0 billion for the third quarter of 2003. The decrease in loans serviced reflected both the rapid refinancing of mortgage loans and a decision to curtail purchases of mortgage loan servicing.

The valuation allowance for impairment of mortgage servicing rights totaled $16 million at September 30, 2004 compared to $34 million at September 30, 2003. A valuation allowance is provided to reduce the carrying value of servicing rights to the lower of fair value or amortized cost segregated by impairment strata. Impairment strata are determined by interest rate bands and by loan types, either conventional or government-backed. The fair value of servicing rights is based on estimated revenues that will be generated over the servicing period, less estimated costs to service the loans. The valuation allowance may be reversed, in part or in whole, if the fair value of servicing rights in a particular impairment strata increase or if the amortized cost of servicing rights in a particular strata decrease. Fair value may increase if anticipated loan prepayment speeds decrease. Amortized cost of a particular impairment stratum will decrease through amortization. Impairment strata are reviewed quarterly to determine whether the values of the impaired servicing rights are likely to recover. When it becomes probable that the impairment is other than temporary based on an estimate of fair values over a range of interest rates and prepayment speeds, a permanent impairment write-down of the servicing rights is charged against the valuation allowance. A $2.3 million write-down of mortgage servicing rights against the valuation allowance was recorded during the third quarter of 2004.

Table 6 - Mortgage Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                 --------------------------------------------------------------------
                                                      2004             2003              2004               2003
                                                  -------------------------------    --------------------------------
NIR (expense)  from external sources           $       5,573    $       6,837     $      16,882      $      22,173
NIR (expense) from internal sources                   (2,677)          (1,809)           (8,347)            (6,783)
                                                  -------------    --------------    --------------     -------------
Total net interest revenue                             2,896            5,028             8,535             15,390

Capitalized mortgage servicing rights                  2,538            8,109             8,793             20,742
Other operating revenue                                5,460            6,268            16,838             31,005
Operating expense                                      8,172           12,517            27,153             47,545
Provision (recovery) for impairment of
   mortgage servicing rights                           5,900          (16,186)           (1,262)           (20,663)
Gains (losses) on financial instruments, net           2,149           (2,824)           (5,731)             4,781
Net income (loss)                                       (686)          12,093             1,419             27,059

Average assets                                 $     574,781    $     659,423     $     565,167      $     645,387
Average equity                                        25,350           30,930            27,410             30,360

Return on assets                                        (0.47)%          7.28%              0.34%            5.61%
Return on equity                                       (10.77)%        155.12%              6.92%          119.16%
Efficiency ratio                                        75.01%          64.50%             79.47%           70.82%

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. To-be-announced securities and other derivative instruments may also be used as part of the economic hedging strategy. Because the fair values of these securities and derivatives are expected to vary inversely to the fair value of the servicing rights, they are expected to offset risk. No special hedge accounting treatment is applicable to either the mortgage servicing rights or the assets designated as an economic hedge. Changes in fair value of available for sale securities are generally recognized in shareholders' equity, net of taxes, and changes in the fair value of derivative instruments are recognized in income.

This hedging strategy presents certain risks. A well-developed market determines the fair value for securities and related derivatives. However, there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At September 30, 2004, assets with a fair value of $97.7 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and assets held as a hedge is modeled over a range of +/- 50 basis points. The pre-tax results of this modeling on reported earnings were:

Table 7 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights       $ 6,673         $  (10,881)
Fair value of hedging securities               (4,055)             5,193
                                          ---------------------------------
   Net                                        $ 2,618          $ ( 5,688)
                                          ---------------------------------

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

Wealth management contributed $3.6 million or 8% to consolidated net income for the third quarter of 2004 compared to $4.8 million or 12% last year. Operating revenue decreased $2.1 million or 8% compared with the same quarter of 2003. Brokerage and trading revenue decreased $3.8 million or 29% due to lower volumes. Trust revenue increased $2.0 million or 17% due to growth in assets managed.

At September 30, 2004, the wealth management line of business was responsible for trust assets with aggregate market values of $18.1 billion under various fiduciary arrangements, compared to $15.9 billion a year ago. The growth in trust assets reflected increased market value of assets managed in addition to new business generated. Wealth Management has sole or joint discretionary authority over $7.1 billion of trust assets at September 30, 2004 compared to $6.5 billion at September 30, 2003.

Table 8 - Wealth Management
 (Dollars in Thousands)
                                                  Three months ended Sept. 30,       Nine months ended Sept. 30,
                                               ---------------------------------------------------------------------
                                                      2004             2003              2004              2003
                                                  -------------------------------    -------------------------------
NIR (expense) from external sources            $         897    $         543     $       2,970     $       1,189
NIR (expense) from internal sources                    2,394            2,330             6,220             6,823
                                                  -------------    --------------    -------------     -------------
Total net interest revenue                             3,291            2,873             9,190             8,012

Other operating revenue                               23,152           25,243            69,384            67,945
Operating expense                                     20,480           20,061            64,716            59,439
Net income                                             3,630            4,838             8,426             9,844

Average assets                                 $     748,187    $     714,162     $     754,665     $     734,126
Average equity                                        69,470           86,730            70,950            83,600

Return on assets                                         1.93%          2.69%               1.49%            1.79%
Return on equity                                        20.79%         22.13%              15.86%           15.74%
Efficiency ratio                                        77.45%         71.35%              82.36%           78.25%

Regional Banking

Regional banks include Bank of Texas, Bank of Albuquerque, Bank of Arkansas, and Colorado State Bank and Trust. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banks contributed $16.8 million or 35% to consolidated net income for the third quarter of 2004. This compares to $10.6 million or 27% of consolidated net income for the third quarter of 2003.

The contribution of operations in Texas and New Mexico to consolidated net income increased $3.7 million or 51% and $1.3 million or 48%, respectively, compared to the third quarter of last year. The increase in contribution was due primarily to growth in net interest revenue from these operations. Operating expenses in Texas decreased $1.1 million compared to the third quarter of last year. In addition to growth from operations in Texas and New Mexico, CSBT contributed $1.2 million to net income for the third quarter of 2004.

The contribution of each of the regional banks is shown separately in Table 9 through Table 12. Average equity for each of the regional banks is based upon assigned economic capital and reflects management's assessment of risk. Invested capital for the regional banks includes additional capital on BOK Financial's investment in those entities.

Table 9 - Bank of Texas
 (Dollars in Thousands)
                                                   Three months ended Sept. 30,       Nine months ended Sept. 30,
                                               ---------------------------------------------------------------------
                                                      2004             2003              2004              2003
                                                  -------------------------------    -------------------------------
NIR (expense) from external sources            $      30,521    $      26,044     $      86,009     $      76,647
NIR (expense) from internal sources                     (865)            (524)           (2,195)           (2,082)
                                                  -------------    --------------    -------------     -------------
Total net interest revenue                            29,656           25,520            83,814            74,565

Other operating revenue                                5,750            5,664            16,345            15,768
Operating expense                                     17,578           18,638            53,822            56,038
Net loans charged off                                    991            1,319             3,336             2,794
Gains on sales of financial instruments, net               -                -                 -                56
Net income                                            10,943            7,266            27,990            20,411

Average assets                                 $   3,000,592    $   2,738,721     $   3,021,306     $   2,746,147
Average equity                                       158,080          166,150           165,850           164,430
Average invested capital                             325,160          333,230           332,940           331,510

Return on assets                                         1.45%           1.05%              1.24%           0.99%
Return on equity                                        27.54%          17.35%             22.54%          16.60%
Return on average invested capital                      13.39%           8.65%             11.23%           8.23%
Efficiency ratio                                        49.65%          59.77%             53.74%          62.03%


Table 10 - Bank of Albuquerque
 (Dollars in Thousands)

                                                  Three months ended Sept. 30,       Nine months ended Sept. 30,
                                               ---------------------------------------------------------------------
                                                      2004             2003              2004              2003
                                                  -------------------------------    -------------------------------
NIR (expense) from external sources            $      12,056    $      10,694     $      33,801     $      31,170
NIR (expense) from internal sources                   (1,269)          (1,046)           (3,306)           (3,281)
                                                  -------------    --------------    -------------     -------------
Total net interest revenue                            10,787            9,648            30,495            27,889

Other operating revenue                                3,743            3,016            10,750             8,386
Operating expense                                      7,556            7,727            23,027            22,414
Net loans charged off                                    301              428             1,146             1,047
Gains on sales of financial instruments, net               -                -                 -               283
Net income                                             4,078            2,755            10,431             8,002

Average assets                                 $   1,621,232    $   1,519,853     $   1,629,146     $   1,534,345
Average equity                                        64,270           67,150            68,390            65,200
Average invested capital                              83,360           86,240            87,480            84,290

Return on assets                                         1.00%           0.72%              0.86%           0.70%
Return on equity                                        25.24%          16.28%             20.37%          16.41%
Return on average invested capital                      19.46%          12.67%             15.93%          12.69%
Efficiency ratio                                        52.00%          61.02%             55.83%          61.79%

Table 11 - Bank of Arkansas
 (Dollars in Thousands)

                                                  Three months ended Sept. 30,       Nine months ended Sept. 30,
                                               ---------------------------------------------------------------------
                                                      2004             2003              2004              2003
                                                  -------------------------------    -------------------------------
NIR (expense) from external sources            $       2,102    $       2,393     $       6,570     $       6,641
NIR (expense) from internal sources                     (526)            (508)           (1,468)           (1,516)
                                                  -------------    --------------    -------------     -------------
Total net interest revenue                             1,576            1,885             5,102             5,125

Other operating revenue                                  378              297             1,022               906
Operating expense                                      1,078              979             3,243             2,867
Net loans charged off                                     25              200               (29)              560
Net income                                               520              613             1,778             1,591

Average assets                                 $     266,951    $     285,656     $     269,931     $     288,477
Average equity                                        11,680           10,300            11,590            10,610
Average invested capital                              11,680           10,300            11,590           10,610

Return on assets                                         0.77%           0.85%              0.88%           0.74%
Return on equity                                        17.71%          23.61%             20.49%          20.05%
Return on average invested capital                      17.71%          23.61%             20.49%          20.05%
Efficiency ratio                                        55.17%          44.87%             52.96%          47.54%


Table 12 - Colorado State Bank and Trust
 (Dollars in Thousands)

                                                   Three months ended Sept. 30,        Nine months ended Sept. 30,
                                               ---------------------------------------------------------------------
                                                      2004             2003              2004              2003
                                                  -------------------------------    -------------------------------
NIR (expense) from external sources            $       6,187    $       ***       $      16,743     $       ***
NIR (expense) from internal sources                     (696)           ***              (1,619)            ***
                                                  -------------    --------------    -------------     -------------
Total net interest revenue                             5,491            ***              15,124             ***

Other operating revenue                                1,980            ***               6,233             ***
Operating expense                                      5,403            ***              15,679             ***
Net loans charged off                                     (8)           ***                 116             ***
Net income                                             1,233            ***               3,399             ***

Average assets                                 $     619,483    $       ***       $     586,593     $       ***
Average equity                                        35,310            ***              27,500             ***
Average invested capital                              77,290            ***              69,480            ***

Return on assets                                         0.79%          ***                 0.77%          ***
Return on equity                                        13.89%          ***                16.51%          ***
Return on average invested capital                       6.35%          ***                 6.53%          ***
Efficiency ratio                                        72.32%          ***                73.41%          ***

*** Short period data not meaningful due to acquisition of Colorado State Bank and Trust in September 2003.

Discussion and Analysis of Operations

Loans

The aggregate loan portfolio at September 30, 2004 totaled $7.8 billion and increased $259 million during the quarter. Commercial loans and commercial real estate loans increased $165 million and $32 million, respectively. Residential mortgage loans, including loans held for sale, increased $43 million.

---------------------------------------------------------------------------------------------------------------------
Table 13 - Loans
(In thousands)

                                         Sept. 30,        June 30,        March 31,        Dec. 31,        Sept. 30,
                                           2004             2004            2004             2003            2003
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,097,191    $   1,079,746   $   1,107,866   $   1,231,599    $   1,144,354
  Manufacturing                            479,866          485,657         501,296         482,657          531,242
  Wholesale/retail                         737,235          697,761         717,409         668,202          670,151
  Agricultural                             262,171          232,445         228,334         228,222          188,925
  Services                               1,644,884        1,488,963       1,400,521       1,383,835        1,303,186
  Other commercial and industrial          277,102          349,129         364,239         342,187          342,364
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,498,449        4,333,701       4,319,665       4,336,702        4,180,222
---------------------------------------------------------------------------------------------------------------------
Commercial real estate:
  Construction and land development        467,396          436,727         451,119         436,087          414,288
  Multifamily                              236,240          245,731         253,272         271,119          296,136
  Other real estate loans                  917,488          907,084         914,834         922,886          861,659
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,621,124        1,589,542       1,619,225       1,630,092        1,572,083
---------------------------------------------------------------------------------------------------------------------
Residential mortgage:
  Secured by 1-4 family
    residential properties               1,120,761        1,080,399       1,032,396       1,015,643        1,002,080
  Residential mortgages held for sale       82,053           79,034          83,556          56,543          109,035
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,202,814        1,159,433       1,115,952       1,072,186        1,111,115
---------------------------------------------------------------------------------------------------------------------
Consumer                                   461,779          442,424         445,734         444,909          428,136
---------------------------------------------------------------------------------------------------------------------
  Total                              $   7,784,166    $   7,525,100   $   7,500,576   $   7,483,889    $   7,291,556
---------------------------------------------------------------------------------------------------------------------

Outstanding loans to energy customers totaled $1.1 billion or 14% of total loans at September 30, 2004. Approximately $956 million of the energy loan portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. The energy loan category also included loans to borrowers involved in the transportation of oil and gas and loans to borrowers that manufacture equipment and provide other services to the energy industry. The aggregate outstanding balance of energy loans increased $17 million or 2% during the third quarter. The increase in outstanding energy loan balances reversed a trend of declining energy loan balances since the first of the year as continued high energy prices provided cash flow to the industry. Outstanding loans to the services industry totaled $1.6 billion at September 30, 2004 and increased $156 million during the third quarter. Loans to the services industries now comprise 21% of the total loan portfolio. Services included loans that totaled $276 million to nursing homes and $189 million to the healthcare industry. Loans to the healthcare industry increased $55 million or 41% during the quarter due primarily to a $44 million advance for interim financing. The remainder of the services sector of the loan portfolio is comprised of a large number of loans to small and medium-sized businesses with no notable concentrations. Agriculture loans, which increased $30 million during the quarter, included $216 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 13.

Commercial real estate loans totaled $1.6 billion at September 30, 2004 or 21% of the total loan portfolio. Construction and land development loans increased $31 million. Construction and land development loans included $307 million for single-family residential lots and premises. Multifamily real estate loans decreased $9 million or 4% and totaled $236 million or 3% of total loans at September 30, 2004. The major components of other commercial real estate loans were office buildings at $319 million and retail facilities at $306 million.

Residential mortgage loans, excluding loans held for sale, included $376 million of home equity loans, $280 million of loans held for business relationship, $228 million of adjustable rate mortgage loans and $236 million of loans held for community development. Consumer loans included $223 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma. Approximately 10% of the indirect automobile loan portfolio was considered sub-prime.

While BOK Financial continued to increase geographic diversification through expansion into Texas, New Mexico and Colorado, geographic concentration subjects the loan portfolio to the general economic conditions in Oklahoma. Table 14 presents the distribution of the major loan categories among BOK Financial's principal market areas.

---------------------------------------------------------------------------------------------------------------------
Table 14 - Loans by Principal Market Area
(In thousands)

                                         Sept. 30,        June 30,        March 31,        Dec. 31,        Sept. 30,
                                            2004           2004              2004            2003            2003
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,914,917    $   2,843,013   $   2,811,555   $   2,802,852    $   2,713,411
   Commercial real estate                  746,444          795,145         833,317         789,868          742,444
   Residential mortgage                    819,537          770,749         716,512         699,274          691,233
   Residential mortgage held for sale       82,053           79,034          83,556          56,543          109,035
   Consumer                                343,680          336,057         332,036         324,305          313,113
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   4,906,631    $   4,823,998   $   4,776,976   $   4,672,842    $   4,569,236
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $     994,335    $     939,471   $     932,302   $     963,340    $     898,075
   Commercial real estate                  467,935          453,724         460,659         477,561          460,292
   Residential mortgage                    195,393          194,760         205,163         204,481          197,814
   Consumer                                 87,371           85,742          91,331         101,269           96,668
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,745,034    $   1,673,697   $   1,689,455   $   1,746,651    $   1,652,849
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Commercial                        $     331,027    $     317,647   $     317,488   $     297,896    $     296,710
   Commercial real estate                  195,390          175,537         161,529         175,745          167,412
   Residential mortgage                     64,105           65,184          64,887          66,179           65,853
   Consumer                                 11,687           11,251          10,837          11,070           10,371
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     602,209    $     569,619   $     554,741   $     550,890    $     540,346
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Commercial                        $      64,789    $      61,252   $      58,398   $      63,480    $      68,977
   Commercial real estate                   69,075           65,980          59,181          75,452           77,607
   Residential mortgage                      9,022            9,289           8,271           6,245            5,209
   Consumer                                  4,998            3,018           2,970           2,671            2,480
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     147,884    $     139,539   $     128,820   $     147,848    $     154,273
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     193,381    $     172,318   $     199,922   $     209,134    $     203,049
   Commercial real estate                  142,280           99,156         104,539         111,466          124,328
   Residential mortgage                     32,704           40,417          37,563          39,464           41,971
   Consumer                                 14,043            6,356           8,560           5,594            5,504
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     382,408    $     318,247   $     350,584   $     365,658    $     374,852
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $   7,784,166    $   7,525,100   $   7,500,576   $   7,483,889    $   7,291,556
                                    ---------------------------------------------------------------------------------

Other Derivatives with Credit Risk

BOK Financial offers programs that permit its customers to hedge various risks. Much of the focus of these programs had been on assisting energy producing customers to hedge against price fluctuations and to take positions through energy derivative contracts. Programs to assist customers in managing their interest rate, foreign exchange and other commodity risks were added during 2003. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOk. Offsetting contracts are executed between BOk and selected counterparties to minimize the risk to us of changes in energy prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or fee paid to BOk as compensation for administrative costs, credit risk and profit.

These programs create credit risk for amounts due to BOk from its customers and counterparties. Customer and counterparty credit risks are monitored through existing policies. Margin collateral may be required from customers and counterparties based on assessment of credit risk.

A deterioration of the credit standing of one or more counterparties may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if, for example, the credit standing of a counterparty deteriorated such that either the fair value of energy production no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value. At September 30, 2004, the fair value derivative contracts reported as assets under these programs totaled $419 million. This included energy contracts with fair values of $412 million, foreign exchange contracts with fair values of $4 million and interest rate contracts with fair values of $3 million. The aggregate fair values of offsetting liability contracts totaled $422 million. Approximately 60% of the fair value of asset contracts was with customers. The credit risk of these assets is generally backed by energy production. The remaining 40% of the fair value of asset contracts was with counterparties. The maximum exposure to any single customer or counterparty totaled $56 million.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $129 million at September 30, 2004 and June 30, 2004 and $127 million at September 30, 2003. These amounts represent 1.68%, 1.73%, and 1.77%, respectively, of total loans, excluding loans held for sale. Losses on loans held for sale, principally mortgage loans accumulated for placement in security pools, are charged to earnings through adjustments in the carrying value. The reserve for loan losses also represented 249% of nonperforming loans at September 30, 2004, compared with 224% at June 30, 2004 and 250% at September 30, 2003. Net loans charged-off during the third quarter totaled $4.8 million, compared to $4.9 million in the second quarter of 2004 and $6.3 million in the third quarter of 2003. Table 15 presents statistical information regarding the reserve for loan losses.

-------------------------------------------------------------------------------------------------------------------
Table 15 - Summary of Loan Loss Experience
(In thousands)
                                                                 Three Months Ended
                                   --------------------------------------------------------------------------------
                                         Sept. 30,      June 30,         March 31,     Dec. 31,         Sept. 30,
                                           2004           2004             2004          2003              2003
                                   --------------------------------------------------------------------------------
Beginning balance                   $     128,905  $     129,838   $     128,639  $     126,971    $     122,772
 Loans charged off:
  Commercial                                2,712          2,826           4,188          3,116            4,362
  Commercial real estate                      254            617               -             37               46
  Residential mortgage                        392            231             349            594              590
  Consumer                                  3,521          2,998           3,425          3,802            3,158
-------------------------------------------------------------------------------------------------------------------
  Total                                     6,879          6,672           7,962          7,549            8,156
-------------------------------------------------------------------------------------------------------------------
 Recoveries of loans previously charged off:
   Commercial                                 811            359             580            111              553
   Commercial real estate                       -              4              17              2               40
   Residential mortgage                       125             87              20              6               25
   Consumer                                 1,163          1,302           1,517          1,097            1,234
-------------------------------------------------------------------------------------------------------------------
    Total                                   2,099          1,752           2,134          1,216            1,852
-------------------------------------------------------------------------------------------------------------------
Net loans charged off                       4,780          4,920           5,828          6,333            6,304
Provision for loan losses                   4,986          3,987           7,027          8,001            8,220
Additions due to acquisitions                   -              -               -              -            2,283
-------------------------------------------------------------------------------------------------------------------
Ending balance                      $     129,111  $     128,905   $     129,838  $     128,639    $     126,971
-------------------------------------------------------------------------------------------------------------------
 Reserve to loans outstanding
  at period-end (1)                          1.68%          1.73%           1.75%          1.73%            1.77%
 Net loan losses (annualized)
  to average loans (1)                       0.25           0.26            0.31           0.35             0.36
-------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral value. At September 30, 2004, specific impairment reserves totaled $3.7 million on total impaired loans of $45 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each factor identified, including general economic conditions and concentration of large loans.

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

Nonperforming Assets

Information regarding nonperforming assets, which totaled $58 million at September 30, 2004, $62 million at June 30, 2004 and $59 million at September 30, 2003 is presented in Table 16. Nonperforming assets included nonaccrual loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans decreased $5.8 million during the third quarter of 2004. Newly identified nonaccruing loans totaled $7.5 million. This increase in nonaccruing loans was offset by $9.6 million from cash payments received and $3.2 million from charge-offs and foreclosure.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Nonperforming Assets
(In thousands)
                                                   Sept. 30,     June 30,       March 31,    Dec. 31,      Sept. 30,
                                                      2004         2004           2004         2003          2003
                                               ----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    36,526   $    38,264   $    30,751  $    41,360   $    38,253
   Commercial real estate                             8,293        10,208         5,953        2,311         2,528
   Residential mortgage                               6,228         8,346         8,649        7,821         8,568
   Consumer                                             729           792         1,024        1,189         1,439
---------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            51,776        57,610        46,377       52,681        50,788
Other nonperforming assets                            6,038         4,776         5,954        7,186         7,920
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    57,814   $    62,386   $    52,331  $    59,867   $    58,708
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to
  nonperforming loans                               249.36%       223.75%       279.96%      244.18%       250.00%
 Nonperforming loans to
  period-end loans (2)                                0.67          0.77          0.63         0.71          0.71
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     9,173   $    10,280    $   16,376   $   14,944   $    12,372
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     2,354   $     3,226    $    4,420   $    4,132   $     4,519
(2)  Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements and no loss of principal or interest is anticipated, these loans are not included in nonperforming assets. Known information does, however, cause management to have concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $54 million at September 30, 2004 compared to $60 million at June 30, 2004 and $56 million at September 30, 2003. At September 30, 2004, the composition of potential problem loans by primary industry categories included $13 million from the services industries, $12 million from energy and related services, $10 million from healthcare, and $8 million from real estate.

Deposits

Average deposits for the third quarter of 2004 increased $254 million or 3% compared to the second quarter of 2004. Average core deposits, which we define as deposits of less than $100,000 excluding public funds and brokered time deposits, totaled $5.0 billion or 52% of total average deposits. Average core deposits increased $113 million or 2% compared to the second quarter of 2004. Public funds represented 6% of total deposits, a decrease of $76 million or 11% during these same periods. The decrease in public funds was due to the timing of tax receipts. Brokered deposits increased $73 million or 21% and averaged $415 million for the third quarter of 2004. This increase reflected a strategy initiated in the first quarter of 2004 of replacing non-core time deposits with brokered deposits. Because the brokered time deposits have more standardized terms, they can be hedged more effectively. A discussion of the hedging of brokered time deposits with interest rate swaps is included in the Market Risk section of this report. The remaining deposits were comprised of account balances in excess of $100,000. These deposits totaled $3.6 billion or 37% of total average deposits, an increase of 4% over the second quarter of 2004.

The distribution of deposit accounts among BOK Financial's principal markets at each quarter end is shown in Table 17. Total interest-bearing deposits grew by 17% and 4%, respectively, in the Colorado and New Mexico markets. This growth was offset by a 3% reduction in the Oklahoma market.

---------------------------------------------------------------------------------------------------------------------
Table 17 - Deposits by Principal Market Area
(In thousands)
                                         Sept. 30,        June 30,       March 31,        Dec. 31,         Sept. 30,
                                            2004            2004           2004             2003             2003
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,045,981   $   1,069,823    $   1,137,710   $   1,025,483    $     944,670
   Interest-bearing:
     Transaction                         2,167,279       2,229,366        2,212,752       2,246,675        2,098,537
     Savings                                92,275          96,091          101,656          98,611          103,292
     Time                                2,543,292       2,615,179        2,439,732       2,403,293        2,498,235
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,802,846       4,940,636        4,754,140       4,748,579        4,700,064
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,848,827   $   6,010,459    $   5,891,850   $   5,774,062    $   5,644,734
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     587,181   $     578,727    $     562,089   $     421,292    $     427,473
   Interest-bearing:
     Transaction                         1,118,960       1,124,279        1,087,918       1,213,777        1,064,835
     Savings                                32,244          34,370           34,734          35,702           36,594
     Time                                  581,017         548,001          526,082         505,463          507,702
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,732,221       1,706,650        1,648,734       1,754,942        1,609,131
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,319,402   $   2,285,377    $   2,210,823   $   2,176,234    $   2,036,604
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Demand                            $     146,163   $     135,648    $     124,557   $     106,050    $     103,262
   Interest-bearing:
     Transaction                           345,851         350,453          347,763         370,294          348,579
     Savings                                18,102          19,153           20,306          20,728           22,720
     Time                                  385,139         353,650          329,063         317,924          306,920
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  749,092         723,256          697,132         708,946          678,219
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     895,255   $     858,904    $     821,689   $     814,996    $     781,481
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Demand                            $      15,242   $      11,816    $      12,402   $      16,351    $      15,788
   Interest-bearing:
     Transaction                            24,462          21,929           24,003          28,411           22,226
     Savings                                 1,302           1,191            1,545           1,341            1,059
     Time                                  107,576         112,634           90,699         105,598          123,789
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  133,340         135,754          116,247         135,350          147,074
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     148,582   $     147,570    $     128,649   $     151,701    $     162,862
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      61,865   $      81,478    $      84,505   $      79,424    $      75,183
   Interest-bearing:
     Transaction                           203,349         166,139          166,179         162,651          164,350
     Savings                                19,085          19,021           19,847          18,347           17,140
     Time                                   43,076          41,361           42,032          42,448           44,871
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  265,510         226,521          228,058         223,446          226,361
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     327,375   $     307,999    $     312,563   $     302,870    $     301,544
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $   9,539,441   $   9,610,309    $   9,365,574   $   9,219,863    $   8,927,225
                                    ---------------------------------------------------------------------------------

Capital

Shareholders' equity increased $98 million during the third quarter of 2004 and totaled $1.4 billion at September 30, 2004. Net income for the quarter provided $47.8 million of the growth in shareholders' equity. The remainder was provided primarily by a $46.0 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income resulted from appreciation in the fair value of BOK Financial's portfolio of available for sale securities due to falling interest rates.

BOK Financial and its subsidiary banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and additional discretionary actions by regulators that could have a material effect on operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulatory agencies about components, risk weightings and other factors. For a banking institution to qualify as well capitalized, as defined by the banking agencies, its risk-based Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. BOK Financial's capital ratios are presented in Table 18. Additionally, each subsidiary bank exceeds the regulatory definition of well capitalized.

--------------------------------------------------------------------------------------------------------------------
Table 18 - Capital Ratios
                                             Sept. 30,       June 30,      March 31,        Dec.31,      Sept. 30,
                                               2004            2004          2004            2003          2003
                                           -------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.21%           9.20%          9.24%          9.06%         9.03%
Risk-based capital:
  Tier 1 capital                               9.82            9.82           9.44           9.15          8.84
  Total capital                               11.56           11.93          11.59          11.31         11.02
Leverage                                       7.81            7.52           7.36           7.17          7.03

During 2002, BOK Financial issued shares of common stock for its purchase of Bank of Tanglewood. In addition, BOK Financial agreed to a limited price guarantee on a portion of the shares issued in this purchase. Pursuant to this guarantee, any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 210,069. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock to satisfy any obligation under the price guarantee or to pay cash.

BOK Financial will not be required to issue additional common shares if the market value per share of common stock remains above the highest benchmark price of $42.53. The closing price per share of BOK Financial common stock on September 30, 2004 was $44.61.

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


Interest Rate Risk - Other than Trading

As of September 30, 2004, BOK Financial has approximately 61% of total loans in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest-bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest-bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected average duration of approximately 3.0 years while the related funds borrowed have an average duration of 90 days. Securities purchased and funds borrowed under this strategy averaged $1.8 billion during the third quarter of 2004.

BOK Financial uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain loans with funding sources and long-term certificates of deposit with earning assets. During the third quarters of 2004 and 2003, net interest revenue increased $3.5 million and $4.3 million, respectively, from periodic settlements of these contracts.

Interest rate derivatives with notional amounts of $492 million have been designated as fair value hedges of fixed-rate brokered certificates of deposit and debt. During the third quarter of 2004, the fair values of these derivatives increased $6.2 million. The corresponding fair values of the hedged liabilities decreased $6.0 million during this same period. The net effect of these changes in fair values, combined with changes in fair value of interest rate derivatives not designated as hedges for accounting purposes, resulted in a net loss of $507 thousand in the third quarter of 2004. This is compared with a loss of $4.7 million in the third quarter of 2003 from adjustments of interest rate swaps to fair value. No interest rate derivatives were designated as hedges in the prior year. Credit risk from these swaps is closely monitored. Derivative contracts are not used for speculative purposes.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Interest Rate Swaps
(In Thousands)
                     Notional                Pay                  Receive             Positive         Negative
                      Amount                 Rate                   Rate             Fair Value       Fair Value
                -----------------------------------------------------------------------------------------------------
Expiration:
2004               $   195,000              2.02%              4.09% - 4.20%       $       417     $          -
2005                    85,000             1.84%(1)            1.57% - 2.36%                21              (72)
2006                    93,424         1.84%(1) - 5.43%       1.84%(1) - 4.45%             233           (1,059)
2007                   200,000             1.84%(1)            2.75% - 3.17%                 5             (398)
2008                   122,000       1.84%(1) - 4.75%(2)       2.90% - 5.99%                 5           (1,055)
2009                    65,000             1.84%(1)            3.26% - 4.43%             1,370             (180)
2010                    10,000             1.84%(1)            3.54% - 3.77%                 -             (116)
2011                    64,226         1.84%(1) - 5.51%       1.84%(1) - 4.10%              29           (1,678)
---------------------------------------------------------------------------------------------------------------------
                                                                                    $    2,080        $  (4,558)
                                                                                  -----------------------------------
(1) Rates are variable based on LIBOR and reset monthly or quarterly.
(2) Rate is variable based on the National Prime Rate.

The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve and 24 months based on eight interest rate scenarios. Three specified interest rate scenarios are used to evaluate interest rate risk. These are a "most likely" rate scenario and two "shock test" scenarios, first assuming a sustained parallel 200 basis point increase and second assuming a sustained parallel 100 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in rates. However, these results are not meaningful in the current low-rate environment. An independent source is used to determine the most likely interest rate scenario.

BOK Financial's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and the London Interbank Offering Rate, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 20 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 20 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                         Increase                       Decrease
                                 --------------------------    ---------------------------    -------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2004         2003             2004          2003             2004         2003
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months:
   Net interest revenue           $     7,635    $   7,711        $ (8,748)      $ (5,123)      $   4,791     $  1,446
                                          1.7%         1.8%           (1.9)%         (1.2)%           1.1%         0.3%
-----------------------------------------------------------------------------------------------------------------------

   Net income                     $     4,772    $   4,819        $ (5,468)      $ (3,202)      $   2,994     $    904
                                          2.6%         2.9%           (2.9)%         (1.9)%           1.6%         0.5%
-----------------------------------------------------------------------------------------------------------------------

   Economic value of equity       $   (74,006)   $ (84,053)       $   (756)      $  8,726       $ (11,403)    $(11,223)
                                         (4.4)%       (5.9)%           0.0%           0.6%           (0.7)%       (0.8)%
-----------------------------------------------------------------------------------------------------------------------

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

BOK Financial uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At September 30, 2004, the VAR was $165 thousand. The greatest value at risk during the third quarter of 2004 was $553 thousand.


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

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and reserve for loan losses and valuation of mortgage servicing rights involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances, and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.


Report of Management on Consolidated Financial Statements

Management is responsible for the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In management's opinion, the accompanying unaudited consolidated financial statements and all related information in this report contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial conditions, results of operations and cash flows of BOK Financial and its subsidiaries at the dates and for the periods presented.

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

The financial information included in this interim report has been prepared by management without audit by an independent registered public accounting firm and should be read in conjunction with BOK Financial's 2003 Form 10-K filed with the Securities and Exchange Commission which contains audited financial statements.

------------------------------------------------------- --- --------- --- ------------ -------------------------------------
Consolidated Statements of Earnings (Unaudited)
(Dollars In Thousands, Except Per Share Data)
                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                        September 30,
                                                             2004            2003               2004               2003
                                                          -----------------------------------------------------------------
Interest Revenue
Loans                                                  $    104,092    $     92,883       $    297,358      $    279,805
Taxable securities                                           50,847          42,698            147,684           134,743
Tax-exempt securities                                         1,861           1,892              5,499             6,032
---------------------------------------------------------------------------------------------------------------------------
   Total securities                                          52,708          44,590            153,183           140,775
---------------------------------------------------------------------------------------------------------------------------
Trading securities                                              136             280                473               494
Funds sold and resell agreements                                 91              51                183               216
---------------------------------------------------------------------------------------------------------------------------
   Total interest revenue                                   157,027         137,804            451,197           421,290
---------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                     37,213          31,263            103,837            99,203
Other borrowings                                              9,663           7,588             24,747            24,536
Subordinated debentures                                       1,766           2,421              5,832             7,261
---------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                    48,642          41,272            134,416           131,000
---------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                        108,385          96,532            316,781           290,290
Provision for Loan Losses                                     4,986           8,220             16,000            27,635
---------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Loan Loss Provision              103,399          88,312            300,781           262,655
---------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                10,209          12,220             31,386            31,893
Transaction card revenue                                     16,677          14,260             48,218            40,995
Trust fees and commissions                                   15,091          11,762             42,739            32,787
Service charges and fees on deposit accounts                 24,292          21,106             70,375            59,696
Mortgage banking revenue, net                                 6,606          12,735             21,905            44,879
Leasing revenue                                                 723             949              2,470             2,603
Other revenue                                                 5,243           7,098             17,641            17,313
---------------------------------------------------------------------------------------------------------------------------
Total fees and commissions revenue                           78,841          80,130            234,734           230,166
---------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                                          78              14                797               752
Gain (loss) on securities, net                                2,673         (12,007)            (4,055)            8,139
Loss on derivatives, net                                       (506)         (4,709)            (1,300)           (7,116)
---------------------------------------------------------------------------------------------------------------------------
Total other operating revenue                                81,086          63,428            230,176           231,941
---------------------------------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                                    60,524          56,915            178,543           164,283
Business promotion                                            3,671           2,912             10,852             9,164
Contribution of stock to BOK Charitable Foundation                -               -              4,125                 -
Professional fees and services                                3,658           4,454             11,551            13,623
Net occupancy and equipment                                  11,733          11,600             35,316            33,901
Data processing and communications                           14,918          13,008             44,829            37,668
Printing, postage and supplies                                3,770           3,459             10,217            10,341
Amortization of intangible assets                             1,991           1,959              6,250             5,513
Mortgage banking costs                                        3,962           8,268             14,238            34,191
Provision (recovery) for impairment of mortgage
   servicing rights                                           5,900         (16,186)            (1,262)          (20,663)
Other expense                                                 4,075           4,743             14,983            14,810
---------------------------------------------------------------------------------------------------------------------------
Total other operating expense                               114,202          91,132            329,642           302,831
---------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          70,283          60,608            201,315           191,765
Federal and state income tax                                 22,501          21,792             68,848            68,707
---------------------------------------------------------------------------------------------------------------------------
Net Income                                             $     47,782    $     38,816       $    132,467      $    123,058
---------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
---------------------------------------------------------------------------------------------------------------------------
   Basic                                               $      0.79     $      0.65        $      2.21       $      2.08
---------------------------------------------------------------------------------------------------------------------------
   Diluted                                             $      0.72     $      0.58        $      1.99       $      1.85
---------------------------------------------------------------------------------------------------------------------------

Average Shares Used in Computation:
---------------------------------------------------------------------------------------------------------------------------
   Basic                                                  59,197,676       58,770,968        59,132,074        58,649,127
---------------------------------------------------------------------------------------------------------------------------
   Diluted                                                66,802,600       66,633,574        66,722,933        66,501,721
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Data)

                                                                  September 30,    December 31,      September 30,
                                                                      2004             2003               2003
                                                                  --------------------------------------------------
                                                                   (Unaudited)                        (Unaudited)
Assets
Cash and due from banks                                        $      521,697    $      629,480    $      584,905
Funds sold and resell agreements                                       49,674            14,432            22,200
Trading securities                                                     12,742             7,823            19,238
Securities:
  Available for sale                                                4,146,873         3,833,449         3,559,559
  Available for sale securities pledged to creditors                  548,637           685,419           449,965
  Investment (fair value:  September 30, 2004 - $221,350;
    December 31, 2003 - $191,256;
    September 30, 2003 - $195,827)                                    218,886           187,951           192,877
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                4,914,396         4,706,819         4,202,401
--------------------------------------------------------------------------------------------------------------------
Loans                                                               7,784,166         7,483,889         7,291,556
Less reserve for loan losses                                         (129,111)         (128,639)         (126,971)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             7,655,055         7,355,250         7,164,585
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           171,617           175,901           167,813
Accrued revenue receivable                                             71,982            74,980            59,575
Intangible assets, net                                                244,483           250,686           251,470
Mortgage servicing rights, net                                         46,227            48,550            48,392
Real estate and other repossessed assets                                6,038             7,186             7,920
Bankers' acceptances                                                   24,105            30,884            45,810
Receivable on unsettled security transactions                          22,589                 -           260,961
Derivative contracts                                                  419,882           149,100           111,406
Other assets                                                          217,550           130,652           154,120
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   14,378,037    $   13,581,743    $   13,100,796
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,856,432    $    1,648,600    $    1,566,376
Interest-bearing deposits:
  Transaction                                                       3,859,901         4,021,808         3,698,527
  Savings                                                             163,008           174,729           180,805
  Time                                                              3,660,100         3,374,726         3,481,517
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    9,539,441         9,219,863         8,927,225
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,717,639         1,609,668         1,437,902
Other borrowings                                                    1,022,347         1,016,650         1,098,647
Subordinated debentures                                               153,121           154,332           154,756
Accrued interest, taxes and expense                                    57,228            85,409            68,583
Bankers' acceptances                                                   24,105            30,884            45,810
Due on unsettled security transactions                                      -             8,259                 -
Derivative contracts                                                  425,532           149,326           109,592
Other liabilities                                                      81,965            78,722            70,874
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         13,021,378        12,353,113        11,913,389
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            12                12                25
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  September 30, 2004 - 60,186,377;  December 31, 2003
  -  58,055,697; September 30, 2003 - 57,878,009)                           4                 4                 4
Capital surplus                                                       624,257           546,594           540,322
Retained earnings                                                     763,081           698,052           663,125
Treasury stock (shares at cost: September 30, 2004 - 950,206;
  December 31, 2003 - 848,892; September 30, 2003 - 801,192)          (28,714)          (24,491)          (21,856)
Accumulated other comprehensive income (loss)                          (1,981)            8,459             5,787
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,356,659         1,228,630         1,187,407
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   14,378,037    $   13,581,743    $   13,100,796
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                                             Accumulated
                                                                Other
                         Preferred Stock      Common Stock  Comprehensive                       Treasury Stock
                       ------------------------------------     Income    Capital   Retained --------------------
                          Shares   Amount    Shares   Amount    (Loss)    Surplus   Earnings   Shares    Amount     Total
                       -------------------------------------------------------------------------------------------------------
Balances at
 December 31, 2002     250,000    $  25      55,750    $   3     $ 43,088  $475,054   $598,777     683    $(17,421) $1,099,526
Comprehensive income:
 Net income                  -        -           -        -         -            -    123,058       -          -      123,058
 Other comprehensive
   income, net of tax:
   Unrealized gain (loss)
     on securities
     available for sale (1)  -        -           -        -      (37,301)        -          -       -          -      (37,301)
                                                                                                                    ----------
    Comprehensive income                                                                                                85,757
                                                                                                                    ----------
Exercise of stock options    -        -         425        -            -     6,324          -      97      (3,691)      2,633
Tax benefit on exercise of
   stock options             -        -           -        -            -     2,750          -       -           -       2,750
Stock-based compensation     -        -           -        -            -    (2,849)         -       -           -      (2,849)
Cash dividends on
  preferred stock            -        -           -        -            -         -       (375)      -           -        (375)
Dividends paid in shares
  of common stock:
   Common stock              -        -       1,680        1            -    58,293    (57,585)     21        (744)        (35)
   Preferred stock           -        -          23        -            -       750       (750)      -           -           -
------------------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 2003   250,000    $  25      57,878    $   4      $ 5,787  $540,322   $663,125     801    $(21,856) $1,187,407
------------------------------------------------------------------------------------------------------------------------------

Balances at
 December 31, 2003     250,000    $  12      58,056    $   4      $ 8,459  $546,594   $698,052     849    $(24,491) $1,228,630
Comprehensive income:
 Net income                  -        -           -        -            -         -    132,467       -           -     132,467
 Other comprehensive
   income, net of tax:
   Unrealized gain (loss)
     on securities
     available for sale (1)  -        -           -        -      (10,440)        -          -       -           -     (10,440)
                                                                                                                    ----------
    Comprehensive income                                                                                               122,027
                                                                                                                    ----------
Exercise of stock options    -        -         381        -            -     6,427          -      74      (3,184)      3,243
Conversion of preferred
   stock to common         (13)       -           -        -            -         -          -       -           -           -
Tax benefit on exercise of
   stock options             -        -           -        -            -     4,117          -       -           -       4,117
Stock-based compensation     -        -           -        -            -       181          -       -           -         181
Cash dividends on
   preferred stock           -        -           -        -            -         -     (1,500)      -           -      (1,500)
Dividends paid in shares
  of common stock:
   Common stock              -        -       1,749        -            -    66,938    (65,938)     27      (1,039)        (39)
------------------------------------------------------------------------------------------------------------------------------

Balances at
    September 30, 2004 249,987    $  12      60,186   $    4     $ (1,981)$ 624,257  $ 763,081     950    $(28,714) $1,356,659
------------------------------------------------------------------------------------------------------------------------------

(1)                                                       Sept. 30, 2004    Sept. 30, 2003
                                                          --------------    ---------------
Changes in other comprehensive income:
  Unrealized losses on available for sale securities      $     (21,211)    $     (53,069)
  Tax benefit on unrealized losses on
    available for sale securities                                 8,293            20,741
  Reclassification adjustment for (gains)
    losses realized and included in net income                    4,055            (8,139)
  Reclassification adjustment for tax
    expense (benefit) on realized (gains)losses                  (1,577)            3,166
                                                         ----------------------------------
Net change in unrealized gains (losses) on securities     $     (10,440)    $     (37,301)
                                                         ----------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              --------------------------------------
                                                                                       2004               2003
                                                                              --------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    132,467      $    123,058
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                           16,000            27,635
  Recovery for mortgage servicing rights                                              (1,262)          (20,663)
  Unrealized losses from derivatives                                                   4,527             5,991
  Stock-based compensation                                                             7,708             5,182
  Tax benefit of stock option exercises                                                4,117             2,750
  Depreciation and amortization                                                       36,439            51,574
  Net amortization of financial instrument discounts and premiums                     (1,753)            8,734
  Net gain on sale of assets                                                          (4,822)          (41,442)
  Mortgage loans originated for resale                                              (496,770)       (1,155,051)
  Proceeds from sale of mortgage loans held for resale                               509,223         1,211,791
  Change in trading securities                                                        (4,919)          (14,128)
  Change in accrued revenue receivable                                                 2,998            12,443
  Change in other operating assets                                                   (33,500)          (54,610)
  Change in accrued interest, taxes and expense                                      (28,181)           (5,460)
  Change in other liabilities                                                         36,093           (13,421)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            178,365           144,383
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   57,009            57,907
  Proceeds from maturities of available for sale securities                          714,693         2,352,037
  Purchases of investment securities                                                 (88,016)          (52,972)
  Purchases of available for sale securities                                      (2,901,008)       (6,826,820)
  Proceeds from sales of available for sale securities                             1,969,077         4,335,687
  Loans originated or acquired net of principal collected                           (379,988)         (490,840)
  Payments on derivative asset contracts                                            (163,605)          (33,526)
  Net change in other investment assets                                                6,157            (2,440)
  Proceeds from disposition of assets                                                 62,273            59,954
  Purchases of assets                                                                (25,700)          (45,931)
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (749,108)         (646,944)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction
    deposits, money market deposits, and savings accounts                             34,204           585,174
  Net change in certificates of deposit                                              285,374           214,114
  Net change in other borrowings                                                     113,668          (119,159)
  Proceeds from derivative liability contracts                                       164,503            35,696
  Net change in derivative margin accounts                                           (70,403)          (37,537)
  Change in amount due on unsettled security transactions                            (30,848)         (195,060)
  Issuance of preferred, common and treasury stock, net                                3,243             2,633
  Payment of dividends                                                                (1,539)             (410)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            498,202           485,451
--------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                              (72,541)          (17,110)
Cash and cash equivalents at beginning of period                                     643,912           624,215
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    571,371      $    607,105
--------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                          $    137,839      $    137,800
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     63,553      $     56,189
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $      4,654      $        356
--------------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                            $     65,899      $     58,335
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


(2) Mortgage Banking Activities

At September 30, 2004, BOK Financial owned the rights to service 56,767 mortgage loans with outstanding principal balances of $4.4 billion, including $480 million serviced for BOK Financial. The weighted average interest rate and remaining term was 6.32% and 269 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the nine months ending September 30, 2004 is as follows (in thousands):

                                                         Capitalized Mortgage Servicing Rights
                                -----------------------------------------------------------------------------------------
                                                                                Valuation         Hedging
                                   Purchased     Originated       Total         Allowance      (Gain)/Loss       Net
                                -----------------------------------------------------------------------------------------
Balance at
    December 31, 2003           $     22,380   $    54,456   $    76,836   $    (31,995)     $     3,709   $    48,550
Additions, net                             -         8,793         8,793              -                -         8,793
Amortization expense                  (3,790)       (8,232)      (12,022)             -             (356)      (12,378)
Write-off                             (5,836)       (5,945)      (11,781)        15,134           (3,353)            -
Recovery (provision) for
   impairment                              -             -             -          1,262                -         1,262
-------------------------------------------------------------------------------------------------------------------------
Balance at  Sept. 30, 2004      $     12,754   $    49,072   $    61,826   $    (15,599)     $         -   $    46,227
-------------------------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights (1) $      9,930   $    36,935   $    46,865              -                -   $    46,865
-------------------------------------------------------------------------------------------------------------------------
(1) Excludes approximately $1.1 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.


Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at September 30, 2004 follows (in thousands):

                                               < 5.51%      5.51% - 6.49%    6.50% - 7.49%    => 7.50%      Total

Cost less accumulated amortization           $   13,553      $   23,393       $    18,955    $   5,925    $   61,826
--------------------------------------------------------------------------------------------------------------------

Fair value                                   $   12,093      $   17,520       $    12,566    $   4,686    $   46,865
--------------------------------------------------------------------------------------------------------------------
Impairment (2)                               $    1,682      $    5,874       $     6,391    $   1,652    $   15,599
--------------------------------------------------------------------------------------------------------------------

Outstanding principal of loans serviced (1)  $  907,800      $1,400,700       $ 1,111,500    $ 388,600    $3,808,600
--------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $480 million for loans serviced for BOK Financial and $93 million of mortgage loans originated prior to FAS 122, for which there are no capitalized mortgage servicing rights.
(2) Impairment is determined by both an interest rate and loan type stratification.

(3)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                               Nine Months Ended Sept. 30,
                                           ----------------------------------
                                               2004                2003
                                           --------------     ---------------
Proceeds                                $    1,969,077     $     4,335,687
Gross realized gains                             8,206              27,068
Gross realized losses                           12,261              18,929
Related federal and state income tax
   expense (benefit)                            (1,577)              3,166


(4) Employee Benefits

BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents components of net periodic pension cost (dollars in thousands):

                                            Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                         ---------------------------------------------------------------------
                                             2004                2003               2004             2003
                                         ---------------------------------------------------------------------
Service cost                          $        1,563     $         1,295     $        4,803   $         3,884
Interest cost                                    579                 503              1,737             1,511
Expected return on plan assets                  (912)               (739)            (2,726)           (2,218)
Amortization of prior service cost                15                  15                 45                45
Amortization of net loss                         265                 205                795               614
--------------------------------------------------------------------------------------------------------------
Net periodic pension cost             $        1,510     $         1,279     $        4,654   $         3,836
--------------------------------------------------------------------------------------------------------------

During the first quarter of 2004, the Company made Pension Plan contributions totaling $7.7 million, which funded the remaining maximum contribution for 2003 permitted under applicable regulations. During the second and third quarters of 2004, the Company made contributions totaling $1.0 million applicable to 2004.

Management has been advised that no minimum contribution will be required for 2004. The maximum allowable contribution has not yet been determined.

(5)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended        Nine Months Ended
                                                          -----------------------------------------------------
                                                             Sept. 30,    Sept. 30,    Sept. 30,    Sept.30,
                                                                2004       2003 (2)      2004       2003 (2)
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  47,782    $  38,816   $  132,467   $  123,058
   Preferred stock dividends                                     (750)        (375)      (1,500)      (1,125)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            47,032       38,441      130,967      121,933
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      750          375        1,500        1,125
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  47,782    $  38,816   $  132,467   $  123,058
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        59,197,676   58,770,968   59,132,074   58,649,127
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    681,408      904,801      652,130      797,632
     Convertible preferred stock                            6,921,021    6,921,164    6,921,182    6,921,164
     Tanglewood market value guarantee                          2,495       36,641       17,547      133,798
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            7,604,924    7,862,606    7,590,859    7,852,594
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         66,802,600   66,633,574   66,722,933   66,501,721
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.79      $  0.65      $  2.21      $  2.08
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.72      $  0.58      $  1.99      $  1.85
---------------------------------------------------------------------------------------------------------------

(1) Current market price was greater than exercise price on all employee stock options.
(2) Restated for 3% dividend paid in common shares in May 2004.


(6)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2004 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ---------------------------------------------------------------------------
Total reportable segments                  $      279,122  $      237,852  $      314,067   $     112,681  $   14,297,313
Unallocated items:
   Tax-equivalent adjustment                        3,406               -               -           3,406               -
   Funds management                                45,412          (2,417)          9,796          14,098       1,549,998
   All others (including eliminations), net       (11,159)             96           5,779           2,282      (2,026,635)
                                              ---------------------------------------------------------------------------

BOK Financial consolidated                 $      316,781  $      235,531  $      329,642   $     132,467  $   13,820,676
                                              ===========================================================================

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2003 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ---------------------------------------------------------------------------

Total reportable segments                  $      252,215  $      239,080  $      286,318   $     117,925  $   12,967,827
Unallocated items:
   Tax-equivalent adjustment                        3,986               -               -           3,986               -
   Funds management                                44,821          (5,219)          6,473           6,357       1,298,960
   All others (including eliminations), net       (10,732)         (2,943)         10,040          (5,210)     (1,643,635)
                                              ---------------------------------------------------------------------------

BOK Financial consolidated                 $      290,290  $      230,918  $      302,831   $     123,058  $   12,623,152
                                              ===========================================================================

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

As of September 30, 2004, outstanding commitments and letters of credit were as follows (in thousands):

                                               Sept. 30,
                                                 2004
                                            --------------
Commitments to extend credit                $  3,127,456
Standby letters of credit                        527,011
Commercial letters of credit                       4,874
Commitments to purchase securities               103,995

------------------------------------------------------------------------------------------------------------------------------
Nine Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Nine Months Ended
                                          ------------------------------------------------------------------------------------
                                                      September 30, 2004                         September 30, 2003
                                          -----------------------------------------     --------------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,638,302  $   147,684       4.26%      $   4,312,222  $   134,743      4.24%
  Tax-exempt securities (3)                     203,170        8,721       5.73             192,968        9,569      6.63
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,841,472      156,405       4.32           4,505,190      144,312      4.34
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             17,978          522       3.87              16,857          547      4.35
  Funds sold and resell agreements               15,898          183       1.54              26,196          216      1.10
  Loans (2)                                   7,566,848      297,493       5.25           7,014,711      280,201      5.34
     Less reserve for loan losses               131,564            -          -             123,029            -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       7,435,284      297,493       5.34           6,891,682      280,201      5.44
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 12,310,632      454,603       4.94          11,439,925      425,276      5.00
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,510,044                                   1,183,227
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  13,820,676                               $  12,623,152
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,870,507       24,738       0.85%      $   3,510,841       23,969      0.91%
  Savings deposits                              172,629          744       0.58             170,602          689      0.54
  Time deposits                               3,558,320       78,355       2.94           3,438,351       74,545      2.90
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits         7,601,456      103,837       1.82           7,119,794       99,203      1.86
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 1,566,234       12,743       1.09           1,489,098       11,669      1.05
  Other borrowings                            1,007,762       12,004       1.59           1,058,517       12,867      1.63
  Subordinated debentures                       153,099        5,832       5.09             155,080        7,261      6.26
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,328,551      134,416       1.74           9,822,489      131,000      1.78
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,761,020                                   1,289,380
  Other liabilities                             457,197                                     364,087
  Shareholders' equity                        1,273,908                                   1,147,196
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
       equity                             $  13,820,676                               $  12,623,152
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                    320,187       3.20%                         294,276      3.22%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.48                                       3.46
     Less tax-equivalent adjustment (1)                        3,406                                       3,986
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         316,781                                     290,290
Provision for loan losses                                     16,000                                      27,635
Other operating revenue                                      230,176                                     231,941
Other operating expense                                      329,642                                     302,831
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          201,315                                     191,765
Federal and state income tax                                  68,848                                      68,707
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $   132,467                                 $   123,058
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net Income
    Basic                                                $      2.21                                 $      2.08
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.99                                 $      1.85
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
                                                                           Three Months Ended



                                         -------------------------------------------------------------------------------------
                                                      September 30, 2004                            June 30, 2004
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/     Yield          Average        Revenue/     Yield
                                              Balance       Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,652,435   $    50,847       4.34%    $   4,667,360   $    49,321       4.24%
  Tax-exempt securities (3)                     215,190         2,951       5.46           200,380         2,884       5.79
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,867,625        53,798       4.39         4,867,740        52,205       4.30
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             14,956            77       2.05            23,513           219       3.75
  Funds sold and resell agreements               23,334            91       1.55            16,284            53       1.31
  Loans (2)                                   7,656,588       104,181       5.41         7,548,257        96,445       5.14
    Less reserve for loan losses                130,896             -          -           131,310             -          -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       7,525,692       104,181       5.51         7,416,947        96,445       5.23
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 12,431,607       158,147       5.06        12,324,484       148,922       4.85
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,630,890                                  1,529,841
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  14,062,497                              $  13,854,325
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,931,166   $     9,280       0.94%    $   3,859,706   $     7,875       0.82%
  Savings deposits                              169,398           266       0.62           173,566           235       0.54
  Time deposits                               3,712,161        27,667       2.97         3,565,324        25,697       2.90
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,812,725        37,213       1.89         7,598,596        33,807       1.79
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,458,245         5,048       1.38         1,565,922         3,731       0.96
  Other borrowings                            1,003,050         4,615       1.83         1,009,871         3,376       1.34
  Subordinated debentures                       152,333         1,766       4.61           152,799         1,730       4.55
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,426,353        48,642       1.86        10,327,188        42,644       1.66
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,839,311                                  1,799,249
  Other liabilities                             501,323                                    452,780
  Shareholders' equity                        1,295,510                                  1,275,108
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
      equity                              $  14,062,497                              $  13,854,325
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    109,505       3.20%                    $    106,278        3.19%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.50                                         3.46
   Less tax-equivalent adjustment (1)                           1,120                                      1,089
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          108,385                                    105,189
Provision for loan losses                                       4,986                                      3,987
Other operating revenue                                        81,086                                     69,270
Other operating expense                                       114,202                                     98,992
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            70,283                                     71,480
Federal and state income tax                                   22,501                                     25,947
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    47,782                                $    45,533
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
  Net income:
    Basic                                                 $      0.79                                $      0.76
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.72                                $      0.68
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

-------------------------------------------------------------------------------------------------------------------------



                               Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2004                         December 31, 2003                      September 30, 2003
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/     Yield        Average        Revenue/     Yield       Average       Revenue/     Yield
      Balance      Expense(1)    /Rate        Balance       Expense(1)    /Rate       Balance      Expense(1)    /Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,594,690  $    47,516       4.22%  $   4,421,278   $    45,838       4.08% $   4,360,340  $    42,698       3.86%
        193,808        2,886       5.99         189,829         2,958       6.19        186,827        3,003       6.38
-------------------------------------------------------------------------------------------------------------------------
      4,788,498       50,402       4.29       4,611,107        48,796       4.17      4,547,167       45,701       3.96
-------------------------------------------------------------------------------------------------------------------------
         15,499          226       5.86          17,325           147       3.37         27,830          295       4.21
          7,995           39       1.96          26,730            65       0.96         32,491           51       0.62
      7,494,713       96,867       5.20       7,359,126        96,059       5.18      7,122,211       93,013       5.18
        132,494            -          -         129,445             -          -        125,966            -          -
-------------------------------------------------------------------------------------------------------------------------
      7,362,219       96,867       5.29       7,229,681        96,059       5.27      6,996,245       93,013       5.27
-------------------------------------------------------------------------------------------------------------------------
     12,174,211      147,534       4.90      11,884,843       145,067       4.83     11,603,733      139,060       4.74
-------------------------------------------------------------------------------------------------------------------------
      1,357,791                               1,342,042                               1,252,896
-------------------------------------------------------------------------------------------------------------------------
  $  13,532,002                           $  13,226,885                           $  12,856,629
-------------------------------------------------------------------------------------------------------------------------


  $   3,819,981  $     7,583       0.80%  $   3,886,546   $     7,377       0.75% $   3,715,035  $     7,200       0.77%
        174,958          243       0.56         179,867           255       0.56        170,796          200       0.46
      3,395,785       24,991       2.96       3,442,358        25,094       2.89      3,423,920       23,863       2.77
-------------------------------------------------------------------------------------------------------------------------
      7,390,724       32,817       1.79       7,508,771        32,726       1.73      7,309,751       31,263       1.70
-------------------------------------------------------------------------------------------------------------------------

      1,675,722        3,964       0.95       1,679,540         3,921       0.93      1,529,721        3,566       0.92
      1,010,414        4,013       1.60       1,031,414         3,815       1.47      1,062,734        4,022       1.50
        154,175        2,336       6.09         154,524         2,216       5.69        154,865        2,421       6.20
-------------------------------------------------------------------------------------------------------------------------
     10,231,035       43,130       1.70      10,374,249        42,678       1.63     10,057,071       41,272       1.63
-------------------------------------------------------------------------------------------------------------------------
      1,643,638                               1,370,088                               1,323,641
        406,461                                 284,432                                 314,583
      1,250,868                               1,198,116                               1,161,334
-------------------------------------------------------------------------------------------------------------------------
  $  13,532,002                           $  13,226,885                           $  12,856,629
-------------------------------------------------------------------------------------------------------------------------
                 $    104,404      3.20%                  $    102,389      3.20%                $     97,788      3.11%
                                                                                      3.05

                                   3.47                                     3.41                                   3.34
                       1,197                                    1,184                                  1,256
-------------------------------------------------------------------------------------------------------------------------
                     103,207                                  101,205                                 96,532
                       7,027                                    8,001                                  8,220
                      79,820                                   71,051                                 63,428
                     116,448                                  108,746                                 91,132
-------------------------------------------------------------------------------------------------------------------------
                      59,552                                   55,509                                 60,608
                      20,400                                   20,207                                 21,792
-------------------------------------------------------------------------------------------------------------------------
                 $    39,152                              $    35,302                            $    38,816
-------------------------------------------------------------------------------------------------------------------------


                 $      0.66                              $      0.59                            $      0.65
-------------------------------------------------------------------------------------------------------------------------
                 $      0.59                              $      0.53                            $      0.58
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2004.

---------------------------------------------------------------------------------------------------------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares        Paid per         as Part of Publicly Announced      that May Yet Be Purchased
       Period             Purchased (2)        Share               Plans or Programs (1)               Under the Plans
---------------------------------------------------------------------------------------------------------------------------

July 1, 2004 to                   193          $ 40.05                       -                           191,058
July 31, 2004
---------------------------------------------------------------------------------------------------------------------------

August 1, 2004 to               1,526          $ 41.81                       -                           191,058
August 31, 2004
---------------------------------------------------------------------------------------------------------------------------

September 1, 2004 to           16,264          $ 45.54                       -                           191,058
September 30, 2004
---------------------------------------------------------------------------------------------------------------------------

Total                          17,983                                        -
---------------------------------------------------------------------------------------------------------------------------

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


                                   BOK FINANCIAL CORPORATION
                                  (Registrant)



Date:         November 9, 2004            /s/ Steven E. Nell
        ----------------------------      --------------------------------
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