Form 10-K
period 2004-12-31
BOK FINANCIAL CORP ET AL
filed 2005-03-16
CIK 875357

As filed with the Securities and Exchange Commission on March 16, 2005
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
 (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2004

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

     The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $791,314,455 (based on the June 30, 2004 closing price of Common Stock of $39.27 per share). As of March 1, 2005, there were 59,499,273 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 DOCUMENT OF THE REGISTRANT                              REFERENCE LOCATIONS
 Portions of the 2004 Annual Report to Shareholders    Parts I, II, III and IV
 Portions of the 2005 Proxy Statement                  Part III


 ==============================================================================

                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX
       ITEM                                                           PAGE

                                     PART I

  1. Business                                                           3

  2. Properties                                                         7

  3. Legal Proceedings                                                  7

  4. Submission of Matters to a Vote of Security Holders                7


                                     PART II

  5. Market for Registrant's Common Equity, Related Stockholder
     Matters and Issuer Purchases of Equity Securities                  7

  6. Selected Financial Data                                            8

  7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                8


  7A.Quantitative and Qualitative Disclosures About Market Risk         8

  8. Financial Statements and Supplementary Data                        9

  9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                9

  9A. Controls and Procedures                                           9

  9B. Other Information                                                 9


                                    PART III

  10. Directors and Executive Officers of the Registrant                9

  11. Executive Compensation                                            9

  12. Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters                        9

  13. Certain Relationships and Related Transactions                   10

  14. Principal Accountant Fees and Services                           10


                                     PART IV

  15. Exhibits, Financial Statement Schedules                          11

      Signatures                                                       18

      Chief Executive Officer Section 302 Certification      Exhibit 31.1

      Chief Financial Officer Section 302 Certification      Exhibit 31.2

      Section 906 Certifications                               Exhibit 32

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company's activities during the current year is incorporated by reference to the "Management's Assessment of Operations and Financial Condition" section of BOK Financial's 2004 Annual Report to Shareholders (the "2004 Annual Report"). Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" within the 2004 Annual Report.

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

     Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets in contiguous states. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, and have recently announced plans to expand into Phoenix, Arizona.

     Our primary focus is to provide a broad range of financial products and services, including loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Our revenue sources are diversified. Approximately 42% of our revenue comes from commissions and fees.

     Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high-quality loans and providing a full range of financial products and services to our customers.

     Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making through the boards of directors for each of our bank subsidiaries.

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

                               OPERATING SEGMENTS

     BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. It also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consists primarily of corporate and consumer banking activities in the respective local markets. Discussion of these principal lines of business is incorporated by reference to the Lines of Business section within "Management's Assessment of Operations and Financial Condition" within the 2004 Annual Report and to Note 18 of "Notes to Consolidated Financial Statements" within the 2004 Annual Report.

                                   COMPETITION

     BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2004.

     BOk is the largest banking subsidiary of BOK Financial and has the largest market share in Oklahoma with 13% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 29% and 10% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. BOk also competes with regional and locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

     Through other subsidiary banks, BOK Financial competes in Dallas-Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, and Northwest Arkansas. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% and 1% in the Dallas-Fort Worth and Houston areas, respectively. Bank of Albuquerque has a number three market share position with 11% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 1% in the Denver area. Bank of Arkansas operates as a community bank serving Benton and Washington counties in Arkansas. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                    EMPLOYEES

     As of December 31, 2004, BOK Financial and its subsidiaries employed 3,548 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

     The following information summarizes certain laws and regulations that affect the Company's operations. It does not discuss all provisions of these laws and regulations and it does not summarize all laws and regulations that affect the Company.

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

     The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2004, BOK Financial's Tier 1 and total capital ratios under these guidelines were 10.02% and 11.67%, respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2004 was 7.94%.

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

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2004.

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

     In January 2001, the BCBS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk refers to the risk of direct or indirect losses resulting from failed internal processes, people, and systems. The 1988 capital accord does not include separate capital requirements for operational risk.

     In June 2004, the BCBS published the framework for a new set of risk-based capital standards. Release of proposed rules to implement the new capital accord is currently expected in mid-2005. Release of final rules is expected by mid-2006, and final rules are expected to become effective in early 2008. The ultimate timing and final form of a new accord are uncertain. However, it is possible that a new capital accord will eventually be adopted by the BCBS and implemented by the United States federal bank regulatory authorities. The new capital requirements that may arise from a new capital accord could increase minimum capital requirements applicable to BOK Financial and its subsidiaries.

     Further discussion of regulatory capital, including regulatory capital amounts and ratios, is incorporated by reference to information set forth under the caption "Borrowings and Capital" within the Management's Assessment of Operations and Financial Condition section and Note 16 of "Notes to Consolidated Financial Statements" of the 2004 Annual Report.

DIVIDENDS

     The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $161 million of dividends without regulatory approval as of December 31, 2004. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $98 million as of December 31, 2004. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

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

     In 2002, the Sarbanes-Oxley Act (the "Act") was signed into law to address many aspects of financial reporting, corporate governance and public company disclosure. Among other things, the Act establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to specific rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures, such as requiring the chief executive officer and chief financial officer to certify to the quality of the company's financial reporting. The Act imposes restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of penalties for fraud and other violations and creates a federal felony for securities fraud. Various sections of the Act are applicable to BOK Financial. Portions of the Act were effective immediately; others became effective or are in process of becoming effective through rulings by the SEC, based on timelines set forth in the law.

                               FOREIGN OPERATIONS

     BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.

ITEM 2 - PROPERTIES

     BOK Financial and its subsidiaries own and lease improved real estate that is carried at $122 million, net of depreciation and amortization. The Company's principal offices are located in leased premises in the Bank of Oklahoma Tower, Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma, Dallas-Forth Worth and Houston, Texas, Albuquerque, New Mexico, and Denver, Colorado. Operations facilities are located in Tulsa, Oklahoma, Dallas, Texas, and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

     The information set forth in Notes 6 and 15 of "Notes to Consolidated Financial Statements" of the 2004 Annual Report provides further discussion related to properties and is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

     The information set forth in Note 15 of "Notes to Consolidated Financial Statements" of the 2004 Annual Report is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2004.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     BOK Financial's $.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of March 1, 2005, common shareholders of record numbered 1,194 with 59,499,273 shares outstanding.

     The highest and lowest closing bid price for shares of BOK Financial common stock follows:

                 First          Second          Third          Fourth
             --------------- -------------- -------------- ---------------
 2004:
   Low           $37.48          $37.29          $38.95        $44.33
   High           39.91           41.20           45.45         49.18

 2003:
   Low           $29.21          $30.02          $36.55        $36.55
   High           31.23           37.24           39.83         38.23


     Under a common stock repurchase program announced initially in 1998, BOK Financial has authority to repurchase up to 800,000 shares. These purchases have been made from time to time in accordance with SEC Rule 10(b)18 transactions. Since the initial authorization, BOK Financial has repurchased 608,942 shares, leaving 191,058 shares available for repurchase. The Company last purchased shares pursuant to its program on August 7, 2000.

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2004.

 ---------------------------------------- ------------------- ----------------- ------------------------ ---------------------
                                                                                 Total Number of Shares    Maximum Number of
                                                                                  Purchased as Part of    Shares that May Yet
                  Period                    Total Number of    Average Price       Publicly Announced      Be Purchased Under
                                          Shares Purchased (1) Paid per Share       Plans or Programs          the Plans
 ---------------------------------------- ------------------- ----------------- ------------------------ ---------------------

 October 1, 2004 to October 31, 2004             7,491              $45.32                 -                     191,058
 ---------------------------------------- ------------------- ----------------- ------------------------ ---------------------

 November 1, 2004 to November 30, 2004          16,819              $47.08                 -                     191,058
 ---------------------------------------- ------------------- ----------------- ------------------------ ---------------------

 December 1, 2004 to December 31, 2004          23,620              $48.93                 -                     191,058
 ---------------------------------------- ------------------- ----------------- ------------------------ ---------------------

 Total                                          47,930                                     -
 ---------------------------------------- ------------------- ----------------- ------------------------ ---------------------

(1) The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee stock option exercises.


     BOK Financial entered into a limited price guarantee on a portion of the shares issued in the Bank of Tanglewood acquisition on October 25, 2002. Additional discussion of this price guarantee is incorporated by reference to information set forth under the "Borrowings and Capital" caption within the Management's Assessment of Operations and Financial Condition section and in
Note 16 of "Notes to Consolidated Financial Statements" within the 2004 Annual Report.

     The information set forth under the captions "Table 1 - Consolidated Selected Financial Data," "Table 5 - Selected Quarterly Financial Data," "Borrowings and Capital," and Note 16 of "Notes to Consolidated Financial Statements" of the 2004 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information set forth under the caption "Table 1 - Consolidated Selected Financial Data" of the 2004 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the captions "Management's Assessment of Operations and Financial Condition," "Annual Financial Summary - Unaudited" and "Quarterly Financial Summary - Unaudited" of the 2004 Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts. Additional discussion of this type of market risk is set forth under the caption "Market Risk" within the Management's Assessment of Operations and Financial Condition section of the 2004 Annual Report and is incorporated herein by reference.

     BOK Financial is also exposed to market risk related to a stock price guarantee agreement made in connection with the Bank of Tanglewood acquisition. Additional information regarding this risk is set forth under the "Borrowings and Capital" caption within the Management's Assessment of Operations and Financial Condition section of the 2004 Annual Report.

     Additional information regarding market risk is set forth under the "Loans" caption within the Management's Assessment of Operations and Financial Condition section of the 2004 Annual Report and is incorporated herein by reference, including disclosures of loan concentrations by primary industry of the borrower and geographic concentrations of the loan portfolio. The information set forth under the "Deposits" caption within the Management's Assessment of Operations and Financial Condition section of the 2004 Annual Report is also incorporated herein by reference, including geographic distribution of deposit accounts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information set forth in the 2004 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of BOK Financial Corporation, together with the report thereon of Ernst & Young LLP dated March 11, 2005, which appears on page 45 of the 2004 Annual Report, and the Selected Quarterly Financial Data in Table 5.

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

     In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

     The Report of Management on Financial Statements and Management's Report on Internal Control over Financial Reporting appear on Page 44 of the 2004 Annual Report and are incorporated herein by reference. The independent registered public accounting firm, Ernst & Young, LLP, has audited the financial statements included in the 2004 Annual Report and has issued an audit report on management's assessment of the internal control over financial reporting, which appears on Page 46 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 9B - OTHER INFORMATION

     On March 7, 2005, Mr. Stanley Lybarger, Chief Executive Officer, and Mr. George Kaiser, principal shareholder and Chairman of the Board, entered into an agreement whereby Mr. Kaiser agreed to personally guarantee certain deferred compensation to Mr. Lybarger as provided in the agreement. This agreement is attached as Exhibit 10.4 (e).

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors," "Executive Compensation" and "Risk Oversight and Audit Committee" in BOK Financial's 2005 Annual Proxy Statement is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in BOK Financial's 2005 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2005 Annual Proxy Statement is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Company's equity compensation plans in effect at December 31, 2004. Plans included in the following table consist of the BOKF 1994, 1997, 2000, 2001 and 2003 Stock Option Plans, as well as the 2003 Executive Incentive Plan and the BOKF Directors Stock Compensation Plan. The material features of the various stock-based compensation plans are described within Note 13 of "Notes to Consolidated Financial Statements" of the 2004 Annual Report, which is incorporated herein by reference.

                                                                                                      Number of securities
                                                                                                     remaining available for
                                                                                                      future issuance under
                                         Number of securities to         Weighted-average              equity compensation
                                         be issued upon exercise         exercise price of               plans (excluding
                                         of outstanding options,        outstanding options,         securities reflected in
 Plan Category                           warrants, and rights(2)       warrants, and rights(2)         the first column)(2)
 ----------------------------------    ----------------------------   ------------------------    ------------------------------
 Equity compensation plans approved
   by security holders:
   Stock options                                  3,338,048                    $28.53                       2,166,102(1)

   Nonvested common shares                           44,738                Not applicable                     456,565

                                       -----------------------------                              -----------------------------
       Sub-total                                  3,382,786                                                 2,622,667(1)
 Equity compensation plans not
   approved by security holders                        None                     None                             None
                                       -----------------------------                              -----------------------------
 Total                                            3,382,786                                                 2,622,667(1)
                                       -----------------------------                              -----------------------------

 (1) Includes 487,601 shares of common stock which may be awarded pursuant to the BOKF Directors Stock Compensation Plan.

 (2) As of December 31, 2004.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in BOK Financial's 2005 Annual Proxy Statement is incorporated herein by reference.

     The information set forth under Note 14 of "Notes to Consolidated Financial Statements" of the 2004 Annual Report is incorporated herein by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption "Principal Accountant Fees and Services" in BOK Financial's 2005 Annual Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements

     The  following  financial   statements  and  reports  are  incorporated  by
     reference from the 2004 Annual Report:

                                                                  Exhibit 13
                                                             2004 Annual Report
                          Description                            Page Number

 Consolidated Selected Financial Data                                  13

 Selected Quarterly Financial Data                                     23

 Report of Management on Financial Statements and Management's
 Report on Internal Control over Financial Reporting                   44

 Reports of Independent Registered Public Accounting Firm         45 - 46

 Consolidated Statements of Earnings for the years ended
 December 31, 2004, 2003 and 2002                                      47

 Consolidated Balance Sheets as of December 31, 2004 and 2003          48

 Consolidated Statements of Cash Flows for the years ended
 December 31, 2004, 2003 and 2002                                      49

 Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2004, 2003 and 2002             50 - 51

 Notes to Consolidated Financial Statements                       52 - 83

 Annual Financial Summary - Unaudited                             84 - 85

 Quarterly Financial Summary - Unaudited                          86 - 87

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

     10.4 (d) 409A Deferred Compensation Agreement between Stanley A. Lybarger and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4 (d) of Form 8-K filed on January 5, 2005.

     10.4 (e) Guaranty by George B. Kaiser in favor of Stanley A. Lybarger dated March 7, 2005, filed herewith.

     10.4.1(a) Employee Agreement between BOK Financial and V. Burns Hargis, incorporated by reference to Exhibit 10.4.1(a) of Form 10-K for the fiscal year ended December 31, 2002.

     10.4.1(b)  Amendment to Employee  Agreement  between BOK  Financial  and V.
          Burns Hargis, incorporated by reference to Exhibit 10.4.1(b) of Form 10-K for the fiscal year ended December 31, 2002.

     10.4.2 Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Steven G. Bradshaw and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.2 of Form 10-K for the fiscal year ended December 31, 2003.

     10.4.2 (a) 409A Deferred Compensation Agreement between Steven G. Bradshaw and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.2 (a) of Form 8-K filed on January 5, 2005.

     10.4.2 (b) Employment Agreement between BOK Financial and Steven G. Bradshaw dated September 29, 2003, filed herewith.

     10.4.3 Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between William Jeffrey Pickryl and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.3 of Form 10-K for the fiscal year ended December 31, 2003.

     10.4.3 (a) 409A Deferred Compensation Agreement between William Jeffrey Pickryl and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.3 (a) of Form 8-K filed on January 5, 2005.

     10.4.3 (b) Employment Agreement between BOK Financial and W. Jeffrey Pickryl dated September 29, 2003, filed herewith.

     10.4.3 (c) Amendment to Employment Agreement between BOK Financial and W. Jeffrey Pickryl dated August 30, 2004, filed herewith.

     10.4.4 Amended and Restated  Employment  Agreement  (Amended as of June 14,
          2002) among First National Bank of Park Cities, BOK Financial Corporation and C. Fred Ball, Jr., incorporated by reference to
          Exhibit 10.4.4 of Form 10-K for the fiscal year ended December 31, 2003.

     10.4.5 409A Deferred Compensation Agreement between Daniel H. Ellinor and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.5 of Form 8-K filed on January 5, 2005.

     10.4.5 (a) Employment Agreement between BOK Financial and Dan H. Ellinor dated August 29, 2003, filed herewith.

     10.4.5 (b) Deferred Compensation Agreement dated November 28, 2003 between Daniel H. Ellinor and BOK Financial Corporation, filed herewith.

     10.4.6 409A Deferred  Compensation  Agreement between Mark W. Funke and BOK
          Financial  Corporation  dated  December  31,  2004,   incorporated  by
          reference to Exhibit 10.4.6 of Form 8-K filed on January 5, 2005.

     10.4.6 (a) Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Mark W. Funke and BOK Financial Corporation, filed herewith.

     10.4.7 409A Deferred Compensation  Agreement between Steven E. Nell and BOK
          Financial  Corporation  dated  December  31,  2004,   incorporated  by
          reference to Exhibit 10.4.7 of Form 8-K filed on January 5, 2005.

     10.4.7 (a) Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Steven E. Nell and BOK Financial Corporation, filed herewith.

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

     10.32Merger  Agreement  among  BOK  Financial   Corporation,   BOKF  Merger
          Corporation Number Eleven, Colorado Funding Company, Colorado State Bank and Trust and Certain Shareholders of Colorado Funding Company dated July 8, 2003, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 2003.

     10.33Merger  Agreement  between  BOK  Financial  Corporation,  BOKF  Merger
          Corporation Number Eight, Valley Commerce Bank, and Valley Commerce Bancorp, Ltd. dated December 20, 2004, incorporated by reference to
          Exhibit 10.1 of the Form 8-K filed on December 22, 2004.

     13.0 Annual Report to Shareholders for the fiscal year ended December 31, 2004. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

     21.0 Subsidiaries of BOK Financial, filed herewith.

     23.0 Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

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



     (b) Exhibits

     See Item 15 (a) (3) above.


     (c) Financial Statement Schedules

     See Item 15 (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOK FINANCIAL CORPORATION


DATE:    March 16, 2005                  BY:   /s/ George B. Kaiser
       ------------------------------        ----------------------------------
                                             George B. Kaiser
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS


   /s/ George B. Kaiser                      /s/  Stanley A. Lybarger
-------------------------------------     -------------------------------------
George B. Kaiser                          Stanley A. Lybarger
Chairman of the Board of Directors        Director, President and Chief
                                          Executive Officer


   /s/ Steven E. Nell                        /s/ John C. Morrow
-------------------------------------     -------------------------------------
Steven E. Nell                            John C. Morrow
Executive Vice President and              Senior Vice President and Director of
Chief Financial Officer                   Financial Accounting and Reporting


DIRECTORS

/s/ C.F. Ball, Jr.                          /s/ Judith Z. Kishner
----------------------------------------    -----------------------------------
C. Fred Ball, Jr.                           Judith Z. Kishner

                                            /s/ David L. Kyle
----------------------------------------    -----------------------------------
Sharon J. Bell                              David L. Kyle

/s/ Joseph E. Cappy
----------------------------------------    -----------------------------------
Joseph E. Cappy                             Robert J. LaFortune

/s/ Luke R. Corbett                         /s/ Steven J. Malcolm
----------------------------------------    -----------------------------------
Luke R. Corbett                             Steven J. Malcolm

/s/ William E. Durrett
----------------------------------------    -----------------------------------
William E. Durrett                          Paula Marshall-Chapman

/s/ Robert G. Greer
----------------------------------------    -----------------------------------
Robert G. Greer                             Steven E. Moore

/s/ David F. Griffin                        /s/ James A. Robinson
----------------------------------------    -----------------------------------
David F. Griffin                            James A. Robinson

/s/ V. Burns Hargis
----------------------------------------    -----------------------------------
V. Burns Hargis                             L. Francis Rooney, III


----------------------------------------
E. Carey Joullian, IV