Form 10-Q
period 2005-03-31
BOK FINANCIAL CORP ET AL
filed 2005-05-10
CIK 875357

As filed with the Securities and Exchange Commission on May 10, 2005
===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 59,495,010 shares of common stock ($.00006 par value) as of April 30, 2005.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2005

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                         2
     Market Risk (Item 3)                                                 22
     Controls and Procedures (Item 4)                                     24
     Consolidated Financial Statements - Unaudited (Item 1)               25
     Quarterly Financial Summary - Unaudited (Item 2)                     34

Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  36
     Item 6. Exhibits                                                     36

Signatures                                                                37

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("BOKF" or the "Company") reported net income of $52.1 million, or $0.78 per diluted share for the first quarter of 2005, compared with $39.2 million, or $0.59 per diluted share for the first quarter of 2004. The annualized returns on average assets and shareholders' equity were 1.45% and 14.96%, respectively, for the first quarter of 2005, compared with returns of 1.16% and 12.59%, respectively, for the first quarter of 2004. The increase in net income was attributed to growth in net interest revenue, reduction in the provision for credit losses and appreciation in the value of mortgage servicing rights.

Net interest revenue increased $4.4 million or 4% over 2004 due primarily to loan growth. Average outstanding loan balances for the first quarter of 2005 increased $468 million compared with the same period of 2004. Net interest revenue for the first quarter of 2005 also included $1.3 million from the collection of foregone interest on a non-performing loan and a large loan fee. The provision for credit losses decreased $5.0 million compared to the same period in 2004 as credit quality continued to improve. The fair value of mortgage servicing rights appreciated due to a 40 basis point increase in mortgage interest rates. The increase in the fair value of servicing rights, net of gains or losses recognized on financial instruments held as an economic hedge, resulted in a $3.5 million increase in pre-tax income for the first quarter of 2005 compared with a $1.5 million decrease in pre-tax income for the same period of 2004.

Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $108.9 million for the first quarter of 2005 compared with $104.4 million for 2004. The increase was due primarily to a $555 million increase in average earning assets. The growth in average earning assets included a $468 million, or 6%, increase in loans and a $57 million increase in securities. Growth in average earning assets was funded primarily by a $361 million increase in interest-bearing liabilities and a $252 million, or 15%, increase in demand deposit accounts. In addition, net interest revenue for the first quarter of 2005 included $605 thousand from the collection of foregone interest on a non-performing loan and a $650 thousand fee on a large commercial loan that paid off during the quarter. These two collections increased net interest margin for the quarter by 4 basis points. Table 1 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets was 3.46% for the first quarter of 2005, unchanged from the first quarter of 2004 and up from 3.38% for the fourth quarter of 2004. Yields on average earning assets continued to trend upwards due to the effect of rising interest rates. The yield on average earning assets was 5.46%, up 57 basis points compared with the first quarter of 2004 and 31 basis points over the fourth quarter of 2004. The yield on average loans was 6.06%, an increase of 86 basis points over the first quarter of 2004 and 44 basis points over the fourth quarter of 2004. The tax-equivalent yield on securities was 4.36% for the first quarter of 2005, compared with 4.29% for the first quarter of 2004 and 4.30% for the fourth quarter of 2004. Rates paid on average interest-bearing liabilities during the first quarter of 2005 increased 70 basis points over the first quarter of 2004 and 27 basis points over the fourth quarter of 2004. Increases in rates paid on deposit accounts continued to lag behind the increases in loan yields. Additionally, growth in non-interest bearing funding sources, primarily demand deposits, increased the net interest margin 13 basis points compared with the first quarter of 2004 and four basis points compared to the preceding quarter.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rates. Approximately 73% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than liabilities. Strategies we use to achieve a rate-neutral position include the purchase of fixed-rate, mortgage-backed securities funded by short-term borrowings. The average duration of these securities is expected to be approximately 3.2 years based on a range of interest rate and prepayment assumptions. The funds borrowed to purchase these securities generally reprice within 90 days. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. We have interest rate swaps with a combined notional amount of $472 million that convert fixed rate liabilities to floating rate based on LIBOR. These derivatives, which generally have been designated as fair value hedges, reduce the asset-sensitive nature of our balance sheet. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. These derivatives, which have been designated as cash flow hedges, also reduce the asset-sensitive nature of our balance sheet.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in Market Risk section of this report.

------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)                                     Three Months Ended
                                                 March 31, 2005 / 2004
                                           -----------------------------------
                                                         Change Due To (1)
                                           -----------------------------------
                                                                     Yield /
                                              Change     Volume       Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                                $   1,797   $ 1,256    $    541
  Trading securities                              (35)       21         (56)
  Loans                                        22,139     6,060      16,079
  Funds sold and resell agreements                125       114          11
------------------------------------------------------------------------------
Total                                          24,026     7,451      16,575
------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                          6,046       220       5,826
  Savings deposits                                  6       (24)         30
  Time deposits                                 4,745     2,118       2,627
  Funds purchased and repurchase
   agreements                                   6,226        78       6,148
  Other borrowings                              2,666      (239)      2,905
  Subordinated debenture                         (109)      (61)        (48)
------------------------------------------------------------------------------
Total                                          19,580     2,092      17,488
------------------------------------------------------------------------------
Tax-equivalent net interest revenue             4,446     5,359        (913)
Increase in tax-equivalent adjustment             (59)
------------------------------------------------------------------------------
Net interest revenue                        $   4,387
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue decreased $1.7 million compared with the first quarter of 2004 due to a $5.1 million decrease in net gains and losses on securities and derivatives. Fees and commissions revenue, which is included in other operating revenue, increased $3.2 million or 4%. Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 42% of total revenue, excluding gains and losses on securities and derivatives, for both the first quarters of 2005 and 2004. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We anticipate growth in other operating revenue through offering new products and services and by expanding into new markets. However, increased competition and saturation in our existing markets could affect the rate of future increases.

Fees and commissions revenue

Trust fees increased $2.3 million, or 17%, for the first quarter of 2005. The fair value of all trust assets, which is the basis for a significant portion of trust fees, increased to $25.4 billion at March 31, 2005 compared with $21.3 billion at March 31, 2004. The increase in trust assets included $195 million from a change in the valuation method for oil and gas properties. Regulatory authorities have directed all banks to report oil and gas properties at estimated fair value. Previously, a nominal value was assigned to these assets. Trust revenue will not be affected by this change. Trust fees from mutual fund activities increased $955 thousand or 40% due primarily to increased fees associated with our assumption of administration duties for the American Performance Funds.

Brokerage and trading revenue increased $1.3 million, or 13%. Revenue from securities trading activities increased $796 thousand, or 13%. Customer hedging revenue increased 44% to $1.2 million. Volatility in the energy markets prompted our energy customers to more actively hedge their gas and oil production.

Transaction card revenue increased $1.8 million, or 12%, due to growth in check card revenue and ATM fees. Revenue growth from each of these activities was due to growth in transaction volume.

Service charges on deposit accounts were unchanged compared with the first quarter of 2004. Overdraft fees, which had been a consistent source of increased fee income, grew 4%, or $517 thousand. The volume of overdraft items processed has declined, which is consistent with an apparent trend in the industry. Commercial account service charge revenue decreased $615 thousand, or 7%. This reduction in fee revenue reflected the increase in earnings credit available to commercial deposit customers as interest rates rise.

Mortgage banking revenue, which is discussed more fully in the Line of Business
- Mortgage Banking section of this report decreased $2.2 million, or 28%, compared with the first quarter of 2004. Net gains on mortgage loans sold decreased $1.7 million due primarily to a decrease in sales volume. Servicing revenue decreased $513 thousand due to a decrease in the average outstanding balance of loans serviced.

Securities and derivatives

BOK Financial realized net losses of $1.9 million on securities and derivatives for the first quarter of 2005. These amounts included net losses of $2.1 million on financial instruments held as economic hedges of the mortgage servicing rights. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. During the first quarter of 2004, BOK Financial recognized net gains on securities and derivatives of $3.3 million, including net gains of $2.2 million on securities held as economic hedges.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                 2005           2004             2004            2004             2004
                                           -------------------------------------------------------------------------------

Brokerage and trading revenue               $   11,336     $    9,721       $   10,209      $   11,166       $   10,011
Transaction card revenue                        16,543         16,598           16,677          16,817           14,724
Trust fees and commissions                      16,016         14,793           15,091          13,939           13,709
Service charges and fees
  on deposit accounts                           22,173         23,337           24,292          23,928           22,155
Mortgage banking revenue                         5,578          6,284            6,606           7,555            7,744
Leasing revenue                                    673            648              723             860              887
Other revenue                                    6,724          6,450            5,243           5,774            6,624
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    79,043         77,831           78,841          80,039           75,854
--------------------------------------------------------------------------------------------------------------------------
Gain on sale of assets                             972             90               78              35              684
Gain (loss) on securities, net                  (2,637)           967            2,673         (11,005)           4,277
Gain (loss) on derivatives, net                    778           (174)            (506)            201             (995)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   78,156     $   78,714       $   81,086      $   69,270       $   79,820
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the first quarter of 2005 totaled $102.2 million, a 12% decrease from the same period of 2004. This decrease resulted primarily from a $9.3 million reduction in the provision for impairment of mortgage servicing rights. Additionally, operating expenses for the first quarter of 2004 included $4.1 million for the cost of appreciated securities contributed to the BOK Charitable Foundation.

Personnel expense

Personnel expense totaled $58.4 million for the first quarter of 2005 compared with $58.2 million for the first quarter of 2004. Regular compensation expense totaled $38.5 million, a $2.1 million, or 6%, increase over the first quarter of 2004. The increase in regular compensation expense was due to a 3% increase in average regular compensation per full-time equivalent employee and a 3% increase in average staffing.

Incentive compensation decreased $3.7 million, or 30%, from the first quarter of 2004 to $8.8 million in the first quarter of 2005. Stock-based compensation expense decreased $4.2 million in the first quarter of 2005 compared to the same period of 2004. Much of this expense is related to stock-based compensation that is recognized from liability awards. Compensation expense for these awards is based on the excess of the fair value of BOK Financial common stock over a set exercise price. Incentive compensation expense for these awards varies directly with changes in the fair value of BOKF's common stock, which decreased during the quarter. Expense for other incentive compensation plans increased $489 thousand, or 5% primarily due to performance measured against established goals.

Employee benefit expenses increased $1.8 million, or 19%, over the first quarter of 2004 to $11.2 million. Employee insurance costs increased $1.5 million, or 62%. Approximately half of the increase was due to an increase in the number of employees covered and higher medical service costs. The remainder of the growth in employee insurance costs reflected a small number of significant claims. Expenses from these claims can be volatile because the Company self-insures a portion of its employee health care coverage.

Data processing and communications expense

Data processing and communication expenses increased $458 thousand, or 3%, in the first quarter of 2005 compared to the same period of 2004. This expense consists of two broad categories, data processing systems and transaction card processing. Transaction card processing costs increased $446 thousand, or 9%, due to growth in processing volumes. Data processing systems costs were flat compared with the first quarter of 2004.

Other expenses

Mortgage banking expenses, excluding provision for impairment of mortgage servicing rights, decreased $2.2 million in the first quarter of 2005 compared to the same period of 2004. The decrease reflected both lower costs associated with loan origination and sales activities and a reduction in the amortization of mortgage servicing rights. These expenses are discussed more fully in the Line of Business - Mortgage Banking section of this report.

----------------------------------------------------------------------------------------------------------------------
 Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2005             2004           2004              2004             2004
                                   ----------------------------------------------------------------------------------
Personnel                          $    58,439     $    62,118     $    60,524      $    59,810      $    58,209
Business promotion                       4,430           4,766           3,671            3,831            3,350
Contribution of stock to
   BOK Charitable Foundation                 -           1,436               -                -            4,125
Professional fees and services           3,619           3,936           3,658            3,994            3,899
Net occupancy and equipment             12,094          11,973          11,733           11,732           11,851
Data processing & communications        15,099          15,196          14,918           15,270           14,641
Printing, postage and supplies           3,615           3,817           3,770            3,130            3,317
Amortization of intangible assets        1,537           1,888           1,991            2,121            2,138
Mortgage banking costs                   3,613           3,929           3,962            4,433            5,843
Provision (recovery) for
impairment
  of mortgage servicing rights          (5,624)           (305)          5,900          (10,865)           3,703
Other expense                            5,337           2,828           4,075            5,536            5,372
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   102,159     $   111,582     $   114,202      $    98,992      $   116,448
---------------------------------------------------------------------------------------------------------------------


Income Taxes

Income tax expense was $29.5 million for the first quarter of 2005, compared with $20.4 million for the first quarter of 2004. This represented 36% and 34%, respectively, of book taxable income. Income tax expense for the first quarter of 2004 was reduced by $1.2 million from the contribution of appreciated securities to the BOK Charitable Foundation. Excluding this item, income tax expense would have been $21.6 million, or 36% of book taxable income.

Lines of Business

BOK Financial operates five principal lines of business: Oklahoma Corporate Banking, Oklahoma Consumer Banking, Mortgage Banking, Wealth Management, and Regional Banking. Mortgage Banking activities include loan origination and servicing across all markets served by the Company. Wealth Management provides brokerage and trading, private financial services and investment advisory services in all markets, along with fiduciary services in all markets except Colorado. Fiduciary services in Colorado, which were a core business of Colorado State Bank and Trust, are included in Regional Banking. Regional Banking consists primarily of corporate and consumer banking activities in the respective local markets. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.

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

The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 90 days for certain rate-sensitive deposits to five years. The transfer-pricing rate for deposits with indeterminate maturities increased during the first quarter of 2005 by more than the actual cost of these funds. Net interest revenue increased in the business units that provide deposits to the Company, such as Oklahoma Consumer Banking, Wealth Management and Regional Banking, to more appropriately reflect the economic value of deposits as interest rates rise.

Economic capital is assigned to the business units by a third-party developed capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Additional capital is assigned to the Regional Banking line of business based on our investment in those entities.

---------------------------------------------------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                                 Three months ended March 31,
                                                   2005             2004
                                             ------------------------------
Oklahoma corporate banking                     $ 16,559         $ 15,377
Regional banking                                 17,095           14,101
Mortgage banking                                  2,283              353
Oklahoma consumer banking                         4,342            1,989
Wealth management                                 4,363            2,601
Funds management and other                        7,413            4,731
---------------------------------------------------------------------------
     Total                                     $ 52,055         $ 39,152
---------------------------------------------------------------------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division contributed $16.6 million, or 32%, of consolidated net income for the first quarter of 2005. This compares to $15.4 million, or 39%, of consolidated net income for the first quarter of 2004. Growth in net income provided by this banking division came primarily from improved credit quality. Net loans charged off decreased from $2.8 million in the first quarter of 2004 to $397 thousand in the first quarter of 2005.

Table 5 - Oklahoma Corporate Banking
 (Dollars in Thousands)
                                              Three months ended March 31,
                                          ----------------------------------
                                                 2005              2004
                                             -------------------------------
NIR (expense) from external sources       $      41,028     $      35,412
NIR (expense) from internal sources             (10,794)           (5,171)
                                             -------------     -------------
Total net interest revenue                       30,234            30,241

Other operating revenue                          22,023            21,238
Operating expense                                24,757            23,550
Net loans charged off                               397             2,765
Net income                                       16,559            15,377

Average assets                            $   4,965,272     $   4,542,547
Average economic capital                        310,530           334,590

Return on assets                                   1.35%            1.36%
Return on economic capital                        21.63%           18.48%
Efficiency ratio                                  47.38%           45.75%

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $4.3 million, or 8%, of consolidated net income for the first quarter of 2005. This compares to $2.0 million, or 5%, of consolidated net income for the first quarter of 2004. Net interest revenue for the Oklahoma Consumer Banking Division increased $3.0 million, or 28%, due to growth in average assets and an increase in transfer pricing credit to units that provide lower-costing funds to the Company. Performance of the Oklahoma Consumer Banking Division also improved due to a reduction in net loans charged off.

Table 6 - Oklahoma Consumer Banking
 (Dollars in Thousands)
                                               Three months ended March 31,
                                           ----------------------------------
                                                  2005             2004
                                              -------------------------------
NIR (expense) from external sources        $      (5,393)   $      (4,081)
NIR (expense) from internal sources               19,070           14,781
                                              -------------    --------------
Total net interest revenue                        13,677           10,700

Other operating revenue                           14,735           12,928
Operating expense                                 20,521           18,583
Net loans charged off                                784            1,789
Net income                                         4,342            1,989

Average assets                             $   2,863,032    $   2,663,881
Average economic capital                          66,980           62,290

Return on assets                                    0.62%            0.30%
Return on economic capital                         26.29%           12.84%
Efficiency ratio                                   72.23%           78.65%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities contributed $2.3 million, or 4%, of consolidated net income in the first quarter of 2005 compared to $353 thousand, or 1%, in 2004. The improved performance of the Mortgage Banking line of business was due to increased value of mortgage servicing rights.

Mortgage banking activities consisted of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low.

Loan Production Sector

Loan production revenue totaled $1.5 million for the first quarter of 2005, including $2.0 million of capitalized mortgage servicing rights, compared to loan production revenue of $3.9 million in the first quarter of 2004, including $2.7 million of capitalized mortgage servicing rights. The decrease in loan production revenue was due to decreased production volume caused by rising mortgage interest rates. Mortgage loans funded in the first quarter of 2005 totaled $119 million compared with $160 million in the first quarter of 2004. Approximately 70% of the loans funded during the first quarter of 2005 were in Oklahoma. The decreased volume of loans funded resulted in a pre-tax loss from loan production of $138 thousand for the first quarter of 2005 compared with pre-tax income of $1.9 million for the first quarter of 2004. The pipeline of mortgage loan applications totaled $250 million at March 31, 2005, compared $189 million at December 31, 2004 and $300 million at March 31, 2004.

Loan Servicing Sector

The loan servicing sector had pre-tax income of $3.4 million for the first quarter of 2005 compared to a pre-tax loss of $2.5 million for the same period of 2004. A 40 basis point increase in mortgage interest rates during the first quarter of 2005 increased the value of servicing rights and resulted in a $5.6 million reduction in the valuation allowance. Losses of $2.1 million were recognized on financial instruments held as an economic hedge of the value of the servicing rights. During the first quarter of 2004, $3.7 million was provided for impairment of mortgage servicing rights, partially offset by net gains of $2.2 million on financial instruments designated as an economic hedge.

Servicing revenue totaled $4.1 million in the first quarter of 2005 compared with $4.7 million in the same period of 2004. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $3.7 billion during the first quarter of 2005 compared to $4.1 billion during the first quarter of 2004. The decrease in loans serviced reflected both the continued refinancing of mortgage loans and our decision to curtail purchases of mortgage loan servicing. Annualized servicing revenue per outstanding loan principal was 45 basis points for each quarter.

Amortization of mortgage servicing rights, which is included in operating expense, was $3.2 million in the first quarter of 2005 compared to $5.2 million in the first quarter of 2004. Amortization expense is determined in proportion to the estimated future cash flows that will be generated by the mortgage servicing rights. The reduction in amortization expense reflected an expectation of lower loan prepayment speeds.

Table 7 - Mortgage Banking
 (Dollars in Thousands)
                                                 Three months ended March 31,
                                             ----------------------------------
                                                    2005             2004
                                                -------------------------------
NIR (expense)  from external sources           $       5,018    $       5,785
NIR (expense) from internal sources                   (3,577)          (3,052)
                                                  -------------  --------------
Total net interest revenue                             1,441            2,733

Capitalized mortgage servicing rights                  1,981            2,696
Other operating revenue                                4,643            6,727
Operating expense                                      7,833            9,972
Provision (recovery) for impairment of
   mortgage servicing rights                          (5,624)           3,703
Gains (losses) on financial instruments, net          (2,076)           2,233
Net income                                             2,283              353

Average assets                                 $     525,734    $     588,769
Average economic capital                              48,220           26,490

Return on assets                                        1.76%            0.24%
Return on economic capital                             19.20%            5.36%
Efficiency ratio                                       97.12%           82.03%

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. Additionally, interest rate derivative contracts may also be designated as an economic hedge of the risk of loss on mortgage servicing rights. Because the fair values of these instruments are expected to vary inversely to the fair value of the servicing rights, they are expected to partially offset risk. However, no special hedge accounting treatment is applicable to either the mortgage servicing rights or the financial instruments designated as an economic hedge. We may sell these securities and realize gains or losses when necessary to offset the impairment provision of the mortgage servicing rights. Derivative contracts used to hedge mortgage servicing rights are carried at fair value with changes in fair value recognized in earnings.

This hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At March 31, 2005, financial instruments with a fair value of $165 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At March 31, 2005, the pre-tax results of this modeling on reported earnings were:

Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase    50 bp decrease
                                          ----------------- ----------------
Anticipated change in:
Fair value of mortgage servicing rights      $   3,771         $  (6,612)
Fair value of hedging securities                (2,049)            2,833
                                          ----------------- ----------------
   Net                                       $   1,722         $  (3,779)
                                          ----------------- ----------------

Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consists of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services.

Wealth Management contributed $4.4 million, or 8%, to consolidated net income for the first quarter of 2005. This compared to $2.6 million, or 7%, of consolidated net income for the same period of 2004.

Trust and private financial services provided $3.9 million of net income in the first quarter of 2005, a 65% increase over the same period in 2004. Net interest revenue increased $1.2 million due to growth in average assets and an increase in transfer pricing credit to units that provide funds to the Company. Other operating revenue increased $2.0 million due to trust and mutual fund fees. At March 31, 2005 and 2004, Wealth Management was responsible for trust assets with aggregate market values of $23.3 billion and $19.9 billion, respectively. The growth in trust assets reflected increased market value in addition to new business generated during the year. Trust assets also increased $195 million due to the regulatory change required of all banks in the valuation method for oil and gas properties. We have sole or joint discretionary authority over $8.3 billion of trust assets at March 31, 2005 compared to $7.9 billion of trust assets at March 31, 2004. Growth in the fair value of trust assets came primarily in non-managed assets, which increased by $1.6 billion, or 21%, and custodial assets which increased by $1.4 billion, or 34%.

Brokerage and trading activities provided $510 thousand of net income in the first quarter of 2005 compared to $266 thousand in the first quarter of 2004.

Table 9 - Wealth Management
 (Dollars in Thousands)
                                               Three months ended March 31,
                                             --------------------------------
                                                  2005             2004
                                              ------------- -- --------------
NIR (expense) from external sources        $       1,055    $       1,039
NIR (expense) from internal sources                2,787            1,809
                                              -------------    --------------
Total net interest revenue                         3,842            2,848

Other operating revenue                           25,235           22,201
Operating expense                                 21,885           20,735
Net income                                         4,363            2,601

Average assets                             $     747,837    $     713,227
Average economic capital                          88,520           73,600

Return on assets                                    2.37%            1.47%
Return on economic capital                         19.99%           14.21%
Efficiency ratio                                   75.27%           82.78%

Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, and Colorado State Bank and Trust in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $17.1 million, or 33%, of consolidated net income during the first quarter of 2005. This compares with $14.1 million, or 36%, of consolidated net income for the same period in 2004. Growth in net income contributed by the regional banks came primarily from operations in Texas and New Mexico. Net income for the first quarter of 2005 in Texas and New Mexico increased $2.2 million and $1.4 million, respectively.

Growth in net income from Texas operations resulted from an increase in net interest revenue. Average earning assets increased $229 million, including $156 million of loans and $82 million of funds sold to the funds management unit. The growth in average earning assets was funded by a $127 million increase in interest-bearing deposits and a $70 million increase in average demand deposits.

The increase in net income from New Mexico operations was also based largely on an increase in net interest revenue. Average earning assets increased $92 million, including $60 million of loans and $32 million of funds sold to the funds management unit. Average deposits in the New Mexico market increased $65 million, including $70 million of interest-bearing deposits. Average demand deposits decreased $5 million.

Colorado State Bank and Trust's performance for the first quarter of 2005 was adversely affected by $1.6 million of net loans charged off. This level of net charge-offs was due to the resolution of several commercial lending relationships that pre-dated our acquisition of CSBT.

Table 10 - Bank of Texas
 (Dollars in Thousands)

                                            Three months ended March 31,
                                        ----------------------------------
                                              2005             2004
                                          ------------- -- ---------------
NIR (expense) from external sources    $      34,038    $      28,540
NIR (expense) from internal sources           (1,996)          (1,239)
                                          -------------    ---------------
Total net interest revenue                    32,042           27,301

Other operating revenue                        5,336            5,683
Operating expense                             19,553           17,986
Net loans charged off                            118              578
Net income                                    11,514            9,360

Average assets                         $   3,270,135    $   3,030,369
Average economic capital                     164,580          168,350
Average invested capital                     331,660          335,440

Return on assets                                1.43%            1.24%
Return on economic capital                     28.37%           22.36%
Return on average invested capital             14.08%           11.22%
Efficiency ratio                               52.31%           54.53%

Table 11 - Bank of Albuquerque
 (Dollars in Thousands)
                                             Three months ended March 31,
                                           --------------------------------
                                                2005             2004
                                            -------------------------------
NIR (expense) from external sources      $      13,231    $      10,989
NIR (expense) from internal sources             (2,006)          (1,041)
                                            -------------    --------------
Total net interest revenue                      11,225            9,948

Other operating revenue                          3,856            3,345
Operating expense                                7,527            7,604
Net loans charged off                              144              548
Net income                                       4,528            3,142

Average assets                           $   1,698,358    $   1,601,177
Average economic capital                        75,960           67,810
Average invested capital                        95,050           86,900

Return on assets                                  1.08%            0.79%
Return on economic capital                       24.18%           18.64%
Return on average invested capital               19.32%           14.54%
Efficiency ratio                                 49.91%           57.20%


Table 12 - Bank of Arkansas
 (Dollars in Thousands)

                                              Three months ended March 31,
                                            --------------------------------
                                                 2005             2004
                                             -------------------------------
NIR (expense) from external sources       $       3,095    $       2,196
NIR (expense) from internal sources                (771)            (534)
                                             -------------    --------------
Total net interest revenue                        2,324            1,662

Other operating revenue                             375              290
Operating expense                                   998              878
Net loans charged off                                10               (8)
Net income                                        1,033              661

Average assets                            $     272,276    $     264,697
Average economic capital                         10,660           10,950
Average invested capital                         10,660           10,950

Return on assets                                   1.54%            1.00%
Return on economic capital                        39.30%           24.28%
Return on average invested capital                39.30%           24.28%
Efficiency ratio                                  36.98%           44.98%

Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                              Three months ended March 31,
                                         -----------------------------------
                                                 2005             2004
                                             -------------------------------
NIR (expense) from external sources       $       7,315    $      6,148
NIR (expense) from internal sources              (2,390)         (1,600)
                                             -------------    --------------
Total net interest revenue                        4,925           4,548

Other operating revenue                           2,354           2,005
Operating expense                                 5,618           5,017
Net loans charged off                             1,628              -
Net income                                           20             938

Average assets                            $     765,465    $    657,493
Average economic capital                         40,760          27,280
Average invested capital                         82,740          69,260

Return on assets                                   0.01%           0.57%
Return on economic capital                         0.20%          13.83%
Return on average invested capital                 0.10%           5.45%
Efficiency ratio                                  77.18%          76.56%

Financial Condition

Securities

Securities are classified as either held for investment or available for sale based upon asset/liability management strategies, liquidity and profitability objectives and regulatory requirements. Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. Management has the ability and intent to hold these securities until they mature. Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity.

The amortized cost of available for sale securities at March 31, 2005 totaled $4.7 billion compared with $4.6 billion at December 31, 2004. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage backed securities as part of our overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
3.2 years at March 31, 2005 and December 31, 2004.

Net unrealized losses on available for sale securities totaled $80 million at March 31, 2005 compared with net unrealized losses of $16 million at December 31, 2004 due primarily to rising interest rates. Net unrealized losses represented 1.6% of the securities portfolio at March 31, 2005, compared with 0.3% at December 31, 2004. The aggregate gross amount of unrealized losses at March 31, 2005 totaled $89 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. We also considered our intent and ability to hold the securities until the fair values exceeded amortized cost. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

Loans

The aggregate loan portfolio at March 31, 2005 totaled $8.1 billion, a $157 million, or 8%, annualized increase since December 31, 2004.

---------------------------------------------------------------------------------------------------------------------
Table 14 - Loans
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2005             2004           2004             2004            2004
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,174,498    $   1,223,195   $   1,097,191   $   1,079,746    $   1,107,866
  Manufacturing                            468,615          484,423         479,866         485,657          501,296
  Wholesale/retail                         696,066          699,318         737,235         697,761          717,409
  Agriculture                              263,382          262,436         262,171         232,445          228,334
  Services                               1,705,178        1,615,071       1,644,884       1,488,963        1,400,521
  Other commercial and industrial          283,107          291,393         277,102         349,129          364,239
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,590,846        4,575,836       4,498,449       4,333,701        4,319,665
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        518,137          457,399         467,396         436,727          451,119
  Multifamily                              224,533          231,985         236,240         245,731          253,272
  Other real estate loans                  975,115          931,726         917,488         907,084          914,834
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,717,785        1,621,110       1,621,124       1,589,542        1,619,225
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,215,022        1,198,918       1,120,761       1,080,399        1,032,396
  Residential mortgages held for sale       44,429           40,262          82,053          79,034           83,556
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,259,451        1,239,180       1,202,814       1,159,433        1,115,952
---------------------------------------------------------------------------------------------------------------------

Consumer                                   517,884          492,841         461,779         442,424          445,734
---------------------------------------------------------------------------------------------------------------------

  Total                              $   8,085,966    $   7,928,967   $   7,784,166   $   7,525,100    $   7,500,576
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio increased $15 million during the first quarter of 2005. Much of this increase was focused in the services portion of the portfolio, which increased $90 million, or 6%. As of March 31, 2005, services comprised 21% of the total loan portfolio and included $293 million of loans to nursing homes and $149 million of loans to medical facilities. Energy loans totaled $1.2 billion or 15% of total loans as of March 31, 2005. Outstanding energy loans decreased $49 million, or 4%, during the first quarter of 2005. High energy prices provided cash flow to the industry which resulted in reduced outstanding loan balances during the first quarter of the year. Approximately $977 million of outstanding loans at March 31, 2005 was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry.

As of March 31, 2005, agriculture loans included $221 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 14.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2005, the outstanding principal balance of these loans totaled $889 million, including $886 million to borrowers within local markets. BOK Financial is the agent lender in approximately 24% of its shared national credits, based on the number of relationships. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $1.7 billion, or 21%, of the loan portfolio at March 31, 2005. The outstanding balance of commercial real estate loans increased $97 million since December 31, 2004. As of March 31, 2005, construction and land development included $397 million for single family residential lots and premises, up $48 million, or 14%, since December 31, 2004. This growth resulted from expanded builder loans, primarily in New Mexico and Arizona. The major components of other commercial real estate loans were retail facilities - $312 million and office buildings $377 million. Commercial real estate loans secured by office buildings increased $53 million, or 10%, during the quarter.

Residential mortgage loans, excluding loans held for sale, included $347 million of home equity loans, $285 million of loans held in conjunction with business relationships, $237 million of adjustable rate mortgages and $316 million of loans held for community development. Community development loans increased $37 million, or 13% during the first quarter of 2005 as part of the Company's ongoing efforts to more directly serve its local communities. Consumer loans included $257 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma.

Table 15 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans by Principal Market Area
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2005             2004           2004             2004            2004
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,871,566    $   2,847,470   $   2,914,917   $   2,843,013    $   2,811,555
   Commercial real estate                  791,816          744,724         746,444         795,145          833,317
   Residential mortgage                    936,375          901,648         819,537         770,749          716,512
   Residential mortgage held for            44,429           40,262          82,053          79,034           83,556
   sale
   Consumer                                389,571          367,947         343,680         336,057          332,036
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,033,757    $   4,902,051   $   4,906,631   $   4,823,998    $   4,776,976
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   1,135,509    $   1,120,069   $     994,335   $     939,471    $     932,302
   Commercial real estate                  477,487          459,067         467,935         453,724          460,659
   Residential mortgage                    177,919          191,296         195,393         194,760          205,163
   Consumer                                 85,626           86,732          87,371          85,742           91,331
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,876,541    $   1,857,164   $   1,745,034   $   1,673,697    $   1,689,455
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Commercial                        $     325,069    $     354,904   $     331,027   $     317,647    $     317,488
   Commercial real estate                  218,357          196,832         195,390         175,537          161,529
   Residential mortgage                     62,015           63,043          64,105          65,184           64,887
   Consumer                                 12,306           13,260          11,687          11,251           10,837
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     617,747    $     628,039   $     602,209   $     569,619    $     554,741
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Commercial                        $      51,026    $      61,934   $      64,789   $      61,252    $      58,398
   Commercial real estate                   75,024           74,478          69,075          65,980           59,181
   Residential mortgage                     10,771           11,238           9,022           9,289            8,271
   Consumer                                  3,599            3,858           4,998           3,018            2,970
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     140,420    $     151,508   $     147,884   $     139,539    $     128,820
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     207,676    $     191,459   $     193,381   $     172,318    $     199,922
   Commercial real estate                  120,844          118,134         142,280          99,156          104,539
   Residential mortgage                     27,942           31,693          32,704          40,417           37,563
   Consumer                                 26,782           21,044          14,043           6,356            8,560
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     383,244    $     362,330   $     382,408   $     318,247    $     350,584
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial real estate            $      34,257    $      27,875   $           -   $           -    $           -
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $      34,257    $      27,875   $           -   $           -    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $   8,085,966    $   7,928,967   $   7,784,166   $   7,525,100    $   7,500,576
                                    ---------------------------------------------------------------------------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $3.5 billion and standby letters of credit which totaled $613 million at March 31, 2005. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Derivatives with Credit Risk

BOK Financial offers programs that permit its customers to hedge various risks, including fluctuations in energy and cattle prices, interest rates and foreign exchange rates. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize the risk to us of changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid as compensation for administrative costs, credit risk and profit.

These programs create credit risk for potential amounts due to the Company from its customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible price changes to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are determined by management based on established policies. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit rating, these limits are reduced and additional margin collateral is required.

A deterioration of the credit standing of one or more of the counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of the counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value. At March 31, 2005, the fair value of derivative contracts reported as assets under these programs totaled $720 million. This included energy contracts with fair values of $705 million, interest rate contracts with fair values of $5 million and foreign exchange contracts with fair values of $10 million. The aggregate fair values of derivative contracts reported as liabilities totaled $722 million. At December 31, 2004, the fair values of assets and liabilities reported under these programs totaled $379 million and $380 million, respectively. The increase in fair values of assets and liabilities was driven primarily by increases in energy prices. New customer relationships added approximately $80 million in fair value of derivative assets and liabilities during the quarter. Approximately 69% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 31% was with counterparties. The maximum net exposure to any single customer or counterparty totaled $66 million at March 31, 2005.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $109 million at March 31, 2005 and December 31, 2004, and $115 million at March 31, 2004. These amounts represented 1.35%, 1.38% and 1.55% of outstanding loans, excluding loans held for sale, at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 219% of outstanding balance of nonperforming loans at March 31, 2005, compared with 206% at December 31, 2004 and 248% at March 31, 2004. Net loans charged off during the first quarter of 2005 totaled $3.2 million, down from $5.8 million for the first quarter of 2004.

Credit risk from loan commitments and letters of credit are considered in the evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 16 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented to facilitate comparison with peer banks and others who have not adopted this preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses. Losses on outstanding commitments would occur after the commitment is funded and collection efforts are exhausted.

------------------------------------------------------------------------------------------------------------------------------
Table 16 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                                   2005             2004           2004            2004             2004
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     108,618     $     113,719   $     114,704  $     114,988    $     114,784
   Loans charged off:
      Commercial                                    1,438             4,195           2,712          2,826            4,188
      Commercial real estate                        1,715               100             254            617                -
      Residential mortgage                            181               493             392            231              349
      Consumer                                      2,490             3,384           3,521          2,998            3,425
------------------------------------------------------------------------------------------------------------------------------
      Total                                         5,824             8,172           6,879          6,672            7,962
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                    1,099               533             811            359              580
      Commercial real estate                           29                 9               -              4               17
      Residential mortgage                             10                11             125             87               20
      Consumer                                      1,508             1,189           1,163          1,302            1,517
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,646             1,742           2,099          1,752            2,134
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               3,178             6,430           4,780          4,920            5,828
Provision for loan losses                           3,518             1,329           3,795          4,636            6,032
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     108,958     $     108,618   $     113,719  $     114,704    $     114,988
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      18,502     $      15,392   $       14,201 $      14,850    $      13,855
Provision for off-balance sheet credit losses      (1,518)            3,110            1,191          (649)             995
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      16,984     $      18,502   $       15,392 $      14,201    $      14,850
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       2,000     $       4,439   $        4,986 $       3,987    $       7,027
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end (1)                                1.35%             1.38%           1.48%          1.54%            1.55%
Net charge-offs (annualized)
    to average loans (1)                             0.16              0.33            0.25           0.26             0.31
Total provision for credit losses (annualized)
    to average loans (1)                             0.10              0.23            0.26           0.21             0.38
Recoveries to gross charge-offs                     45.43             21.32           30.51          26.26            26.80
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         8.57x             4.22x           5.95x          5.83x            4.93x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.41%             0.48%           0.42%          0.39%            0.40%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.57              1.61            1.68           1.73             1.75
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At March 31, 2005, specific impairment reserves totaled $5.6 million on total impaired loans of $43.5 million. Required specific impairment reserves decreased $2.3 million from December 31, 2004.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At March 31, 2005, the ranges of potential losses for the more significant factors were:

General economic conditions - $7 million to $11 million
Concentration in large loans - $2 million to $3 million

The provision for credit losses totaled $2.0 million for the first quarter of 2005, compared with $4.4 million for the fourth quarter of 2004 and $7.0 for the first quarter of 2004. Factors which contributed to the lower provision included a general trend toward improved grading of commercial loans and a reduction in the outstanding balances of criticized loans, a reduction in the number of past due consumer loans, and a reduction in net losses incurred. These factors were partially offset by concerns about increased concentration in loans to commercial real estate borrowers and to residential home builders. The factors that evidence credit quality have generally improved over the past two years and no indication of a change in this overall trend is anticipated in the near future.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $53 million at March 31, 2005 and $56 million at December 31, 2004, is presented in Table 17. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans totaled $50 million at March 31, 2005 and $53 million at December 31, 2004. Newly identified nonaccruing loans totaled $6 million during the first quarter of 2005. Nonaccruing loans decreased $2 million for loans charged off and foreclosed, and $7 million for cash payments received.

---------------------------------------------------------------------------------------------------------------------
Table 17 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,     Sept. 30,    June 30,      March 31,
                                                     2005          2004          2004         2004          2004
                                               ----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    29,116   $    33,195   $    36,526  $    38,264   $    30,751
   Commercial real estate                            12,671        10,144         8,293       10,208         5,953
   Residential mortgage                               7,533         8,612         6,228        8,346         8,649
   Consumer                                             483           709           729          792         1,024
---------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            49,803        52,660        51,776       57,610        46,377
Other nonperforming assets                            3,187         3,763         6,038        4,776         5,954
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    52,990   $    56,423   $    57,814  $    62,386   $    52,331
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans         218.78%       206.26%       219.64%      199.10%       247.94%
 Combined reserves for credit
    losses to nonaccrual loans                       252.88        241.40        249.36       223.75        279.96
 Nonaccrual loans to period-end loans (2)              0.62          0.67          0.67         0.77          0.63
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                   $     6,782   $     7,649   $     9,173  $    10,280   $    16,376
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                                $    2,650    $    2,308    $     2,354  $     3,226   $     4,420
(2)  Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------

The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $41 million at March

31, 2005 and $49 million at December 31, 2004. The current composition of potential problem loans by primary industry included healthcare - $10 million, manufacturing - $10 million, real estate - $6 million and energy - $5 million.


Deposits

Deposit accounts represent our primary funding source. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our Perfect Banking program, free checking and on-line Billpay services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services.

Growth in average deposits slowed to a 2% annualized rate for the first quarter of 2005 after increasing 7% during 2004. Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, decreased at an annualized rate of 5%. This was offset by an 11% annualized increase in deposits with balances in excess of $100,000. Average core deposits comprised 52% of total deposits for the first quarter of 2005, down from 54% for the preceding quarter. Deposit accounts with balances in excess of $100,000 represented 37% of total deposits for the first quarter of 2005, compared with 36% of total deposits for both the fourth quarter and first quarter of 2004.

The distribution of deposit accounts among our principal markets is shown in Table 18. Growth in deposits in Colorado showed the results of a targeted campaign designed to increase penetration in that market.

---------------------------------------------------------------------------------------------------------------------
Table 18 - Deposits by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2005            2004            2004             2004            2004
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,091,132   $   1,095,228    $   1,045,981   $   1,069,823    $   1,137,710
   Interest-bearing:
     Transaction                         2,235,950       2,291,089        2,167,279       2,229,366        2,212,752
     Savings                                93,655          87,597           92,275          96,091          101,656
     Time                                2,511,465       2,505,849        2,543,292       2,615,179        2,439,732
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,841,070       4,884,535        4,802,846       4,940,636        4,754,140
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,932,202   $   5,979,763    $   5,848,827   $   6,010,459    $   5,891,850
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     628,043   $     617,808    $     587,181   $     578,727    $     562,089
   Interest-bearing:
     Transaction                         1,111,808       1,119,893        1,118,960       1,124,279        1,087,918
     Savings                                30,695          30,331           32,244          34,370           34,734
     Time                                  601,397         571,993          581,017         548,001          526,082
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,743,900       1,722,217        1,732,221       1,706,650        1,648,734
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,371,943   $   2,340,025    $   2,319,402   $   2,285,377    $   2,210,823
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Demand                            $     133,309   $     136,599    $     146,163   $     135,648    $     124,557
   Interest-bearing:
     Transaction                           314,067         320,118          345,851         350,453          347,763
     Savings                                18,428          17,885           18,102          19,153           20,306
     Time                                  434,131         411,939          385,139         353,650          329,063
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  766,626         749,942          749,092         723,256          697,132
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     899,935   $     886,541    $     895,255   $     858,904    $     821,689
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Demand                            $      14,922   $      14,489    $      15,242   $      11,816    $      12,402
   Interest-bearing:
     Transaction                            23,555          26,882           24,462          21,929           24,003
     Savings                                 1,405           1,434            1,302           1,191            1,545
     Time                                   88,031          99,677          107,576         112,634           90,699
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  112,991         127,993          133,340         135,754          116,247
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     127,913   $     142,482    $     148,582   $     147,570    $     128,649
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      73,383   $      62,995    $      61,865   $      81,478    $      84,505
   Interest-bearing:
     Transaction                           220,618         189,106          203,349         166,139          166,179
     Savings                                22,140          19,092           19,085          19,021           19,847
     Time                                   86,406          54,394           43,076          41,361           42,032
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  329,164         262,592          265,510         226,521          228,058
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     402,547   $     325,587    $     327,375   $     307,999    $     312,563
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $   9,734,540   $   9,674,398    $   9,539,441   $   9,610,309    $   9,365,574
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

Parent Company

BOK Financial (parent company) has a $125 million unsecured revolving line of credit with certain banks that matures in December 2006. The outstanding principal balance of this credit agreement was $95 million at March 31, 2005. Interest is based on LIBOR plus a defined margin that is determined by the principal balance outstanding and our credit rating or a base rate. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the prime rate. This credit agreement includes certain restrictive covenants that limit our ability to borrow additional funds and to pay cash dividends on our common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at March 31, 2005.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $159 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $111 million under this policy.

Equity capital for BOK Financial increased $17 million to $1.4 billion at March 31, 2005. Net income provided $52 million to this increase, partially offset by a $39 million increase in net unrealized losses on available for sale securities. The remaining increase in capital during the first quarter of 2005 resulted primarily from activity in employee stock options.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth, acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends. On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase programs may be suspended or discontinued at any time without prior notice.

On April 26, 2005, the Board of Directors approved quarterly cash dividend of $0.10 per common share. The dividend will be payable on May 31, 2005 to shareholders of record on May 13, 2005. This cash dividend replaced the annual dividend historically paid in shares of common stock. We have been advised that holders of the Company's convertible preferred stock will exercise their conversion rights on or before May 13, 2005. An additional 6,920,666 common shares will be issued, including 6,907,280 common shares to our principal shareholder.

BOK Financial and subsidiary banks are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have material impact on operations. These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators. The capital ratios for BOK Financial are presented in Table 19. At March 31, 2005, BOK Financial and each of its banking subsidiaries exceeded the regulatory definition of well-capitalized.

--------------------------------------------------------------------------------------------------------------------
Table 19 - Capital Ratios
                                             March 31,       Dec. 31,      Sept. 30,      June 30,      March 31,
                                               2005            2004           2004          2004          2004
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.70%           9.38%          9.20%          9.19%         9.23%
Risk-based capital:
  Tier 1 capital                              10.19           10.02           9.82           9.82          9.43
  Total capital                               11.78           11.67          11.56          11.93         11.58
Leverage                                       8.36            7.94           7.81           7.52          7.35

Off-Balance Sheet Arrangements

During 2002, BOK Financial issued shares of common stock and options to purchase additional shares with a fair value of $65 million for its purchase of Bank of Tanglewood. In addition, BOK Financial agreed to a limited price guarantee on a portion of the shares issued in this purchase. Pursuant to this guarantee, any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 210,069. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guaranty.

We will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. Based on the closing price of BOK Financial common stock on March 31, 2005 of $40.68 per share, the maximum obligation under this agreement would be to issue 9,549 additional shares or to pay $388 thousand.

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

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the first quarters of 2005 and 2004, net interest revenue increased $366 thousand and $2.5 million, respectively, from periodic settlements of these contracts. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses. A net gain of $495 thousand was recognized in 2005 compared to a net loss of $995 thousand in 2004 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from these swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

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

Our primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 20 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 20 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                         Increase                       Decrease
                                 --------------------------    ---------------------------    -------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2005         2004            2005          2004             2005         2004
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $     7,242    $ 10,538        $ (4,363)      $ (6,630)      $     7,270     $ 4,088
                                          1.6%        2.5%           (1.0)%         (1.6)%             1.6%        1.0%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At March 31, 2005, the VAR was $455 thousand. The greatest value at risk during the quarter was $814 thousand.

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

------------------------------------------------------------------------------------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended
                                                                        March 31,
                                                                  2005             2004
                                                               ---------------------------
Interest Revenue
Loans                                                       $    118,810    $     96,826
Taxable securities                                                49,356          47,516
Tax-exempt securities                                              1,793           1,820
------------------------------------------------------------------------------------------
   Total securities                                               51,149          49,336
------------------------------------------------------------------------------------------
Trading securities                                                   181             136
Funds sold and resell agreements                                     164              39
------------------------------------------------------------------------------------------
   Total interest revenue                                        170,304         146,337
------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                          43,614          32,817
Borrowed funds                                                    16,869           7,977
Subordinated debenture                                             2,227           2,336
------------------------------------------------------------------------------------------
   Total interest expense                                         62,710          43,130
------------------------------------------------------------------------------------------
Net Interest Revenue                                             107,594         103,207
Provision for Credit Losses                                        2,000           7,027
------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Credit Losses           105,594          96,180
------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                     11,336          10,011
Transaction card revenue                                          16,543          14,724
Trust fees and commissions                                        16,016          13,709
Service charges and fees on deposit accounts                      22,173          22,155
Mortgage banking revenue                                           5,578           7,744
Leasing revenue                                                      673             887
Other revenue                                                      6,724           6,624
------------------------------------------------------------------------------------------
Total fees and commissions                                        79,043          75,854
------------------------------------------------------------------------------------------
Gain on sale of assets                                               972             684
Gain (loss) on securities, net                                    (2,637)          4,277
Gain (loss) on derivatives, net                                      778            (995)
------------------------------------------------------------------------------------------
Total other operating revenue                                     78,156          79,820
------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                                         58,439          58,209
Business promotion                                                 4,430           3,350
Contribution of stock to BOK Charitable Foundation                     -           4,125
Professional fees and services                                     3,619           3,899
Net occupancy and equipment                                       12,094          11,851
Data processing and communications                                15,099          14,641
Printing, postage and supplies                                     3,615           3,317
Amortization of intangible assets                                  1,537           2,138
Mortgage banking costs                                             3,613           5,843
Provision (recovery) for impairment of mortgage
     servicing rights                                             (5,624)          3,703
Other expense                                                      5,337           5,372
------------------------------------------------------------------------------------------
Total other operating expense                                    102,159         116,448
------------------------------------------------------------------------------------------
Income Before Taxes                                               81,591          59,552
Federal and state income tax                                      29,536          20,400
------------------------------------------------------------------------------------------
Net Income                                                  $     52,055    $     39,152
------------------------------------------------------------------------------------------

Earnings Per Share:
------------------------------------------------------------------------------------------
   Basic                                                    $      0.87     $      0.66
------------------------------------------------------------------------------------------
   Diluted                                                  $      0.78     $      0.59
------------------------------------------------------------------------------------------

Average Shares Used in Computation:
------------------------------------------------------------------------------------------
   Basic                                                        59,432,812      59,051,210
------------------------------------------------------------------------------------------
   Diluted                                                      66,946,765      66,671,947
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                    March 31,      December 31,        March 31,
                                                                      2005             2004               2004
                                                                  --------------------------------------------------
                                                                   (Unaudited)                         (Unaudited)
Assets
Cash and due from banks                                        $      505,412    $      503,715    $      554,511
Funds sold and resell agreements                                       14,861            27,376            12,800
Trading securities                                                     13,381             9,692            18,155
Securities:
  Available for sale                                                3,890,031         4,080,696         4,144,251
  Available for sale securities pledged to creditors                  689,949           512,494           532,897
  Investment (fair value:  March 31, 2005 - $221,906;
    December 31, 2004 - $222,636;
    March 31, 2004 - $202,166)                                        224,425           221,094           198,679
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                4,804,405         4,814,284         4,875,827
--------------------------------------------------------------------------------------------------------------------
Loans                                                               8,085,966         7,928,967         7,500,576
Less reserve for loan losses                                         (108,958)         (108,618)         (114,988)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             7,977,008         7,820,349         7,385,588
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           172,118           172,643           173,079
Accrued revenue receivable                                             78,577            79,644            69,619
Intangible assets, net                                                241,057           242,594           248,660
Mortgage servicing rights, net                                         50,105            45,678            42,352
Real estate and other repossessed assets                                3,187             3,763             5,954
Bankers' acceptances                                                   23,513            31,799            23,117
Receivable on unsettled security transactions                          50,115            56,873                 -
Derivative contracts                                                  720,087           380,051           230,464
Other assets                                                          336,080           206,953           134,836
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   14,989,906    $   14,395,414    $   13,774,962
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,940,789    $    1,927,119    $    1,921,263
Interest-bearing deposits:
  Transaction                                                       3,905,998         3,947,088         3,838,615
  Savings                                                             166,323           156,339           178,088
  Time                                                              3,721,430         3,643,852         3,427,608
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    9,734,540         9,674,398         9,365,574
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,881,559         1,555,507         1,480,246
Other borrowings                                                      873,217         1,015,000         1,012,745
Subordinated debenture                                                149,117           151,594           154,027
Accrued interest, taxes and expense                                    76,904            71,062            69,415
Bankers' acceptances                                                   23,513            31,799            23,117
Due on unsettled security transactions                                      -                 -            39,100
Derivative contracts                                                  735,397           387,292           231,803
Other liabilities                                                     100,455           110,268           103,064
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         13,574,702        12,996,920        12,479,091
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                            12                12                12
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  March 31, 2005 - 60,544,085;  December 31, 2004
  -  60,420,811; March 31, 2004 - 58,271,808)                               4                 4                 4
Capital surplus                                                       638,679           631,747           550,585
Retained earnings                                                     860,941           809,261           736,829
Treasury stock (shares at cost: March 31, 2005 -  1,056,048;
  December 31, 2004 - 998,393; March 31, 2004 - 882,060)              (33,443)          (30,905)          (26,955)
Accumulated other comprehensive income (loss)                         (50,989)          (11,625)           35,396
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,415,204         1,398,494         1,295,871
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   14,989,906    $   14,395,414    $   13,774,962
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)

                                                            Accumulated
                         Preferred Stock     Common Stock      Other                              Treasury Stock
                       ------------------------------------ Comprehensive  Capital  Retained   --------------------
                         Shares   Amount    Shares   Amount Income (Loss)  Surplus  Earnings     Shares     Amount    Total
                       ------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2003     250,000   $   12    58,056   $   4    $  8,459    $ 546,594 $698,052       849   $(24,491) $1,228,630
Comprehensive income:
  Net income                  -        -         -       -           -            -   39,152         -          -      39,152
  Other comprehensive
     income, net of tax (1)   -        -         -       -      26,937            -        -         -          -      26,937
                                                                                                                   ----------
    Comprehensive income                                                                                               66,089
Exercise of stock options     -        -       216       -           -        4,587        -        33     (2,464)      2,123
Tax benefit on exercise of
  stock options               -        -         -       -           -          920        -         -          -         920
Stock-based compensation      -        -         -       -           -       (1,516)       -         -          -      (1,516)
Cash dividends on
  preferred stock             -        -         -       -           -            -     (375)        -          -        (375)
-----------------------------------------------------------------------------------------------------------------------------

Balances at
  March 31, 2004        250,000   $   12    58,272   $   4    $ 35,396    $ 550,585 $736,829       882   $(26,955) $1,295,871
-----------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2004     249,975   $   12    60,421   $   4    $(11,625)   $ 631,747 $809,261       998   $(30,905) $1,398,494
Comprehensive income:
   Net income                 -        -         -       -           -            -   52,055         -          -      52,055
   Other comprehensive
       income, net of tax (1) -        -         -       -     (39,364)           -        -         -          -     (39,364)
                                                                                                                   ----------
    Comprehensive income                                                                                               12,691
Treasury stock purchase       -        -         -       -           -            -        -        30     (1,189)     (1,189)
Exercise of stock options     -        -       123       -           -        3,361        -        28     (1,349)      2,012
Tax benefit on exercise of
    stock options             -        -         -       -           -          418        -         -          -         418
Stock-based compensation      -        -         -       -           -        3,153        -         -          -       3,153
Cash dividends on
   preferred stock            -        -         -       -           -            -     (375)        -          -        (375)
-----------------------------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2005      249,975   $   12    60,544   $   4    $(50,989)   $ 638,679 $860,941     1,056   $(33,443) $1,415,204
-----------------------------------------------------------------------------------------------------------------------------

(1)                                              March 31, 2005     March 31, 2004
                                                 --------------     --------------
Changes in other comprehensive income:
  Unrealized gains (losses) on securities       $     (63,729)    $      46,935
  Unrealized losses on cash flow hedges                  (607)                -
  Tax benefit (expense) on unrealized gains (losses)   23,290           (17,385)
  Reclassification adjustment for (gains) losses
    realized and included in net income                 2,637            (4,277)
  Reclassification adjustment for tax expense
    (benefit) on realized (gains) losses                 (955)            1,664
                                                ----------------------------------
Net change in other comprehensive income (loss) $     (39,364)    $      26,937
                                                ----------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                       2005               2004
                                                                              --------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $     52,055      $     39,152
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for credit losses                                                          2,000             7,027
  Provision (recovery) for mortgage servicing rights impairment                       (5,624)            3,703
  Unrealized losses from derivatives                                                   5,768               974
  Stock-based compensation                                                            (1,508)            2,640
  Tax benefit on exercise of stock options                                               418               920
  Depreciation and amortization                                                       10,986            13,296
  Net (accretion) amortization of securities discounts and premiums                   (2,001)             (678)
  Net (gain) loss on sale of assets                                                      271            (9,440)
  Mortgage loans originated for resale                                              (117,377)         (159,289)
  Proceeds from sale of mortgage loans held for resale                               116,153           160,585
  Change in trading securities                                                        (3,689)          (10,332)
  Change in accrued revenue receivable                                                 1,067             5,361
  Change in other assets                                                             (12,750)           23,088
  Change in accrued interest, taxes and expense                                        5,842           (15,994)
  Change in other liabilities                                                         20,470           (22,671)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             72,081            38,342
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                    7,497            11,577
  Proceeds from maturities of available for sale securities                          274,197           212,174
  Purchases of investment securities                                                 (10,888)          (22,361)
  Purchases of available for sale securities                                        (658,088)       (1,555,592)
  Proceeds from sales of available for sale securities                               330,648         1,230,805
  Loans originated or acquired net of principal collected                           (232,738)          (74,760)
  Proceeds from (payments on) derivative asset contracts                               2,183           (27,527)
  Net change in other investment assets                                                1,294             5,132
  Proceeds from disposition of assets                                                 78,086            56,308
  Purchases of assets                                                                 (7,608)           (6,714)
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (215,417)         (170,958)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           (17,436)           92,829
  Net change in time deposits                                                         83,624            52,882
  Net change in other borrowings                                                     184,269          (133,327)
  Proceeds from (payments on) derivative liability contracts                          (5,928)           27,666
  Net change in derivative margin accounts                                          (119,217)          (16,624)
  Change in amount receivable (due) on unsettled security transactions                 6,758            30,841
  Issuance of preferred, common and treasury stock, net                                2,012             2,123
  Repurchase of common stock                                                          (1,189)                -
  Dividends paid                                                                        (375)             (375)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            132,518            56,015
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (10,818)          (76,601)
Cash and cash equivalents at beginning of period                                     531,091           643,912
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    520,273      $    567,311
--------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                          $     63,545      $     47,069
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $      4,620      $      7,128
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $      1,589      $      1,208
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)


(1) Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of BOK Financial Corporation ("BOK Financial") have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., and BOSC, Inc. Certain prior period amounts have been reclassified to conform to current period classifications.

The financial information should be read in conjunction with BOK Financial's 2004 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.


(2) Acquisitions

BOK Financial acquired all of the outstanding common stock of Valley Commerce Bancorp, Ltd. ("VCB") for $32.0 million in cash effective April 6, 2005. VCB and its wholly-owned subsidiary, Valley Commerce Bank, had total assets of $143 million, including loans of $93 million, total deposits of $110 million, and total shareholders' equity of $12.7 million. VCB will initially be included in the consolidated financial statements of BOK Financial in the second quarter of 2005.


(3) Derivatives

The fair values of derivative contracts at March 31, 2005 were (in thousands):

                                                  Assets        Liabilities
                                              ------------------------------
   Customer Risk Management Programs:
         Interest rate contracts                 $4,736          $6,423
         Energy contracts                       704,977         705,685
         Cattle contracts                           661             128
         Foreign exchange contracts               9,634           9,635
----------------------------------------------------------------------------
   Total Customer Derivatives                   720,008         721,871

   Interest Rate Risk Management Programs:
         Interest rate risk management                -          13,526
         Mortgage servicing rights                   79               -
----------------------------------------------------------------------------
          Total Derivative Contracts          $ 720,087        $735,397
----------------------------------------------------------------------------

(4) Mortgage Banking Activities

At March 31, 2005, BOK Financial owned the rights to service 55,281 mortgage loans with outstanding principal balances of $4.5 billion, including $684 million serviced for affiliates. The weighted average interest rate and remaining term was 6.23% and 270 months, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2005 is as follows (in thousands):

                                               Capitalized Mortgage Servicing Rights
                                ---------------------------------------------------------------------------
                                                                                Valuation
                                   Purchased     Originated       Total         Allowance         Net
                                ---------------------------------------------------------------------------
Balance at
    December 31, 2004           $     11,394   $    48,056   $    59,450   $    (13,772)     $    45,678
Additions, net                             -         1,981         1,981              -            1,981
Amortization expense                    (795)       (2,383)       (3,178)             -           (3,178)
Recovery of impairment                     -             -             -          5,624            5,624
----------------------------------------------------------------------------------------------------------
Balance at  March 31, 2005      $     10,599   $    47,654   $    58,253   $     (8,148)     $    50,105
----------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights (1) $      9,772   $    40,988   $    50,760              -      $    50,760
----------------------------------------------------------------------------------------------------------
(1) Excludes approximately $1.1 million of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at March 31, 2005 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    => 7.50%      Total

Cost less accumulated amortization            $  14,017       $   23,343        $  15,969      $  4,924    $   58,253
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                    $  13,242       $   20,098        $  13,026      $  4,394    $   50,760
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment (2)                                $     968       $    3,246        $   2,946      $    988    $    8,148
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)   $ 957,600       $1,432,600        $ 963,800      $335,800    $3,689,800
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $684 million for loans serviced for affiliates and $80 million of mortgage loans for which there are no capitalized mortgage servicing rights.
(2) Impairment is determined by both an interest rate and loan type stratification.


(5)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2005                2004
                                           --------------     ---------------
Proceeds                                $      330,648     $    1,230,805
Gross realized gains                               535              6,484
Gross realized losses                            3,172              2,207
Related federal and state income
   tax expense (benefit)                          (955)             1,664

(6) Employee Benefits

BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents components of net periodic pension cost (dollars in thousands):

                                            Three Months Ended March 31,
                                         ----------------------------------
                                             2005                2004
                                         ----------------------------------
Service cost                          $        1,744     $         1,677
Interest cost                                    632                 579
Expected return on plan assets                (1,053)               (902)
Amortization of prior service cost                15                  15
Amortization of net loss                         274                 265
---------------------------------------------------------------------------
Net periodic pension cost             $        1,612     $         1,634
---------------------------------------------------------------------------

During the first quarter of 2005, the Company made no Pension Plan contributions.

Management has been advised that no minimum contribution will be required for 2005. The maximum allowable contribution is expected to be approximately $8.5 million.


(7) Shareholders' Equity

On April 26, 2005, the Board of Directors of BOK Financial Corporation approved a $0.10 per share quarterly common stock dividend. The quarterly dividend will be payable on May 31, 2005 to shareholders of record on May 13, 2005. On April 26, 2005, the Board of Directors also approved a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock.


(8)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended
                                                          ---------------------------
                                                            March 31,    March 31,
                                                               2005       2004 (2)
                                                          ---------------------------
Numerator:
   Net income                                               $  52,055    $  39,152
   Preferred stock dividends                                     (375)        (375)
-------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            51,680       38,777
-------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      375          375
-------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  52,055    $  39,152
-------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        59,432,812   59,051,210
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    593,285      674,422
     Convertible preferred stock                            6,920,668    6,921,164
     Tanglewood market value guarantee                              -       25,151
-------------------------------------------------------------------------------------
Dilutive potential common shares                            7,513,953    7,620,737
-------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         66,946,765   66,671,947
-------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.87      $  0.66
-------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.78      $  0.59
-------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
prices greater than current market price.                     857,197           -
(2) Restated for 3% dividend paid in common shares in May 2004.

(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2005 is as follows (in thousands):

                                                   Net           Other            Other
                                                 Interest      Operating        Operating         Net           Average
                                                 Revenue       Revenue(1)        Expense         Income          Assets
                                              ------------------------------------------------------------------------------
Total reportable segments                  $       99,710  $       80,538  $      103,068   $      44,642  $   15,108,109
Unallocated items:
   Tax-equivalent adjustment                        1,256               -               -           1,256               -
   Funds management                                 8,886            (622)           (893)          4,497       1,566,420
   All others (including eliminations), net        (2,258)             99             (16)          1,660      (2,121,615)
                                              ------------------------------------------------------------------------------

BOK Financial consolidated                 $      107,594  $       80,015  $      102,159   $      52,055  $   14,552,914
                                              ==============================================================================

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2004 is as follows (in thousands):

                                                   Net            Other           Other
                                                 Interest       Operating       Operating           Net          Average
                                                 Revenue        Revenue(1)       Expense           Income        Assets
                                              -----------------------------------------------------------------------------
Total reportable segments                  $       89,981  $       77,113  $      108,028   $      34,421  $   14,062,160
Unallocated items:
   Tax-equivalent adjustment                        1,197               -               -           1,197               -
   Funds management                                15,021            (673)          3,059           4,293       1,446,193
   All others (including eliminations), net        (2,992)             98           5,361            (759)     (1,961,501)
                                              -----------------------------------------------------------------------------

BOK Financial consolidated                 $      103,207  $       76,538  $      116,448   $      39,152  $   13,546,852
                                              =============================================================================

(1) Excluding financial instruments gains/(losses).


(10) Contingent Liabilities

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(11) Financial Instruments with Off-Balance Sheet Risk

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

As of March 31, 2005, outstanding commitments and letters of credit were as follows (in thousands):

                                               March 31,
                                                 2005
                                            --------------
Commitments to extend credit                $ 3,531,953
Standby letters of credit                       612,590
Commercial letters of credit                     11,821
Commitments to purchase securities                9,749

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)

                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2005                            December 31, 2004
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,628,233   $    49,356       4.32%    $   4,709,193   $    50,200       4.25%
  Tax-exempt securities (3)                     217,571         2,843       5.30           219,873         2,951       5.37
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,845,804        52,199       4.36         4,929,066        53,151       4.30
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             17,205           191       4.50            10,208           107       4.17
  Funds sold and resell agreements               30,003           164       2.22            31,994           170       2.11
  Loans (2)                                   7,963,177       119,006       6.06         7,873,974       111,292       5.62
    Less reserve for loan losses                111,955             -         -            114,106             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       7,851,222       119,006       6.15         7,759,868       111,292       5.71
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 12,744,234       171,560       5.46        12,731,136       164,720       5.15
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,808,680                                  1,858,345
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  14,552,914                              $  14,589,481
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   3,920,844   $    13,629       1.41%    $   3,841,742   $    10,779       1.12%
  Savings deposits                              159,276           249       0.63           160,404           231       0.57
  Time deposits                               3,685,257        29,736       3.27         3,662,455        29,586       3.21
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          7,765,377        43,614       2.28         7,664,601        40,596       2.11
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,704,327        10,190       2.42         1,747,391         8,397       1.91
  Other borrowings                              971,616         6,679       2.79         1,005,679         5,703       2.26
  Subordinated debenture                        150,752         2,227       5.99           152,634         1,929       5.03
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      10,592,072        62,710       2.40        10,570,305        56,625       2.13
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,895,989                                  1,938,205
  Other liabilities                             653,434                                    712,981
  Shareholders' equity                        1,411,419                                  1,367,990
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity$  14,552,914                              $  14,589,481
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    108,850       3.06%                    $   108,095         3.02%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.46                                         3.38
  Less tax-equivalent adjustment (1)                            1,256                                      1,633
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          107,594                                    106,462
Provision for credit losses                                     2,000                                      4,439
Other operating revenue                                        78,156                                     78,714
Other operating expense                                       102,159                                    111,582
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            81,591                                     69,155
Federal and state income tax                                   29,536                                     22,599
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    52,055                                $    46,556
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.87                                $      0.78
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.78                                $      0.70
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2004                         June 30, 2004                          March 31, 2004
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,652,435  $    50,847       4.34%  $   4,667,360   $    49,321       4.24% $   4,594,690  $    47,516      4.22%
        215,190        2,951       5.46         200,380         2,884       5.79        193,808        2,886      5.99
-------------------------------------------------------------------------------------------------------------------------
      4,867,625       53,798       4.39       4,867,740        52,205       4.30      4,788,498       50,402      4.29
-------------------------------------------------------------------------------------------------------------------------
         14,956           77       2.05          23,513           219       3.75         15,499          226      5.86
         23,334           91       1.55          16,284            53       1.31          7,995           39      1.96
      7,656,588      104,181       5.41       7,548,257        96,445       5.14      7,494,713       96,867      5.20
        115,504            -         -          117,109             -         -         117,644            -        -
-------------------------------------------------------------------------------------------------------------------------
      7,541,084      104,181       5.50       7,431,148        96,445       5.22      7,377,069       96,867      5.28
-------------------------------------------------------------------------------------------------------------------------
     12,446,999      158,147       5.05      12,338,685       148,922       4.85     12,189,061      147,534      4.89
-------------------------------------------------------------------------------------------------------------------------
      1,630,890                               1,529,841                               1,357,791
-------------------------------------------------------------------------------------------------------------------------
  $  14,077,889                           $  13,868,526                           $  13,546,852
-------------------------------------------------------------------------------------------------------------------------


  $   3,931,166  $     9,280       0.94%  $   3,859,706   $     7,875       0.82% $   3,819,981  $     7,583      0.80%
        169,398          266       0.62         173,566           235       0.54        174,958          243      0.56
      3,712,161       27,667       2.97       3,565,324        25,697       2.90      3,395,785       24,991      2.96
-------------------------------------------------------------------------------------------------------------------------
      7,812,725       37,213       1.89       7,598,596        33,807       1.79      7,390,724       32,817      1.79
-------------------------------------------------------------------------------------------------------------------------

      1,458,245        5,048       1.38       1,565,922         3,731       0.96      1,675,722        3,964      0.95
      1,003,050        4,615       1.83       1,009,871         3,376       1.34      1,010,414        4,013      1.60
        152,333        1,766       4.61         152,799         1,730       4.55        154,175        2,336      6.09
-------------------------------------------------------------------------------------------------------------------------
     10,426,353       48,642       1.86      10,327,188        42,644       1.66     10,231,035       43,130      1.70
-------------------------------------------------------------------------------------------------------------------------
      1,839,311                               1,799,249                               1,643,638
        516,715                                 466,981                                 421,311
      1,295,510                               1,275,108                               1,250,868
-------------------------------------------------------------------------------------------------------------------------
  $  14,077,889                           $  13,868,526                           $  13,546,852
-------------------------------------------------------------------------------------------------------------------------
                 $    109,505      3.19%                  $    106,278      3.19%                $    104,404     3.19%


                                   3.50                                     3.46                                  3.46
                       1,120                                    1,089                                  1,197
-------------------------------------------------------------------------------------------------------------------------
                     108,385                                  105,189                                103,207
                       4,986                                    3,987                                  7,027
                      81,086                                   69,270                                 79,820
                     114,202                                   98,992                                116,448
-------------------------------------------------------------------------------------------------------------------------
                      70,283                                   71,480                                 59,552
                      22,501                                   25,947                                 20,400
-------------------------------------------------------------------------------------------------------------------------
                 $    47,782                              $    45,533                            $    39,152
-------------------------------------------------------------------------------------------------------------------------


                 $      0.79                              $      0.76                            $      0.66
-------------------------------------------------------------------------------------------------------------------------
                 $      0.72                              $      0.68                            $      0.59
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2005.

-----------------------------------------------------------------------------------------------------------------------------
                           Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares         Paid per         as Part of Publicly Announced       that May Yet Be Purchased
       Period              Purchased (2)        Share               Plans or Programs (1)               Under the Plans
-----------------------------------------------------------------------------------------------------------------------------

January 1, 2005 to
January 31, 2005               21,951          $ 47.72                       -                           191,058
-----------------------------------------------------------------------------------------------------------------------------

February 1, 2005 to                 -               -                        -                           191,058
February 28, 2005
-----------------------------------------------------------------------------------------------------------------------------

March 1, 2005 to
March 31, 2005                 35,704          $ 40.41                   29,700                          161,358
-----------------------------------------------------------------------------------------------------------------------------

Total                          57,655                                    29,700
-----------------------------------------------------------------------------------------------------------------------------
(1)      The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on
         May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31,
         2005, the Company had repurchased 638,642 shares under that plan. On
         April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the
         Company's common stock.

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


                                         BOK FINANCIAL CORPORATION
                                        (Registrant)



Date:         May 10, 2005               /s/ Steven E. Nell
        ---------------------------      -----------------------------------
                                         Steven E. Nell
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/ John C. Morrow
                                         -----------------------------------
                                         John C. Morrow
                                         Senior Vice President and Director
                                         of Financial Accounting & Reporting