Form 10-Q
period 2005-06-30
BOK FINANCIAL CORP ET AL
filed 2005-08-09
CIK 875357

As filed with the Securities and Exchange Commission on August 9, 2005
 ==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 66,476,278 shares of common stock ($.00006 par value) as of July 31, 2005.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2005

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                         2
     Market Risk (Item 3)                                                 24
     Controls and Procedures (Item 4)                                     26
     Consolidated Financial Statements - Unaudited (Item 1)               27
     Six Month Financial Summary - Unaudited (Item 2)                     37
     Quarterly Financial Summary - Unaudited (Item 2)                     38

Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  40
     Item 6. Exhibits                                                     40

Signatures                                                                41

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("BOK Financial" or the "Company") reported net income of $50.5 million, or $0.75 per diluted share for the second quarter of 2005, compared with $45.5 million, or $0.68 per diluted share for the second quarter of 2004. The annualized returns on average assets and shareholders' equity were 1.31% and 14.05%, respectively, for the second quarter of 2005, compared with returns of 1.32% and 14.36%, respectively, for the same period in 2004. The increase in net income was attributed primarily to growth in net interest revenue and fees and commission revenue and a reduction in the provision for credit losses. Revenue growth was partially offset by increased operating expenses and lowered value of mortgage servicing rights. The Company also recognized pre-tax gains of $5.9 million on sales of its interest in an office building and a portfolio of residential mortgage loans.

Net interest revenue increased $7.3 million or 7% over the second quarter of 2004 due primarily to loan growth. Average outstanding loan balances for the second quarter of 2005 increased $793 million or 11% compared with the same period of 2004. Fees and commissions revenue increased $6.7 million or 8% due primarily to trust fees. The provision for credit losses decreased $2.0 million compared to the second quarter of the previous year due to continued strong credit quality. Operating expenses, excluding the provision for impairment of mortgage servicing rights increased $9.1 million or 8% due primarily to growth in personnel costs. The value of mortgage servicing rights depreciated due to a 50 basis point decrease in mortgage commitment rates since the start of the second quarter. The reduced value of servicing rights, net of gains or losses recognized on financial instruments held as an economic hedge, resulted in a $3.7 million decrease in pre-tax income for the second quarter of 2005 compared with a $752 thousand increase for the same period of 2004.

The Company issued $150 million of 10-year subordinated debt through its lead banking subsidiary, Bank of Oklahoma, and completed the acquisition of Valley Commerce Bank in Phoenix, Arizona during the second quarter of 2005. Proceeds of the subordinated debt provided additional capital to support future growth and permitted repayment of short-term borrowings. Valley Commerce, which was acquired for $32 million cash, added $93 million in loans and $110 million in deposits. Effective August 12, 2005, Valley Commerce Bank will be renamed Bank of Arizona, N.A.

Year-to-date net income for 2005 totaled $102.5 million or $1.53 per diluted share compared with net income of $84.7 million or $1.27 per diluted share for the first six months of 2004. The increase in net income was attributed primarily to an $11.7 million increase in net interest revenue and a $9.8 million increase in fees and commission revenue, combined with a $7.0 million reduction in the provision for credit losses.

Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $113.8 million for the second quarter of 2005 compared with $106.3 million for 2004. The increase was due primarily to a $886 million increase in average earning assets. The growth in average earning assets included a $793 million, or 11%, increase in loans and a $179 million increase in securities. Growth in average earning assets was funded primarily by a $594 million increase in short-term borrowings and a $389 million increase in deposits. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, was 3.45% for the second quarter of 2005, compared with 3.46% for both the second quarter of 2004 and the first quarter of 2005. Net interest margin for the first quarter of 2005 included a 4 basis point benefit from the collection of foregone interest on a non-performing loan and fees related to a large loan transaction. Yields on average earning assets continued to trend upwards due to the effect of rising short-term interest rates. The yield on average earning assets was 5.68%, up 83 basis points compared with the second quarter of 2004 and 22 basis points over the first quarter of 2005. Average loan yields were 6.40%, an increase of 126 basis points over the second quarter of 2004 and 34 basis points over the preceding quarter. The tax-equivalent yield on securities was 4.36% for the second quarter of 2005, compared with 4.30% for the second quarter of 2004 and 4.36% for the first quarter of 2005. Rates paid on average interest-bearing liabilities during the second quarter of 2005 increased 92 basis points over the same period of 2004 and 18 basis points over the preceding quarter. Increases in rates paid on deposit accounts continued to lag behind the increases in loan yields. The cost of interest bearing deposits was 2.34% for the second quarter of 2005, up 55 basis points from the same period in 2004 and 6 basis points from the preceding quarter. The benefit provided by non-interest bearing funding sources, primarily demand deposits, was 35 basis points for the second quarter of 2005, compared with 27 basis points for the second quarter of 2004 and 40 basis points for the first quarter of 2005, due primarily to a decrease in average demand deposit account balances. The decrease in demand deposit accounts included funds transferred to interest-bearing transaction accounts during the second quarter of 2005.

The overall objective is to position the Company's balance sheet to be essentially neutral to changes in interest rate. A large portion of the commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies used to achieve a rate-neutral position, the Company purchases fixed-rate, mortgage-backed securities and funds them with short-term borrowings. The effective duration of these securities is expected to be approximately 2.8 years based on a range of interest rate and prepayment assumptions. The funds borrowed to purchase these securities generally reprice within 90 days. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of the loan portfolio.

Short-term interest rates have increased more than long-term interest rates. The yield curve resulting from these rate changes has flattened. Although the Company's policy is to position the balance sheet to be essentially neutral to rate changes, the flattened yield curve, along with competitive pressure on loan and deposit pricing, may reduce the net interest margin.

Derivative instruments are also used to manage interest rate risk. Interest rate swaps with a combined notional amount of $432 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which generally have been designated as fair value hedges, is to reduce the asset-sensitive nature of the balance sheet. Interest rate swaps with a notional amount of $100 million convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to reduce the asset-sensitive nature of the balance sheet.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in Market Risk section of this report. Changes in net interest revenue due to changes in interest rates, pricing spreads and the timing of when assets and liabilities reprice are all captured in the Yield/Rate column in Table 1.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2005 / 2004                 June 30, 2005 / 2004
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $   1,880   $ 1,187       $ 693      $   3,677   $   2,266    $  1,411
  Trading securities                              (54)     (139)         85            (89)       (122)         33
  Loans                                        36,728    11,565      25,163         58,867      17,569      41,298
  Funds sold and resell agreements                103        26          77            228         135          93
---------------------------------------------------------------------------------------------------------------------
Total                                          38,657    12,639      26,018         62,683      19,848      42,835
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                          8,174     1,354       6,820         14,220       1,552      12,668
  Savings deposits                                 50       (11)         61             56         (35)         91
  Time deposits                                 5,802     1,180       4,622         10,547       3,302       7,245
  Federal funds purchased and
   repurchase    agreements                    12,033     2,891       9,142         18,259       2,823      15,436
  Other borrowings                              3,848      (522)      4,370          6,514        (760)      7,274
  Subordinated debentures                       1,250       622         628          1,141         613         528
---------------------------------------------------------------------------------------------------------------------
Total                                          31,157     5,514      25,643         50,737       7,495      43,242
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           7,500     7,125         375         11,946      12,353        (407)
Change in tax-equivalent adjustment              (156)                                (215)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                        $   7,344                            $  11,731
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue increased $25.3 million compared with the second quarter of 2004 due primarily to a $12.8 million increase in net gains or losses on securities and derivatives and a $5.9 million increase in gains on asset sales. Fees and commission revenue, which is included in other operating revenue, increased $6.7 million or 8%. Diversified sources of fees and commission revenue are a significant part of the Company's business strategy and represented 43% of total revenue, excluding gains and losses on securities, derivatives and asset sales, for both the second quarters of 2005 and 2004. The Company believes that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile and can directly or indirectly affect income.

Fees and commissions revenue

Trust fees increased $2.3 million or 17% for the second quarter of 2005. The fair value of all trust relationships managed by the Company, which is the basis for a significant portion of trust fees increased to $26.0 billion at June 30, 2005 compared with $22.9 billion at June 30, 2004.

Service charges on deposit accounts grew $1.4 million or 6% compared with the second quarter of 2004. Overdraft fees grew 18% or $2.5 million. The volume of overdraft items processed increased during the second quarter after declining in the previous two quarters. Additionally, the per item overdraft charge was increased during the second quarter of 2005. The increase in overdraft fees was partially offset by a $1.1 million or 13% decrease in service charge revenue. This decrease reflected an increase in earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to pay for deposit services, increases when interest rates rise.

Transaction card revenue increased $1.2 million or 7% due to growth in check card revenue. Continued growth in transaction volume provided the increase.

Other revenue for the second quarter of 2005 included $1.4 million from fees earned on margin accounts. The Bank of Oklahoma is required to deposit margin funds with other institutions as part of its derivatives and trading programs. Margin deposits, which are included in other assets, averaged $204 million for the second quarter of 2005 compared with $61 million for the second quarter of 2004.

Mortgage banking revenue,  which is discussed more fully in the Line of Business
- Mortgage Banking section of this report increased $995 thousand, or 13% compared with the second quarter of 2004. Net gains on mortgage loans sold increased $1.4 million. Servicing revenue decreased $413 thousand due to a decrease in the average outstanding balance of loans serviced.

Brokerage and trading revenue decreased $762 thousand or 7%. Revenue from securities trading activities decreased $3.2 million or 46% due to reduced fixed-income securities trading volumes. This reduction was largely offset by increases in customer hedging revenue and retail brokerage sales. Customer hedging revenue increased $2.0 million. Volatility in the energy markets prompted energy customers to more actively hedge their gas and oil production. Revenue from retail sales of mutual funds, annuities and similar products increased $446 thousand.

Securities and derivatives

BOK Financial recorded net gains of $2.0 million on securities and derivatives for the second quarter of 2005. These amounts included net gains of $3.4 million on financial instruments held as economic hedges of the mortgage servicing rights. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. During the second quarter of 2004, BOK Financial recognized net losses on securities and derivatives of $10.8 million, including net losses of $10.1 million on securities held as economic hedges.

Gain on sales of assets

The Company realized net gains of $5.9 million during the second quarter of 2005 from sales of assets. A gain of $4.7 million resulted from the sale of its interest in an Oklahoma City office building. A net gain of $1.2 million was recognized from the sale of $118 million of loans from the residential mortgage loan portfolio. In addition to a cash premium received on the sale, the Company retained both the right to service the loans and a recourse obligation to the purchaser in case of default by the borrowers.

Year-to-date operating revenue summary

Year to date other operating revenue for 2005 increased $23.7 million, or 16%. This increase included a $9.9 million increase in fees and commission revenue and a $13.8 million increase in net gains on securities, derivatives and asset sales. The increase in fees and commission revenue was due primarily from growth in trust fees and transaction card revenue and reflected the growth in trust assets managed by the Company and card processing volumes.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                                 2005           2005             2004            2004             2004
                                           -------------------------------------------------------------------------------

Brokerage and trading revenue               $   10,404     $   11,336       $    9,721      $   10,209       $   11,166
Transaction card revenue                        17,979         16,543           16,598          16,677           16,817
Trust fees and commissions                      16,259         16,016           14,793          15,091           13,939
Service charges and fees
  on deposit accounts                           25,347         22,173           23,337          24,292           23,928
Mortgage banking revenue                         8,550          5,578            6,284           6,606            7,555
Leasing revenue                                    669            673              648             723              860
Other revenue                                    7,491          6,724            6,450           5,243            5,774
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    86,699         79,043           77,831          78,841           80,039
--------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                          5,937            972               90              78               35
Gain (loss) on securities, net                   2,266         (2,637)             967           2,673          (11,005)
Gain (loss) on derivatives, net                   (311)           778             (174)           (506)             201
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   94,591     $   78,156       $   78,714      $   81,086       $   69,270
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the second quarter of 2005 totaled $126.0 million, up $27.0 million, or 27% from the same period of 2004. This increase resulted primarily from an $18.0 million increase in the provision for impairment of mortgage servicing rights. Additionally, operating expenses for the second quarter of 2005 included $1.6 million for Bank of Arizona, which was acquired on April 7, 2005.

Personnel expense

Personnel expense totaled $65.3 million for the second quarter of 2005 compared with $59.8 million for the second quarter of 2004. The increase in personnel expense included $1.1 million from expansion into the Phoenix market. Regular compensation expense totaled $41.0 million, a $4.7 million, or 13% increase over 2004. The increase in regular compensation expense was due to an 8% increase in average regular compensation per full-time equivalent employee and a 5% increase in average staffing.

Incentive compensation decreased $1.1 million, or 8% to $12.9 million. Stock-based compensation expense increased $1.7 million. Much of this expense is related to stock-based compensation that is recognized as liability awards. Compensation expense for these awards is based on the excess of the fair value of BOK Financial common stock over a set exercise price. Incentive compensation expense for these awards varies directly with changes in the fair value of BOKF's common stock, which increased during the quarter. Other incentive compensation expenses decreased $3.1 million due to reductions in the Oklahoma corporate banking and wealth management lines of business.

Employee benefit expenses increased $1.9 million, or 20% to $11.4 million. Employee insurance costs increased $802 thousand, or 28% due primarily to growth in medical claims. The Company self-insures a portion of its employee health care coverage. The remaining increase in employee benefit expenses resulted primarily from payroll taxes and retirement benefits.

Data processing and communications expense

Data processing and communication expenses increased $1.1 million, or 7% compared to 2004. This expense consists of two broad categories, data processing systems and transaction card processing. Transaction card processing costs increased $485 thousand or 8% due to growth in processing volumes. Data processing systems costs increased $626 thousand, or 7% due primarily to higher software amortization and maintenance costs.

Other expenses

Other expenses for the second quarter of 2005 totaled $7.4 million, a $1.8 million increase over the same period of 2004. Recruiting expenses increased $1.2 million as the Company continued expansion in regional markets, trust and executive management.

Year-to-date operating expense summary

Operating expenses for the first half of 2005 totaled $228.2 million compared with $215.4 million for the first half of 2004. Provision for impairment of mortgage servicing rights increased $8.6 million due to changes in mortgage loan commitment rates and related prepayment speeds. Operating expenses for the first half of 2004 included a charge of $4.1 million for the cost of appreciated securities contributed to the BOK Charitable Foundation. Personnel costs increased $5.8 million, or 5%. This increase included $6.9 million, or 9% of regular compensation expense and $3.7 million of employee benefit costs, partially offset by a $4.8 million decrease in incentive compensation expense.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2005             2005           2004              2004             2004
                                   ----------------------------------------------------------------------------------

Personnel                          $    65,333     $    58,439     $    62,118      $    60,524      $    59,810
Business promotion                       3,870           4,430           4,766            3,671            3,831
Contribution of stock to BOK
   Charitable Foundation                     -               -           1,436                -                -
Professional fees and services           4,492           3,619           3,936            3,658            3,994
Net occupancy and equipment             12,650          12,094          11,973           11,733           11,732
Data processing & communications        16,381          15,099          15,196           14,918           15,270
Printing, postage and supplies           3,629           3,615           3,817            3,770            3,130
Amortization of intangible assets        1,808           1,537           1,888            1,991            2,121
Mortgage banking costs                   3,387           3,613           3,929            3,962            4,433
Provision (recovery) for impairment
  of mortgage servicing rights           7,088          (5,624)           (305)           5,900          (10,865)
Other expense                            7,372           5,337           2,828            4,075            5,536
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   126,010     $   102,159     $   111,582      $   114,202      $    98,992
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense was $28.6 million for the second quarter of 2005, compared with $25.9 million for 2004. This represented 36% of book taxable income for both quarters. Year to date, income tax expense was $58.2 million, or 36% of book taxable income for 2005 and $46.3 million, or 35% for 2004. Income tax expense for 2004 was reduced by $1.2 million from the contribution of appreciated securities to the BOk Charitable Foundation.

Lines of Business

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. It also provides fiduciary services in all markets except Colorado. Fiduciary services, which were a core business of Colorado State Bank and Trust, are included in regional banking. Regional banking consist primarily of corporate and consumer banking activities in the respective local markets. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.

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

Economic capital is assigned to the business units by a third-party developed capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in the business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to loss history where possible. Additional capital is assigned to the regional banking line of business based on the Company's investment in those entities.

------------------------------------------------------ -------------------------------- --------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                                           Three months ended June 30,       Six months ended June 30,
                                                             2005             2004            2005             2004
                                                       ---------------- --------------- ---------------- ---------------
Oklahoma corporate banking                               $ 22,257         $ 16,146        $ 38,816         $ 31,523
Regional banking                                           18,261           13,530          35,307           27,631
Mortgage banking                                             (309)           1,803           1,974            2,156
Oklahoma consumer banking                                   5,420            2,780           9,762            4,769
Wealth management                                           3,408            3,047           7,771            5,648
Funds management and other                                  1,428            8,227           8,890           12,958
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Total                                               $ 50,465         $ 45,533        $102,520         $ 84,685
------------------------------------------------------ ---------------- --------------- ---------------- ---------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division contributed $22.3 million or 44% to consolidated net income for the second quarter of 2005. This compares to $16.1 million or 35% of consolidated net income for the same period of 2004. Net income provided by this division included $2.9 million from the after-tax benefit from the sale of an interest in an Oklahoma City office building. Average assets increased $460 million or 10% due primarily to loan growth. A reduction in net loan charge-offs improved Oklahoma Corporate Banking's performance by $1.9 million. This improvement in credit quality also reduced economic capital allocated to this unit.

Table 5 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      46,993     $      35,524    $      88,021     $      70,936
NIR (expense) from internal sources                     (14,044)           (4,884)         (24,838)          (10,055)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                               32,949            30,640           63,183            60,881

Other operating revenue                                  23,316            22,581           45,339            43,819
Gain on sale of assets                                    4,708                 -            4,708                 -
Operating expense                                        25,311            25,652           50,068            49,202
Net loans charged off / (recovered)                        (765)            1,141             (368)            3,906
Net income                                               22,257            16,146           38,816            31,523

Average assets                                    $   5,037,883     $   4,578,000    $   5,110,494     $   4,613,452
Average economic capital                                311,310           322,780          310,410           324,660

Return on assets                                            1.77%           1.42%              1.53%            1.37%
Return on economic capital                                 28.68%          20.12%             25.22%           19.53%
Efficiency ratio                                           41.51%          48.20%             44.22%           46.99%

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $5.4 million or 11% to consolidated net income for the second quarter of 2005. This compares to $2.8 million or 6% of consolidated net income in 2004. Net interest revenue increased $4.0 million due largely to an increase in transfer pricing credit to business units that provide lower-costing funds to the Company.

Table 6 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      (5,882)    $      (4,379)   $     (11,275)    $      (8,460)
NIR (expense) from internal sources                      20,901            15,356           39,971            30,137
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                               15,019            10,977           28,696            21,677

Other operating revenue                                  16,760            14,088           31,495            27,016
Operating expense                                        21,689            19,035           42,210            37,618
Net loans charged off                                     1,219             1,479            2,003             3,268
Net income                                                5,420             2,780            9,762             4,769

Average assets                                    $   2,880,292     $   2,678,563    $   2,897,552     $   2,693,245
Average economic capital                                 64,260            67,380           68,970            64,835

Return on assets                                            0.75%           0.42%              0.68%            0.36%
Return on economic capital                                 33.83%          16.59%             28.54%           14.79%
Efficiency ratio                                           68.25%          75.94%             70.13%           77.26%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Consolidated mortgage banking revenue, which is included in other operating revenue, increased $995 thousand, or 13% compared with the second quarter of 2004. Mortgage banking activities incurred a net loss of $309 thousand for the second quarter of 2005 compared with net income of $1.8 million in 2004. Net income for the second quarter of 2005 included $753 thousand from the sale of mortgage loans from the residential loan portfolio.

Mortgage banking activities consisted of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. Mortgage loan commitment rates fell 50 basis points during the second quarter of 2005. This decrease in commitment rates improved the pricing of loans sold during the quarter and increased the amount of loan applications in process at quarter end. It also reduced the value of mortgage loan servicing rights due to higher expected prepayment speeds.

Loan Production Sector

Loan production revenue totaled $5.1 million for the second quarter of 2005, including $4.6 million of capitalized mortgage servicing rights, compared to loan production revenue of $4.3 million in 2004, including $3.6 million of capitalized mortgage servicing rights. The increase in loan production revenue was due to improved pricing of loans sold. Mortgage loans funded in the second quarter of 2005 totaled $185 million compared with $197 million in 2004. Approximately 69% of the loans funded during 2005 were to borrowers in Oklahoma. Pre-tax income from loan production totaled $1.8 million for the second quarter of 2005 compared with $2.5 million for the second quarter of 2004. The pipeline of mortgage loan applications totaled $292 million at June 30, 2005, compared to $250 million at March 31, 2005 and $232 million at June 30, 2004.

Loan Servicing Sector

The loan servicing sector had a pre-tax loss of $3.9 million for the second quarter of 2005 compared with pre-tax income of $307 thousand for the same period of 2004. A 50 basis point decrease in mortgage interest rates during the second quarter of 2005 reduced the value of servicing rights. This resulted in a $7.1 million provision for impairment of mortgage servicing rights. This provision was partially offset by $3.4 million of gains on financial instruments held as an economic hedge of the value of the servicing rights. During the second quarter of 2004, the allowance for impairment of servicing rights was decreased by $10.9 million. Net losses of $10.1 million were recognized on financial instruments designated as an economic hedge.

Servicing revenue totaled $4.1 million in the second quarter of 2005 compared with $4.5 million in 2004. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $3.7 billion during the second quarter of 2005 compared to $4.0 billion during 2004. The decrease in loans serviced reflected both the continued refinancing of mortgage loans and curtailment of purchases of mortgage loan servicing. Annualized servicing revenue per outstanding loan principal was 44 basis points in the second quarter of 2005, compared with 45 basis points in 2004.

Amortization of mortgage servicing rights, which is included in operating expense, was $3.0 million in 2005 compared to $3.8 million in 2004. Amortization expense is determined in proportion to the estimated future cash flows that will be generated by the mortgage servicing rights. The reduction in amortization expense reflected an expectation of lower loan prepayment speeds.

Table 7 -  Mortgage Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       5,149     $       5,524    $      10,167     $      11,309
NIR (expense) from internal sources                      (3,614)           (2,618)          (7,191)           (5,670)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                1,535             2,906            2,976             5,639

Capitalized mortgage servicing rights                     4,556             3,559            6,537             6,255
Other operating revenue                                   5,231             4,651            9,874            11,378
Gain on sale of assets                                    1,232                 -            1,232                 -
Operating expense                                         9,292             8,926           17,125            18,898
Provision (recovery) for impairment of
           mortgage servicing rights                      7,088           (10,865)           1,464            (7,162)
Gains (losses) on financial instruments, net              3,404           (10,113)           1,328            (7,880)
Net income (loss)                                          (309)            1,803            1,974             2,156

Average assets                                    $     532,855     $     586,587    $     539,976     $     584,405
Average economic capital                                 21,390            24,430           22,980            27,590

Return on assets                                           (0.23)%          1.24%              0.74%            0.74%
Return on economic capital                                 (5.79)%         29.68%             17.32%           15.71%
Efficiency ratio                                           74.02%          80.30%             83.05%           81.20%

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are acquired and held as available for sale when prepayment risks exceed certain levels. Additionally, interest rate derivative contracts may also be designated as an economic hedge of the risk of loss on mortgage servicing rights. Because the fair values of these instruments are expected to vary inversely to the fair value of the servicing rights, they are expected to partially offset risk. However, no special hedge accounting treatment is applicable to either the mortgage servicing rights or the financial instruments designated as an economic hedge. Securities may be sold and gains or losses realized when necessary to offset the impairment provision of the mortgage servicing rights. Derivative contracts used to hedge mortgage servicing rights are carried at fair value with changes in fair value recognized in earnings.

This hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At June 30, 2005, financial instruments with a fair value of $151 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At June 30, 2005, the pre-tax results of this modeling on reported earnings were:


Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights        $ 5,988      $  (10,368)
Fair value of hedging securities                (5,061)          5,696
                                          ----------------- ----------------
   Net                                     $      927       $   (4,672)
                                          ----------------- ----------------

Table 8 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $6.0 million while a 50 basis point decrease is expected to reduce value by $10.4 million. This considers that there is an upper limit to the appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consists of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services.

Wealth management contributed $3.4 million or 7% to consolidated net income for the second quarter of 2005. This compared to $3.0 million or 7% of consolidated net income for the same period of 2004.

Trust and private financial services provided $3.5 million of net income in the second quarter of 2005, a 57% increase over 2004. At June 30, 2005 and 2004, the wealth management line of business was responsible for trust assets with aggregate market values of $24 billion and $21 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. The Company has sole or joint discretionary authority over $8.6 billion of trust assets at June 30, 2005 compared to $7.6 billion of trust assets at June 30, 2004.

Brokerage and trading activities incurred a net loss of $97 thousand in the second quarter of 2005 compared to net income of $813 thousand in the second quarter of 2004. Trading revenue decreased $1.1 million due primarily to reduced fixed-income securities trading volumes. This revenue reduction was largely offset by increases in customer hedging revenue and retail sales.

Table 9 -  Wealth Management
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       1,173     $       1,035    $       2,228     $       2,074
NIR (expense) from internal sources                       3,052             2,014            5,839             3,823
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                4,225             3,049            8,067             5,897

Other operating revenue                                  23,744            24,095           48,979            46,296
Operating expense                                        22,225            22,179           44,110            42,914
Net income                                                3,408             3,047            7,771             5,648

Average assets                                    $     749,605     $     727,525    $     751,373     $     741,823
Average economic capital                                119,870            72,120          115,310            73,120

Return on assets                                            1.82%           1.68%              2.09%            1.53%
Return on economic capital                                 11.40%          16.99%             13.59%           15.53%
Efficiency ratio                                           79.46%          81.71%             77.32%           82.22%

Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust and Bank of Arizona in their respective markets. They also include fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking primary customer focus. Regional Banking contributed $18.3 million or 36% to consolidated net income during the second quarter of 2005. This compares with $13.5 million or 30% of consolidated net income for the same period in 2004. Growth in net income contributed by the regional banks came primarily from operations in Texas and New Mexico. Net income for 2005 in Texas and New Mexico increased $3.2 million and $1.7 million, respectively.

Growth in net income from Texas operations resulted primarily from an increase in net interest revenue. Average earning assets increased $166 million. Average loans increased $267 million, or 15% while funds sold to the funds management unit decreased $88 million. Average deposits increased $99 million, or 4%.

The increase in net income from New Mexico operations was also based largely on an increase in net interest revenue. Average earning assets decreased $15 million, or 1%. However, the mix of earning assets improved. Average loans increased $71 million or 13% while funds sold to the funds management unit decreased $87 million. Average deposits in the New Mexico market increased $67 million or 8%.

In addition, the Company continued expansion efforts in Colorado. A new office which offers trust products was opened in Salt Lake City during the second quarter of 2005 and additional commercial lending staff was added. The conversion of Bank of Arizona's data processing systems is scheduled for the third quarter of 2005. This conversion will increase the scope of products and services offered in the Phoenix market. Bank of Arizona operating expenses included $266 thousand of amortization of intangible assets. The Company's policy is to amortize core deposit intangible assets over the expected life of the acquired deposits using an accelerated amortization method. The weighted average life of the acquired deposits is approximately five years.

Table 10 -  Bank of Texas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      36,157     $      28,793    $      70,195     $      57,333
NIR (expense) from internal sources                      (2,308)           (1,114)          (4,304)           (2,353)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                               33,849            27,679           65,891            54,980

Other operating revenue                                   6,298             5,410           11,634            11,093
Operating expense                                        21,388            18,163           40,941            36,149
Net loans charged off                                     1,255             1,934            1,373             2,512
Net income                                               11,658             8,489           23,172            17,849

Average assets                                    $   3,269,560     $   3,047,820    $   3,268,985     $   3,065,271
Average economic capital                                166,940           160,580          166,920           164,450
Average invested capital                                334,020          327,660           334,010           331,540

Return on assets                                            1.43%           1.12%              1.43%            1.17%
Return on economic capital                                 28.01%          21.26%             27.99%           21.83%
Return on average invested capital                         14.00%          10.42%             14.00%           10.83%
Efficiency ratio                                           53.27%          54.89%             52.81%           54.71%

Table 11 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      14,153     $      10,791    $      27,384     $      21,780
NIR (expense) from internal sources                      (2,440)           (1,024)          (4,446)           (2,065)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                               11,713             9,767           22,938            19,715

Other operating revenue                                   4,427             3,674            8,283             7,019
Operating expense                                         7,856             7,934           15,383            15,538
Net loans charged off                                       277               297              421               845
Net income                                                4,892             3,182            9,420             6,324

Average assets                                    $   1,678,024     $   1,607,715    $   1,657,690     $   1,614,252
Average economic capital                                 84,630            63,690           79,440            66,190
Average invested capital                                103,720           82,780            98,530            85,280

Return on assets                                            1.17%           0.80%              1.15%            0.79%
Return on economic capital                                 23.19%          20.09%             23.91%           19.21%
Return on average invested capital                         18.92%          15.46%             19.28%           14.91%
Efficiency ratio                                           48.67%          59.03%             49.27%           58.12%

Table 12 - Bank of Arkansas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       2,700     $       2,272    $       5,795     $       4,468
NIR (expense) from internal sources                        (890)             (408)          (1,661)             (942)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                1,810             1,864            4,134             3,526

Other operating revenue                                     401               354              776               644
Operating expense                                           996             1,094            1,994             1,972
Net loans charged off                                        13               (46)              23               (54)
Net income                                                  735               715            1,768             1,376

Average assets                                    $     270,038     $     264,334    $     267,799     $     263,971
Average economic capital                                 10,460            11,040           10,640            11,650
Average invested capital                                 10,460           11,040            10,640            11,650

Return on assets                                            1.09%           1.09%              1.33%            1.05%
Return on economic capital                                 28.18%          26.05%             33.51%           23.75%
Return on average invested capital                         28.18%          26.05%             33.51%           23.75%
Efficiency ratio                                           45.05%          49.32%             40.61%           47.29%

Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       8,310     $       4,401    $      15,625     $      10,549
NIR (expense) from internal sources                      (2,716)              684           (5,106)             (916)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                5,594             5,085           10,519             9,633

Other operating revenue                                   2,645             2,259            4,999             4,264
Operating expense                                         5,941             5,399           11,559            10,416
Net loans charged off                                        23               124            1,651               124
Net income                                                1,391             1,144            1,411             2,082

Average assets                                    $     779,137     $     655,514    $     792,809     $     653,535
Average economic capital                                 46,870            35,090           43,060            25,700
Average invested capital                                 88,860           77,070            85,050            67,690

Return on assets                                           0.72%           0.70%              0.36%            0.64%
Return on economic capital                                11.90%          13.11%              6.61%           16.29%
Return on average invested capital                         6.28%           5.97%              3.35%            6.19%
Efficiency ratio                                          72.11%          73.52%             74.49%           74.95%

Table 14 - Bank of Arizona
 (Dollars in Thousands)
                                                   Three months
                                                       ended
                                                   June 30, 2005
                                                  ----------------
NIR (expense) from external sources               $       2,419
NIR (expense) from internal sources                        (794)
                                                     -------------
Total net interest revenue                                1,625

Other operating revenue                                     344
Operating expense                                         2,626
Net loans charged off                                        21
Net income (loss)                                          (415)

Average assets                                    $     111,760
Average economic capital                                 16,127
Average invested capital                                 32,777

Return on assets                                          (1.49)%
Return on economic capital                               (10.32)%
Return on average invested capital                        (5.08)%
Efficiency ratio                                         133.37%

*** Bank of Arizona was acquired in April 2005.

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

The amortized cost of available for sale securities at June 30, 2005 totaled $4.9 billion compared with $4.7 billion at March 31, 2005. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, the Company holds mortgage backed securities as part of an overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. The Company evaluates this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately 2.8 years at June 30, 2005 and 3.2 years at March 31, 2005.

Net unrealized losses on available for sale securities totaled $46 million at June 30, 2005 compared with $80 million at March 31, 2005. The decrease in net unrealized losses was due primarily to falling interest rates. The aggregate gross amount of unrealized losses at June 30, 2005 totaled $52 million. Management evaluated the securities with unrealized losses to determine if the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. It is believed, based on currently available information and the Company's evaluation, that the unrealized losses in these securities were temporary.

Loans

The aggregate loan portfolio at June 30, 2005 totaled $8.5 billion, a $429 million or 21% annualized increase since March 31, 2005.

---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans
                                 (In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2005             2005           2004             2004            2004
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,278,312    $   1,174,498   $   1,223,195   $   1,097,191    $   1,079,746
  Manufacturing                            482,261          468,615         484,423         479,866          485,657
  Wholesale/retail                         770,220          696,066         699,318         737,235          697,761
  Agriculture                              244,687          263,382         262,436         262,171          232,445
  Services                               1,739,669        1,705,178       1,615,071       1,644,884        1,488,963
  Other commercial and industrial          298,772          283,107         291,393         277,102          349,129
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   4,813,921        4,590,846       4,575,836       4,498,449        4,333,701
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        586,828          518,137         457,399         467,396          436,727
  Multifamily                              237,904          224,533         231,985         236,240          245,731
  Other real estate loans                1,085,803          975,115         931,726         917,488          907,084
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,910,535        1,717,785       1,621,110       1,621,124        1,589,542
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,150,651        1,215,022       1,198,918       1,120,761        1,080,399
  Residential mortgages held for sale       74,410           44,429          40,262          82,053           79,034
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,225,061        1,259,451       1,239,180       1,202,814        1,159,433
---------------------------------------------------------------------------------------------------------------------

Consumer                                   565,163          517,884         492,841         461,779          442,424
---------------------------------------------------------------------------------------------------------------------

  Total                              $   8,514,680    $   8,085,966   $   7,928,967   $   7,784,166    $   7,525,100
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio increased $223 million during the second quarter of 2005. Much of this increase was focused in the energy portion of the portfolio, which increased $104 million, or 8%. Energy loans totaled $1.3 billion or 15% of total loans at June 30, 2005. Approximately $1.0 billion was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on anticipated prices. This portion of the energy loan portfolio provided much of the quarter's loan growth. Exploration and acquisition activities have increased. Management believes that the increased activity included an expectation that the markets have set a new floor for energy prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. Services comprised 20% of the total loan portfolio and included $278 million of loans to nursing homes and $156 million of loans to medical facilities. Agriculture included $205 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 15.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2005, the outstanding principal balance of these loans totaled $1.0 billion. Substantially all is to borrowers with local market relationships. BOK Financial is the agent lender in approximately 22% of its shared national credit relationships. The Company's lending policies generally avoid loans in which there is no opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $1.9 billion or 22% of the loan portfolio at June 30, 2005. The outstanding balance of commercial real estate loans increased $193 million since March 31, 2005. Construction and land development included $416 million for single family residential lots and premises, up $19 million, or 5% since March 31, 2005. This growth resulted from expanded builder loans, primarily in Arizona. The major components of other commercial real estate loans were retail facilities at $334 million and office buildings at $420 million. Commercial real estate loans secured by office buildings increased $43 million, or 11%, during the quarter.

Residential mortgage loans, excluding loans held for sale, included $341 million of home equity loans, $319 million of loans held in conjunction with business relationships, $235 million of adjustable rate mortgages and $184 million of loans held for community development. Community development loans decreased $132 million during the second quarter of 2005 due primarily to the sale of $118 million of such loans. Consumer loans included $286 million of indirect automobile loans. Substantially all of these loans were purchased from dealers in Oklahoma.

Table 16 presents the distribution of the major loan categories among primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans by Principal Market Area
(In thousands)

                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2005             2005           2004             2004            2004
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,026,311    $   2,871,566   $   2,847,470   $   2,914,917    $   2,843,013
   Commercial real estate                  856,617          791,816         744,724         746,444          795,145
   Residential mortgage                    827,431          936,375         901,648         819,537          770,749
   Residential mortgage held for sale       74,410           44,429          40,262          82,053           79,034
   Consumer                                425,318          389,571         367,947         343,680          336,057
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,210,087    $   5,033,757   $   4,902,051   $   4,906,631    $   4,823,998
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   1,182,307    $   1,135,509   $   1,120,069   $     994,335    $     939,471
   Commercial real estate                  509,472          477,487         459,067         467,935          453,724
   Residential mortgage                    196,457          177,919         191,296         195,393          194,760
   Consumer                                 90,245           85,626          86,732          87,371           85,742
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   1,978,481    $   1,876,541   $   1,857,164   $   1,745,034    $   1,673,697
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Commercial                        $     340,378    $     325,069   $     354,904   $     331,027    $     317,647
   Commercial real estate                  219,175          218,357         196,832         195,390          175,537
   Residential mortgage                     63,821           62,015          63,043          64,105           65,184
   Consumer                                 15,813           12,306          13,260          11,687           11,251
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     639,187    $     617,747   $     628,039   $     602,209    $     569,619
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Commercial                        $      54,703    $      51,026   $      61,934   $      64,789    $      61,252
   Commercial real estate                   76,803           75,024          74,478          69,075           65,980
   Residential mortgage                     11,674           10,771          11,238           9,022            9,289
   Consumer                                  4,560            3,599           3,858           4,998            3,018
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     147,740    $     140,420   $     151,508   $     147,884    $     139,539
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     210,142    $     207,676   $     191,459   $     193,381    $     172,318
   Commercial real estate                  125,120          120,844         118,134         142,280           99,156
   Residential mortgage                     27,292           27,942          31,693          32,704           40,417
   Consumer                                 27,996           26,782          21,044          14,043            6,356
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     390,550    $     383,244   $     362,330   $     382,408    $     318,247
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $          80    $           -   $           -   $           -    $           -
   Commercial real estate                  123,348           34,257          27,875               -                -
   Residential mortgage                     23,976                -               -               -                -
   Consumer                                  1,231                -               -               -                -
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     148,635    $      34,257   $      27,875   $           -    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $   8,514,680    $   8,085,966   $   7,928,967   $   7,784,166    $   7,525,100
                                    ---------------------------------------------------------------------------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $3.8 billion and standby letters of credit which totaled $470 million at June 30, 2005. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of a customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Derivatives with Credit Risk

BOK Financial offers programs that permit its customers to hedge various risks, including fluctuations in energy and cattle prices, interest rates and foreign exchange rates. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOk. Offsetting contracts are executed between BOk and selected counterparties to minimize the risk of changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to BOk as compensation for administrative costs, credit risk and profit.

These programs create credit risk for potential amounts due to BOk from its customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customers may also be required to provide margin collateral to further limit the Company's credit risk.

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management and approved by the Asset / Liability Committee. Margin collateral is required if the exposure between BOk and any counterparty exceeds established limits. Based on declines in the counterparties' credit rating, these limits are reduced and additional margin collateral is required.

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

Derivative contracts are carried at fair value. At June 30, 2005, the fair value of derivative contracts reported as assets under these programs totaled $690 million. This included energy contracts with fair values of $664 million, interest rate contracts with fair values of $13 million and foreign exchange contracts with fairs value of $11 million. The aggregate fair values of related derivative contracts reported as liabilities totaled $691 million. At March 31, 2005, the fair values of assets and liabilities reported under these programs totaled $720 million and $722 million, respectively. Approximately 68% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 32% was with counterparties. The maximum net exposure to any single customer or counterparty totaled $82 million.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $109 million at June 30, 2005 and March 31, 2005, compared with $115 million at June 30, 2004. These amounts represented 1.29%, 1.35% and 1.54% of outstanding loans, excluding loans held for sale, at June 30, 2005, March 31, 2005, and June 30, 2004, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 269% of the outstanding balance of nonperforming loans at June 30, 2005, compared with 219% at March 31, 2005 and 199% at June 30, 2005. Net loans charged off during the second quarter of 2005 totaled $2.3 million, down from $4.9 million for the same period in 2004.

Credit risk from loan commitments and letters of credit are considered in the evaluation of the adequacy of reserves. A separate reserve for off-balance sheet credit risk is maintained. Table 17 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented to facilitate comparison with peer banks and others who have not adopted this preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses. Losses on outstanding commitments would occur after the commitment is funded and collection efforts are exhausted.

------------------------------------------------------------------------------------------------------------------------------
Table 17 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 June 30,         March 31,       Dec. 31,       Sept. 30,         June 30,
                                                   2005             2005           2004            2004             2004
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     108,958     $     108,618   $     113,719  $     114,704    $     114,988
   Loans charged off:
      Commercial                                    1,641             1,438           4,195          2,712            2,826
      Commercial real estate                           90             1,715             100            254              617
      Residential mortgage                            423               181             493            392              231
      Consumer                                      2,890             2,490           3,384          3,521            2,998
------------------------------------------------------------------------------------------------------------------------------
      Total                                         5,044             5,824           8,172          6,879            6,672
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                    1,435             1,099             533            811              359
      Commercial real estate                           73                29               9              -                4
      Residential mortgage                             16                10              11            125               87
      Consumer                                      1,233             1,508           1,189          1,163            1,302
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,757             2,646           1,742          2,099            1,752
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               2,287             3,178           6,430          4,780            4,920
Provision for loan losses                           1,142             3,518           1,329          3,795            4,636
Additions due to acquisitions                       1,072                 -               -              -                -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     108,885     $     108,958   $     108,618  $     113,719    $     114,704
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit
losses:
Beginning balance                           $      16,984     $      18,502   $      15,392  $       14,201   $      14,850
Provision for off-balance sheet credit losses         873            (1,518)          3,110           1,191            (649)
Additions due to acquisitions                          32                 -               -               -               -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      17,889     $      16,984   $      18,502  $       15,392   $      14,201
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       2,015     $       2,000   $       4,439  $        4,986   $       3,987
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end (1)                                1.29%             1.35%           1.38%          1.48%            1.54%
Net charge-offs (annualized)
    to average loans (1)                             0.11              0.16            0.33           0.25             0.26
Total provision for credit losses (annualized)
    to average loans (1)                             0.10              0.10            0.23           0.26             0.21
Recoveries to gross charge-offs                     54.66             45.43           21.32          30.51            26.26
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                        11.90x             8.57x           4.22x          5.95x            5.83x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.42%             0.41%           0.48%          0.42%            0.39%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.50              1.57            1.61           1.68             1.73
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At June 30, 2005, specific impairment reserves totaled $5.4 million on total impaired loans of $32 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At June 30, 2005, the ranges of potential losses for the more significant factors were:

General economic conditions - $8.6 million to $12.7 million
Concentration in large loans - $1.6 million to $ 3.2 million

The provision for credit losses totaled $2.0 million for the second quarter of 2005, compared with $2.0 million for the first quarter of 2005 and $4.0 million for the second quarter of 2004. Factors considered in determining the provision for credit losses included a reduction in the outstanding balances of criticized and classified loans, a reduction in the number of past due and nonperforming loans, and a reduction in net losses incurred. These factors were partially offset by concerns about the effect of changes in interest rates and energy prices on the commercial real estate and commercial loan portfolios, and increased concentration in loans to residential home builders.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $46 million at June 30, 2005 and $53 million at March 31, 2005 is presented in Table 18. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans totaled $41 million at June 30, 2005 and $50 million at March 31, 2005. Newly identified nonaccruing loans totaled $3.9 million during the second quarter of 2005. Nonaccruing loans decreased $7.7 million from a loan that was returned to accruing status after a period of satisfactory performance, $3.0 million for loans charged off or foreclosed, and $2.3 million for cash payments received.

---------------------------------------------------------------------------------------------------------------------
Table 18 - Nonperforming Assets
(In thousands)
                                                   June 30,      March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2005          2005          2004         2004          2004
                                               ----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    21,173   $    29,116   $    33,195  $    36,526   $    38,264
   Commercial real estate                            11,722        12,671        10,144        8,293        10,208
   Residential mortgage                               7,154         7,533         8,612        6,228         8,346
   Consumer                                             478           483           709          729           792
---------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            40,527        49,803        52,660       51,776        57,610
Other nonperforming assets                            5,062         3,187         3,763        6,038         4,776
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    45,589   $    52,990   $    56,423  $    57,814   $    62,386
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        268.67%       218.78%       206.26%      219.64%       199.10%
 Combined reserves for credit
    losses to nonaccrual loans                      312.81        252.88         241.40      249.36        223.75
 Nonaccrual loans to period-end loans (2)             0.48          0.62          0.67         0.67          0.77
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     7,125   $     6,782    $    7,649   $    9,173   $    10,280
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     3,713   $     2,650   $     2,308  $     2,354   $     3,226
(2) Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------

The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information, however, causes management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $38 million at June 30, 2005 and $41 million at March 31, 2005. The current composition of potential problem loans by primary industry included healthcare - $11 million, manufacturing - $9 million, real estate - $6 million, services - $5 million and energy - $4 million.

Deposits

Deposit accounts represent the Company's primary funding source. The Company competes for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through the Perfect Banking program, free checking and on-line Billpay services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services.

Average deposits grew at a 1% annualized rate for second quarter of 2005, excluding $110 million of average deposits acquired from Bank of Arizona. Core deposits, excluding public funds and brokered deposits, grew at an annualized rate of 3%. Average core deposits comprised 52% of total deposits for both the second and first quarters of 2005. Deposit accounts with balances in excess of $100,000 represented 37% and 36% of total deposits for the second quarters of 2005 and 2004, respectively.

Average interest-bearing transaction accounts increased $403 million compared with the preceding quarter. Much of this increase was offset by a $310 million decrease in average demand deposit accounts. Certain demand deposit account balances were transferred to interest-bearing transaction accounts during the second quarter to better manage the Company's reserve position. This transfer reduced demand deposits and increased interest-bearing transaction accounts by $129 million in Oklahoma, $197 million in Texas, and $25 million in Colorado.

The distribution of deposit  accounts among principal  markets is shown in Table
19.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Deposits by Principal Market Area
(In thousands)
                                          June 30,       March 31,        Dec. 31,        Sept. 30,        June 30,
                                           2005            2005            2004             2004            2004
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,028,640   $   1,091,132    $   1,095,228   $   1,045,981    $   1,069,823
   Interest-bearing:
     Transaction                         2,367,511       2,235,950        2,291,089       2,167,279        2,229,366
     Savings                                89,972          93,655           87,597          92,275           96,091
     Time                                2,450,730       2,511,465        2,505,849       2,543,292        2,615,179
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                4,908,213       4,841,070        4,884,535       4,802,846        4,940,636
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,936,853   $   5,932,202    $   5,979,763   $   5,848,827    $   6,010,459
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     478,855   $     628,043    $     617,808   $     587,181    $     578,727
   Interest-bearing:
     Transaction                         1,292,938       1,111,808        1,119,893       1,118,960        1,124,279
     Savings                                29,635          30,695           30,331          32,244           34,370
     Time                                  606,528         601,397          571,993         581,017          548,001
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,929,101       1,743,900        1,722,217       1,732,221        1,706,650
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,407,956   $   2,371,943    $   2,340,025   $   2,319,402    $   2,285,377
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Demand                            $     139,107   $     133,309    $     136,599   $     146,163    $     135,648
   Interest-bearing:
     Transaction                           306,230         314,067          320,118         345,851          350,453
     Savings                                17,875          18,428           17,885          18,102           19,153
     Time                                  449,180         434,131          411,939         385,139          353,650
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  773,285         766,626          749,942         749,092          723,256
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     912,392   $     899,935    $     886,541   $     895,255    $     858,904
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Demand                            $      10,890   $      14,922    $      14,489   $      15,242    $      11,816
   Interest-bearing:
     Transaction                            24,816          23,555           26,882          24,462           21,929
     Savings                                 1,284           1,405            1,434           1,302            1,191
     Time                                   83,388          88,031           99,677         107,576          112,634
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  109,488         112,991          127,993         133,340          135,754
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     120,378   $     127,913    $     142,482   $     148,582    $     147,570
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      32,044   $      73,383    $      62,995   $      61,865    $      81,478
   Interest-bearing:
     Transaction                           228,881         220,618          189,106         203,349          166,139
     Savings                                16,791          22,140           19,092          19,085           19,021
     Time                                  117,130          86,406           54,394          43,076           41,361
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  362,802         329,164          262,592         265,510          226,521
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     394,846   $     402,547    $     325,587   $     327,375    $     307,999
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      60,412   $           -    $           -   $           -    $           -
   Interest-bearing:
     Transaction                            56,624               -                -               -                -
     Savings                                 4,771               -                -               -                -
     Time                                    6,574               -                -               -                -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   67,969               -                -               -                -
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     128,381   $           -    $           -   $           -    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $   9,900,806   $   9,734,540    $   9,674,398   $   9,539,441    $   9,610,309
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

Parent Company

BOK Financial (parent company) has a $125 million unsecured revolving line of credit with certain banks that matures in December 2006. The outstanding principal balance of this credit agreement of $95 million was paid off during the second quarter of 2005. Interest is based on LIBOR plus a defined margin that is determined by the principal balance outstanding and the Company's credit rating or a base rate. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the prime rate. A fee of 20 basis points is assessed on the unused committed balance. This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at June 30, 2005.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $175 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $120 million under this policy.

Shareholders' equity for BOK Financial totaled $1.5 billion at June 30, 2005, an increase of $66 million since March 31, 2005. Net income provided $50 million to this increase and a reduction in net unrealized losses on available for sale securities increased shareholders' equity by $20 million. A cash dividend of $6.6 million or $0.10 per common share was paid during the second quarter of 2005. The remaining increase in capital during the first quarter of 2005 resulted primarily from activity in employee stock options.

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

All of the Company's Series A Preferred Stock were converted into shares of BOK Financial common stock during the second quarter of 2005. Common shares issued totaled 6,920,666.

BOK Financial and subsidiary banks are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a material impact on operations. These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators. The capital ratios for BOK Financial are presented in Table 20.

--------------------------------------------------------------------------------------------------------------------
Table 20 - Capital Ratios                    June 30,       March 31,       Dec. 31,      Sept. 30,     June 30,
                                               2005            2005           2004          2004          2004
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.36%           9.70%          9.38%          9.20%         9.19%
Risk-based capital:
  Tier 1 capital                               9.85           10.19          10.02           9.82          9.82
  Total capital                               12.55           11.78          11.67          11.56         11.93
Leverage                                       8.07            8.36           7.94           7.81          7.52

Subsidiary Banks

Bank of Oklahoma issued $150 million of 10-year, fixed rate subordinated debt during the second quarter of 2005. The cost of the subordinated debt, including issuance discounts and hedge loss is 5.43%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit.

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

The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on June 30, 2005 was $46.12 per share.


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


Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. These securities have an expected duration of 2.8 years while the related funds borrowed have an average duration of 90 days.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the second quarter of 2005 net interest revenue decreased $187 thousand from periodic settlements of these contracts. These contracts are carried on the balance sheet at fair value and changes in fair value are reporting in income as derivatives gains or losses. A net loss of $311 thousand was recognized in 2005 compared to a net gain of $201 thousand in 2004 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from these swaps is closely monitored as part of the overall process of managing credit exposure to other financial institutions.

The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve months based on eight interest rate scenarios. Three specified interest rate scenarios are used to evaluate interest rate risk. Two "shock test" scenarios, first assuming a sustained parallel 200 basis point increase and second assuming a sustained parallel 100 basis point decrease in interest rates, are used to evaluate interest rate risk against policy guidelines. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in rates. However, these results are not meaningful in the current low-rate environment. Additionally, interest rate risk is evaluated against a "most likely" rate scenario. An independent source is used to determine the most likely interest rate scenario.

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 21 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 21 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                         Increase                       Decrease
                                 --------------------------    ---------------------------    -------------------------
                                          200 bp                         100 bp                     Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2005         2004            2005          2004             2005         2004
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $     8,363    $ 9,477         $ (4,124)      $ (4,915)      $     4,726     $ 7,750
                                          1.8%       2.2%            (0.9)%         (1.2)%            1.0%         1.8%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- ------------

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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At June 30, 2005, the VAR was $65 thousand. The greatest value at risk during the quarter was $736 thousand.

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

--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                               June 30,
                                                                  2005             2004                2005                2004
                                                               --------------------------------------------------------------------
Interest Revenue
Loans                                                       $    132,966    $     96,440              251,776             193,266
Taxable securities                                                51,276          49,321              100,632              96,837
Tax-exempt securities                                              1,782           1,818                3,575               3,638
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities                                               53,058          51,139              104,207             100,475
-----------------------------------------------------------------------------------------------------------------------------------
Trading securities                                                   154             201                  335                 337
Funds sold and resell agreements                                     156              53                  320                  92
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest revenue                                        186,334         147,833              356,638             294,170
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                          47,833          33,807               91,447              66,624
Borrowed funds                                                    22,988           7,107               39,857              15,084
Subordinated debentures                                            2,980           1,730                5,207               4,066
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                         73,801          42,644              136,511              85,774
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                             112,533         105,189              220,127             208,396
Provision for Credit Losses                                        2,015           3,987                4,015              11,014
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Credit Losses           110,518         101,202              216,112             197,382
----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                     10,404          11,166               21,740              21,177
Transaction card revenue                                          17,979          16,817               34,522              31,541
Trust fees and commissions                                        16,259          13,939               32,275              27,648
Service charges and fees on deposit accounts                      25,347          23,928               47,520              46,083
Mortgage banking revenue                                           8,550           7,555               14,128              15,299
Leasing revenue                                                      669             860                1,342               1,747
Other revenue                                                      7,491           5,774               14,215              12,398
----------------------------------------------------------------------------------------------------------------------------------
Total fees and commissions                                        86,699          80,039              165,742             155,893
----------------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                                            5,937              35                6,909                 719
Gain (loss) on securities, net                                     2,266         (11,005)                (371)             (6,728)
Gain (loss) on derivatives, net                                     (311)            201                  467                (794)
----------------------------------------------------------------------------------------------------------------------------------
Total other operating revenue                                     94,591          69,270              172,747             149,090
----------------------------------------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                                         65,333          59,810              123,772             118,019
Business promotion                                                 3,870           3,831                8,300               7,181
Contribution of stock to BOK Charitable Foundation                     -               -                    -               4,125
Professional fees and services                                     4,492           3,994                8,111               7,893
Net occupancy and equipment                                       12,650          11,732               24,744              23,583
Data processing and communications                                16,381          15,270               31,480              29,911
Printing, postage and supplies                                     3,629           3,130                7,244               6,447
Amortization of intangible assets                                  1,808           2,121                3,345               4,259
Mortgage banking costs                                             3,387           4,433                7,000              10,276
Provision (recovery) for impairment of mortgage
     servicing rights                                              7,088         (10,865)               1,464              (7,162)
Other expense                                                      7,372           5,536               12,709              10,908
----------------------------------------------------------------------------------------------------------------------------------
Total other operating expense                                    126,010          98,992              228,169             215,440
----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                               79,099          71,480              160,690             131,032
Federal and state income tax                                      28,634          25,947               58,170              46,347
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $     50,465    $     45,533              102,520             $84,685
----------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
----------------------------------------------------------------------------------------------------------------------------------
   Basic                                                    $        0.79    $       0.76          $      1.66         $      1.42
----------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                  $        0.75    $       0.68          $      1.53         $      1.27
----------------------------------------------------------------------------------------------------------------------------------

Average Shares Used in Computation:
----------------------------------------------------------------------------------------------------------------------------------
   Basic                                                      63,779,343        59,146,624          61,618,602          59,098,913
----------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                    66,986,428        66,719,734          66,967,146          66,688,766
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                    June 30,       December 31,         June 30,
                                                                      2005             2004               2004
                                                                  --------------------------------------------------
                                                                   (Unaudited)
(Unaudited)
Assets
Cash and due from banks                                        $      653,047    $      503,715    $      574,549
Funds sold and resell agreements                                       27,176            27,376           148,035
Trading securities                                                     10,588             9,692            15,133
Securities:
  Available for sale                                                4,311,759         4,080,696         3,925,068
  Available for sale securities pledged to creditors                  576,207           512,494           646,959
  Investment (fair value:  June 30, 2005 - $218,181;
    December 31, 2004 - $222,636;
    June 30, 2004 - $205,998)                                         220,401           221,094           205,933
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,108,367         4,814,284         4,777,960
--------------------------------------------------------------------------------------------------------------------
Loans                                                               8,514,680         7,928,967         7,525,100
Less reserve for loan losses                                         (108,885)         (108,618)         (114,704)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             8,405,795         7,820,349         7,410,396
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           174,526           172,643           173,798
Accrued revenue receivable                                             82,868            79,644            76,422
Intangible assets, net                                                260,279           242,594           246,539
Mortgage servicing rights, net                                         46,200            45,678            53,000
Real estate and other repossessed assets                                5,062             3,763             4,776
Bankers' acceptances                                                   40,949            31,799            18,783
Receivable on unsettled security transactions                               -            56,873             8,018
Derivative contracts                                                  690,015           380,051           294,900
Other assets                                                          367,603           206,953           199,888
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   15,872,475    $   14,395,414    $   14,002,197
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,749,948    $    1,927,119    $    1,877,492
Interest-bearing deposits:
  Transaction                                                       4,277,000         3,947,088         3,892,166
  Savings                                                             160,328           156,339           169,826
  Time                                                              3,713,530         3,643,852         3,670,825
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                    9,900,806         9,674,398         9,610,309
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,123,589         1,555,507         1,497,685
Other borrowings                                                    1,059,694         1,015,000         1,016,327
Subordinated debentures                                               297,882           151,594           151,538
Accrued interest, taxes and expense                                    66,026            71,062            49,692
Bankers' acceptances                                                   40,949            31,799            18,783
Due on unsettled security transactions                                 99,664                 -                 -
Derivative contracts                                                  699,637           387,292           307,102
Other liabilities                                                     103,253           110,268            91,686
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         14,391,500        12,996,920        12,743,122
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                             -                12                12
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  June 30, 2005 - 67,556,168;  December 31, 2004
  -  60,420,811; June 30, 2004 - 60,095,270)                                4                 4                 4
Capital surplus                                                       642,605           631,747           618,866
Retained earnings                                                     904,757           809,261           716,049
Treasury stock (shares at cost: June 30, 2005 -  1,101,838;
  December 31, 2004 - 998,393; June 30, 2004 - 932,223)               (35,354)          (30,905)          (27,892)
Accumulated other comprehensive loss                                  (31,037)          (11,625)          (47,964)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,480,975         1,398,494         1,259,075
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   15,872,475    $   14,395,414    $   14,002,197
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)

                                                               Accumulated
                         Preferred Stock     Common Stock         Other                            Treasury Stock
                       ------------------------------------   Comprehensive   Capital   Retained --------------------
                         Shares   Amount    Shares   Amount    Income(Loss)   Surplus   Earnings   Shares    Amount     Total
                       ---------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2003     250,000   $  12     58,056    $ 4        $ 8,459     $546,594   $698,052     849    $(24,491) $1,228,630
Comprehensive income:
  Net income                  -       -          -      -              -            -     84,685       -           -      84,685
  Other comprehensive
     income, net of tax (1)   -       -          -      -        (56,423)           -          -       -           -     (56,423)
                                                                                                                        ----------
    Comprehensive income                                                                                                  28,262
                                                                                                                        ----------
Exercise of stock options     -       -        290      -              -        4,813          -      56      (2,362)      2,451
Conversion of preferred
     stock to common        (13)      -          -      -              -            -          -       -           -           -
Tax benefit on exercise of
     stock options            -       -          -      -              -        1,263          -       -           -       1,263
Stock-based compensation      -       -          -      -              -         (742)         -       -           -        (742)
Cash dividends on
     preferred stock          -       -          -      -              -            -       (750)      -           -        (750)
Dividends paid in shares
  of common stock:
     Common stock             -       -      1,749      -              -       66,938    (65,938)     27      (1,039)        (39)
----------------------------------------------------------------------------------------------------------------------------------

Balances at
  June 30, 2004         249,987   $  12     60,095   $  4  $     (47,964)    $618,866   $716,049     932    $(27,892) $1,259,075
----------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2004     249,975   $  12     60,421   $  4  $     (11,625)    $631,747   $809,261     998    $(30,905) $1,398,494

Comprehensive income:
   Net income                 -       -          -      -              -            -    102,520       -           -     102,520
   Other comprehensive
      income, net of tax (1)  -       -          -      -        (19,412)           -          -       -           -     (19,412)
                                                                                                                        ----------
    Comprehensive income                                                                                                  83,108
                                                                                                                        ----------
Treasury stock purchase       -       -          -      -              -            -          -      60      (2,439)     (2,439)
Exercise of stock options     -       -        214      -              -        5,242          -      44      (2,010)      3,232
Conversion of preferred
   stock to common     (249,975)    (12)     6,921      -              -           12          -       -           -           -
Tax benefit on exercise of
   stock options              -       -          -      -              -        1,005          -       -           -       1,005
Stock-based compensation      -       -          -      -              -        4,599          -       -           -       4,599
Cash dividends on:
   Preferred stock            -       -          -      -              -            -       (375)      -           -        (375)
   Common stock               -       -          -      -              -            -     (6,649)      -           -      (6,649)
----------------------------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2005             -    $  -     67,556   $  4  $     (31,037)   $ 642,605  $ 904,757   1,102    $(35,354) $1,480,975
----------------------------------------------------------------------------------------------------------------------------------

(1)                                               June 30, 2005   June 30, 2004
                                                  -------------   -------------
Changes in other comprehensive income:
  Unrealized losses on securities                $    (29,291)    $    (94,126)
  Unrealized losses on cash flow hedges                (1,507)               -
  Tax benefit on unrealized losses                     11,149           33,592
  Reclassification adjustment for losses
    realized and included in net income                   371            6,728
  Reclassification adjustment for tax
    benefit on realized losses                           (134)          (2,617)
                                                -------------------------------
Net change in other comprehensive income (loss)  $    (19,412)     $   (56,423)
                                                -------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                    Six Months Ended June 30,
                                                                              --------------------------------------
                                                                                      2005               2004
                                                                              --------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    102,520      $     84,685
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                          4,015            11,014
  Provision (recovery) for mortgage servicing rights impairment                        1,464            (7,162)
  Unrealized losses from derivatives                                                   6,405            12,894
  Stock-based compensation                                                             1,392             3,667
  Tax benefit on exercise of stock options                                             1,005             1,263
  Depreciation and amortization                                                       21,709            25,376
  Net (accretion) amortization of securities discounts and premiums                     (390)           (3,164)
  Net (gain) loss on sale of assets                                                  (12,682)               68
  Mortgage loans originated for resale                                              (336,291)         (355,981)
  Proceeds from sale of mortgage loans held for resale                               286,895           371,224
  Change in trading securities                                                          (896)           (7,310)
  Change in accrued revenue receivable                                                (3,224)           (1,442)
  Change in other assets                                                             (17,901)          (22,502)
  Change in accrued interest, taxes and expense                                       (5,036)          (35,717)
  Change in other liabilities                                                         (6,769)            8,477
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             42,216            85,390
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   36,969            39,696
  Proceeds from maturities of available for sale securities                          484,713           556,393
  Purchases of investment securities                                                 (36,279)          (57,797)
  Purchases of available for sale securities                                      (1,780,288)       (2,188,475)
  Proceeds from sales of available for sale securities                               969,184         1,484,216
  Loans originated or acquired net of principal collected                           (612,790)         (118,164)
  Proceeds from (payments on) derivative asset contracts                               2,661           (82,039)
  Net change in other investment assets                                               31,442             4,525
  Proceeds from disposition of assets                                                 83,664            59,250
  Purchases of assets                                                                (21,310)          (16,897)
  Cash and cash equivalents of subsidiaries and branches acquired and sold, net      (29,093)                -
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (871,127)         (319,292)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           156,730            94,347
  Net change in time deposits                                                         71,138           296,099
  Net change in other borrowings                                                     707,776          (112,306)
  Pay down of other borrowings                                                       (95,000)                -
  Issuance of subordinated debenture                                                 147,855                 -
  Proceeds from (payments on) derivative liability contracts                          (8,145)           81,121
  Net change in derivative margin accounts                                          (152,617)          (32,072)
  Change in amount receivable (due) on unsettled security transactions               156,537           (16,277)
  Issuance of preferred, common and treasury stock, net                                3,232             2,451
  Repurchase of common stock                                                          (2,439)                -
  Dividends paid                                                                      (7,024)             (789)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            978,043           312,574
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            149,132            78,672
Cash and cash equivalents at beginning of period                                     531,091           643,912
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    680,223      $    722,584
--------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $    134,720      $     87,400
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     54,334      $     44,586
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $      4,494      $      2,219
--------------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                            $          -      $     65,899

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

The unaudited consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and BOSC, Inc. Certain prior period amounts have been reclassified to conform to current period classifications.

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

Cash and cash equivalents                  $   2,921
Securities                                    35,355
Loans                                         92,821
Less reserve for loan losses                  (1,072)
                                         ----------------
Loans, net of reserve                         91,749
Premises and equipment, net                      500
Core deposit premium                           4,380
Other assets                                  10,834
                                         ----------------
Total assets acquired                        145,739
                                         ----------------
Deposits                                     110,217
Other borrowings                              18,155
Other liabilities                              2,003
                                         ----------------
Net assets acquired                           15,364
Less purchase price                           32,014
                                         ----------------
Goodwill                                   $  16,650
                                         ----------------

Effective August 12, 2005, Valley Commerce Bank will be renamed Bank of Arizona, N.A.

Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3") was issued by the American Institute of Certified Public Accountants and is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 addresses accounting for differences between contractual cash flows and expected cash flows from loans or securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The Company has recorded its acquisition of Valley Commerce in accordance with SOP 03-3 and other applicable accounting standards. We are continuing to review industry trends and regulatory guidance in the application of SOP 03-3, but do not expect any material adjustment to the reserve for loan losses.

(3) Derivatives

The fair values of derivative contracts at June 30, 2005 were (in thousands):


                                                 Assets       Liabilities
                                              ----------------------------
   Customer Risk Management Programs:
         Interest rate contracts                 $13,047         $13,544
         Energy contracts                        664,066         664,961
         Cattle contracts                            893             570
         Foreign exchange contracts               11,496          11,496
--------------------------------------------------------------------------
   Total Customer Derivatives                    689,502         690,571

   Interest Rate Risk Management Programs:
         Interest rate risk management               513           9,066
--------------------------------------------------------------------------
     Total Derivative Contracts                $ 690,015        $699,637
--------------------------------------------------------------------------


(4) Mortgage Banking Activities

At June 30, 2005, BOK Financial owned the rights to service 54,911 mortgage loans with outstanding principal balances of $4.5 billion, including $628 million serviced for affiliates. The weighted average interest rate and remaining term was 6.19% and 272 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 2005 is as follows (in thousands):

                                                   Capitalized Mortgage Servicing Rights
                                ---------------------------------------------------------------------------
                                                                                Valuation
                                   Purchased     Originated       Total         Allowance         Net
                                ---------------------------------------------------------------------------
Balance at
    December 31, 2004           $     11,394   $    48,056   $    59,450   $    (13,772)     $    45,678
Additions, net                             -         8,128         8,128              -            8,128
Amortization expense                  (1,510)       (4,632)       (6,142)             -           (6,142)
Provision for impairment                   -             -             -         (1,464)          (1,464)
-----------------------------------------------------------------------------------------------------------
Balance at  June 30, 2005       $      9,884   $    51,552   $    61,436   $    (15,236)     $    46,200
-----------------------------------------------------------------------------------------------------------
Estimated fair value of
  mortgage servicing rights (1) $      7,973   $    38,524   $    46,497              -      $    46,497
-----------------------------------------------------------------------------------------------------------
(1) Excludes approximately $921,000 of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at June 30, 2005 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    => 7.50%      Total

Cost less accumulated amortization         $   14,497       $     27,808    $      14,638    $    4,493  $    61,436
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                 $   12,533       $     20,467    $       9,692    $    3,805  $    46,497
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment (2)                             $    2,116       $      7,087    $       4,948    $    1,085  $    15,236
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)$   972,900      $   1,627,500   $     869,400    $  303,000  $ 3,772,800
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $628 million for loans serviced for affiliates and $75 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(2)   Impairment   is  determined  by  both  an  interest  rate  and  loan  type stratification.

(5)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                                Six Months Ended June 30,
                                           ----------------------------------
                                               2005                2004
                                           --------------     ---------------
Proceeds                                $      969,184     $    1,484,216
Gross realized gains                             4,768              5,123
Gross realized losses                           (5,139)            11,851
Related federal and state income
   tax benefit                                    (134)            (2,617)


(6) Employee Benefits

BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents components of net periodic pension cost (dollars in thousands):

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                         ---------------------------------------------------------------------
                                             2005                2004               2005             2004
                                         ---------------------------------------------------------------------
Service cost                          $        1,744     $        1,563      $        3,488   $        3,240
Interest cost                                    632                579               1,264            1,158
Expected return on plan assets                (1,053)              (912)             (2,106)          (1,814)
Amortization of prior service cost                15                 15                  30               30
Amortization of net (gain) loss                  274                265                 548              530
--------------------------------------------------------------------------------------------------------------
Net periodic pension cost             $        1,612     $        1,510      $        3,224   $        3,144
--------------------------------------------------------------------------------------------------------------

During the second quarter of 2005, the Company made Pension Plan contributions totaling $1.3 million, which funded the remaining maximum contribution for 2004 permitted under applicable regulations. The Company made no other Pension Plan contributions during the first half of 2005.

Management has been advised that no minimum contribution will be required for 2005. The maximum allowable contribution is expected to be approximately $8.5 million.


(7) Shareholders' Equity

On July 26, 2005, the Board of Directors of BOK Financial Corporation approved a $0.10 per share quarterly common stock dividend. The quarterly dividend will be payable on or about August 31, 2005 to shareholders of record on August 12, 2005.

During the second quarter of 2005, all outstanding shares of Series A Preferred Stock were converted into shares of BOK Financial common stock. A total of 6,920,666 shares of BOK Financial common stock were issued.

(8)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended         Six Months Ended
                                                          -----------------------------------------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                               2005         2004        2005         2004
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  50,465    $  45,533   $  102,520    $  84,685
   Preferred stock dividends                                        -         (375)        (375)        (750)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            50,465       45,158      102,145       83,935
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                        -          375          375          750
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  50,465    $  45,533   $  102,520    $  84,685
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        63,779,343   59,146,624   61,618,602   59,098,913
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    621,341      620,203      607,313      637,490
     Convertible preferred stock                            2,585,744    6,927,178    4,741,231    6,927,289
     Tanglewood market value guarantee                              -       25,729            -       25,074
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                            3,207,085    7,573,110    5,348,544    7,589,853
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         66,986,428   66,719,734   66,967,146   66,688,766
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.79      $  0.76      $  1.66      $  1.42
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.75      $  0.68      $  1.53      $  1.27
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise prices
    greater than current market price.                        897,170            -      877,184           -

(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2005 is as follows (in thousands):

                                                 Net             Other           Other
                                               Interest        Operating       Operating            Net           Average
                                               Revenue         Revenue(1)       Expense            Income         Assets
                                              ----------------------------------------------------------------------------
Total reportable segments                  $      208,375  $      174,202  $      227,909   $      93,630  $   15,425,553
Unallocated items:
   Tax-equivalent adjustment                        2,501               -               -           2,501               -
   Funds management                                14,412            (611)          1,395           4,197       1,638,074
   All others (including eliminations), net        (5,161)           (940)         (1,135)          2,192      (2,080,950)
                                              ----------------------------------------------------------------------------

BOK Financial consolidated                 $      220,127  $      172,651  $      228,169   $     102,520  $   14,982,677
                                              ============================================================================

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2004 is as follows (in thousands):

                                                 Net            Other            Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income        Assets
                                              ---------------------------------------------------------------------------
Total reportable segments                  $      181,948  $      157,784  $      205,545   $      71,727  $   14,229,954
Unallocated items:
   Tax-equivalent adjustment                        2,286               -               -           2,286               -
   Funds management                                31,629          (1,217)          3,169          11,738       1,522,003
   All others (including eliminations),            (7,467)             45           6,726          (1,066)     (2,034,594)
   net
                                              ---------------------------------------------------------------------------

BOK Financial consolidated                 $      208,396  $      156,612  $      215,440   $      84,685  $   13,717,363
                                              ===========================================================================

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

As of June 30, 2005, outstanding commitments and letters of credit were as follows (in thousands):

                                               June 30,
                                                2005
                                            --------------
Commitments to extend credit                $  3,761,084
Standby letters of credit                       469,877
Commercial letters of credit                      9,763
Commitments to purchase securities               58,480

------------------------------------------------------------------------------------------------------------------------------
Six Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Six Months Ended
                                          ------------------------------------------------------------------------------------
                                                        June 30, 2005                               June 30, 2004
                                          -----------------------------------------     --------------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,730,054  $   100,631       4.32%      $   4,631,025  $    96,837      4.22%
  Tax-exempt securities (3)                     216,460        5,653       5.27             197,094        5,770      5.89
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,946,514      106,284       4.36           4,828,119      102,607      4.29
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             14,407          356       4.98              19,506          445      4.59
  Funds sold and resell agreements               25,562          320       2.52              12,140           92      1.52
  Loans (2)                                   8,153,378      252,179       6.24           7,521,485      193,312      5.17
     Less reserve for loan losses               111,300            -       -                117,701            -      -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       8,042,078      252,179       6.32           7,403,784      193,312      5.25
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 13,028,561      359,139       5.57          12,263,549      296,456      4.87
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,954,116                                   1,453,814
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  14,982,677                               $  13,717,363
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   4,123,291       29,678       1.45%      $   3,839,843       15,458      0.81%
  Savings deposits                              162,871          534       0.66             174,262          478      0.55
  Time deposits                               3,697,867       61,235       3.34           3,480,555       50,688      2.93
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits         7,984,029       91,447       2.31           7,494,660       66,624      1.79
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 1,933,438       25,954       2.71           1,620,822        7,695      0.95
  Other borrowings                              943,135       13,903       2.97           1,010,143        7,389      1.47
  Subordinated debenture                        175,531        5,207       5.98             153,487        4,066      5.33
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      11,036,133      136,511       2.49          10,279,112       85,774      1.68
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,740,263                                   1,721,443
  Other liabilities                             780,363                                     453,820
  Shareholders' equity                        1,425,918                                   1,262,988
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
      equity                              $  14,982,677                               $  13,717,363
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                    222,628       3.08%                         210,682      3.19%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.45                                       3.46
     Less tax-equivalent adjustment (1)                        2,501                                       2,286
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         220,127                                     208,396
Provision for credit losses                                    4,015                                      11,014
Other operating revenue                                      172,747                                     149,090
Other operating expense                                      228,169                                     215,440
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          160,690                                     131,032
Federal and state income tax                                  58,170                                      46,347
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $   102,520                                 $    84,685
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                $      1.66                                 $      1.42
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      1.53                                 $      1.27
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share
Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2005                               March 31, 2005
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,831,186   $    51,275       4.32%    $   4,628,233   $    49,356       4.32%
  Tax-exempt securities (3)                     215,360         2,810       5.23           217,571         2,843       5.30
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,046,546        54,085       4.36         4,845,804        52,199       4.36
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             11,639           165       5.69            17,205           191       4.50
  Funds sold and resell agreements               21,170           156       2.96            30,003           164       2.22
  Loans (2)                                   8,341,490       133,173       6.40         7,963,177       119,006       6.06
    Less reserve for loan losses                111,056             -         -            111,955             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       8,230,434       133,173       6.49         7,851,222       119,006       6.15
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 13,309,789       187,579       5.68        12,744,234       171,560       5.46
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,084,745                                  1,808,680
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  15,394,534                              $  14,552,914
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   4,323,513   $    16,049       1.49%    $   3,920,844   $    13,629       1.41%
  Savings deposits                              166,426           285       0.69           159,276           249       0.63
  Time deposits                               3,710,338        31,499       3.41         3,685,257        29,736       3.27
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          8,200,277        47,833       2.34         7,765,377        43,614       2.28
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,160,031        15,764       2.93         1,704,327        10,190       2.42
  Other borrowings                              914,968         7,224       3.17           971,616         6,679       2.79
  Subordinated debenture                        200,038         2,980       5.98           150,752         2,227       5.99
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      11,475,314        73,801       2.58        10,592,072        62,710       2.40
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,586,248                                  1,895,989
  Other liabilities                             892,714                                    653,434
  Shareholders' equity                        1,440,258                                  1,411,419
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  15,394,534                              $  14,552,914
equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    113,778       3.10%                    $    108,850        3.06%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.45                                         3.46
   Less tax-equivalent adjustment (1)                           1,245                                      1,256
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          112,533                                    107,594
Provision for credit losses                                     2,015                                      2,000
Other operating revenue                                        94,591                                     78,156
Other operating expense                                       126,010                                    102,159
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            79,099                                     81,591
Federal and state income tax                                   28,634                                     29,536
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    50,465                                $    52,055
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:

    Basic                                                 $      0.79                                $      0.87
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.75                                $      0.78
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

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2004                      September 30, 2004                        June 30, 2004
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,709,193  $    50,200       4.25%  $   4,652,435   $    50,847       4.34% $   4,667,360  $    49,321       4.24%
        219,873        2,951       5.37         215,190         2,951       5.46        200,380        2,884       5.79
-------------------------------------------------------------------------------------------------------------------------
      4,929,066       53,151       4.30       4,867,625        53,798       4.39      4,867,740       52,205       4.30
-------------------------------------------------------------------------------------------------------------------------
         10,208          107       4.17          14,956            77       2.05         23,513          219       3.75
         31,994          170       2.11          23,334            91       1.55         16,284           53       1.31
      7,873,974      111,292       5.62       7,656,588       104,181       5.41      7,548,257       96,445       5.14
        114,106            -         -          115,504             -         -         117,109            -         -
-------------------------------------------------------------------------------------------------------------------------
      7,759,868      111,292       5.71       7,541,084       104,181       5.50      7,431,148       96,445       5.22
-------------------------------------------------------------------------------------------------------------------------
     12,731,136      164,720       5.15      12,446,999       158,147       5.05     12,338,685      148,922       4.85
-------------------------------------------------------------------------------------------------------------------------
      1,858,345                               1,630,890                               1,529,841
-------------------------------------------------------------------------------------------------------------------------
  $  14,589,481                           $  14,077,889                           $  13,868,526
-------------------------------------------------------------------------------------------------------------------------


  $   3,841,742  $    10,779       1.12%  $   3,931,166   $     9,280       0.94% $   3,859,706  $     7,875       0.82%
        160,404          231       0.57         169,398           266       0.62        173,566          235       0.54
      3,662,455       29,586       3.21       3,712,161        27,667       2.97      3,565,324       25,697       2.90
-------------------------------------------------------------------------------------------------------------------------
      7,664,601       40,596       2.11       7,812,725        37,213       1.89      7,598,596       33,807       1.79
-------------------------------------------------------------------------------------------------------------------------

      1,747,391        8,397       1.91       1,458,245         5,048       1.38      1,565,922        3,731       0.96
      1,005,679        5,703       2.26       1,003,050         4,615       1.83      1,009,871        3,376       1.34
        152,634        1,929       5.03         152,333         1,766       4.61        152,799        1,730       4.55
-------------------------------------------------------------------------------------------------------------------------
     10,570,305       56,625       2.13      10,426,353        48,642       1.86     10,327,188       42,644       1.66
-------------------------------------------------------------------------------------------------------------------------
      1,938,205                               1,839,311                               1,799,249
        712,981                                 516,715                                 466,981
      1,367,990                               1,295,510                               1,275,108
-------------------------------------------------------------------------------------------------------------------------
  $  14,589,481                           $  14,077,889                           $  13,868,526
-------------------------------------------------------------------------------------------------------------------------
                 $    108,095      3.02%                  $    109,505      3.19%                $    106,278      3.19%


                                   3.38                                     3.50                                   3.46
                       1,633                                    1,120                                  1,089
-------------------------------------------------------------------------------------------------------------------------
                     106,462                                  108,385                                105,189
                       4,439                                    4,986                                  3,987
                      78,714                                   81,086                                 69,270
                     111,582                                  114,202                                 98,992
-------------------------------------------------------------------------------------------------------------------------
                      69,155                                   70,283                                 71,480
                      22,599                                   22,501                                 25,947
-------------------------------------------------------------------------------------------------------------------------
                 $    46,556                              $    47,782                            $    45,533
-------------------------------------------------------------------------------------------------------------------------


                 $      0.78                              $      0.79                            $      0.76
-------------------------------------------------------------------------------------------------------------------------
                 $      0.70                              $      0.72                            $      0.68
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2005.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares         Paid per        as Part of Publicly Announced      that May Yet Be Purchased
        Period            Purchased (2)        Share               Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

April 1, 2005 to               30,504          $ 41.69                  30,000                            1,970,000
April 30, 2005
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                                                                             -
May 1, 2005 to                 15,128          $ 43.47                                                    1,970,000
May 31, 2005
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                                                                             -
June 1, 2005 to                 2,658          $ 45.02                                                    1,970,000
June 30, 2005
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                          48,290                                    30,000
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of June 30, 2005, the Company had repurchased 30,000 shares under the new plan.

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


                                          BOK FINANCIAL CORPORATION
                                          (Registrant)



Date:         August 9, 2005               /s/ Steven E. Nell
        ---------------------------       ---------------------------------
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