Form 10-Q
period 2005-09-30
BOK FINANCIAL CORP ET AL
filed 2005-11-09
CIK 875357

As filed with the Securities and Exchange Commission on November 9, 2005
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

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

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 66,556,728 shares of common stock ($.00006 par value) as of October 31, 2005.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2005

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                         2
     Market Risk (Item 3)                                                 26
     Controls and Procedures (Item 4)                                     28
     Consolidated Financial Statements - Unaudited (Item 1)               29
     Nine Month Financial Summary - Unaudited (Item 2)                    39
     Quarterly Financial Summary - Unaudited (Item 2)                     40

Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  42
     Item 6. Exhibits                                                     42
Signatures                                                                43

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("BOK Financial" or the "Company") reported net income of $50.8 million, or $0.76 per diluted share for the third quarter of 2005, compared with $47.8 million, or $0.72 per diluted share for the third quarter of 2004. The annualized returns on average assets and shareholders' equity were 1.29% and 13.56%, respectively for the third quarter of 2005, compared with returns of 1.37% and 14.67%, respectively for the same period in 2004. Return on average assets decreased due to increases in the fair value of derivatives and related margin assets. These assets increased $693 million with no commensurate increase in net income. The increase in net income was attributed primarily to growth in fees and commission revenue and a reduction in the provision for credit losses. Revenue growth was partially offset by increased operating expenses.

Net interest revenue increased $4.4 million or 4% over the third quarter of 2004 due primarily to loan growth. Average outstanding loan balances for the third quarter of 2005 increased $979 million or 13% compared with the same period of 2004. This loan growth was funded primarily with short-term borrowings. Growth in short-term borrowings as a funding source and pricing spread compression for loans and deposits reduced the Company's net interest margin to 3.32% for the third quarter of 2005. Fees and commissions revenue increased $12.1 million or 15% due primarily to growth in mortgage banking revenue, transaction card revenue, and fees earned on margin assets. The provision for credit losses decreased $1.0 million compared to the third quarter of the previous year. Operating expenses, excluding the provision for impairment of mortgage servicing rights increased $13.4 million or 12% due primarily to growth in personnel costs. The increase in operating expenses includes $1.9 million for Bank of Arizona, which was acquired in the second quarter of 2005. The value of mortgage servicing rights appreciated due to a 50 basis point increase in mortgage commitment rates since the start of the third quarter, which resulted in a $4.7 million recovery of impaired servicing rights. The increased value of servicing rights during the third quarter of 2005 was more than offset by losses on financial instruments held as an economic hedge of the servicing rights. The provision for mortgage servicing rights, net of gains or losses on hedge securities was $376 thousand in the third quarter of 2005 compared with $3.8 million in the third quarter of 2004.

Year-to-date net income for 2005 totaled $153.3 million or $2.29 per diluted share compared with net income of $132.5 million or $1.99 per diluted share for the first nine months of 2004. The increase in net income was attributed primarily to a $16.2 million increase in net interest revenue and a $21.9 million increase in fees and commission revenue, combined with an $8.0 million reduction in the provision for credit losses. Operating expenses, excluding provision for mortgage servicing rights, increased $17.5 million.

Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $114.1 million for the third quarter of 2005 compared with $109.5 million for 2004. The 4% growth in net interest revenue was due primarily to a $1.2 billion increase in average earning assets. Growth in average earning assets included a $979 million, or 13%, increase in loans and a $164 million increase in securities. Growth in earning assets was funded primarily by a $609 million, or 42% increase in short-term borrowings and a $423 million, or 4% growth in deposits.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets was 3.32% for the third quarter of 2005, compared with 3.45% for the second quarter of 2005 and 3.50% for the third quarter of 2004. Yields on average earning assets continued to trend upwards due to the effect of rising short-term interest rates. The yield on average earning assets was 5.83%, up 15 basis points compared with the second quarter of 2005 and 78 basis points over the third quarter of 2004. Average loan yields were 6.66%, an increase of 26 basis points over the preceding quarter of 2005 and 125 basis points over the third quarter of 2004. The tax-equivalent yield on securities was 4.31% for the third quarter of 2005, 4.36% for the second quarter of 2005 and 4.39% for the third quarter of 2004. Rates paid on average interest-bearing liabilities during the third quarter of 2005 increased 26 basis points over the preceding quarter of 2005 and 98 basis points over the same period of 2004. The cost of interest-bearing deposits increased 16 basis points to 2.50% compared with the second quarter of 2005 while the cost of short-term borrowings increased 47 basis points.

Growth in short-term borrowings as a funding source limited the growth in net interest revenue and reduced net interest margin for the third quarter. Short-term borrowings comprised 20% of all funding sources during the second and third quarters of 2005, compared with 18% for the third quarter of 2004. This shift in funding sources resulted from a $673 million increase in average loans over the second and third quarters of 2005 and reduced net interest margin by eight basis points.

The lending relationships generally are the foundation for sales of other financial products and services. Rapid loan growth during the third quarter of 2005 was funded with short-term borrowings which have been more readily accessible than deposits. Although this strategy reduces net interest margin, the resulting relationship growth is expected to enhance long-term value for the Company.

Cash margin balances are required to be placed with various parties as part of the Company's customer derivatives business. Margin assets, which are included in other assets, averaged $296 million during the third quarter of 2005, compared with $204 million in the second quarter of 2005 and $96 million in the third quarter of 2004. Fees earned on these assets totaled $2.4 million in the third quarter of 2005, $1.3 million in the second quarter of 2005, and $231 thousand in the third quarter of 2004. These fees are reported as other operating revenue. Fees from customer derivatives have generated significant revenue growth, but the associated growth in margin assets has reduced net interest margin by three basis points.

The Company's overall objective is to manage the balance sheet to be essentially neutral to changes in interest rate. A large portion of the commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies used to achieve a rate-neutral position, the Company purchases fixed-rate, mortgage-backed securities and funds them with short-term borrowings. The effective duration of these securities is expected to be approximately 2.8 years based on a range of interest rate and prepayment assumptions. The funds borrowed to purchase these securities generally reprice within 90 days. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of the loan portfolio.

Derivative instruments are also used to manage interest rate risk. Interest rate swaps with a combined notional amount of $642 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which generally have been designated as fair value hedges, is to reduce the asset-sensitive nature of the balance sheet. Interest rate swaps with a notional amount of $100 million convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to reduce the asset-sensitive nature of the balance sheet.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report. Changes in net interest revenue due to changes in interest rates, pricing spreads and the timing of when assets and liabilities reprice are all captured in the Yield / Rate column in Table 1.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended                   Nine Months Ended
                                               September 30, 2005 / 2004            September 30, 2005 / 2004
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $   1,036   $ 1,939      $ (903)     $   4,713   $   4,158    $    555
  Trading securities                               94        (3)         97              5        (114)        119
  Loans                                        40,773    15,055      25,718         99,640      32,445      67,195
  Funds sold and resell agreements                295       135         160            523         271         252
---------------------------------------------------------------------------------------------------------------------
Total                                          42,198    17,126      25,072        104,881      36,760      68,121
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                          9,688     1,995       7,693         23,908       3,462      20,446
  Savings deposits                                 14       (19)         33             70         (54)        124
  Time deposits                                 7,588     2,064       5,524         18,135       5,363      12,772
  Federal funds purchased and
   repurchase agreements                       12,690     3,685       9,005         30,949       6,222      24,727
  Other borrowings                              4,895       316       4,579         11,409        (539)     11,948
  Subordinated debentures                       2,711     1,935         776          3,852       2,624       1,228
---------------------------------------------------------------------------------------------------------------------
Total                                          37,586     9,976      27,610         88,323      17,078      71,245
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue           4,612     7,150      (2,538)        16,558      19,682      (3,124)
Change in tax-equivalent adjustment              (169)                                (384)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                        $   4,443                            $  16,174
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.


Other Operating Revenue

Other operating revenue increased $5.8 million compared with the third quarter of 2004 due primarily to growth in fees and commission revenue. Fees and commission revenue increased $12.1 million or 15%. Diversified sources of fees and commission revenue are a significant part of the Company's business strategy and represented 45% of total revenue, excluding gains and losses on securities, derivatives and asset sales, for the third quarter of 2005. The Company believes that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile and can directly or indirectly affect income.

Growth in fees and commissions revenue was partially offset by net losses on securities and derivative instruments. These losses were primarily incurred on securities held as an economic hedge against changes in value of mortgage servicing rights.

Fees and commissions revenue

Brokerage and trading revenue increased $1.2 million or 11%. Revenue from securities trading activities grew $845 thousand, or 15% due to fixed-income securities trading volumes. The remainder of the increase came from customer hedging revenue.

Transaction card revenue increased $1.8 million or 11% due to growth in check card revenue and merchant discount fees. Check card fees increased 32% to $4.1 million. All markets contributed to this growth. Merchant discount fees increased 14% to $6.7 million due primarily to growth in Oklahoma.

Trust fees increased $1.3 million or 9% for the third quarter of 2005. The fair value of all trust relationships managed by the Company, which is the basis for a significant portion of trust fees, increased to $27.6 billion at September 30, 2005 compared with $23.3 billion at September 30, 2004.

Service charges on deposit accounts grew $1.3 million or 5% compared with the third quarter of 2004. Overdraft fees grew 17% or $2.5 million. The volume of overdraft items processed continued to increase during the third quarter.
Additionally, the per item overdraft charge was increased during the second quarter of 2005. Account service charge revenue decreased $1.1 million or 11%. This decrease reflected an increase in earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to pay for deposit services, increases when interest rates rise.

Mortgage banking revenue,  which is discussed more fully in the Line of Business
- Mortgage Banking section of this report, increased $2.9 million, or 44%, compared with the third quarter of 2004. Net gains on mortgage loans sold increased $3.2 million due to an increase in the volume of loans funded and sold. Servicing revenue decreased $279 thousand due to a decrease in the average outstanding balance of loans serviced.

Other revenue for the third quarter of 2005 included $2.0 million of the fees earned on margin accounts. BOK Financial is required to deposit margin funds with other institutions as part of its customer derivatives and trading programs. Margin deposits, which are included in other assets, averaged $296 million for the third quarter of 2005 compared with $96 million for the third quarter of 2004.

Securities and derivatives

BOK Financial recorded net losses of $4.1 million on securities and derivatives for the third quarter of 2005. These amounts included net losses of $5.0 million on financial instruments held as economic hedges of the mortgage servicing rights. The Company's use of securities as an economic hedge of mortgage servicing rights is further discussed in the Line of Business - Mortgage Banking section of this report. Net losses recognized during the third quarter of 2005 included $2.0 million of other than temporary impairment of securities management intends to sell. During the third quarter of 2004, BOK Financial recognized net gains on securities and derivatives of $2.2 million, including net gains of $2.1 million on securities held as economic hedges.

Year-to-date operating revenue summary

Year to date other operating revenue for 2005 increased $29.4 million, or 13%. This increase included a $21.9 million increase in fees and commission revenue and a $7.5 million increase in net gains on securities, derivatives and asset sales. The increase in fees and commission revenue was due primarily from growth in trust fees and transaction card revenue and reflected the growth in trust assets managed by the Company and card processing volumes. The increase in other revenue included $3.0 million of fees on margin assets.

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

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               Sept. 30,     June 30,         March 31,        Dec. 31,         Sept. 30,
                                                 2005          2005             2005             2004             2004
                                           -------------------------------------------------------------------------------

Brokerage and trading revenue               $   11,366     $   10,404       $   11,336      $    9,721       $   10,209
Transaction card revenue                        18,526         17,979           16,543          16,598           16,677
Trust fees and commissions                      16,376         16,259           16,016          14,793           15,091
Service charges and fees
  on deposit accounts                           25,619         25,347           22,173          23,337           24,292
Mortgage banking revenue                         9,535          8,550            5,578           6,284            6,606
Leasing revenue                                    667            669              673             648              723
Other revenue                                    8,823          7,491            6,724           6,450            5,243
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    90,912         86,699           79,043          77,831           78,841
--------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                             81          5,937              972              90               78
Gain (loss) on securities, net                  (4,744)         2,266           (2,637)            967            2,673
Gain (loss) on derivatives, net                    606           (311)             778            (174)            (506)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   86,855     $   94,591       $   78,156      $   78,714       $   81,086
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the third quarter of 2005 totaled $117.0 million, up $2.8 million or 2% from the same period of 2004. The increase in operating expenses was largely offset by a $10.6 million reduction in the provision for impairment of mortgage servicing rights. Operating expenses, excluding the provision for mortgage servicing rights increased $13.4 million, or 12%. Personnel expenses increased $6.0 million, or 10%, data processing expenses increased $2.6 million, or 17%, and other expense increased $2.7 million, or 65%. Operating expenses for the third quarter of 2005 included $1.9 million for Bank of Arizona, which was acquired on April 7, 2005.

Personnel expense

Personnel expense totaled $66.5 million for the third quarter of 2005 compared with $60.5 million for the third quarter of 2004. Regular compensation expense totaled $42.3 million, a $5.1 million, or 14% increase over 2004. The increase in regular compensation expense was due to a 7% increase in average regular compensation per full-time equivalent employee and a 193 person increase in average staffing.

Incentive compensation decreased $330 thousand to $13.8 million. Stock-based compensation expense decreased $1.7 million. Much of this expense is related to stock-based compensation that is recognized as liability awards. Compensation expense for these awards is based on the excess of the fair value of BOK Financial common stock over a set exercise price. Incentive compensation expense for these awards varies directly with changes in the fair value of BOKF's common stock. Other incentive compensation expenses increased $1.3 million due to increases in the Oklahoma consumer banking and regional banking lines of business.

Employee benefit expenses increased $1.2 million, or 13% to $10.4 million. Employee insurance costs increased $446 thousand, or 14% due primarily to growth in medical claims. The Company self-insures a portion of its employee healthcare coverage. The remaining increase in employee benefit expenses resulted primarily from payroll taxes and retirement benefits.

Data processing and communications expense

Data processing and communication expenses increased $2.6 million, or 17% compared to 2004. This expense consists of two broad categories, data processing systems and transaction card processing. Transaction card processing costs increased $1.1 million or 19% due to growth in processing volumes. Data processing systems costs increased $1.5 million, or 16% due primarily to higher communications expenses, software amortization and maintenance costs.

Other expenses

Other expenses for the third quarter of 2005 totaled $6.7 million, a $2.7 million increase over the same period of 2004. Recruiting expenses, which includes bonuses, relocation costs, agency fees and related expenses, increased $1.9 million as the Company continued expansion in regional markets, wealth management and executive management.

Year-to-date operating expense summary

Operating expenses for the nine months of 2005 totaled $345.2 million, up 5% compared with the same period of 2004. Operating expenses for 2005 included $3.6 million for Bank of Arizona, and 2004 included a charge of $4.1 million for the cost of appreciated securities contributed to the BOK Charitable Foundation. Personnel costs increased $11.8 million, or 7%. This increase included $12 million, or 11% of regular compensation expense and $4.9 million of employee benefit costs, partially offset by a $5.1 million decrease in incentive compensation expense.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,        June 30,       March 31,         Dec. 31,         Sept. 30,
                                        2005             2005           2005              2004             2004
                                   ----------------------------------------------------------------------------------

Personnel                          $    66,533     $    65,333     $    58,439      $    62,118      $    60,524
Business promotion                       4,494           3,870           4,430            4,766            3,671
Contribution of stock to
   BOK Charitable Foundation                 -               -               -            1,436                -
Professional fees and services           3,951           4,492           3,619            3,936            3,658
Net occupancy and equipment             12,587          12,650          12,094           11,973           11,733
Data processing & communications        17,492          16,381          15,099           15,196           14,918
Printing, postage and supplies           3,846           3,629           3,615            3,817            3,770
Amortization of intangible assets        1,801           1,808           1,537            1,888            1,991
Mortgage banking costs                   4,268           3,387           3,613            3,929            3,962
Provision (recovery) for
impairment
  of mortgage servicing rights          (4,671)          7,088          (5,624)            (305)           5,900
Other expense                            6,733           7,372           5,337            2,828            4,075
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   117,034     $   126,010     $   102,159      $   111,582      $   114,202
---------------------------------------------------------------------------------------------------------------------


Income Taxes

Income tax expense was $27.8 million or 35% of book taxable income for the third quarter of 2005, compared with $22.5 million for 2004. Year to date, income tax expense was $86.0 million, or 36% of book taxable income for 2005 and $68.8 million, or 34% for 2004. Income tax expense for 2004 was reduced by $1.2 million from the contribution of appreciated securities to the BOk Charitable Foundation.

Lines of Business

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management includes brokerage and trading, private financial services and investment advisory services in all markets. It also includes fiduciary services in all markets except Colorado. Fiduciary services at Colorado State Bank and Trust are included in regional banking. Regional banking consist primarily of corporate and consumer banking activities in the respective markets outside of Oklahoma. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the Company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for funds management and other reflect the effect of changes in interest rates on the Company, differences between the provision for credit losses and net charge-offs, and other revenue and expense not attributed to the lines of business.

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar cash flow characteristics. Market is generally based on the applicable LIBOR or interest rate swap rates adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business insulates them from interest rate risk.

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

Economic capital is assigned to the business units by a third-party developed capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line based on its actual exposures and calibrated to its own loss history where possible. Additional capital is assigned to the regional banking line of business based on the Company's investment in those entities.

------------------------------------------------------ -------------------------------- --------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                  Three months ended Sept. 30,      Nine months ended Sept. 30,
                                    2005             2004            2005             2004
                              ---------------- --------------- ---------------- ---------------

Oklahoma corporate banking      $ 20,393         $ 18,414        $ 58,402         $ 49,434
Regional banking                  20,483           14,560          55,790           42,191
Mortgage banking                     405             (735)          2,379            1,421
Oklahoma consumer banking          7,515            1,683          17,277            6,452
Wealth management                  4,913            4,184          13,491           10,336
Funds management and other        (2,882)           9,676           6,008           22,633
----------------------------- ---------------- --------------- ---------------- ---------------
     Total                      $ 50,827         $ 47,782        $153,347         $132,467
----------------------------- ---------------- --------------- ---------------- ---------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division contributed $20.4 million or 40% to consolidated net income for the third quarter of 2005. This compares to $18.4 million or 39% of consolidated net income for the same period of 2004. Average assets increased $159 million or 4% due primarily to loan growth. Credit quality continued to improve as reflected in a $1.1 million decrease in net loans charged-off compared with the third quarter of 2004. Operating revenue and operating expenses both increased due to transaction card volumes.

Table 5 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                           Three months ended Sept. 30,        Nine months ended Sept. 30,
                                       ---------------------------------- ----------------------------------
                                              2005              2004             2005              2004
                                          ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources    $      51,924     $      37,423    $     139,945     $     108,359
NIR (expense) from internal sources          (17,678)           (6,184)         (42,516)          (16,239)
                                          -------------     -------------    --------------    -------------
Total net interest revenue                    34,246            31,239           97,429            92,120

Other operating revenue                       24,146            21,780           68,164            64,775
Gain on sale of assets                             -                 -            4,708                 -
Operating expense                             24,625            21,409           74,693            70,611
Net loans charged off                            390             1,470               22             5,376
Net income                                    20,393            18,414           58,402            49,434

Average assets                         $   4,514,058     $   4,355,546    $   4,534,088     $   4,357,804
Average economic capital                     339,280           306,000          317,450           317,810

Return on assets                                 1.79%           1.68%              1.72%            1.52%
Return on economic capital                      23.85%          23.94%             24.60%           20.78%
Efficiency ratio                                42.17%          40.38%             43.86%           45.01%

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $7.5 million, or 15%, to consolidated net income for the third quarter of 2005. This compares to $1.7 million, or 4%, of consolidated net income in 2004. Net interest revenue increased $4.5 million due largely to an increase in transfer pricing credit to business units that provide lower-costing funds to the Company. Additionally, average deposits attributed to the Oklahoma Consumer Banking Division for the third quarter of 2005 increased $134 million, or 5% to $2.7 billion compared with the third quarter of 2004. Deposit fees provided much of the growth in other operating revenue.

Table 6 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                             Three months ended Sept. 30,        Nine months ended Sept. 30,
                                         ---------------------------------- ----------------------------------
                                                2005              2004             2005              2004
                                            ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources      $      (6,288)    $      (4,958)   $     (17,563)    $     (13,418)
NIR (expense) from internal sources             22,517            16,703           62,488            46,840
                                            -------------     -------------    --------------    -------------
Total net interest revenue                      16,229            11,745           44,925            33,422

Other operating revenue                         17,530            14,885           49,025            41,901
Operating expense                               20,471            21,981           62,681            59,599
Net loans charged off                              991             1,897            2,994             5,165
Net income                                       7,515             1,683           17,277             6,452

Average assets                           $   2,918,195     $   2,707,268    $   2,938,837     $   2,721,290
Average economic capital                        66,160            67,200           71,270            62,120

Return on assets                                   1.02%           0.25%              0.79%            0.32%
Return on economic capital                        45.06%           9.96%             32.41%           13.87%
Efficiency ratio                                  60.64%          82.54%             66.72%           79.12%


Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Consolidated mortgage banking revenue, which is included in other operating revenue, increased $2.9 million, or 44% compared with the third quarter of 2004. Mortgage banking activities contributed $405 thousand for the third quarter of 2005 compared with a net loss of $735 thousand in 2004.

Mortgage banking activities consisted of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are increasing and prepayments are low. Mortgage loan commitment rates increased 50 basis points during the third quarter of 2005. This increase in commitment rates increased the value of mortgage loan servicing rights due to lower expected prepayment speeds.

Loan Production Sector

Loan production revenue totaled $5.8 million for the third quarter of 2005, including $5.8 million of capitalized mortgage servicing rights, compared to loan production revenue of $2.8 million in 2004, including $2.5 million of capitalized mortgage servicing rights. The increase in loan production revenue was due to increased volume of loans funded and sold. Mortgage loans funded in the third quarter of 2005 totaled $247 million compared with $139 million in 2004. Approximately 70% of the loans funded during 2005 were to borrowers in Oklahoma. Pre-tax income from loan production totaled $2.1 million for the third quarter of 2005 compared with $1.2 million for the third quarter of 2004. The pipeline of mortgage loan applications totaled $290 million at September 30, 2005, compared with $292 million at June 30, 2005 and $230 million at September 30, 2004.

Loan Servicing Sector

The loan servicing sector had a pre-tax loss of $1.7 million for the third quarter of 2005 compared with a pre-tax loss of $3.0 million for the same period of 2004. A 50 basis point increase in mortgage interest rates during the third quarter of 2005 increased the value of servicing rights. This resulted in a $4.7 million reversal of the allowance for impairment of mortgage servicing rights. This reversal was more than offset by $5.0 million of losses on financial instruments held as an economic hedge of the value of the servicing rights. During the third quarter of 2004, the provision for impairment of servicing rights was increased by $5.9 million. Net gains of $2.1 million were recognized on financial instruments designated as an economic hedge.

Servicing revenue totaled $4.2 million in the third quarter of 2005 compared with $4.5 million in 2004. The decrease in servicing revenue was due primarily to a lower outstanding principal balance of loans serviced. The average outstanding balance of loans serviced was $3.9 billion during the third quarter of 2005 compared to $4.4 billion during 2004. Annualized servicing revenue per outstanding loan principal was 42 basis points in the third quarter of 2005, compared with 45 basis points for the third quarter of 2004.

Amortization of mortgage servicing rights, which is included in operating expense, was $3.8 million in 2005 compared to $3.4 million in 2004. Amortization expense is determined in proportion to the estimated future cash flows that will be generated by the mortgage servicing rights.


Table 7 -  Mortgage Banking
 (Dollars in Thousands)
                                                     Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       5,177     $       5,573    $      15,344     $      16,882
NIR (expense) from internal sources                      (3,722)           (2,677)         (10,913)           (8,347)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                1,455             2,896            4,431             8,535

Capitalized mortgage servicing rights                     5,849             2,538           12,386             8,793
Other operating revenue                                   4,184             5,460           14,058            16,838
Gain on sale of assets                                        -                 -            1,232                 -
Operating expense                                        10,248             8,252           27,373            27,150
Provision (recovery) for impairment of
           mortgage servicing rights                     (4,671)            5,900           (3,207)           (1,262)
Gains (losses) on financial instruments, net             (5,047)            2,149           (3,719)           (5,731)
Net income (loss)                                           405              (735)           2,379             1,421

Average assets                                    $     541,151     $     574,786    $     542,326     $     565,167
Average economic capital                                 22,340            25,350           24,260            27,410

Return on assets                                            0.30%          (0.51)%             0.59%            0.34%
Return on economic capital                                  7.20%         (11.53)%            13.11%            6.92%
Efficiency ratio                                           89.21%         (75.75)%            85.26%           79.46%


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

At September 30, 2005, financial instruments with a fair value of $92 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At September 30, 2005, the pre-tax results of this modeling on reported earnings were:


Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights       $ 3,589       $   (6,213)
Fair value of hedging instruments               (3,375)          3,862
                                          ----------------- ----------------
   Net                                     $      214       $     (2,351)
                                          ----------------- ----------------


Table 8 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $3.6 million while a 50 basis point decrease is expected to reduce value by $6.2 million. This considers that there is an upper limit to the appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

The fair value of mortgage servicing rights increased $4.7 million during the third quarter of 2005 compared with an expected increase of $6.0 million. Although mortgage commitment rates increased 50 basis points during the quarter, appreciation in the value of servicing rights was less than expected due to an increase in housing sales which is one of the factors considered in estimating future prepayment speeds.


Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consist of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services.

Wealth management contributed $4.9 million or 10% to consolidated net income for the third quarter of 2005. This compared to $4.2 million or 9% of consolidated net income for the same period of 2004.

Trust and private financial services provided $4.5 million of net income in the third quarter of 2005, a 22% increase over 2004. At September 30, 2005 and 2004, the wealth management line of business was responsible for trust assets with aggregate market values of $25.2 billion and $21.4 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. The Company has sole or joint discretionary authority over $10.0 billion of trust assets at September 30, 2005 compared to $8.5 billion of trust assets at September 30, 2004. Trust assets managed by Colorado State Bank and Trust totaled $2.4 billion at September 30, 2005 compared with $1.9 billion at September 30, 2004.

Brokerage and trading activities provided $462 thousand of net income in the third quarter of 2005 compared to net income of $525 thousand in the third quarter of 2004. Total brokerage and trading revenue, net of interest costs to carry margin assets increased $800 thousand or 8%. Operating expenses increased $707 thousand, including a $482 thousand increase in personnel costs.

Table 9 -  Wealth Management
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       1,604     $         896    $       3,832     $       2,970
NIR (expense) from internal sources                       2,682             2,397            8,521             6,220
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                4,286             3,293           12,353             9,190

Other operating revenue                                  25,126            23,591           75,426            70,711
Operating expense                                        21,372            20,004           65,482            62,918
Net income                                                4,913             4,184           13,491            10,336

Average assets                                    $   1,445,733     $   1,030,882    $   1,523,626     $   1,059,777
Average economic capital                                128,620            69,470          108,340            70,950

Return on assets                                           1.35%             1.61%            1.18%             1.30%
Return on economic capital                                15.15%            23.96%           16.65%            19.46%
Efficiency ratio                                          72.66%            74.41%           74.60%            78.74%


Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust and Bank of Arizona in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $20.5 million or 40% to consolidated net income during the third quarter of 2005. This compares with $14.6 million or 30% of consolidated net income for the same period in 2004. Growth in net income contributed by the regional banks came primarily from operations in Texas, New Mexico and Colorado. Net income for the third quarter of 2005 in Texas and New Mexico increased $2.2 million and $1.3 million, respectively.

Growth in net income from Texas operations resulted primarily from an increase in net interest revenue. Average earning assets increased $256 million. Average loans increased $347 million, or 20% while securities and funds sold to the funds management unit decreased $91 million. Average deposits increased $137 million, or 6%.

The increase in net income from New Mexico operations was also based largely on an increase in net interest revenue. Average earning assets decreased $80 million, or 5%. However, the mix of earning assets improved. Average loans increased $64 million or 11% while funds sold to the funds management unit decreased $139 million. Average deposits in the New Mexico market increased $71 million or 8%.

Colorado State Bank and Trust provided net income of $882 thousand to the third quarter of 2005 compared with a net loss of $1.3 million for the same period of 2004. Earnings growth was provided primarily by net interest revenue which increased $4.0 million. Average assets increased $149 million, or 22%. Funds sold to the funds management unit increased $117 million due primarily to deposit growth. Average loans increased $26 million, or 7%.

Bank of Arizona incurred a net loss of $334 thousand for the third quarter of 2005. Operating expenses included $258 thousand of core deposit intangible asset amortization. The Company's policy is to amortize core deposit intangible assets over the expected life of the acquired deposits using an accelerated method. The weighted average life of the acquired deposits is approximately five years. Operating expenses also included $152 thousand of recruiting expenses.

Table 10 -  Bank of Texas
 (Dollars in Thousands)
                                             Three months ended Sept. 30,        Nine months ended Sept. 30,
                                         ---------------------------------- ----------------------------------
                                                2005              2004             2005              2004
                                            ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources      $      37,574     $      31,400    $     107,769     $      88,733
NIR (expense) from internal sources             (2,996)           (1,261)          (7,300)           (3,614)
                                            -------------     -------------    --------------    -------------
Total net interest revenue                      34,578            30,139          100,469            85,119

Other operating revenue                          6,172             5,603           17,806            16,696
Operating expense                               19,653            17,570           60,594            53,719
Net loans charged off                              503               990            1,876             3,502
Net income                                      13,389            11,165           36,561            29,014

Average assets                           $   3,298,673     $   3,086,161    $   3,328,361     $   3,107,050
Average economic capital                       176,360           158,080          174,080           165,850
Average invested capital                       343,450          325,160           341,160           332,940

Return on assets                                   1.61%           1.44%              1.47%            1.25%
Return on economic capital                        30.12%          28.10%             28.08%           23.37%
Return on average invested capital                15.47%          13.66%             14.33%           11.64%
Efficiency ratio                                  48.23%          49.16%             51.23%           52.76%


Table 11 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      15,065     $      12,064    $      42,449     $      33,844
NIR (expense) from internal sources                      (2,839)           (1,269)          (7,285)           (3,334)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                               12,226            10,795           35,164            30,510

Other operating revenue                                   4,567             3,864           12,850            10,883
Operating expense                                         7,614             7,680           22,997            23,218
Net loans charged off                                       407               301              828             1,146
Net income                                                5,360             4,081           14,780            10,405

Average assets                                    $   1,645,963     $   1,621,976    $   1,634,236     $   1,629,700
Average economic capital                                 75,000            64,270           71,790            68,390
Average invested capital                                 94,090           83,360            90,880            87,480

Return on assets                                            1.29%           1.00%              1.21%            0.85%
Return on economic capital                                 28.35%          25.26%             27.53%           20.32%
Return on average invested capital                         22.60%          19.48%             21.74%           15.89%
Efficiency ratio                                           45.34%          52.39%             47.90%           56.09%

Table 12 - Bank of Arkansas
 (Dollars in Thousands)
                                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       3,082     $       2,102    $       8,877     $       6,570
NIR (expense) from internal sources                      (1,082)             (526)          (2,743)           (1,468)
                                                     -------------     -------------    --------------    -------------
Total net interest revenue                                2,000             1,576            6,134             5,102

Other operating revenue                                     903               378            1,679             1,022
Operating expense                                           967               978            2,961             2,950
Net loans charged off                                        (5)               25               18               (29)
Net income                                                1,186               581            2,954             1,957

Average assets                                    $     267,751     $     266,951    $     267,702     $     269,931
Average economic capital                                 11,010            11,680           11,720            11,590
Average invested capital                                 11,010           11,680            11,720            11,590

Return on assets                                            1.76%           0.87%              1.48%            0.97%
Return on economic capital                                 42.74%          19.79%             33.70%           22.55%
Return on average invested capital                         42.74%          19.79%             33.70%           22.55%
Efficiency ratio                                           33.31%          50.05%             37.90%           48.17%


Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2005              2004             2005              2004
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       9,281     $       6,194    $      24,906     $      16,743
NIR (expense) from internal sources                      (3,279)           (4,144)          (8,385)           (5,060)
                                                    -------------     -------------    --------------    -------------
Total net interest revenue                                6,002             2,050           16,521            11,683

Other operating revenue                                   2,421             1,969            7,420             6,233
Operating expense                                         6,138             6,050           17,697            16,466
Net loans charged off                                       840                (8)           2,491               116
Net income (loss)                                           882            (1,267)           2,293               815

Average assets                                    $     810,933     $     662,429    $     829,057     $     671,323
Average economic capital                                 50,090            35,310           44,260            27,500
Average invested capital                                 92,070           77,290            86,240            69,480

Return on assets                                            0.43%          (0.76)%             0.37%            0.16%
Return on economic capital                                  6.99%         (14.27)%             6.93%            3.96%
Return on average invested capital                          3.80%          (6.52)%             3.55%            1.57%
Efficiency ratio                                           72.87%         150.53%             73.92%           91.91%

Table 14 - Bank of Arizona ***
 (Dollars in Thousands)
                                         Three months    Nine months
                                            ended            ended
                                         Sept. 30, 2005 Sept. 30, 2005
                                       ---------------- -----------------
NIR (expense) from external sources    $        3,557    $     6,523
NIR (expense) from internal sources           (1,338)         (2,333)
                                          ------------- -----------------
Total net interest revenue                      2,219          4,190

Other operating revenue                           324            670
Operating expense                               3,230          6,285
Net loans charged off                               2             23
Net income (loss)                               (334)           (798)

Average assets                         $      117,387     $   95,899
Average economic capital                       14,390          6,330
Average invested capital                       31,040         22,980

Return on assets                              (1.13)%           (1.11)%
Return on economic capital                    (9.21)%          (16.86)%
Return on average invested capital            (4.27)%           (4.64)%
Efficiency ratio                              127.02%          129.32%

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

The amortized cost of available for sale securities at September 30, 2005 and June 30, 2005 totaled $4.9 billion. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, the Company holds mortgage-backed securities as part of its overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. The Company evaluates this risk through extensive modeling both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
2.8 years at September 30, 2005 and June 30, 2005.

The Company recognized a $2.0 million other-than-temporary impairment in the third quarter of 2005 on available for sale securities it intends to sell. Remaining net unrealized losses on available for sale securities totaled $71 million at September 30, 2005 compared with $46 million at June 30, 2005. The increase in net unrealized losses was due primarily to rising interest rates. The aggregate gross amount of unrealized losses at September 30, 2005 totaled $74 million. Management evaluated the securities with unrealized losses to determine if the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. It is believed, based on currently available information and the Company's evaluation, that the unrealized losses in these securities were temporary.

Loans

The aggregate loan portfolio at September 30, 2005 totaled $8.9 billion, a $369 million or 17% annualized increase since June 30, 2005.

---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans
(In thousands)
                                         Sept. 30,        June 30,         March 31,      Dec. 31,         Sept. 30,
                                           2005             2005             2005           2004             2004
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,350,835    $   1,278,885   $   1,174,498   $   1,223,195    $   1,097,191
  Manufacturing                            484,662          483,211         468,615         484,423          479,866
  Wholesale/retail                         804,628          777,440         696,066         699,318          737,235
  Agriculture                              238,950          244,687         263,382         262,436          262,171
  Healthcare                               476,616          434,132         441,651         424,257          464,560
  Services                               1,419,342        1,340,411       1,263,527       1,190,814        1,180,324
  Other commercial and industrial          292,657          301,013         283,107         291,393          277,102
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   5,067,690        4,859,779       4,590,846       4,575,836        4,498,449
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        605,457          542,049         518,137         457,399          467,396
  Multifamily                              225,074          237,904         224,533         231,985          236,240
  Other real estate loans                1,142,093        1,081,906         975,115         931,726          917,488
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       1,972,624        1,861,859       1,717,785       1,621,110        1,621,124
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,166,559        1,151,674       1,215,022       1,198,918        1,120,761
  Residential mortgages held for sale       46,306           74,410          44,429          40,262           82,053
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,212,865        1,226,084       1,259,451       1,239,180        1,202,814
---------------------------------------------------------------------------------------------------------------------

Consumer                                   630,389          566,958         517,884         492,841          461,779
---------------------------------------------------------------------------------------------------------------------

  Total                              $   8,883,568    $   8,514,680   $   8,085,966   $   7,928,967    $   7,784,166
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio increased $208 million during the third quarter of 2005. The energy portion of the portfolio increased $72 million. Energy loans totaled $1.4 billion or 15% of total loans at September 30, 2005. Approximately $1.1 billion was to oil and gas producers. The amount of credit available to these customers generally depends on the value of their proven energy reserves based on current prices. This portion of the energy loan portfolio provided much of the quarter's loan growth. Exploration and acquisition activities have increased based on the expectation that the markets have set a higher floor for energy prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. Services comprised 16% of the total loan portfolio and consists of loans to a variety of businesses. Approximately $1.0 billion of the services category consists of loans with outstanding balances less than $10 million. Agriculture included $200 million of loans to the cattle industry. Other notable loan concentrations by primary industry of the borrowers are presented in Table 15.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2005, the outstanding principal balance of these loans totaled $1.1 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 29% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.0 billion or 22% of the loan portfolio at September 30, 2005. The outstanding balance of commercial real estate loans increased $111 million since June 30, 2005, an annualized growth rate of 24%. Construction and land development included $480 million for single family residential lots and premises, up $64 million, or 15% since June 30, 2005. This growth resulted from expanded builder loans. The major components of other commercial real estate loans were retail facilities - $323 million and office buildings - $461 million. Commercial real estate loans secured by office buildings increased $41 million, or 10%, during the quarter.

Residential mortgage loans, excluding loans held for sale, included $347 million of home equity loans, $369 million of loans held in conjunction with business relationships, $236 million of adjustable rate mortgages and $183 million of loans held for community development. Consumer loans included $348 million of indirect automobile loans. Indirect automobile loans grew $61 million during the third quarter due to increased demand. Substantially all of these loans were purchased from dealers in Oklahoma, although the Company began indirect automobile lending activities in Arkansas during the third quarter of 2005.

Table 16 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans by Principal Market Area
(In thousands)

                                         Sept. 30,        June 30,        March 31,        Dec. 31,         Sept. 30,
                                           2005             2005            2005             2004             2004
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,101,209    $   3,026,311   $   2,871,566   $   2,847,470    $   2,914,917
   Commercial real estate                  890,737          856,617         791,816         744,724          746,444
   Residential mortgage                    839,344          827,431         936,375         901,648          819,537
   Residential mortgage held for sale       46,306           74,410          44,429          40,262           82,053
   Consumer                                472,899          425,318         389,571         367,947          343,680
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,350,495    $   5,210,087   $   5,033,757   $   4,902,051    $   4,906,631
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   1,294,606    $   1,182,307   $   1,135,509   $   1,120,069    $     994,335
   Commercial real estate                  537,576          509,472         477,487         459,067          467,935
   Residential mortgage                    196,593          196,457         177,919         191,296          195,393
   Consumer                                 89,329           90,245          85,626          86,732           87,371
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,118,104    $   1,978,481   $   1,876,541   $   1,857,164    $   1,745,034
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Commercial                        $     354,087    $     340,378   $     325,069   $     354,904    $     331,027
   Commercial real estate                  223,236          219,175         218,357         196,832          195,390
   Residential mortgage                     65,203           63,821          62,015          63,043           64,105
   Consumer                                 15,195           15,813          12,306          13,260           11,687
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     657,721    $     639,187   $     617,747   $     628,039    $     602,209
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Commercial                        $      54,703    $      54,703   $      51,026   $      61,934    $      64,789
   Commercial real estate                   85,600           76,803          75,024          74,478           69,075
   Residential mortgage                     12,097           11,674          10,771          11,238            9,022
   Consumer                                 20,397            4,560           3,599           3,858            4,998
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     172,797    $     147,740   $     140,420   $     151,508    $     147,884
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     219,208    $     210,142   $     207,676   $     191,459    $     193,381
   Commercial real estate                  132,741          125,120         120,844         118,134          142,280
   Residential mortgage                     26,186           27,292          27,942          31,693           32,704
   Consumer                                 26,126           27,996          26,782          21,044           14,043
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     404,261    $     390,550   $     383,244   $     362,330    $     382,408
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $      43,877    $      45,938   $           -   $           -    $           -
   Commercial real estate                  102,734           74,672          34,257          27,875                -
   Residential mortgage                     27,136           24,999               -               -                -
   Consumer                                  6,443            3,026               -               -                -
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     180,190    $     148,635   $      34,257   $      27,875    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $   8,883,568    $   8,514,680   $   8,085,966   $   7,928,967    $   7,784,166
                                    ---------------------------------------------------------------------------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $3.9 billion and standby letters of credit which totaled $524 million at September 30, 2005. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

These programs create credit risk for potential amounts due to the Company from its customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit, and reviewed by the Asset / Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit rating, these limits are reduced and additional margin collateral is required.

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

Derivative contracts are carried at fair value. At September 30, 2005, the fair value of derivative contracts reported as assets under these programs totaled $644 million. This included energy contracts with fair values of $614 million, interest rate contracts with fair values of $15 million and foreign exchange contracts with fair values of $12 million. The aggregate fair values of related derivative contracts reported as liabilities totaled $648 million. Approximately 95% of the fair value of net asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 5% was with counterparties, consisting primarily of highly rated financial institutions and energy companies. The maximum net exposure to any single customer or counterparty totaled $114 million.

The Company's policy had been to carry all derivative contracts at fair value on a gross asset / gross liability basis. Changes in energy prices during the third quarter of 2005 caused significant increases in the fair values of both derivative assets and liabilities. The potential impact of these increases on regulatory capital ratios caused the Company to adopt FASB Interpretation No. 39, "Offsetting Amounts Related to Certain Contracts" ("FIN 39"). FIN 39 permits reporting derivative assets and liabilities on a net by counterparty basis provided certain specified criteria are met. These criteria require written bilateral netting agreements between the Company and each of its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts. Derivative contracts for prior periods have been reclassified for consistent presentation.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $110 million at September 30, 2005, $109 million at June 30, 2005 and $114 million at September 30, 2004. These amounts represented 1.24%, 1.29% and 1.48% of outstanding loans, excluding loans held for sale, at September 30, 2005, June 30, 2005, and September 30, 2004, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 293% of the outstanding balance of nonperforming loans at September 30, 2005, compared with 269% at June 30, 2005 and 220% at September 30, 2005. Net loans charged off during the third quarter of 2005 totaled $3.3 million, compared with $2.3 million for the second quarter of 2005 and $4.8 million for the same period in 2004.

Credit risk from loan commitments and letters of credit are considered in the evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained and is included in other liabilities within the balance sheet. Table 17 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented to facilitate comparison with peer banks and others who have not adopted this preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses. Losses on outstanding commitments would occur after the commitment is funded and collection efforts are exhausted.

------------------------------------------------------------------------------------------------------------------------------
Table 17 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 Sept. 30,          June 30,       March 31,       Dec. 31,         Sept. 30,
                                                   2005               2005           2005            2004             2004
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     108,885     $     108,958   $     108,618  $     113,719    $     114,704
   Loans charged off:
      Commercial                                      819             1,641           1,438          4,195            2,712
      Commercial real estate                          730                90           1,715            100              254
      Residential mortgage                            382               423             181            493              392
      Consumer                                      3,380             2,890           2,490          3,384            3,521
------------------------------------------------------------------------------------------------------------------------------
      Total                                         5,311             5,044           5,824          8,172            6,879
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      711             1,435           1,099            533              811
      Commercial real estate                            7                73              29              9                -
      Residential mortgage                             21                16              10             11              125
      Consumer                                      1,238             1,233           1,508          1,189            1,163
------------------------------------------------------------------------------------------------------------------------------
      Total                                         1,977             2,757           2,646          1,742            2,099
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               3,334             2,287           3,178          6,430            4,780
Provision for loan losses                           4,071             1,142           3,518          1,329            3,795
Additions due to acquisitions                           -             1,072               -              -                -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     109,622     $     108,885   $     108,958  $     108,618    $     113,719
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      17,889     $      16,984   $      18,502  $      15,392    $       14,201
Provision for off-balance sheet credit losses         (95)              873          (1,518)         3,110             1,191
Additions due to acquisitions                           -                32               -              -                 -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      17,794     $      17,889   $      16,984  $      18,502    $       15,392
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       3,976     $       2,015   $       2,000  $       4,439    $        4,986
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans
    outstanding at period-end (1)                    1.24%             1.29%           1.35%          1.38%            1.48%
Net charge-offs (annualized)
    to average loans (1)                             0.16              0.11            0.16           0.33             0.25
Total provision for credit losses
    (annualized) to average loans (1)                0.19              0.10            0.10           0.23             0.26
Recoveries to gross charge-offs                     37.22             54.66           45.43          21.32            30.51
Reserve for loan losses as a multiple of
    net charge-offs (annualized)                     8.22x            11.90x           8.57x          4.22x            5.95x
Reserve for off-balance sheet credit
    losses to off-balance sheet credit commitments   0.41%             0.42%           0.41%          0.48%            0.42%
Combined reserves for credit losses to
    loans outstanding at period-end (1)              1.44              1.50            1.57           1.61             1.68
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At September 30, 2005, specific impairment reserves totaled $6.5 million on total impaired loans of $28 million.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At September 30, 2005, the ranges of potential losses for the more significant factors were:

General economic conditions - $9.0 million to $14.7 million
Concentration in large loans - $1.7 million to $ 3.4 million

The provision for credit losses totaled $4.0 million for the third quarter of 2005, compared with $2.0 million for the second quarter of 2005 and $5.0 million for the third quarter of 2004. Factors considered in determining the provision for credit losses included an increase in net losses incurred during the third quarter, concerns about the effect of changes in interest rates and energy prices on the commercial real estate and commercial loan portfolios and potential disruption to the economy from recent storms in the Gulf coast, including Houston. These factors were partially offset by reductions in the outstanding balances of criticized and classified loans and the number of past due, nonperforming and potential problem loans.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $42 million at September 30, 2005 and $46 million at June 30, 2005 is presented in Table 18. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans totaled $37 million at September 30, 2005 and $41 million at June 30, 2005. Newly identified nonaccruing loans totaled $4.7 million during the third quarter of 2005. Nonaccruing loans decreased $2.0 million from a loan that was returned to accrual status after a period of satisfactory performance, $1.5 million for loans charged off or foreclosed, and $4.7 million for cash payments received.

---------------------------------------------------------------------------------------------------------------------
Table 18 - Nonperforming Assets
(In thousands)
                                                   Sept. 30,     June 30,      March 31,     Dec. 31,      Sept. 30,
                                                     2005         2005           2005          2004          2004
                                               ----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    17,920   $    21,173   $    29,116  $    33,195   $    36,526
   Commercial real estate                            10,422        11,722        12,671       10,144         8,293
   Residential mortgage                               8,531         7,154         7,533        8,612         6,228
   Consumer                                             480           478           483          709           729
---------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            37,353        40,527        49,803       52,660        51,776
Other nonperforming assets                            5,069         5,062         3,187        3,763         6,038
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    42,422   $    45,589   $    52,990  $    56,423   $    57,814
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        293.48%       268.67%       218.78%      206.26%       219.64%
 Combined reserves for credit
    losses to nonaccrual loans                      341.11        312.81        252.88        241.40       249.36
 Nonaccrual loans to period-end loans (2)             0.42          0.48          0.62         0.67          0.67
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    10,027   $     7,125    $    6,782   $    7,649   $     9,173
---------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     3,646   $     3,713   $     2,650  $     2,308   $     2,354
(2) Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------


The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information, however, causes management concerns as to the borrowers' ability to comply with current repayment terms. Potential problem loans totaled $30 million at September 30, 2005 and $38 million at June 30, 2005. The reduction in potential problem loans during the quarter was due primarily to the payoff of a $7.6 million credit. The current composition of potential problem loans by primary industry included healthcare - $9 million, real estate - $6 million, services - $5 million and energy - $4 million.


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

Average deposits grew $288 million, a 12% annualized rate for third quarter of 2005. Core deposits, excluding public funds and brokered deposits, grew at an annualized rate of 9%. Average core deposits comprised 52% of total deposits for both the third and second quarters of 2005. Deposit accounts with balances in excess of $100,000 represented 39% and 38% of total deposits for the third quarter and second quarter of 2005, respectively. Average deposits in excess of

$100,000 increased at a 15% annualized rate for the third quarter of 2005.

Average brokered time deposits totaled $384 million for the third quarter of 2005, compared with $302 million for the preceding quarter. The Company increased brokered time deposits by $210 million during the third quarter of 2005. The weighted average fixed-rate cost of these deposits was 4.02%. Interest rate swaps, which have been designated as fair value hedges, convert the cost of these deposits to floating rate approximately equal to 30-day LIBOR.

The distribution of deposit  accounts among principal  markets is shown in Table
19.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Deposits by Principal Market Area
(In thousands)
                                         Sept. 30,       June 30,         March 31,       Dec. 31,         Sept. 30,
                                           2005            2005             2005            2004             2004
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     959,169   $   1,028,640    $   1,091,132   $   1,095,228    $   1,045,981
   Interest-bearing:
     Transaction                         2,411,175       2,367,511        2,235,950       2,291,089        2,167,279
     Savings                                86,220          89,972           93,655          87,597           92,275
     Time                                2,728,224       2,450,730        2,511,465       2,505,849        2,543,292
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                5,225,619       4,908,213        4,841,070       4,884,535        4,802,846
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   6,184,788   $   5,936,853    $   5,932,202   $   5,979,763    $   5,848,827
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     533,475   $     478,855    $     628,043   $     617,808    $     587,181
   Interest-bearing:
     Transaction                         1,299,279       1,292,938        1,111,808       1,119,893        1,118,960
     Savings                                29,620          29,635           30,695          30,331           32,244
     Time                                  633,785         606,528          601,397         571,993          581,017
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,962,684       1,929,101        1,743,900       1,722,217        1,732,221
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,496,159   $   2,407,956    $   2,371,943   $   2,340,025    $   2,319,402
                                    ---------------------------------------------------------------------------------

Albuquerque:
   Demand                            $     155,517   $     139,107    $     133,309   $     136,599    $     146,163
   Interest-bearing:
     Transaction                           338,706         306,230          314,067         320,118          345,851
     Savings                                17,614          17,875           18,428          17,885           18,102
     Time                                  454,561         449,180          434,131         411,939          385,139
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  810,881         773,285          766,626         749,942          749,092
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     966,398   $     912,392    $     899,935   $     886,541    $     895,255
                                    ---------------------------------------------------------------------------------

Northwest Arkansas:
   Demand                            $      13,772   $      10,890    $      14,922   $      14,489    $      15,242
   Interest-bearing:
     Transaction                            23,335          24,816           23,555          26,882           24,462
     Savings                                 1,268           1,284            1,405           1,434            1,302
     Time                                   81,510          83,388           88,031          99,677          107,576
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  106,113         109,488          112,991         127,993          133,340
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     119,885   $     120,378    $     127,913   $     142,482    $     148,582
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      51,978   $      32,044    $      73,383   $      62,995    $      61,865
   Interest-bearing:
     Transaction                           216,718         228,881          220,618         189,106          203,349
     Savings                                16,568          16,791           22,140          19,092           19,085
     Time                                  221,753         117,130           86,406          54,394           43,076
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  455,039         362,802          329,164         262,592          265,510
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     507,017   $     394,846    $     402,547   $     325,587    $     327,375
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      42,784   $      60,412    $           -   $           -    $           -
   Interest-bearing:
     Transaction                            71,510          56,624                -               -                -
     Savings                                 3,862           4,771                -               -                -
     Time                                    6,802           6,574                -               -                -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   82,174          67,969                -               -                -
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     124,958   $     128,381    $           -   $           -    $           -
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  10,399,205   $   9,900,806    $   9,734,540   $   9,674,398    $   9,539,441
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $125 million unsecured revolving line of credit with certain banks that matures in December 2006. The outstanding principal balance of this credit agreement was paid off during the second quarter of 2005 with the proceeds of a $150 million subordinated debt. Interest is based on LIBOR plus a defined margin that is determined by the principal balance outstanding and our credit rating or a base rate. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the prime rate. A fee of 20 basis points is assessed on the unused committed balance. This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds and to pay cash dividends on common stock. These covenants also require BOK Financial and its subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at September 30, 2005.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks collectively could declare up to $147 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $83 million under this policy. The maximum amount of dividends that could be declared under this policy decreased $37 million compared with June 30, 2005. The decreased dividend capacity reflected additional capital required to support the Company's loan and derivative asset growth during the third quarter.

Shareholders' equity for BOK Financial totaled $1.5 billion at September 30, 2005, an increase of $33 million since June 30, 2005. Net income provided $51 million to this increase. Shareholders' equity decreased $15 million due to net unrealized losses on available for sale securities. A cash dividend of $6.6 million or $0.10 per common share was paid during the third quarter of 2005. The remaining increase in capital during the first quarter of 2005 resulted primarily from activity in employee stock options.

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

--------------------------------------------------------------------------------------------------------------------
Table 20 - Capital Ratios                    Sept. 30,       June 30,      March 31,      Dec. 31,      Sept. 30,
                                               2005            2005           2005          2004          2004
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.54%           9.36%          9.70%          9.38%         9.36%
Risk-based capital:
  Tier 1 capital                               9.71            9.84          10.19          10.02          9.82
  Total capital                               12.04           12.54          11.78          11.67         11.56
Leverage                                       8.01            8.08           8.36           7.94          7.81

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

The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on September 30, 2005 was $48.17 per share.

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

Responsibility for managing market risk rests with the Asset / Liability Committee that operates under policy guidelines established by the Board of Directors. The acceptable variation in net interest revenue, net income or economic value of equity due to a specified basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.


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

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the third quarter of 2005 net interest revenue decreased $367 thousand from periodic settlements of these contracts. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses. A net gain of $967 thousand was recognized in 2005 compared to a net loss of $506 thousand in 2004 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from these swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next twelve and 24 months based on eight interest rate scenarios. Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. The first assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 200 basis point decrease in interest rates. An independent source is used to determine the most likely interest rate scenario.

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


Table 21 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                         Increase                       Decrease
                                 --------------------------    ---------------------------    -------------------------
                                          200 bp                         200 bp                     Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2005         2004            2005          2004             2005         2004
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $     9,378    $ 7,635         $ (5,426)        ***          $     7,917     $ 4,791
                                          1.9%       1.7%            (1.1)%       ***                  1.6%        1.1%
-----------------------------------------------------------------------------------------------------------------------
***A 200 basis point decrease was not computed in 2004 due to low market interest rates.


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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.6 million. At September 30, 2005, the VAR was $342 thousand. The greatest value at risk during the quarter was $1.4 million.

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

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                                  2005             2004                2005                2004
                                                               --------------------------------------------------------------------
Interest Revenue
Loans                                                       $    144,747    $    104,092              396,523             297,358
Taxable securities                                                51,946          50,847              152,578             147,684
Tax-exempt securities                                              1,833           1,861                5,408               5,499
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities                                               53,779          52,708              157,986             153,183
-----------------------------------------------------------------------------------------------------------------------------------
Trading                                                              144             136                  479                 473
securities
Funds sold and resell agreements                                     386              91                  706                 183
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest revenue                                        199,056         157,027              555,694             451,197
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                          54,503          37,213              145,950             103,837
Borrowed funds                                                    27,248           9,663               67,105              24,747
Subordinated debentures                                            4,477           1,766                9,684               5,832
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                         86,228          48,642              222,739             134,416
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                             112,828         108,385              332,955             316,781
Provision for Credit Losses                                        3,976           4,986                7,991              16,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Credit Losses           108,852         103,399              324,964             300,781
-----------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                     11,366          10,209               33,106              31,386
Transaction card revenue                                          18,526          16,677               53,048              48,218
Trust fees and commissions                                        16,376          15,091               48,651              42,739
Service charges and fees on deposit accounts                      25,619          24,292               73,139              70,375
Mortgage banking revenue                                           9,535           6,606               23,663              21,905
Leasing revenue                                                      667             723                2,009               2,470
Other revenue                                                      8,823           5,243               23,038              17,641
-----------------------------------------------------------------------------------------------------------------------------------
Total fees and commissions                                        90,912          78,841              256,654             234,734
-----------------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                                               81              78                6,990                 797
Gain (loss) on securities, net                                    (4,744)          2,673               (5,115)             (4,055)
Gain (loss) on derivatives, net                                      606            (506)               1,073              (1,300)
-----------------------------------------------------------------------------------------------------------------------------------
Total other operating revenue                                     86,855          81,086              259,602             230,176
-----------------------------------------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                                         66,533          60,524              190,305             178,543
Business promotion                                                 4,494           3,671               12,794              10,852
Contribution of stock to BOK Charitable Foundation                     -               -                    -               4,125
Professional fees and services                                     3,951           3,658               12,062              11,551
Net occupancy and equipment                                       12,587          11,733               37,331              35,316
Data processing and communications                                17,492          14,918               48,972              44,829
Printing, postage and supplies                                     3,846           3,770               11,090              10,217
Amortization of intangible assets                                  1,801           1,991                5,146               6,250
Mortgage banking costs                                             4,268           3,962               11,268              14,238
Provision (recovery) for impairment of mortgage
     servicing rights                                             (4,671)          5,900               (3,207)             (1,262)
Other expense                                                      6,733           4,075               19,442              14,983
-----------------------------------------------------------------------------------------------------------------------------------
Total other operating expense                                    117,034         114,202              345,203             329,642
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                               78,673          70,283              239,363             201,315
Federal and state income tax                                      27,846          22,501               86,016              68,848
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                  $     50,827    $     47,782           $  153,347        $    132,467
-----------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
-----------------------------------------------------------------------------------------------------------------------------------
   Basic                                                    $      0.77     $      0.79           $      2.42         $      2.21
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                  $      0.76     $      0.72           $      2.29         $      1.99
-----------------------------------------------------------------------------------------------------------------------------------

Average Shares Used in Computation:
-----------------------------------------------------------------------------------------------------------------------------------
   Basic                                                        66,427,447      59,197,676          63,239,165          59,132,074
-----------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                      67,105,539      66,802,600          67,013,525          66,722,933
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                  September 30,    December 31,      September 30,
                                                                      2005             2004               2004
                                                                  --------------------------------------------------
                                                                   (Unaudited)                        (Unaudited)
Assets
Cash and due from banks                                        $      564,987    $      503,715    $      521,697
Funds sold and resell agreements                                       49,475            27,376            49,674
Trading securities                                                     38,032             9,692            12,742
Securities:
  Available for sale                                                4,455,980         4,080,696         4,146,873
  Available for sale securities pledged to creditors                  368,118           512,494           548,637
  Investment (fair value:  September 30, 2005 - $240,179;
    December 31, 2004 - $222,636;
    September 30, 2004 - $221,350)                                    243,161           221,094           218,886
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,067,259         4,814,284         4,914,396
--------------------------------------------------------------------------------------------------------------------
Loans                                                               8,883,568         7,928,967         7,784,166
Less reserve for loan losses                                         (109,622)         (108,618)         (113,719)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             8,773,946         7,820,349         7,670,447
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           177,084           172,643           171,617
Accrued revenue receivable                                             88,721            79,644            71,982
Intangible assets, net                                                258,478           242,594           244,483
Mortgage servicing rights, net                                         52,872            45,678            46,227
Real estate and other repossessed assets                                5,069             3,763             6,038
Bankers' acceptances                                                   40,170            31,799            24,105
Receivable on unsettled security transactions                               -            56,873            22,589
Derivative contracts                                                  643,703           380,051           150,817
Other assets                                                          579,806           206,953           217,550
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   16,339,602    $   14,395,414    $   14,124,364
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,756,695    $    1,927,119    $    1,856,432
Interest-bearing deposits:
  Transaction                                                       4,360,723         3,947,088         3,859,901
  Savings                                                             155,152           156,339           163,008
  Time                                                              4,126,635         3,643,852         3,660,100
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   10,399,205         9,674,398         9,539,441
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,173,791         1,555,507         1,717,639
Other borrowings                                                    1,051,228         1,015,000         1,022,347
Subordinated debentures                                               296,401           151,594           153,121
Accrued interest, taxes and expense                                    70,667            71,062            57,228
Bankers' acceptances                                                   40,170            31,799            24,105
Due on unsettled security transactions                                 11,198                 -                 -
Derivative contracts                                                  661,253           387,292           156,467
Other liabilities                                                     122,147           110,268            97,357
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         14,826,060        12,996,920        12,767,705
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                             -                12                12
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  September 30, 2005 - 67,648,551;  December 31, 2004
  -  60,420,811; September 30, 2004 - 60,186,377)                           4                 4                 4
Capital surplus                                                       646,737           631,747           624,257
Retained earnings                                                     948,928           809,261           763,081
Treasury stock (shares at cost: September 30, 2005 - 1,127,624;
  December 31, 2004 - 998,393; September 30, 2004 - 950,206)          (36,561)          (30,905)          (28,714)
Accumulated other comprehensive loss                                  (45,566)          (11,625)           (1,981)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,513,542         1,398,494         1,356,659
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   16,339,602    $   14,395,414    $   14,124,364
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                                             Accumulated
                                                                Other
                         Preferred Stock       Common Stock Comprehensive                       Treasury Stock
                       ------------------------------------    Income      Capital  Retained  --------------------
                         Shares   Amount    Shares   Amount    (Loss)      Surplus  Earnings    Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2003     250,000    $  12    58,056     $  4   $ 8,459   $546,594   $698,052     849   $(24,491) $1,228,630
Comprehensive income:
  Net income                  -        -         -        -         -          -    132,467       -          -     132,467
  Other comprehensive
     income, net of tax (1)   -        -         -        -    (10,440)        -          -       -          -     (10,440)
                                                                                                                 ----------
    Comprehensive income                                                                                           122,027
                                                                                                                 ----------
Exercise of stock options     -        -       381        -         -      6,427          -      74     (3,184)      3,243
Conversion of preferred
     stock to common        (13)       -         -        -         -          -          -       -          -           -
Tax benefit on exercise of
     stock options            -        -         -        -         -      4,117          -       -          -       4,117
Stock-based compensation      -        -         -        -         -        181          -       -          -         181
Cash dividends on
  preferred stock             -        -         -        -         -         -      (1,500)      -          -      (1,500)
Dividends paid in
  shares of common stock:
     Common stock             -        -     1,749        -         -     66,938    (65,938)     27     (1,039)        (39)
---------------------------------------------------------------------------------------------------------------------------

Balances at
  September 30, 2004    249,987   $   12    60,186   $    4  $ (1,981)  $624,257   $763,081     950   $(28,714) $1,356,659
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2004     249,975     $  12   60,421   $    4  $ (11,625) $631,747   $809,261     998   $(30,905) $1,398,494

Comprehensive income:
   Net income                 -         -        -        -          -        -     153,347       -         -      153,347
   Other comprehensive
    income, net of tax (1)    -         -        -        -    (33,941)       -           -       -         -      (33,941)
                                                                                                                 ----------
    Comprehensive income                                                                                           119,406
                                                                                                                 ----------
Treasury stock purchase       -         -        -        -          -         -          -      60    (2,439)      (2,439)
Exercise of stock options     -         -      307        -          -     7,022          -      70    (3,217)       3,805
Conversion of preferred
  stock to common      (249,975)      (12)   6,921        -          -        12          -       -         -            -
Tax benefit on exercise of
   stock options              -         -        -        -          -     1,878          -       -         -        1,878
Stock-based compensation      -         -        -        -          -     6,078          -       -         -        6,078
Cash dividends on:
   Preferred stock            -         -        -        -          -        -        (375)      -         -         (375)
   Common stock               -         -        -        -          -        -     (13,305)      -         -      (13,305)
---------------------------------------------------------------------------------------------------------------------------

Balances at
    September 30, 2005        -    $    -   67,649   $    4   $(45,566)$ 646,737  $ 948,928   1,128  $(36,561)   $1,513,542
---------------------------------------------------------------------------------------------------------------------------

(1)                                       September 30, 2005  September 30, 2004
Changes in other comprehensive income:
  Unrealized losses on securities        $      (56,048)     $     (21,211)
  Unrealized losses on cash flow hedges          (2,046)                -
  Tax benefit on unrealized losses               20,876             8,293
  Reclassification adjustment for losses
    realized and included in net income           5,115             4,055
  Reclassification adjustment for tax
    benefit on realized losses                   (1,838)           (1,577)
                                         --------------------------------------
Net change in other comprehensive income
    (loss)                                $     (33,941)     $    (10,440)
                                         --------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                   Nine Months Ended Sept. 30,
                                                                              --------------------------------------
                                                                                      2005               2004
                                                                              --------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    153,347      $    132,467
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                          7,991            16,000
  Recovery for mortgage servicing rights impairment                                   (3,207)           (1,262)
  Unrealized losses from derivatives                                                  12,085             4,568
  Stock-based compensation                                                             3,817             7,708
  Tax benefit on exercise of stock options                                             1,878             4,117
  Depreciation and amortization                                                       33,658            36,439
  Net accretion of securities discounts and premiums                                  (1,013)           (1,753)
  Net gain on sale of assets                                                         (14,108)           (4,822)
  Mortgage loans originated for resale                                              (584,780)         (496,770)
  Proceeds from sale of mortgage loans held for resale                               569,728           509,223
  Change in trading securities                                                       (28,340)           (4,919)
  Change in accrued revenue receivable                                                (9,077)            2,998
  Change in other assets                                                              (9,238)          (33,500)
  Change in accrued interest, taxes and expense                                         (395)          (28,181)
  Change in other liabilities                                                        (29,855)           36,093
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            102,491           178,406
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   50,956            57,009
  Proceeds from maturities of available for sale securities                          764,647           714,693
  Purchases of investment securities                                                 (73,269)          (88,016)
  Purchases of available for sale securities                                      (2,167,719)       (2,901,008)
  Proceeds from sales of available for sale securities                             1,110,707         1,969,077
  Loans originated or acquired net of principal collected                         (1,016,092)         (379,988)
  Proceeds from (payments on) derivative asset contracts                               4,857           (20,335)
  Net change in other investment assets                                               32,541             6,157
  Proceeds from disposition of assets                                                 86,453            62,273
  Purchases of assets                                                                (36,748)          (25,700)
  Cash and cash equivalents of subsidiaries and branches acquired and sold, net      (29,093)                -
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                           (1,272,760)         (605,838)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           242,024            34,204
  Net change in time deposits                                                        486,471           285,374
  Net change in other borrowings                                                     749,514           113,668
  Pay down of other borrowings                                                       (95,000)                -
  Issuance of subordinated debenture                                                 147,855                 -
  Proceeds from (payments on) derivative liability contracts                         (10,321)           21,192
  Net change in derivative margin accounts                                          (322,660)          (70,403)
  Change in amount receivable (due) on unsettled security transactions                68,071           (30,848)
  Issuance of preferred, common and treasury stock, net                                3,805             3,243
  Repurchase of common stock                                                          (2,439)                -
  Dividends paid                                                                     (13,680)           (1,539)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,253,640           354,891
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                             83,371           (72,541)
Cash and cash equivalents at beginning of period                                     531,091           643,912
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    614,462      $    571,371
--------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $    218,974      $    137,839
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     81,065      $     63,553
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $      6,138      $      4,654
--------------------------------------------------------------------------------------------------------------------
Payment of dividends in common stock                                            $          -      $     65,899
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

(2) Acquisitions

BOK Financial acquired all of the outstanding common stock of Valley Commerce Bancorp, Ltd. ("VCB") for $32.0 million in cash effective April 6, 2005. VCB and its wholly-owned subsidiary, Valley Commerce Bank, had total assets of $143 million, including loans of $93 million, total deposits of $110 million, and total shareholders' equity of $12.7 million. An allocation of the purchase price to the net assets acquired is as follows (in thousands):

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
                                         ----------------

As of August 15, 2005, Valley Commerce Bank was renamed Bank of Arizona, N.A.

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

(3) Derivatives

The fair values of derivative contracts at September 30, 2005 are as follows (in thousands):

                                                 Assets        Liabilities
                                              -----------------------------
   Customer Risk Management Programs:
         Interest rate contracts                 $14,556         $15,569
         Energy contracts                        614,112         617,183
         Cattle contracts                          2,707           2,714
         Foreign exchange contracts               12,328          12,328
---------------------------------------------------------------------------
   Total Customer Derivatives                    643,703         647,794

   Interest Rate Risk Management Programs:
         Interest rate contracts                      -           13,459
---------------------------------------------------------------------------
     Total Derivative Contracts               $ 643,703         $661,253
---------------------------------------------------------------------------


(4) Mortgage Banking Activities

At September 30, 2005, BOK Financial owned the rights to service 54,407 mortgage loans with outstanding principal balances of $4.5 billion, including $453 million serviced for affiliates. The weighted average interest rate and remaining term was 6.15% and 274 months, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 2005 is as follows (in thousands):

                                                 Capitalized Mortgage Servicing Rights
                                ---------------------------------------------------------------------------
                                                                                Valuation
                                   Purchased     Originated       Total         Allowance         Net
                                ---------------- ------------ --------------- -------------- --------------
Balance at
    December 31, 2004           $     11,394   $    48,056   $    59,450   $    (13,772)     $    45,678
Additions, net                             -        13,977        13,977              -           13,977
Amortization expense                  (2,211)       (7,779)       (9,990)             -           (9,990)
Recovery for impairment                    -             -             -          3,207            3,207
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- -----------
Balance at  Sept. 30, 2005      $      9,183   $    54,254   $    63,437   $    (10,565)     $    52,872
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- -----------
Estimated fair value of
  mortgage servicing rights (1) $      8,292   $    45,116   $    53,408              -      $    53,408
------------------------------- --- ---------- -- ---------- -- ---------- -- -------------- -- -----------

(1) Excludes approximately $986,000 of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at September 30, 2005 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    => 7.50%      Total
Cost less accumulated amortization         $   15,700       $     29,206    $  14,262        $  4,269     $   63,437
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                 $   13,883       $     24,277    $  11,506        $  3,742     $   53,408
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Impairment (2)                             $     1,968      $      4,930    $   2,757        $    910     $   10,565
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)$ 1,029,700      $  1,778,600    $ 878,900        $286,100     $3,973,300
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $453 million for loans serviced for affiliates and $70 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(2)  Impairment   is   determined  by  both  an  interest  rate  and  loan  type
     stratification.

(5)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                               Nine Months Ended Sept. 30,
                                           ----------------------------------
                                               2005                2004
                                           --------------     ---------------
Proceeds                                $    1,110,707     $    1,969,077
Gross realized gains                             4,750              8,206
Gross realized losses                           (9,865)           (12,261)
Related federal and state income
   tax benefit                                  (1,838)            (1,577)


(6) Employee Benefits

BOK Financial sponsors a defined benefit Pension Plan for all employees who satisfy certain age and service requirements. The following table presents components of net periodic pension cost (dollars in thousands):

                                            Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                         ---------------------------------------------------------------------
                                             2005                2004               2005             2004
                                         ---------------------------------------------------------------------
Service cost                          $        1,744     $        1,563      $        5,232   $        4,803
Interest cost                                    632                579               1,896            1,737
Expected return on plan assets                (1,053)              (912)             (3,159)          (2,726)
Amortization of prior service cost                15                 15                  45               45
Amortization of net (gain) loss                  274                265                 822              795
--------------------------------------------------------------------------------------------------------------
Net periodic pension cost             $        1,612     $        1,510      $        4,836   $        4,654
--------------------------------------------------------------------------------------------------------------

During the second quarter of 2005, the Company made Pension Plan contributions totaling $1.3 million, which funded the remaining maximum contribution for 2004 permitted under applicable regulations. The Company made no other Pension Plan contributions during the first half of 2005. During the third quarter of 2005, the Company made contributions totaling $5.0 million applicable to 2005.

Management has been advised that no minimum contribution will be required for 2005. The maximum allowable contribution is expected to be approximately $8.5 million.


(7) Shareholders' Equity

On October 25, 2005, the Board of Directors of BOK Financial Corporation approved a $0.10 per share quarterly common stock dividend. The quarterly dividend will be payable on or about November 30, 2005 to shareholders of record on November 14, 2005.

During the second quarter of 2005, all outstanding shares of Series A Preferred Stock were converted into shares of BOK Financial common stock. A total of 6,920,666 shares of BOK Financial common stock were issued.

(8)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended          Nine Months Ended
                                                          -----------------------------------------------------
                                                            Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
                                                              2005          2004          2005         2004
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  50,827    $  47,782   $  153,347   $  132,467
   Preferred stock dividends                                        -         (750)       (375)       (1,500)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            50,827       47,032      152,972      130,967
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                        -          750          375        1,500
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income
available
   to common shareholders after assumed conversion          $  50,827    $  47,782   $  153,347   $  132,467
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        66,427,447   59,197,676   63,239,165   59,132,074
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    678,092      681,408      630,906      652,130
     Convertible preferred stock                                    -    6,921,021    3,143,454    6,921,182
     Tanglewood market value guarantee                              -        2,495            -       17,547
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                              678,092    7,604,924    3,774,360    7,590,859
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,105,539   66,802,600   67,013,525   66,722,933
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.77      $  0.79      $  2.42      $  2.21
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.76      $  0.72      $  2.29      $  1.99
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                 819,444            -      857,937            -

(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2005 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

Total reportable segments                  $      321,616  $      265,424  $      337,556   $     147,339  $   15,694,132
Unallocated items:
   Tax-equivalent adjustment                        3,790               -               -           3,790               -
   Funds management                                17,307            (915)          5,130           2,283       1,681,326
   All others (including eliminations), net        (9,758)           (865)          2,517            (65)      (2,450,545)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      332,955  $      263,644  $      345,203   $     153,347  $   14,924,913
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2004 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

Total reportable segments                  $      275,681  $      237,852  $      315,369   $     109,834  $   14,382,042
Unallocated items:
   Tax-equivalent adjustment                        3,406               -               -           3,406               -
   Funds management                                45,412          (2,417)          8,996          14,586       1,549,998
   All others (including eliminations), net        (7,718)             96           5,277            4,641     (2,326,880)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      316,781  $      235,531  $      329,642   $     132,467  $   13,605,160
                                              ============ == ============ == ============= == =========== == ==============

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

As of September 30, 2005, outstanding commitments and letters of credit were as follows (in thousands):

                                             September 30,
                                                 2005
                                            --------------
Commitments to extend credit                $ 3,856,992
Standby letters of credit                       523,623
Commercial letters of credit                      8,213
Commitments to purchase securities               62,850


(12) Subsequent Events

The Company has reached an agreement with the City of Tulsa to secure naming and certain other rights to Tulsa's new arena, to be known as the BOK Center. The Company will pay $11 million in annual installments over 20 years for the rights. The first installment of $625 thousand is due within 30 days of the agreement's execution date. The remaining installments are due in amounts ranging from $475 thousand to $625 thousand, beginning on or before January 3, 2009. The Company may, at its sole discretion, accelerate one or more annual installments and pay a discounted amount. The discounted amount shall be the present value of the installment discounted at the average yield of 20-year U.S. Treasury bonds.

------------------------------------------------------------------------------------------------------------------------------
Nine Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Nine Months Ended
                                          ------------------------------------------------------------------------------------
                                                      September 30, 2005                         September 30, 2004
                                          -----------------------------------------     --------------------------------------
                                              Average        Revenue/     Yield           Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate           Balance      Expense(1)    /Rate
                                          ------------------------------------------------------------------------------------
Assets

  Taxable securities (3)                  $   4,754,020  $   152,578       4.31%      $   4,638,290  $   147,684      4.26%
  Tax-exempt securities (3)                     221,392        8,540       5.16             203,182        8,721      5.73
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      4,975,412      161,118       4.34           4,841,472      156,405      4.32
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             14,506          527       4.86              17,978          522      3.88
  Funds sold and resell agreements               32,073          706       2.94              15,898          183      1.54
  Loans (2)                                   8,315,930      397,133       6.38           7,566,848      297,493      5.25
     Less reserve for loan losses               110,823            -       -                116,172            -      -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       8,205,107      397,133       6.47           7,450,676      297,493      5.33
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 13,227,098      559,484       5.66          12,326,024      454,603      4.93
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,697,815                                   1,279,136
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  14,924,913                               $  13,605,160
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   4,261,669       48,646       1.53%      $   3,870,507       24,738      0.85%
  Savings deposits                              161,153          814       0.68             172,629          744      0.58
  Time deposits                               3,785,850       96,490       3.41           3,558,320       78,355      2.94
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits         8,208,672      145,950       2.38           7,601,456      103,837      1.82
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 1,978,594       43,692       2.95           1,566,234       12,743      1.09
  Other borrowings                              978,280       23,413       3.20           1,007,762       12,004      1.59
  Subordinated debenture                        216,561        9,684       5.98             153,099        5,832      5.09
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      11,382,107      222,739       2.62          10,328,551      134,416      1.74
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,633,718                                   1,761,020
  Other liabilities                             462,472                                     241,681
  Shareholders' equity                        1,446,616                                   1,273,908
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
       equity                             $  14,924,913                               $  13,605,160
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                    336,745       3.04%                         320,187      3.19%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.41                                       3.47
     Less tax-equivalent adjustment (1)                        3,790                                       3,406
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                         332,955                                     316,781
Provision for credit losses                                    7,991                                      16,000
Other operating revenue                                      259,602                                     230,176
Other operating expense                                      345,203                                     329,642
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                          239,363                                     201,315
Federal and state income tax                                  86,016                                      68,848
------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $   153,347                                 $   132,467
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                $      2.42                                 $      2.21
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $      2.29                                 $      1.99
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2005                            June 30, 2005
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,800,698   $    51,946       4.28%    $   4,831,186   $    51,275       4.32%
  Tax-exempt securities (3)                     231,097         2,888       4.96           215,360         2,810       5.23
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,031,795        54,834       4.31         5,046,546        54,085       4.36
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             14,560           171       4.66            11,639           165       5.69
  Funds sold and resell agreements               44,882           386       3.41            21,170           156       2.96
  Loans (2)                                   8,635,732       144,954       6.66         8,341,490       133,173       6.40
    Less reserve for loan losses                109,840             -         -            111,056             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       8,525,892       144,954       6.75         8,230,434       133,173       6.49
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 13,617,129       200,345       5.83        13,309,789       187,579       5.68
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,970,746                                  2,084,745
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  15,587,875                              $  15,394,534
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   4,533,912   $    18,968       1.66%    $   4,323,513   $    16,049       1.49%
  Savings deposits                              157,772           280       0.70           166,426           285       0.69
  Time deposits                               3,958,948        35,255       3.53         3,710,338        31,499       3.41
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          8,650,632        54,503       2.50         8,200,277        47,833       2.34
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,067,432        17,738       3.40         2,160,031        15,764       2.93
  Other borrowings                            1,047,423         9,510       3.60           914,968         7,224       3.17
  Subordinated debenture                        297,284         4,477       5.97           200,038         2,980       5.98
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      12,062,771        86,228       2.84        11,475,314        73,801       2.58
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,424,102                                  1,586,248
  Other liabilities                             613,667                                    892,714
  Shareholders' equity                        1,487,335                                  1,440,258
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
     equity                               $  15,587,875                              $  15,394,534
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    114,117       2.99%                    $    113,778        3.10%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.32                                         3.45
   Less tax-equivalent adjustment (1)                           1,289                                      1,245
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          112,828                                    112,533
Provision for credit losses                                     3,976                                      2,015
Other operating revenue                                        86,855                                     94,591
Other operating expense                                       117,034                                    126,010
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            78,673                                     79,099
Federal and state income tax                                   27,846                                     28,634
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    50,827                                $    50,465
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.77                                $      0.79
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.76                                $      0.75
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2005                         December 31, 2004                      September 30, 2004
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,628,233  $    49,356       4.32%  $   4,709,193   $    50,200       4.25% $   4,652,435  $    50,847       4.34%
        217,571        2,843       5.30         219,873         2,951       5.37        215,190        2,951       5.46
-------------------------------------------------------------------------------------------------------------------------
      4,845,804       52,199       4.36       4,929,066        53,151       4.30      4,867,625       53,798       4.39
-------------------------------------------------------------------------------------------------------------------------
         17,205          191       4.50          10,208           107       4.17         14,956           77       2.05
         30,003          164       2.22          31,994           170       2.11         23,334           91       1.55
      7,963,177      119,006       6.06       7,873,974       111,292       5.62      7,656,588      104,181       5.41
        111,955            -         -          114,106             -         -         115,504            -         -
-------------------------------------------------------------------------------------------------------------------------
      7,851,222      119,006       6.15       7,759,868       111,292       5.71      7,541,084      104,181       5.50
-------------------------------------------------------------------------------------------------------------------------
     12,744,234      171,560       5.46      12,731,136       164,720       5.15     12,446,999      158,147       5.05
-------------------------------------------------------------------------------------------------------------------------
      1,808,680                               1,858,345                               1,399,982
-------------------------------------------------------------------------------------------------------------------------
  $  14,552,914                           $  14,589,481                           $  13,846,981
-------------------------------------------------------------------------------------------------------------------------


  $   3,920,844  $    13,629       1.41%  $   3,841,742   $    10,779       1.12% $   3,931,166  $     9,280       0.94%
        159,276          249       0.63         160,404           231       0.57        169,398          266       0.62
      3,685,257       29,736       3.27       3,662,455        29,586       3.21      3,712,161       27,667       2.97
-------------------------------------------------------------------------------------------------------------------------
      7,765,377       43,614       2.28       7,664,601        40,596       2.11      7,812,725       37,213       1.89
-------------------------------------------------------------------------------------------------------------------------

      1,704,327       10,190       2.42       1,747,391         8,397       1.91      1,458,245        5,048       1.38
        971,616        6,679       2.79       1,005,679         5,703       2.26      1,003,050        4,615       1.83
        150,752        2,227       5.99         152,634         1,929       5.03        152,333        1,766       4.61
-------------------------------------------------------------------------------------------------------------------------
     10,592,072       62,710       2.40      10,570,305        56,625       2.13     10,426,353       48,642       1.86
-------------------------------------------------------------------------------------------------------------------------
      1,895,989                               1,938,205                               1,839,311
        653,434                                 712,981                                 285,807
      1,411,419                               1,367,990                               1,295,510
-------------------------------------------------------------------------------------------------------------------------
  $  14,552,914                           $  14,589,481                           $  13,846,981
-------------------------------------------------------------------------------------------------------------------------
                 $    108,850      3.06%                  $    108,095      3.02%                $    109,505      3.19%

                                   3.46                                     3.38                                   3.50
                       1,256                                    1,633                                  1,120
-------------------------------------------------------------------------------------------------------------------------
                     107,594                                  106,462                                108,385
                       2,000                                    4,439                                  4,986
                      78,156                                   78,714                                 81,086
                     102,159                                  111,582                                114,202
-------------------------------------------------------------------------------------------------------------------------
                      81,591                                   69,155                                 70,283
                      29,536                                   22,599                                 22,501
-------------------------------------------------------------------------------------------------------------------------
                 $    52,055                              $    46,556                            $    47,782
-------------------------------------------------------------------------------------------------------------------------


                 $      0.87                              $      0.78                            $      0.79
-------------------------------------------------------------------------------------------------------------------------
                 $      0.78                              $      0.70                            $      0.72
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2005.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
       Period              Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

July 1, 2005 to                 7,258          $ 47.36                  -                                  1,970,000
July 31, 2005
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

August 1, 2005 to               6,188          $ 45.99                  -                                  1,970,000
August 31, 2005
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

September 1, 2005 to           12,340          $ 47.64                  -                                  1,970,000
September 30, 2005
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                          25,786                                   -
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of September 30, 2005, the Company had repurchased 30,000 shares under the new plan.

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


                                          BOK FINANCIAL CORPORATION
                                          (Registrant)



Date:   November 9, 2005                  /s/ Steven E. Nell
     ---------------------------          -------------------------------
                                          Steven E. Nell
                                          Executive Vice President and
                                          Chief Financial Officer


                                          /s/ John C. Morrow
                                          -------------------------------
                                          John C. Morrow
                                          Senior Vice President and Director
                                          of Financial Accounting & Reporting