Form 10-K
period 2005-12-31
BOK FINANCIAL CORP ET AL
filed 2006-03-15
CIK 875357

As filed with the Securities and Exchange Commission on March 15, 2006
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes |_| No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|  Accelerated filer  |_|   Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $948,181,172 (based on the June 30, 2005 closing price of Common Stock of $46.12 per share). As of March 1, 2006, there were 66,955,508 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant                                  Reference Locations
Portions of the 2005 Annual Report to Shareholders      Parts I, II, III and IV
Portions of the 2006 Proxy Statement                                   Part III

===============================================================================

                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX
ITEM                                                               PAGE

                                     PART I
1.  Business                                                        3

1A. Risk Factors                                                    8

1B. Unresolved Staff Comments                                       12

2.  Properties                                                      12

3.  Legal Proceedings                                               12

4.  Submission of Matters to a Vote of Security Holders             12

                            PART II

5.  Market for Registrant's Common Equity, Related Stockholder
    Matters and Issuer Purchases of Equity Securities               13

6.  Selected Financial Data                                         14

7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                       14

7A. Quantitative and Qualitative Disclosures About Market Risk      14

8.  Financial Statements and Supplementary Data                     15

9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure                                        15

9A. Controls and Procedures                                         15

9B. Other Information                                               15

                                    PART III

10. Directors and Executive Officers of the Registrant              16

11. Executive Compensation                                          16

12. Security Ownership of Certain Beneficial Owners and
    Management and Related Stockholder Matters                      16

13. Certain Relationships and Related Transactions                  16

14. Principal Accountant Fees and Services                          16

                                     PART IV

15. Exhibits, Financial Statement Schedules                         17

Signatures                                                          26

Chief Executive Officer Section 302 Certification         Exhibit 31.1

Chief Financial Officer Section 302 Certification         Exhibit 31.2

Section 906 Certifications                                  Exhibit 32

                                     PART I
ITEM 1. BUSINESS

                                     General

     Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company's activities during the current year is incorporated by reference to the "Management's Assessment of Operations and Financial Condition" section of BOK Financial's 2005 Annual Report to Shareholders (the "2005 Annual Report"). Information regarding BOK Financial's acquisitions is incorporated by reference to Note 2 of "Notes to Consolidated Financial Statements" within the 2005 Annual Report.

                             Description of Business

     BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial offers full service banking in Oklahoma, Dallas and Houston, Texas, Albuquerque, New Mexico, Northwest Arkansas, Denver, Colorado, and Phoenix, Arizona. The Company also has commercial loan production, mortgage banking and institutional sales offices in the Kansas City market. Principal subsidiaries are Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A. and Bank of Arizona, N.A. (collectively, the "Banks"). Other subsidiaries include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting. Other non-bank subsidiary operations are not significant.

     Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, and Phoenix, Arizona. We are currently exploring opportunities for further growth in our regional markets and expansion into the Kansas City market through acquisition or de novo banking operations.

     Our primary focus is to provide a broad range of financial products and services, including loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Our revenue sources are diversified. Approximately 43% of our revenue comes from commissions and fees.

     Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers.

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

                               Operating Segments

     BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. Wealth management also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consists primarily of corporate and consumer banking activities in the respective local markets. Discussion of these principal lines of business is incorporated by reference to the Lines of Business section of Management's Discussion and Analysis within the 2005 Annual Report and to Note 18 of Notes to Consolidated Financial Statements within the 2005 Annual Report.

                                   Competition

     BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2005.

     BOk is the largest banking subsidiary of BOK Financial and has the largest market share in Oklahoma with 12% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 27% and 10% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. BOk also competes with regional and locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

     Through other subsidiary banks, BOK Financial competes in Dallas-Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Northwest Arkansas. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 1% in each of the Dallas-Fort Worth and Houston areas. Bank of Albuquerque has a number four market share position with 11% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 1% in the Denver area. Bank of Arizona operates as a community bank with locations in Phoenix and Scottsdale. Bank of Arkansas serves Benton and Washington counties in Arkansas. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                    Employees

     As of December 31, 2005, BOK Financial and its subsidiaries employed 3,825 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

     The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2005, BOK Financial's Tier 1 and total capital ratios under these guidelines were 9.84% and 12.10%, respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2005 was 8.30%.

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

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2005.

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

     In June 2004, the BCBS published the framework for a new set of risk-based capital standards. Release of proposed rules to implement the new capital accord is expected in the first half of 2006. The ultimate timing and final form of a new accord are uncertain. However, it is possible that a new capital accord will eventually be adopted by the BCBS and implemented by the United States federal bank regulatory authorities. The new capital requirements that may arise from a new capital accord could increase minimum capital requirements applicable to BOK Financial and its subsidiaries.

     Further discussion of regulatory capital, including regulatory capital amounts and ratios, is incorporated by reference to information set forth under the heading "Borrowings and Capital" within Management's Discussion and Analysis and Note 16 of the 2005 Annual Report.

Dividends

     The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $158 million of dividends without regulatory approval as of December 31, 2005. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $86 million as of December 31, 2005. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

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

     The Sarbanes-Oxley Act (the "Act") addresses many aspects of financial reporting, corporate governance and public company disclosure. Among other things, the Act establishes a comprehensive framework for the oversight of public company auditing and for strengthening the independence of auditors and audit committees. Under the Act, audit committees are responsible for the appointment, compensation and oversight of the work of the auditors. The non-audit services that can be provided to a company by its auditor are limited. Audit committee members are subject to specific rules addressing their independence. The Act also requires enhanced and accelerated financial disclosures, and it establishes various responsibility measures, such as requiring the chief executive officer and chief financial officer to certify to the quality of the company's financial reporting. The Act imposes restrictions on and accelerated reporting requirements for certain insider trading activities. It imposes a variety of penalties for fraud and other violations and creates a federal felony for securities fraud. Various sections of the Act are applicable to BOK Financial.

                               Foreign Operations

     BOK Financial does not engage in operations in foreign countries, nor does it lend to foreign governments.


ITEM 1A. RISK FACTORS

     ADVERSE  REGIONAL  ECONOMIC   DEVELOPMENTS   COULD  NEGATIVELY  AFFECT  BOK
FINANCIAL'S BUSINESS.

     A substantial majority of BOK Financial loans are generated in Oklahoma and other markets in the southwest region. As a result, poor economic conditions in Oklahoma or other markets in the southwest region may cause BOK Financial to incur losses associated with higher default rates and decreased collateral values in BOK Financial's loan portfolio. A regional economic downturn could also adversely affect revenue from brokerage and trading activities, mortgage loan originations and other sources of fee-based revenue.

     ADVERSE ECONOMIC FACTORS AFFECTING PARTICULAR INDUSTRIES COULD HAVE A NEGATIVE EFFECT ON BOK FINANCIAL CUSTOMERS AND THEIR ABILITY TO MAKE PAYMENTS TO BOK FINANCIAL.

     Certain industry-specific economic factors also affect BOK Financial. For example, a portion of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy and agricultural industries, both of which are historically cyclical industries. Low commodity prices may adversely affect those industries and, consequently, may affect BOK Financial's business negatively. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in Oklahoma and the Southwest region could also have an adverse effect on BOK Financial's operations.

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT BOK FINANCIAL'S BUSINESS.

     BOK Financial's business is highly sensitive to:

     o the monetary policies implemented by the Federal Reserve Board, including the discount rate on bank borrowings and changes in reserve requirements, which affect BOK Financial's ability to make loans and the interest rates we may charge;

     o changes in prevailing interest rates, due to the dependency of BOK Financial's banks on interest income;

     o    open market operations in U.S. Government securities.

     Significant increase in market interest rates, or the perception that an increase may occur, could adversely affect both BOK Financial's ability to originate new loans and BOK Financial's ability to grow. Conversely, a decrease in interest rates could result in acceleration in the payment of loans, including loans underlying BOK Financial's holdings of mortgage-backed securities and termination of BOK Financial's mortgage servicing rights. In addition, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. An increase in market interest rates also could adversely affect the ability of BOK Financial's floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and net charge-offs, which could adversely affect BOK Financial's business.

     BOK FINANCIAL'S SUBSTANTIAL HOLDINGS OF MORTGAGE-BACKED SECURITIES AND MORTGAGE SERVICING RIGHTS COULD ADVERSELY AFFECT BOK FINANCIAL'S BUSINESS.

     BOK  Financial  has  invested  a  substantial  amount  of its  holdings  in mortgage-backed securities, which are investment interests in pools of mortgages. Mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates could lead mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company's opportunity to reinvest funds at higher rates.

     In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights. The value of these rights is also very sensitive to changes in interest rates. Falling interest rates tend to increase loan prepayments, which may lead to cancellation of the related servicing rights. BOK Financial's investments and dealings in mortgage-related products increase the risk that falling interest rates could adversely affect BOK Financial's business. BOK Financial attempts to manage this risk by maintaining an active hedging program for its mortgage servicing rights. BOK Financial's hedging program has only been partially successful in recent years.

     SUBSTANTIAL COMPETITION COULD ADVERSELY AFFECT BOK FINANCIAL.

     Banking is a competitive business. BOK Financial competes actively for loan, deposit and other financial services business in Oklahoma, as well as in BOK Financial's other markets. BOK Financial's competitors include a large number of small and large local and national banks, savings and loan associations, credit unions, trust companies, broker-dealers and underwriters, as well as many financial and nonfinancial firms that offer services similar to BOK Financial's. Large national financial institutions have entered the Oklahoma market. These institutions have substantial capital, technology and marketing resources. Such large financial institutions may have greater access to capital at a lower cost than BOK Financial does, which may adversely affect BOK Financial's ability to compete effectively.

     BOK Financial has expanded into markets outside of Oklahoma, where it competes with a large number of financial institutions that have an established customer base and greater market share than BOK Financial. BOK Financial may not be able to continue to compete successfully in these markets outside of Oklahoma. With respect to some of its services, BOK Financial competes with non-bank companies that are not subject to regulation. The absence of regulatory requirements may give non-banks a competitive advantage.

     ADVERSE FACTORS COULD IMPACT BOK FINANCIAL'S ABILITY TO IMPLEMENT ITS OPERATING STRATEGY.

     Although BOK Financial has developed an operating strategy which it expects to result in continuing improved financial performance, BOK Financial cannot assure you that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control. Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

     o    deterioration of BOK Financial's asset quality;

     o    inability to control BOK Financial's noninterest expenses;

     o    inability to increase noninterest income;

     o deterioration in general economic conditions, especially in BOK Financial's core markets;

     o    decreases in net interest margins;

     o    increases in competition;

     o    adverse regulatory developments.

     BANKING REGULATIONS COULD ADVERSELY AFFECT BOK FINANCIAL.

     BOK Financial and its subsidiaries are extensively regulated under both federal and state law. In particular, BOK Financial is subject to the Bank Holding Company Act of 1956 and the National Bank Act. These regulations are primarily for the benefit and protection of BOK Financial's customers and not for the benefit of BOK Financial's investors. In the past, BOK Financial's business has been materially affected by these regulations. For example, regulations limit BOK Financial's business to banking and related businesses, and they limit the location of BOK Financial's branches and offices, as well as the amount of deposits that it can hold in a particular state. These regulations may limit BOK Financial's ability to grow and expand into new markets and businesses.

     Additionally, under the Community Reinvestment Act, BOK Financial is required to provide services in traditionally underserved areas. BOK Financial's ability to make acquisitions and engage in new business may be limited by these requirements.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 and the Bank Holding Company Act of 1956, and various regulations of regulatory authorities, require us to maintain specified capital ratios. Any failure to maintain required capital ratios would limit the growth potential of BOK Financial's business.

     Under a long-standing policy of the Board of Governors of the Federal Reserve System, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, BOK Financial may be required to commit financial and other resources to its subsidiary banks in circumstances where we might not otherwise do so.

     The trend toward extensive regulation is likely to continue in the future. Laws, regulations or policies currently affecting us and BOK Financial's subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, BOK Financial's business may be adversely affected by any future changes in laws, regulations, policies or interpretations.

     STATUTORY RESTRICTIONS ON SUBSIDIARY DIVIDENDS AND OTHER DISTRIBUTIONS AND DEBTS OF BOK FINANCIAL'S SUBSIDIARIES COULD LIMIT AMOUNTS BOK FINANCIAL'S SUBSIDIARIES MAY PAY TO BOK FINANCIAL.

     BOK Financial is a bank holding company, and a substantial portion of BOK Financial's cash flow typically comes from dividends that BOK Financial's bank and nonbank subsidiaries pay to BOK Financial. Various statutory provisions restrict the amount of dividends BOK Financial's subsidiaries can pay to BOK Financial without regulatory approval. Management also developed, and the BOK
Financial board of directors approved, an internal capital policy that is more restrictive than the regulatory capital standards. In addition, if any of BOK Financial's subsidiaries liquidates, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before BOK Financial, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary. If, however, BOK Financial is a creditor of the subsidiary with recognized claims against it, BOK Financial will be in the same position as other creditors.

     ALTHOUGH PUBLICLY TRADED, BOK FINANCIAL'S COMMON STOCK HAS SUBSTANTIALLY LESS LIQUIDITY THAN THE AVERAGE TRADING MARKET FOR A STOCK QUOTED ON THE NASDAQ NATIONAL MARKET SYSTEM.

     A relatively small fraction of BOK Financial's outstanding common stock is actively traded. The risks of low liquidity include increased volatility of the price of BOK Financial's common stock. Low liquidity may also limit holders of BOK Financial's common stock in their ability to sell or transfer BOK Financial's shares at the price, time and quantity desired.

     BOK  FINANCIAL'S   PRINCIPAL   SHAREHOLDER   CONTROLS  A  MAJORITY  OF  BOK
FINANCIAL'S COMMON STOCK.

     Mr. George B. Kaiser owns a majority of the outstanding shares of BOK Financial's common stock. Mr. Kaiser is able to elect all of BOK Financial's directors and effectively control the vote on all matters submitted to a vote of BOK Financial's common shareholders. Mr. Kaiser's ability to prevent an unsolicited bid for BOK Financial or any other change in control could have an adverse effect on the market price for BOK Financial's common stock. A substantial majority of BOK Financial's directors are not officers or employees of BOK Financial or any of its affiliates. However, because of Mr. Kaiser's control over the election of BOK Financial's directors, he could change the composition of BOK Financial's Board of Directors so that it would not have a majority of outside directors.

     POSSIBLE FUTURE SALES OF SHARES BY BOK FINANCIAL'S PRINCIPAL SHAREHOLDER COULD ADVERSELY AFFECT THE MARKET PRICE OF BOK FINANCIAL'S COMMON STOCK.

     Mr. Kaiser has the right to sell shares of BOK Financial's common stock in compliance with the federal securities laws at any time, or from time to time. The federal securities laws will be the only restrictions on Mr. Kaiser's ability to sell. Because of his current control of BOK Financial, Mr. Kaiser could sell large amounts of his shares of BOK Financial's common stock by causing BOK Financial to file a registration statement that would allow him to sell shares more easily. In addition, Mr. Kaiser could sell his shares of BOK Financial's common stock without registration under Rule 144 of the Securities Act. Although BOK Financial can make no predictions as to the effect, if any, that such sales would have on the market price of BOK Financial's common stock, sales of substantial amounts of BOK Financial's common stock, or the perception that such sales could occur, would adversely affect market prices. If Mr. Kaiser sells or transfers his shares of BOK Financial's common stock as a block, another person or entity could become BOK Financial's controlling shareholder.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.


ITEM 2 - PROPERTIES

     BOK Financial and its subsidiaries own and lease improved real estate that is carried at $123 million, net of depreciation and amortization. The Company's principal offices are located in leased premises in the Bank of Oklahoma Tower, Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma, Dallas-Forth Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, and Phoenix, Arizona. Operations facilities are located in Tulsa, Oklahoma, Dallas, Texas, and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

     The information set forth in Notes 6 and 15 of the 2005 Annual Report provides further discussion related to properties and is incorporated herein by reference.


ITEM 3 - LEGAL PROCEEDINGS

     The information set forth in Note 15 of the 2005 Annual Report is incorporated herein by reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2005.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     BOK Financial's $.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of March 1, 2006, common shareholders of record numbered 1,143 with 66,955,508 shares outstanding.

     The highest and lowest closing bid price for shares of BOK Financial common stock follows:


                 First          Second          Third          Fourth
             --------------- -------------- -------------- ---------------
  2005:
    Low          $39.79          $40.09          $45.26        $43.54
    High          48.97           46.02           49.30         48.53

  2004:
    Low          $37.48          $37.29          $38.95        $44.33
    High          39.91           41.20           45.45         49.18


     The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. The specific timing and amount of shares repurchased will vary based upon market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2005, the Company had repurchased 30,000 shares under the new plan for $1.3 million.

     During the second quarter of 2005, the board of directors approved the Company's first quarterly cash dividend of $0.10 per common share. The quarterly cash dividend replaced the annual dividend historically paid in shares of common stock. Concurrent with the first quarterly cash dividend, holders of the Company's convertible preferred stock exercised their conversion rights. All of the Series A Preferred Stock was converted into 6,920,666 common shares. For the year ended December 31, 2005, the Company's payout ratio of common dividends to earnings was 9.91%.

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2005.

---------------------------------------- ------------------- ----------------- ------------------------ ---------------------
                                                                               Total Number of Shares    Maximum Number of
                                                                                Purchased as Part of    Shares that May Yet
                                           Total Number of      Average Price    Publicly Announced      Be Purchased Under
                 Period                  Shares Purchased (1)  Paid per Share    Plans or Programs          the Plans
---------------------------------------- ------------------- ----------------- ------------------------ ---------------------
October 1, 2005 to October 31, 2005            13,552              $45.63                 -                   1,970,000
---------------------------------------- ------------------- ----------------- ------------------------ ---------------------
November 1, 2005 to November 30, 2005          16,989              $47.14                 -                   1,970,000
---------------------------------------- ------------------- ----------------- ------------------------ ---------------------
December 1, 2005 to December 31, 2005          43,960              $46.64                 -                   1,970,000
---------------------------------------- ------------------- ----------------- ------------------------ ---------------------
Total                                          74,501                                     -
---------------------------------------- ------------------- ----------------- ------------------------ ---------------------

(1)  The Company routinely repurchases mature shares from employees to cover the
     exercise  price  and  taxes  in  connection   with  employee  stock  option
     exercises.

     BOK Financial entered into a limited price guarantee on a portion of the shares issued in the Bank of Tanglewood acquisition on October 25, 2002. Additional discussion of this price guarantee is incorporated by reference to information set forth under the "Off-Balance Sheet Arrangements" heading within the Management's Discussion and Analysis section and in Note 16 of the 2005 Annual Report.

     The information set forth under the headings "Table 1 - Consolidated Selected Financial Data," "Table 5 - Selected Quarterly Financial Data," "Borrowings and Capital," and Note 16 of the 2005 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information set forth under the heading "Table 1 - Consolidated Selected Financial Data" of the 2005 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the headings "Management's Discussion and Analysis," "Annual Financial Summary - Unaudited" and "Quarterly Financial
Summary - Unaudited" of the 2005 Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts. Additional discussion of this type of market risk is set forth under the heading "Market Risk" within the Management's Discussion and Analysis section of the 2005 Annual Report and is incorporated herein by reference.

     BOK Financial is also exposed to market risk related to a stock price guarantee agreement made in connection with the Bank of Tanglewood acquisition. Additional information regarding this risk is set forth under the "Off-Balance Sheet Arrangements" heading within the Management's Discussion and Analysis section and in Note 16 of the 2005 Annual Report.

     Additional information regarding market risk is set forth under the "Loans" heading within the Management's Discussion and Analysis section of the 2005 Annual Report and is incorporated herein by reference, including disclosures of loan concentrations by primary industry of the borrower and geographic concentrations of the loan portfolio. The information set forth under the "Deposits" heading within the Management's Discussion and Analysis section of the 2005 Annual Report is also incorporated herein by reference, including geographic distribution of deposit accounts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information set forth in the 2005 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of BOK Financial Corporation, together with the report thereon of Ernst & Young LLP dated March 10, 2006, which appears on page 37 of the 2005 Annual Report, and the Selected Quarterly Financial Data in Table 5.

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

     The Report of Management on Financial Statements and Management's Report on Internal Control over Financial Reporting appear on Page 36 of the 2005 Annual Report and are incorporated herein by reference. The independent registered public accounting firm, Ernst & Young, LLP, has audited the financial statements included in the 2005 Annual Report and has issued an audit report on management's assessment of the internal control over financial reporting, which appears on Page 38 of the 2005 Annual Report and is incorporated herein by reference.

ITEM 9B - OTHER INFORMATION

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the headings "Election of Directors," "Executive Compensation" and "Risk Oversight and Audit Committee" in BOK Financial's 2006 Annual Proxy Statement is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth under the heading "Executive Compensation" in BOK Financial's 2006 Annual Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2006 Annual Proxy Statement is incorporated herein by reference.

     The information set forth under the heading "Equity Compensation Plan Information" in BOK Financial's 2006 Annual Proxy Statement is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the heading "Certain Transactions" in BOK Financial's 2006 Annual Proxy Statement is incorporated herein by reference.

     The information set forth under Note 14 of the 2005 Annual Report is incorporated herein by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2006 Annual Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements

     The  following  financial   statements  and  reports  are  incorporated  by
reference from the 2005 Annual Report:

                                                                 Exhibit 13
                                                             2005 Annual Report
                  Description                                   Page Number

 Consolidated Selected Financial Data                                       1

 Selected Quarterly Financial Data                                         13

 Report of Management on Financial Statements and
 Management's Report on Internal Control over Financial Reporting          36

 Reports of Independent Registered Public Accounting Firm             37 - 38

 Consolidated Statements of Earnings for the years ended
 December 31, 2005, 2004 and 2003                                          39

 Consolidated Balance Sheets as of December 31, 2005 and 2004              40

 Consolidated Statements of Cash Flows for the years ended
 December 31, 2005, 2004 and 2003                                          41

 Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2005, 2004 and 2003                 42 - 43

 Notes to Consolidated Financial Statements                           44 - 75

 Annual Financial Summary - Unaudited                                 76 - 77

 Quarterly Financial Summary - Unaudited                              78 - 79


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

          10.4 (e) Guaranty by George B. Kaiser in favor of Stanley A. Lybarger dated March 7, 2005, incorporated by reference to Exhibit 10.4
               (e) of Form 10-K for the fiscal year ended December 31, 2004.

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

          10.4.2 (b) Employment Agreement between BOK Financial and Steven G. Bradshaw dated September 29, 2003, incorporated by reference to
               Exhibit 10.4.2 (b) of Form 10-K for the fiscal year ended December 31, 2004.

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

          10.4.3 (b) Employment Agreement between BOK Financial and W. Jeffrey Pickryl dated September 29, 2003, incorporated by reference to
               Exhibit 10.4.3 (b) of Form 10-K for the fiscal year ended December 31, 2004.

          10.4.3 (c) Amendment to Employment Agreement between BOK Financial and
               W. Jeffrey Pickryl dated August 30, 2004, incorporated by reference to Exhibit 10.4.3 (c) of Form 10-K for the fiscal year ended December 31, 2004.

          10.4.3 (d) Supplemental Executive Income Agreement dated December 20, 2005 between W. Jeffrey Pickryl and BOK Financial Corporation, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on December 22, 2005.

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

          10.4.5 (a) Employment Agreement between BOK Financial and Dan H. Ellinor dated August 29, 2003, incorporated by reference to
               Exhibit 10.4.5 (a) of Form 10-K for the fiscal year ended December 31, 2004.

          10.4.5 (b) Deferred Compensation Agreement dated November 28, 2003 between Daniel H. Ellinor and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.5 (b) of Form 10-K for the fiscal year ended December 31, 2004.

          10.4.6 409A Deferred Compensation Agreement between Mark W. Funke and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.6 of Form 8-K filed on January 5, 2005.

          10.4.6 (a) Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Mark W. Funke and BOK Financial Corporation, incorporated by reference to Exhibit
               10.4.6 (a) of Form 10-K for the fiscal year ended December 31, 2004.

          10.4.7 409A Deferred Compensation Agreement between Steven E. Nell and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.7 of Form 8-K filed on January 5, 2005.

          10.4.7 (a) Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between Steven E. Nell and BOK Financial Corporation, incorporated by reference to Exhibit
               10.4.7 (a) of Form 10-K for the fiscal year ended December 31, 2004.

          10.4.8 Employment Agreement dated August 1, 2005 between BOK Financial Corporation and Donald T. Parker, incorporated by reference to
               Exhibit 99 (a) of Form 8-K filed on February 1, 2006.

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

          13.0 Annual Report to Shareholders for the fiscal year ended December 31, 2005. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K.

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

          99.0 Additional Exhibits.

          99 (a) Credit Agreement dated December 2, 2005 between BOK Financial Corporation and participating lenders, incorporated by reference to Exhibit 99 (a) of Form 8-K filed December 6, 2005.

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

          99.8 Undertakings incorporated by reference into S-8 Registration Statement No. 333-93957 for BOK Financial Corporation 2000 Stock Option Plan, Incorporated by reference to Exhibit 99.8 of Form 10-K for the fiscal year ended December 31, 1999.

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

                                        BOK FINANCIAL CORPORATION


DATE:  March 15, 2006                   BY:   /s/ George B. Kaiser
      ------------------------------       -------------------------------------
                                           George B. Kaiser
                                           Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

                                    OFFICERS


   /s/ George B. Kaiser                      /s/ Stanley A. Lybarger
-------------------------------------      -------------------------------------
George B. Kaiser                           Stanley A. Lybarger
Chairman of the Board of Directors         Director, President and Chief
                                           Executive Officer


   /s/ Steven E. Nell                        /s/ John C. Morrow
-------------------------------------      -------------------------------------
Steven E. Nell                             John C. Morrow
Executive Vice President and               Senior Vice President and Director of
Chief Financial Officer                    Financial Accounting and Reporting


                                    DIRECTORS


/s/ Gregory S. Allen                       /s/ V. Burns Hargis
-------------------------------------      -------------------------------------
Gregory S. Allen                           V. Burns Hargis

/s/ C. F. Ball, Jr.                        /s/ E. Carey Joullian, IV
-------------------------------------      -------------------------------------
C. Fred Ball, Jr.                          E. Carey Joullian, IV

/s/ Sharon J. Bell                         /s/ Judith Z. Kishner
-------------------------------------      -------------------------------------
Sharon J. Bell                             Judith Z. Kishner

                                           /s/ David L. Kyle
-------------------------------------      -------------------------------------
Peter C. Boylan, III                       David L. Kyle

/s/ Chester Cadieux, III                   /s/ Robert J. LaFortune
-------------------------------------      -------------------------------------
Chester Cadieux, III                       Robert J. LaFortune

/s/ Joseph E. Cappy                        /s/ Steven J. Malcolm
-------------------------------------      -------------------------------------
Joseph E. Cappy                            Steven J. Malcolm

                                           /s/ Paula Marshall-Chapman
-------------------------------------      -------------------------------------
William E. Durrett                         Paula Marshall-Chapman

/s/ Robert G. Greer                        /s/ James A. Robinson
-------------------------------------      -------------------------------------
Robert G. Greer                            James A. Robinson

/s/ David F. Griffin
-------------------------------------
David F. Griffin