Form 10-Q
period 2006-03-31
BOK FINANCIAL CORP ET AL
filed 2006-05-10
CIK 875357

As filed with the Securities and Exchange Commission on May 10, 2006
 ==============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 66,900,597 shares of common stock ($.00006 par value) as of April 30, 2006.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2006

                                      Index

Part I.  Financial Information

     Management's Discussion and Analysis (Item 2)                          2
     Market Risk (Item 3)                                                  24
     Controls and Procedures (Item 4)                                      26
     Consolidated Financial Statements - Unaudited (Item 1)                27
     Quarterly Financial Summary - Unaudited (Item 2)                      36

Part II.  Other Information

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   38
     Item 6. Exhibits                                                      38

Signatures                                                                 39

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

BOK Financial Corporation ("BOK Financial" or the "Company") reported net income of $54.7 million, or $0.81 per diluted share for the first quarter of 2006, compared with $52.1 million, or $0.78 per diluted share for the first quarter of 2005. The annualized returns on average assets and shareholders' equity were 1.36% and 14.35%, respectively, for the first quarter of 2006, compared with returns of 1.48% and 14.96%, respectively, for the first quarter of 2005. The increase in net income was attributed to growth in net interest revenue and fees and commission revenue, combined with appreciation in the value of mortgage servicing rights.

Net interest revenue increased $9.7 million or 9% over 2005 due primarily to loan growth. Average outstanding loan balances for the first quarter of 2006 increased $1.2 billion or 15% compared with the same period of 2005. Fees and commission revenue increased $11.0 million, or 14%, over the first quarter of 2005. All categories of fees and commissions increased over the first quarter of 2005. Transaction card revenue and trust revenue grew $2.0 million and $1.9 million, respectively. The $3.4 million increase in other revenue included $2.5 million of fees earned on margin assets for the first quarter of 2006, compared with $570 thousand for the same period last year.

The value of mortgage servicing rights appreciated $7.1 million during the first quarter of 2006 due to rising interest rates and a slow-down in housing turnover. BOK Financial adopted Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), effective January 1, 2006. FAS 156 allows mortgage servicing rights to be carried at fair value, which permitted the Company to fully recognize this appreciation. The increase in fair value of servicing rights, net of recognized losses on financial instruments held as an economic hedge, contributed $3.3 million to net income for the first quarter of 2006 compared with $2.3 million for the same period of 2005. As required by FAS 156, beginning retained earnings were increased by $383 thousand for the net-of-tax unrecognized appreciation of both mortgage servicing rights and certain financial instruments designated as economic hedges that existed at December 31, 2005.

Operating expenses increased $15.2 million, or 15%, over the first quarter of 2005. Personnel costs comprised $12.8 million of the increase due largely to a $6.4 million increase in incentive compensation and a $5.5 million increase in salaries and wages.

RESULTS OF OPERATIONS

NET INTEREST REVENUE

Tax-equivalent net interest revenue totaled $118.8 million for the first quarter of 2006 compared with $108.9 million for 2005. The increase was due primarily to a $1.5 billion increase in average earning assets. Average outstanding loan principal grew $1.2 billion or 15% while average securities increased $279 million. Growth in average earning assets was funded primarily by a $1.5 billion or 15% increase in average deposits. In addition to revenue growth due to increased earning assets, net interest revenue for the first quarter of 2005 included $605 thousand from the collection of foregone interest on a non-performing loan and a $650 thousand fee on a large commercial loan that paid off during the quarter. Table 1 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, was 3.39% for the first quarter of 2006, compared with 3.46% for the first quarter of 2005 and 3.34% for the fourth quarter of 2005. Net interest margin for the first quarter of 2005 was increased by 4 basis points by the previously mentioned collection of interest on a non-performing loan and fees on a loan payoff. The effect of these credits is excluded from the following discussion. Yields on average earning assets continued to trend upwards due to the effect of rising interest rates. The yield on average earning assets was 6.42%, up 96 basis points compared with the first quarter of 2005 and 30 basis points over the fourth quarter of 2005. The yield on average outstanding loans was 7.35%, an increase of 135 basis points over the first quarter of 2005 and 37 basis points over the preceding quarter. The tax-equivalent yield on securities was 4.64% for the first quarter of 2006, compared with 4.36% for the first quarter of 2005 and 4.47% for the fourth quarter of 2005. Rates paid on average interest-bearing liabilities during the first quarter of 2006 increased 103 basis points over the first quarter of 2005 and 29 basis points over the preceding quarter. Rates paid on deposit accounts, which increased 78 basis points over 2005, continued to lag behind the increases in loan yields. Non-interest bearing funds and the mix of funding sources added 40 basis points to the net interest margin in first quarters of both 2006 and 2005, up four basis points compared to the fourth quarter of 2005.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rate. Approximately 71% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that is asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies that we use to achieve a rate-neutral position, we purchase fixed-rate, mortgage-backed securities and fund them with short-term borrowings. The expected duration of these securities is estimated to be approximately 2.8 years based on a range of interest rate and prepayment assumptions. The funds borrowed to purchase these securities generally reprice within 90 days. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. We have interest rate swaps with a combined notional amount of $795 million that convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which generally have been designated as fair value hedges, is to reduce the asset-sensitive nature of our balance sheet. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to reduce the asset-sensitive nature of our balance sheet.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                  Three Months Ended
                                                 March 31, 2006 / 2005
                                           -----------------------------------
                                                           Change Due To (1)
                                           -----------------------------------
                                                                     Yield /
                                              Change     Volume       Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                                $   6,312   $ 2,867   $   3,445
  Trading securities                               18        (6)         24
  Loans                                        47,142    19,869      27,273
  Funds sold and resell agreements                 75       (74)        149
------------------------------------------------------------------------------
Total                                          53,547    22,656      30,891
------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         17,500     6,552      10,948
  Savings deposits                                 81        (7)         88
  Time deposits                                11,659     4,302       7,357
  Federal funds purchased and
   repurchase agreements                        8,293       230       8,063
  Other borrowings                              3,260      (804)      4,064
  Subordinated debentures                       2,756     2,293         463
------------------------------------------------------------------------------
Total                                          43,549    12,566      30,983
------------------------------------------------------------------------------

Tax-equivalent net interest revenue             9,998    10,090         (92)
Change in tax-equivalent adjustment              (266)
------------------------------------------------------------------------------
Net interest revenue                        $   9,732
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

OTHER OPERATING REVENUE

Other operating revenue increased $11.3 million compared with the first quarter of last year due primarily to an $11.0 million increase in fees and commission revenue. Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 43% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the first quarter of 2006. We believe that a variety of fee revenue sources provide a stable source of income not affected by changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into new markets. However, increased competition and saturation in our existing markets could affect the rate of future increases.

FEES AND COMMISSIONS REVENUE

Transaction card revenue increased $2.0 million or 12% in the first quarter of 2006 compared to the same period of the prior year. Check card revenue increased $1.0 million or 29% while merchant discount fees increased $739 thousand or 13%. Transaction volumes provided the increased revenue. Growth in check card revenue was distributed among the Oklahoma, New Mexico and Texas markets. Increased merchant discount fees were centered primarily in Oklahoma. ATM network revenue also increased, up $217 thousand or 3% over the first quarter of 2005.

Trust fees and commissions increased $1.9 million or 12% for the first quarter of 2006. The fair value of all trust relationships, which is the basis for a significant portion of trust fees, increased to $29.1 billion at March 31, 2006 compared with $25.4 billion at March 31, 2005. Revenue from the management of oil and gas properties increased $509 thousand or 47% while personal trust management fees increased $646 thousand or 13%. Trust activities in the Oklahoma and Colorado markets provided $13.2 million and $2.4 million, respectively, of total trust fees and commissions during the first quarter of 2006. Trust revenue grew 10% in the Oklahoma market and 36% in the Colorado market, respectively, over the first quarter of 2005.

Brokerage and trading revenue increased $674 thousand or 6% in the first quarter of 2006 compared to the same period of the prior year. Customer hedging revenue increased $2.3 million, or 189%, to $3.5 million. Volatility in the energy markets prompted our energy customers to more actively hedge their gas and oil production.

Revenue from securities trading activities decreased $1.7 million, or 25%. Much of the decrease in trading revenue is attributed to increased competition in the market for corporate securities and lower demand caused by the flattening yield curve. Revenue from retail brokerage activities increased $114 thousand, or 4%, over the same period of 2005.

Service charges on deposit accounts increased $1.8 million or 8% over the first quarter of 2005. Overdraft fees grew $2.6 million or 21%. The volume of overdraft items processed increased over last year. Additionally, the per item overdraft charge was increased in the second quarter of 2005. Account service charge revenue decreased $760 thousand or 10%. This decrease reflected the change in earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, increases when interest rates rise.

Mortgage banking revenue,  which is discussed more fully in the Line of Business
- Mortgage Banking section of this report, increased $1.2 million or 22% compared with 2005. Net gains on mortgage loans sold totaled $2.8 million, up $1.3 million over the first quarter of 2005. Servicing revenue totaled $4.0 million for the first quarter of 2006, down 3% from last year due to a 4 basis point decrease in average servicing fee rates. A change in the mix of loans serviced for others decreased the average servicing fee rate compared with last year.

Other operating revenue included $2.5 million of fees earned on margin assets in the first quarter of 2006 and $570 thousand in the first quarter of 2005. Margin assets, which are held primarily as part of the Company's customer derivatives programs, averaged $249 million for the first quarter of 2006, compared with $129 million for the first quarter of 2005. The increase in average margin assets reflected growth in the fair value of liability derivative contracts due primarily to increased volatility in energy markets. Fees earned on average margin assets increased from 1.79% in the first quarter of 2005 to 4.13% in the first quarter of 2006. Fee rates earned on margin assets are generally consistent with short-term interest rates.


SECURITIES AND DERIVATIVES

BOK Financial recognized net losses of $1.2 million on securities for the first quarter of 2006. This included net losses of $1.9 million on securities held as an economic hedge of mortgage servicing rights. As permitted by FAS 156, certain specifically identified securities held as an economic hedge of mortgage servicing rights were transferred from the available for sale classification to a new classification entitled "Mortgage Trading Securities" as of January 1, 2006. These securities had an aggregate fair value of $49 million and unrealized gains of $52 thousand when transferred. The unrealized gain on these securities, less deferred taxes, was recorded as an increase in retained earnings as of the beginning of the first quarter. Mortgage trading securities are carried at fair value with changes in fair value recognized in earnings as they occur. The Company's use of securities as an economic hedge of mortgage servicing rights is more fully discussed in the Line of Business - Mortgage Banking section of this report. During the first quarter of 2005, BOK Financial recognized net losses on securities of $2.6 million, including $2.4 million of losses on securities held as an economic hedge of mortgage servicing rights.

Net losses on derivatives totaled $309 thousand for the first quarter of 2006, compared with net gains of $778 thousand in 2005. Net losses in 2006 consisted entirely of fair value adjustments of derivatives used to manage interest rate risk and related hedged liabilities. Net gains on derivatives in the first quarter of 2005 included a gain of $283 thousand from fair value adjustments of derivative contracts held as economic hedges of mortgage servicing rights and $495 thousand of net gains from fair value adjustments of derivatives used to manage interest rate risk and related hedged liabilities.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                 2006           2005             2005            2005             2005
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   12,010     $   11,116       $   11,366      $   10,404       $   11,336
Transaction card revenue                        18,508         18,988           18,526          17,979           16,543
Trust fees and commissions                      17,945         16,536           16,376          16,259           16,016
Deposit service charges and fees                23,986         25,222           25,619          25,347           22,173
Mortgage banking revenue                         6,789          7,018            9,535           8,550            5,578
Other revenue                                   10,811         10,067           9,490           8,160            7,397
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    90,049         88,947           90,912          86,699           79,043
--------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                            918             71               81           5,937              972
Gain (loss) on securities, net                  (1,221)        (1,780)          (4,744)          2,266           (2,637)
Gain (loss) on derivatives, net                   (309)           106              606            (311)             778
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   89,437     $   87,344       $   86,855      $   94,591       $   78,156
--------------------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSE

Other operating expense for the first quarter of 2006 totaled $117.4 million, a $15.2 million or 15% increase from 2005. This increase resulted primarily from a $12.8 million increase in personnel expense.

PERSONNEL EXPENSE

Personnel expense totaled $71.2 million for the first quarter of 2006 compared with $58.4 million for the first quarter of 2005. Regular compensation expense totaled $44.0 million, a $5.5 million or 14% increase over 2005. The increase in regular compensation expense was due to an 8% increase in average regular compensation per full-time equivalent employee and a 6% increase in average staffing. Average staffing increased 12% in Colorado and 5% in both Texas and Oklahoma. In addition, regular compensation expense for the first quarter of 2006 included $755 thousand for Bank of Arizona, which was acquired in the second quarter of 2005.

Incentive compensation expense includes the recognized costs of cash-based commissions, bonus and incentive programs, stock-based compensation plans and deferred compensation plans. Stock-based compensation plans include both equity and liability awards.

Incentive compensation expense totaled $15.2 million for the first quarter of 2006, an increase of $6.4 million over 2005. First quarter 2006 expense for the Company's various cash-based incentive programs totaled $12.6 million, up $2.4 million over last year. These programs consist primarily of formula-based plans that determine incentive amounts based on pre-established criteria. Compensation expense for stock-based compensation plans totaled $2.6 million for the first quarter of 2006 compared with a $1.5 million credit in 2005. Compensation expense for stock-based compensation plans accounted for as equity awards totaled $1.5 million in the first quarter of 2006, compared with $1.2 million in the first quarter of 2005. Expense for equity awards is determined by an award's grant-date fair value and is not affected by subsequent changes in the market value of BOK Financial common stock. Compensation expense for stock-based compensation plans accounted for as liability awards totaled $1.0 million in the first quarter of 2006, compared with a credit of $2.6 million in 2005. Expense for liability awards is based on current fair value, including current period changes due to the market value of BOK Financial common stock.

Employee benefit expenses increased $862 thousand, or 8%, to $12.0 million. This increase was due primarily to payroll taxes. Expenses for employee medical and other insurance increased $231 thousand, or 6%, while employee retirement expenses increased $145 thousand, or 5%. Benefit expenses for the first quarter of 2006 included $1.8 million of pension expense. This expense will be substantially reduced in future periods by the curtailment of pension plan benefits effective April 1, 2006. Management expects this expense reduction to be largely offset by the cost of enhanced employee thrift plan benefits.

DATA PROCESSING AND COMMUNICATIONS EXPENSE

Data processing and communication expenses increased $1.9 million, or 13%, compared to 2005. This expense consists of two broad categories, data processing systems and transaction card processing. Transaction card processing costs increased $1.1 million, or 19%, consistent with the growth rate in check card and merchant discount revenue. Data processing systems costs increased $844 thousand, or 9%, compared with the first quarter of 2005.

OTHER OPERATING EXPENSES

Mortgage banking expenses decreased $526 thousand. Costs associated with loan origination and sales activities totaled $362 thousand in the first quarter of 2006 and $435 thousand in the first quarter of 2005. Mortgage banking expense also includes changes in the fair value of mortgage servicing rights due to runoff of the underlying loans. Fair value of mortgage servicing rights decreased $2.7 million in the first quarter of 2006 due to loan runoff. Amortization expense, which also considers the runoff of underlying loans, totaled $3.2 million in the first quarter of 2005. Additionally, other operating expenses were reduced by $7.1 million in the first quarter of 2006 and $5.6 million in the first quarter of 2005 due to increases in the fair value of mortgage servicing rights. These expenses are discussed more fully in the Line of Business - Mortgage Banking section of this report.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2006             2005           2005              2005             2005
                                   ----------------------------------------------------------------------------------
Personnel                          $    71,232     $    68,666     $    66,533      $    65,333      $    58,439
Business promotion                       4,803           5,170           4,494            3,870            4,430
Professional fees and services           3,914           4,534           3,951            4,492            3,619
Net occupancy and equipment             13,026          12,864          12,587           12,650           12,094
Data processing & communications        16,995          18,054          17,492           16,381           15,099
Printing, postage and supplies           3,905           3,976           3,846            3,629            3,615
Net (gains) losses and operating
   expenses of repossessed assets          219             335            (387)             316              308
Amortization of intangible assets        1,370           1,797           1,801            1,808            1,537
Mortgage banking costs                   3,087           3,294           4,268            3,387            3,613
Change in fair value of mortgage
  servicing rights                      (7,081)              -               -                -                -
Provision (recovery) for impairment
  of mortgage servicing rights               -            (708)         (4,671)           7,088           (5,624)
Other expense                            5,909           5,921           7,120            7,056            5,029
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   117,379     $   123,903     $   117,034      $   126,010      $   102,159
---------------------------------------------------------------------------------------------------------------------

INCOME TAXES

Income tax expense was $31.2 million, compared with $29.5 million for the first quarter of 2005. This represented 36% of book taxable income for both periods.

LINES OF BUSINESS

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. It also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consists primarily of corporate and consumer banking activities in the respective local markets. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the Company's overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations.

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

Economic capital is assigned to the business units by a capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Additional capital is assigned to the regional banking line of business based on our investment in those entities.

Consolidated net income provided by the Regional Banking and the Oklahoma Corporate Banking Divisions continued to increase due largely to asset growth. Also, performance by business units that generate deposits for the Company, such as the Oklahoma consumer banking unit, continued to improve due primarily to internal funds pricing credits. The increased value of deposits when short-term interest rates are rising is reflected in the internal transfer pricing credit. The increase in internal transfer pricing credit is offset through the funds management unit.

---------------------------------------------------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                                Three months ended March 31,
                                                   2006             2005
                                             ------------------------------
Regional banking                              $  22,769       $   17,349
Oklahoma corporate banking                       18,635           15,345
Mortgage banking                                  3,237            2,257
Oklahoma consumer banking                         8,033            4,318
Wealth management                                 6,760            6,102
Funds management and other                       (4,686)           6,684
---------------------------------------------------------------------------
     Total                                     $ 54,748         $ 52,055
---------------------------------------------------------------------------

OKLAHOMA CORPORATE BANKING

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes TransFund, our electronic funds transfer network. The Oklahoma Corporate Banking Division contributed $18.6 million or 34% to consolidated net income for the first quarter of 2006. This compares to $15.3 million or 29% of consolidated net income for 2005. Growth in net income provided by this division came primarily from loan growth. Average loans attributed to the Oklahoma Corporate Banking Division were $4.1 billion for the first quarter of 2006, compared with $3.6 billion for the first quarter of 2005. Net loans charged off totaled $364 thousand for the first quarter of 2006, compared with $397 thousand in the first quarter of 2005. Growth in other operating revenue was due largely to fees earned on margin assets.

Table 5 -  Oklahoma Corporate Banking
 (Dollars in Thousands)

                                      Three months ended March 31,
                                   ----------------------------------
                                          2006              2005
                                      -------------------------------
Net interest revenue               $      35,359     $      31,966

Other operating revenue                   23,543            20,366
Operating expense                         28,039            26,821
Net loans charged off                        364               397
Net income                                18,635            15,345

Average assets                     $   5,318,039     $   4,535,152
Average economic capital                 372,270           289,480

Return on assets                             1.42%           1.37%
Return on economic capital                  20.30%          21.50%
Efficiency ratio                            47.60%          51.25%


OKLAHOMA CONSUMER BANKING

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. The Consumer Banking Division contributed $8.0 million or 15% to consolidated net income for the first quarter of 2006. This compares to $4.3 million or 8% of consolidated net income for 2005. Average deposits attributed to this Division increased $182 million, or 7% compared with last year. The value to the Company of these lower-costing retail deposits continues to increase as short-term interest rates rise. Operating revenue increased $2.5 million or 17% over last year due largely to a $1.7 million increase in deposit fees and overdraft charges.


Table 6 -  Oklahoma Consumer Banking
 (Dollars in Thousands)

                                     Three months ended March 31,
                                  ----------------------------------
                                         2006              2005
                                     -------------------------------
Net interest revenue              $      16,095     $      12,186

Other operating revenue                  17,255            14,713
Operating expense                        19,529            18,989
Net loans charged off                       722               784
Net income                                8,033             4,318

Average assets                    $   2,951,359     $   2,872,501
Average economic capital                 69,670            69,360

Return on assets                            1.10%           0.61%
Return on economic capital                 46.76%          25.25%
Efficiency ratio                           58.56%          70.59%


MORTGAGE BANKING

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Consolidated mortgage banking revenue, which is included in other operating revenue, increased $1.2 million or 22% compared with the first quarter of 2005. Mortgage banking activities contributed $3.2 million or 6% to consolidated net income in the first quarter of 2006, compared with $2.3 million or 4% in 2005.

Mortgage banking activities consist of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. The general trend has been toward higher mortgage loan commitment rates, especially in the first quarter of 2006.

LOAN PRODUCTION SECTOR

Loan production revenue totaled $3.0 million for the first quarter of 2006, including $2.8 million of capitalized mortgage servicing rights and $158 thousand of net gains on loans sold. Loan production revenue totaled $1.5 million for the first quarter of 2005, including $2.0 million of capitalized mortgage servicing rights. The increase in loan production revenue was due to production volume. Mortgage loans funded in the first quarter of 2006 totaled $183 million, including $168 million of loans funded for resale and $15 million of loans funded for retention by affiliates. Mortgage loans funded in the same period of 2005 totaled $175 million, including $117 million of loans funded for resale and $57 million of loans funded for retention by affiliates. The decrease in loans funded for retention by affiliates was due primarily to increased sales of community development loans in the secondary market. The Company generally retains the rights to service these loans. Approximately 70% of the loans funded during the first quarter of 2006 were to borrowers in Oklahoma. Loan production activities resulted in net pre-tax income of $160 thousand for the first quarter of 2006 and a net pre-tax loss of $138 thousand for the first quarter of 2005. The pipeline of mortgage loan applications totaled $268 million at March 31, 2006, compared to $233 million at December 31, 2005 and $250 million at March 31, 2005.

LOAN SERVICING SECTOR

The loan servicing sector had pre-tax income of $5.5 million for the first quarter of 2006 compared to pre-tax income of $3.4 million for the same period of 2005. The fair value of mortgage servicing rights increased during both periods due to rising mortgage commitment rates and related market factors.

A 28 basis point increase in average mortgage commitment rates since December 31, 2005 resulted in a $7.1 million increase in the value of servicing rights. Rising mortgage commitment rates, along with other market factors, reduced anticipated prepayment speeds and decreased the discount rate used to value the servicing rights. As previously noted, the Company adopted the fair value method of accounting for mortgage servicing rights permitted by FAS 156. By adopting FAS 156 in the first quarter of 2006, the Company was permitted to fully recognize this appreciation. Recognition would have been limited to $4.2 million of the increase in fair value under the previously required "lower of cost or fair value" accounting standard. Losses of $1.9 million were recognized from decreases in the fair value of financial instruments held as an economic hedge of the value of the servicing rights.

During the first quarter of 2005, the allowance for impairment of mortgage servicing rights was reduced by $5.6 million due to an increase in the fair value of the servicing rights. The reduction in the allowance was partially offset by net losses of $2.1 million recognized on financial instruments designated as an economic hedge.

Servicing revenue, which is included in mortgage banking revenue on the Consolidated Statements of Earnings, totaled $4.0 million in the first quarter of 2006 compared with $4.1 million in 2005. The decrease in servicing revenue reflected a decrease in servicing rates. The average outstanding balance of loans serviced for others was $4.0 billion during 2006 compared to $3.8 billion during 2005. However, annualized servicing revenue per outstanding loan principal decreased to 40 basis points for the first quarter of 2006, compared with 44 basis points last year. Increased servicing of community development loans and certain government-sponsored loans caused the decrease in the servicing fee rates. Servicing fees on both of these loan types are less than the portfolio average servicing fee rate.

On March 31, 2006, the Company paid approximately $6.8 million to acquire the rights to service approximately $480 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

The fair value of mortgage servicing rights decreased $2.7 million during the first quarter of 2006 due to runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statements of Earnings. Prior to the adoption of FAS 156, mortgage servicing rights were amortized in proportion to projected cash flows over the estimated life of the loans serviced. Projected cash flows considered both actual and estimated runoff of the underlying loans serviced. Amortization expense recognized in mortgage banking costs during the first quarter of 2005 totaled $3.2 million. The decrease in expense related to the runoff of loans serviced primarily reflects lower loan prepayment speeds.

Table 7 -  Mortgage Banking
 (Dollars in Thousands)
                                            Three months ended March 31,
                                     ---------------------------------------
                                                 2006             2005
                                      --------------------------------------
Net interest revenue                      $         547    $       1,430

Capitalized mortgage servicing rights             2,835            1,981
Other operating revenue                           4,363            4,447
Operating expense                                 7,669            7,711
Change in fair value of mortgage
   servicing rights                              (7,081)               -
Recovery for impairment of mortgage
   servicing rights                                   -           (5,624)
Losses on financial instruments, net             (1,861)          (2,076)
Net income                                        3,237            2,257

Average assets                            $     446,434    $     515,648
Average economic capital                         23,070           23,300

Return on assets                                    2.94%           1.78%
Return on economic capital                         56.90%          39.29%
Efficiency ratio                                   99.02%          98.13%


BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are designated as "mortgage trading securities" when prepayment risks exceed certain levels. Additionally, interest rate derivative contracts may also be designated as an economic hedge of the risk of loss on mortgage servicing rights. Because the fair values of these instruments are expected to vary inversely to the fair value of the servicing rights, they are expected to partially offset risk. These financial instruments are carried at fair value. Beginning January 1, 2006, with the adoption of FAS 156, changes in fair value are recognized in current period income. No special hedge accounting treatment is applicable to either the mortgage servicing rights or the financial instruments designated as an economic hedge.

The Company's hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives. However, there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At March 31, 2006, financial instruments with a fair value of $65 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At March 31, 2006, the pre-tax results of this modeling on reported earnings were:


Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
                                          ----------------- ----------------
Anticipated change in:
Fair value of mortgage servicing rights    $     2,663      $   (3,717)
Fair value of hedging instruments               (2,124)          2,326
                                          ----------------- ----------------
   Net                                     $       539      $   (1,391)
                                          ----------------- ----------------


Table 8 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $2.7 million while a 50 basis point decrease is expected to reduce value by $3.7 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

WEALTH MANAGEMENT

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consist of retail sales of mutual funds, securities and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services. Customer hedging programs are included in the Wealth Management Division.

Wealth Management contributed $6.8 million or 12% to consolidated net income for the first quarter of 2006. This compared to $6.1 million or 12% of consolidated net income for 2005.

Trust and private financial services provided $5.5 million of net income in 2006, an 18% increase over 2005. At March 31, 2006 and 2005, the wealth management line of business was responsible for trust assets with aggregate market values of $26.6 billion and $23.3 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $9.5 billion of trust assets at March 31, 2006, compared with $8.1 billion at March 31, 2005.

Brokerage and trading activities provided $1.3 million of total net income in the first quarter of 2006 compared to $1.5 million provided in same period of 2005. Growth in net income from our customer hedging programs was partially offset by a reduction in income from trading activities.


Table 9 -  Wealth Management
 (Dollars in Thousands)
                                          Three months ended March 31,
                                       ----------------------------------
                                              2006              2005
                                          -------------------------------
Net interest revenue                   $       8,265     $       5,823

Other operating revenue                       26,217            25,016
Operating expense                             23,262            20,755
Net income                                     6,760             6,102

Average assets                         $   1,723,255     $   1,380,557
Average economic capital                     120,880            99,590

Return on assets                                 1.59%           1.79%
Return on economic capital                      22.68%          24.85%
Efficiency ratio                                67.46%          67.30%


REGIONAL BANKING

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, and Bank of Arizona in their respective markets. They also include fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $22.8 million or 42% to consolidated net income during the first quarter of 2006. This compares with $17.3 million or 33% of consolidated net income for the same period in 2005. Growth in net income contributed by the regional banks came primarily from operations in Colorado. Net income from Colorado was $3.5 million for the first quarter of 2006, compared with $792 thousand for the same period of 2005. In addition, net income for 2006 in Texas and New Mexico increased $2.3 million, or 21%, and $805 thousand, or 18%, respectively.

Growth in net income from Texas operations resulted from a $4.0 million increase in net interest revenue. Average earning assets increased $418 million, or 15%, from the first quarter of 2005. This increase resulted from a $405 million increase in average loans. The growth in average earning assets was funded primarily by a $93 million increase in average demand deposits and a $265 million increase in average interest-bearing deposits.

The increase in net income from New Mexico operations was also based largely on a $1.1 million increase in net interest revenue. Average earning assets decreased $132 million. Average loans increased $59 million while funds sold to the funds management unit decreased $184 million. Average deposits in the New Mexico market increased $121 million, including $28 million of demand deposits. Average funds borrowed from external sources decreased $313 million.

Net income from operations in Colorado was $3.6 million for the first quarter of 2006, compared with $792 thousand for the first quarter of 2005. Net interest revenue increased $2.5 million due primarily to a $365 million increase in average earning assets. Average loans increased $78 million while average funds sold to the funds management unit increased $290 million. The growth in earning assets was funded primarily by a $286 million increase in interest-bearing deposits. In addition to the effect of revenue growth on net income, net loans charged-off or recovered decreased $1.7 million compared with the first quarter of 2005.

We continue to expand operations in the Arizona market since the acquisition of Bank of Arizona in the second quarter of 2005. Outstanding loans attributed to the Arizona market averaged $212 million for the first quarter of 2006, compared with $92 million of loans acquired in April 2005. Total deposits averaged $108 million for the first quarter of 2006.


Table 10 -  Bank of Texas
 (Dollars in Thousands)
                                           Three months ended March 31,
                                        ----------------------------------
                                               2006              2005
                                           -------------------------------
Net interest revenue                    $      34,788     $      30,745

Other operating revenue                         6,130             5,233
Operating expense                              20,267            19,096
Net loans charged off                             286               118
Net income                                     13,236            10,917

Average assets                          $   3,545,820     $   3,128,687
Average economic capital                      218,430           164,660
Average invested capital                      385,510           331,740

Return on assets                                  1.51%           1.42%
Return on economic capital                       24.58%          26.89%
Return on average invested capital               13.92%          13.35%
Efficiency ratio                                 49.53%          53.08%


Table 11 -  Bank of Albuquerque
 (Dollars in Thousands)
                                          Three months ended March 31,
                                       ----------------------------------
                                              2006              2005
                                          -------------------------------
Net interest revenue                   $      11,749     $      10,680

Other operating revenue                        3,930             3,358
Operating expense                              7,112             6,759
Net loans charged off                            110               144
Net income                                     5,167             4,362

Average assets                         $   1,472,394     $   1,605,665
Average economic capital                      76,570            81,420
Average invested capital                      95,660           100,510

Return on assets                                 1.42%           1.10%
Return on economic capital                      27.37%          21.73%
Return on average invested capital              21.91%          17.60%
Efficiency ratio                                45.36%          48.15%

Table 12 - Bank of Arkansas
 (Dollars in Thousands)
                                          Three months ended March 31,
                                       ----------------------------------
                                              2006              2005
                                          -------------------------------
Net interest revenue                   $       1,543     $       2,186

Other operating revenue                        2,812             3,112
Operating expense                              2,949             3,197
Net loans charged off                            (10)               10
Net income                                       865             1,278

Average assets                         $     198,741     $     258,695
Average economic capital                      13,490            11,170
Average invested capital                      13,490            11,170

Return on assets                                 1.77%           2.00%
Return on economic capital                      26.00%          46.40%
Return on average invested capital              26.00%          46.40%
Efficiency ratio                                67.72%          60.34%


Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                         Three months ended March 31,
                                      ----------------------------------
                                             2006              2005
                                         -------------------------------
Net interest revenue                  $       8,525     $       6,043

Other operating revenue                       3,035             4,028
Operating expense                             5,961             7,147
Net loans charged off                           (49)            1,628
Net income                                    3,451               792

Average assets                        $   1,037,770     $     668,653
Average economic capital                     60,560            41,040
Average invested capital                    102,540           83,030

Return on assets                                1.35%           0.48%
Return on economic capital                     23.11%           7.82%
Return on average invested capital             13.65%           3.87%
Efficiency ratio                               51.57%          70.97%


Table 14 - Bank of Arizona
 (Dollars in Thousands)
                                          Three months ended March 31,
                                       ----------------------------------
                                              2006              2005
                                          -------------------------------
Net interest revenue                       $  2,689          $  ***

Other operating revenue                         106             ***
Operating expense                             2,552             ***
Net loans charged off                             2             ***
Net income                                       50             ***

Average assets                           $  332,935          $  ***
Average economic capital                     16,940             ***
Average invested capital                     33,590             ***

Return on assets                               0.06%            ***
Return on economic capital                     1.20%            ***
Return on average invested capital             0.60%            ***
Efficiency ratio                              91.31%            ***

*** Data not applicable due to acquisition of Bank of Arizona in April 2005.

FINANCIAL CONDITION

SECURITIES

Securities are classified as either held for investment, available for sale or trading based upon asset/liability management strategies, liquidity and profitability objectives and regulatory requirements. Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. Management has the ability and intent to hold these securities until they mature. Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. Certain mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. These securities are carried at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights. The Company also maintains a separate trading securities portfolio. Trading portfolio securities, which are also carried at fair value with changes in fair value recognized in current period income, are acquired and held with the intent to sell at a profit to the Company.

The amortized cost of available for sale securities totaled $4.9 billion at both March 31, 2006 and December 31, 2005. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage-backed securities as part of our overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
2.8 years at March 31, 2006 and at December 31, 2005. Management estimates that the effective duration of the mortgage-backed securities portfolio would extend to 3.1 years assuming a 300 basis point immediate rate shock.

Net unrealized losses on available for sale securities totaled $148 million at March 31, 2006 compared with net unrealized losses of $105 million at December 31, 2005 due primarily to rising interest rates. The aggregate gross amount of unrealized losses at March 31, 2006 totaled $157 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. We also considered our intent and ability to either hold or sell the securities. It is management's belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

LOANS

The aggregate loan portfolio at March 31, 2006 totaled $9.2 billion, a $62 million increase since December 31, 2005. Net loan growth slowed during the first quarter of 2006 due largely to payoffs in the energy and services sectors of the commercial loan portfolio.

---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2006             2005           2005             2005            2005
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,367,400    $   1,399,417   $   1,350,835   $   1,278,885    $   1,174,498
  Services                               1,358,194        1,425,821       1,419,342       1,340,411        1,263,527
  Wholesale/retail                         850,013          793,032         804,628         777,440          696,066
  Manufacturing                            519,100          514,792         484,662         483,211          468,615
  Healthcare                               534,091          520,309         476,616         434,132          441,651
  Agriculture                              284,277          291,858         238,950         244,687          263,382
  Other commercial and industrial          325,746          354,706         292,657         301,013          283,107
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   5,238,821        5,299,935       5,067,690       4,859,779        4,590,846
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        686,400          638,366         605,457         542,049          518,137
  Multifamily                              205,755          204,620         225,074         237,904          224,533
  Other real estate loans                1,212,805        1,146,916       1,142,093       1,081,906          975,115
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,104,960        1,989,902       1,972,624       1,861,859        1,717,785
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,177,337        1,169,331       1,166,559       1,151,674        1,215,022
  Residential mortgages held for sale       40,299           51,666          46,306          74,410           44,429
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,217,636        1,220,997       1,212,865       1,226,084        1,259,451
---------------------------------------------------------------------------------------------------------------------

Consumer                                   640,542          629,144         630,389         566,958          517,884
---------------------------------------------------------------------------------------------------------------------

  Total                              $   9,201,959    $   9,139,978   $   8,883,568   $   8,514,680    $   8,085,966
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio totaled $5.2 billion at March 31, 2006, down $61 million during the first quarter of 2006. The services sector of the portfolio totaled $1.4 billion, or 15% of the Company's total outstanding loans. Loans in this sector of the portfolio decreased $68 million since December 31, 2005. The services sector consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $981 million of the services sector is made up of loans with individual balances of less than $10 million. Energy loans totaled $1.4 billion or 15% of total loans. Outstanding energy loans decreased $32 million, or 4%, during the first quarter of 2006. Approximately $1.1 billion of loans in the energy portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 15.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2006 and December 31, 2005, the outstanding principal balances of these loans totaled $1.2 billion and $1.1 billion, respectively. Substantially all of these loans were to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 32% of the shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.1 billion or 23% of the loan portfolio at March 31, 2006. The outstanding balance of commercial real estate loans increased $115 million, or 6%, since December 31, 2005. Commercial real estate loans grew primarily in the Oklahoma and Texas markets. Construction and land development loans included $536 million for single family residential lots and premises, up $43 million, or 9%, since December 31, 2005. The major components of other commercial real estate loans were office buildings - $493 million and retail facilities - $334 million. Commercial real estate loans secured by retail facilities increased $28 million, or 9%, during the quarter.

Residential mortgage loans, excluding mortgage loans held for sale, included $352 million of home equity loans, $383 million of loans held for business relationship purposes, $236 million of adjustable rate mortgages and $185 million of loans held for community development. Consumer loans included $370 million of indirect automobile loans, up $13 million since December 31, 2005. While substantially all of these loans were purchased from dealers in Oklahoma, most of the current quarter's growth was from activities in Arkansas.

Table 16 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans by Principal Market Area
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2006             2005           2005             2005            2005
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,074,406    $   3,159,683   $   3,101,209   $   3,026,311    $   2,871,566
   Commercial real estate                  936,030          862,700         890,737         856,617          791,816
   Residential mortgage                    847,848          842,757         839,344         827,431          936,375
   Residential mortgage held for sale       40,299           51,666          46,306          74,410           44,429
   Consumer                                468,920          466,180         472,899         425,318          389,571
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,367,503    $   5,382,986   $   5,350,495   $   5,210,087    $   5,033,757
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $   1,420,860    $   1,356,611   $   1,294,606   $   1,182,307    $   1,135,509
   Commercial real estate                  604,413          569,921         537,576         509,472          477,487
   Residential mortgage                    200,957          199,726         196,593         196,457          177,919
   Consumer                                 87,669           89,017          89,329          90,245           85,626
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,313,899    $   2,215,275   $   2,118,104   $   1,978,481    $   1,876,541
                                    ---------------------------------------------------------------------------------
New Mexico:
   Commercial                        $     348,930    $     383,325   $     354,087   $     340,378    $     325,069
   Commercial real estate                  228,955          232,564         223,236         219,175          218,357
   Residential mortgage                     68,810           65,784          65,203          63,821           62,015
   Consumer                                 13,820           15,137          15,195          15,813           12,306
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     660,515    $     696,810   $     657,721   $     639,187    $     617,747
                                    ---------------------------------------------------------------------------------
Arkansas:
   Commercial                        $      74,423    $      79,719   $      54,703   $      54,703    $      51,026
   Commercial real estate                   80,529           75,483          85,600          76,803           75,024
   Residential mortgage                     13,069           13,044          12,097          11,674           10,771
   Consumer                                 33,548           25,659          20,397           4,560            3,599
                                     ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     201,569    $     193,905   $     172,797   $     147,740    $     140,420
                                    ---------------------------------------------------------------------------------
Colorado:
   Commercial                        $     267,928    $     270,108   $     219,208   $     210,142    $     207,676
   Commercial real estate                  134,771          133,537         132,741         125,120          120,844
   Residential mortgage                     20,383           21,918          26,186          27,292           27,942
   Consumer                                 31,487           27,871          26,126          27,996           26,782
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     454,569    $     453,434   $     404,261   $     390,550    $     383,244
                                    ---------------------------------------------------------------------------------
Arizona:
   Commercial                        $      52,274    $      50,489   $      43,877   $      45,938    $           -
   Commercial real estate                  120,262          115,697         102,734          74,672           34,257
   Residential mortgage                     26,270           26,102          27,136          24,999                -
   Consumer                                  5,098            5,280           6,443           3,026                -
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     203,904    $     197,568   $     180,190   $     148,635    $      34,257
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $   9,201,959    $   9,139,978   $   8,883,568   $   8,514,680    $   8,085,966
                                    ---------------------------------------------------------------------------------

LOAN COMMITMENTS

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $4.7 billion and standby letters of credit which totaled $495 million at March 31, 2006. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

DERIVATIVES WITH CREDIT RISK

BOK Financial offers programs that permit its customers to hedge various risks, including fluctuations in energy and cattle prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between the Company and selected counterparties to minimize the risk to us of changes in commodity prices, interest rates, or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

These programs create credit risk for potential amounts due to BOK Financial from its customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit rating, these limits are reduced and additional margin collateral is required.

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value. At March 31, 2006, the fair value of derivative contracts reported as assets under these programs totaled $401 million. This included energy contracts with fair values of $358 million, interest rate contracts with fair values of $32 million and foreign exchange contracts with fair values of $10 million. The aggregate fair values of derivative contracts reported as liabilities totaled $402 million. At December 31, 2005, the fair values of assets and liabilities reported under these programs totaled $453 million and $452 million, respectively. Approximately 94% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 6% was with counterparties. The maximum net exposure to any single customer or counterparty totaled $87 million.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $104 million at March 31, 2006, compared with $104 million at December 31, 2005 and $109 million at March 31, 2005. These amounts represented 1.14%, 1.14% and 1.35% of outstanding loans, excluding loans held for sale, at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 323% of the outstanding balance of nonperforming loans at March 31, 2006, compared with 413% at December 31, 2005 and 219% at March 31, 2005. Nonperforming loans totaled $32 million at March 31, 2006, compared with $25 million at December 31, 2005 and $50 million at March 31, 2005. Net loans charged off during the first quarter of 2006 totaled $1.6 million, down from $7.4 million in the fourth quarter of 2005 and $3.2 million for the first quarter of 2005. Net consumer loans charged off, which includes deposit overdraft losses, totaled $1.1 million for the first quarter of 2006.

The Company considers credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 17 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented to facilitate comparison with peer banks and others who have not adopted this preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts. The reserve for off-balance sheet credit losses would decrease and the reserve for loan losses would increase as outstanding commitments are funded.

------------------------------------------------------------------------------------------------------------------------------
Table 17 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                                   2006             2005           2005            2005             2005
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     103,876     $     109,621   $     108,884  $     108,958    $     108,618
   Loans charged off:
      Commercial                                    1,242             5,772             819          1,641            1,438
      Commercial real estate                            -                84             730             90            1,715
      Residential mortgage                            207               226             382            423              181
      Consumer                                      2,700             3,497           3,380          2,890            2,490
------------------------------------------------------------------------------------------------------------------------------
      Total                                         4,149             9,579           5,311          5,044            5,824
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      847               826             711          1,435            1,099
      Commercial real estate                           40                 8               7             73               29
      Residential mortgage                             97               133              21             16               10
      Consumer                                      1,580             1,197           1,238          1,233            1,508
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,564             2,164           1,977          2,757            2,646
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               1,585             7,415           3,334          2,287            3,178
Provision for loan losses                           1,852             1,670           4,071          1,142            3,518
Additions due to acquisitions                           -                 -               -          1,071                -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     104,143     $     103,876   $     109,621  $     108,884    $     108,958
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      20,574     $      17,794   $      17,889  $      16,984    $       18,502
Provision for off-balance sheet credit losses       1,548             2,780             (95)           873            (1,518)
Additions due to acquisitions                           -                 -               -             32                 -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      22,122     $      20,574   $      17,794  $      17,889    $       16,984
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       3,400     $       4,450   $       3,976  $       2,015    $        2,000
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans
    outstanding at period-end (1)                    1.14%             1.14%           1.24%          1.29%            1.35%
Net charge-offs (annualized)
    to average loans (1)                             0.07              0.33            0.16           0.11             0.16
Total provision for credit losses
    (annualized) to average loans (1)                0.15              0.20            0.19           0.10             0.10
Recoveries to gross charge-offs                     61.80             22.59           37.22          54.66            45.43
Reserve for loan losses as a multiple of
    net charge-offs (annualized)                    16.43x             3.50x           8.22x         11.90x            8.57x
Reserve for off-balance sheet credit
    losses to off-balance sheet credit commitments   0.36%             0.42%           0.41%          0.42%            0.41%
Combined reserves for credit losses to
    loans outstanding at period-end (1)              1.38              1.37            1.44           1.50             1.57
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At March 31, 2006, specific impairment reserves totaled $5.0 million on total impaired loans of $21 million. Required specific impairment reserves increased $2.3 million from December 31, 2005.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At March 31, 2006, the ranges of potential losses for the more significant factors were:

General economic conditions - $6.4 million to $10.9 million Concentration in large loans - $1.4 million to $2.9 million

The provision for credit losses totaled $3.4 million for the first quarter of 2006, compared with $4.4 million for the fourth quarter of 2005 and $2.0 million for the first quarter of 2005. Factors considered in determining the provision for credit losses included increases in the outstanding balances of classified, criticized and non-performing loans. These factors were partially offset by decreases in the minimum reserve level for certain loan grades based on analysis of long-term loss experience and by reductions in net losses.

NONPERFORMING ASSETS

Information regarding nonperforming assets, which totaled $40 million at March 31, 2006 and $34 million at December 31, 2005, is presented in Table 18. Nonperforming assets included non-accrual loans and excluded loans 90 days or more past due but still accruing interest. Non-accrual loans totaled $32 million at March 31, 2006 and $25 million at December 31, 2005. Newly identified non-accruing loans totaled $11 million during the first quarter of 2006. Non-accruing loans decreased $1 million for loans charged off or foreclosed, and $3 million for cash payments received.

---------------------------------------------------------------------------------------------------------------------
Table 18 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,     Sept. 30,    June 30,      March 31,
                                                     2006          2005          2005         2005          2005
                                               ----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    17,073   $    11,673   $    17,920  $    21,173   $    29,116
   Commercial real estate                             6,444         5,370        10,422       11,722        12,671
   Residential mortgage                               8,057         7,347         8,531        7,154         7,533
   Consumer                                             655           772           480          478           483
---------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            32,229        25,162        37,353       40,527        49,803
Other nonperforming assets                            8,196         8,476         5,069        5,062         3,187
---------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    40,425   $    33,638   $    42,422  $    45,589   $    52,990
---------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        323.13%       412.83%       293.48%      268.67%       218.78%
 Combined reserves for credit
    losses to nonaccrual loans                      391.77        494.60        341.11        312.81       252.88
 Nonaccrual loans to period-end loans (2)             0.35          0.28          0.42         0.48          0.62
---------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     3,919   $     8,708    $   10,027   $    7,125   $     6,782
---------------------------------------------------------------------------------------------------------------------
(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     1,595   $     2,021   $     3,646  $     3,713   $     2,650
(2) Excludes residential mortgage loans held for sale.
---------------------------------------------------------------------------------------------------------------------

The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information, however, causes management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $23 million at March 31, 2006 and $28 million at December 31, 2005. The current composition of potential problem loans by primary industry included healthcare - $12 million, services - $6 million and real estate - $3 million.

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

Total deposits averaged $11.1 billion for the first quarter of 2006, up $408 million, or 4%, compared with average deposits in the fourth quarter of 2005. The growth in average deposits was driven by a $976 million increase in total deposits across all of our markets during the fourth quarter. Deposits continued to grow in the New Mexico, Colorado, Arizona and Arkansas markets during the first quarter of 2006. However, following fourth quarter deposit growth of $471 million in Oklahoma and $418 million in Texas, deposits decreased by $153 million and $52 million, respectively, during the first quarter of 2006.

Average core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, increased at an annualized rate of 4%. Average core deposits comprised 49% of total deposits for the first quarter of 2006, down from 50% for the preceding quarter. Deposit accounts with balances in excess of $100,000 represented 41% and 40% of average deposits for the first quarter of 2006 and the fourth quarter of 2005, respectively.


The distribution of deposit  accounts among principal  markets is shown in Table
19.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Deposits by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2006            2005            2005             2005            2005
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     950,582   $   1,003,284    $     959,169   $   1,028,640    $   1,091,132
   Interest-bearing:
     Transaction                         2,937,228       3,002,610        2,411,175       2,367,511        2,235,950
     Savings                                93,093          85,837           86,220          89,972           93,655
     Time                                2,623,352       2,564,337        2,728,224       2,450,730        2,511,465
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                5,653,673       5,652,784        5,225,619       4,908,213        4,841,070
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   6,604,255   $   6,656,068    $   6,184,788   $   5,936,853    $   5,932,202
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     551,411   $     615,732    $     533,475   $     478,855    $     628,043
   Interest-bearing:
     Transaction                         1,455,856       1,535,570        1,299,279       1,292,938        1,111,808
     Savings                                27,827          27,398           29,620          29,635           30,695
     Time                                  726,530         735,731          633,785         606,528          601,397
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,210,213       2,298,699        1,962,684       1,929,101        1,743,900
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,761,624   $   2,914,431    $   2,496,159   $   2,407,956    $   2,371,943
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     159,125   $     129,289    $     155,517   $     139,107    $     133,309
   Interest-bearing:
     Transaction                           408,160         381,099          338,706         306,230          314,067
     Savings                                17,805          17,839           17,614          17,875           18,428
     Time                                  483,428         453,314          454,561         449,180          434,131
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  909,393         852,252          810,881         773,285          766,626
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,068,518   $     981,541    $     966,398   $     912,392    $     899,935
                                    ---------------------------------------------------------------------------------
Arkansas:
   Demand                            $      11,629   $      10,429    $      13,772   $      10,890    $      14,922
   Interest-bearing:
     Transaction                            26,675          22,354           23,335          24,816           23,555
     Savings                                 1,051           1,058            1,268           1,284            1,405
     Time                                   73,082          75,034           81,510          83,388           88,031
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  100,808          98,446          106,113         109,488          112,991
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     112,437   $     108,875    $     119,885   $     120,378    $     127,913
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      56,419   $      61,647    $      51,978   $      32,044    $      73,383
   Interest-bearing:
     Transaction                           258,801         258,668          216,718         228,881          220,618
     Savings                                16,315          17,772           16,568          16,791           22,140
     Time                                  309,068         264,020          221,753         117,130           86,406
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  584,184         540,460          455,039         362,802          329,164
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     640,603   $     602,107    $     507,017   $     394,846    $     402,547
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      55,421   $      45,567    $      42,784   $      60,412    $           -
   Interest-bearing:
     Transaction                            57,400          56,994           71,510          56,624                -
     Savings                                 3,380           4,111            3,862           4,771                -
     Time                                    4,608           5,624            6,802           6,574                -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   65,388          66,729           82,174          67,969                -
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     120,809   $     112,296    $     124,958   $     128,381    $           -
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $  11,308,246   $  11,375,318    $  10,399,205   $   9,900,806    $   9,734,540
                                    ---------------------------------------------------------------------------------

BORROWINGS AND CAPITAL

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain banks that expires in December 2010. There was no outstanding principal balance on this credit agreement at March 31, 2006. Interest is based on LIBOR plus a defined margin that is determined by the Company's credit rating or a base rate. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.500%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at March 31, 2006.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $171 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $105 million under this policy.

Equity capital for BOK Financial increased $26 million to $1.6 billion at March 31, 2006. Retained earnings, net income less cash dividends, provided $48 million to this increase. Growth in capital from retained earnings was partially offset by a $26 million increase in accumulated other comprehensive losses due primarily to net unrealized losses on available for sale securities. The remaining increase in capital during the first quarter of 2006 resulted primarily from activity in employee stock options.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. A maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. During the first quarter of 2006, the Company repurchased 61,408 common shares at an average price of $44.93 per share.

Cash dividends of $6.7 million or $0.10 per common share were paid during the first quarter of 2006. On April 25, 2006, the Board of Directors approved a quarterly cash dividend of $0.15 per common share. The dividend will be payable on or about May 31, 2006 to shareholders of record on May 12, 2006.

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

--------------------------------------------------------------------------------------------------------------------
Table 20 - Capital Ratios                    March 31,       Dec. 31,      Sept. 30,      June 30,      March 31,
                                               2006            2005           2005          2005          2005
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.51%           9.30%          9.54%          9.56%         9.93%
Risk-based capital:
  Tier 1 capital                              10.16            9.85           9.71           9.84         10.19
  Total capital                               12.41           12.09          12.04          12.54         11.78
Leverage                                       8.60            8.34           8.01           8.08          8.36

OFF-BALANCE SHEET ARRANGEMENTS

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price over the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 210,069. The price guarantee is non-transferable and non-cumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guaranty.

The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on March 31, 2006 was $47.55 per share.

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

INTEREST RATE RISK - OTHER THAN TRADING

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest-bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest-bearing liabilities in the short term. Management has adopted several strategies to reduce this interest rate sensitivity. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 2.8 years based on a range of interest rate and prepayment assumptions. The funds borrowed to purchase these securities generally reprice within 90 days.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain fixed-rate loans with funding sources and long-term certificates of deposit with earning assets. During the first quarter of 2006, net interest revenue was reduced by $1.9 million from periodic settlements of these contracts. Net interest revenue was increased by $366 thousand from periodic settlements of these contracts in the first quarter of 2005. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses. A net loss of $309 thousand was recognized in 2006 compared to a net gain of $778 thousand in 2005 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from interest rate swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next 12 and 24 months based on eight interest rate scenarios. Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. The first scenario assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 200 basis point decrease in interest rates. The Company also performs a sensitivity analysis based on a "most likely" interest rate scenario, which includes non-parallel shifts in interest rates. An independent source is used to determine the most likely interest rate scenario.

The Company's primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 21 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 21 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                      200 bp Increase                200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2006         2005            2006          2005             2006         2005
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $     6,413    $ 7,242         $ (4,174)        ***          $     3,889     $ 7,270
                                          1.2%       1.6%            (0.8)%       ***                  0.7%         1.6%
-----------------------------------------------------------------------------------------------------------------------
***A 200 basis point decrease was not computed in 2005 due to low market interest rates.

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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At March 31, 2006, the VAR was $583 thousand. The greatest value at risk during the quarter was $1.1 million.

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

---------------------------------------------------------------------------------------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended
                                                                         March 31,
                                                                  2006             2005
                                                               ------------------------------
INTEREST REVENUE
Loans                                                       $    165,927    $    118,810
Taxable securities                                                55,046          49,356
Tax-exempt securities                                              2,209           1,793
---------------------------------------------------------------------------------------------
   Total securities                                               57,255          51,149
---------------------------------------------------------------------------------------------
Trading securities                                                   164             181
Funds sold and resell agreements                                     239             164
---------------------------------------------------------------------------------------------
   Total interest revenue                                        223,585         170,304
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                          72,854          43,614
Borrowed funds                                                    28,422          16,869
Subordinated debentures                                            4,983           2,227
---------------------------------------------------------------------------------------------
   Total interest expense                                        106,259          62,710
---------------------------------------------------------------------------------------------
Net Interest Revenue                                             117,326         107,594
Provision for Credit Losses                                        3,400           2,000
---------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Credit Losses           113,926         105,594
---------------------------------------------------------------------------------------------
OTHER OPERATING REVENUE
Brokerage and trading revenue                                     12,010          11,336
Transaction card revenue                                          18,508          16,543
Trust fees and commissions                                        17,945          16,016
Service charges and fees on deposit accounts                      23,986          22,173
Mortgage banking revenue                                           6,789           5,578
Other revenue                                                     10,811           7,397
---------------------------------------------------------------------------------------------
Total fees and commissions                                        90,049          79,043
---------------------------------------------------------------------------------------------
Gain on sales of assets                                              918             972
Loss on securities, net                                           (1,221)         (2,637)
Gain (loss) on derivatives, net                                     (309)            778
---------------------------------------------------------------------------------------------
Total other operating revenue                                     89,437          78,156
---------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE
Personnel                                                         71,232          58,439
Business promotion                                                 4,803           4,430
Professional fees and services                                     3,914           3,619
Net occupancy and equipment                                       13,026          12,094
Data processing and communications                                16,995          15,099
Printing, postage and supplies                                     3,905           3,615
Net losses and operating expenses of repossessed  assets             219             308
Amortization of intangible assets                                  1,370           1,537
Mortgage banking costs                                             3,087           3,613
Change in fair value of mortgage servicing rights                 (7,081)              -
Recovery for impairment of mortgage servicing rights                   -          (5,624)
Other expense                                                      5,909           5,029
---------------------------------------------------------------------------------------------
Total other operating expense                                    117,379         102,159
---------------------------------------------------------------------------------------------
Income Before Taxes                                               85,984          81,591
Federal and state income tax                                      31,236          29,536
---------------------------------------------------------------------------------------------
Net Income                                                  $     54,748    $     52,055
---------------------------------------------------------------------------------------------

Earnings Per Share:
---------------------------------------------------------------------------------------------
   Basic                                                    $      0.82     $      0.87
---------------------------------------------------------------------------------------------
   Diluted                                                  $      0.81     $      0.78
---------------------------------------------------------------------------------------------

Average Shares Used in Computation:
---------------------------------------------------------------------------------------------
   Basic                                                        66,715,396      59,432,812
---------------------------------------------------------------------------------------------
   Diluted                                                      67,260,659      66,946,765
---------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                    March 31,      December 31,        March 31,
                                                                      2006             2005               2005
                                                                  --------------------------------------------------
                                                                   (Unaudited)                          (Unaudited)
ASSETS
Cash and due from banks                                        $      610,563    $      684,857    $      505,412
Funds sold and resell agreements                                       25,720            14,465            14,861
Trading securities                                                     26,055            18,633            13,381
Securities:
  Available for sale                                                4,771,401         4,821,575         3,890,031
  Available for sale securities pledged to creditors                        -                 -           689,949
  Investment (fair value:  March 31, 2006 - $232,468;
    December 31, 2005 - $243,406;
    March 31, 2005 - $221,906)                                        237,224           245,125           224,425
  Mortgage trading securities                                          64,704                 -                 -
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,073,329         5,066,700         4,804,405
--------------------------------------------------------------------------------------------------------------------
Loans                                                               9,201,959         9,139,978         8,085,966
Less reserve for loan losses                                         (104,143)         (103,876)         (108,958)
--------------------------------------------------------------------------------------------------------------------
    Loans, net of reserve                                           9,097,816         9,036,102         7,977,008
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           177,959           179,627           172,118
Accrued revenue receivable                                            102,759            99,874            78,577
Intangible assets, net                                                261,652           263,022           241,057
Mortgage servicing rights, net                                         68,608            54,097            50,105
Real estate and other repossessed assets                                8,196             8,476             3,187
Bankers' acceptances                                                   35,315            33,001            23,513
Receivable on unsettled security transactions                               -                 -            50,115
Derivative contracts                                                  401,444           452,878           341,269
Other assets                                                          411,353           415,337           336,080
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   16,300,769    $   16,327,069    $   14,611,088
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits                            $    1,784,587    $    1,865,948    $    1,940,789
Interest-bearing deposits:
  Transaction                                                       5,144,120         5,257,295         3,905,998
  Savings                                                             159,471           154,015           166,323
  Time                                                              4,220,068         4,098,060         3,721,430
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   11,308,246        11,375,318         9,734,540
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           1,622,185         1,337,911         1,881,559
Other borrowings                                                      833,114         1,054,298           873,217
Subordinated debentures                                               294,130           295,964           149,117
Accrued interest, taxes and expense                                    92,495            92,219            76,904
Bankers' acceptances                                                   35,315            33,001            23,513
Due on unsettled security transactions                                  2,142             8,429                 -
Derivative contracts                                                  419,776           466,669           356,579
Other liabilities                                                     127,931           124,106           100,455
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         14,735,334        14,787,915        13,195,884
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Preferred stock                                                             -                 -                12
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  March 31, 2006 - 68,214,101;  December 31, 2005
  -  67,904,533; March 31, 2005 - 60,544,085)                               4                 4                 4
Capital surplus                                                       666,800           656,579           638,679
Retained earnings                                                   1,038,859           990,422           860,941
Treasury stock (shares at cost: March 31, 2006 -  1,331,064;
  December 31, 2005 - 1,202,125; March 31, 2005 - 1,056,048)          (45,915)          (40,040)          (33,443)
Accumulated other comprehensive loss                                  (94,313)          (67,811)          (50,989)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,565,435         1,539,154         1,415,204
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   16,300,769    $   16,327,069    $   14,611,088
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                                             Accumulated
                         Preferred Stock     Common Stock       Other                           Treasury Stock
                       ------------------------------------ Comprehensive  Capital  Retained   ----------------
                         Shares   Amount    Shares   Amount     Loss       Surplus  Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2004     249,975    $ 12     60,421  $   4     $(11,625)    $631,747  $809,261     998  $(30,905)$1,398,494
Comprehensive income:
  Net income                  -       -          -      -            -            -    52,055       -         -     52,055
  Other comprehensive
     income, net of tax (1)   -       -          -      -      (39,364)           -         -       -         -    (39,364)
                                                                                                                 ----------
    Comprehensive income                                                                                            12,691
                                                                                                                 ----------
Treasury stock purchase       -       -          -      -            -            -         -      30    (1,189)    (1,189)
Exercise of stock options     -       -        123      -            -        3,361         -      28    (1,349)     2,012
Tax benefit on exercise of
  stock options               -       -          -      -            -          418         -       -         -        418
Stock-based compensation      -       -          -      -            -        3,153         -       -         -      3,153
Cash dividends on
  preferred stock             -       -          -      -            -            -      (375)      -         -       (375)
---------------------------------------------------------------------------------------------------------------------------

Balances at
  March 31, 2005        249,975    $ 12     60,544  $   4     $(50,989)    $638,679  $860,941   1,056  $(33,443)$1,415,204
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2005           -    $  -     67,905  $   4     $(67,811)    $656,579  $990,422   1,202  $(40,040)$1,539,154
Effect of
   implementing FAS 156,
   net of income taxes        -       -          -      -            -            -       383       -         -        383
Comprehensive income:
   Net income                 -       -          -      -            -            -    54,748       -         -     54,748
   Other comprehensive        -       -          -      -      (26,502)           -         -       -         -    (26,502)
     income, net of tax (1)
                                                                                                                 ----------
    Comprehensive income                                                                                            28,246
                                                                                                                 ----------
Treasury stock purchase       -       -          -      -            -            -         -      61    (2,759)    (2,759)
Exercise of stock options     -       -        309      -            -        7,554         -      68    (3,116)     4,438
Tax benefit on exercise of
   stock options              -       -          -      -            -        1,140         -       -         -      1,140
Stock-based compensation      -       -          -      -            -        1,527         -       -         -      1,527
Cash dividends on
   common stock               -       -          -      -            -            -    (6,694)      -         -     (6,694)
---------------------------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2006            -    $  -     68,214  $   4     $(94,313)    $666,800$1,038,859   1,331  $(45,915)$1,565,435
---------------------------------------------------------------------------------------------------------------------------

(1)                                         March 31, 2006     March 31, 2005
                                            --------------     --------------
Changes in other comprehensive loss:
  Unrealized losses on securities            $    (42,660)  $       (63,729)
  Unrealized losses on cash flow hedges              (187)             (607)
  Tax benefit on unrealized losses                 15,567            23,290
  Reclassification adjustment for losses
    realized and included in net income             1,221             2,637
  Reclassification adjustment for tax
    benefit on realized losses                       (443)             (955)
                                           -----------------------------------
Net change in other comprehensive loss      $     (26,502)   $      (39,364)
                                           -----------------------------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                  Three Months Ended March 31,
                                                                              --------------------------------------
                                                                                      2006               2005
                                                                              --------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $     54,748      $     52,055
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                          3,400             2,000
  Change in fair value of mortgage servicing rights                                   (7,081)                -
  Recovery for mortgage servicing rights impairment                                        -            (5,624)
  Unrealized losses from derivatives                                                   3,358             5,768
  Tax benefit on exercise of stock options                                            (1,140)              418
  Stock-based compensation                                                             2,536            (1,508)
  Depreciation and amortization                                                       10,652            10,986
  Net accretion of securities discounts and premiums                                  (1,060)           (2,001)
  Net (gain) loss on sale of assets                                                   (2,469)              271
  Mortgage loans originated for resale                                              (162,905)         (117,377)
  Proceeds from sale of mortgage loans held for resale                               176,147           116,153
  Change in trading securities                                                        (7,422)           (3,689)
  Change in accrued revenue receivable                                                (2,885)            1,067
  Change in other assets                                                              11,777           (12,750)
  Change in accrued interest, taxes and expense                                        1,416             5,842
  Change in other liabilities                                                        (13,996)           20,470
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             65,076            72,081
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   10,828             7,497
  Proceeds from maturities of available for sale securities                          173,249           274,197
  Purchases of investment securities                                                  (2,983)          (10,888)
  Purchases of available for sale securities                                        (271,202)         (658,088)
  Proceeds from sales of available for sale securities                                36,576           330,648
  Loans originated or acquired net of principal collected                           (149,739)         (232,738)
  Proceeds from derivative asset contracts                                             2,340             2,183
  Net change in other investment assets                                                  410             1,294
  Proceeds from disposition of assets                                                 75,196            78,086
  Purchases of assets                                                                (12,828)           (7,608)
--------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (138,153)         (215,417)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts          (189,080)          (17,436)
  Net change in time deposits                                                        122,605            83,624
  Net change in other borrowings                                                      63,090           184,269
  Payments on derivative liability contracts                                          (1,754)           (5,928)
  Net change in derivative margin accounts                                            25,339          (119,217)
  Change in amount receivable (due) on unsettled security transactions                (6,287)            6,758
  Issuance of preferred, common and treasury stock, net                                4,438             2,012
  Tax benefit on exercise of stock options                                             1,140                 -
  Repurchase of common stock                                                          (2,759)           (1,189)
  Dividends paid                                                                      (6,694)             (375)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             10,038           132,518
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (63,039)          (10,818)
Cash and cash equivalents at beginning of period                                     699,322           531,091
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    636,283      $    520,273
--------------------------------------------------------------------------------------------------------------------


Cash paid for interest                                                          $    105,085      $     63,545
--------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $      6,440      $      4,620
--------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate
    and other assets                                                            $        957      $      1,589
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements of BOK Financial Corporation ("BOK Financial" or "the Company") have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A. Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and BOSC, Inc. Certain prior period amounts have been reclassified to conform to current period classification. Reclassification affecting the Consolidated Balance Sheet as of December 31, 2005 included an increase in other assets from $341 million to $415 million and accrued interest, taxes and expenses from $18 million to $92 million. This reclassification consistently presents deferred tax assets for all periods presented.

The financial information should be read in conjunction with BOK Financial's 2005 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.

NEWLY ADOPTED ACCOUNTING POLICIES

BOK Financial adopted Statement of Financial Accounting Standards No. 123-R, "Share-Based Payments (FAS 123-R) as of January 1, 2006. FAS 123-R requires companies to recognize in income statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Share-based payments that will settle in equity instruments are measured at grant-date fair value and not remeasured for subsequent changes in fair value. FAS 123-R also requires that share-based payments the meet specified criteria to be classified as liability awards and carried at current fair value. Fair value of liability awards are remeasured at each balance sheet date until the award is settled. BOK Financial had previously adopted the preferred income statement recognition methods of the original FAS 123 retroactively to its effective date of December 15, 1994. The adoption of FAS 123-R did not significantly affect the Company's financial statements.

Stock options outstanding at March 31, 2006 totaled 3,877,843, including 1,027,012 of vested options and 2,850,831 of unvested options. Management expects that approximately 2.8 million of the unvested options will vest according to their contractual terms. The weighted average exercise prices of vested and unvested options are $26.99 and $40.18, respectively.

The intrinsic value of options exercised during the first quarters of 2006 and 2005 was $4.4 million and $2.3 million, respectively. The Company received cash proceeds of $4.6 million in the first quarter of 2006 and $1.9 million in the first quarter of 2005 from stock options exercised.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156") during the first quarter of 2006. FAS 156 permitted companies that service financial assets to elect to carry servicing rights at either fair value or at the lower of amortized cost or fair value. Previously, generally accepted accounting principles required servicing rights to be carried at the lower of amortized cost or fair value. FAS 156 is effective for fiscal years that begin after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided that the entity has not yet issued any financial statements for that year.

FAS 156 also permitted companies that service financial assets to reclassify securities designated as an economic hedge of the servicing rights from the available for sale classification to trading without tainting management's classification of the remaining available for sale securities portfolio.

Effective January 1, 2006, BOK Financial designated all mortgage loan servicing rights to be carried at fair value.

An adjustment to initially record servicing rights at fair value increased retained earnings by $351 thousand, net of income taxes. Additionally, certain specifically-identified securities that had been designated as economic hedges of the mortgage servicing rights were reclassified from available for sale to trading. These securities are identified as "mortgage trading securities" and are separate from the Company's normal securities trading activities. An adjustment to initially record these securities at fair value increased retained earnings by $32 thousand, net of income taxes.

See Note 3 - Mortgage Banking Activities for additional disclosures required by FAS 156.


(2) DERIVATIVES

The fair values of derivative contracts at March 31, 2006 are as follows (in thousands):
                                                 Assets      Liabilities
                                           -------------------------------
   Customer Risk Management Programs:
         Interest rate contracts                 $32,387         $34,089
         Energy contracts                        358,286         357,092
         Cattle contracts                            554             563
         Foreign exchange contracts               10,217          10,217
--------------------------------------------------------------------------
   Total Customer Derivatives                    401,444         401,961

   Interest Rate Risk Management Programs:
         Interest rate contracts                       -          17,815
--------------------------------------------------------------------------
     Total Derivative Contracts                 $401,444        $419,776
--------------------------------------------------------------------------


(3) MORTGAGE BANKING ACTIVITIES

BOK Financial implemented Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" in the first quarter of 2006. An initial adjustment of the mortgage servicing rights to fair value of approximately $351 thousand, net of income taxes, was recognized as an increase to retained earnings in the same period. Also upon implementation of FAS 156, certain securities designated as an economic hedge of mortgage servicing rights were transferred from the available for sale classification to trading. Approximately $32 thousand was transferred from accumulated other comprehensive income to retained earnings for the net of tax effect of this reclassification.

At March 31, 2006, BOK Financial owned the rights to service 57,211 mortgage loans with outstanding principal balances of $5.0 billion, including $439 million serviced for affiliates. The weighted average interest rate and remaining term was 6.13% and 276 months, respectively.

On March 31, 2006, the Company paid approximately $6.8 million to acquire the rights to service approximately $480 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

For the three months ended March 31, 2006 and 2005, mortgage banking revenue includes servicing fee income of $4.0 million and $4.1 million, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the three months ending March 31, 2006 is as follows (in thousands):

                                           Capitalized Mortgage Servicing Rights
                                    -----------------------------------------------
                                                                                        Valuation
                                            Purchased     Originated       Total        Allowance         Net
                                    --------------------------------------------------------------------------------
Balance at
    December 31, 2005                    $  8,606       $  52,905     $  61,511     $  (7,414)       $   54,097
Adoption of FAS 156 effective
   January 1, 2006                           (117)         (6,747)       (6,864)        7,414               550
Additions, net                              6,770           2,835         9,605             -             9,605
Change in fair value due to loan runoff      (535)         (2,190)       (2,725)            -            (2,725)
Change in fair value due to market
   changes                                   (116)          7,197         7,081             -             7,081
--------------------------------------------------------------------------------------------------------------------
Balance at  March 31, 2006 (1)           $ 14,608       $  54,000     $  68,608     $       -        $   68,608
--------------------------------------------------------------------------------------------------------------------
(1) Excludes approximately $993,000 of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                            March 31, 2006       December 31, 2005
                                                    -----------------------------------------------------
Discount rate - risk-free rate plus a market premium            10.11%                 10.85%

Prepayment rate - based upon loan interest rate,
  original term and loan type                               6.50% - 20.20%          10.42% - 20.38%

Loan servicing costs - annually per loan based upon
  loan type                                                    $40 - $63               $35 - $46

Escrow earnings rate - indexed to rates paid on deposit
  accounts with comparable average life                          5.68%                   5.21%

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at March 31, 2006 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    => 7.50%      Total
                                           ---------------------------------------------------------------------------
Fair value                                 $    17,671      $    34,681        $  12,198      $  4,058    $   68,608
----------------------------------------------------------------------------------------------------------------------

Outstanding principal of loans serviced (1)$ 1,137,200      $ 2,178,600        $ 861,300      $261,500    $4,438,600
----------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $439 million for loans serviced for affiliates and $62 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(4)  DISPOSAL OF AVAILABLE FOR SALE SECURITIES

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2006                2005
                                           --------------     ---------------
Proceeds                                 $      36,576     $      330,648
Gross realized gains                               714                535
Gross realized losses                           (1,935)            (3,172)
Related federal and state income
   tax benefit                                    (444)              (955)

(5) EMPLOYEE BENEFITS

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. During the fourth quarter of 2005, the Company modified the Pension Plan to curtail benefit accruals effective April 1, 2006. During the first quarter of 2006 and 2005, net periodic pension cost was approximately $1.8 million and $1.6 million, respectively.

The Company made no Pension Plan contributions during the first quarter of 2006 and 2005.

Management has been advised that no minimum contribution will be required for 2006. Due to the curtailment, the maximum allowable contribution for 2006 has not yet been determined.


(6) SHAREHOLDERS' EQUITY

On April 25, 2006, the Board of Directors of BOK Financial Corporation approved a $0.15 per share quarterly common stock dividend. The quarterly dividend will be payable on or about May 31, 2006 to shareholders of record on May 12, 2006.


(7)  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended
                                                          ---------------------------
                                                            March 31,    March 31,
                                                               2006         2005
                                                          ---------------------------
Numerator:
   Net income                                               $  54,748    $  52,055
   Preferred stock dividends                                        -         (375)
-------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                            54,748       51,680
-------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                        -          375
-------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion          $  54,748    $  52,055
-------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        66,715,396   59,432,812
   Effect of dilutive securities:
     Employee stock compensation plans (1)                    545,263      593,285
     Convertible preferred stock                                    -    6,920,668
-------------------------------------------------------------------------------------
Dilutive potential common shares                              545,263    7,513,953
-------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,260,659   66,946,765
-------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.82      $  0.87
-------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.81      $  0.78
-------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise prices
    greater than current market price.                      1,598,709      857,197

(8)  REPORTABLE SEGMENTS

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2006 is as follows (in thousands):

                                                  Net            Other           Other
                                                Interest       Operating        Operating          Net          Average
                                                Revenue        Revenue(1)        Expense          Income         Assets
                                              ------------------------------------------------------------------------------
Total reportable segments                  $  119,560      $  90,226       $  110,259       $      59,434  $  17,026,747
Unallocated items:
   Tax-equivalent adjustment                    1,522              -                -               1,522              -
   Funds management and other                  (3,756)           741            7,120              (6,208)      (756,508)
                                              ------------------------------------------------------------------------------

BOK Financial consolidated                 $  117,326      $  90,967       $  117,379       $      54,748  $  16,270,239
                                              ==============================================================================

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2005 is as follows (in thousands):

                                                 Net             Other          Other
                                               Interest        Operating       Operating          Net           Average
                                               Revenue         Revenue(1)       Expense          Income          Assets
                                              ------------------------------------------------------------------------------
Total reportable segments                  $  101,059      $  82,254       $  104,851       $      45,371  $  14,965,558
Unallocated items:
   Tax-equivalent adjustment                    1,392              -                -               1,392              -
   Funds management and other                   5,143         (2,239)          (2,692)              5,292       (746,703)
                                              ------------------------------------------------------------------------------

BOK Financial consolidated                 $  107,594      $  80,015       $  102,159       $      52,055  $  14,218,855
                                              ==============================================================================

(1) Excluding financial instruments gains/(losses).


(9)  CONTINGENT LIABILITIES

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.


(10) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

As of March 31, 2006, outstanding commitments and letters of credit were as follows (in thousands):

                                               March 31,
                                                2006
                                            --------------
Commitments to extend credit                 $4,660,153
Standby letters of credit                       495,006
Commercial letters of credit                      9,270
Commitments to purchase securities                4,000

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2006                            December 31, 2005
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,862,313   $    55,046       4.60%    $   4,816,263   $    53,375       4.44%
  Tax-exempt securities (3)                     262,124         3,465       5.36           243,521         3,046       5.05
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,124,437        58,511       4.64         5,059,784        56,421       4.47
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             16,722           209       5.07            20,595           243       4.68
  Funds sold and resell agreements               21,181           239       4.58            57,656           581       4.00
  Loans (2)                                   9,164,706       166,148       7.35         9,005,546       158,387       6.98
    Less reserve for loan losses                105,135             -         -            108,998             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       9,059,571       166,148       7.44         8,896,548       158,387       7.06
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 14,221,911       225,107       6.42        14,034,583       215,632       6.12
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,048,328                                  2,168,128
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  16,270,239                              $  16,202,711
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   5,327,004   $    31,129       2.37%    $   4,821,627   $    24,075       1.98%
  Savings deposits                              155,554           330       0.86           154,316           292       0.75
  Time deposits                               4,162,952        41,395       4.03         4,216,625        40,083       3.77
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          9,645,510        72,854       3.06         9,192,568        64,450       2.78
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                1,731,983        18,483       4.33         1,812,752        17,914       3.92
  Other borrowings                              882,878         9,939       4.57         1,049,635        10,807       4.08
  Subordinated debentures                       295,792         4,983       6.83           296,021         4,683       6.28
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      12,556,163       106,259       3.43        12,350,976        97,854       3.14
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,485,398                                  1,530,504
  Other liabilities                             680,897                                    814,192
  Shareholders' equity                        1,547,781                                  1,507,039
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    equity                                $  16,270,239                              $  16,202,711
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    118,848       2.99%                    $    117,778        2.98%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.39                                         3.34
   Less tax-equivalent adjustment (1)                           1,522                                      1,392
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          117,326                                    116,386
Provision for credit losses                                     3,400                                      4,450
Other operating revenue                                        89,437                                     87,344
Other operating expense                                       117,379                                    123,903
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            85,984                                     75,377
Federal and state income tax                                   31,236                                     27,219
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    54,748                                $    48,158
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.82                                $      0.72
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.81                                $      0.72
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2005                         June 30, 2005                          March 31, 2005
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,800,698  $    51,946       4.28%  $   4,831,186   $    51,275       4.32% $   4,628,233  $    49,356       4.32%
        231,097        2,888       4.96         215,360         2,810       5.23        217,571        2,843       5.30
-------------------------------------------------------------------------------------------------------------------------
      5,031,795       54,834       4.31       5,046,546        54,085       4.36      4,845,804       52,199       4.36
-------------------------------------------------------------------------------------------------------------------------
         14,560          171       4.66          11,639           165       5.69         17,205          191       4.50
         44,882          386       3.41          21,170           156       2.96         30,003          164       2.22
      8,635,732      144,954       6.66       8,341,490       133,173       6.40      7,963,177      119,006       6.06
        109,840            -         -          111,056             -         -         111,955            -         -
-------------------------------------------------------------------------------------------------------------------------
      8,525,892      144,954       6.75       8,230,434       133,173       6.49      7,851,222      119,006       6.15
-------------------------------------------------------------------------------------------------------------------------
     13,617,129      200,345       5.83      13,309,789       187,579       5.68     12,744,234      171,560       5.46
-------------------------------------------------------------------------------------------------------------------------
      1,970,746                               1,750,686                               1,474,621
-------------------------------------------------------------------------------------------------------------------------
  $  15,587,875                           $  15,060,475                           $  14,218,855
-------------------------------------------------------------------------------------------------------------------------


  $   4,533,912  $    18,968       1.66%  $   4,323,513   $    16,049       1.49% $   3,920,844  $    13,629       1.41%
        157,772          280       0.70         166,426           285       0.69        159,276          249       0.63
      3,958,948       35,255       3.53       3,710,338        31,499       3.41      3,685,257       29,736       3.27
-------------------------------------------------------------------------------------------------------------------------
      8,650,632       54,503       2.50       8,200,277        47,833       2.34      7,765,377       43,614       2.28
-------------------------------------------------------------------------------------------------------------------------

      2,067,432       17,738       3.40       2,160,031        15,764       2.93      1,704,327       10,190       2.42
      1,047,423        9,510       3.60         914,968         7,224       3.17        971,616        6,679       2.79
        297,284        4,477       5.97         200,038         2,980       5.98        150,752        2,227       5.99
-------------------------------------------------------------------------------------------------------------------------
     12,062,771       86,228       2.84      11,475,314        73,801       2.58     10,592,072       62,710       2.40
-------------------------------------------------------------------------------------------------------------------------
      1,424,102                               1,586,248                               1,895,989
        613,667                                 558,655                                 319,375
      1,487,335                               1,440,258                               1,411,419
-------------------------------------------------------------------------------------------------------------------------
  $  15,587,875                           $  15,060,475                           $  14,218,855
-------------------------------------------------------------------------------------------------------------------------
                 $    114,117      2.99%                  $    113,778      3.10%                $    108,850      3.06%


                                   3.32                                     3.45                                   3.46
                       1,289                                    1,245                                  1,256
-------------------------------------------------------------------------------------------------------------------------
                     112,828                                  112,533                                107,594
                       3,976                                    2,015                                  2,000
                      86,855                                   94,591                                 78,156
                     117,034                                  126,010                                102,159
-------------------------------------------------------------------------------------------------------------------------
                      78,673                                   79,099                                 81,591
                      27,846                                   28,634                                 29,536
-------------------------------------------------------------------------------------------------------------------------
                 $    50,827                              $    50,465                            $    52,055
-------------------------------------------------------------------------------------------------------------------------


                 $      0.77                              $      0.79                            $      0.87
-------------------------------------------------------------------------------------------------------------------------
                 $      0.76                              $      0.75                            $      0.78
-------------------------------------------------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2006.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares         Paid per       as Part of Publicly Announced      that May Yet Be Purchased
         Period            Purchased (2)        Share             Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
January 1, 2006 to             57,450          $ 46.50                       -                            1,970,000
January 31, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
February 1, 2006 to            67,387          $ 44.96                  60,868                            1,909,132
February 28, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
March 1, 2006 to                4,364          $ 47.28                     540                            1,908,592
March 31, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
Total                         129,201                                    61,408
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of March 31, 2006, the Company had repurchased 91,408 shares under the new plan.

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


                                            BOK FINANCIAL CORPORATION
                                            (Registrant)

Date:         May 10, 2006                 /s/ Steven E. Nell
        -----------------------------      ---------------------------------
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