Form 10-K/A
period 2005-12-31
BOK FINANCIAL CORP ET AL
filed 2006-06-08
CIK 875357

As filed with the Securities and Exchange Commission on June 8, 2006
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)
 (Mark One)

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

===============================================================================

                                EXPLANATORY NOTE

     BOK Financial Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as originally filed with the Securities and Exchange Commission (the "Commission") on March 15, 2006 (the "Original Form 10-K") for the sole purpose of correcting a mistaken reference to the date of the Reports of Ernst & Young LLP as March 1, 2006 instead of March 10, 2006. The corrected dates have been included in Exhibits 99(a) and 99(b) attached hereto. There are no changes to the Company's financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

     The date references in the Company's Annual Report to Shareholders are correct as originally printed.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Included as Exhibit 99 (a) and Exhibit 99 (b) to this Form 10-K/A are the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on the BOK Financial Corporation consolidated financial statements as of December 31, 2005 and 2004, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and the Report on Effectiveness of Internal Control Over Financial Reporting as of December 31, 2005, respectively.

     These reports have been revised solely to reference a report date of March 10, 2006 within the final paragraph of each report, instead of the previously referenced March 1, 2006.

     The date references in the Company's Annual Report to Shareholders are correct as originally printed.


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     Item 15 beginning on page 17 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended by substituting the following revised exhibits:

Exhibit 23.0 Consent of independent registered public accounting firm - Ernst & Young LLP.

Exhibit 99 (a)  Report of Ernst & Young LLP, Independent Registered Public
                Accounting Firm, on Consolidated Financial Statements.

Exhibit 99 (b)  Report of Ernst & Young LLP, Independent Registered Public
                Accounting Firm, on Effectiveness of Internal Control over Financial Reporting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BOK FINANCIAL CORPORATION




DATE:    June 8, 2006                      BY:  /s/ Stanley A. Lybarger
      ------------------------------           --------------------------------
                                               Stanley A. Lybarger
                                               Director, President and Chief
                                               Executive Officer


                                                /s/ Steven E. Nell
                                               --------------------------------
                                               Steven E. Nell
                                               Executive Vice President and
                                               Chief Financial Officer


                                                /s/ John C. Morrow
                                               --------------------------------
                                               John C. Morrow
                                               Senior Vice President and
                                               Director of Financial Accounting
                                               and Reporting