Form 10-K/A
period 2005-12-31
BOK FINANCIAL CORP ET AL
filed 2006-06-29
CIK 875357

As filed with the Securities and Exchange Commission on June 29, 2006
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A

                                (Amendment No. 2)
 (Mark One)

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

===============================================================================

                                EXPLANATORY NOTE


     BOK Financial Corporation (the "Company") is filing this Amendment No. 2 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission (the "Commission") on March 15, 2006 (the "Original Form 10-K"). On June 8, 2006, the Company filed Amendment No. 1 on Form 10-K/A for the sole purpose of correcting a mistaken reference to the date of the reports of Ernst & Young LLP as March 1, 2006 instead of March 10, 2006.

     On June 15, 2006, the Company received a second comment letter from the SEC stating that the revised report of Ernst & Young LLP with the corrected date could not be filed as a separate exhibit. Instead, the Company was to re-file the entire Annual Report, which included the revised report of Ernst & Young LLP. The Company was also reminded of the requirement to file new officer certifications pursuant to Rule 12b-15 of the Exchange Act Rules. The sole purpose of this Amendment No. 2 is to re-file the Company's Annual Report with the corrected Ernst & Young LLP report date and to provide new officer certifications. There are no changes to the Company's financial statements or other Company disclosures contained in the Original Form 10-K. The Company has not updated the financial statements or disclosures contained herein to reflect any events that occurred at a later date.

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

     This 2005 Annual Report has been revised solely to reference a report date of March 10, 2006 within the final paragraph of each report of Ernst & Young LLP, instead of the previously referenced March 1, 2006.

     The date references in the Company's Annual Report to Shareholders are correct as originally printed.


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     Item 15 beginning on page 17 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended by substituting the following revised exhibits:

Exhibit 13.0 Annual Report to Shareholders for the fiscal year ended December 31, 2005, filed herewith. Such report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed to be "filed" as part of this Annual Report on Form 10-K/A.

Exhibit 23.0 Consent of independent registered public accounting firm - Ernst & Young LLP, filed herewith.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BOK FINANCIAL CORPORATION


DATE:    June 29, 2006                     BY:   /s/ Stanley A. Lybarger
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