Form 10-Q
period 2006-06-30
BOK FINANCIAL CORP ET AL
filed 2006-08-09
CIK 875357

As filed with the Securities and Exchange Commission on August 9, 2006
 ==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,850,046 shares of common stock ($.00006 par value) as of July 31, 2006.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q

                           Quarter Ended June 30, 2006


                                      Index

Part I.  Financial Information

     Management's Discussion and Analysis (Item 2)                           2
     Market Risk (Item 3)                                                   26
     Controls and Procedures (Item 4)                                       28
     Consolidated Financial Statements - Unaudited (Item 1)                 29
     Six Month Financial Summary - Unaudited (Item 2)                       39
     Quarterly Financial Summary - Unaudited (Item 2)                       40

Part II.  Other Information

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    42
     Item 4. Submission of Matters to a Vote of Security Holders            43
     Item 6. Exhibits                                                       43

Signatures                                                                  44

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("BOK Financial" or the "Company") reported net income of $55.0 million, or $0.82 per diluted share for the second quarter of 2006, compared with $50.5 million, or $0.75 per diluted share for the second quarter of 2005. The annualized returns on average assets and shareholders' equity were 1.33% and 14.03%, respectively for 2006, compared with returns of 1.31% and 14.05%, respectively for 2005. Net income for the second quarter of 2005 included gains of $3.8 million or $0.06 per diluted share from sales of the Company's interest in an Oklahoma City office building and on the sale of certain mortgage loans which were not part of the Company's ongoing mortgage banking business.

Highlights of the quarter included:

o Outstanding loans at June 30, 2006 grew $1.3 billion or 15% since June 30, 2005, including $593 million since March 31, 2006

o Average deposits increased 14% from the second quarter of 2005, exceeding average loan growth by $284 million

o    Stable net interest margin

o    Fee  revenues  increased  8%  compared  with the  second  quarter of 2005

o Operating expense increase managed at a 6% level compared with the second quarter of 2005

o    Near historical low non-performing loans; strong allowance for loan losses

Net interest revenue grew $8.6 million or 8% over 2005. Average outstanding loan balances increased $1.1 billion or 14% and average deposits increased $1.4 billion or 14%. Fees and commission revenue increased $6.9 million, or 8% over the second quarter of 2005. Transaction card revenue and trust revenue grew $2.0 million and $1.5 million, respectively. Other revenue increased $2.8 million, including $1.6 million from fees earned on margin assets.

Operating expenses increased $6.8 million or 6% over the second quarter of 2005, excluding changes in the value of mortgage servicing rights. Personnel costs increased $7.0 million due largely to a $4.5 million increase in salaries and wages and a $2.7 million increase in incentive compensation. The fair value of mortgage servicing rights increased $3.6 million during the second quarter of 2006 due to rising interest rates. At the same time, rising interest rates decreased the value of securities held as an economic hedge of mortgage servicing rights $2.5 million for a net gain of $1.1 million.

Non-performing loans totaled $31 million or 0.32% of outstanding loans at June 30, 2006 compared with $41 million or 0.48 % of outstanding loans at June 30, 2005. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $126 million or 1.30% of outstanding loans, excluding mortgage loans held for sale, at June 30, 2006 and $127 million or 1.50% of outstanding loans at June 30, 2005. The provision for credit losses was $3.8 million for the second quarter of 2006 and $2.0 million for the same period last year.

Net income for the first half of 2006 totaled $109.7 million, up $7.2 million or 7% over 2005. Net interest revenue grew $18.3 million or 8% due primarily to a $1.2 billion increase in average loans. Fee income increased $17.9 million or 11%. All categories of fee income increased over 2005 except mortgage banking revenue which decreased $144 thousand or 1%. Other revenue grew $6.2 million or 40% due primarily to a $3.5 million increase in fees on margin assets. Operating expenses increased $23.5 million or 10%, excluding changes in the value of mortgage servicing rights due to a $19.8 million increase in personnel costs. Appreciation in the value of mortgage servicing rights, net of losses on economic hedges, provided $4.0 million of net income in the first half of 2006.

The Company is establishing a new regional bank in Kansas City. Initial operations are expected to begin in the fourth quarter of 2006, subject to regulatory approval.

Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue increased to $122.7 million for the second quarter of 2006 from $113.8 million for 2005, due primarily to a $1.1 billion or 14% increase in average outstanding loan principal. Average loan growth was funded by a $1.4 billion or 14% increase in average deposits. The excess of average deposits over average loans of $284 million reduced other borrowings, generally a higher-costing source of funds. Table 1 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets was 3.40% for the second quarter of 2006, compared with 3.45% for the second quarter of 2005 and 3.39% for the first quarter of 2006. Yields on average earning assets continued to trend upwards due to rising market interest rates. The yield on average earning assets was 6.71%, up 103 basis points compared with the second quarter of 2005 and 29 basis points over the preceding quarter. The yield on average outstanding loans was 7.68%, up 128 basis points over the second quarter of 2005 and 33 basis points over the first quarter of 2006. The tax-equivalent yield on securities was 4.77% for the second quarter of 2006, compared with 4.36% for the second quarter of 2005 and 4.64% for the first quarter of 2006.

Rates paid on average interest-bearing liabilities during the second quarter of 2006 increased 115 basis points over the second quarter of 2005 and 30 basis points over the preceding quarter. Rates paid on interest-bearing deposit accounts, which increased 96 basis points over 2005, continued to lag behind the increases in loan yields. The cost of other interest-bearing funds increased 187 basis points compared with the same period last year and 47 basis points from the preceding quarter. Increased non-interest bearing funds and changes in the mix of funding sources added 42 basis points to the net interest margin in second quarter of 2006 compared with 35 basis points for 2005 and 40 basis points for the first quarter of 2006.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rates. Approximately 71% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies that we use to achieve a rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The expected duration of these securities is approximately 3.1 years based on a range of interest rate and prepayment assumptions. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. We have interest rate swaps with a combined notional amount of $807 million that convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which generally have been designated as fair value hedges, is to position our balance sheet to be neutral to changes in interest rates. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to position our balance sheet to be neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2006 / 2005                 June 30, 2006 / 2005
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $   6,032    $ 898       $   5,134      $  12,344  $   3,788   $    8,556
  Trading securities                             122      158             (36)           140        143           (3)
  Loans                                       48,096   19,847          28,249         95,238     39,765       55,473
  Funds sold and resell agreements               251      109             142            326         20          306
---------------------------------------------------------------------------------------------------------------------
Total                                         54,501   21,012          33,489        108,048     43,716       64,332
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        18,826    5,266          13,560         36,326     11,900       24,426
  Savings deposits                                68      (27)             95            149        (33)         182
  Time deposits                               13,299    4,870           8,429         24,958      9,167       15,791
  Federal funds purchased and
   repurchase agreements                       9,932     (407)         10,339         18,225       (132)      18,357
  Other borrowings                             1,458   (2,371)          3,829          4,786     (3,088)       7,874
  Subordinated debentures                      1,950    1,468             482          4,638      3,744          894
---------------------------------------------------------------------------------------------------------------------
Total                                         45,533    8,799          36,734         89,082     21,558       67,524
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          8,968   12,213          (3,245)        18,966     22,158       (3,192)
Change in tax-equivalent adjustment             (395)                                   (661)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   8,573                               $  18,305
---------------------------------------------------------------------------------------------------------------------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue decreased $3.7 million compared with the second quarter of last year. Fees and commission revenue increased $6.9 million or 8%. Growth in fees and commissions revenue was offset by a $4.8 million net increase in losses on securities sales and a $5.9 million decrease in gains on sales of other assets.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 44% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the second quarter of 2006. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into new markets. However, increased competition and saturation in our existing markets could affect the rate of future increases.

Fees and commissions revenue

Transaction card revenue increased $2.0 million or 11%. Check card revenue increased $1.1 million or 27% while merchant discount fees increased $227 thousand or 4%. Transaction volumes provided the increased revenue. Growth in check card revenue was distributed among Oklahoma, New Mexico and Texas markets. Increased merchant discount fees were centered primarily in Oklahoma. ATM network revenue also increased $680 thousand or 9% over the second quarter of 2005.

Trust fees and  commissions  increased $1.5 million or 9% for the second quarter of 2006. The fair value of all trust assets, which is the basis for a significant portion of trust fees, increased to $28.7 billion at June 30, 2006 compared with $26.0 billion at June 30, 2005. Personal trust management fees increased $890 thousand or 18% while revenue from the management of oil and gas properties and other real estate increased $254 thousand or 16%. In addition, net fees from mutual fund advisory and administrative services were up $397 thousand or 12%. Trust activities in the Oklahoma and Colorado markets provided $13.0 million and $2.4 million, respectively, of total trust fees and commissions during the second quarter of 2006. Trust revenue grew $920 thousand or 8% in the Oklahoma market and $382 thousand or 19% in the Colorado market.

Brokerage and trading revenue increased $1.0 million or 10%. Customer hedging revenue increased $967 thousand or 51% to $2.9 million. Volatility in the energy markets prompted our energy customers to more actively hedge their gas and oil production. Revenue from securities trading activities decreased $279 thousand, or 5%. Most of the decrease in trading revenue is attributed to increased competition in the broker dealer or securities brokerage market and lower demand caused by the flattening yield curve in the securities market. Revenue from retail brokerage activities increased $336 thousand, or 10% over the same period of 2005.

Service charges on deposit accounts increased $1.0 million or 4% over the second quarter of 2005. Overdraft fees grew $1.4 million or 8% due to increased volume. Account service charge revenue decreased $213 thousand or 3%. This decrease reflected the change in earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, increases when interest rates rise.

Mortgage banking revenue,  which is discussed more fully in the Line of Business
- Mortgage Banking section of this report decreased $1.4 million, or 16% compared with 2005. Net gains on mortgage loans sold totaled $3.0 million, down $1.5 million from the second quarter of 2005. Servicing revenue totaled $4.2 million for the second quarter of 2006, a 3% increase over the same period last year.

Other operating revenue included $2.9 million of fees earned on margin assets in the second quarter of 2006 and $1.3 million in the second quarter of 2005. Margin assets, which are held primarily as part of the Company's customer derivatives programs, averaged $260 million for the second quarter of 2006, compared with $204 million for the second quarter of 2005. The increase in average margin assets reflected growth in the fair value of liability derivative contracts due primarily to increased volatility in energy markets. Fees earned on average margin assets increased to 4.44% in the second quarter of 2006 from 2.55% in the second quarter of 2005. Fee rates earned on margin assets are generally consistent with short-term interest rates.

Fees and commissions revenue for the first half of 2006 totaled $183.6 million, a $17.9 million or 11% increase over 2005. Transaction card revenue increased $3.9 million or 11% due to volume increases in merchant discounts and debit card transactions. Trust fees and commissions increased $3.4 million or 11% due to increase in asset values and business growth. Other revenue increased $6.2 million or 40%, including $3.5 million from margin account fees.

Securities and derivatives

BOK Financial recognized net losses of $2.6 million on securities for the second quarter of 2006, including net losses of $2.5 million on securities held as an economic hedge of mortgage servicing rights. Securities held as an economic hedge of the mortgage servicing rights are separately identified on the balance sheet as "mortgage trading securities." Mortgage trading securities are carried at fair value; changes in fair value are recognized in earnings as they occur. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. During the second quarter of 2005, BOK Financial recognized net gains on securities of $2.3 million, including $3.2 million of gains on sales of securities held as an economic hedge of mortgage servicing rights.

Net losses on derivatives totaled $172 thousand for the second quarter of 2006, compared with net losses of $311 thousand in 2005. Net losses in 2006 consisted of fair value adjustments of derivatives used to manage interest rate risk and related hedged liabilities. Net losses on derivatives in the second quarter of 2005 included $498 thousand of net losses from fair value adjustments of derivatives used to manage interest rate risk and related hedged liabilities, partially offset by a gain of $186 thousand from fair value adjustments of derivative contracts held as economic hedges of mortgage servicing rights.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                                 2006           2006             2005            2005             2005
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   11,427     $   12,010       $   11,116      $   11,366       $   10,404
Transaction card revenue                        19,951         18,508           18,988          18,526           17,979
Trust fees and commissions                      17,751         17,945           16,536          16,376           16,259
Deposit service charges and fees                26,341         23,986           25,222          25,619           25,347
Mortgage banking revenue                         7,195          6,789            7,018           9,535            8,550
Other revenue                                   10,931         10,811           10,067           9,490            8,160
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    93,596         90,049           88,947          90,912           86,699
--------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                             39            918               71              81            5,937
Gain (loss) on securities, net                  (2,583)        (1,221)          (1,780)         (4,744)           2,266
Gain (loss) on derivatives, net                   (172)          (309)            106              606            (311)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   90,880     $   89,437       $   87,344      $   86,855       $   94,591
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the second quarter of 2006 totaled $122.1 million, a $3.9 million, or 3% decrease from 2005. The decrease in other operating expenses resulted from changes in the value of mortgage servicing rights. Appreciation of mortgage servicing rights during the second quarter of 2006 reduced operating expenses $3.6 million. Depreciation in the value of mortgage servicing rights required an impairment charge of $7.1 million in the second quarter of 2005. Operating expenses increased $6.8 million or 6% over the second quarter or 2005, excluding changes in the value of mortgage servicing due to higher personnel expense.

Personnel expense

Personnel expense totaled $72.4 million for the second quarter of 2006 compared with $65.3 million for the second quarter of 2005.

Regular compensation expense which consists primarily of salaries and wages totaled $45.5 million for the second quarter of 2006, up $4.4 million or 11% over 2005. The increase in regular compensation expense was due to a 7% increase in average regular compensation per full-time equivalent employee and a 4% increase in average staffing. Growth in average compensation per full-time equivalent employee reflects the cost of hiring top talent as we expand in various markets.

Incentive compensation expense includes the recognized costs of cash-based commissions, bonus and incentive programs, stock-based compensation plans and deferred compensation plans. Stock-based compensation plans include both equity and liability awards.

Incentive compensation expense totaled $15.5 million for the second quarter of 2006, an increase of $2.7 million or 21% over 2005. Second quarter 2006 expense for the Company's various cash-based incentive programs totaled $12.7 million, up $2.6 million over last year. These programs consist primarily of formula-based plans that determine incentive amounts based on pre-established growth criteria. Compensation expense for stock-based compensation plans totaled $2.8 million for both the second quarters of 2006 and 2005. Compensation expense for stock-based compensation plans accounted for as equity awards totaled $1.6 million in the second quarter of 2006, compared with $1.4 million in the second quarter of 2005. Expense for these awards is determined by the awards' grant-date fair value and is not affected by subsequent changes in the market value of BOK Financial common stock. Compensation expense for stock-based compensation plans accounted for as liability awards totaled $1.2 million in the second quarter of 2006, compared with $1.4 million in 2005. Expense for these liability awards is based on current fair value, including current period changes due to the market value of BOK Financial common stock.

Employee benefit expenses totaled $11.4 million for both the second quarters of 2006 and 2005. Pension expense decreased $1.8 million due to the curtailment of pension plan benefits as of April 1, 2006. The reduction in pension expense was largely offset by a $1.3 million increase in the cost of enhanced employee thrift plan benefits.

Data processing and communications expense

Data processing and communication expenses decreased $224 thousand, or 1% compared to 2005. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs decreased $517 thousand, or 5% compared with the first quarter of 2005. The Company negotiated cost reductions on its primary data processing contract during the quarter in exchange for a three-year contract extension. The benefit of these cost reductions will be recognized over the remaining contract term. Transaction card processing costs increased $293 thousand or 5% due to volume growth in check card and merchant discount revenue.

Other operating expenses

Business promotion expenses totaled $4.8 million for the second quarter of 2006, a $932 thousand or 24% increase over 2005. Promotional activities focused on consumer banking growth in Oklahoma and in the regional banking markets.
Mortgage banking expense decreased $548 thousand or 16%. Costs associated with loan origination and sales activities totaled $384 thousand in the second quarter of 2006 and $423 thousand in the second quarter of 2005. Mortgage banking expense also included changes in the fair value of mortgage servicing rights due to runoff of the underlying loans. Fair value of mortgage servicing rights decreased $2.5 million in the second quarter of 2006 due to loan runoff. Amortization expense, which also considers the runoff of underlying loans, totaled $3.0 million in the second quarter of 2005.

Year to date operating expenses totaled $239.5 million, up 5% over 2005. Changes in the fair value of mortgage servicing rights decreased operating expenses $10.7 million in 2006 and increased operating expenses $1.5 million in 2005. Excluding changes in the value of mortgage servicing rights, operating expenses were $23.5 million or 10% higher for the first half of 2006. Personnel costs were up $19.8 million or 16%. Salaries and wages increased $10.0 million or 13% due to a 7% increase in average salaries per employee and a 5% increase in the average number of employees. Incentive compensation expense was up $9.1 million or 42%. Cash-based incentive programs increased $5.0 million based on performance measured against pre-established criteria. Stock-based incentive compensation increased $4.1 million.

----------------------------------------------------------------------------------------------------------------------
 Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2006             2006           2005              2005             2005
                                   ----------------------------------------------------------------------------------
Personnel                          $    72,369     $    71,232     $    68,666      $    66,533      $    65,333
Business promotion                       4,802           4,803           5,170            4,494            3,870
Professional fees and services           4,362           3,914           4,534            3,951            4,492
Net occupancy and equipment             13,199          13,026          12,864           12,587           12,650
Data processing & communications        16,157          16,995          18,054           17,492           16,381
Printing, postage and supplies           4,001           3,905           3,976            3,846            3,629
Net (gains) losses and operating
   expenses of repossessed assets           54             219             335             (387)             316
Amortization of intangible assets        1,359           1,370           1,797            1,801            1,808
Mortgage banking costs                   2,839           3,087           3,294            4,268            3,387
Change in fair value of mortgage
  servicing rights                      (3,613)         (7,081)              -                -                -
Provision (recovery) for
  impairment of mortgage servicing rights    -               -            (708)          (4,671)           7,088
Other expense                            6,598           5,909           5,921            7,120            7,056
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   122,127     $   117,379     $   123,903      $   117,034      $   126,010
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense was $31.1 million, compared with $28.6 million for the second quarter of 2005. This represented 36% of book taxable income for both periods.

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

Consolidated net income provided by the Regional Banking Division continued to increase due largely to asset growth. Also, performance by business units that generate deposits for the Company, such as the Oklahoma consumer banking unit continued to improve due primarily to internal funds pricing credits. The increased value of deposits when short-term interest rates are rising is reflected in the internal transfer pricing credit. The increase in internal transfer pricing credit is offset through the funds management unit.

-------------------------------------------- -------------------------------- --------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                                 Three months ended June 30,       Six months ended June 30,
                                                   2006             2005            2006             2005
                                             ---------------- --------------- ---------------- ---------------
Regional banking                               $ 22,731         $ 20,172        $ 45,505         $ 37,316
Oklahoma corporate banking                       20,267           23,081          38,425           40,828
Mortgage banking                                  1,341            (473)           4,485            1,757
Oklahoma consumer banking                         8,545            6,314          17,012           10,908
Wealth management                                 6,128            5,476          13,377           10,980
Funds management and other                       (4,028)          (4,105)         (9,072)             731
-------------------------------------------- ---------------- --------------- ---------------- ---------------
     Total                                     $ 54,984         $ 50,465        $109,732         $102,520
-------------------------------------------- ---------------- --------------- ---------------- ---------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes TransFund, our electronic funds transfer network. The Oklahoma Corporate Banking Division contributed $20.3 million or 37% to consolidated net income for the second quarter of 2006. This compares to $23.1 million or 46% of consolidated net income for 2005. Net income provided by the Oklahoma Corporate Banking Division in the second quarter of 2005 included $2.9 million from the after-tax gain on the sale of the Company's interest in an Oklahoma City office building. Growth in net income provided by this division, excluding the prior year's gain on asset sale, came primarily from loan and deposit growth. Average loans attributed to the Oklahoma Corporate Banking Division were

$4.3 billion for the second quarter of 2006, compared with $3.9 billion for the second quarter of 2005. Deposits attributed to Oklahoma Corporate Banking averaged $1.6 billion for the second quarter of 2006, up 10% over last year. Increased average loans and deposits combined to increase net interest revenue $2.9 million or 8%. In addition, other operating revenue increased $1.8 million or 8% due to growth in merchant discount and ATM processing fees. Operating expenses increased $4.0 million or 16%. Personnel expense increased $1.3 million or 16% due to growth in both regular salaries and incentive compensation. In addition, allocations for shared services increased $2.0 million.

Table 5 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                          Three months ended June 30,         Six months ended June 30,
                                       ---------------------------------- ----------------------------------
                                              2006              2005             2006              2005
                                          ------------- --- ------------- -- -------------- -- -------------
NIR (expense) from external sources    $   63,647         $  50,588        $  123,509         $  95,288
NIR (expense) from internal sources       (25,740)          (15,534)          (48,589)          (27,837)
                                          -------------     -------------    --------------    -------------
Net interest revenue                       37,907            35,054            74,920            67,451
Other operating revenue                    23,507            21,682            45,275            46,216
Gain on sale of assets                          -             4,708                 -             4,708
Operating expense                          28,105            24,126            56,333            51,058
Net loans charged off / (recovered)           252              (458)            1,087               483
Net income                                 20,267            23,081            38,425            40,828

Average assets                         $5,173,904      $  4,592,757        $5,170,713        $4,539,426
Average economic capital                  401,170           320,170           384,780           325,960

Return on assets                             1.57%             2.02%             1.50%            1.81%
Return on economic capital                  20.26%            28.92%            20.14%           25.26%
Efficiency ratio                            45.76%            42.52%            46.87%           43.13%

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and the retail brokerage division of BOSC, Inc., a registered broker / dealer. Consumer banking activities outside of Oklahoma are included in the Regional Banking division. The Oklahoma Consumer Banking Division contributed $8.5 million or 16% to consolidated net income for the second quarter of 2006. This compares to $6.3 million or 13% of consolidated net income for 2005. Net interest revenue, which consisted primarily of credits for funds provided to the funds management unit increased $3.9 million or 29%. Average deposits attributed to this Division increased $193 million, or 7% compared with last year. The value to the Company of these lower-costing retail deposits continues to increase as short-term interest rates rise. Operating revenue increased $1.4 million or 8% over last year. Overdraft charges increased $755 thousand or 6% and check card fees increased $721 thousand or 26%. Operating expenses increased $1.8 million or 10% due primarily to growth in personnel and business promotion expenses.

Table 6 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                             Three months ended June 30,         Six months ended June 30,
                                         ---------------------------------- ----------------------------------
                                                 2006              2005             2006              2005
                                             -------------     -------------    --------------    -------------
NIR (expense) from external sources          $  (14,853)       $  (10,089)      $  (28,291)       $  (19,194)
NIR (expense) from internal sources              31,978            23,340           61,437            44,451
                                             -------------     -------------    --------------    -------------
Net interest revenue                             17,125            13,251           33,146            25,257
Other operating revenue                          18,139            16,736           35,393            31,449
Operating expense                                20,511            18,667           39,844            37,567
Net loans charged off                               775               913              907             1,154
Net income                                        8,545             6,314           17,012            10,908

Average assets                             $  2,818,034      $  2,621,189     $  2,793,626      $  2,598,940
Average economic capital                         61,430            55,400           57,730            53,420

Return on assets                                   1.22%             0.97%            1.23%             0.85%
Return on economic capital                        55.79%            45.71%           59.42%            41.18%
Efficiency ratio                                  58.16%            62.25%           58.13%            66.25%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities contributed $1.3 million or 2% to consolidated net income in the second quarter of 2006, compared with a net loss of $473 thousand in 2005.

Mortgage banking activities consisted of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. The general trend has been toward higher mortgage loan commitment rates, especially in the first half of 2006.

Loan Production Sector

Loan production revenue totaled $3.4 million for the second quarter of 2006, including $3.3 million of capitalized mortgage servicing rights and a $174 thousand net gain on loans sold. Loan production revenue totaled $5.1 million for the second quarter of 2005, including $4.6 million of capitalized mortgage servicing rights. Mortgage loans funded in the second quarter of 2006 totaled $243 million, including $215 million of loans funded for resale and $28 million of loans funded for retention by affiliates. Mortgage loans funded in the same period of 2005 totaled $247 million, including $185 million of loans funded for resale and $62 million of loans funded for retention by affiliates. Approximately 70% of the loans funded during the second quarter of 2006 were to borrowers in Oklahoma. Loan production activities resulted in net pre-tax income of $696 thousand for the second quarter of 2006 and pre-tax income of $1.8 million for the second quarter of 2005. The pipeline of mortgage loan applications totaled $276 million at June 30, 2006, compared to $268 million at March 31, 2006 and $292 million at June 30, 2005.

Loan Servicing Sector

The loan servicing sector had net pre-tax income of $1.3 million for the second quarter of 2006 compared to a pre-tax loss of $3.9 million for the same period of 2005. The fair value of mortgage servicing rights increased in 2006 but decreased during 2005 due to changes in mortgage commitment rates.

A 36 basis point increase in average mortgage commitment rates since March 31, 2006 resulted in a $3.6 million increase in the value of mortgage servicing rights. Rising mortgage commitment rates, along with other market factors, reduced anticipated prepayment speeds and increased the discount rate used to value the servicing rights. At the same time, losses of $2.5 million were recognized from decreases in the fair value of financial instruments held as an economic hedge of the value of the servicing rights.

During the second quarter of 2005, an impairment provision of $7.1 million was recognized. A 50 basis point decrease in mortgage interest rates during this period reduced the fair value of the servicing rights. The impairment provision was partially offset by net gains of $3.4 million on financial instruments designated as economic hedges.

Servicing revenue, which is included in mortgage banking revenue on the Consolidated Statements of Earnings, totaled $4.2 million in the second quarter of 2006 compared with $4.1 million in 2005. The average outstanding balance of loans serviced for others was $4.5 billion during 2006 compared to $3.8 billion during 2005. On March 31, 2006, the Company paid $6.8 million to acquire the rights to service approximately $480 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas. Annualized servicing revenue per outstanding loan principal decreased to 37 basis points for the second quarter of 2006, compared with 43 basis points last year.

In addition to changes in the fair value of mortgage servicing rights due to anticipated prepayments and other factors, the fair value of mortgage servicing rights decreased $2.5 million during the second quarter of 2006 due to runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statements of Earnings. Prior to adoption of FAS 156 in the first quarter of 2006, mortgage servicing rights were amortized in proportion to projected cash flows over the estimated life of the loans serviced. Projected cash flows considered both actual and estimated runoff of the underlying loans serviced. Amortization expense recognized in mortgage banking costs during the second quarter of 2005 totaled $3.0 million. The decrease in expense related to the runoff of loans serviced primarily reflects lower loan prepayment speeds.

Table 7 -  Mortgage Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources                    $  5,624          $  5,098         $  10,406         $  10,094
NIR (expense) from internal sources                      (4,683)           (3,585)           (8,914)           (7,151)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                        941             1,513             1,492             2,943

Capitalized mortgage servicing rights                     3,333             4,556             6,168             6,537
Other operating revenue                                   4,391             4,851             8,754             9,298
Gain on sale of assets                                        -             1,232                 -             1,232
Operating expense                                         7,328             9,160            14,997            16,871
Change in fair value of mortgage servicing
   rights                                                 3,613                 -            10,694                 -
Provision for impairment of mortgage
   servicing rights                                           -             7,088                 -             1,464
Gains (losses) on financial instruments, net             (2,533)            3,404            (4,394)            1,328
Net income (loss)                                         1,341              (473)            4,485             1,757

Average assets                                       $  498,495        $  542,797        $  472,610        $  529,298
Average economic capital                                 23,410            21,390            23,860            22,980

Return on assets                                           1.08%            (0.35)%            1.91%            0.67%
Return on economic capital                                22.98%            (8.87)%           37.91%           15.42%
Efficiency ratio                                          84.57%            75.38%            91.37%           84.31%

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

At June 30, 2006, financial instruments with a fair value of $83 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At June 30, 2006, the pre-tax results of this modeling on reported earnings were:

Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights    $     2,796      $   (3,744)
Fair value of hedging instruments               (2,823)          3,085
                                          ----------------- ----------------
   Net                                     $       (27)     $     (659)
                                          ----------------- ----------------

Table 8 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $2.8 million while a 50 basis point decrease is expected to reduce value by $3.7 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Wealth management services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consist of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services. Customer hedging programs are included in the Wealth Management Division.

Wealth Management contributed $6.1 million or 11% to consolidated net income for the second quarter of 2006. This compared to $5.5 million or 11% of consolidated net income for 2005.

Trust and private financial services provided $5.6 million of net income in 2006, an 18% increase over 2005. At June 30, 2006 and 2005, the wealth management line of business was responsible for trust assets with aggregate market values of $26.2 billion and $23.8 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $9.7 billion of trust assets at June 30, 2006, compared with $8.6 billion at June 30, 2005.

Brokerage and trading activities provided $567 thousand of total net income in the second quarter of 2006 compared to $872 thousand provided in same period of 2005. A reduction in income from trading activities was partially offset by growth in net income from our customer hedging programs.

Table 9 -  Wealth Management
 (Dollars in Thousands)
                                           Three months ended June 30,         Six months ended June 30,
                                        ---------------------------------- ----------------------------------
                                               2006              2005             2006              2005
                                           -------------     -------------    --------------    -------------
NIR (expense) from external sources         $  3,012          $  3,010         $  5,476          $  5,611
NIR (expense) from internal sources            3,660             2,711            7,698             5,438
                                           -------------     -------------    --------------    -------------
Net interest revenue                           6,672             5,721           13,174            11,049

Other operating revenue                       29,555            26,554           60,105            53,252
Operating expense                             26,045            23,149           51,236            46,130
Net income                                     6,128             5,476           13,377            10,980

Average assets                          $  1,913,243      $  1,709,268     $  1,894,992      $  1,584,700
Average economic capital                     126,720           119,870          122,890           115,310

Return on assets                                1.28%             1.29%            1.42%            1.40%
Return on economic capital                     19.40%            18.32%           21.95%           19.20%
Efficiency ratio                               71.89%            71.72%           69.92%           71.74%

Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, and Bank of Arizona in their respective markets. They also include fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $22.7 million or 41% to consolidated net income during the second quarter of 2006. This compares with $20.2 million or 40% of consolidated net income for the same period in 2005. Growth in net income contributed by the regional banks came primarily from operations in Colorado. Net income from Colorado operations increased $1.1 million or 50% compared with the same period of 2005. In addition, net income for 2006 in Texas and Arizona increased $559 thousand and $444 thousand, respectively.

Net income from operations in Colorado was $3.4 million for the second quarter of 2006, compared with $2.3 million for the second quarter of 2005. Net interest revenue increased $2.2 million or 33% due primarily to a $422 million increase in average earning assets. Average loans increased $105 million while average funds sold to the funds management unit increased $282 million. The growth in earning assets was funded primarily by a $281 million increase in interest-bearing deposits and $101 million of borrowings from the funds management unit. Other operating revenue grew $400 thousand or 15% due primarily to trust fees and commissions. At June 30, 2006 and 2005, Colorado regional banking was responsible for trust assets with aggregate fair values of $2.5 billion and $2.2 billion, respectively under various fiduciary arrangements. We have sole or joint discretionary authority over $955 million of trust assets at June 30, 2006, compared with $860 million at June 30, 2005. Operating expenses also increased 15% due to personnel costs and allocations of shared support services.

Net income from Texas operations totaled $12.8 million for the second quarter of 2006, up $559 thousand over last year. Net interest revenue grew $3.6 million or 11%. Average earning assets increased $513 million, or 19% from the second quarter of 2005. This increase resulted from a $438 million increase in average loans and a $113 million increase in securities. The growth in average earning assets was funded primarily by a $396 million increase in average deposits and a $114 million increase in funds borrowed from the funds management unit. Operating revenue increased $330 thousand due to deposit service charges and check card revenue. Operating expenses increased $2.2 million or 12% due to a $1.0 million or 10% increase in personnel costs and higher allocations for shared services.

The increase in net income from New Mexico operations was also based largely on a $671 thousand increase in net interest revenue. Average earning assets decreased $93 million. Average loans increased $8 million while funds sold to the funds management unit decreased $100 million. Average deposits in the New Mexico market increased $133 million, including $110 million of consumer banking deposits. Average funds borrowed from external sources decreased $201 million as the Company centralized borrowings from external sources in the funds management unit. Other operating income increased $264 thousand or 7% due primarily to growth in transaction card revenue.

We continue to expand operations in the Arizona market since the acquisition of Bank of Arizona in the second quarter of 2005. Outstanding loans attributed to the Arizona market averaged $270 million for the second quarter of 2006, up $131 million from the second quarter of 2005's average of $139 million. Loan growth included $47 million in our recently-opened Tucson loan production office. Average deposits increased $7 million to $121 million. Loan growth was funded by borrowings from the funds management unit.

Table 10 -  Bank of Texas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources                    $  41,190         $  34,841        $  80,200         $  67,626
NIR (expense) from internal sources                       (5,345)           (2,590)          (9,526)           (4,600)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      35,845            32,251           70,674            63,026

Other operating revenue                                    6,529             6,199           12,659            11,432
Operating expense                                         20,819            18,661           41,101            37,752
Net loans charged off                                      1,789             1,255            2,190             1,373
Net income                                                12,848            12,289           26,027            23,228

Average assets                                      $  3,610,316      $  3,099,892     $  3,578,237      $  3,114,209
Average economic capital                                 247,010           166,940          229,220           166,920
Average invested capital                                 414,090           334,020          396,300           334,010

Return on assets                                           1.43%              1.59%            1.47%            1.50%
Return on economic capital                                20.86%             29.53%           22.90%           28.06%
Return on average invested capital                        12.44%             14.76%           13.24%           14.02%
Efficiency ratio                                          49.13%             48.53%           49.32%           50.70%

Table 11 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources                   $  15,992         $  13,945        $  31,665         $  27,041
NIR (expense) from internal sources                      (4,126)           (2,750)          (8,011)           (5,139)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     11,866            11,195           23,654            21,902

Other operating revenue                                   4,149             3,885            8,079             7,243
Operating expense                                         6,609             6,608           13,681            13,355
Net loans charged off                                       692               275              751               423
Net income                                                5,341             5,009           10,588             9,391

Average assets                                     $  1,446,500      $  1,536,954     $  1,459,371      $  1,571,119
Average economic capital                                 75,080            84,630           75,410            79,440
Average invested capital                                 94,170           103,720           94,500            98,530

Return on assets                                           1.48%             1.31%            1.46%            1.21%
Return on economic capital                                28.53%            23.74%           28.31%           23.84%
Return on average invested capital                        22.75%            19.37%           22.59%           19.22%
Efficiency ratio                                          41.27%            43.82%           43.11%           45.82%

Table 12 - Bank of Arkansas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources                   $  2,616          $  2,510         $  4,905          $  5,448
NIR (expense) from internal sources                       (819)             (842)          (1,538)           (1,584)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     1,797             1,668            3,367             3,864

Other operating revenue                                    275               292              529               554
Operating expense                                          870               843            1,727             1,719
Net loans charged off / (recovered)                        (70)               13              (28)               23
Net income                                                 776               686            1,341             1,647

Average assets                                      $  188,922        $  248,209       $  192,477        $  253,006
Average economic capital                                15,680            10,460           14,650            10,640
Average invested capital                                15,680            10,460           14,650            10,640

Return on assets                                          1.65%              1.11%           1.40%            1.31%
Return on economic capital                               19.85%             26.31%          18.46%           31.22%
Return on average invested capital                       19.85%             26.31%          18.46%           31.22%
Efficiency ratio                                         41.99%             43.01%          44.33%           38.91%

Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources                   $  12,870         $  8,330         $  24,420         $  15,686
NIR (expense) from internal sources                      (3,929)          (1,629)           (6,954)           (2,942)
                                                    -------------     -------------    --------------    -------------
Net interest revenue                                      8,941            6,701            17,466            12,744

Other operating revenue                                   3,007            2,607             6,042             4,886
Operating expense                                         6,401            5,589            12,362            10,987
Net loans charged off                                        (5)              23               (51)            1,651
Net income                                                3,392            2,258             6,841             3,050

Average assets                                     $  1,151,708       $  726,730       $ 1,095,054        $  697,852
Average economic capital                                 69,080           46,870            65,420            43,060
Average invested capital                                111,060           88,860           107,410            85,050

Return on assets                                           1.18%            1.25%             1.26%            0.88%
Return on economic capital                                19.69%           19.32%            21.09%           14.28%
Return on average invested capital                        12.25%           10.19%            12.84%            7.23%
Efficiency ratio                                          53.57%           60.05%            52.59%           62.32%

Table 14 - Bank of Arizona
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources                   $  6,076          $  2,464         $  10,760         $  ***
NIR (expense) from internal sources                     (2,441)             (401)           (4,030)           ***
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     3,635             2,063             6,730            ***

Other operating revenue                                    122               375               287            ***
Operating expense                                        3,206             2,530             5,757            ***
Net loans charged off / (recovered)                         (2)               21                 2            ***
Net income                                                 374               (70)              708            ***

Average assets                                      $  366,609        $  209,947        $  331,081         $  ***
Average economic capital                                23,560            16,127            20,280            ***
Average invested capital                                40,210            32,777            36,930            ***

Return on assets                                          0.41%            (0.13)%            0.43%           ***
Return on economic capital                                6.37%            (1.74)%            7.04%           ***
Return on average invested capital                        3.73%            (0.86)%            3.87%           ***
Efficiency ratio                                         85.33%           103.77%            82.04%           ***
*** Data not applicable due to acquisition of Bank of Arizona in April 2005.


Financial Condition

Securities

Securities are classified as either held for investment, available for sale or trading based upon asset/liability management strategies, liquidity and profitability objectives and regulatory requirements. Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. Management has the ability and intent to hold these securities until they mature. Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. Certain mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. These securities are carried at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights. The Company also maintains a separate trading securities portfolio. Trading portfolio securities, which are also carried at fair value with changes in fair value recognized in current period income, are acquired and held with the intent to sell at a profit.

The amortized cost of available for sale securities totaled $4.9 billion at both June 30, 2006 and March 31, 2006. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage backed securities as part of our overall interest rate risk management strategy. Management restricted growth in the securities portfolio during the second quarter of 2006 in anticipation of an investment of up to $200 million in bank-owned life insurance in the third quarter of 2006.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
3.1 years at June 30, 2006 and 2.8 years at March 31, 2006. Management estimates that the effective duration of the mortgage-backed securities portfolio would extend to 3.3 years assuming a 300 basis point immediate rate shock.

Net unrealized losses on available for sale securities totaled $187 million at June 30, 2006 compared with net unrealized losses of $148 million at March 31, 2006. The increase in net unrealized losses during the quarter was due primarily to rising interest rates. The aggregate gross amount of unrealized losses at June 30, 2006 totaled $201 million. We evaluated the securities with unrealized losses to determine if the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. Management does not believe that any of the unrealized losses are due to credit quality concerns. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

Loans

The aggregate loan portfolio at June 30, 2006 totaled $9.8 billion, a $593 million increase since March 31, 2006. Net loan growth accelerated to a 26% annualized rate during the second quarter of 2006. Commercial loans increased $300 million and commercial real estate loans grew $218 million.

---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans
  (In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2006             2006           2005             2005            2005
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,514,353    $   1,367,400   $   1,399,417   $   1,350,835    $   1,278,885
  Services                               1,405,060        1,358,194       1,425,821       1,419,342        1,340,411
  Wholesale/retail                         879,203          850,013         793,032         804,628          777,440
  Manufacturing                            541,592          519,100         514,792         484,662          483,211
  Healthcare                               546,595          534,091         520,309         476,616          434,132
  Agriculture                              292,022          284,277         291,858         238,950          244,687
  Other commercial and industrial          360,493          325,746         354,706         292,657          301,013
---------------------------------------------------------------------------------------------------------------------
     Total commercial                   5,539,318        5,238,821       5,299,935       5,067,690        4,859,779
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        789,991          686,400         638,366         605,457          542,049
  Multifamily                              228,781          205,755         204,620         225,074          237,904
  Other real estate loans                1,304,164        1,212,805       1,146,916       1,142,093        1,081,906
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,322,936        2,104,960       1,989,902       1,972,624        1,861,859
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,211,448        1,177,337       1,169,331       1,166,559        1,151,674
  Residential mortgages held for sale       54,026           40,299          51,666          46,306           74,410
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,265,474        1,217,636       1,220,997       1,212,865        1,226,084
---------------------------------------------------------------------------------------------------------------------

Consumer                                   666,740          640,542         629,144         630,389          566,958
---------------------------------------------------------------------------------------------------------------------

  Total                              $   9,794,468    $   9,201,959   $   9,139,978   $   8,883,568    $   8,514,680
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio totaled $5.5 billion at June 30, 2006, up $300 million during the second quarter of 2006. Energy loans totaled $1.5 billion or 15% of total loans. Outstanding energy loans increased $147 million, or 43% annualized, during the second quarter of 2006 after decreasing $32 million during the preceding quarter. Growth in energy loans during the second quarter reflected an expectation that the range of energy prices will remain near or exceed current levels. Approximately $1.2 billion of loans in the energy portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry.

The services sector of the portfolio totaled $1.4 billion, or 14% of the Company's total outstanding loans. Loans in this sector of the portfolio increased $47 million or 14% annualized since March 31, 2006. The services sector consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $960 million of the services sector is made up of loans with balances of less than $10 million.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 15.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The outstanding principal balances of these loans totaled $1.2 billion at both June 30, 2006 and March 31, 2006. Substantially all of these loans were to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 31% of the shared national credits, based on dollars committed. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.3 billion or 24% of the loan portfolio at June 30, 2006. The outstanding balance of commercial real estate loans increased $218 million, or 41% annualized since March 31, 2006. Construction and land development loans totaled $790 million, up $104 million over March 31, 2006. Construction and land development included $608 million of loans secured by single family residential lots and premises. The major components of other commercial real estate loans were office buildings - $464 million and retail facilities - $352 million.

Residential mortgage loans, excluding mortgage loans held for sale, included $360 million of home equity loans, $406 million of loans held for business relationship purposes, $236 million of adjustable rate mortgages and $178 million of loans held for community development. Consumer loans included $396 million of indirect automobile loans, up $25 million since March 31, 2006. Approximately $350 million of these loans were purchased from dealers in Oklahoma. Growth during the quarter included $16 million from indirect lending activities in Arkansas and $13 million in Oklahoma.

Table 16 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans by Principal Market Area
(In thousands)

                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2006             2006           2005             2005            2005
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,212,851    $   3,074,406   $   3,159,683   $   3,101,209    $   3,026,311
   Commercial real estate                1,019,815          936,030         862,700         890,737          856,617
   Residential mortgage                    855,087          847,848         842,757         839,344          827,431
   Residential mortgage held for sale       54,026           40,299          51,666          46,306           74,410
   Consumer                                479,508          468,920         466,180         472,899          425,318
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,621,287    $   5,367,503   $   5,382,986   $   5,350,495    $   5,210,087
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   1,548,545    $   1,420,860   $   1,356,611   $   1,294,606    $   1,182,307
   Commercial real estate                  669,698          604,413         569,921         537,576          509,472
   Residential mortgage                    212,987          200,957         199,726         196,593          196,457
   Consumer                                 84,212           87,669          89,017          89,329           90,245
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,515,442    $   2,313,899   $   2,215,275   $   2,118,104    $   1,978,481
                                    ---------------------------------------------------------------------------------

New Mexico:
   Commercial                        $     334,984    $     348,930   $     383,325   $     354,087    $     340,378
   Commercial real estate                  237,020          228,955         232,564         223,236          219,175
   Residential mortgage                     73,281           68,810          65,784          65,203           63,821
   Consumer                                 13,404           13,820          15,137          15,195           15,813
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     658,689    $     660,515   $     696,810   $     657,721    $     639,187
                                    ---------------------------------------------------------------------------------

Arkansas:
   Commercial                        $      80,539    $      74,423   $      79,719   $      54,703    $      54,703
   Commercial real estate                   87,080           80,529          75,483          85,600           76,803
   Residential mortgage                     15,067           13,069          13,044          12,097           11,674
   Consumer                                 51,166           33,548          25,659          20,397            4,560
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     233,852    $     201,569   $     193,905   $     172,797    $     147,740
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     299,380    $     267,928   $     270,108   $     219,208    $     210,142
   Commercial real estate                  155,453          134,771         133,537         132,741          125,120
   Residential mortgage                     21,113           20,383          21,918          26,186           27,292
   Consumer                                 31,939           31,487          27,871          26,126           27,996
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     507,885    $     454,569   $     453,434   $     404,261    $     390,550
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $      63,019    $      52,274   $      50,489   $      43,877    $      45,938
   Commercial real estate                  153,870          120,262         115,697         102,734           74,672
   Residential mortgage                     33,913           26,270          26,102          27,136           24,999
   Consumer                                  6,511            5,098           5,280           6,443            3,026
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     257,313    $     203,904   $     197,568   $     180,190    $     148,635
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $   9,794,468    $   9,201,959   $   9,139,978   $   8,883,568    $   8,514,680
                                    ---------------------------------------------------------------------------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $4.9 billion and standby letters of credit which totaled $481 million at June 30, 2006. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

These programs create credit risk for potential amounts due from customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

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

Derivative contracts are carried at fair value. At June 30, 2006, the fair value of derivative contracts reported as assets under these programs totaled $414 million. This included energy contracts with fair values of $365 million, interest rate contracts with fair values of $29 million and foreign exchange contracts with fair values of $17 million. The aggregate fair values of derivative contracts reported as liabilities under these programs totaled $416 million. At March 31, 2006, the fair values of assets and liabilities reported under these programs totaled $401 million and $402 million, respectively. Approximately 96% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 4% was with counterparties. The maximum net exposure to any single customer or counterparty totaled $89 million.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $105 million at June 30, 2006, compared with $104 million at March 31, 2006 and $109 million at June 30, 2005. These amounts represented 1.07%, 1.14% and 1.29% of outstanding loans, excluding loans held for sale, at June 30, 2006, March 31, 2006 and June 30, 2005, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 337% of the outstanding balance of nonperforming loans at June 30, 2006, compared with 323% at March 31, 2006 and 269% at June 30, 2005. Nonperforming loans totaled $31 million at June 30, 2006, compared with $32 million at March 31, 2006 and $41 million at June 30, 2005. Net loans charged off during the second quarter of 2006 totaled $3.8 million, up from $1.6 million in the first quarter of 2006 and $2.3 million for the second quarter of 2005.

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

------------------------------------------------------------------------------------------------------------------------------
Table 17 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 June 30,         March 31,       Dec. 31,       Sept. 30,         June 30,
                                                   2006             2006           2005            2005             2005
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     104,143     $     103,876   $     109,621  $     108,884    $     108,958
   Loans charged off:
      Commercial                                    2,523             1,242           5,772            819            1,641
      Commercial real estate                            -                 -              84            730               90
      Residential mortgage                            363               207             226            382              423
      Consumer                                      2,995             2,700           3,497          3,380            2,890
------------------------------------------------------------------------------------------------------------------------------
      Total                                         5,881             4,149           9,579          5,311            5,044
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      720               847             826            711            1,435
      Commercial real estate                            6                40               8              7               73
      Residential mortgage                             20                97             133             21               16
      Consumer                                      1,339             1,580           1,197          1,238            1,233
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,085             2,564           2,164          1,977            2,757
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               3,796             1,585           7,415          3,334            2,287
Provision for loan losses                           4,178             1,852           1,670          4,071            1,142
Additions due to acquisitions                           -                 -               -              -            1,071
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     104,525     $     104,143   $     103,876  $     109,621    $     108,884
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit
   losses:
Beginning balance                           $      22,122     $      20,574   $      17,794  $      17,889    $       16,984
Provision for off-balance sheet credit losses        (383)            1,548           2,780            (95)              873
Additions due to acquisitions                           -                 -               -              -                32
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      21,739     $      22,122   $      20,574  $      17,794    $       17,889
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       3,795     $       3,400   $       4,450  $       3,976    $        2,015
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans
    outstanding at period-end (1)                   1. 07%            1.14%           1.14%          1.24%            1.29%
Net charge-offs (annualized)
    to average loans (1)                             0.16              0.07            0.33           0.16             0.11
Total provision for credit losses
    (annualized) to average loans (1)                0.16              0.15            0.20           0.19             0.10
Recoveries to gross charge-offs                     35.45             61.80           22.59          37.22            54.66
Reserve for loan losses as a multiple of
    net charge-offs (annualized)                     6.88x            16.43x           3.50x          8.22x           11.90x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.41%             0.36%           0.42%          0.41%            0.42%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.30              1.38            1.37           1.44             1.50
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At June 30, 2006, specific impairment reserves totaled $3.3 million on total impaired loans of $27 million. Required specific impairment reserves decreased $1.7 million from March 31, 2006.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At June 30, 2006, the ranges of potential losses for the more significant factors were:

General economic conditions - $4.6 million to $8.0 million
Concentration in large loans - $1.0 million to $2.0 million

The provision for credit losses totaled $3.8 million for the second quarter of 2006, compared with $3.4 million for the first quarter of 2006 and $2.0 for the second quarter of 2005. Factors considered in determining the provision for credit losses included an increase in net losses during the quarter, partially offset by decreases in the outstanding balances of classified, criticized and non-performing loans.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $39 million at June 30, 2006 and $40 million at March 31, 2006, is presented in Table 18. Nonperforming assets included non-accrual loans and excluded loans 90 days or more past due but still accruing interest. Non-accrual loans totaled $31 million at June 30, 2006 and $32 million at March 31, 2006. Newly identified non-accruing loans totaled $5 million during the second quarter of 2006. Non-accruing loans decreased $3 million for loans charged off or foreclosed, and $3 million for cash payments received. The increase in non-accruing consumer loans during the second quarter of 2006 included a single $3.6 million loan that was originated for personal investment purposes. Management does not believe the increase indicates a change in the trend of level of non-accruing consumer loans.

----------------------------------------------------------------------------------------------------------------------
Table 18 - Nonperforming Assets
(In thousands)
                                                   June 30,       March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2006           2006          2005         2005          2005
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    15,087   $    17,073    $    11,673  $    17,920   $    21,173
   Commercial real estate                             4,369         6,444          5,370       10,422        11,722
   Residential mortgage                               7,604         8,057          7,347        8,531         7,154
   Consumer                                           3,916           655            772          480           478
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            30,976        32,229         25,162       37,353        40,527
Other nonperforming assets                            8,257         8,196          8,476        5,069         5,062
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    39,233   $    40,425    $    33,638  $    42,422   $    45,589
----------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        337.44%       323.13%        412.83%      293.48%       268.67%
 Combined reserves for credit
    losses to nonaccrual loans                      407.62        391.77         494.60        341.11       312.81
 Nonaccrual loans to period-end loans (2)             0.32          0.35           0.28         0.42          0.48
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     9,630   $     3,919     $    8,708   $   10,027   $     7,125
----------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages guaranteed
     by agencies of the U.S.Government.        $     2,310   $     1,595    $     2,021  $     3,646   $     3,713

(2) Excludes residential mortgage loans held for sale.
----------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $23 million at both June 30, 2006 and March 31, 2006. The current composition of potential problem loans by primary industry included healthcare - $12 million, services - $7 million and real estate - $2 million.

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

Total deposits averaged $11.2 billion for the second quarter of 2006, up $71 million, or 3% annualized compared with average deposits in the first quarter of 2006. Average deposits attributed to consumer banking increased $91 million, including $49 million in Oklahoma, $26 million in New Mexico and $15 million in Texas, and average deposits attributed to wealth management increased $56 million, including $43 million in Colorado. The growth in consumer and wealth management deposits resulted from promotional and incentive programs across the Company. In addition, average deposits attributed to mortgage banking, which consisted primarily of escrow funds, increased $24 million. Growth in average consumer, wealth management and mortgage banking deposits was partially offset by a $62 million decrease in average commercial banking deposits, including $35 million in Oklahoma and $32 million in Texas. Average deposits attributed to the Company's funds management activities decreased $29 million due to lower public funds and brokered deposits.

Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $5.5 billion for the second quarter of 2006, an annualized increase of 5%. Average core deposits comprised 49% of total deposits for the second quarter of 2006. Deposit accounts with balances in excess of $100,000 increased at a 3% annualized rate to $4.6 billion or 41% of total average deposits for both the second and the first quarters of 2006.

The distribution of deposit accounts among our principal markets is shown in Table 19.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Deposits by Principal Market Area
(In thousands)
                                          June 30,       March 31,        Dec. 31,        Sept. 30,        June 30,
                                           2006            2006            2005             2005            2005
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     908,034   $     950,582    $   1,003,284   $     959,169    $   1,028,640
   Interest-bearing:
     Transaction                         2,732,312       2,937,228        3,002,610       2,411,175        2,367,511
     Savings                                88,218          93,093           85,837          86,220           89,972
     Time                                2,662,770       2,623,352        2,564,337       2,728,224        2,450,730
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                5,483,300       5,653,673        5,652,784       5,225,619        4,908,213
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   6,391,334   $   6,604,255    $   6,656,068   $   6,184,788    $   5,936,853
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     638,157   $     551,411    $     615,732   $     533,475    $     478,855
   Interest-bearing:
     Transaction                         1,530,491       1,455,856        1,535,570       1,299,279        1,292,938
     Savings                                26,370          27,827           27,398          29,620           29,635
     Time                                  717,027         726,530          735,731         633,785          606,528
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,273,888       2,210,213        2,298,699       1,962,684        1,929,101
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,912,045   $   2,761,624    $   2,914,431   $   2,496,159    $   2,407,956
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     147,307   $     159,125    $     129,289   $     155,517    $     139,107
   Interest-bearing:
     Transaction                           410,166         408,160          381,099         338,706          306,230
     Savings                                16,860          17,805           17,839          17,614           17,875
     Time                                  494,426         483,428          453,314         454,561          449,180
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  921,452         909,393          852,252         810,881          773,285
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,068,759   $   1,068,518    $     981,541   $     966,398    $     912,392
                                    ---------------------------------------------------------------------------------

Arkansas:
   Demand                            $      11,521   $      11,629    $      10,429   $      13,772    $      10,890
   Interest-bearing:
     Transaction                            20,577          26,675           22,354          23,335           24,816
     Savings                                 1,072           1,051            1,058           1,268            1,284
     Time                                   69,418          73,082           75,034          81,510           83,388
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   91,067         100,808           98,446         106,113          109,488
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     102,588   $     112,437    $     108,875   $     119,885    $     120,378
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      45,214   $      56,419    $      61,647   $      51,978    $      32,044
   Interest-bearing:
     Transaction                           245,504         258,801          258,668         216,718          228,881
     Savings                                13,786          16,315           17,772          16,568           16,791
     Time                                  379,239         309,068          264,020         221,753          117,130
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  638,529         584,184          540,460         455,039          362,802
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     683,743   $     640,603    $     602,107   $     507,017    $     394,846
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      73,696   $      55,421    $      45,567   $      42,784    $      60,412
   Interest-bearing:
     Transaction                            67,841          57,400           56,994          71,510           56,624
     Savings                                 2,702           3,380            4,111           3,862            4,771
     Time                                    4,077           4,608            5,624           6,802            6,574
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   74,620          65,388           66,729          82,174           67,969
                                    ---------------------------------------------------------------------------------
    Total Arizona                    $     148,316   $     120,809    $     112,296   $     124,958    $     128,381
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $  11,306,785   $  11,308,246    $  11,375,318   $  10,399,205    $   9,900,806
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain banks that expires in December 2010. There was no outstanding principal balance on this credit agreement at June 30, 2006. Interest is based on LIBOR plus a defined margin that is determined by the Company's credit rating or a base rate. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.500%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at June 30, 2006.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $233 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $166 million under this policy.

Equity capital for BOK Financial totaled $1.6 billion at June 30, 2006, up $18 million during the quarter. Retained earnings, net income less cash dividends, provided $45 million of the increase. Growth in capital from retained earnings was partially offset by a $25 million increase in accumulated other comprehensive losses due primarily to net unrealized losses on available for sale securities and $5 million of treasury stock purchases. The remaining increase in capital during the second quarter of 2006 resulted primarily from activity in employee stock options.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase programs may be suspended or discontinued at any time without prior notice. During the second quarter of 2006, the Company repurchased 108,322 common shares at an average price of $48.56 per share. The Company may repurchase 1.8 million common shares in the future under this program.

Cash dividends of $10.0 million or $0.15 per common share were paid during the second quarter of 2006. On July 25, 2006 the Board of Directors approved a quarterly cash dividend of $0.15 per common share. The dividend will be payable on or about August 31, 2006 to shareholders of record on August 14, 2006.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definition of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 20.

--------------------------------------------------------------------------------------------------------------------
Table 20 - Capital Ratios                    June 30,       March 31,       Dec. 31,      Sept. 30,     June 30,
                                               2006            2006           2005          2005          2005
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.49%           9.51%          9.30%          9.54%         9.56%
Risk-based capital:
  Tier 1 capital                              10.00           10.16           9.84           9.71          9.84
  Total capital                               12.14           12.41          12.10          12.04         12.54
Leverage                                       8.74            8.60           8.30           8.01          8.08

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

The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on June 30, 2006 was $49.67 per share.

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

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to position the balance sheet to be neutral to interest rate changes. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 3.1 years based on a range of interest rate and prepayment assumptions.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. During the second quarter of 2006, net interest revenue was reduced by $2.1 million from periodic settlements of these contracts. Net interest revenue was decreased by $187 thousand from periodic settlements of these contracts in the second quarter of 2005. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses. A net loss of $173 thousand was recognized in the second quarter of 2006 compared to a net loss of $ 498 thousand in same period of 2005 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from interest rate swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

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

Table 21 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                      200 bp Increase                200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2006         2005            2006          2005             2006         2005
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $  (4,269)     $ 8,363           $ 6,052        ***          $     (501)     $ 4,726
                                       (0.8)%        1.8%              1.1%       ***                (0.1)%        1.0%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- ------------
***A 200 basis point decrease was not computed in 2005 due to low market interest rates.

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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At June 30, 2006, the VAR was $557 thousand. The greatest VAR during the quarter was $650 thousand.

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

--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                               June 30,
                                                                  2006             2005                2006                2005
                                                               ----------- --- -------------- ---- -------------- ---- ------------
Interest Revenue
Loans                                                       $  180,999      $  132,966        $    346,926        $    251,776
Taxable securities                                              56,632          51,276             111,678             100,632
Tax-exempt securities                                            2,173           1,782               4,382               3,575
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
   Total securities                                             58,805          53,058             116,060             104,207
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Trading securities                                                 229             154                 393                 335
Funds sold and resell agreements                                   407             156                 646                 320
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
   Total interest revenue                                      240,440         186,334             464,025             356,638
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Interest Expense
Deposits                                                        80,026          47,833             152,880              91,447
Borrowed funds                                                  34,378          22,988              62,868              39,857
Subordinated debentures                                          4,930           2,980               9,845               5,207
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
   Total interest expense                                      119,334          73,801             225,593             136,511
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Net Interest Revenue                                           121,106         112,533             238,432             220,127
Provision for Credit Losses                                      3,795           2,015               7,195               4,015
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Net Interest Revenue After Provision for Credit Losses         117,311         110,518             231,237             216,112
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Other Operating Revenue
Brokerage and trading revenue                                   11,427          10,404              23,437              21,740
Transaction card revenue                                        19,951          17,979              38,459              34,522
Trust fees and commissions                                      17,751          16,259              35,696              32,275
Deposit service charges and fees                                26,341          25,347              50,327              47,520
Mortgage banking revenue                                         7,195           8,550              13,984              14,128
Other revenue                                                   10,931           8,160              21,742              15,557
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Total fees and commissions                                      93,596          86,699             183,645             165,742
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Gain on sales of assets                                             39           5,937                 957               6,909
Gain (loss) on securities, net                                  (2,583)          2,266              (3,804)               (371)
Gain (loss) on derivatives, net                                   (172)           (311)               (481)                467
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Total other operating revenue                                   90,880          94,591             180,317             172,747
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Other Operating Expense
Personnel                                                       72,369          65,333             143,601             123,772
Business promotion                                               4,802           3,870               9,605               8,300
Professional fees and services                                   4,362           4,492               8,276               8,111
Net occupancy and equipment                                     13,199          12,650              26,225              24,744
Data processing and communications                              16,157          16,381              33,152              31,480
Printing, postage and supplies                                   4,001           3,629               7,906               7,244
Net losses and operating expenses of repossessed assets             54             316                 273                 624
Amortization of intangible assets                                1,359           1,808               2,729               3,345
Mortgage banking costs                                           2,839           3,387               5,926               7,000
Change in fair value of mortgage servicing rights               (3,613)              -             (10,694)                  -
Provision for impairment of mortgage servicing rights                -           7,088                   -               1,464
Other expense                                                    6,598           7,056              12,507              12,085
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Total other operating expense                                  122,127         126,010             239,506             228,169
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Income Before Taxes                                             86,064          79,099             172,048             160,690
Federal and state income tax                                    31,080          28,634              62,316              58,170
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
Net Income                                                   $  54,984       $  50,465          $  109,732        $    102,520
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------

Earnings Per Share:
   Basic                                                     $    0.82       $    0.79          $     1.64        $       1.66
   Diluted                                                   $    0.82       $    0.75          $     1.63        $       1.53

Average Shares Used in Computation:
   Basic                                                      66,775,117      63,779,343        66,745,422          61,618,602
   Diluted                                                    67,317,681      66,986,428        67,289,335          66,967,146
--------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- ------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                    June 30,       December 31,         June 30,
                                                                      2006             2005               2005
                                                                  --------------------------------------------------
                                                                   (Unaudited)                         (Unaudited)
Assets
Cash and due from banks                                        $      618,064    $      684,857    $      653,047
Funds sold and resell agreements                                       25,469            14,465            27,176
Trading securities                                                     25,702            18,633            10,588
Securities:
  Available for sale                                                4,728,434         4,821,575         4,311,759
  Available for sale securities pledged to creditors                        -                 -           576,207
  Investment (fair value:  June 30, 2006 - $217,319;
    December 31, 2005 - $243,406;
    June 30, 2005 - $218,181)                                         223,411           245,125           220,401
  Mortgage trading securities                                          82,983                 -                 -
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,034,828         5,066,700         5,108,367
--------------------------------------------------------------------------------------------------------------------
Loans                                                               9,794,468         9,139,978         8,514,680
Less reserve for loan losses                                         (104,525)         (103,876)         (108,885)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             9,689,943         9,036,102         8,405,795
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           177,142           179,627           174,526
Accrued revenue receivable                                            100,138            99,874            82,868
Intangible assets, net                                                260,293           263,022           260,279
Mortgage servicing rights, net                                         73,103            54,097            46,200
Real estate and other repossessed assets                                8,257             8,476             5,062
Bankers' acceptances                                                   30,430            33,001            40,949
Derivative contracts                                                  414,367           452,878           271,692
Other assets                                                          466,349           415,337           367,603
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   16,924,085    $   16,327,069    $   15,454,152
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,823,929    $    1,865,948    $    1,749,948
Interest-bearing deposits:
  Transaction                                                       5,006,891         5,257,295         4,277,000
  Savings                                                             149,008           154,015           160,328
  Time                                                              4,326,957         4,098,060         3,713,530
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   11,306,785        11,375,318         9,900,806
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,342,339         1,337,911         2,123,589
Other borrowings                                                      727,726         1,054,298         1,059,694
Subordinated debentures                                               290,522           295,964           297,882
Accrued interest, taxes and expense                                    74,580            92,219            66,026
Bankers' acceptances                                                   30,430            33,001            40,949
Due on unsettled security transactions                                  3,335             8,429            99,664
Derivative contracts                                                  437,182           466,669           281,314
Other liabilities                                                     128,176           124,106           103,253
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         15,341,075        14,787,915        13,973,177
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized;
  shares issued and outstanding: June 30, 2006 - 68,291,976;
  December 31, 2005 -  67,904,533; June 30, 2005 - 67,556,168)              4                 4                 4
Capital surplus                                                       670,662           656,579           642,605
Retained earnings                                                   1,083,819           990,422           904,757
Treasury stock (shares at cost: June 30, 2006 -  1,451,735;
  December 31, 2005 - 1,202,125; June 30, 2005 - 1,101,838)           (51,780)          (40,040)          (35,354)
Accumulated other comprehensive loss                                 (119,695)          (67,811)          (31,037)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,583,010         1,539,154         1,480,975
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   16,924,085    $   16,327,069    $   15,454,152
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                                             Accumulated
                                                                Other
                         Preferred Stock     Common Stock   Comprehensive Capital   Retained    Treasury Stock
                       ------------------------------------                                  --------------------
                         Shares   Amount    Shares   Amount     Loss      Surplus   Earnings    Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2004     249,975   $ 12      60,421    $  4   $ (11,625)  $631,747   $809,261     998    $(30,905)$1,398,494
Comprehensive income:
  Net income                  -      -           -       -           -          -    102,520       -           -    102,520
  Other comprehensive
     income, net of tax (1)   -      -           -       -     (19,412)         -          -       -           -    (19,412)
                                                                                                                 ----------
    Comprehensive income                                                                                             83,108
                                                                                                                 ----------
Treasury stock purchase       -      -           -       -           -          -          -      60      (2,439)    (2,439)
Exercise of stock options     -      -         214       -           -      5,242          -      44      (2,010)     3,232
Conversion of preferred
 stock to common       (249,975)   (12)      6,921       -           -         12          -       -           -          -
Tax benefit on exercise of
 stock options                -      -           -       -           -      1,005          -       -           -      1,005
Stock-based compensation      -      -           -       -           -      4,599          -       -           -      4,599
Cash dividends on:
  Preferred stock             -      -           -       -           -          -       (375)      -           -       (375)
  Common stock                -      -           -       -           -          -     (6,649)      -           -     (6,649)
---------------------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2005             -    $ -      67,556   $   4  $  (31,037) $ 642,605  $ 904,757   1,102    $(35,354)$1,480,975
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2005           -   $  -      67,905   $   4  $  (67,811) $ 656,579  $ 990,422   1,202    $(40,040)$1,539,154
Effect of implementing
   FAS 156, net of
   income taxes               -      -           -       -           -          -        383       -           -        383
Comprehensive income:
   Net income                 -      -           -       -           -          -    109,732       -           -    109,732
   Other comprehensive
    income, net of tax (1)    -      -           -       -     (51,884)         -          -       -           -    (51,884)
                                                                                                                 ----------
    Comprehensive income                                                                                             57,848
                                                                                                                 ----------
Treasury stock purchase       -      -           -       -           -          -          -     169      (8,019)    (8,019)
Exercise of stock options     -      -         387       -           -      9,423          -      81      (3,721)     5,702
Tax benefit on exercise of
   stock options              -      -           -       -           -      1,518          -       -           -      1,518
Stock-based compensation      -      -           -       -           -      3,142          -       -           -      3,142
Cash dividends on
   common stock               -      -           -       -           -          -    (16,718)      -           -    (16,718)
---------------------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2006             -    $ -      68,292   $   4  $ (119,695) $ 670,662 $1,083,819   1,452    $(51,780)$1,583,010
---------------------------------------------------------------------------------------------------------------------------

(1)                                            June 30, 2006   June 30, 2005
                                               -------------   -------------
Changes in other comprehensive loss:
  Unrealized losses on securities               $ (84,970)      $ (29,291)
  Unrealized losses on cash flow hedges              (183)         (1,507)
  Tax benefit on unrealized losses                 30,843          11,149
  Reclassification adjustment for losses
    realized and included in net income             3,804             371
  Reclassification adjustment for tax
    benefit on realized losses                     (1,378)           (134)
                                             -------------------------------
Net change in other comprehensive loss          $ (51,884)      $ (19,412)
                                             -------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                                        Six Months Ended June 30,
                                                                              ---------------------------------------------
                                                                                      2006                      2005
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    109,732            $    102,520
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                          7,195                   4,015
  Change in fair value of mortgage servicing rights                                  (10,694)                      -
  Provision for mortgage servicing rights impairment                                       -                   1,464
  Unrealized losses from derivatives                                                   5,710                   6,405
  Tax benefit on exercise of stock options                                            (1,518)                  1,005
  Stock-based compensation                                                             4,958                   1,392
  Depreciation and amortization                                                       19,671                  21,709
  Net accretion of securities discounts and premiums                                  (4,908)                   (390)
  Net gain on sale of assets                                                          (2,643)                (12,682)
  Mortgage loans originated for resale                                              (360,820)               (336,291)
  Proceeds from sale of mortgage loans held for resale                               374,165                 286,895
  Change in trading securities, including mortgage trading securities                (75,060)                   (896)
  Change in accrued revenue receivable                                                  (264)                 (3,224)
  Change in other assets                                                             (18,612)                (17,901)
  Change in accrued interest, taxes and expense                                      (17,639)                 (5,036)
  Change in other liabilities                                                          2,188                  (6,769)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             31,461                  42,216
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   39,405                  36,969
  Proceeds from maturities of available for sale securities                          258,666                 484,713
  Purchases of investment securities                                                 (18,240)                (36,279)
  Purchases of available for sale securities                                        (408,732)             (1,780,288)
  Proceeds from sales of investment securities                                           447                       -
  Proceeds from sales of available for sale securities                               142,073                 969,184
  Loans originated or acquired net of principal collected                           (735,081)               (612,790)
  Proceeds from (payments on) derivative asset contracts                             (28,228)                  2,661
  Net change in other investment assets                                                  978                  31,442
  Proceeds from disposition of assets                                                 77,469                  83,664
  Purchases of assets                                                                (24,848)                (21,310)
  Cash and cash equivalents of subsidiaries and branches acquired and sold, net            -                 (29,093)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                             (696,091)               (871,127)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           (297,430)               156,730
  Net change in time deposits                                                        233,133                  71,138
  Net change in other borrowings                                                     677,856                 707,776
  Pay down of other borrowings                                                             -                 (95,000)
  Issuance of subordinated debenture                                                       -                 147,855
  Proceeds from (payments on) derivative liability contracts                          27,305                  (8,145)
  Net change in derivative margin accounts                                            (9,412)               (152,617)
  Change in amount receivable (due) on unsettled security transactions                (5,094)                156,537
  Issuance of preferred, common and treasury stock, net                                5,702                   3,232
  Tax benefit on exercise of stock options                                             1,518                       -
  Repurchase of common stock                                                          (8,019)                 (2,439)
  Dividends paid                                                                     (16,718)                 (7,024)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            608,841                 978,043
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (55,789)                149,132
Cash and cash equivalents at beginning of period                                     699,322                 531,091
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    643,533            $    680,223
---------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $    224,281            $    134,720
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     61,868            $     54,334
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $      3,195            $      4,494
---------------------------------------------------------------------------------------------------------------------------

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

Newly Adopted and Pending Accounting Policies

BOK Financial adopted Statement of Financial Accounting Standards No. 123-R, "Share-Based Payments" ("FAS 123-R") as of January 1, 2006. FAS 123-R requires companies to recognize in income statements the grant-date fair value of stock options and other equity-based compensation issued to employees. Share-based payments that will settle in equity instruments are measured at grant-date fair value and not remeasured for subsequent changes in fair value. FAS 123-R also requires that share-based payments that meet specified criteria to be classified as liability awards and carried at current fair value. Fair value of liability awards are remeasured at each balance sheet date until the award is settled. BOK Financial had previously adopted the preferred income statement recognition methods of the original FAS 123 retroactively to its effective date of December 15, 1994. The adoption of FAS 123-R did not significantly affect the Company's financial statements.

Stock options outstanding at June 30, 2006 totaled 3,810,282, including 869,564 of vested options and 2,940,718 of unvested options. Management expects that approximately 2.9 million of the unvested options will vest according to their contractual terms. The weighted average exercise prices of vested and unvested options are $25.53 and $40.27, respectively.

The intrinsic value of options exercised during the second quarter and first half of 2006 was $1.5 million and $5.9 million, respectively. The intrinsic value of options exercised during the second quarter and first half of 2005 was $2.2 million and $4.5 million, respectively. The Company received cash proceeds from stock options exercised of $1.1 million and $5.7 million, respectively, in the second quarter and first half of 2006. The Company received cash proceeds from stock options exercised of $1.3 million and $3.2 million, respectively, in the second quarter and first half of 2005.

Stock options are generally awarded annually. The determination of the persons to whom stock options will be awarded and the number of options awarded will be made prior to, and the exercise price of the options will be set at the closing price on, the second business Friday in January.

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

See Note 3 - Mortgage Banking Activities for additional disclosures required by FAS 156.

The Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), in June 2006. FIN 48 requires that an uncertain tax position must be more likely than not of being upheld upon audit by the taxing authority for the benefit to be recognized. The benefit of uncertain tax positions that do not meet this criterion may not be recognized. In addition, FIN 48 requires that the amount of tax benefit that may be recognized for uncertain positions that meet the recognition criterion shall consider the amounts and probabilities of outcomes that could be realized upon settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is in the process of determining the effect, if any, the adoption of FIN 48 will have on the financial statements.

(2) Derivatives

The fair values of derivative contracts at June 30, 2006 are as follows (in thousands):
                                                 Assets       Liabilities
                                              ----------------------------
   Customer Risk Management Programs:
         Interest rate contracts                 $29,212         $30,700
         Energy contracts                        365,481         365,134
         Cattle contracts                          2,723           2,723
         Foreign exchange contracts               16,948          16,948
--------------------------------------------- ----------- --- ------------
   Total Customer Derivatives                    414,364         415,505

   Interest Rate Risk Management Programs:
         Interest rate contracts                       3          21,677
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts                 $414,367        $437,182
--------------------------------------------- ----------- --- ------------


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

At June 30, 2006, BOK Financial owned the rights to service 56,686 mortgage loans with outstanding principal balances of $5.0 billion, including $462 million serviced for affiliates. The weighted average interest rate and remaining term was 6.12% and 276 months, respectively.

On March 31, 2006, the Company paid approximately $6.8 million to acquire the rights to service approximately

$480 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

For the three and six months ended June 30, 2006, mortgage banking revenue includes servicing fee income of $4.2 million and $8.3 million, respectively. For the three and six months ended June 30, 2005, mortgage banking revenue includes servicing fee income of $4.1 million and $8.2 million, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 2006 is as follows (in thousands):

                                            Capitalized Mortgage Servicing Rights
                                         ---------------------------------------------
                                                                                        Valuation
                                            Purchased     Originated       Total        Allowance         Net
                                         ---------------- ------------ --------------- ------------- ---------------
Balance at
    December 31, 2005                    $  8,606       $  52,905     $  61,511     $  (7,414)       $   54,097
Adoption of FAS 156 effective
    January 1, 2006                          (117)         (6,747)       (6,864)        7,414               550
Additions, net                              6,773           6,168        12,941             -            12,941
Change in fair value due to loan runoff    (1,154)         (4,025)       (5,179)            -            (5,179)
Change in fair value due to market
   changes                                  1,813           8,881        10,694             -            10,694
---------------------------------------- -- ---------- --- ---------- -- ---------- -- ------------- --- -----------
Balance at  June 30, 2006 (1)            $  15,921     $   57,182     $  73,103     $       -        $   73,103
---------------------------------------- -- ---------- --- ---------- -- ---------- -- ------------- --- -----------
(1) Excludes approximately $913,000 of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                           June 30, 2006         December 31, 2005
                                                        -------------------    ---------------------

Discount rate - risk-free rate plus a market premium            10.03%                 10.85%
-------------

Prepayment rate - based upon loan interest rate,
---------------
  original term and loan type                                6.60% -18.80%          10.42% - 20.38%

Loan servicing costs - annually per loan based upon
--------------------
  loan type                                                    $43 - $58               $35 - $46

Escrow earnings rate - indexed to rates paid on deposit
--------------------
  accounts with comparable average life                           6.09%                   5.21%


Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at June 30, 2006 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    => 7.50%      Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                 $   17,806       $    37,143     $    14,083      $    4,071  $    73,103
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced(1) $1,098,200       $ 2,211,800     $   889,100      $  247,100  $ 4,446,200
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $462 million for loans serviced for affiliates and $58 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(4)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                                Six Months Ended June 30,
                                           ----------------------------------
                                               2006                2005
                                           --------------     ---------------
Proceeds                                $      142,073     $      969,184
Gross realized gains                               705              4,768
Gross realized losses                             (115)            (5,139)
Related federal and state income
   tax expense (benefit)                           214               (134)

(5) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. During the fourth quarter of 2005, the Company modified the Pension Plan to curtail benefit accruals effective April 1, 2006. During the first half of 2006 and 2005, net periodic pension cost was approximately $1.8 million and $3.2 million, respectively.

During the second quarter of 2006, the Company made Pension Plan contributions totaling $2.8 million, which funded the remaining maximum contribution for 2005 permitted under applicable regulations. The Company made no other Pension Plan contributions during the first half of 2006.

Management has been advised that no minimum contribution will be required for 2006. Due to the curtailment, the maximum allowable contribution for 2006 has not yet been determined.

(6) Shareholders' Equity

On July 25, 2006, the Board of Directors of BOK Financial Corporation approved a $0.15 per share quarterly common stock dividend. The quarterly dividend will be payable on or about August 31, 2006 to shareholders of record on August 14, 2006.

(7)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                             Three Months Ended          Six Months Ended
                                                          -----------------------------------------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                               2006         2005        2006          2005
                                                          -----------------------------------------------------
Numerator:
   Net income                                             $  54,984    $  50,465    $  109,732   $  102,520
   Preferred stock dividends                                      -            -            -          (375)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                          54,984       50,465       109,732      102,145
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      -            -             -          375
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion        $  54,984    $  50,465    $  109,732   $  102,520
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                       66,775,117   63,779,343   66,745,422   61,618,602
   Effect of dilutive securities:
     Employee stock compensation plans (1)                   542,564      621,341      543,913      607,313
     Convertible preferred stock                                   -    2,585,744            -    4,741,231
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                             542,564    3,207,085      543,913    5,348,544
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions        67,317,681   66,986,428   67,289,335   66,967,146
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.82      $  0.79      $  1.64      $  1.66
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.82      $  0.75      $  1.63      $  1.53
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.             136,813      897,170      867,761      877,184

(8) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2006 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income       Assets
                                              --------------------------------------------- -- ----------- -- --------------
Total reportable segments                     $  244,623      $  183,291      $  226,344       $     118,804  $  16,988,161
Unallocated items:
   Tax-equivalent adjustment                       3,162               -               -               3,162              -
   Funds management and other                     (9,353)          1,311          13,162             (12,234)      (549,984)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
BOK Financial consolidated                    $  238,432      $  184,602      $  239,506       $     109,732  $  16,438,177
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2005 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                     $  210,207      $  177,153      $  219,958       $  101,325  $  15,027,425
Unallocated items:
   Tax-equivalent adjustment                       2,501               -               -            2,501              -
   Funds management and other                      7,419          (4,502)          8,211           (1,306)       (44,748)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
BOK Financial consolidated                    $  220,127      $  172,651      $  228,169       $  102,520  $  14,982,677
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

As of June 30, 2006, outstanding commitments and letters of credit were as follows (in thousands):

                                               June 30,
                                                2006
                                            --------------
Commitments to extend credit                $  4,851,643
Standby letters of credit                        481,284
Commercial letters of credit                      12,318
Commitments to purchase securities                44,289

-------------------------------------------------------------------------------------------------------------------------------
Six Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                             Six Months Ended
                                          -------------------------------------------------------------------------------------
                                                         June 30, 2006                              June 30, 2005
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $ 4,822,591     $ 111,678      4.68 %       $ 4,730,054     $ 100,631       4.32%
  Tax-exempt securities (3)                   267,746         6,950      5.35             216,460         5,653       5.27
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                    5,090,337       118,628      4.71           4,946,514       106,284       4.36
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                           20,216           496      4.95              14,407           356       4.98
  Funds sold and resell agreements             26,645           646      4.89              25,562           320       2.52
  Loans (2)                                 9,319,358       347,417      7.52           8,153,378       252,179       6.24
     Less reserve for loan losses             105,756             -         -             111,300             -          -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                     9,213,602       347,417      7.60           8,042,078       252,179       6.32
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)               14,350,800       467,187      6.57          13,028,561       359,139       5.57
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                     2,087,377                                  1,954,116
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $16,438,177                                $14,982,677
-------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $ 5,340,281       66,004       2.49%        $4,123,291        29,678        1.45%
  Savings deposits                            154,370          683       0.89            162,871           534        0.66
  Time deposits                             4,191,737       86,193       4.15          3,697,867        61,235        3.34
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits       9,686,388      152,880       3.18          7,984,029        91,447        2.31
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                               1,926,164       44,179       4.63          1,933,438        25,954        2.71
  Other borrowings                            783,106       18,689       4.81            943,135        13,903        2.97
  Subordinated debentures                     294,124        9,845       6.75            175,531         5,207        5.98
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities    12,689,782      225,593       3.58         11,036,133       136,511        2.49
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                           1,480,087                                 1,740,263
  Other liabilities                           708,299                                   780,363
  Shareholders' equity                      1,560,009                                 1,425,918
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity$16,438,177                               $14,982,677
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                  241,594       2.99%                         222,628        3.08%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                               3.40                                         3.45
     Less tax-equivalent adjustment (1)                      3,162                                      2,501
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                       238,432                                    220,127
Provision for credit losses                                  7,195                                      4,015
Other operating revenue                                    180,317                                    172,747
Other operating expense                                    239,506                                    228,169
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                        172,048                                    160,690
Federal and state income tax                                62,316                                     58,170
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                               $ 109,732                                  $ 102,520
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                $    1.64                                  $    1.66
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                              $    1.63                                  $    1.53
-------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2006                               March 31, 2006
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,783,280   $    56,632       4.75%    $   4,862,313   $    55,046       4.60%
  Tax-exempt securities (3)                     273,305         3,485       5.12           262,124         3,465       5.36
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,056,585        60,117       4.77         5,124,437        58,511       4.64
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             23,672           287       4.86            16,722           209       5.07
  Funds sold and resell agreements               32,048           407       5.09            21,181           239       4.58
  Loans (2)                                   9,472,309       181,269       7.68         9,164,706       166,148       7.35
    Less reserve for loan losses                106,048             -         -            105,135             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       9,366,261       181,269       7.76         9,059,571       166,148       7.44
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 14,478,566       242,080       6.71        14,221,911       225,107       6.42
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,085,724                                  2,048,328
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  16,564,290                              $  16,270,239
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   5,353,413   $    34,875       2.61%    $   5,327,004   $    31,129       2.37%
  Savings deposits                              153,200           353       0.92           155,554           330       0.86
  Time deposits                               4,220,204        44,798       4.26         4,162,952        41,395       4.03
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          9,726,817        80,026       3.30         9,645,510        72,854       3.06
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,118,211        25,696       4.87         1,731,983        18,483       4.33
  Other borrowings                              684,431         8,682       5.09           882,878        10,007       4.60
  Subordinated debentures                       292,474         4,930       6.76           295,792         4,915       6.74
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      12,821,933       119,334       3.73        12,556,163       106,259       3.43
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,474,835                                  1,485,398
  Other liabilities                             695,418                                    680,897
  Shareholders' equity                        1,572,104                                  1,547,781
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity$  16,564,290                              $  16,270,239
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    122,746       2.98%                    $   118,848       2.99%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.40                                       3.39
   Less tax-equivalent adjustment (1)                           1,640                                      1,522
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          121,106                                    117,326
Provision for credit losses                                     3,795                                      3,400
Other operating revenue                                        90,880                                     89,437
Other operating expense                                       122,127                                    117,379
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            86,064                                     85,984
Federal and state income tax                                   31,080                                     31,236
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    54,984                                $    54,748
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.82                                $      0.82
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.82                                $      0.81
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2005                      September 30, 2005                        June 30, 2005
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,816,263  $    53,375       4.44%  $   4,800,698   $    51,946       4.28% $   4,831,186  $    51,275       4.32%
        243,521        3,046       5.05         231,097         2,888       4.96        215,360        2,810       5.23
-------------------------------------------------------------------------------------------------------------------------
      5,059,784       56,421       4.47       5,031,795        54,834       4.31      5,046,546       54,085       4.36
-------------------------------------------------------------------------------------------------------------------------
         20,595          243       4.68          14,560           171       4.66         11,639          165       5.69
         57,656          581       4.00          44,882           386       3.41         21,170          156       2.96
      9,005,546      158,387       6.98       8,635,732       144,954       6.66      8,341,490      133,173       6.40
        108,998            -         -          109,840             -         -         111,056            -         -
-------------------------------------------------------------------------------------------------------------------------
      8,896,548      158,387       7.06       8,525,892       144,954       6.75      8,230,434      133,173       6.49
-------------------------------------------------------------------------------------------------------------------------
     14,034,583      215,632       6.12      13,617,129       200,345       5.83     13,309,789      187,579       5.68
-------------------------------------------------------------------------------------------------------------------------
      2,168,128                               1,970,746                               1,750,686
-------------------------------------------------------------------------------------------------------------------------
  $  16,202,711                           $  15,587,875                           $  15,060,475
-------------------------------------------------------------------------------------------------------------------------


  $   4,821,627  $    24,075       1.98%  $   4,533,912   $    18,968       1.66% $   4,323,513  $    16,049       1.49%
        154,316          292       0.75         157,772           280       0.70        166,426          285       0.69
      4,216,625       40,083       3.77       3,958,948        35,255       3.53      3,710,338       31,499       3.41
-------------------------------------------------------------------------------------------------------------------------
      9,192,568       64,450       2.78       8,650,632        54,503       2.50      8,200,277       47,833       2.34
-------------------------------------------------------------------------------------------------------------------------

      1,812,752       17,914       3.92       2,067,432        17,738       3.40      2,160,031       15,764       2.93
      1,049,635       10,807       4.08       1,047,423         9,510       3.60        914,968        7,224       3.17
        296,021        4,683       6.28         297,284         4,477       5.97        200,038        2,980       5.98
-------------------------------------------------------------------------------------------------------------------------
     12,350,976       97,854       3.14      12,062,771        86,228       2.84     11,475,314       73,801       2.58
-------------------------------------------------------------------------------------------------------------------------
      1,530,504                               1,424,102                               1,586,248
        814,192                                 613,667                                 558,655
      1,507,039                               1,487,335                               1,440,258
-------------------------------------------------------------------------------------------------------------------------
  $  16,202,711                           $  15,587,875                           $  15,060,475
-------------------------------------------------------------------------------------------------------------------------
                 $    117,778      2.98%                  $    114,117      2.99%                $    113,778      3.10%
                                                                                      3.05

                                   3.34                                     3.32                                   3.45
                       1,392                                    1,289                                  1,245
-------------------------------------------------------------------------------------------------------------------------
                     116,386                                  112,828                                112,533
                       4,450                                    3,976                                  2,015
                      87,344                                   86,855                                 94,591
                     123,903                                  117,034                                126,010
-------------------------------------------------------------------------------------------------------------------------
                      75,377                                   78,673                                 79,099
                      27,219                                   27,846                                 28,634
-------------------------------------------------------------------------------------------------------------------------
                 $    48,158                              $    50,827                            $    50,465
-------------------------------------------------------------------------------------------------------------------------


                 $      0.72                              $      0.77                            $      0.79
-------------------------------------------------------------------------------------------------------------------------
                 $      0.72                              $      0.76                            $      0.75
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2006.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
        Period            Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
April 1, 2006 to                8,895           $48.46                   6,604                            1,901,988
April 30, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
May 1, 2006 to                 61,686           $48.95                  58,191                            1,843,797
May 31, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
June 1, 2006 to                50,090           $48.07                  43,527                            1,800,270
June 30, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
Total                         120,671                                   108,322
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of June 30, 2006, the Company had repurchased 199,730 shares under the new plan.

(2)  The Company routinely repurchases mature shares from employees to cover the
     exercise  price  and  taxes  in  connection   with  employee  stock  option
     exercises.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 25, 2006 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on two matters: (i) to fix the number of directors to be elected at nineteen (18) and to elect eighteen
(18) persons as directors for a term of one year or until their successors have been elected and qualified, and (ii) to amend the BOKF 2003 Stock Option Plan. The shareholders approved these matters by the following votes, respectively:

(i) Election of eighteen (18) directors for a term of one year:

                                                        Votes
                                                      Withheld/
                                    Votes For          Against
                                 ----------------- -----------------


Gregory S. Allen                    64,199,569          102,587
C. Fred Ball, Jr.                   61,078,269        3,223,887
Sharon J. Bell                      63,888,560          413,596
Peter C. Boylan III                 64,188,718          113,438
Chester Cadieux III                 60,263,729        4,038,427
Paula Marshall-Chapman              59,540,599        4,761,557
William E. Durrett                  63,907,437          394,719
Robert G. Greer                     61,079,534        3,222,622
David F. Griffin                    64,199,969          102,187
V. Burns Hargis                     61,080,025        3,222,131
E. Carey Joullian IV                60,096,178        4,205,978
George B. Kaiser                    61,528,070        2,774,086
Judith Z. Kishner                   64,193,314          108,842
Thomas L. Kivisto                   64,199,769          102,387
David L. Kyle                       63,742,235          559,921
Robert J. LaFortune                 63,907,325          394,831
Stanley A. Lybarger                 61,080,035        3,222,121
Steven J. Malcolm                   63,800,107          502,049

                                                                            Votes
                                                                          Withheld/        Exceptions /
                                                        Votes For          Against           Abstain
                                                     ----------------- ----------------- -----------------

(ii) Amendment of the BOKF 2003 Stock Option Plan      56,641,364        1,004,674            873,268

Item 6. Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Items 1, 3 and 5 are not applicable and have been omitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BOK FINANCIAL CORPORATION
                                         (Registrant)

Date:         August 9, 2006             /s/ Steven E. Nell
        ------------------------         ----------------------------------
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

<