Form 10-Q
period 2006-09-30
BOK FINANCIAL CORP ET AL
filed 2006-11-13
CIK 875357

As filed with the Securities and Exchange Commission on November 9, 2006
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,877,555 shares of common stock ($.00006 par value) as of October 31, 2006.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2006

                                      Index

Part I.  Financial Information

Management's Discussion and Analysis (Item 2)                              2
Market Risk (Item 3)                                                      27
Controls and Procedures (Item 4)                                          29
Consolidated Financial Statements - Unaudited (Item 1)                    30
Nine Month Financial Summary - Unaudited (Item 2)                         41
Quarterly Financial Summary - Unaudited (Item 2)                          42

Part II.  Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       44
Item 6. Exhibits                                                          44

Signatures                                                                45


Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("BOK Financial" or the "Company") reported net income of $52.7 million, or $0.78 per diluted share for the third quarter of 2006, compared with $50.8 million, or $0.76 per diluted share for the third quarter of 2005. The annualized returns on average assets and shareholders' equity were 1.24% and 12.90%, respectively for 2006, compared with returns of 1.29% and 13.56%, respectively for 2005.

Highlights of the quarter included:

o Average outstanding loans and average deposits increased 14% and 13%, respectively over the third quarter of 2005.

o Net interest revenue grew $11.2 million or 10% over last year's third quarter, 9% annualized over the second quarter of 2006.

o Net interest margin was 3.38%, up from 3.32% in the third quarter of last year and stable throughout 2006.

o    Fee income increased $2.7 million or 3% over the third quarter of 2005.

o Fair value of mortgage servicing rights declined $4.2 million, net of hedging gains during the third quarter.

o Other operating expenses increased $9.2 million or 8%, including a $1.8 million non-cash charge related to taxes on a $202 million investment in bank-owned life insurance; personnel costs were up $8.1 million.

o Income tax expense was reduced $2.2 million for the favorable resolution of certain tax issues.

o Non-performing loans, annualized net charge-offs continued to be near historic lows.

Net interest revenue grew $11.2 million or 10% over 2005. Average outstanding loan balances increased $1.2 billion or 14% and average deposits increased $1.3 billion or 13%. Fees and commission revenue increased $2.7 million or 3% over the third quarter of 2005. Total fee revenue, which recently had been growing at a low double digit rate, slowed in most major categories of fees and commissions. Mortgage banking revenue decreased $2.6 million or 27% due largely to lower production volumes.

Operating expenses increased $9.2 million or 8% over the third quarter of 2005, excluding changes in the value of mortgage servicing. Personnel costs increased $8.1 million due largely to a $5.0 million increase in salaries and wages and a $2.8 million increase in incentive compensation.

The fair value of mortgage servicing rights decreased $7.9 million during the third quarter of 2006 due to falling interest rates and increasing prepayment speeds. At the same time, falling interest rates increased the value of securities held as an economic hedge of mortgage servicing rights $3.7 million for a net pre-tax loss of $4.2 million.

Non-accruing loans totaled $30 million or 0.31% of outstanding loans at September 30, 2006 compared with $37 million or 0.42 % of outstanding loans at September 30, 2005. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $127 million or 1.28% of outstanding loans at September 30, 2006 and $127 million or 1.44% of outstanding loans at September 30, 2005. The provision for credit losses was $5.3 million for the third quarter of 2006 and $4.0 million for the same period last year.

Net income for the first nine months of 2006 totaled $162.4 million, up $9.0 million or 6% over 2005. Net interest revenue grew $29.5 million or 9% due primarily to a $1.2 billion increase in average loans. Loan growth was funded by a $1.4 billion increase in average deposits. Net interest margin for the first nine months of 2006 and 2005 was 3.39% and 3.41%, respectively. Fee income increased $20.8 million or 8%. All categories of fee income increased over 2005 except mortgage banking revenue which decreased $2.7 million or 12%. Transaction card revenue increased $5.4 million or 10% due to volume growth while trust fees rose $4.1 million or 9%. Mortgage banking revenue decreased due largely to a reduction in loan production volume which resulted from rising mortgage interest rates over the last nine months. Other revenue grew $9.2 million or 38% due primarily to a $4.0 million increase in fees on margin assets. The fair value of mortgage servicing rights, net of losses on securities held as an economics hedge, increased $2.1 million for the first nine months of 2006. Operating expenses increased $33.1 million or 10% due to a $27.9 million increase in personnel costs.

The Company is establishing a new regional bank in Kansas City. Initial operations are expected to begin in the fourth quarter of 2006.

Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue increased to $125.8 million for the third quarter of 2006 from $114.1 million for 2005, due primarily to a $1.2 billion or 14% increase in average outstanding loan principal. Average loan growth was funded by a $1.3 billion or 13% increase in average deposits. The excess of average deposits over growth in average loans was used to reduce other borrowings, generally a higher-costing source of funds. Table 1 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets was 3.38% for the third quarter of 2006, compared with 3.32% for the third quarter of 2005 and 3.40% for the second quarter of 2006. Yields on average earning assets continued to trend upwards due to rising market interest rates. The yield on average earning assets was 6.91%, up 108 basis points compared with the third quarter of 2005 and 20 basis points over the preceding quarter. The yield on average outstanding loans was 7.99%, up 133 basis points over the third quarter of 2005 and 31 basis points over the second quarter of 2006. The tax-equivalent yield on securities was 4.68% for the third quarter of 2006, compared with 4.31% for the third quarter of 2005 and 4.77% for the second quarter of 2006.

Rates paid on average interest-bearing liabilities during the third quarter of 2006 increased 114 basis points over the third quarter of 2005 and 25 basis points over the preceding quarter. Rates paid on interest-bearing deposit accounts increased 104 basis points over 2005. The cost of other interest-bearing funds increased 172 basis points compared with the same period last year and 27 basis points from the preceding quarter. Capital, non-interest bearing funds and changes in the mix of funding sources added 45 basis points to the net interest margin in third quarter of 2006 compared with 33 basis points for 2005 and 42 basis points for the second quarter of 2006.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rate. Approximately 78% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies that we use to achieve a rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The expected duration of these securities is approximately 2.9 years based on a range of interest rate and prepayment assumptions. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. We have interest rate swaps with a combined notional amount of $797 million that convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which generally have been designated as fair value hedges, is to position our balance sheet to be neutral to changes in interest rates. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to position our balance sheet to be neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in Market Risk section of this report.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended                   Nine Months Ended
                                               September 30, 2006 / 2005            September 30, 2006 / 2005
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $   3,942  $ (549)     $   4,491      $   16,286  $   3,225   $    13,061
  Trading securities                              55      79            (24)            195        221           (26)
  Loans                                       52,711  21,748         30,963         147,949     61,552        86,397
  Funds sold and resell agreements               263      70            193             589         87           502
---------------------------------------------------------------------------------------------------------------------
Total                                         56,971  21,348         35,623         165,019     65,085        99,934
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        20,603   5,284         15,319          56,929     17,356        39,573
  Savings deposits                                80     (24)           104             229        (57)          286
  Time deposits                               13,285   3,585          9,700          38,243     12,819        25,424
  Federal funds purchased and
   repurchase agreements                       9,830     766          9,064          28,055        557        27,498
  Other borrowings                               743  (3,380)         4,123           5,529     (6,334)       11,863
  Subordinated debentures                        733     (68)           801           5,371      3,706         1,665
---------------------------------------------------------------------------------------------------------------------
Total                                         45,274   6,163         39,111         134,356     28,047       106,309
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue         11,697  15,185         (3,488)         30,663     37,038        (6,375)
Change in tax-equivalent adjustment             (547)                                (1,208)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                      $   11,150                              $  29,455
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue increased $10.7 million compared with the third quarter of last year. Fees and commission revenue increased $2.7 million or 3%. In addition, $3.7 million of securities gains were recognized in the third quarter of 2006 compared with securities losses of $4.7 million in the third quarter of 2005. Securities gains and losses related primarily to economic hedges of our mortgage servicing rights.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 43% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the third quarter of 2006. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into new markets. However, increased competition and saturation in our existing markets could affect the rate of future increases.

Fees and commissions revenue

Transaction card revenue increased $1.4 million or 8%. Check card revenue increased $775 thousand or 19% while ATM network revenue increased $784 thousand or 10% over the third quarter of 2005. During the third quarter of 2006, the Company signed agreements to place ATMs in 140 convenience stores in Oklahoma, Texas, Missouri and Kansas. Growth in check card revenue was distributed among all markets. Merchant discount fees decreased $146 thousand or 2% compared with the third quarter of 2005.

Trust fees and commissions increased $725 thousand or 4% for the third quarter of 2006. The fair value of all trust assets, which is the basis for a significant portion of trust fees increased to $29.7 billion at September 30, 2006 compared with $27.6 billion at September 30, 2005. Personal trust management fees, which provide 30% of total trust fees and commissions increased $288 thousand or 6%. Employee benefit plan management fees, which provide 20% of total trust fees, were unchanged from 2005. Net fees from mutual fund advisory and administrative services, which provide 20% of total trust fees, were down $97 thousand or 3%. In addition, revenue from the management of oil and gas properties and other real estate increased $319 thousand or 28%.

Trust activities in the Oklahoma and Colorado markets provided $12.6 million and $2.1 million, respectively, of total trust fees and commissions during the third quarter of 2006. Trust revenue grew $218 thousand or 2% in the Oklahoma market and $233 thousand or 13% in the Colorado market.

Brokerage and trading revenue decreased $408 thousand or 4%. Much of the decrease in trading revenue is attributed to increased competition in the market and lower demand caused by the flattening yield curve. Customer hedging revenue increased $513 thousand or 21% to $3.0 million. Volatility in the energy markets prompted our energy customers to more actively hedge their gas and oil production. Revenue from securities trading activities decreased $1.3 million or 20%. Revenue from retail brokerage activities increased $340 thousand or 12% over the same period of 2005.

Service charges on deposit accounts increased $703 thousand or 3% over the third quarter of 2005. Overdraft fees grew $915 thousand or 5% due to increased volume. Account service charge revenue decreased $206 thousand or 12%. This decrease reflected the change in earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, increases when interest rates rise.

Mortgage banking revenue,  which is discussed more fully in the Line of Business
- Mortgage Banking section of this report decreased $2.6 million or 27% compared with 2005. Net gains on mortgage loans sold totaled $2.9 million, down $2.6 million from the third quarter of 2005. Servicing revenue totaled $4.0 million for the third quarter of 2006, unchanged from the same period last year.

Other operating revenue included $2.9 million of fees earned on margin assets in the third quarter of 2006 and $2.4 million in the third quarter of 2005. Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $265 million for the third quarter of 2006, compared with $296 million for the third quarter of 2005. Fees earned on average margin assets increased to 4.33% in the third quarter of 2006 from 3.27% in the third quarter of 2005. Fee rates earned on margin assets are generally consistent with short-term interest rates.

Other operating revenue also included investment banking revenue of $2.1 million and $812 thousand in the third quarters of 2006 and 2005, respectively. A recently created tax exempt leasing unit provided $716 thousand of investment banking revenue in the third quarter of 2006.

Securities and derivatives

BOK Financial recognized net gains of $3.7 million on securities for the third quarter of 2006, including net gains of $3.8 million on securities held as an economic hedge of mortgage servicing rights. Securities held as an economic hedge of the mortgage servicing rights are separately identified on the balance sheet as "mortgage trading securities". Mortgage trading securities are carried at fair value; changes in fair value are recognized in earnings as they occur. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. During the third quarter of 2005, BOK Financial recognized net losses of $4.7 million, substantially all due to securities held as an economic hedge of mortgage servicing rights. Excluding securities held as an economic hedge of mortgage servicing rights, the Company recognized losses on securities of $39 thousand in the third quarter of 2006 and $58 thousand in the third quarter of 2005.

Net gains on derivatives totaled $379 thousand for the third quarter of 2006, compared with net gains of $606 thousand in 2005. Net gains or losses on derivatives consist of fair value adjustments of derivatives used to manage interest rate risk and the related hedged liabilities.

Year-to-date fees and commissions revenue

Fees and commissions revenue for the first nine months of 2006 totaled $276.8 million, a $20.8 million or 8% increase over 2005. Transaction card revenue increased $5.4 million or 10% due to volume increases in merchant discounts and debit card transactions. Trust fees and commissions increased $4.1 million or 9% due to increase in asset values and business growth. Other revenue increased $9.2 million or 38%, including $4.0 million from margin account fees.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               Sept. 30,     June 30,         March 31,       Dec.31,          Sept. 30,
                                                 2006         2006             2006            2005              2005
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   10,958     $   11,427       $   12,010      $   11,116       $   11,366
Transaction card revenue                        19,939         19,951           18,508          18,988           18,526
Trust fees and commissions                      17,101         17,751           17,945          16,536           16,376
Deposit service charges and fees                26,322         26,341           23,986          25,222           25,619
Mortgage banking revenue                         6,935          7,195            6,789           7,018            9,535
Other revenue                                   11,756         11,239           10,688           9,924            8,896
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    93,011         93,904           89,926          88,804           90,318
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                     475           (269)           1,041             214              675
Gain (loss) on securities, net                   3,718         (2,583)          (1,221)         (1,780)          (4,744)
Gain (loss) on derivatives, net                    379           (172)            (309)            106              606
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   97,583     $   90,880       $   89,437      $   87,344       $   86,855
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the third quarter of 2006 totaled $138.8 million, a $21.8 million increase from 2005. The increase in other operating expenses resulted largely from changes in the value of mortgage servicing rights. Depreciation of the fair value of mortgage servicing rights during the third quarter of 2006 increased operating expenses $7.9 million. Appreciation in the value of mortgage servicing rights decreased operating expense by $4.7 million in the third quarter of 2005. Operating expenses increased $9.2 million or 8% over the third quarter or 2005, excluding changes in the value of mortgage servicing due to higher personnel expense.

Personnel expense

Personnel expense totaled $74.6 million for the third quarter of 2006 compared with $66.5 million for the third quarter of 2005.

Regular compensation expense which consists primarily of salaries and wages totaled $45.9 million for the third quarter of 2006, up $5.0 million or 12% increase over 2005. The increase in regular compensation expense was due to a 8% increase in average regular compensation per full-time equivalent employee and a 4% increase in average staffing. Growth in average compensation per full-time equivalent employee reflects the cost of hiring top talent to support expansion in the regional markets, product development, and technology support.

Incentive compensation expense includes the recognized costs of cash-based commissions, bonus and incentive programs, stock-based compensation plans and deferred compensation plans. Stock-based compensation plans include both equity and liability awards.

Incentive compensation expense totaled $16.5 million for the third quarter of 2006, an increase of $2.8 million or 20% over 2005. Third quarter 2006 expense for the Company's various cash-based incentive programs totaled $13.2 million, up $1.9 million over last year. These programs consist primarily of formula-based plans that determine incentive amounts based on pre-established growth criteria. Compensation expense for stock-based compensation plans totaled $2.8 million for both the third quarters of 2006 and 2005. Compensation expense for stock-based compensation plans accounted for as equity awards totaled $1.6 million in the third quarter of 2006, compared with $1.5 million in the third quarter of 2005. Expense for these awards is determined by award's grant-date fair value and is not affected by subsequent changes in the market value of BOK Financial common stock. Compensation expense for stock-based compensation plans accounted for as liability awards totaled $1.2 million in the third quarter of 2006, compared with $965 thousand in 2005. Expense for these liability awards is based on current fair value, including current period changes due to the market value of BOK Financial common stock.

Employee benefit expenses totaled $11.0 million for the third quarter of 2006 and $10.4 million for the third quarter of 2005. Pension expense decreased $1.8 million due to the curtailment of pension plan benefits as of April 1, 2006. The reduction in pension expense was largely offset by a $1.2 million increase in the cost of enhanced employee thrift plan benefits and a $698 thousand increase in employee insurance costs.

Data processing and communications expense

Data processing and communication expenses decreased $561 thousand, or 3% compared to 2005. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs decreased $465 thousand, or 4% compared with the third quarter of 2005. The Company negotiated cost reductions on its primary data processing contract during the quarter in exchange for a three-year contract extension. The benefit of these cost reductions will be recognized over the remaining contract term. Transaction card processing costs decreased $97 thousand or 1%.

Other operating expenses

Other expenses increased $1.5 million or 21% compared with the third quarter of 2005 due to a $1.8 million non-cash charge related to taxes on a $202 million investment in bank-owned life insurance. These taxes, which totaled $8.2 million, will be credited to the Company over the next ten years. The third quarter charge reduced the tax asset to its present value of $6.4 million.

Year to date operating expenses totaled $378.3 million, up 10% over 2005. Personnel costs were up $27.9 million or 15%. Salaries and wages increased $14.8 million or 12% due to a 7% increase in average salaries per employee and a 4% increase in the average number of employees. Incentive compensation expense was up $11.3 million. Cash-based incentive programs increased $6.9 million. Stock-based incentive compensation increased $4.4 million.

---------------------------------------------------------------------------------------------------------------------
Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,        June 30,        March 31,        Dec. 31,         Sept. 30,
                                        2006            2006             2006            2005              2005
                                   ----------------------------------------------------------------------------------
Personnel                          $    74,605     $    72,369     $    71,232      $    68,666      $    66,533
Business promotion                       4,401           4,802           4,803            5,170            4,494
Professional fees and services           4,734           4,362           3,914            4,534            3,951
Net occupancy and equipment             13,222          13,199          13,026           12,864           12,587
Data processing & communications        16,931          16,157          16,995           18,054           17,492
Printing, postage and supplies           4,182           4,001           3,905            3,976            3,846
Net (gains) losses and operating
   expenses of repossessed assets           34              54             219              335             (387)
Amortization of intangible assets        1,299           1,359           1,370            1,797            1,801
Mortgage banking costs                   2,869           2,839           3,087            3,294            4,268
Change in fair value of mortgage
  servicing rights                       7,921          (3,613)         (7,081)               -                -
Recovery for impairment of
  mortgage servicing rights                  -               -               -             (708)          (4,671)
Other expense                            8,612           6,598           5,909            5,921            7,120
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   138,810     $   122,127     $   117,379      $   123,903      $   117,034
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense was $24.8 million or 32% of book taxable income, compared with $27.8 million or 35% of book taxable income for the third quarter of 2005. The statute of limitations expired on an uncertain tax position during the third quarter of 2006. Income tax expense was reduced by $2.2 million from the reversal of reserves previously established for this uncertainty. In addition, income tax expense in the third quarter of 2006 was reduced by $800 thousand to adjust 2006 estimated year-to-date tax expense.

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

----------------------------------------------------------------------------------------------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                                          Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                             2006             2005            2006             2005
                                                       ---------------------------------------------------------------
Regional banking                                         $ 22,175         $ 18,496        $ 67,679         $ 55,693
Oklahoma corporate banking                                 20,624           17,142          59,048           56,137
Mortgage banking                                           (1,998)             252           2,487            2,009
Oklahoma consumer banking                                   9,470            6,481          26,483           17,388
Wealth management                                           6,146            5,869          19,524           16,849
Funds management and other                                 (3,757)           2,587         (12,829)           5,271
----------------------------------------------------------------------------------------------------------------------
     Total                                               $ 52,660         $ 50,827        $162,392         $153,347
----------------------------------------------------------------------------------------------------------------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes TransFund, our electronic funds transfer network. The Oklahoma Corporate Banking Division contributed $20.6 million or 39% to consolidated net income for the third quarter of 2006. This compares to $17.1 million or 34% of consolidated net income for 2005. Growth in net income provided by this division came primarily from loan and deposit growth. Average loans attributed to the Oklahoma Corporate Banking Division were $4.3 billion for the third quarter of 2006, compared with $4.1 billion for the third quarter of 2005. Deposits attributed to Oklahoma Corporate Banking averaged $1.8 billion for the third quarter of 2006, up $123 million or 7% over last year. Increased average loans and deposits combined to increase net interest revenue $2.2 million or 6%. In addition, other operating revenue increased $730 thousand or 3% due to growth in ATM processing fees. Operating expenses decreased $770 thousand or 3%. Personnel expense increased $1.3 million or 15% due to growth in both regular salaries and incentive compensation. Allocations for shared services decreased $2.7 million.

Table 5 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- ------------- -- -------------- -- -------------
NIR (expense) from external sources               $     64,390         $  54,647        $  187,899        $  149,934
NIR (expense) from internal sources                    (26,322)          (18,828)         (74,911)           (46,665)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                    38,068            35,819          112,988            103,269

Other operating revenue                                 23,261            22,531           68,535             65,747
Gain on sale of assets                                       -                 -                -              4,708
Operating expense                                       29,055            29,825           85,388             80,883
Net loans charged off / (recovered)                     (1,481)              408             (394)               891
Net income                                              20,624            17,142           59,048             56,137

Average assets                                    $  5,318,420      $  4,808,422     $  5,220,490       $  4,630,076
Average economic capital                               396,210           348,940          379,500            333,940

Return on assets                                         1.54%              1.41%            1.51%             1.62%
Return on economic capital                              20.65%             19.49%           20.80%            22.48%
Economic capital ratio                                   7.45%              7.26%            7.27%             7.21%
Efficiency ratio                                        47.38%             51.11%           47.04%            46.56%

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and for the retail brokerage division of BOSC, Inc., a registered broker / dealer. Consumer banking activities outside of Oklahoma are included in the Regional Banking division. The Oklahoma Consumer Banking Division contributed $9.5 million or 18% to consolidated net income for the third quarter of 2006. This compares to $6.5 million or 13% of consolidated net income for 2005. Net interest revenue, which consisted primarily of credits for funds provided to the funds management unit increased $3.4 million or 24%. Average deposits attributed to this Division increased $174 million, or 7% compared with last year. The value to the Company of these lower-costing retail deposits continues to increase as short-term interest rates rise. Operating revenue increased $1.1 million or 6% over last year. Check card fees increased $600 thousand or 21% and overdraft charges increased $333 thousand or 3%. Operating expenses decreased $259 thousand or 1%. Personnel expense grew $72 thousand or 1% while allocations for shared services decreased $371 thousand.

Table 6 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $     (16,559)       $  (11,354)      $  (44,849)       $  (30,548)
NIR (expense) from internal sources                      34,154            25,553           95,591            70,003
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     17,595            14,199           50,742            39,455

Other operating revenue                                  18,579            17,499           53,973            48,949
Operating expense                                        19,883            20,142           59,727            57,709
Net loans charged off                                       816               960            1,723             2,114
Net income                                                9,470             6,481           26,483            17,388

Average assets                                    $   2,843,512      $  2,669,817     $  2,810,437      $  2,622,826
Average economic capital                                 66,420            56,500           62,470            54,780

Return on assets                                           1.32%             0.96%            1.26%             0.89%
Return on economic capital                                56.57%            45.51%           56.68%            42.44%
Economic capital ratio                                     2.34%             2.12%            2.22%             2.09%
Efficiency ratio                                          54.96%            63.54%           57.04%            65.28%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities lost $2.0 million in the third quarter of 2006, compared with a net profit of $252 thousand in 2005.

Mortgage banking activities consisted of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. The general trend toward higher mortgage loan commitment rates in the first half of 2006 shifted to a decrease during the third quarter.

Loan Production Sector

Loan production revenue totaled $3.4 million for the third quarter of 2006, including $3.1 million of capitalized mortgage servicing rights and a $730 thousand net loss on loans sold. Loan production revenue totaled $5.8 million for the third quarter of 2005 due to $5.8 million of capitalized mortgage servicing rights. Mortgage loans funded in the third quarter of 2006 totaled $230 million, including $199 million of loans funded for resale and $30 million of loans funded for retention by affiliates. Mortgage loans funded in the same period of 2005 totaled $247 million. Approximately 67% of the loans funded during the third quarter of 2006 was to borrowers in Oklahoma. Loan production activities resulted in net pre-tax income of $249 thousand for the third quarter of 2006 and net pre-tax income of $2.1 million for the third quarter of 2005. The pipeline of mortgage loan applications totaled $240 million at September 30, 2006, compared with $276 million at June 30, 2006 and $290 million at September 30, 2005.

Loan Servicing Sector

The loan servicing sector had a net pre-tax loss of $3.8 million for the third quarter of 2006 compared to a net pre-tax loss of $1.7 million for the same period of 2005. The fair value of mortgage servicing rights decreased in 2006 due to a decrease in mortgage commitment rates and related factors. The fair value of mortgage servicing rights increased during the third quarter of 2005 due to rising mortgage commitment rates.

Average mortgage commitment rates decreased 52 basis points since June 30, 2006. This decrease in commitment rates combined with increased discount rates and anticipated prepayment speeds to reduce the fair value of mortgage servicing rights by $7.9 million. At the same time, gains of $3.8 million were recognized from increases in the fair value of financial instruments held as an economic hedge of the value of the servicing rights.

During the third quarter of 2005, a $4.7 million reversal of the allowance for impairment of mortgage loan servicing rights was recognized. A 50 basis point increase in mortgage interest rates during this period increased the fair value of the servicing rights. The impairment provision reversal was offset by net losses of $5.0 million on financial instruments designated as economic hedges.

Servicing revenue, which is included in mortgage banking revenue on the Consolidated Statements of Earnings, totaled $4.0 million in both the third quarters of 2006 and 2005. The average outstanding balance of loans serviced for others was $4.5 billion during 2006 compared to $3.9 billion during 2005. Annualized servicing revenue per outstanding loan principal decreased to 36 basis points for the third quarter of 2006, compared with 42 basis points last year.

In addition to changes in the fair value of mortgage servicing rights due to anticipated prepayments and other factors, the fair value of mortgage servicing rights decreased $2.5 million during the third quarter of 2006 due to actual runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statements of Earnings. Prior to adoption of FAS 156 in the first quarter of 2006, mortgage servicing rights were amortized in proportion to projected cash flows over the estimated life of the loans serviced. Projected cash flows considered both actual and estimated runoff of the underlying loans serviced. Amortization expense recognized in mortgage banking costs during the third quarter of 2005 totaled $3.8 million. The decrease in expense related to the runoff of loans serviced primarily reflects lower loan prepayment speeds.

Table 7 -  Mortgage Banking
 (Dollars in Thousands)
                                                     Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      6,132          $  5,119         $  16,538         $  15,214
NIR (expense) from internal sources                     (5,055)           (3,683)          (13,969)          (10,835)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     1,077             1,436            2,569              4,379

Capitalized mortgage servicing rights                    3,134             5,849            9,302             12,386
Other operating revenue                                  4,258             3,770           13,012             13,068
Gain on sale of assets                                       -                 -                -              1,232
Operating expense                                        7,517            10,067           22,514             26,938
Change in fair value of mortgage servicing
   rights                                               (7,921)                -            2,773                  -
(Recovery) for impairment of mortgage
   servicing rights                                          -            (4,671)               -             (3,207)
Gains (losses) on financial instruments, net             3,757            (5,047)            (637)            (3,719)
Net income (loss)                                       (1,998)              252            2,487              2,009

Average assets                                    $    530,808        $  532,583       $  492,222        $  530,405
Average economic capital                                25,290            22,340           24,950            24,260

Return on assets                                         (1.49)%            0.19%            0.68%            0.51%
Return on economic capital                              (31.34)%            4.48%           13.33%           11.07%
Economic capital ratio                                    4.76%             4.19%            5.07%            4.57%
Efficiency ratio                                         88.76%            91.06%           90.48%           86.71%

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

At September 30, 2006, financial instruments with a fair value of $112 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At September 30, 2006, the pre-tax results of this modeling on reported earnings were:

Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights    $    3,835       $   (4,419)
Fair value of hedging instruments              (3,550)           3,777
                                          ----------------- ----------------
   Net                                     $      285       $     (642)
                                          ----------------- ----------------

Table 8 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $3.8 million while a 50 basis point decrease is expected to reduce value by $4.4 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

This hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

Modeling changes in value of the mortgage servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates used to determine the present value of future cash flows. It also assumes a stable relationship between assumed loan prepayments and actual prepayments of our loans. Based on these assumptions, at June 30, 2006 we expected the value of our servicing rights to decrease $3.7 million if mortgage commitment rates fell 50 basis points. As noted before, mortgage commitment rates fell 52 basis points and the value of our mortgage servicing rights decreased $7.9 million. We believe two factors caused most of the difference between our expectation and the actual results. First, mortgage interest rates have been very volatile over the past six months, rising 36 basis points during the second quarter of 2006, then falling 52 basis points in the third quarter. This volatility increased the discount spread that investors in servicing rights would expect relative to market interest rates by 34 basis points over benchmark rates. The increased discount spread reduced the value of our servicing rights by $1.0 million. Second, actual prepayments of loans we service increased in relation to forecasted prepayment speeds. Historically, our actual prepayments have been approximately 76% of prepayments forecasted based on national trends. Based on a moving average of the most recent twelve-month period, actual prepayments increased to 80%. The increase in prepayment speeds reduced the value of our servicing rights by $3.2 million.

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

Wealth Management contributed $6.1 million or 12% to consolidated net income for the third quarter of 2006. This is compared to $5.9 million or 12% of consolidated net income for 2005. Trust and private financial services provided $5.4 million of net income in the third quarter of 2006, up 2% over last year. Net income provided by brokerage and trading activities totaled $766 thousand, a $206 thousand or 37% increase compared with the third quarter of 2005.

Average loans attributed to trust and private financial services increased $206 million or 40% compared with the third quarter of 2005. Loan growth was funded by a $108 million increase in average deposits and funds provided by the funds management unit. The increase in loans and deposits combined to increase net interest revenue by $2.1 million or 43%.

Other operating revenue for the third quarter of 2006 totaled $29.8 million, up $1.8 million or 6% over 2005. Other operating revenue for the wealth management division consists primarily of trust fees and commissions, investment banking revenue and brokerage and trading revenue.

Trust fees and commissions totaled $15.0 million for the third quarter of 2006, a $457 thousand or 3% increase over 2005. At September 30, 2006 and 2005, the wealth management line of business was responsible for trust assets with aggregate market values of $27.2 billion and $25.2 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $10.1 billion of trust assets at September 30, 2006, compared with $9.1 billion at September 30, 2005.

Investment banking revenue increased $1.3 million over the third quarter of 2005 due the timing of transaction closings and growth in a recently-created tax exempt leasing unit.

Revenue from our customer hedging programs was up $879 thousand or 57% over last year due largely to volatility in energy prices. Retail brokerage fees increased $317 thousand or 11%. This revenue growth was largely offset by a $1.3 million decrease in securities trading profits due to increased competition and a flat yield curve.

Operating expenses totaled $26.6 million for the third quarter of 2006, a $3.4 million or 15% increase over 2005. Personnel costs rose $2.2 million or 15% due primarily to higher costs in trust and private financial services.

Table 9 -  Wealth Management
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      5,516          $  3,209         $  10,992         $   8,820
NIR (expense) from internal sources                      1,387             1,627             9,085             7,065
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     6,903             4,836            20,077            15,885

Other operating revenue                                 29,795            27,987            89,900            81,239
Operating expense                                       26,618            23,220            77,853            69,351
Net income                                               6,146             5,869            19,524            16,849

Average assets                                    $  1,776,658      $  1,545,343      $  1,855,114      $  1,308,090
Average economic capital                               132,530           128,620           126,690           108,340

Return on assets                                          1.37%             1.51%             1.41%             1.72%
Return on economic capital                               18.40%            18.10%            20.60%            20.79%
Economic capital ratio                                    7.46%             8.32%             6.83%             8.28%
Efficiency ratio                                         72.53%            70.74%            70.79%            71.40%

Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, and Bank of Arizona in their respective markets. They also include fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking primary customer focus. Regional Banking contributed $22.2 million or 42% to consolidated net income during the third quarter of 2006. This compares with $18.5 million or 36% of consolidated net income for the same period in 2005. Growth in net income contributed by the regional banks came primarily from operations in Texas. Net income from Texas operations increased $1.6 million or 15% compared with the same period of 2005. In addition, net income for 2006 in Colorado, New Mexico and Arizona increased $1.4 million, $402 thousand and $514 thousand, respectively. Net income in Arkansas decreased $250 thousand from last year.

Net income from operations in Colorado was $2.9 million for the third quarter of 2006, compared with $1.5 million for the third quarter of 2005. Net interest revenue increased $2.1 million or 29% due primarily to a $425 million increase in average earning assets. Average loans increased $133 million while average securities increased $292 million. The growth in earning assets was funded primarily by a $276 million increase in deposits and $131 million of borrowings from the funds management unit. Other operating revenue grew $362 thousand or 15% due primarily to trust fees and commissions. At September 30, 2006 and 2005, Colorado regional banking was responsible for trust assets with aggregate fair values of $2.6 billion and $2.4 billion, respectively, under various fiduciary arrangements. We have sole or joint discretionary authority over $980 million of trust assets at September 30, 2006, compared with $903 million at September 30, 2005. Operating expenses increased $988 thousand or 15% including a $521 thousand or 18% increase in personnel costs.

Net income from Texas operations totaled $12.8 million for the third quarter of 2006, up $1.6 million or 15% over last year. Net interest revenue grew $4.9 million or 15%. Average earning assets increased $543 million, or 19% from the third quarter of 2005. This increase resulted from a $420 million increase in average loans and a $128 million increase in securities. The growth in average earning assets was funded primarily by a $489 million increase in average deposits. Operating expenses increased $496 thousand or 2%. An $816 thousand or 7% increase in personnel costs and a $457 thousand charge related to taxes on bank-owned life insurance was partially offset by an $836 thousand reduction in higher allocations for shared services. Net loans charged off during the third quarter of 2006 included $1.6 million of commercial overdrafts from a single customer.

Net income from New Mexico operations increased $402 thousand or 8%. Average earning assets decreased $64 million. Average loans increased $20 million while securities and funds sold to the funds management unit decreased $87 million. Average deposits in the New Mexico market increased $114 million, including $112 million of consumer banking deposits. Average funds borrowed from external sources decreased $143 million as the Company centralized borrowings from external sources in the funds management unit. Operating expenses decreased $232 thousand or 3%.

We continue to expand operations in the Arizona market since the acquisition of Bank of Arizona in the second quarter of 2005. Outstanding loans attributed to the Arizona market averaged $344 million for the third quarter of 2006, up $166 million from the third quarter of 2005's average of $177 million. Deposits averaged $126 million for both the third quarters of 2006 and 2005. Loan growth was funded by borrowings from the funds management unit. Operating expenses increased $513 thousand or 16%. Personnel costs were up $985 thousand as we continue to build a commercial banking presence in Phoenix and Tucson. Growth in personnel costs was partially offset by a $585 thousand reduction in data processing expense.

Table 10 -  Bank of Texas
 (Dollars in Thousands)
                                                     Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      44,075         $  36,409        $  124,277        $  104,034
NIR (expense) from internal sources                      (6,386)           (3,576)          (15,913)           (8,176)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     37,689            32,833           108,364           95,858

Other operating revenue                                   6,178             6,094            18,837           17,526
Operating expense                                        21,757            21,261            62,858           59,013
Net loans charged off                                     2,474               501             4,664            1,875
Net income                                               12,775            11,153            38,802           34,381

Average assets                                    $   3,805,207      $  3,239,231      $  3,654,725      $ 3,156,341
Average economic capital                                261,770           176,360           233,180          174,080
Average invested capital                                428,850           343,450           400,260          341,160

Return on assets                                           1.33%             1.37%             1.42%            1.46%
Return on economic capital                                19.36%            25.09%            22.25%           26.41%
Return on average invested capital                        11.82%            12.88%            12.96%           13.47%
Economic capital ratio                                     6.88%             5.44%             6.38%            5.52%
Efficiency ratio                                          49.60%            54.62%            49.42%           52.05%

Table 11 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $     16,323         $  14,725        $   47,989         $  41,766
NIR (expense) from internal sources                     (4,478)           (3,106)          (12,489)           (8,245)
                                                     -------------     -------------    --------------    -------------

Net interest revenue                                    11,845            11,619            35,500            33,521

Other operating revenue                                  4,091             4,062            12,171            11,305
Operating expense                                        7,120             7,352            20,801            20,707
Net loans charged off                                      222               411               973               834
Net income                                               5,251             4,849            15,839            14,240

Average assets                                    $  1,445,371      $  1,509,170      $  1,454,653      $  1,550,242
Average economic capital                                74,160            75,000            75,640            71,790
Average invested capital                                93,250            94,090            94,730            90,880

Return on assets                                          1.44%             1.27%             1.46%             1.23%
Return on economic capital                               28.09%            25.65%            28.00%            26.52%
Return on average invested capital                       22.34%            20.45%            22.35%            20.95%
Economic capital ratio                                    5.13%             4.97%             5.20%             4.63%
Efficiency ratio                                         44.68%            46.88%            43.63%            46.19%

Table 12 - Bank of Arkansas
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      2,613          $  2,864         $  7,517          $  8,312
NIR (expense) from internal sources                       (883)           (1,009)          (2,421)           (2,593)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     1,730             1,855            5,096             5,719

Other operating revenue                                    734               780            1,263             1,335
Operating expense                                        1,025               905            2,752             2,623
Net loans charged off                                       88                10               60                32
Net income                                                 802             1,052            2,143             2,699

Average assets                                    $    196,527        $  251,047       $  193,842        $  252,346
Average economic capital                                17,220            11,010           15,030            11,720
Average invested capital                                17,220            11,010           15,030            11,720

Return on assets                                          1.62%             1.66%            1.48%             1.43%
Return on economic capital                               18.48%            37.91%           19.06%            30.79%
Return on average invested capital                       18.48%            37.91%           19.06%            30.79%
Economic capital ratio                                    8.76%             4.39%            7.75%             4.64%
Efficiency ratio                                         41.60%            34.35%           43.28%            37.18%

Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $     14,214         $   9,288         $  38,633         $  24,975
NIR (expense) from internal sources                     (5,046)           (2,196)          (12,000)           (5,138)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     9,168             7,092            26,633            19,837

Other operating revenue                                  2,709             2,347             8,751             7,234
Operating expense                                        7,136             6,148            19,499            17,136
Net loans charged off / (recovered)                         13               840               (38)            2,492
Net income                                               2,889             1,498             9,729             4,548

Average assets                                    $  1,243,291        $  809,547       $ 1,145,009        $  735,492
Average economic capital                                75,630            50,090            67,110            44,260
Average invested capital                               117,610            92,070           109,090            86,240

Return on assets                                          0.92%             0.73%             1.14%             0.83%
Return on economic capital                               15.16%            11.86%            19.38%            13.74%
Return on average invested capital                        9.75%             6.46%            11.92%             7.05%
Economic capital ratio                                    6.08%             6.19%             5.86%             6.02%
Efficiency ratio                                         60.08%            65.13%            55.11%            63.30%


Table 14 - Bank of Arizona
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2006              2005             2006              2005
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      7,897          $  3,612         $  18,657         $  ***
NIR (expense) from internal sources                     (3,572)             (934)           (7,602)           ***
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     4,325             2,678            11,055            ***

Other operating revenue                                    128               283               414            ***
Operating expense                                        3,703             3,190             9,460            ***
Net loans charged off                                        -                 2                 2            ***
Net income (loss)                                          458               (56)            1,166            ***

Average assets                                    $    444,269        $  271,713        $  369,225         $  ***
Average economic capital                                30,520            14,390            23,900            ***
Average invested capital                                47,170            31,040            40,550            ***

Return on assets                                          0.41%            (0.08)%            0.42%           ***
Return on economic capital                                5.95%            (1.54)%            6.52%           ***
Return on average invested capital                        3.85%            (0.72)%            3.84%           ***
Economic capital ratio                                    6.87%             5.30%             6.47%           ***
Efficiency ratio                                         83.16%           107.73%            82.48%           ***
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

The amortized cost of available for sale securities totaled $4.8 billion at September 30, 2006 and $4.9 billion at June 30, 2006. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage backed securities as part of our overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
2.9 years at September 30, 2006 and 3.1 years at June 30, 2006. Management estimates that the effective duration of the mortgage-backed securities portfolio would extend to 3.4 years assuming a 300 basis point immediate rate shock.

Net unrealized losses on available for sale securities totaled $121 million at September 30, 2006 compared with net unrealized losses of $187 million at June 30, 2006. The decrease in net unrealized losses during the quarter was due primarily to falling interest rates. The aggregate gross amount of unrealized losses at September 30, 2006 was $127 million, down $74 million from the previous quarter's end. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. Management does not believe that any of the unrealized losses are due to credit quality concerns. We also considered our intent and ability to either hold or sell the securities. It is management's belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

Bank-Owned Life Insurance

During the third quarter of 2006, the Company invested $202 million in bank-owned life insurance. This investment is expected to provide a long-term source of earnings to support existing employee benefit plans. Substantially all of the funds are held in separate accounts and invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. The cash surrender value of the policies, including the value of the stable value wrap, was $194 million at September 30, 2006. In addition to investment in the separate accounts, $8.2 million of the amount invested paid taxes on the insurance premiums. These taxes will be recovered over a ten-year period. A $6.4 million receivable based on the present value of the taxes was recorded as of September 30, 2006.

Loans

The aggregate loan portfolio at September 30, 2006 totaled $10.0 billion, a $211 million increase since June 30, 2006, a 9% annualized rate. Commercial loans increased $138 million while mortgage and consumer loans increased $35 million and $36 million, respectively. Commercial real estate loans were substantially unchanged during the quarter.

---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans
(In thousands)
                                         Sept. 30,         June 30,       March 31,       Dec. 31,        Sept. 30,
                                           2006              2006           2006            2005            2005
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,538,651    $   1,514,353   $   1,367,400   $   1,399,417    $   1,350,835
  Services                               1,432,156        1,405,060       1,358,194       1,425,821        1,419,342
  Wholesale/retail                         894,608          879,203         850,013         793,032          804,628
  Manufacturing                            598,424          541,592         519,100         514,792          484,662
  Healthcare                               572,911          546,595         534,091         520,309          476,616
  Agriculture                              299,901          292,022         284,277         291,858          238,950
  Other commercial and industrial          340,925          360,493         325,746         354,706          292,657
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   5,677,576        5,539,318       5,238,821       5,299,935        5,067,690
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        826,077          789,991         686,400         638,366          605,457
  Multifamily                              253,141          228,781         205,755         204,620          225,074
  Other real estate loans                1,245,941        1,304,164       1,212,805       1,146,916        1,142,093
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,325,159        2,322,936       2,104,960       1,989,902        1,972,624
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,242,193        1,211,448       1,177,337       1,169,331        1,166,559
  Residential mortgages held for sale       58,031           54,026          40,299          51,666           46,306
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,300,224        1,265,474       1,217,636       1,220,997        1,212,865
---------------------------------------------------------------------------------------------------------------------
Consumer                                   702,947          666,740         640,542         629,144          630,389
---------------------------------------------------------------------------------------------------------------------
  Total                              $  10,005,906    $   9,794,468   $   9,201,959   $   9,139,978    $   8,883,568
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio totaled $5.7 billion at June 30, 2006. Energy loans totaled $1.5 billion or 15% of total loans. Outstanding energy loans increased $24 million, or 6% annualized, during the third quarter of 2006 after increasing $147 million during the preceding quarter. Approximately $1.3 billion of loans in the energy portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The services sector of the portfolio totaled $1.4 billion, or 14% of the Company's total outstanding loans. Loans in this sector of the portfolio increased $27 million or 8% annualized since June 30, 2006. The services sector consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.0 billion of the services sector is made up of loans with balances of less than $10 million.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 15.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The outstanding principal balances of these loans totaled $1.3 billion at September 30, 2006 and $1.2 billion at June 30, 2006. Substantially all of these loans were to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 28% of the shared national credits, based on dollars committed. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.3 billion or 23% of the loan portfolio at September 30, 2006. Construction and land development loans totaled $826 million, up $36 million over June 30, 2006. Construction and land development included $643 million of loans secured by single family residential lots and premises, up $35 million from the previous quarter's end. The major components of other commercial real estate loans were office buildings - $413 million and retail facilities - $364 million.

Residential mortgage loans, excluding mortgage loans held for sale, included $374 million of home equity loans, $392 million of loans held for business relationship purposes, $257 million of adjustable rate mortgages and $167 million of loans held for community development. Consumer loans included $427 million of indirect automobile loans. Indirect auto loans have increased $31 million since June 30, 2006. Approximately $366 million of these loans were purchased from dealers in Oklahoma. Growth during the quarter included $16 million from indirect lending activities in Arkansas and $15 million in Oklahoma.

Table 16 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans by Principal Market Area
(In thousands)
                                         Sept. 30,        June 30,       March 31,        Dec. 31,         Sept. 30,
                                           2006             2006           2006             2005             2005
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,213,532    $   3,212,851   $   3,074,406   $   3,159,683    $   3,101,209
   Commercial real estate                1,008,341        1,019,815         936,030         862,700          890,737
   Residential mortgage                    878,870          855,087         847,848         842,757          839,344
   Residential mortgage held for sale       58,031           54,026          40,299          51,666           46,306
   Consumer                                502,622          479,508         468,920         466,180          472,899
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,661,396    $   5,621,287   $   5,367,503   $   5,382,986    $   5,350,495
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $   1,557,361    $   1,548,545   $   1,420,860   $   1,356,611    $   1,294,606
   Commercial real estate                  639,327          669,698         604,413         569,921          537,576
   Residential mortgage                    212,114          212,987         200,957         199,726          196,593
   Consumer                                 80,836           84,212          87,669          89,017           89,329
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,489,638    $   2,515,442   $   2,313,899   $   2,215,275    $   2,118,104
                                    ---------------------------------------------------------------------------------
New Mexico:
   Commercial                        $     387,164    $     334,984   $     348,930   $     383,325    $     354,087
   Commercial real estate                  219,966          237,020         228,955         232,564          223,236
   Residential mortgage                     76,858           73,281          68,810          65,784           65,203
   Consumer                                 13,899           13,404          13,820          15,137           15,195
                                    ---------------------------------------------------------------------------------
     Total Albuquerque               $     697,887    $     658,689   $     660,515   $     696,810    $     657,721
                                    ---------------------------------------------------------------------------------
Arkansas:
   Commercial                        $      89,849    $      80,539   $      74,423   $      79,719    $      54,703
   Commercial real estate                   91,158           87,080          80,529          75,483           85,600
   Residential mortgage                     21,923           15,067          13,069          13,044           12,097
   Consumer                                 67,206           51,166          33,548          25,659           20,397
                                    ---------------------------------------------------------------------------------
     Total Northwest Arkansas        $     270,136    $     233,852   $     201,569   $     193,905    $     172,797
                                    ---------------------------------------------------------------------------------
Colorado:
   Commercial                        $     353,657    $     299,380   $     267,928   $     270,108    $     219,208
   Commercial real estate                  170,081          155,453         134,771         133,537          132,741
   Residential mortgage                     17,656           21,113          20,383          21,918           26,186
   Consumer                                 32,647           31,939          31,487          27,871           26,126
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     574,041    $     507,885   $     454,569   $     453,434    $     404,261
                                    ---------------------------------------------------------------------------------
Arizona:
   Commercial                        $      76,013    $      63,019   $      52,274   $      50,489    $      43,877
   Commercial real estate                  196,286          153,870         120,262         115,697          102,734
   Residential mortgage                     34,772           33,913          26,270          26,102           27,136
   Consumer                                  5,737            6,511           5,098           5,280            6,443
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     312,808    $     257,313   $     203,904   $     197,568    $     180,190
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  10,005,906    $   9,794,468   $   9,201,959   $   9,139,978    $   8,883,568
                                    ---------------------------------------------------------------------------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.0 billion and standby letters of credit which totaled $473 million at September 30, 2006. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Derivative contracts are carried at fair value. At September 30, 2006, the fair value of derivative contracts reported as assets under these programs totaled $321 million. This included energy contracts with fair values of $292 million, interest rate contracts with fair values of $21 million and foreign exchange contracts with fair values of $7 million. The aggregate fair values of derivative contracts reported as liabilities totaled $328 million. Approximately 77% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 23% was with dealer counterparties. The maximum net exposure to any single customer or counterparty totaled $51 million.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $105 million at September 30, 2006 and June 30, 2006, and $110 million at September 30, 2005. These amounts represented 1.06%, 1.07% and 1.24% of outstanding loans, excluding loans held for sale, at September 30, 2006, June 30, 2006 and September 30, 2005, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 347% of outstanding balance of non-accruing loans at September 30, 2006, compared with 337% at June 30, 2006 and 293% at September 30, 2005. Non-accruing loans totaled $30 million at September 30, 2006, compared with $31 million at June 30, 2006 and $37 million at September 30, 2005. Net loans charged off during the third quarter of 2006 totaled $4.3 million, up from $3.8 million in the second quarter of 2006 and $3.3 million for the third quarter of 2005.

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

------------------------------------------------------------------------------------------------------------------------------
Table 17 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 Sept. 30,         June 30,       March 31,       Dec. 31,          Sept. 30,
                                                   2006             2006           2006             2005              2005
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     104,525     $     104,143   $     103,876  $     109,621    $     108,884
   Loans charged off:
      Commercial                                    4,550             2,523           1,242          5,772              819
      Commercial real estate                            -                 -               -             84              730
      Residential mortgage                            230               363             207            226              382
      Consumer                                      3,319             2,995           2,700          3,497            3,380
------------------------------------------------------------------------------------------------------------------------------
      Total                                         8,099             5,881           4,149          9,579            5,311
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                    1,985               720             847            826              711
      Commercial real estate                          276                 6              40              8                7
      Residential mortgage                             19                20              97            133               21
      Consumer                                      1,523             1,339           1,580          1,197            1,238
------------------------------------------------------------------------------------------------------------------------------
      Total                                         3,803             2,085           2,564          2,164            1,977
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               4,296             3,796           1,585          7,415            3,334
Provision for loan losses                           5,236             4,178           1,852          1,670            4,071
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     105,465     $     104,525   $     104,143  $     103,876    $     109,621
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      21,739     $      22,122   $      20,574  $      17,794    $       17,889
Provision for off-balance sheet credit losses          18              (383)          1,548          2,780               (95)
                                            ----------------------------------------------------------------------------------
Ending balance                              $      21,757     $      21,739   $      22,122  $      20,574    $       17,794
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       5,254     $       3,795   $       3,400  $       4,450    $        3,976
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end (1)                                1.06%             1. 07%          1.14%          1.14%            1.24%
Net charge-offs (annualized)
    to average loans (1)                             0.18              0.16            0.07           0.33             0.16
Total provision for credit losses (annualized)
    to average loans (1)                             0.22              0.16            0.15           0.20             0.19
Recoveries to gross charge-offs                     46.96             35.45           61.80          22.59            37.22
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         6.14x             6.88x          16.43x          3.50x            8.22x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.40%             0.41%           0.36%          0.42%            0.41%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.28              1.30            1.38           1.37             1.44
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At September 30, 2006, specific impairment reserves totaled $3.7 million on total impaired loans of $27.4 million. Required specific impairment reserves were $3.3 million at June 30, 2006.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At September 30, 2006, the ranges of potential losses for the more significant factors were:

General economic conditions - $4.8 million to $8.5 million
Concentration in large loans - $1.4 million to $2.8 million

The provision for credit losses totaled $5.3 million for the third quarter of 2006, compared with $3.8 million for the second quarter of 2006 and $4.0 million for the third quarter of 2005. Factors considered in determining the provision for credit losses included an increase in net losses during the quarter, partially offset by decreases in the outstanding balances of classified loans. Net losses during the third quarter included $1.6 million of commercial overdraft charge-offs while recoveries included $300 thousand received from the sale of rights to pursue collection of old defaulted loans.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $41 million at September 30, 2006 and $39 million at June 30, 2006, is presented in Table 18. Nonperforming assets included non-accrual loans and excluded loans 90 days or more past due but still accruing interest. Non-accrual loans totaled $30 million at September 30, 2006 and $31 million at June 30, 2006. Newly identified non-accruing loans totaled $6 million during the third quarter of 2006. Non-accruing loans decreased $4 million for loans charged off or foreclosed, and $3 million for cash payments received.

----------------------------------------------------------------------------------------------------------------------
Table 18 - Nonperforming Assets
(In thousands)
                                                   Sept. 30,      June 30,      March 31,    Dec. 31,      Sept. 30,
                                                     2006          2006          2006          2005          2005
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    15,061   $    15,087    $    17,073  $    11,673   $    17,920
   Commercial real estate                             3,540         4,369          6,444        5,370        10,422
   Residential mortgage                               7,889         7,604          8,057        7,347         8,531
   Consumer                                           3,986         3,916            655          772           480
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            30,476        30,976         32,229       25,162        37,353
----------------------------------------------------------------------------------------------------------------------
Renegotiated loans                                    1,064             -              -            -             -
Other nonperforming assets                            9,322         8,257          8,196        8,476         5,069
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    40,862   $    39,233    $    40,425  $    33,638   $    42,422
----------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        346.06%       337.44%        323.13%      412.83%       293.48%
 Combined reserves for credit
    losses to nonaccrual loans                      417.45        407.62         391.77        494.60       341.11
 Nonaccrual loans to period-end loans (2)             0.31          0.32           0.35         0.28          0.42
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     5,076   $     9,630     $    3,919   $    8,708   $    10,027
----------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     1,784   $     2,310    $     1,595  $     2,021   $     3,646
(2) Excludes residential mortgage loans held for sale.
----------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information, however, causes management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $25 million at September 30, 2006 and $23 million at June 30, 2006. Potential problem loans by primary industry included healthcare - $11 million, services - $6 million and manufacturing - $5 million.

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

Total deposits averaged $11.4 billion for the third quarter of 2006, up $171 million, or 6% annualized compared with average deposits in the second quarter of 2006. Average commercial deposits increased $199 million consisting of increases of $163 million in Texas and $39 million in Oklahoma. Average deposits attributed to consumer banking increased $90 million, including $29 million in Colorado, $26 million in New Mexico and $24 million in Oklahoma.

Average deposits attributed to wealth management decreased $125 million. Oklahoma wealth management deposits decreased $147 million. Funds received in late 2005 had temporarily been held in a deposit account pending reinvestment opportunities. The decrease in wealth management deposits in Oklahoma was partially offset by a $23 million increase in Colorado. In addition, average deposits attributed to mortgage banking, which consisted primarily of escrow funds, increased $13 million.

Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $5.5 billion for the third quarter of 2006, an annualized increase of 6%. Average core deposits comprised 49% of total deposits for the third quarter of 2006. Deposit accounts with balances in excess of $100,000 increased at a 12% annualized rate to $4.7 billion or 42% of total average deposits for the third quarter of 2006. Average public funds decreased $43 million or 26% annualized from seasonal changes based on the timing of tax receipts.

The distribution of deposit accounts among our principal markets is shown in Table 19.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Deposits by Principal Market Area
(In thousands)
                                         Sept. 30,        June 30,        March 31,       Dec. 31,        Sept. 30,
                                           2006            2006             2006           2005             2005
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     868,502   $     908,034    $     950,582   $   1,003,284    $     959,169
   Interest-bearing:
     Transaction                         3,001,774       2,732,312        2,937,228       3,002,610        2,411,175
     Savings                                83,442          88,218           93,093          85,837           86,220
     Time                                2,621,522       2,662,770        2,623,352       2,564,337        2,728,224
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                5,706,738       5,483,300        5,653,673       5,652,784        5,225,619
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   6,575,240   $   6,391,334    $   6,604,255   $   6,656,068    $   6,184,788
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     582,014   $     638,157    $     551,411   $     615,732    $     533,475
   Interest-bearing:
     Transaction                         1,671,993       1,530,491        1,455,856       1,535,570        1,299,279
     Savings                                25,888          26,370           27,827          27,398           29,620
     Time                                  736,316         717,027          726,530         735,731          633,785
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,434,197       2,273,888        2,210,213       2,298,699        1,962,684
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,016,211   $   2,912,045    $   2,761,624   $   2,914,431    $   2,496,159
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     144,138   $     147,307    $     159,125   $     129,289    $     155,517
   Interest-bearing:
     Transaction                           434,521         410,166          408,160         381,099          338,706
     Savings                                16,804          16,860           17,805          17,839           17,614
     Time                                  481,993         494,426          483,428         453,314          454,561
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  933,318         921,452          909,393         852,252          810,881
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,077,456   $   1,068,759    $   1,068,518   $     981,541    $     966,398
                                    ---------------------------------------------------------------------------------
Arkansas:
   Demand                            $      11,914   $      11,521    $      11,629   $      10,429    $      13,772
   Interest-bearing:
     Transaction                            19,504          20,577           26,675          22,354           23,335
     Savings                                 1,058           1,072            1,051           1,058            1,268
     Time                                   61,966          69,418           73,082          75,034           81,510
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   82,528          91,067          100,808          98,446          106,113
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      94,442   $     102,588    $     112,437   $     108,875    $     119,885
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      38,264   $      45,214    $      56,419   $      61,647    $      51,978
   Interest-bearing:
     Transaction                           275,714         245,504          258,801         258,668          216,718
     Savings                                13,037          13,786           16,315          17,772           16,568
     Time                                  421,841         379,239          309,068         264,020          221,753
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  710,592         638,529          584,184         540,460          455,039
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     748,856   $     683,743    $     640,603   $     602,107    $     507,017
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      62,234   $      73,696    $      55,421   $      45,567    $      42,784
   Interest-bearing:
     Transaction                            74,786          67,841           57,400          56,994           71,510
     Savings                                 2,408           2,702            3,380           4,111            3,862
     Time                                    4,549           4,077            4,608           5,624            6,802
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   81,743          74,620           65,388          66,729           82,174
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     143,977   $     148,316    $     120,809   $     112,296    $     124,958
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  11,656,182   $  11,306,785    $  11,308,246   $  11,375,318    $  10,399,205
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain banks that expires in December 2010. There was no outstanding principal balance on this credit agreement at September 30, 2006. Interest is based on LIBOR plus a defined margin that is determined by the Company's credit rating or a base rate. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.500%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at September 30, 2006.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $199 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $129 million under this policy.

Equity capital for BOK Financial totaled $1.7 billion at September 30, 2006, up $87 million during the quarter. Retained earnings, net income less cash dividends provided $43 million of the increase. Accumulated other comprehensive losses decreased $44 million due primarily to a reduction in net unrealized losses on available for sale securities.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. A maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase programs may be suspended or discontinued at any time without prior notice. During the third quarter of 2006, the Company repurchased 71,447 common shares at an average price of $51.82 per share. The Company may repurchase 1.7 million common shares in the future under this program.

Cash dividends of $10.0 million or $0.15 per common share were paid during the third quarter of 2006. On October 31, 2006 the Board of Directors approved quarterly cash dividend of $0.15 per common share. The dividend will be payable on or about November 30, 2006 to shareholders of record on November 13, 2006.

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

--------------------------------------------------------------------------------------------------------------------
Table 20 - Capital Ratios                    Sept. 30,       June 30,      March 31,      Dec. 31,      Sept. 30,
                                               2006            2006           2006          2005          2005
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.62%           9.49%          9.51%          9.30%         9.54%
Risk-based capital:
  Tier 1 capital                               9.99           10.00          10.16           9.84          9.71
  Total capital                               12.07           12.14          12.41          12.10         12.04
Leverage                                       8.88            8.74           8.60           8.30          8.01

Off-Balance Sheet Arrangements

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase the Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price over the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 210,069. The price guarantee is non-transferable and non-cumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guaranty.

The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on September 30, 2006 was $49.50 per share.

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

Responsibility for managing market risk rests with the Asset / Liability Committee that operates under policy guidelines established by the Board of Directors. The acceptable negative variation in net interest revenue due to a specified basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for unpledged assets, among other things. Compliance with these guidelines is reviewed monthly.

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect these earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to position the balance sheet to be neutral to interest rate changes. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 2.9 years based on a range of interest rate and prepayment assumptions.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. During the third quarter of 2006, net interest revenue was reduced by $2.8 million from periodic settlements of these contracts. Net interest revenue was decreased by $367 thousand from periodic settlements of these contracts in the third quarter of 2005. These contracts are carried on the balance sheet at fair value and changes in fair value are reporting in income as derivatives gains or losses. A net gain of $379 thousand was recognized in the third quarter of 2006 compared to a net gain of $606 thousand in same period of 2005 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from interest rate swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

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

Table 21 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                      200 bp Increase                200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2006         2005            2006          2005             2006         2005
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $  (7,038)     $ 9,378           $ 8,485       (5,426)       $     2,188     $ 7,917
                                       (1.4)%        1.9%              1.6%        (1.1)%              0.4%        1.6%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At September 30, 2006, the VAR was $717 thousand. The greatest value at risk during the quarter was $717 thousand.

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

--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                               2006             2005                2006                2005
                                                            ----------- --- -------------- ---- -------------- ---- --------------
Interest Revenue
Loans                                                    $    197,423      $  144,747        $    544,349        $    396,523
Taxable securities                                             54,587          51,946             166,265             152,578
Tax-exempt securities                                           2,641           1,833               7,023               5,408
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total securities                                            57,228          53,779             173,288             157,986
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Trading securities                                                180             144                 573                 479
Funds sold and resell agreements                                  649             386               1,295                 706
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest revenue                                     255,480         199,056             719,505             555,694
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Interest Expense
Deposits                                                       88,471          54,503             241,351             145,950
Borrowed funds                                                 37,821          27,248             100,689              67,105
Subordinated debentures                                         5,210           4,477              15,055               9,684
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest expense                                     131,502          86,228             357,095             222,739
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue                                          123,978         112,828             362,410             332,955
Provision for Credit Losses                                     5,254           3,976              12,449               7,991
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue After Provision for Credit Losses        118,724         108,852             349,961             324,964
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Revenue
Brokerage and trading revenue                                  10,958          11,366              34,395              33,106
Transaction card revenue                                       19,939          18,526              58,398              53,048
Trust fees and commissions                                     17,101          16,376              52,797              48,651
Deposit service charges and fees                               26,322          25,619              76,649              73,139
Mortgage banking revenue                                        6,935           9,535              20,919              23,663
Other revenue                                                  11,756           8,896              33,683              24,453
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total fees and commissions                                     93,011          90,318             276,841             256,060
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Gain on sales of assets                                           475             675               1,247               7,584
Gain (loss) on securities, net                                  3,718          (4,744)                (86)             (5,115)
Gain (loss) on derivatives, net                                   379             606                (102)              1,073
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating revenue                                  97,583          86,855              277,900            259,602
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Expense
Personnel                                                      74,605          66,533              218,206            190,305
Business promotion                                              4,401           4,494               14,006             12,794
Professional fees and services                                  4,734           3,951               13,010             12,062
Net occupancy and equipment                                    13,222          12,587               39,447             37,331
Data processing and communications                             16,931          17,492               50,083             48,972
Printing, postage and supplies                                  4,182           3,846               12,088             11,090
Net (gains) losses and operating expenses of
      repossessed  assets                                          34            (387)                 307                237
Amortization of intangible assets                               1,299           1,801                4,028              5,146
Mortgage banking costs                                          2,869           4,268                8,795             11,268
Change in fair value of mortgage servicing rights               7,921               -               (2,773)                 -
Recovery for impairment of mortgage servicing rights                -          (4,671)                   -              (3,207)
Other expense                                                   8,612           7,120               21,119              19,205
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating expense                                 138,810         117,034              378,316             345,203
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Income Before Taxes                                            77,497          78,673              249,545             239,363
Federal and state income tax                                   24,837          27,846               87,153              86,016
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Income                                               $     52,660       $  50,827         $    162,392        $    153,347
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------

Earnings Per Share:
   Basic                                                 $       0.79         $  0.77           $    2.43           $    2.42
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Diluted                                               $       0.78         $  0.76           $    2.41           $    2.29
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------

Average Shares Used in Computation:
   Basic                                                   66,756,458       66,427,447          66,749,141          63,239,165
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
   Diluted                                                 67,325,428       67,105,539          67,301,406          67,013,525
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                    Sept. 30,        December 31,     Sept. 30,
                                                                      2006              2005            2005
                                                                  --------------------------------------------------
                                                                   (Unaudited)      (Footnote 1)      (Unaudited)
Assets
Cash and due from banks                                        $      595,566    $      684,857    $      564,987
Funds sold and resell agreements                                       31,765            14,465            49,475
Trading securities                                                     21,437            18,633            38,032
Securities:
  Available for sale                                                4,283,957         4,821,575         4,455,980
  Available for sale securities pledged to creditors                  369,512                 -           368,118
  Investment (fair value:  September 30, 2006 - $242,052;
    December 31, 2005 - $243,406;
    September 30, 2005 - $240,179)                                    247,510           245,125           243,161
  Mortgage trading securities                                         111,753                 -                 -
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,012,732         5,066,700         5,067,259
--------------------------------------------------------------------------------------------------------------------
Loans                                                              10,005,906         9,139,978         8,883,568
Less reserve for loan losses                                         (105,465)         (103,876)         (109,622)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                             9,900,441         9,036,102         8,773,946
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           178,940           179,627           177,084
Accrued revenue receivable                                            108,685            99,874            88,721
Intangible assets, net                                                258,994           263,022           258,478
Mortgage servicing rights, net                                         65,788            54,097            52,872
Real estate and other repossessed assets                                9,322             8,476             5,069
Bankers' acceptances                                                    8,081            33,001            40,170
Derivative contracts                                                  322,424           452,878           643,703
Cash surrender value of bank-owned life insurance                     209,766             9,279             9,221
Receivable on unsettled securities trades                                 868                 -                 -
Other assets                                                          391,102           406,058           570,585
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   17,115,911    $   16,327,069    $   16,339,602
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,707,066    $    1,865,948    $    1,756,695
Interest-bearing deposits:
  Transaction                                                       5,478,292         5,257,295         4,360,723
  Savings                                                             142,637           154,015           155,152
  Time                                                              4,328,187         4,098,060         4,126,635
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   11,656,182        11,375,318        10,399,205
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,339,585         1,337,911         2,173,791
Other borrowings                                                      595,506         1,054,298         1,051,228
Subordinated debentures                                               297,370           295,964           296,401
Accrued interest, taxes and expense                                    83,411            92,219            70,667
Bankers' acceptances                                                    8,081            33,001            40,170
Due on unsettled security transactions                                      -             8,429            11,198
Derivative contracts                                                  339,284           466,669           661,253
Other liabilities                                                     126,574           124,106           122,147
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         15,445,993        14,787,915        14,826,060
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  September 30, 2006 - 68,420,633; December 31, 2005
  -  67,904,533; September 30, 2005 - 67,648,551)                           4                 4                 4
Capital surplus                                                       676,395           656,579           646,737
Retained earnings                                                   1,126,445           990,422           948,928
Treasury stock (shares at cost: September 30, 2006 - 1,561,361;
  December 31, 2005 - 1,202,125;
  September 30, 2005 - 1,127,624)                                     (57,443)          (40,040)          (36,561)
Accumulated other comprehensive loss                                  (75,483)          (67,811)          (45,566)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,669,918         1,539,154         1,513,542
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   17,115,911    $   16,327,069    $   16,339,602
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                   Accumulated
                                      Other
       Preferred Stock Common Stock Comprehensive Retained Treasury Stock
                                     Capital
                       ------------------------------------                                  --------------------
                         Shares   Amount    Shares   Amount     Loss               Earnings   Shares    Amount     Total
                                                                         Surplus
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2004     249,975   $         60,421           $          $631,747   $809,261     998    $         $1,398,494
                                      12             $         (11,625)                                (30,905)

                                                          4
Comprehensive income:

  Net income                  -        -         -        -         -          -    153,347       -          -     153,347
  Other comprehensive
     income, net of           -        -         -        -    (33,941)        -          -       -          -     (33,941)

    tax (1)
                                                                                                                 ----------

    Comprehensive income                                                                                           119,406

                                                                                                                 ----------

Treasury stock                -        -         -        -         -          -          -      60     (2,439)     (2,439)
purchase
Exercise of stock             -        -       307        -         -      7,022          -      70     (3,217)      3,805
options

Conversion of
preferred              (249,975)     (12)    6,921        -         -         12          -       -          -           -
stock to common

Tax benefit on

exercise of                   -        -         -        -         -      1,878          -       -          -       1,878
     stock options
Stock-based                   -        -         -        -         -      6,078          -       -          -       6,078
compensation
Cash dividends on:
  Preferred stock             -        -         -        -         -         -        (375)      -          -        (375)
  Common

Cash dividends on:
  Preferred stock
-
-
-
-
-
-
(375)
-
-


                       ----------------------------------------------------------------------------------------------------

  Common stock                -        -         -        -         -         -     (13,305)      -    -           (13,305)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


Balances at
    September 30, 2005        -    $    -   67,649   $    4  $         $ 646,737  $ 948,928   1,128    $(36,561) $1,513,542
                                    (45,566)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Balances at

  December 31, 2005           -   $         67,905   $    4  $         $ 656,579   $990,422   1,202    $(40,040) $1,539,154
                                        -                      (67,811)
Effect of
   implementing FAS
   156, net of income         -         -        -        -  -                -         383       -         -          383
   taxes
Comprehensive income:
   Net income                 -         -        -        -          -        -     162,392       -         -      162,392
   Other
comprehensive                 -         -        -        -     (7,672)       -           -       -         -       (7,672)
     income, net of

    tax (1)
                                                                                                                 ----------

    Comprehensive income                                                                                           154,720

                                                                                                                 ----------

Treasury stock                -         -        -        -          -         -          -     241    (11,722)    (11,722)
purchase
Exercise of stock             -         -      516        -          -    12,369          -     118    (5,681)       6,688
options


Tax benefit on

   exercise                   -         -        -        -          -     2,705          -       -         -        2,705

   of         stock
   options

Stock-based                   -         -        -        -          -     4,742          -       -         -        4,742
compensation

Cash dividends on
   common stock               -         -        -        -          -        -     (26,752)      -         -      (26,752)

---------------------------------------------------------------------------------------------------------------------------

Balances at

    September 30, 2006        -    $    -   68,421   $    4  $         $ 676,395  $1,126,445  1,561    $(57,443) $1,669,918

                                    (75,483)
---------------------------------------------------------------------------------------------------------------------------

(1)                                           September 30, 2006  September 30, 2005
                                                 --------------   ------------------
Changes in other comprehensive loss:
   Unrealized losses on securities                $(12,401)          $ (56,048)
   Unrealized gains (losses) on cash flow hedges       524              (2,046)
   Tax benefit on unrealized losses                  4,148              20,876
   Reclassification adjustment for losses
    realized and included in net income                 87               5,115
   Reclassification adjustment for tax
    benefit on realized losses                         (30)             (1,838)
                                              --------------------------------------
Net change in other comprehensive loss             $(7,672)          $ (33,941)
                                              --------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                       Nine Months Ended September 30,
                                                                              ---------------------------------------------
                                                                                      2006                      2005
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    162,392            $    153,347
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                         12,449                   7,991
  Change in fair value of mortgage servicing rights                                   (2,773)                      -
  Recovery for mortgage servicing rights impairment                                        -                  (3,207)
  Unrealized losses from derivatives                                                  10,825                  12,085
  Tax benefit on exercise of stock options                                            (2,705)                  1,878
  Change in bank-owned life insurance                                                  1,695                       -
  Stock-based compensation                                                             7,779                   3,817
  Depreciation and amortization                                                       29,673                  33,658
  Net accretion of securities discounts and premiums                                   1,382                  (1,013)
  Net gain on sale of assets                                                          (9,310)                (14,108)
  Mortgage loans originated for resale                                              (506,582)               (584,780)
  Proceeds from sale of mortgage loans held for resale                               574,304                 569,728
  Change in trading securities, including mortgage trading securities                (65,025)                (28,340)
  Change in accrued revenue receivable                                                 6,750                  (9,077)
  Change in other assets                                                             (77,579)                 (9,238)
  Change in accrued interest, taxes and expense                                       (8,808)                   (395)
  Change in other liabilities                                                         (7,477)                (29,855)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            126,990                 102,491
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   56,468                  50,956
  Proceeds from maturities of available for sale securities                          515,308                 764,647
  Purchases of investment securities                                                 (59,445)                (73,269)
  Purchases of available for sale securities                                        (589,350)             (2,167,719)
  Proceeds from sales of investment securities                                           447                       -
  Proceeds from sales of available for sale securities                               181,007               1,110,707
  Loans originated or acquired net of principal collected                           (950,823)             (1,016,092)
  Proceeds from (payments on) derivative asset contracts                             (36,411)                  4,857
  Investment in bank-owned life insurance                                           (201,987)                      -
  Net change in other investment assets                                               (4,050)                 32,541
  Proceeds from disposition of assets                                                 78,174                  86,453
  Purchases of assets                                                                (36,467)                (36,748)
  Cash and cash equivalents of subsidiaries and branches acquired and sold, net            -                 (29,093)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (1,047,129)             (1,272,760)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts            50,737                 242,024
  Net change in time deposits                                                        223,785                 486,471
  Net change in other borrowings                                                     542,882                 749,514
  Pay down of other borrowings                                                             -                 (95,000)
  Issuance of subordinated debenture                                                       -                 147,855
  Proceeds from (payments on) derivative liability contracts                          34,997                 (10,321)
  Net change in derivative margin accounts                                            34,125                (322,660)
  Change in amount receivable (due) on unsettled security transactions                (9,297)                 68,071
  Issuance of preferred, common and treasury stock, net                                6,688                   3,805
  Tax benefit on exercise of stock options                                             2,705                       -
  Repurchase of common stock                                                         (11,722)                 (2,439)
  Dividends paid                                                                     (26,752)                (13,680)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            848,148               1,253,640
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (71,991)                 83,371
Cash and cash equivalents at beginning of period                                     699,322                 531,091
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    627,331            $    614,462
---------------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                          $    353,895            $    218,974
---------------------------------------------------------------------------------------------------------------------------

Cash paid for taxes                                                             $     89,052            $     81,065
---------------------------------------------------------------------------------------------------------------------------

Net loans transferred to repossessed real estate and other assets               $      4,694            $      6,138
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Liabilities

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

The financial information should be read in conjunction with BOK Financial's 2005 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2005 have been derived from BOK Financial's 2005 Form 10-K.

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

Stock options outstanding at September 30, 2006 totaled 3,609,303, including 686,887 of vested options and 2,922,416 of unvested options. Management expects that approximately 2.9 million of the unvested options will vest according to their contractual terms. The weighted average exercise prices of vested and unvested options are $26.45 and $40.27, respectively.

The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $3.6 million and $9.4 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $2.8 million and $7.3 million, respectively. The Company received cash proceeds from stock options exercised of $1.0 million and $6.7 million, respectively, in the three and nine months ended September 30, 2006. The Company received cash proceeds from stock options exercised of $0.6 million and $3.8 million, respectively, in the three and nine months ended September 30, 2005.

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

See Note 3 - Mortgage Banking Activities for additional disclosures required by FAS 156.

The  Financial   Accounting   Standards  Board  issued  Statement  of  Financial
Accounting Standards No. 157, "Fair Value Measurements," ("FAS 157") in September 2006. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It does not expand the use of fair value measurement to applications where it is not already required.

The definition of fair value focuses on a hypothetical transaction to either sell an asset or transfer a liability at the measurement date based on assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. A fair value measurement assumes that the transaction occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

FAS 157 also nullifies a portion of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." The nullified portion of EITF Issue No. 02-3 formed the conceptual basis for our current accounting policy for customer hedging programs.

FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that interim financial statements have not previously been issued. BOK Financial must adopt FAS 157 as of January 1, 2008 and may choose to adopt FAS 157 as of January 1, 2007. Management is in the process of determining the effect FAS 157 will have on the financial statements.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("FAS 158") in September 2006. FAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of plan assets and the benefit obligation measured as of the year-end statement of financial position date. Gains or losses and prior service costs or credits that have not been recognized in net income as components of net periodic benefit costs shall be recognized as a component of other comprehensive income, net of tax. FAS 158 does not change existing generally accepted accounting principles used to determine net periodic benefit costs.

Recognition of the funded status of a defined benefit postretirement plan is effective for employers with publicly traded equity securities, such as BOK Financial, for fiscal years ending after December 15, 2006. Retrospective application of FAS 158 is not permitted.

The effect of FAS 158 on BOK Financial's statement of financial position will not be know until the December 31, 2006 valuation is completed. However, if FAS 158 had been effective at December 31, 2005, the prepaid pension expense asset would have been reduced from $21.9 million to $1.3 million and accumulated other comprehensive losses would have increased from $67.8 million to $80.4 million.

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

(2) Derivatives

The fair values of derivative contracts at September 30, 2006 are as follows (in thousands):
                                                 Assets         Liabilities
                                              -------------------------------
   Customer Risk Management Programs:
         Interest rate contracts                 $21,228         $22,991
         Energy contracts                        291,794         297,100
         Cattle contracts                          1,663           1,695
         Foreign exchange contracts                6,560           6,560
--------------------------------------------- ----------- --- ---------------
   Total Customer Derivatives                    321,245         328,346

   Interest Rate Risk Management Programs:
         Interest rate contracts                   1,179          10,938
--------------------------------------------- ----------- --- ---------------
     Total Derivative Contracts                 $322,424        $339,284
--------------------------------------------- ----------- --- ---------------

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

At September 30, 2006, BOK Financial owned the rights to service 56,157 mortgage loans with outstanding principal balances of $5.0 billion, including $471 million serviced for affiliates. The weighted average interest rate and remaining term was 6.13% and 277 months, respectively.

On March 31, 2006, the Company paid approximately $6.8 million to acquire the rights to service approximately $480 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

For the three and nine months ended September 30, 2006, mortgage banking revenue includes servicing fee income of $4.0 million and $12.3 million, respectively. For the three and nine months ended September 30, 2005, mortgage banking revenue includes servicing fee income of $4.0 million and $12.3 million, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 2006 is as follows (in thousands):

                                           Capitalized Mortgage Servicing Rights
                                         -----------------------------------------
                                                                                        Valuation
                                            Purchased     Originated       Total        Allowance         Net
                                         ---------------- ------------ --------------- ------------- ---------------
Balance at
    December 31, 2005                    $  8,606       $  52,905     $   61,511     $  (7,414)       $   54,097
Adoption of FAS 156 effective
    January 1, 2006                          (117)         (6,747)        (6,864)        7,414               550
Additions, net                              6,774           9,302         16,076             -            16,076
Change in fair value due to loan runoff    (1,798)         (5,910)        (7,708)            -           (7,708)
Change in fair value due to market
    changes                                  (238)          3,011          2,773             -             2,773
---------------------------------------- -- ---------- --- ---------- -- ---------- -- ------------- --- -----------
Balance at  September 30, 2006 (1)       $ 13,227      $   52,561     $   65,788     $       -        $   65,788
---------------------------------------- -- ---------- --- ---------- -- ---------- -- ------------- --- -----------
(1) Excludes approximately $796,000 of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.


Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant  assumptions  used to determine  fair value are:

                                                        September 30, 2006        December 31, 2005
                                                        ---------------------  -----------------------

Discount rate - risk-free rate plus a market premium              9.73%                   10.85%
-------------

Prepayment rate - based upon loan interest rate,
---------------
  original term and loan type                                 6.00% -18.90%           10.42% - 20.38%

Loan servicing costs - annually per loan based upon
--------------------
  loan type                                                     $43 - $58                $35 - $46

Escrow earnings rate - indexed to rates paid on deposit
--------------------
  accounts with comparable average life                         5.45%                     5.21%

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at September 30, 2006 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                 $      15,759      $ 33,313         $ 13,166        $3,550       $65,788
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1) $  1,061,900    $2,206,300        $ 942,700     $ 234,300   $ 4,445,200
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $471 million for loans serviced for affiliates and $54 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(4)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                               Nine Months Ended Sept. 30,
                                           ----------------------------------
                                               2006                2005
                                           --------------     ---------------
Proceeds                                $      229,324     $    1,110,707
Gross realized gains                               889              4,750
Gross realized losses                             (339)            (9,865)
Related federal and state income
   tax expense (benefit)                           192             (1,838)

(5) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. During the fourth quarter of 2005, the Company modified the Pension Plan to curtail benefit accruals effective April 1, 2006. During the nine months ended September 30, 2006 and 2005, net periodic pension cost was approximately $1.8 million and $4.8 million, respectively.

During the second quarter of 2006, the Company made Pension Plan contributions totaling $2.8 million, which funded the remaining maximum contribution for 2005 permitted under applicable regulations. The Company made no other Pension Plan contributions during the nine months ended September 30, 2006.

Management has been advised that no minimum contribution will be required for 2006. Due to the curtailment, the maximum allowable contribution for 2006 has not yet been determined.

(6) Shareholders' Equity

On October 31, 2006, the Board of Directors of BOK Financial Corporation approved a $0.15 per share quarterly common stock dividend. The quarterly dividend will be payable on or about November 30, 2006 to shareholders of record on November 13, 2006.

(7)  Earnings Per Share

The following table presents the Ended computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                            Three Months Ended          Nine Months Ended
                                                          -----------------------------------------------------
                                                           Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                                             2006        2005          2006        2005
                                                          -----------------------------------------------------
Numerator:
   Net income                                             $  52,660    $  50,827    $  162,392   $  153,347
   Preferred stock dividends                                      -            -             -         (375)
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                          52,660       50,827       162,392      152,972
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                      -            -            -           375
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders after assumed conversion        $  52,660    $  50,827    $  162,392   $  153,347
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                       66,756,458   66,427,447   66,749,141   63,239,165
   Effect of dilutive securities:
     Employee stock compensation plans (1)                   568,970      678,092      552,265      630,906
     Convertible preferred stock                                   -            -            -    3,143,454
---------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                             568,970      678,092      552,265    3,774,360
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions        67,325,428   67,105,539   67,301,406   67,013,525
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.79      $  0.77      $  2.43      $  2.42
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.78      $  0.76      $  2.41      $  2.29
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                   -         819,444      578,507      857,937

(8) Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2006 is as follows (in thousands):

                                               Net           Other           Other
                                             Interest      Operating       Operating            Net           Average
                                             Revenue        Revenue (1)     Expense            Income          Assets
                                              --------------------------------------------- -- ----------- -- --------------
Total reportable segments                  $  373,024      $  276,158      $  358,079       $     175,221  $  17,195,717
Unallocated items:
   Tax-equivalent adjustment                    4,998               -               -               4,998              -
   Funds management and other                 (15,612)          1,930          20,237             (17,827)      (629,615)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
BOK Financial consolidated                 $  362,410      $  278,088      $  378,316       $     162,392  $  16,566,102
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2005 is as follows (in thousands):

                                                 Net             Other          Other
                                               Interest        Operating       Operating          Net         Average
                                                Revenue       Revenue(1)        Expense         Income         Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $  323,009      $  265,388      $  337,302       $     147,901  $  15,404,839
Unallocated items:
   Tax-equivalent adjustment                    3,790               -               -               3,790              -
   Funds management and other                   6,156          (1,744)          7,901               1,656       (479,926)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
BOK Financial consolidated                 $  332,955      $  263,644      $  345,203       $     153,347  $  14,924,913
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

(9)  Contingent Liabilities

On October 10, 2006, the Securities and Exchange Commission (the "SEC") started a special examination of AXIA Investment Advisers, Inc. ("AXIA"). AXIA is a wholly-owned subsidiary of the Bank of Oklahoma, N.A. and the investment adviser to the American Performance Funds (the "Funds"), a family of mutual funds. The examination is focused on the BISYS Fund Services Ohio, Inc. (`BISYS") marketing assistance agreements with AXIA that were terminated in 2004. In September 2006, BISYS settled the SEC's two-year investigation of it by consenting to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" (1) the investment advisors to 27 different families of mutual funds to violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (2) the investment advisors to the 27 fund families to violate provisions of the Investment Company Act of 1940 (the "1940 Act") that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC; and (3) the 27 fund families to violate provision of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan. AXIA was one of the 27 advisers, and the Funds one of the mutual fund families, to which the SEC referred. AXIA is not bound by the SEC BISYS Order and disagrees with its findings as they relate to AXIA. Although the SEC's examination of AXIA has just begun, the Company does not expect the examination or any action the SEC may take based upon it to have a material adverse effect on the Company.

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

As of September 30, 2006, outstanding commitments and letters of credit were as follows (in thousands):

                                               Sept. 30,
                                                2006
                                            --------------
Commitments to extend credit                $  5,027,486
Standby letters of credit                        472,853
Commercial letters of credit                      16,493
Commitments to purchase securities                35,012

-------------------------------------------------------------------------------------------------------------------------------
Nine Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Nine Months Ended
                                          -------------------------------------------------------------------------------------
                                                      September 30, 2006                          September 30, 2005
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $ 4,779,427     $ 166,267      4.66 %       $ 4,754,020     $ 152,578     4.31%
  Tax-exempt securities (3)                 280,700         11,137       5.41           221,392         8,540       5.16
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                    5,060,127       177,404      4.70           4,975,412       161,118     4.34
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                        20,723          722          4.66           14,506          527         4.86
  Funds sold and resell agreements          35,027          1,295        4.94           32,073          706         2.94
  Loans (2)                                 9,485,916       545,082      7.68           8,315,930       397,133     6.38
     Less reserve for loan losses           106,020         -            -              110,823         -           -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                     9,379,896       545,082      7.77           8,205,107       397,133     6.47
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                14,495,773      724,503      6.69           13,227,098      559,484     5.66
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                     2,070,329                                   1,697,815
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $ 16,566,102                                $ 14,924,913
-------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                     $ 5,380,045       105,575      2.62 %       $ 4,261,669       48,646      1.53%
  Savings deposits                          151,643         1,043        0.92           161,153         814         0.68
  Time deposits                             4,233,166       134,733      4.26           3,785,850       96,490      3.41
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits       9,764,854       241,351      3.30           8,208,672       145,950     2.38
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                               1,997,804       71,747       4.80           1,978,594       43,692      2.95
  Other borrowings                          772,032         28,942       5.01           978,280         23,413      3.20
  Subordinated debentures                   293,795         15,055       6.85           216,561         9,684       5.98
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities     12,828,485      357,095      3.72           11,382,107      222,739     2.62
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                           1,471,014                                   1,633,718
  Other liabilities                         686,606                                     462,472
  Shareholders' equity                      1,579,997                                   1,446,616
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'  $ 16,566,102                                $ 14,924,913
        equity
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                   367,408      2.97%                          336,745     3.04 %
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                               3.39                                       3.41
     Less tax-equivalent adjustment (1)                     4,998                                       3,790
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                        362,410                                     332,955
Provision for credit losses                                 12,449                                      7,991
Other operating revenue                                     277,900                                     259,602
Other operating expense                                     378,316                                     345,203
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                         249,545                                     239,363
Federal and state income tax                                87,153                                      86,016
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $ 162,392                                   $ 153,347
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $ 2.43                                      $ 2.42
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $ 2.41                                      $ 2.29
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2006                            June 30, 2006
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,694,588   $    54,589       4.63%    $   4,783,280   $    56,632       4.75%
  Tax-exempt securities (3)                     306,170         4,187       5.43           273,305         3,485       5.12
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,000,758        58,776       4.68         5,056,585        60,117       4.77
------------------------------------------------------------------------------------------------------------------------------
 Trading securities                             21,721           226       4.13            23,672           287       4.86
  Funds sold and resell agreements               51,518           649       5.00            32,048           407       5.09
  Loans (2)                                   9,813,602       197,665       7.99         9,472,309       181,269       7.68
    Less reserve for loan losses                106,474             -         -            106,048             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                       9,707,128       197,665       8.08         9,366,261       181,269       7.76
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 14,781,125       257,316       6.91        14,478,566       242,080       6.71
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,049,998                                  2,085,724
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  16,831,123                              $  16,564,290
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   5,458,280   $    39,571       2.88 %   $   5,353,413   $    34,875       2.61 %
  Savings deposits                              146,276           360       0.98           153,200           353       0.92
  Time deposits                               4,314,672        48,540       4.46         4,220,204        44,798       4.26
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits          9,919,228        88,471       3.54         9,726,817        80,026       3.30
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,138,749        27,568       5.11         2,118,211        25,696       4.87
  Other borrowings                              750,247        10,253       5.42           684,431         8,682       5.09
  Subordinated debentures                       293,146         5,210       7.05           292,474         4,930       6.76
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      13,101,370       131,502       3.98        12,821,933       119,334       3.73
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,453,163                                  1,474,835
  Other liabilities                             657,269                                    695,418
  Shareholders' equity                        1,619,321                                  1,572,104
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  16,831,123                              $  16,564,290
         equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    125,814       2.93%                    $    122,746        2.98%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.38                                       3.40
   Less tax-equivalent adjustment (1)                           1,836                                      1,640
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          123,978                                    121,106
Provision for credit losses                                     5,254                                      3,795
Other operating revenue                                        97,583                                     90,880
Other operating expense                                       138,810                                    122,127
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            77,497                                     86,064
Federal and state income tax                                   24,837                                     31,080
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    52,660                                $    54,984
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.79                                $      0.82
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.78                                $      0.82
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2006                         December 31, 2005                      September 30, 2005
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,862,313  $    55,046       4.60%  $   4,816,263   $    53,375       4.44% $   4,800,698  $    51,946       4.28%
        262,124        3,465       5.36         243,521         3,046       5.05        231,097        2,888       4.96
-------------------------------------------------------------------------------------------------------------------------
      5,124,437       58,511       4.64       5,059,784        56,421       4.47      5,031,795       54,834       4.31
-------------------------------------------------------------------------------------------------------------------------
         16,722          209       5.07          20,595           243       4.68         14,560          171       4.66
         21,181          239       4.58          57,656           581       4.00         44,882          386       3.41
      9,164,706      166,148       7.35       9,005,546       158,387       6.98      8,635,732      144,954       6.66
        105,135            -         -          108,998             -         -         109,840            -         -
-------------------------------------------------------------------------------------------------------------------------
      9,059,571      166,148       7.44       8,896,548       158,387       7.06      8,525,892      144,954       6.75
-------------------------------------------------------------------------------------------------------------------------
     14,221,911      225,107       6.42      14,034,583       215,632       6.12     13,617,129      200,345       5.83
-------------------------------------------------------------------------------------------------------------------------
      2,048,328                               2,168,128                               1,970,746
-------------------------------------------------------------------------------------------------------------------------
  $  16,270,239                           $  16,202,711                           $  15,587,875
-------------------------------------------------------------------------------------------------------------------------


  $   5,327,004  $    31,129       2.37%  $   4,821,627   $    24,075       1.98% $   4,533,912  $    18,968       1.66%
        155,554          330       0.86         154,316           292       0.75        157,772          280       0.70
      4,162,952       41,395       4.03       4,216,625        40,083       3.77      3,958,948       35,255       3.53
-------------------------------------------------------------------------------------------------------------------------
      9,645,510       72,854       3.06       9,192,568        64,450       2.78      8,650,632       54,503       2.50
-------------------------------------------------------------------------------------------------------------------------

      1,731,983       18,483       4.33       1,812,752        17,914       3.92      2,067,432       17,738       3.40
        882,878       10,007       4.60       1,049,635        10,807       4.08      1,047,423        9,510       3.60
        295,792        4,915       6.74         296,021         4,683       6.28        297,284        4,477       5.97
-------------------------------------------------------------------------------------------------------------------------
     12,556,163      106,259       3.43      12,350,976        97,854       3.14     12,062,771       86,228       2.84
-------------------------------------------------------------------------------------------------------------------------
      1,485,398                               1,530,504                               1,424,102
        680,897                                 814,192                                 613,667
      1,547,781                               1,507,039                               1,487,335
-------------------------------------------------------------------------------------------------------------------------
  $  16,270,239                           $  16,202,711                           $  15,587,875
-------------------------------------------------------------------------------------------------------------------------
                 $    118,848      2.99%                  $    117,778      2.98%                $    114,117      2.99%
                                                                                      3.05

                                   3.39                                     3.34                                   3.32
                       1,522                                    1,392                                  1,289
-------------------------------------------------------------------------------------------------------------------------
                     117,326                                  116,386                                112,828
                       3,400                                    4,450                                  3,976
                      89,437                                   87,344                                 86,855
                     117,379                                  123,903                                117,034
-------------------------------------------------------------------------------------------------------------------------
                      85,984                                   75,377                                 78,673
                      31,236                                   27,219                                 27,846
------------------------------------------------------------------------------------------------------------------------
                 $    54,748                              $    48,158                            $    50,827
-------------------------------------------------------------------------------------------------------------------------


                 $      0.82                              $      0.72                            $      0.77
-------------------------------------------------------------------------------------------------------------------------
                 $      0.81                              $      0.72                            $      0.76
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2006.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
         Period            Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

July 1, 2006 to                11,618           $50.53                   8,796                            1,791,474
July 31, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

August 1, 2006 to              36,919           $53.11                   2,651                            1,788,823
August 31, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

September 1, 2006 to           61,089           $52.01                  60,000                            1,728,823
   September 30, 2006
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                         109,626                                    71,447
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of September 30, 2006, the Company had repurchased 271,177 shares under the new plan.

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



Item 6. Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BOK FINANCIAL CORPORATION
                                              (Registrant)


Date:         November 9, 2006             /s/ Steven E. Nell
        ----------------------------       ----------------------------------
                                           Steven E. Nell
                                           Executive Vice President and
                                           Chief Financial Officer


                                           /s/ John C. Morrow
                                           ----------------------------------
                                           John C. Morrow
                                           Senior Vice President and Director
                                           of Financial Accounting & Reporting