Form 10-K
period 2006-12-31
BOK FINANCIAL CORP ET AL
filed 2007-03-01
CIK 875357

As filed with the Securities and Exchange Commission on February 28, 2007

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                           Commission File No. 0-19341

                            BOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                  -------------

                  Oklahoma                               73-1373454
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

           Bank of Oklahoma Tower
                P.O. Box 2300
               Tulsa, Oklahoma                             74192
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

Large accelerated filer |X|  Accelerated filer |_|    Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1,071,281,120 (based on the June 30, 2006 closing price of Common Stock of $49.67 per share). As of January 31, 2007, there were 67,501,413 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders.

================================================================================

                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I
1.     Business                                                               1

1A.    Risk Factors                                                           5

1B.    Unresolved Staff Comments                                              7

2.     Properties                                                             7

3.     Legal Proceedings                                                      7

4.     Submission of Matters to a Vote of Security Holders                    7

                                     PART II

5.     Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities                      8

6.     Selected Financial Data                                                9

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 11

7A.    Quantitative and Qualitative Disclosures About Market Risk            44

8.     Financial Statements and Supplementary Data                           46

9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                              94

9A.    Controls and Procedures                                               94

9B.    Other Information                                                     94

                                    PART III

10.    Directors, Executive Officers and Corporate Governace                 95

11.    Executive Compensation                                                95

12.    Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                       95

13.    Certain Relationships and Related Transactions, and
       Director Independence                                                 96

14.    Principal Accounting Fees and Services                                96

                                     PART IV

15.    Exhibits, Financial Statement Schedules                               96

       Signatures                                                           102

       Chief Executive Officer Section 302 Certification, Exhibit 31.1      104

       Chief Financial Officer Section 302 Certification, Exhibit 31.2      105

       Section 906 Certifications, Exhibit 32                               106

                                     PART I

ITEM 1. BUSINESS

                                     General

Developments relating to individual aspects of the business of BOK Financial Corporation ("BOK Financial" or "the Company") are described below. Additional discussion of the Company's activities during the current year appears within
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Information regarding BOK Financial's acquisitions is set forth in Note 2 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein.

                             Description of Business

BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial offers full service banking in Oklahoma, Dallas and Houston, Texas, Albuquerque, New Mexico, Northwest Arkansas, Denver, Colorado, Phoenix, Arizona, and Kansas City, Kansas. Principal subsidiaries are Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and Bank of Kansas City, N.A. (collectively, the "Banks"). Other subsidiaries include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting. Other non-bank subsidiary operations are not significant.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Kansas. We are currently exploring opportunities for further growth in our regional markets and expansion into new markets through acquisitions or de novo banking operations.

Our primary focus is to provide a broad range of financial products and services, including loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Our revenue sources are diversified. Approximately 43% of our revenue comes from commissions and fees.

Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities.

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

                               Operating Segments

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. Wealth management also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consists primarily of corporate and consumer banking activities in the respective local markets. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 18 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

                                   Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2006.

BOk is the largest banking subsidiary of BOK Financial and has the largest market share in Oklahoma with 12% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 25% and 9% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. BOk also competes with regional and locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Through other subsidiary banks, BOK Financial competes in Dallas-Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, Northwest Arkansas, and Kansas City, Kansas. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 1% in each of the Dallas-Fort Worth and Houston areas. Bank of Albuquerque has a number four market share position with 12% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arizona operates as a community bank with locations in Phoenix, Scottsdale and Tucson. Bank of Arkansas serves Benton and Washington counties in Arkansas, and Bank of Kansas City serves the Kansas City market. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                   Employees

As of December 31, 2006, BOK Financial and its subsidiaries employed 3,958 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2006, BOK Financial's Tier 1 and total capital ratios under these guidelines were 9.78% and 11.58%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2006 was 8.79%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2006.

The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord, with an update in November 2005 ("Basel II"). Basel II provides two approaches for setting capital standards for credit risk -- an internal ratings-based approach tailored to individual institutions' circumstances (which for many asset classes is itself broken into a "foundation" approach and an "advanced or A-IRB" approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing Basel II in the United States that would apply only to internationally active banking organizations -- defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more -- but that other U.S. banking organizations could elect but would not be required to apply. Furthermore, the U.S. agencies are proposing only to implement the most advanced version of Basel II, the A-IRB option. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of Basel II. These latter proposed amendments, often referred to as "Basel I-A", would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not "opt in" to that approach. The agencies previously had issued advance notices of proposed rulemaking on both proposals (in August 2003 regarding the A-IRB approach of Basel II for internationally active banking organizations and in October 2005 regarding Basel I-A).

The comment periods for both of the agencies' notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent that 2008 be the first allowable year for a parallel run of Basel II, with transitional floors in place for approximately three years thereafter.

BOK Financial is not an internationally active banking organization and has not made a determination as to whether or when it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading "Borrowings and Capital" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Deposit Insurance


Substantially all of the deposits of BOK Financial are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. BOK Financial was not required to pay any deposit insurance premiums in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, BOK Financial received a one-time assessment credit of $6.0 million that can be applied against future premiums, subject to certain limitations. During 2006, BOK Financial paid $1.5 million in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Dividends

The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $107 million of dividends without regulatory approval as of December 31, 2006. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $32 million as of December 31, 2006. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

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

Certain industry-specific economic factors also affect BOK Financial. For example, a portion of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry, which is historically a cyclical industry. Low commodity prices may adversely affect that industry and, consequently, may affect BOK Financial's business negatively. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in Oklahoma and the Southwest region could also have an adverse effect on BOK Financial's operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $130 million, net of depreciation and amortization. The Company's principal offices are located in leased premises in the Bank of Oklahoma Tower, Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma, Dallas-Forth Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Kansas. Primary operations facilities are located in Tulsa, Oklahoma, Dallas, Texas, and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 6 and 15 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 15 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of January 31, 2007, common shareholders of record numbered 1,138 with 67,501,413 shares outstanding.

The highest and lowest closing bid price for shares of BOK Financial common stock follows:

                         First          Second          Third         Fourth
                         ---------------------------------------------------
     2006:
       Low               $44.40         $46.85          $48.13        $50.40
       High               47.65          49.60           53.30         54.98

     2005:
       Low               $39.79         $40.09          $45.26        $43.54
       High               48.97          46.02           49.30         48.53

                      Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2001 and ending December 31, 2006.*

                     Comparison of Cumulative Total Return

                              [LINE GRAPH OMITTED]

=================================================================================================================
                                   12/31/2001   12/31/2002   12/31/2003    12/31/2004   12/31/2005   12/31/2006
=================================================================================================================
BOKF                                    100.00   $ 105.97     $ 130.60     $ 169.55      $ 159.01     $ 193.09
-----------------------------------------------------------------------------------------------------------------
NASDQ Bank Stocks                       100.00   $ 102.37     $ 131.69     $ 150.71      $ 147.23     $ 165.21
-----------------------------------------------------------------------------------------------------------------
KBW 50 Bank                             100.00   $  92.95     $ 124.59     $ 137.11      $ 138.72     $ 165.63
-----------------------------------------------------------------------------------------------------------------
NASDQ (CRSP U.S. Company)               100.00   $  69.13     $ 103.36     $ 112.49      $ 114.88     $ 126.22
=================================================================================================================

* Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2001. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. During the periods shown, no dividends were paid on BOK Financial Common Stock except (i) on May 18, 2001, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 7, 2001,
      (ii) on May 29, 2002, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 13, 2002, (iii) on May 31, 2003, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 10, 2003, (iv) and on May 31, 2004, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 10, 2004. Cash dividends on Common Stock, which were first paid in 2005, are assumed to have been reinvested in BOK Financial Common Stock.

The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. The specific timing and amount of shares repurchased will vary based upon market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. As of December 31, 2006, the Company had repurchased 278,677 shares under the new plan for $13.4 million.

During the second quarter of 2005, the board of directors approved the Company's first quarterly cash dividend of $0.10 per common share. The quarterly cash dividend replaced the annual dividend historically paid in shares of common stock. Concurrent with the first quarterly cash dividend, holders of the Company's convertible preferred stock exercised their conversion rights. All of the Series A Preferred Stock was converted into 6,920,666 common shares. The Company declared cash dividends of $0.55 and $0.30 per common share in 2006 and 2005, respectively. For the year ended December 31, 2006, the Company's payout ratio of common dividends to earnings was 17.27%.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2005.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                              Maximum
                                                                                                             Number of
                                                                                                            Shares that
                                                                                  Total Number of Shares     May Yet Be
                                                                                   Purchased as Part of      Purchased
                                              Total Number of    Average Price      Publicly Announced       Under the
                     Period                Shares Purchased (2)  Paid per Share    Plans or Programs (1)       Plans
-----------------------------------------------------------------------------------------------------------------------
October 1, 2006 to October 31, 2006                  11,173          $53.15                   --            1,728,823
-----------------------------------------------------------------------------------------------------------------------
November 1, 2006 to November 30, 2006                15,273          $52.62                7,500            1,721,323
-----------------------------------------------------------------------------------------------------------------------
December 1, 2006 to December 31, 2006                49,018          $53.49                   --            1,721,323
-----------------------------------------------------------------------------------------------------------------------
Total                                                75,464                                7,500
-----------------------------------------------------------------------------------------------------------------------

(1) On April 26, 2005, the Company's board of directors authorized a new stock repurchase plan to repurchase up to two million shares of the Company's common stock. As of December 31, 2006, the Company had repurchased 278,677 shares under the new plan.
(2) The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee stock option exercises.

BOK Financial entered into a limited price guarantee on a portion of the shares issued in the Bank of Tanglewood acquisition on October 25, 2002. Additional discussion of this price guarantee is set forth under the "Off-Balance Sheet Arrangements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

For additional disclosure regarding stockholder matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 13 and 16 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, "Management's Discussion and Analysis of Financial Condition and results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1 Consolidated Selected Financial Data
        (Dollars In Thousands Except Per Share Data)

                                                                                             December 31,
                                                                --------------------------------------------------------------------

                                                                     2006         2005           2004          2003          2002
                                                                --------------------------------------------------------------------
Selected Financial Data
   For the year:
     Interest revenue                                           $   986,429   $   769,934    $   614,284   $   565,173  $   574,913
     Interest expense                                               499,741       320,593        191,041       173,678      205,581
     Net interest revenue                                           486,688       449,341        423,243       391,495      369,332
     Provision for credit losses                                     18,402        12,441         20,439        35,636       33,730
     Net income                                                     212,977       201,505        179,023       158,360      147,871
   Period-end:
     Loans, net of reserve                                       10,606,306     9,036,102      7,820,349     7,369,105    6,797,132
     Assets                                                      18,059,624    16,327,069     14,145,660    13,595,598   12,263,233
     Deposits                                                    12,386,705    11,375,318      9,674,398     9,219,863    8,128,525
     Subordinated debentures                                        297,800       295,964        151,594       154,332      155,419
     Shareholders' equity                                         1,721,022     1,539,154      1,398,494     1,228,630    1,099,526
     Nonperforming assets(2)                                         35,652        33,638         56,423        59,867       56,574

Profitability Statistics
   Earnings per share (based on average equivalent shares):
     Basic                                                      $      3.19   $      3.14    $      3.00   $      2.67  $      2.59
     Diluted                                                           3.16          3.01           2.68          2.38         2.30
   Percentages (based on daily averages):
     Return on average assets                                          1.27%         1.29%          1.28%         1.24%        1.31%
     Return on average shareholders' equity                           13.23         13.78          13.80         13.66        15.75
     Average shareholders' equity to average assets                    9.58          9.38           9.25          9.07         8.30

Common Stock Performance
   Per Share:
     Book value per common share(5)                             $     25.66   $     23.07    $     23.28   $     20.60  $     18.56
     Market price: December 31 close                                  54.98         45.43          48.76         38.72        32.39
     Market range - High close                                        54.98         49.31          49.18         41.02        36.52
                  - Low close                                         44.43         39.79          37.29         31.00        26.80
     Cash dividends declared                                           0.55          0.30             --            --           --

Selected Balance Sheet Statistics
   Period-end:
     Tier 1 capital ratio                                              9.78%         9.84%         10.02%         9.15%        8.98%
     Total capital ratio                                              11.58         12.10          11.67         11.31        11.95
     Leverage ratio                                                    8.79          8.30           7.94          7.17         6.88
     Reserve for loan losses to nonperforming loans                  403.07        412.83         206.26        217.89       208.31
     Reserve for loan losses to loans(1)                               1.03          1.14           1.38          1.55         1.53
     Combined reserves for credit losses to loans(1), (4)              1.22          1.37           1.61          1.73         1.72

Miscellaneous (at December 31)
   Number of employees (full-time equivalent)                         3,958         3,825          3,548         3,449        3,402
   Number of banking locations                                          163           150            149           142          130
   Number of TransFund locations                                      1,649         1,421          1,389         1,442        1,390
   Trust assets                                                 $31,704,091   $28,464,745    $24,589,053   $21,283,791  $15,804,222
   Mortgage loan servicing portfolio(3)                           4,988,611     4,492,524      4,486,513     4,746,279    5,754,548
====================================================================================================================================

(1)   Excludes residential mortgage loans held for sale.
(2) Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
(3)   Includes outstanding principal for loans serviced for affiliates.
(4) Includes reserve for loan losses and reserve for off-balance sheet credit losses.
(5) Conversion of Series A preferred stock added 6.9 million common shares outstanding in 2005.

Management's Assessment of Operations and Financial Condition

Overview

BOK Financial Corporation ("BOK Financial" or "the Company") is a financial holding company that offers full service banking in Oklahoma, Northwest Arkansas, Dallas and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Kansas. The Company was incorporated in 1990 in Oklahoma and is headquartered in Tulsa, Oklahoma. Activities are governed by the Bank Holding Company Act of 1956, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. Principal banking subsidiaries are Bank of Oklahoma, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Bank of Texas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A. and Bank of Kansas City, N.A. Other subsidiaries include BOSC, Inc. a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets in contiguous states. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado and Phoenix, Arizona. During 2006, we began full-service banking operations in Kansas City, Kansas. We are currently exploring opportunities for further growth in our regional markets and expansion into new markets through acquisitions or de novo banking operations.

Our primary focus is to provide a broad range of financial products and services, including loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Our revenue sources are diversified. Approximately 43% of our revenue comes from commissions and fees.

Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high-quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities.

Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making through the boards of directors for each of our bank subsidiaries.

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides private financial services, brokerage and trading, and investment advisory services in all markets. Wealth management also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consists primarily of corporate and consumer banking activities in the respective local markets.

Performance Summary

BOK Financial's net income for 2006 totaled $213.0 million or $3.16 per diluted share compared with $201.5 million or $3.01 per diluted share in 2005. Returns on average assets and shareholders' equity were 1.27% and 13.23%, respectively, for 2006 compared with 1.29% and 13.78%, respectively, for 2005. The decrease in return on average shareholders' equity primarily reflected growth in average equity from 9.38% of assets for 2005 to 9.58% of assets in 2006. We generally retain capital necessary to support continued asset and earnings growth.

Net income growth for 2006 was attributed primarily to increases in both net interest revenue and fees and commissions revenue. Net interest revenue grew $37.3 million or 8% during 2006 while fees and commissions revenue increased $26.8 million or 8%. Revenue growth was partially offset by a $6.0 million increase in the provision for credit losses and higher operating expenses.

Average earning assets increased $1.3 billion for 2006, including a $1.2 billion increase in average outstanding loans. Growth in average earning assets was funded by a $1.4 billion increase in interest-bearing liabilities. Growth in average interest-bearing liabilities also funded a $134 million decrease in average demand deposits. Net interest margin was 3.36% for 2006, down 3 basis points from the previous year.

Fees and commissions totaled $371.7 million, an 8% increase over 2005. Brokerage and trading revenue, transaction card revenue and trust fees grew 8%, 9% and 9%, respectively due primarily to increases in transaction volumes or the value of assets managed. Other revenue increased $10.7 million or 31% due largely to fees earned on margin assets carried in support of the Company's derivatives business and income earned on investments in bank-owned life insurance. Mortgage banking revenue decreased $3.7 million or 12% due primarily to lower loan production volume and originated servicing right values.

Operating expenses increased $43.2 million or 9% compared with 2005 due primarily to increased personnel costs. Personnel costs increased $37.3 million or 14%. Total employment and average compensation per employee grew. Incentive compensation also increased over last year. All other operating expenses combined were up $5.9 million or 3% over 2005.

Net income for the fourth quarter of 2006 totaled $50.6 million or 75 cents per diluted share compared with $48.2 million or 72 cents per diluted share for the fourth quarter of 2005. Net interest revenue grew $7.9 million or 7% due to earning asset growth, partially offset by a 9 basis point reduction in net interest margin. Fees and commissions revenue increased $6.1 million or 7% due primarily to fees earned on customer derivative accounts and revenue earned on bank-owned life insurance. Operating expenses increased $10.1 million or 8% due to higher personnel costs.

Critical Accounting Policies

Application of Critical Accounting Policies

Preparation of our consolidated financial statements is based on the selection of certain accounting policies, which requires management to make significant assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect financial condition and results of operations. Application of these critical accounting policies and estimates has been discussed with the appropriate committees of the Board of Directors. New accounting policies first adopted in 2006 included Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156") and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined-Benefit Pension and Other Post-retirement Plans" ("FAS 158") .

Reserves for Loan Losses and Off-Balance Sheet Credit Losses

Reserves for loan losses and off-balance sheet credit losses are assessed by management based on an ongoing evaluation of the probable estimated losses inherent in the portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed that includes reserves assigned to specific loans and commitments, general reserves that are based on a statistical migration analysis and nonspecific reserves that are based on analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors.

An independent Credit Administration department is responsible for performing this evaluation for all of our subsidiaries to ensure that the methodology is applied consistently.

All significant loans and commitments that exhibit weaknesses or deteriorating trends are reviewed quarterly. Specific reserves for impairment are determined through evaluation of estimated future cash flows and collateral values in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan", regulatory accounting standards and other authoritative literature.

General reserves for commercial and commercial real estate loan losses, and related commitments, are determined primarily through an internally developed migration analysis model. The purpose of this model is to determine the probability that each credit relationship in the portfolio has an inherent loss based on historical trends. We use an eight-quarter aggregate accumulation of net losses as a basis for this model. Greater emphasis is placed on loan losses in more recent periods. A minimum reserve level is established for each loan grade based on long-term loss history. This model assigns a general reserve to all commercial loans and leases and commercial real estate loans, excluding loans that have a specific impairment reserve.

Separate models are used to determine the general reserve for residential mortgage loans, excluding residential mortgage loans held for sale, and consumer loans. The general reserve for residential mortgage loans is based on an eight-quarter average percent of loss. General reserves for consumer loans are based on a migration of loans from current status to loss. Separate migration factors are determined by major product line, such as indirect automobile loans and direct consumer loans.

Nonspecific reserves are maintained for risks beyond those factors specific to a particular loan or those identified by the migration models. These factors include trends in the general economy in our primary lending areas, conditions in specific industries where we have a concentration, such as energy, real estate and agriculture, and overall growth in the loan portfolio. Evaluation of the nonspecific reserves also considers duration of the business cycle, regulatory examination results, potential errors in the migration analysis models and the underlying data, and other relevant factors. A range of potential losses is determined for each factor identified.

A separate reserve for off-balance sheet credit risk is maintained. The provision for credit losses includes the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses after funds are advanced against outstanding commitments and after the exhaustion of collection efforts.

Valuation of Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. These rights are either purchased from other lenders or retained from sales of loans we have originated. Effective January 1, 2006, the Company elected the fair value method of accounting for mortgage servicing rights as permitted by FAS 156. Originated mortgage servicing rights are initially recognized at fair value. Subsequent changes in fair value are recognized in earnings as they occur. Previously, originated mortgage servicing rights were initially recognized based on the relative fair value of the servicing rights retained and subsequently carried at the lower of amortized cost or fair value. A valuation allowance was provided for the excess of amortized cost over fair value of the servicing rights stratified by interest rate and loan type.

There is no active market for trading in mortgage servicing rights. We use a cash flow model to determine fair value. Key assumptions and estimates used by this model include projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates and are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions. Prepayment projections determined by this model are adjusted to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our servicing rights by $3.2 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our servicing rights by $4.7 million.

Intangible Assets

Intangible assets, which consist primarily of goodwill, core deposit intangible assets and other acquired intangibles, for each business unit are evaluated for impairment annually or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of each of our business units is estimated by the discounted future earnings method. Income growth is projected over five years for each unit and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.

At December 31, 2006, Bank of Texas had $155 million or 65% of total goodwill and Colorado State Bank & Trust had $42 million or 18% of total goodwill. Because of the large concentration of goodwill in these business units, the fair value determined by the discounted future earnings method was corroborated by comparison to the fair value of publicly traded banks of similar size and characteristics. No goodwill impairment was indicated by either valuation method. In addition, the effect of a 10% negative change in assumptions used to evaluate goodwill impairment using the discounted future earnings method was simulated. No impairment was indicated by this simulation.

Intangible assets with finite lives, such as core deposit intangible assets, are amortized over their estimated useful lives. Such assets are reviewed for impairment whenever events indicate that the remaining carrying amount may not be recoverable.

Valuation of Derivative Instruments

We use interest rate derivative instruments to manage our interest rate risk. We also offer interest rate, commodity, and foreign exchange derivative contracts to our customers. All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate contracts used to manage our interest rate risk are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. Interest rate, commodity and foreign exchange contracts used in our customer hedging programs are either provided by third-party dealers or based on valuations generated internally by a third-party provided pricing model. This model uses market inputs to estimate fair values. Changes in assumptions used in this pricing model could significantly affect the reported fair values of derivative assets and liabilities, though the net effect of these changes should not significantly affect earnings. Fair values determined by the internal model are corroborated by comparison against an independent valuation.

Credit risk is considered in determining the fair value of derivative instruments. Deterioration in the credit rating of customers or dealers reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period.

Income Taxes

Determination of income tax expense and related assets and liabilities is complex and requires estimates and judgments when applying tax laws, rules, regulations and interpretations. It also requires judgments as to future earnings and the timing of future events. Accrued income taxes represent an estimate of net amounts due to or from taxing jurisdictions based upon these estimates, interpretations and judgments.

We recognize the benefit of uncertain tax positions when based upon all relevant evidence it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. A reserve for the uncertain portion of the tax benefit, including estimated interest and penalties, is part of our current accrued income tax liability. Estimated penalties and interest are recognized in income tax expense. This reserve for uncertain tax positions may reduce income tax expense in future periods if the uncertainty is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations or changes in facts and circumstances.

Pensions

The Company maintains a defined-benefit, cash-balance pension plan to all employees who satisfy certain age and length of service requirements. Benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Accounting for this plan requires management to make assumptions regarding the expected long-term rate of return on plan assets and the discount rate. Changes in these assumptions affect pension liability and pension expense. Management, in consultation with independent actuaries, bases its assumptions on currently available information.

All plan assets are invested in the American Performance Balanced Fund. The expected long-term return on plan assets is based on this fund's life-to-date performance, adjusted for any known or expected changes in the fund's compositions or objectives. The discount rate is based on current yields of high-quality fixed income securities such as AA rate industrial and utility bonds with terms that approximate the average remaining life of plan participants. A 25 basis point decrease in the discount rate increases the pension liability by approximately $1.2 million or 2% and has no significant effect on pension expense because of the curtailment of benefits in 2006.

FAS 158 was issued during 2006 and, for the Company, was effective December 31, 2006. Among other things, FAS 158 required that financial statements recognize the funded status of the benefit plans. For a pension plan, the funded status is the difference between the fair value of plan assets and the projected benefit obligation measured as of the fiscal year-end date. The Company was required to reduce its prepaid pension asset to the net funded status of the pension plan and charge $18.6 million, less deferred income taxes, against shareholders' equity. FAS 158 had no effect on pension expense recognition.

Stock-Based Compensation

Stock-based compensation consists of stock options and non-vested shares awarded officers and employees of the Company. Awards may be granted on a discretionary basis as described in the employee stock option plan or as required by employment agreements and incentive compensation plans with certain executive officers. Accounting for stock-based compensation requires management to make assumptions regarding the valuation of financial instruments for which there are no readily available market values, achievement of specified performance conditions and expected forfeiture rates.

The majority of our stock options have graded vesting. One-seventh of the options awarded vest annually starting one year after the grant date. Options expire three years after vesting. Each tranche of these options is considered a separate award when determining fair value.

We use the Black-Scholes option pricing model. This model requires assumptions of expected volatility of our stock price and expected term between grant date and exercise date, along with other input to determine fair value. Expected volatility is based on historical changes in our stock price measured over a period that approximates the expected term of our stock options. Expected term and forfeitures are based on historical trends. Information about assumptions used to value stock options can be found in Note 13 to the Consolidated Financial Statements. Non-vested shares, which cliff-vest five years after the grant date, are valued at the grant-date market price for BOK Financial common stock.

Stock options are generally granted annually. Certain key terms and conditions of the awards, such as vesting periods and expiration dates, are defined by the stock option plan document. The number of options to be awarded to each individual employee is recommended by management and approved by the Independent Compensation Committee of the Board of Directors prior to setting the exercise price. The exercise price of the options is the closing price for the Company's common stock on the second business Friday of January, which is the grant date.

Executive incentive plans and individual employment agreements include performance conditions that may increase or decrease the number of awards granted based on future events. Unrecognized compensation cost, which generally will be recognized as expense over the service period, based on the probable outcome of these conditions is $15.6 million. Future compensation cost ranges from approximately $7.2 million if none of the performance conditions are met to $21.2 million if all of the performance conditions are met.

BOK Financial adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" ("FAS 123R") as of January 1, 2006. In 2003, the Company had adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" by restating prior years' financial statements. Adoption of FAS 123R did not significantly affect the Company's financial statements. Excess tax benefits from share-based payments recognized in capital surplus were determined by the excess of tax benefits recognized over the tax effect of compensation cost recognized.

Assessment of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $493.7 million for 2006 compared with $454.5 million for 2005. Net interest revenue growth was driven primarily by a $1.3 billion increase in average earning assets. Average outstanding loans increased $1.2 billion. Growth in average earning assets was funded primarily by a $1.4 billion increase in interest-bearing liabilities, partially offset by a $134 million decrease in average demand deposit accounts. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on average interest-bearing liabilities both increased during 2006 due primarily to rising short-term interest rates. Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets decreased to 3.36% in 2006 compared with 3.39% in 2005. The decrease in net interest margin reflected loan spread compression, a shift in certain deposit types to higher costing products and a stagnant non-rate funds gap. Beginning in late 2004, the weighted average spread of our commercial loan portfolio over LIBOR funding sources decreased from approximately 290 basis points to approximately 250 basis points due largely to competitive pricing pressure. Over the same period, deposit account balances have been steadily migrating to higher costing products as depositors became more aware of rising rates. In addition, while earning assets have grown significantly over the past year, the non-rate funds gap has declined as a percent of earning assets. Non-rate funds, which include demand deposits, other liabilities and shareholders' equity, decreased from 25% of total liabilities and equity in 2005 to 22% in 2006.

Table 2 Volume/Rate Analysis
        (In Thousands)

                                                               2006/2005                                   2005/2004
                                                ---------------------------------------     ---------------------------------------
                                                                    Change Due To(1)                            Change Due To(1)
                                                               ------------------------                    ------------------------
                                                  Change         Volume      Yield/Rate       Change        Volume       Yield/Rate
                                                ---------------------------------------     ---------------------------------------
Tax-equivalent interest revenue:
  Securities                                    $  20,564      $  4,262      $  16,302      $   7,983      $  5,232      $   2,751
  Trading securities                                  274           260             14            141            (6)           147
  Loans                                           196,884        86,991        109,893        146,735        50,282         96,453
  Funds sold and resell agreements                    554           (98)           652            934           475            459
----------------------------------------------------------------------------------------------------------------------------------
Total                                             218,276        91,415        126,861        155,793        55,983         99,810
----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                             76,265        23,499         52,766         37,204         6,936         30,268
  Savings deposits                                    302           (89)           391            131           (64)           195
  Time deposits                                    49,941        15,148         34,793         28,632        10,101         18,531
  Funds purchased and repurchase agreements        43,877         8,455         35,422         40,466         7,301         33,165
  Other borrowings                                  2,850       (11,577)        14,427         16,513          (285)        16,798
  Subordinated debentures                           5,913         3,779          2,134          6,606         4,659          1,947
----------------------------------------------------------------------------------------------------------------------------------
Total                                             179,148        39,215        139,933        129,552        28,648        100,904
----------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent net interest revenue                39,128      $ 52,200      $ (13,072)        26,241      $ 27,335      $  (1,094)
                                                               =======================                    ========================
Increase in tax-equivalent
  adjustment                                       (1,781)                                       (143)
---------------------------------------------------------                                   ---------
Net interest revenue                            $  37,347                                   $  26,098
=========================================================                                   =========
                                                                    4th Qtr 2006/4th Qtr 2005
                                                               ----------------------------------
                                                                                Change Due To(1)
                                                                           ----------------------
                                                                 Change      Volume    Yield/Rate
                                                               --------    --------    ----------
Tax-equivalent interest revenue:
  Securities                                                   $  4,278    $  1,030     $  3,248
  Trading securities                                                 79          27           52
  Loans                                                          48,935      25,496       23,439
  Funds sold and resell agreements                                  (35)       (214)         179
-------------------------------------------------------------------------------------------------
Total                                                            53,257      26,339       26,918
-------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                                           19,336       5,925       13,411
  Savings deposits                                                   73         (33)         106
  Time deposits                                                  11,698       2,131        9,567
  Funds purchased and repurchase agreements                      15,822       8,849        6,973
  Other borrowings                                               (2,679)     (5,589)       2,910
  Subordinated debentures                                           542          40          502
-------------------------------------------------------------------------------------------------
Total                                                            44,792      11,323       33,469
-------------------------------------------------------------------------------------------------
Tax-equivalent net interest revenue                               8,465    $ 15,016      $(6,551)
                                                                           =====================
Increase in tax-equivalent adjustment                              (573)
-----------------------------------------------------------------------
Net interest revenue                                           $  7,892
=======================================================================

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Management regularly models the effects of changes in interest rate on net interest revenue. Based on this modeling, we expect net interest revenue to decline slightly from rising interest rates over a one-year forward looking period. However, other factors such as loan spread compression, deposit product mix and overall balance sheet composition may affect this general expectation. For example, throughout 2006 the loan portfolio's yield increased less than rates paid on interest-bearing liabilities increased. Additionally, we have a large portion of our securities portfolio in mortgage-backed securities. These securities reprice as cash flow received is reinvested at current market rates. The resulting change in yield of the securities portfolio occurs more slowly than changes in market rates. The tax-equivalent yield on the securities portfolio increased 33 basis points over 2005 while the average loan yield increased 121 basis points and the cost of interest-bearing liabilities increased 106 basis points.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rate. Approximately 69% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies that we use to achieve a rate-neutral position, we purchase fixed-rate, mortgage-backed securities, which are funded with short-term wholesale funds. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. The expected duration of these securities is approximately 2.6 years based on a range of interest rate and prepayment assumptions.

We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $817 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which include interest rate swaps designated as fair value hedges, is to position our balance sheet to be neutral to changes in interest rates. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to position our balance sheet to be neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2006 Net Interest Revenue

Tax-equivalent net interest revenue for the fourth quarter of 2006 totaled $126.2 million compared with $117.8 million for the fourth quarter of 2005. Average earning assets increased $1.3 billion or 10%. Average outstanding loans were up $1.4 billion or 15%. Growth in average earning assets was funded by a $1.4 billion increase in interest-bearing liabilities, including a $1.1 billion increase in average interest-bearing deposits. The increase in interest-bearing liabilities also funded a $49 million decrease in average demand deposits. Net interest margin was 3.25%, down 9 basis points from the fourth quarter of 2005 due primarily to an investment in bank-owned life insurance at the end of the third quarter of 2006. While this investment increases net income, it reduces net interest revenue and net interest margin. Revenue from this investment, which totaled $2.3 million for the fourth quarter of 2006, is recognized in other revenue. Related funding costs are included in interest expense, which reduced the net interest margin by 7 basis points.

2005 Net Interest Revenue

Tax-equivalent net interest revenue for 2005 was $454.5 million, a $26.2 million or 6% increase from 2004. Average earning assets increased $1.0 billion or 8%, including an $846 million increase in average outstanding loans. As shown in Table 2, net interest revenue increased $27.3 million due to changes in earning assets and interest bearing liabilities. Net interest revenue growth due to earning assets was partially offset by a $1.1 million decrease due to changes in interest yields and rates. Changes in interest rates and yields include the narrowing of spreads due to competitive pressures and other market conditions.

Other Operating Revenue

Other operating revenue increased $24.7 million compared with last year due primarily to a $26.8 million or 8% increase in fees and commission revenue. Other operating revenue also includes gains or losses on securities, derivatives and other assets. Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 43% of total revenue, excluding gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into new markets. However, increased competition and saturation in our existing markets could affect the rate of future increases.

Table 3  Other Operating Revenue
         (In Thousands)

                                                            Years ended December 31,
                                      --------------------------------------------------------------------
                                         2006           2005           2004           2003          2002
                                      --------------------------------------------------------------------
Brokerage and trading revenue         $  47,560      $  44,222      $  41,107      $  41,152      $ 26,290
Transaction card revenue                 78,622         72,036         64,816         57,352        52,213
Trust fees and commissions               71,037         65,187         57,532         45,763        40,092
Deposit service charges and fees        102,436         98,361         93,712         82,042        67,632
Mortgage banking revenue                 26,996         30,681         28,189         52,336        48,910
Other revenue                            45,045         34,377         26,871         26,120        22,424
----------------------------------------------------------------------------------------------------------
    Total fees and commissions          371,696        344,864        312,227        304,765       257,561
----------------------------------------------------------------------------------------------------------
Gain on sales of assets                   1,499          7,798          1,225          2,275         1,157
Gain (loss) on securities, net             (950)        (6,895)        (3,088)         7,188        58,704
Gain (loss) on derivatives, net            (622)         1,179         (1,474)        (9,375)        5,236
----------------------------------------------------------------------------------------------------------
    Total other operating revenue     $ 371,623      $ 346,946      $ 308,890      $ 304,853      $322,658
==========================================================================================================

Fees and Commissions Revenue

Brokerage and trading revenue grew $3.3 million or 8% compared with 2005. Revenue from customer hedging activities increased $5.2 million or 60% over 2005, including $5.0 million from energy hedging activities. Volatility in the energy markets prompted our energy customers to continue active hedging of their gas and oil production during 2006. Retail brokerage revenue increased $1.2 million to $13.4 million, up 10% over 2005. Securities trading revenue totaled $20.4 million, down $3.1 million from the previous year. Revenue generated from sales of financial instruments to mortgage-banking customers was down $3.1 million, consistent with the current mortgage-banking environment.

Transaction card revenue increased $6.6 million or 9%. Check card revenue increased $3.7 million or 23% due to growth in transaction volume. The number of check card transactions processed during 2006 increased 19% over 2005. ATM fees grew $2.7 million or 9% compared to the previous year. During 2006, we signed contracts to add 140 TransFund ATMs in convenience stores located in the Dallas / Fort Worth, Texas market and in locations across Arkansas, Oklahoma, Kansas, Missouri and Nebraska. Merchant discount revenue totaled $25.7 million, up 1% over 2005.

Trust fees increased $5.9 million or 9%. The fair value of all trust relationships overseen by the Company, which is the basis for a significant portion of trust fees increased to $31.7 billion at December 31, 2006 compared with $28.5 billion at December 31, 2005. We have sole or joint discretionary authority over $11.9 billion of trust assets at December 31, 2006 compared with $10.9 billion at December 31, 2005. Approximately 30% of trust fees are earned on personal trust relationships. Additionally, 19% of trust fees are earned by managing employee benefit plan assets and 21% are based on mutual fund activities.

Service charges on deposit accounts increased $4.1 million, or 4% compared with 2005. Overdraft fees increased 9% to $68.5 million while commercial account service charge revenue decreased 3% to $27.8 million. The volume of overdraft items processed increased modestly in 2006. Service charges on retail deposit accounts decreased 13% to $6.2 million due to growth in service-charge free products. In addition, the decrease in commercial service charge revenue reflected an increase in the earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, increases when interest rates rise.

Other revenue totaled $45.0 million, up 31% over 2005 due primarily to fees on margin assets, revenue on bank-owned life insurance and investment banking fees. The Company is required to pledge margin assets to secure derivative liabilities. Fees earned on margin assets in 2006, which are based on average balances and short-term interest rates totaled $10.2 million, up $3.2 million or 46% over 2005. Margin assets averaged $238 million in 2006 compared to $233 million in 2005. In addition, the Company invested $202 million in bank-owned life insurance at the end of the third quarter of 2006. This investment generated revenue of $2.6 million. Investment banking fees increased $2.1 million or 54% over the previous year.

Gains on Sales of Assets

Net gains on asset sales decreased to $1.5 million in 2006 from $7.8 million in 2005. Net gains on asset sales in 2005, included $4.8 million from the sale of the Company's interest in an Oklahoma City office building and $1.2 million from the sale of loans from the community development mortgage loan portfolio. Neither of these sales was expected to recur in 2006.

Securities and Derivatives

Net losses on securities totaled $950 thousand in 2006 and $6.9 million in 2005. Net losses on securities in 2006 consisted of losses of $1.1 million on securities held as economic hedges of mortgage servicing rights, partially offset by net gains of $152 thousand on other securities. During 2005, net losses on securities consisted of losses of $5.2 million on securities held as an economic hedge of mortgage servicing rights and $1.7 million on other securities. The Company's use of securities as an economic hedge of mortgage servicing rights is more fully discussed in the Line of Business - Mortgage Banking section of this report. Other securities are bought and sold as necessary to maximize the portfolio's total return and to manage prepayment or extension risk.

Net losses on derivatives totaled $622 thousand in 2006, compared with net gains of $1.2 million in 2005. Net gains and losses on derivatives consist primarily of fair value adjustments of derivatives used to manage interest rate risk and related hedged liabilities. The Company's use of derivatives to manage interest rate risk is more fully discussed in the Deposits and Borrowings and Capital sections of this report.

Fourth Quarter 2006 Other Operating Revenue

Other operating revenue for the fourth quarter of 2006 totaled $93.7 million, a $6.4 million or 7% increase over the fourth quarter of 2005. Fees and commissions revenue increased $6.1 million or 7%. Growth in fourth quarter fee revenue was due primarily to brokerage and trading revenue and bank-owned life insurance. Brokerage and trading revenue increased $2.0 million due largely to growth in energy derivative fees. Several customers closed out positions at year end which accelerated revenue recognition into the fourth quarter. Revenue on customer derivative contracts is generally recognized as fair value changes over the life of the contract. In addition, the Company recognized $2.3 million of revenue in the fourth quarter from its investment in bank-owned life insurance.

2005 Other Operating Revenue

Other operating revenue totaled $346.9 million for 2005, up $38.1 million over 2004. Fees and commissions revenue increased $32.6 million or 10%. Strong growth in trust fees and transaction card revenue, along with $7.0 million of fees on margin assets, increased total fees and commissions revenue. Trust fees increased $7.7 million or 13%. The fair value of trust relationships overseen by the Company, which is the basis for a significant portion of trust fees, increased from $24.6 billion at December 31, 2004 to $28.5 billion at December 31, 2005. Transaction card revenue grew $7.2 million or 11% due to an 11% increase in merchant discount fees and a 32% increase in check card revenue. Merchant locations serviced increased by 485 or 7% during 2005.

The Company recognized net gains on asset sales of $7.8 million in 2005, including $4.8 million from the sale of its interest in an Oklahoma City office building and $1.2 million from the sale of loans from the community development mortgage loan portfolio. The Company also recognized net losses on securities of $6.9 million during 2005, including $5.2 million on securities held as an economic hedge of mortgage servicing rights. Net gains on derivatives totaled $1.2 million consisting primarily of fair value adjustments of derivatives used to manage interest rate risk and related hedged liabilities.

Other Operating Expense

Other operating expense for 2006 totaled $512.3 million, a $43.2 million or 9% increase over 2005. This increase resulted primarily from personnel expense. Growth in personnel expense was driven largely by total employment, average compensation per employee and incentive compensation expense.

Table 4 Other Operating Expense
        (In Thousands)

                                                                             Years ended December 31,
                                                       --------------------------------------------------------------------
                                                          2006           2005           2004           2003           2002
                                                       --------------------------------------------------------------------
Personnel expense                                      $ 296,260      $ 258,971      $ 240,661      $ 222,922      $187,439
Business promotion                                        19,351         17,964         15,618         12,937        11,367
Contribution of stock to BOK Charitable Foundation            --             --          5,561             --            --
Professional fees and services                            17,744         16,596         15,487         17,935        12,987
Net occupancy and equipment                               52,188         50,195         47,289         45,967        42,347
Data processing and communications                        66,926         67,026         60,025         53,398        45,912
Printing, postage and supplies                            15,862         15,066         14,034         13,930        12,665
Net (gains) losses and operating expenses of
   repossessed assets                                        474            572         (4,016)           271         1,014
Amortization of intangible assets                          5,327          6,943          8,138          8,101         7,638
Mortgage banking costs                                    11,829         14,562         18,167         40,296        42,271
Change in fair value of mortgage servicing rights         (3,009)            --             --             --            --
Provision (recovery) for impairment of
   mortgage servicing rights                                  --         (3,915)        (1,567)       (22,923)       45,923
Other expense                                             29,355         25,126         21,827         20,604        19,991
----------------------------------------------------------------------------------------------------------------------------
     Total                                             $ 512,307      $ 469,106      $ 441,224      $ 413,438      $429,554
===========================================================================================================================

Personnel Expense

Personnel expense increased $37.3 million or 14% to $296.3 million. Regular compensation expense, which consists of salary and wages, overtime pay and temporary personnel costs, totaled $185.5 million, up $19.9 million, or 12% increase over 2005. The increase in regular compensation expense was due to an 8% increase in average regular compensation per full-time equivalent employee and a 4% increase in average staffing. Throughout 2006, the Company filled key leadership positions in Wealth Management, Treasury Services, International Banking and Bank Operations. Experienced bankers were added in the existing regional markets and investments were made in support staff. We also began full-service banking operations in Kansas City in the fourth quarter.

Incentive compensation increased $15.4 million, or 31% to $65.2 million. Expense for cash-based incentive compensation plans increased $9.6 million or 21%. These plans are intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics. Stock-based compensation expense increased $5.8 million or 134%. The Company's stock-based compensation plans include both equity awards and liability awards. Compensation expense associated with liability award plans increased $4.9 million. This increase reflected changes in the market value of BOK Financial common stock at December 31, 2006 compared with December 31, 2005. Compensation expense for equity awards increased $848 thousand or 15% over 2005. Additional information about our stock-based compensation plans is provided in Note 13 to the Consolidated Financial Statements.

Employee benefit expenses increased $2.0 million or 5% to $45.6 million. Employee insurance costs increased $975 thousand or 6% and payroll taxes increased $1.2 million or 8%. Retirement benefit costs decreased $572 thousand or 5%. The decrease in retirement benefit costs was due to previously announced changes to the thrift and pension plans which were effective April 1, 2006. These changes curtailed accruals for service under the pension plan, though interest continues to accrue on employee balances. At the same time, employee contributions to the thrift plan eligible for Company matching increased from 5% of base compensation to 6% of base compensation. The Company's matching contribution rate was increased and we accrued a $1.0 million non-elective contribution for eligible employees who earn less than $40 thousand annually.

Data Processing and Communications Expense

Data processing and communication expenses totaled $66.9 million, consistent with the prior year. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs decreased $769 thousand or 2%. The Company negotiated cost reductions on its primary data processing contract during 2006 in exchange for a three-year contract extension. The benefit of these cost reductions is being recognized over the remaining contract term. Transaction card processing costs increased $669 thousand or 3% due to growth in processing volumes.

Other Operating Expenses

Business promotion expense increased $1.4 million or 8% compared with last year. Promotional activities in support of regional banking growth increased $876 thousand while support for wealth management initiatives increased $600 thousand. Other expenses were up $4.2 million over 2006. This increase included a $1.8 million non-cash charge related to premium taxes on the Company's investment in bank-owned life insurance and a $1.7 million increase in employee recruiting costs.

Mortgage banking expenses, including changes in the fair value of mortgage servicing rights decreased $1.8 million. These expenses are discussed more fully in the Line of Business - Mortgage Banking section of this report.

Fourth Quarter 2006 Operating Expenses

Operating expenses for the fourth quarter of 2006 totaled $134.0 million, up $10.1 million or 8% over the same period in 2005. Personnel costs increased $9.4 million or 14%. Regular compensation expense increase $5.2 million or 12% due to a 9% increase in average compensation per employee and a 3% increase in staffing. Incentive compensation expense rose $4.6 million or 32%, including $3.0 million for cash-based incentive compensation expense and $1.6 million for stock-based incentive compensation expense.

The combined growth in all other operating expenses for the fourth quarter of 2006 was 1% over the same period of 2005.

2005 Operating Expenses

Operating expenses for 2005 totaled $469.1 million, up $27.9 million or 6% increase over 2004. This increase resulted primarily from personnel costs and data processing expenses

Personnel costs increased $18.3 million or 8%. Regular compensation increased $17.1 million or 11% to $165.5 million due primarily to a 6% increase in average regular compensation per employee and a 5% increase in average staffing. Incentive compensation decreased $4.6 million to $49.8 million. The cost of cash-based incentive compensation plans increased $2.0 million or 5% while the cost of stock-based incentive compensation plans decreased $6.6 million or 56%. Stock-based incentive compensation plans include both equity awards and liability awards. Compensation expense associated with liability award plans decreased $8.4 million due to a decrease in the market value of BOK Financial common stock and a reduction in the number of executive officers eligible to participate in the liability award plans.

Employee benefit expenses increased $5.8 million or 15% due primarily to higher employee insurance costs. The Company self-insures a portion of its employee health care coverage.

Data processing and communication expenses increased $7.0 million or 12%. Data processing systems costs increased $3.5 million or 10% due primarily to maintenance and communications costs. Transaction card processing costs increased $3.5 million or 15% due to a 17% increase in the number of transactions processed. Business promotion expense increased $2.3 million or 15% over 2004. Promotional activities in support of consumer banking initiatives accounted for $1.5 million of the increase.

Income Taxes

Income tax expense was $114.6 million for 2006, $113.2 million for 2005 and $91.4 million for 2004. This represented 35%, 36% and 34%, respectively, of book taxable income. Tax expense currently payable totaled $122.1 million in 2006 compared with $112.7 million in 2005 and $91.3 million in 2004.

The statute of limitations expired on an uncertain state income tax position during 2006. Income tax expense was reduced by $2.2 million from the reversal of a reserve previously established for this uncertainty. Excluding the reversal of this reserve, income tax expense would have been $116.8 million or 36% of book taxable income for 2006. Income tax expense for 2004 was reduced by $3.0 million due to the expiration of the statute of limitations on an uncertain state income tax position and by $2.4 million from the contribution of appreciated securities to the BOk Charitable Foundation. Excluding these items, income tax expense for 2004 would have been $96.9 million, or 36% of book taxable income.

Table 5  Selected Quarterly Financial Data
         (In Thousands Except Per Share Data)

                                                             Fourth         Third          Second         First
                                                           ------------------------------------------------------
                                                                                   2006
                                                           ------------------------------------------------------
Interest revenue                                           $ 266,924      $ 255,480      $ 240,440      $ 223,585
Interest expense                                             142,646        131,502        119,334        106,259
-----------------------------------------------------------------------------------------------------------------
Net interest revenue                                         124,278        123,978        121,106        117,326
Provision for credit losses                                    5,953          5,254          3,795          3,400
-----------------------------------------------------------------------------------------------------------------
Net interest revenue after provision for credit losses       118,325        118,724        117,311        113,926
Other operating revenue                                       95,107         93,486         93,635         90,967
Gain (loss) on securities, net                                  (864)         3,718         (2,583)        (1,221)
Gain (loss) on derivatives, net                                 (520)           379           (172)          (309)
Other operating expense                                      134,227        130,889        125,740        124,460
Change in fair value of mortgage servicing rights               (236)         7,921         (3,613)        (7,081)
-----------------------------------------------------------------------------------------------------------------
Income before taxes                                           78,057         77,497         86,064         85,984
Income tax expense                                            27,472         24,837         31,080         31,236
-----------------------------------------------------------------------------------------------------------------
Net income                                                 $  50,585      $  52,660      $  54,984      $  54,748
=================================================================================================================

Earnings per share:
   Basic                                                   $    0.76      $    0.79      $    0.82      $    0.82
=================================================================================================================
   Diluted                                                 $    0.75      $    0.78      $    0.82      $    0.81
=================================================================================================================

Average shares:
   Basic                                                      66,814         66,756         66,775         66,715
=================================================================================================================
   Diluted                                                    67,359         67,325         67,318         67,261
=================================================================================================================

                                                                                   2005
                                                           ------------------------------------------------------
Interest revenue                                           $ 214,240      $ 199,056      $ 186,334      $ 170,304
Interest expense                                              97,854         86,228         73,801         62,710
-----------------------------------------------------------------------------------------------------------------
Net interest revenue                                         116,386        112,828        112,533        107,594
Provision for credit losses                                    4,450          3,976          2,015          2,000
-----------------------------------------------------------------------------------------------------------------
Net interest revenue after provision for credit losses       111,936        108,852        110,518        105,594
Other operating revenue                                       89,018         90,993         92,636         80,015
Gain (loss) on securities, net                                (1,780)        (4,744)         2,266         (2,637)
Gain (loss) on derivatives, net                                  106            606           (311)           778
Other operating expense                                      124,611        121,705        118,922        107,783
Provision (recovery) for impairment of mortgage
   servicing rights                                             (708)        (4,671)         7,088         (5,624)
-----------------------------------------------------------------------------------------------------------------
Income before taxes                                           75,377         78,673         79,099         81,591
Income tax expense                                            27,219         27,846         28,634         29,536
-----------------------------------------------------------------------------------------------------------------
Net income                                                 $  48,158      $  50,827      $  50,465      $  52,055
=================================================================================================================

Earnings per share:
   Basic                                                   $    0.72      $    0.77      $    0.79      $    0.87
=================================================================================================================
   Diluted                                                 $    0.72      $    0.76      $    0.75      $    0.78
=================================================================================================================

Average shares:
   Basic                                                      66,527         66,427         63,779         59,433
=================================================================================================================
   Diluted                                                    67,147         67,106         66,986         66,947
=================================================================================================================

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

In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, the provision for credit losses, tax-exempt income and tax credits and certain executive compensation costs that are not attributed to the lines of business.

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

As shown in Table 6, regional banking continued to increase its contribution to consolidated net income. The growth of the regional banking segment is consistent with our corporate strategy of expansion into high growth markets outside of Oklahoma. The Oklahoma corporate banking segment, which has been a stable source of earnings over the past three years, also continued to grow. The Oklahoma consumer banking unit's contribution to consolidated earnings increased significantly in 2006. Rising short-term interest rates increased the internal transfer pricing credit provided to units that generate lower-costing funds for the Company. The 2006 loss in Funds Management and Other was due largely to the transfer pricing credit provided to operating units that generate lower-costing funds for the Company.

During 2006, operating results for the indirect lending unit was transferred from Oklahoma Consumer Banking to Oklahoma Corporate Banking which better aligns with management responsibility for this unit. Operating results for 2005 and 2004 have been restated for this change.

Table 6 Net Income by Line of Business
        (In Thousands)

                                                                Years ended December 31,
                                                           2006           2005           2004
                                                         -------------------------------------
Oklahoma corporate banking                               $ 77,173      $ 68,150       $ 61,956
Oklahoma consumer banking                                  35,703        24,511         11,854
Mortgage banking                                            1,960         1,841          2,681
Wealth management                                          25,212        21,903         13,587
Regional banking                                           92,438        77,488         57,706
----------------------------------------------------------------------------------------------
     Subtotal                                             232,486       193,893        147,784
Funds management and all other                            (19,509)        7,612         31,239
----------------------------------------------------------------------------------------------
     Total                                               $212,977      $201,505       $179,023
==============================================================================================

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, this Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund electronic funds transfer network. The Oklahoma Corporate Banking Division contributed $77.2 million or 36% to consolidated net income for 2006. This Division contributed $68.2 million or 34% to consolidated net income in 2005, including an after-tax gain of $2.9 million from the sale of the Company's interest in an Oklahoma City office building. Net interest revenue increased $11.7 million or 8% due primarily to asset growth. Average earnings assets attributed to this division, which consist primarily of commercial loans, increased $585 million or 13% over 2005. Average loans increased $328 million or 8% and average funds provided to funds management unit increased $235 million. Growth in funds provided to the funds management unit by the Oklahoma Corporate Banking Division was due to a $147 million increase in average deposits and growth in Treasury Service funds. Operating revenue grew $7.6 million or 9%. TransFund provided $3.6 million of the increase in operating revenue. Operating expenses, which consist primarily of personnel and data processing costs, increased 4%. Personnel costs increased $5.6 million or 17%; all other operating expenses decreased $698 thousand. Growth in net income also included a $4.9 million decrease in net loan charge-offs.

Table 7 Oklahoma Corporate Banking
        (Dollars in Thousands)

                                            Years ended December 31,
                               -----------------------------------------------
                                    2006             2005              2004
                               -----------------------------------------------
    NIR (expense) from
      external sources         $   253,266       $   208,044       $   148,919
    NIR (expense) from
      internal sources            (101,432)          (67,875)          (26,049)
                               -----------------------------------------------
    Total net interest
      revenue                      151,834           140,169           122,870
    Other operating
      revenue                       91,250            83,619            86,493
    Gain on sale of assets              --             4,758                --
    Operating expense              115,306           110,395            99,007
    Net loans charged off            1,586             6,481             8,956
    Net income                 $    77,173       $    68,150       $    61,956
    Average assets             $ 5,328,041       $ 4,722,030       $ 4,380,491
    Average economic
    capital                        398,430           338,470           313,250
    Return on assets                  1.45%             1.44%             1.41%
    Return on economic
    capital                          19.37             20.13             19.78
    Efficiency ratio                 47.43             48.30             47.29

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division and BOSC's retail brokerage division. This Division contributed $35.7 million or 17% to consolidated net income for 2006, compared to $24.5 million or 12% of consolidated net income for 2005. Net interest revenue grew $13.8 million or 25% over 2005 due primarily to an increase in the internal transfer pricing credit. Additionally, average deposits provided by the Oklahoma Consumer Banking division grew $177 million or 7%. Average demand deposits were up $34 million or 12% over 2005. Interest bearing deposits increased $143 million or 6%, including a $129 million or 10% increase in time deposits and a $14 million or 1% increase in interest bearing transaction accounts. Other operating revenue was up $6.5 million or 10% over 2005 resulting largely from check card revenue and overdraft fees.

Oklahoma Consumer Banking opened four branches during 2006, including two in the Tulsa and two in the Oklahoma City areas. Plans for 2007 include opening six new banking locations in Tulsa and Oklahoma City.

Table 8  Oklahoma Consumer Banking
         (Dollars in Thousands)

                                            Years ended December 31,
                                 ---------------------------------------------
                                    2006              2005              2004
                                 ---------------------------------------------
    NIR (expense) from
       external sources          $   (62,447)      $   (43,411)    $   (19,061)
    NIR (expense) from
       internal sources              131,131            98,291          64,873
                                 ---------------------------------------------
    Total net interest
       revenue                        68,684            54,880          45,812
    Other operating
       revenue                        72,699            66,174          56,611
    Operating expense                 80,250            77,757          76,057
    Net loans charged
       off                             2,780             3,094           6,964
    Net income                   $    35,703       $    24,511     $    11,854
    Average assets               $ 2,836,692       $ 2,657,824     $ 2,746,279
    Average economic capital          59,700            51,480          46,620
    Return on assets                    1.26%             0.92%           0.43%
    Return on economic capital         59.80             47.61           25.43
    Efficiency ratio                   56.76             64.23           74.26

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities contributed $2.0 million to consolidated net income in 2006 compared to $1.8 million in 2005. Net income for 2005 included $753 thousand from the sale of mortgage loans from the Company's community development loan portfolio.

Mortgage banking activities consisted of two sectors, loan production and loan servicing.
The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low.

Table 9  Mortgage Banking
         (Dollars in Thousands)

                                               Years ended December 31,
                                    -----------------------------------------
                                       2006            2005            2004
                                    -----------------------------------------

    NIR (expense) from
      external sources              $  23,638       $  20,237       $  21,647
    NIR (expense) from
      internal sources                (20,307)        (14,882)        (11,423)
                                    -----------------------------------------
    Total net interest
      revenue                           3,331           5,355          10,224
    Capitalized mortgage
      servicing rights                 11,917          17,402          11,365
    Other operating
      revenue                          17,287          15,347          22,055
    Gain on sale of assets                 --           1,232              --
    Operating expense                  30,731          34,736          35,415
    Change in fair value of
      mortgage servicing rights         3,009              --              --
    Recovery for impairment
      of mortgage
      servicing rights                     --          (3,915)         (1,567)
    Gain (loss) on financial
      instruments, net                 (1,102)         (5,087)         (5,068)
    Net income                      $   1,960       $   1,841       $   2,681

    Average assets                  $ 519,371       $ 514,530       $ 559,034
    Average economic capital           23,880          23,580          26,830
    Return on assets                     0.38%           0.36%           0.48%
    Return on economic capital           8.21            7.81            9.99
    Efficiency ratio                    94.46           88.31           81.15

Loan Production Sector

Loan production revenue totaled $11.2 million in 2006. Capitalized mortgage servicing rights provided $11.9 million, partially offset by a net loss on mortgage loans sold. Loan production revenue totaled $17.6 million in 2005, including $17.4 million of capitalized mortgage servicing rights. The average initial value of servicing rights on mortgage loans funded during 2006 declined to 1.81% from 1.91% for 2005 due to competitive pricing and rate volatility. Mortgage loans funded totaled $874 million in 2006, including $632 million for home purchases and $242 million of refinanced loans. Mortgage loans funded in 2005 totaled $910 million, including $664 million for home purchases and $246 million of refinanced loans. Approximately 68% of the loans funded during 2006 were in Oklahoma. Pre-tax income from loan production totaled $142 thousand for 2006 compared with $5.6 million for the previous year. The pipeline of mortgage loan applications totaled $199 million at December 31, 2006, compared to $233 million at December 31, 2005.

Loan Servicing Sector

The loan servicing sector had pre-tax income of $1.6 million for 2006 compared to a pre-tax loss of $3.2 million for the same period of 2005. Operating results of the loan servicing sector is greatly affected by the effect of changes in interest rates on prepayment speeds and the value of mortgage servicing rights. Mortgage interest rates increased 64 basis points during the first half of the year, then declined 52 basis points through year end. Changes in mortgage commitment rates, prepayment speed assumptions and other estimates increased the value of mortgage servicing rights recognized in earnings by $3.0 million in 2006 and $3.9 million in 2005. Increased value of servicing rights due to changes in assumptions and estimates was offset by economic hedging losses of $1.1 million in 2006 and $5.1 million in 2005.

Servicing revenue, including revenue on loans serviced for affiliates, totaled $18.5 million in 2006 compared to $18.6 million in 2005. The average outstanding balance of loans serviced was $4.9 billion during 2006 compared to $4.5 billion during 2005. The increase in loans serviced was primarily due to purchased servicing rights. In the first quarter of 2006, we paid $6.8 million to acquire the rights to service approximately $480 million of mortgage loans. Substantially all of these loans were to borrowers in our primary market areas. Servicing revenue per outstanding loan principal was 38 basis points in 2006 compared with 42 basis points in 2005. Approximately 88% of loans serviced was in our primary market areas at December 31, 2006, compared to 80% at December 31, 2005. Servicing costs totaled $8.1 million for 2006 and $8.5 million for 2005.

The fair value of mortgage servicing rights decreased $10.4 million during 2006 due to runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statement of Earnings. Prior to the adoption of FAS 156, mortgage servicing rights were amortized in proportion to projected cash flows over the estimated lives of the loans serviced. Projected cash flows considered both actual and estimated runoff of the underlying loans serviced. Amortization expense recognized in mortgage banking costs during 2005 totaled $12.9 million. The decrease in expense related to the runoff of loans serviced was due primarily to lower prepayment speeds that resulted from higher mortgage interest rates.

BOK Financial designated a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. These securities, which are identified as mortgage trading securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. Additionally, mortgage-related derivative contracts may also be designated as an economic hedge of the risk of loss on mortgage servicing rights. Because the fair values of these instruments are expected to vary inversely to the fair value of the servicing rights, they are expected to partially offset risk. No special hedge accounting treatment is applicable to either the mortgage servicing rights or the financial instruments designated as an economic hedge. We recognized net gains of $1.9 million in 2006 and net losses of $1.2 million in 2005 from changes in the value of mortgage servicing rights and economic hedging activities.

Our hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At December 31, 2006, financial instruments with a fair value of $163 million and an unrealized loss of $257 thousand were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At December 31, 2006, the pre-tax results of this modeling on reported earnings were:

Table 10  Interest Rate Sensitivity - Mortgage Servicing
          (Dollars in Thousands)

                                       50 bp        50 bp
                                     Increase      Decrease
                                     --------      --------
Anticipated change in:
  Fair value of mortgage
     servicing rights                $  3,214      $ (4,691)
  Fair value of hedging securities     (4,267)        4,047
-----------------------------------------------------------
Net                                  $ (1,053)     $  (644)
===========================================================

Table 10 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $3.2 million while a 50 basis point decrease is expected to reduce value by $4.7 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. This is much less of a limit of the speed at which mortgage loans may prepay in a declining rate environment.

Modeling changes in the value of mortgage servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates used to determine the present value of future cash flows. It also assumes a stable relationship between the assumed loan prepayment speeds and actual prepayments of our loans. Changes in market conditions can increase or decrease the discount spread over benchmark rates expected by investors in mortgage servicing rights and actual prepayments may increase or decrease due to factors other than changes in interest rates. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

Wealth Management

BOK Financial provides a wide range of private financial services through its Wealth Management line of business, including banking, fiduciary and brokerage services. Clients include affluent individuals, businesses, not-for-profit organizations and government agencies. Wealth Management services are provided primarily to clients in Oklahoma, Texas and New Mexico. Wealth Management services to clients in Colorado are included in our Regional Banking line of business. Additionally, Wealth Management includes a nationally-competitive, self-directed 401-(k) program and administration and advisory services for the American Performance family of mutual funds. Activities within the Wealth Management line of business also consist of retail sales of mutual funds, securities and annuities, institutional sales of securities, bond underwriting and other financial advisory services and customer risk management programs.

Wealth Management contributed $25.2 million or 12% to consolidated net income for 2006. This compared to $21.9 million or 11% of consolidated net income for 2005. Private financial services provided $21.6 million of net income in 2006, up $2.3 million or 12% increase over 2005. The increased contribution by private financial services is attributable primarily to net interest revenue. Net interest revenue generated by private financial services grew $8.5 million or 33% compared with 2005. Average loan balances increased $195 million or 39%. In addition, trust fees and commissions for the Wealth Management segment totaled $61.6 million, a $4.1 million or 7% increase over last year. At December 31, 2006 and 2005, the Wealth Management line of business was responsible for trust assets with aggregate market values of $29.0 billion and $26.0 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $10.9 billion of trust assets at December 31, 2006 compared to $10.0 billion of trust assets at December 31, 2005. The fair value of non-managed assets increased $2.0 billion to $11.5 billion at year-end 2006. Assets held in safekeeping totaled $6.8 billion. Operating expenses increased $9.3 million or 17%, including $7.4 million or 24% from personnel expenses.

Brokerage and trading activities provided $3.6 million of net income in 2006 compared to $2.7 million in the previous year. Operating revenue increased $5.3 million or 10% due to a $3.4 million increase in revenue from customer hedging programs. Operating expenses, which consisted primarily of compensation expense increased $2.3 million or 6%. During 2006, the Company committed over $3.3 million to upgrade systems technology to support further growth in the customer hedging programs.

Table 11 Wealth Management
         (Dollars in Thousands)

                                            Years ended December 31,
                                   ------------------------------------------
                                       2006            2005            2004
                                   ------------------------------------------
    NIR (expense) from
      external sources             $   15,148      $   12,488      $    4,001
    NIR (expense) from
      internal sources                 13,030           8,504           8,888
                                   ------------------------------------------
    Total net interest
       revenue                         28,178          20,992          12,889
    Other operating
       revenue                        119,200         109,405          93,193
    Operating expense                 105,906          94,338          83,784
    Net income                     $   25,212      $   21,903      $   13,587

    Average assets                 $1,831,377      $1,748,104      $1,122,147
    Average economic capital          128,920         106,590          83,570

    Return on assets                     1.38%           1.25%           1.21%
    Return on economic capital          19.56           20.55           16.26
    Efficiency ratio                    71.86           72.35           78.98

Regional Banking

Regional banking consists primarily of the corporate and consumer banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust and Bank of Arizona in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banking contributed $92.4 million or 43% to consolidated net income during 2006. This compares with $77.5 million or 38% of consolidated net income in 2005. Growth in net income contributed by the regional banking came primarily from operations in Texas and Colorado. Net income for 2006 in Texas and Colorado increased $6.5 million or 14% and $6.6 million or 94%, respectively, from the previous year. In addition, net income from Arizona totaled $1.8 million, up 357% in its first full year since acquisition in 2005. Economic capital attributed to the Regional Banking units in 2006 increased by more than their asset growth due to higher concentration in energy and commercial real estate loans.

Texas growth resulted from an increase in net interest revenue. Net interest revenue increased $14.8 million or 11%. Average earning assets increased $480 million, including $399 million of loans. Average middle market loans were up $132 million or 35% with solid growth in both Dallas and Houston. Energy loans grew $91 million or 23% and real estate loans increased $60 million or 21%. Community banking loans increased $104 million or 14% over last year. The growth in average earning assets was funded primarily by a $397 million increase in average deposits. Corporate banking and community banking deposits were up $213 million or 55% and $100 million or 10%, respectively, over last year. Consumer banking deposits also increased, up $87 million or 11%. We opened two branch offices in the Texas market during 2006 and plan to open nine locations in 2007, seven in the Dallas / Fort Worth market and two in the Houston market.

Net income continued to increase at our Colorado operations, up $6.6 million or 94% in third full-year of operations as a BOK Financial unit. Average earning assets attributed to our Colorado operations increased $424 million or 61%. Securities and funds sold to the funds management unit increased $297 million. Average loans were up $128 million or 32% over 2005. Average deposits increased $275 million or 62%, including consumer deposit growth of $185 million and wealth management deposit growth of $93 million. These factors combined to increase net interest revenue $8.9 million or 32%. Other operating revenue increased $2.0 million or 20% due primarily to growth in trust fees. The fair value of trust assets overseen by Colorado State Bank and Trust was $2.7 billion at December 31, 2006, a 10% increase from December 31, 2005. Net loans charged-off totaled $2.5 million in 2005 from the resolution of several commercial lending relationships that pre-dated our acquisition of Colorado State Bank and Trust.

Net income growth from our New Mexico operations slowed to $1.1 million or 6% in 2006 after a 37% increase the previous year. Net interest revenue increased $2.0 million or 4% while operating revenue was up $869 thousand or 6%. Operating expenses decreased $158 thousand. New Mexico provided deposit growth of $112 million or 13% during 2006, including $103 million of consumer deposits. Operating results for 2006 included a $1.2 million increase in net loans charged off due largely to losses on a single credit.

Net income at Bank of Arizona increased more than three times over 2005 in its first full year of operations as a BOK Financial unit. Net income for 2006 totaled $1.8 million, up from $386 thousand last year. Net interest revenue provided the earnings growth, up $7.6 million. Average loans increased $178 million or 131%. Average commercial and residential real estate loans increased $154 million to $254 million. Growth in average real estate loans consisted of $94 million and $60 million, respectively, in the Phoenix and Tucson markets. Average commercial loans increased $25 million or 105% compared with 2005. Operating expenses increased $4.7 million, including $4.1 million of personnel costs as we continue to expand in these markets.

Operating results of Bank of Kansas City, which began full-service operations in the fourth quarter of 2006, were not significant to the Company.

Table 12 Bank of Texas
         (Dollars in Thousands)

                                                   Years ended December 31,
                                        -----------------------------------------------
                                            2006              2005              2004
                                        -----------------------------------------------
NIR (expense) from external sources     $   168,486       $   143,081       $   120,813
NIR (expense) from internal sources         (22,848)          (12,269)           (5,206)
                                        -----------------------------------------------
Total net interest revenue                  145,638           130,812           115,607

Other operating revenue                      26,762            23,719            22,406
Operating expense                            84,628            79,371            73,548
Net loans charged off                         5,081             2,719             3,928
Net income                              $    53,844       $    47,350       $    39,388

Average assets                          $ 3,734,953       $ 3,235,236       $ 3,143,625
Average economic capital                    246,140           183,430           163,090
Average invested capital                    413,220           350,510           330,170

Return on assets                               1.44%             1.46%             1.25%
Return on economic capital                    21.88             25.81             24.15
Return on average invested capital            13.03             13.51             11.93
Efficiency ratio                              49.09             51.36             53.29

Table 13  Bank of Albuquerque
          (Dollars in Thousands)

                                                    Years ended December 31,
                                        -----------------------------------------------
                                            2006               2005             2004
                                        -----------------------------------------------
NIR (expense) from external sources     $    64,695       $    57,169       $    46,888
NIR (expense) from internal sources         (17,332)          (11,764)           (5,065)
                                        -----------------------------------------------
Total net interest revenue                   47,363            45,405            41,823

Other operating revenue                      16,152            15,282            14,701
Operating expense                            27,891            28,049            31,904
Net loans charged off                         2,117               932             1,471
Net income                              $    20,489       $    19,385       $    14,144

Average assets                          $ 1,463,374       $ 1,549,928       $ 1,652,557
Average economic capital                     82,330            76,760            71,010
Average invested capital                    101,420            95,850            90,100

Return on assets                               1.40%             1.25%             0.86%
Return on economic capital                    24.89             25.25             19.92
Return on average invested capital            20.20             20.22             15.70
Efficiency ratio                              43.91             46.22             56.44

Table 14  Bank of Arkansas
          (Dollars in Thousands)

                                                    Years ended December 31,
                                        -----------------------------------------------
                                            2006              2005              2004
                                        -----------------------------------------------
NIR (expense) from external sources     $    10,442       $    11,100       $     9,046
NIR (expense) from internal sources          (3,389)           (3,603)           (2,170)
                                        -----------------------------------------------
Total net interest revenue                    7,053             7,497             6,876

Other operating revenue                       1,547             1,605             1,394
Operating expense                             3,859             3,543             4,115
Net loans charged off / (recovered)             205                53               (26)
Net income                              $     2,747       $     3,376       $     2,555

Average assets                          $   202,018       $   250,863       $   273,700
Average economic capital                     15,780            11,950            11,090
Average invested capital                     15,780            11,950            11,090

Return on assets                               1.36%             1.35%             0.93%
Return on economic capital                    17.41             28.25             23.04
Return on average invested capital            17.41             28.25             23.04
Efficiency ratio                              44.87             38.93             49.76

Table 15  Colorado State Bank and Trust
          (Dollars in Thousands)

                                                   Years ended December 31,
                                        -----------------------------------------------
                                            2006              2005             2004
                                        -----------------------------------------------
NIR (expense) from external sources     $    54,722       $    35,302       $    24,034
NIR (expense) from internal sources         (18,227)           (7,679)           (7,312)
                                        -----------------------------------------------
Total net interest revenue                   36,495            27,623            16,722

Other operating revenue                      11,916             9,912             8,516
Operating expense                            26,195            23,507            22,455
Net loans charged off / (recovered)             (36)            2,517               134
Net income                              $    13,595       $     6,991       $     1,619

Average assets                          $ 1,214,161       $   783,269       $   684,329
Average economic capital                     71,860            47,440            26,760
Average invested capital                    113,840            89,430            68,750

Return on assets                               1.12%             0.89%             0.24%
Return on economic capital                    18.92             14.74              6.05
Return on average invested capital            11.94              7.82              2.35
Efficiency ratio                              54.11             62.63             88.97

Table 16 Bank of Arizona
         (Dollars in Thousands)

                                                     Years ended December 31,
                                        -----------------------------------------------
                                            2006              2005              2004
                                        -----------------------------------------------
NIR (expense) from external sources     $    27,818       $    10,855               ***
NIR (expense) from internal sources         (12,119)           (2,796)              ***
                                        -----------------------------------------------
Total net interest revenue                   15,699             8,059               ***

Other operating revenue                         532               956               ***
Operating expense                            13,238             8,556               ***
Net loans charged off / (recovered)               9               (31)              ***
Net income                              $     1,763       $       386               ***

Average assets                          $   404,920       $   199,224               ***
Average economic capital                     25,220             7,070               ***
Average invested capital                     41,870            23,720               ***

Return on assets                               0.44%             0.19%              ***
Return on economic capital                     6.99              5.46               ***
Return on average invested capital             4.21              1.63               ***
Efficiency ratio                              81.56             94.91               ***

***   Data not applicable due to acquisition of Bank of Arizona in April 2005.

Assessment of Financial Condition

Securities

BOK Financial maintains a securities portfolio to support its interest rate risk management strategies, provide liquidity and profitability and comply with regulatory requirements. Securities are classified as either held for investment, available for sale or trading.

Table 17 Securities
         (Dollars in Thousands)

                                                                                  December 31,
                                              -------------------------------------------------------------------------------------
                                                          2006                      2005                            2004
                                              -------------------------------------------------------------------------------------
                                               Amortized        Fair        Amortized        Fair         Amortized        Fair
                                                 Cost           Value          Cost          Value           Cost          Value
                                              -------------------------------------------------------------------------------------
Investment:
  U.S. Treasury                               $    1,999     $    1,995     $    1,994     $    1,976     $       --     $       --
  Municipal and other tax-exempt                 240,976        238,869        240,359        238,649        216,986        218,465
  Mortgage-backed U.S. agency securities              --             --             --             --          1,287          1,336
  Other debt securities                            5,714          5,744          2,772          2,781          2,821          2,835
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                    $  248,689     $  246,608     $  245,125     $  243,406     $  221,094     $  222,636
===================================================================================================================================
Available for sale:
    U.S. Treasury                             $    6,014     $    5,983     $   16,037     $   15,827     $   27,119     $   27,062
    Municipal and other tax-exempt                77,860         78,614         17,153         17,078            414            404
    Mortgage-backed securities:
      U.S. agencies                            3,204,592      3,128,138      3,507,047      3,424,356      3,067,611      3,052,375
      Other                                    1,361,373      1,333,533      1,277,161      1,250,701      1,423,613      1,418,770
-----------------------------------------------------------------------------------------------------------------------------------
        Total mortgage-backed securities       4,565,965      4,461,671      4,784,208      4,675,057      4,491,224      4,471,145
-----------------------------------------------------------------------------------------------------------------------------------
    Other debt securities                             46             45            124            124            515            528
    Equity securities and mutual funds           101,960        108,748        108,914        113,489         90,343         94,051
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                   $4,751,845     $4,655,061     $4,926,436     $4,821,575     $4,609,615     $4,593,190
===================================================================================================================================
  Mortgage trading:
    Mortgage-backed U.S. agency securities    $  163,094     $  162,837             --             --             --             --
===================================================================================================================================

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At December 31, 2006, investment securities were carried at $249 million and had a fair value of $247 million. Management has the ability and intent to hold these securities until they mature. None of the unrealized losses in investment securities is believed to be due to credit concerns.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $4.8 billion at December 31, 2006, down $175 million compared with the previous year-end. Mortgage-backed securities decreased $218 million and represented 96% of total available for sale securities at year end. The decrease in available for sale securities reflected the Company's election to separately designate mortgage trading securities as permitted by FAS 156 at the beginning of 2006 and decision to invest in bank-owned life insurance. These factors, along with strong loan demand, reduced the available for sale securities portfolio.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
2.6 years at December 31, 2006. Management estimates that the expected duration would extend to approximately 3.5 years assuming a 300 basis point immediate rate shock.

Net unrealized losses on available for sale securities totaled $97 million at December 31, 2006 compared with net unrealized losses of $105 million at December 31, 2005. The aggregate gross amount of unrealized losses at December 31, 2006 totaled $108 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. Management does not believe that any of the unrealized losses were due to credit concerns. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

Certain mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. These securities are carried at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights. The Company also maintains a separate trading portfolio. Trading portfolio securities, which are also carried at fair value with changes in fair value recognized in current period income, are acquired and held with the intent to sell at a profit to the Company.

Bank-Owned Life Insurance

The Company invested $202 million in bank-owned life insurance during 2006. This investment is expected to provide a long-term source of earnings to support existing employee benefit obligations. Substantially all of the funds are held in separate accounts and invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. The cash surrender value of the policies, including the value of the stable value wrap, was $196 million at December 31, 2006. In addition to the investment in the separate accounts, $8 million of the amount invested was used to pay premium taxes on the insurance premiums. These taxes will be recovered over a ten-year period. At December 31, 2006, a $6.5 million receivable was recorded based on the present value of the taxes.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $10.7 billion at December 31, 2006, a $1.6 billion or 17% increase since last year. Loan growth was broadly distributed among the various segments of the portfolio and across all geographic markets.

The commercial loan portfolio increased $909 million during 2006. Energy loans totaled $1.8 billion or 16% of total loans. Outstanding energy loans increased $364 million or 26% during 2006. Approximately $1.5 billion was due to oil and gas producers, up from $1.1 billion at December 31, 2005. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The energy category of our loan portfolio is distributed $1.4 billion in Oklahoma and $356 million in Texas.

The services sector of the loan portfolio totaled $1.6 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $887 million of the outstanding balance of loans to the services industry is attributed to Oklahoma, $467 million to Texas and $132 million to New Mexico.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 18.

Table 18 Loans
         (In Thousands)

                                                                                December 31,
                                                   -----------------------------------------------------------------------
                                                       2006           2005           2004           2003           2002
                                                   -----------------------------------------------------------------------
Commercial:
   Energy                                          $ 1,763,180     $1,399,417     $1,223,195     $1,231,599     $1,132,178
   Services                                          1,555,141      1,425,821      1,190,814        989,906        917,263
   Wholesale/retail                                    932,531        793,032        699,318        668,202        627,422
   Manufacturing                                       609,571        514,792        484,423        482,657        501,506
   Healthcare                                          602,273        520,309        424,257        393,929        332,359
   Agriculture                                         321,380        291,858        262,436        228,222        186,976
   Other commercial and industrial                     424,808        354,706        291,393        342,187        292,094
                                                   -----------------------------------------------------------------------
     Total commercial                                6,208,884      5,299,935      4,575,836      4,336,702      3,989,798
Commercial real estate:
   Construction and land development                   889,925        638,366        457,399        436,087        356,227
   Multifamily                                         239,000        204,620        231,985        271,119        307,119
   Other real estate loans                           1,317,615      1,146,916        931,726        922,886        772,492
                                                   -----------------------------------------------------------------------
     Total commercial real estate                    2,446,540      1,989,902      1,621,110      1,630,092      1,435,838
Residential mortgage:
   Secured by 1-4 family residential properties      1,256,259      1,169,331      1,198,918      1,015,643        929,759
   Residential mortgages held for sale                  64,625         51,666         40,262         56,543        133,421
                                                   -----------------------------------------------------------------------
     Total residential mortgage                      1,320,884      1,220,997      1,239,180      1,072,186      1,063,180
Consumer                                               739,495        629,144        492,841        444,909        412,167
--------------------------------------------------------------------------------------------------------------------------
     Total                                         $10,715,803     $9,139,978     $7,928,967     $7,483,889     $6,900,983
==========================================================================================================================


BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2006, the outstanding principal balance of these loans totaled $1.4 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 27% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.4 billion or 23% of the loan portfolio at December 31, 2006. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans increased $457 million or 23% from the previous year end. Growth in commercial real estate loans was distributed across all of our markets. Total commercial real estate loans increased $119 million or 14% in the Oklahoma markets, $101 million or 18% in the Texas markets and $91 million or 79% in Arizona. Construction and land development included $699 million for single family residential lots and premises, up $206 million, or 42% since December 31, 2005. The major components of other commercial real estate loans were retail facilities - $374 million and office buildings - $421 million.

Residential mortgage loans, excluding loans held for sale, included $389 million of home equity loans, $417 million of loans held for business relationship purposes, $278 million of adjustable rate mortgages and $163 million of loans held for community development. We have no concentration in sub-prime residential mortgage loans. At December 31, 2006, consumer loans included $465 million of indirect automobile loans. Approximately $384 million of these loans were purchased from dealers in Oklahoma and $80 million were purchased from dealers in Arkansas. Indirect automobile loans grew $108 million during 2006, including $47 million in Oklahoma and $59 million in Arkansas.

Table 19 Loan Maturity and Interest Rate Sensitivity at December 31, 2006 (In Thousands)

                                                                Remaining Maturities of Selected Loans
                                                               -----------------------------------------
                                                     Total     Within 1 Year     1-5 Years  After 5 Years
                                                  -------------------------------------------------------
Loan maturity:
   Commercial                                     $6,208,884     $1,984,118     $3,362,353     $  862,413
   Commercial real estate                          2,446,540        995,056      1,102,446        349,038
---------------------------------------------------------------------------------------------------------
      Total                                       $8,655,424     $2,979,174     $4,464,799     $1,211,451
---------------------------------------------------------------------------------------------------------

Interest rate sensitivity for selected loans with:
   Predetermined interest rates                   $3,196,399     $  499,295     $2,154,756     $  542,348
   Floating or adjustable interest rates           5,459,025      2,479,879      2,310,043        669,103
---------------------------------------------------------------------------------------------------------
      Total                                       $8,655,424     $2,979,174     $4,464,799     $1,211,451
=========================================================================================================

The Company continued to increase geographic diversification through expansion into Texas, New Mexico, Colorado and Arizona. The percent of the loan portfolio attributed to Oklahoma declined to 53% at December 31, 2006 from 58% at December 31, 2005. Table 20 presents the distribution of the major loan categories among our primary market areas.

Table 20 Loans by Principal Market Area
         (In Thousands)

                                                                       December 31,
                                          -----------------------------------------------------------------------
                                              2006           2005           2004           2003          2002
                                          -----------------------------------------------------------------------
Oklahoma:
   Commercial                             $ 3,261,592     $3,091,842     $2,813,591     $2,802,852     $2,677,616
   Commercial real estate                     979,251        859,829        744,724        789,868        763,469
   Residential mortgage                       896,567        842,456        901,538        699,274        656,391
   Residential mortgage held for sale          64,625         51,666         40,262         56,543        133,421
   Consumer                                   512,032        466,180        367,947        324,305        294,404
                                          -----------------------------------------------------------------------
       Total Oklahoma                     $ 5,714,067     $5,311,973     $4,868,062     $4,672,842     $4,525,301
                                          =======================================================================
Texas:
   Commercial                             $ 1,722,627     $1,356,611     $1,120,069     $  963,340     $  866,905
   Commercial real estate                     670,635        569,921        459,067        477,561        455,364
   Residential mortgage                       213,801        199,726        191,296        204,481        192,575
   Consumer                                    95,652         89,017         86,732        101,269        104,353
                                          -----------------------------------------------------------------------
       Total Texas                        $ 2,702,715     $2,215,275     $1,857,164     $1,746,651     $1,619,197
                                          =======================================================================
New Mexico:
   Commercial                             $   411,272     $  383,325     $  354,904     $  297,896     $  286,622
   Commercial real estate                     257,079        232,564        196,832        175,745        150,293
   Residential mortgage                        75,159         65,784         63,043         66,179         76,020
   Consumer                                    13,256         15,137         13,260         11,070         11,399
                                          -----------------------------------------------------------------------
       Total New Mexico                   $   756,766     $  696,810     $  628,039     $  550,890     $  524,334
                                          =======================================================================
Arkansas:
   Commercial                             $    95,483     $   79,719     $   61,934     $   63,480     $   63,113
   Commercial real estate                      94,395         75,483         74,478         75,452         66,712
   Residential mortgage                        23,076         13,044         11,238          6,245          4,773
   Consumer                                    86,017         25,659          3,858          2,671          2,011
                                          -----------------------------------------------------------------------
       Total Arkansas                     $   298,971     $  193,905     $  151,508     $  147,848     $  136,609
                                          =======================================================================
Colorado:
   Commercial                             $   451,046     $  270,108     $  191,459     $  209,134     $   95,542
   Commercial real estate                     193,747        133,537        118,134        111,466             --
   Residential mortgage                        15,812         21,918         31,693         39,464             --
   Consumer                                    26,591         27,871         21,044          5,594             --
                                          -----------------------------------------------------------------------
       Total Colorado                     $   687,196     $  453,434     $  362,330     $  365,658     $   95,542
                                          =======================================================================
Arizona:
   Commercial                             $    96,453     $   50,489     $       --     $       --     $       --
   Commercial real estate                     207,035        115,697         27,875             --             --
   Residential mortgage                        31,280         26,102             --             --             --
   Consumer                                     5,947          5,280             --             --             --
                                          -----------------------------------------------------------------------
       Total Arizona                      $   340,715     $  197,568     $   27,875     $       --     $       --
                                          =======================================================================
Kansas:

   Commercial                             $   170,411     $   67,841     $   33,879     $       --     $       --
   Commercial real estate                      44,398          2,871             --             --             --
   Residential mortgage                           564            301            110             --             --
   Consumer                                        --             --             --             --             --
                                          -----------------------------------------------------------------------
       Total Kansas                       $   215,373     $   71,013     $   33,989     $       --     $       --
                                          =======================================================================
       Total BOK Financial loans          $10,715,803     $9,139,978     $7,928,967     $7,483,889     $6,900,983
                                          =======================================================================

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.3 billion and standby letters of credit which totaled $528 million at December 31, 2006. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Table 21 Off-Balance Sheet Credit Commitments
         (In Thousands)

                                                              As of December 31,
                                          2006           2005         2004         2003          2002
                                      -----------------------------------------------------------------
Loan commitments                      $5,318,257     $4,349,114    $3,459,425   $2,964,694   $2,884,011
Standby letters of credit                527,627        558,907       414,228      374,550      290,069
-------------------------------------------------------------------------------------------------------
Total                                 $5,845,884     $4,908,021    $3,873,653   $3,339,244   $3,174,080
=======================================================================================================

Derivatives with Credit Risk

The Company offers programs that permit its customers to hedge various risks, including fluctuations in energy and cattle prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between the Company and selected counterparties to minimize the risk to us of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit ratings, these limits are reduced and additional margin collateral is required.

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This could occur if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or counterparty's ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value. At December 31, 2006, the fair values of derivative contracts reported as assets under these programs totaled $283 million. This included energy contracts with fair values of $251 million, interest rate contracts with fair values of $20 million and foreign exchange contracts with fair values of $11 million. The aggregate fair values of derivative contracts reported as liabilities totaled $290 million. Approximately 76% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 24% was with dealer counterparties, consisting primarily of highly-rated financial institutions and energy companies. The maximum net exposure to any single customer or counterparty totaled $51 million.

Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $109 million at December 31, 2006 compared to $104 million at December 31, 2005. These amounts represented 1.03% and 1.14% of outstanding loans, excluding loans held for sale, at December 31, 2006 and 2005, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 403% of the outstanding balance of nonperforming loans at year-end 2006 compared to 413% at year-end 2005. Nonperforming loans at December 31, 2006 totaled $27 million compared with $25 million at the previous year-end. Net loans charged off during 2006 decreased to $12 million in 2006 compared to $16 million in the previous year. Net commercial real estate loan charge-offs decreased $2.7 million compared with last year. Consumer loan net charge-offs, which includes deposit account overdraft losses, were down $592 thousand. Table 22 provides statistical information regarding the reserve for loan losses for the past five years.

Table 22 Summary of Loan Loss Experience
         (Dollars in Thousands)

                                                                                   Years ended December 31,
                                                             -----------------------------------------------------------------
Reserve for loan losses:                                        2006         2005          2004          2003           2002
                                                             -----------------------------------------------------------------

Beginning balance                                            $103,876      $108,618      $114,784      $103,851      $  89,188
  Loans charged off:
    Commercial                                                 10,517         9,670        13,921        16,331         13,326
    Commercial real estate                                         87         2,619           971            88            286
    Residential mortgage                                        1,265         1,212         1,465         1,721            412
    Consumer                                                   12,127        12,257        13,328        13,335         11,881
------------------------------------------------------------------------------------------------------------------------------
      Total                                                    23,996        25,758        29,685        31,475         25,905
------------------------------------------------------------------------------------------------------------------------------
  Recoveries of loans previously charged off:
    Commercial                                                  5,405         4,071         2,283           887          1,276
    Commercial real estate                                        327           117            30            53            118
    Residential mortgage                                          161           180           243            83            146
    Consumer                                                    5,638         5,176         5,171         5,102          3,436
------------------------------------------------------------------------------------------------------------------------------
      Total                                                    11,531         9,544         7,727         6,125          4,976
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                          12,465        16,214        21,958        25,350         20,929
Provision for loan losses                                      18,086        10,401        15,792        34,000         34,228
Additions due to acquisitions                                      --         1,071            --         2,283          1,364
------------------------------------------------------------------------------------------------------------------------------
Ending balance                                               $109,497      $103,876      $108,618      $114,784      $ 103,851
==============================================================================================================================
Reserve for off-balance sheet credit losses:
Beginning balance                                            $ 20,574      $ 18,502      $ 13,855      $ 12,219      $  12,717
Provision for off-balance sheet credit losses                     316         2,040         4,647         1,636           (498)
Additions due to acquisitions                                      --            32            --            --             --
------------------------------------------------------------------------------------------------------------------------------
Ending balance                                               $ 20,890      $ 20,574      $ 18,502      $ 13,855      $  12,219
==============================================================================================================================
Total provision for credit losses                            $ 18,402      $ 12,441      $ 20,439      $ 35,636      $  33,730
==============================================================================================================================
Reserve for loan losses to loans outstanding at
year-end(1)                                                      1.03%         1.14%         1.38%         1.55%          1.53%
Net charge-offs to average loans(1)                              0.13          0.19          0.29          0.36           0.33
Total provision for credit losses to average
loans(1)                                                         0.19          0.15          0.27          0.50           0.54
Recoveries to gross charge-offs                                 48.05         37.05         26.03         19.46          19.21
Reserve for off-balance sheet credit losses to
off-balance sheet credit commitments                             0.36%         0.42%         0.48%         0.41%          0.38%
Combined reserves for credit losses to loans outstanding
   at year-end(1)                                                1.22%         1.37%         1.61%         1.73%          1.72%
==============================================================================================================================
Problem Loans:
  Loans past due (90 days)                                   $  5,945      $  8,708      $  7,649      $ 14,944      $   8,117
  Nonaccrual(2)                                                26,055        25,162        52,660        52,681         49,855
  Renegotiated                                                  1,111            --            --            --             --
------------------------------------------------------------------------------------------------------------------------------
     Total                                                   $ 33,111      $ 33,870      $ 60,309      $ 67,625      $  57,972
------------------------------------------------------------------------------------------------------------------------------
Foregone interest on nonaccrual loans(2)                     $  2,130      $  2,515      $  4,617      $  4,821      $   4,770
==============================================================================================================================

(1)   Excludes residential mortgage loans held for sale.

(2) Interest collected and recognized on nonaccrual loans was not significant in 2006 and previous years disclosed.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for credit losses. A separate reserve for off-balance sheet credit risk is maintained. Table 22 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented for comparison with peer banks and others who have not adopted the preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At December 31, 2006, specific impairment reserves totaled $1.7 million on total impaired loans of $23 million. Specific impairment reserves were $2.6 million at December 31, 2005.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At December 31, 2006, the ranges of potential losses for the more significant factors were:

General economic conditions  - $5.2 million to $9.1 million
Concentration in large loans - $1.4 million to $2.8 million

Allocation of the loan loss reserve to the major loan categories is presented in Table 23.

The provision for credit losses totaled $18.4 million, up $6.0 million over 2005. Factors considered in determining the provision for credit losses included the application of statistical migration factors to loan growth during the year and concentrations in commercial real estate and residential homebuilder loans. The preceding factors that increased the required provision were partially offset by reductions in the outstanding balances of criticized and classified loans and potential problem loans.

Table 23  Loan Loss Reserve Allocation
          (Dollars in Thousands)

                                                                           December 31,
                             ------------------------------------------------------------------------------------------------------
                                     2006                2005                 2004                   2003                2002
                             ------------------------------------------------------------------------------------------------------
                                        % of                   % of                % of                  % of                % of
                            Reserve(2) Loans(1) Reserve(2)   Loans(1)  Reserve(2) Loans(1)  Reserve(2) Loans(1)  Reserve(2) Loans(1)
                             ------------------------------------------------------------------------------------------------------
Loan category:
   Commercial                $ 44,151   58.29%   $ 43,915      58.32%   $ 52,325    58.00%   $ 58,993    58.39%   $ 56,474   58.95%
   Commercial real
     estate                    30,838   22.97      25,529      21.89      21,317    20.55      16,395    21.95      16,037   21.22
   Residential mortgage         4,663   11.80       5,302      12.87       5,904    15.20       6,797    13.67       3,956   13.74
   Consumer                    11,784    6.94      10,929       6.92      12,034     6.25      16,132     5.99      13,922    6.09
   Nonspecific allowance       18,061      --      18,201         --      17,038       --      16,467       --      13,462      --
-----------------------------------------------------------------------------------------------------------------------------------
   Total                     $109,497  100.00%   $103,876     100.00%   $108,618   100.00%   $114,784   100.00%   $103,851  100.00%
===================================================================================================================================

(1)   Excludes residential mortgage loans held for sale.

(2) Specific allocation for the loan concentration risks are included in the appropriate category.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $36 million at December 31, 2006 and $34 million at December 31, 2005 is presented in Table 24. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Nonaccrual loans totaled $26 million at December 31, 2006 and $25 million at December 31, 2005. Newly identified nonaccruing loans totaled $27 million during the year. Nonaccruing loans decreased $8 million for loans charged off and foreclosed, and $19 million for cash payments received. Renegotiated loans, which consist of indirect automobile loans whose original terms have been modified, totaled $1.1 million.

Table 24  Nonperforming Assets
          (Dollars in Thousands)

                                                                                      December 31,
                                                               -----------------------------------------------------------
                                                                 2006         2005         2004         2003          2002
                                                               -----------------------------------------------------------
Nonperforming loans
   Nonaccrual loans:
     Commercial                                                $10,737      $11,673      $33,195      $41,360      $39,114
     Commercial real estate                                      4,771        5,370       10,144        2,311        3,395
     Residential mortgage                                       10,325        7,347        8,612        7,821        5,950
     Consumer                                                      222          772          709        1,189        1,396
---------------------------------------------------------------------------------------------------------------------------
       Total nonaccrual loans                                   26,055       25,162       52,660       52,681       49,855
   Renegotiated loans                                            1,111           --           --           --           --
---------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                  27,166       25,162       52,660       52,681       49,855
   Other nonperforming assets                                    8,486        8,476        3,763        7,186        6,719
---------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                $35,652      $33,638      $56,423      $59,867      $56,574
===========================================================================================================================
Ratios:
   Reserve for loan losses to nonperforming loans               403.07%      412.83%      206.26%      217.89%      208.31%
   Nonperforming loans to period-end loans(2)                     0.26         0.28         0.67         0.71         0.74
===========================================================================================================================
Loans past due (90 days)(1)                                    $ 5,945      $ 8,708      $ 7,649      $14,944     $  8,117
===========================================================================================================================

(1)   Includes residential mortgages guaranteed by agencies
      of the U.S. Government.                                  $ 2,233      $ 2,021      $ 2,308     $  4,132     $  4,956

(2)   Excludes residential mortgage loans held for sale.

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets. Known information does, however, cause management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $22 million at December 31, 2006 and $28 million at December 31, 2005. The current composition of potential problem loans by primary industry included healthcare - $11 million, services - $6 million and real estate - $3 million.

Deposits

Deposit accounts represent our primary funding source. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our Perfect Banking sales and customer service standards program, free checking and on-line Billpay services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services.

Average deposits totaled $11.4 billion for 2006, a $1.3 billion or 13% increase over 2005. Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, increased 6% to $5.5 billion. Accounts with balances in excess of $100,000 totaled $4.7 billion, an increase of $818 million or 21%. Average brokered deposits and public funds, which totaled $1.1 billion, were up $134 million over 2005.

Table 25 Maturity of Domestic CDs and Public
           Funds in Amounts of $100,000 or More
           (In Thousands)

                                     December 31,
                               -----------------------
                                   2006         2005
                               -----------------------
   Months to maturity:
   3 or less                   $  713,463   $  354,724
   Over 3 through 6               517,766      256,919
   Over 6 through 12              809,212      631,691
   Over 12                        603,291    1,226,823
 -----------------------------------------------------
   Total                       $2,643,732   $2,470,157
 =====================================================

At December 31, 2006, the Company had $512 million in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates is 4.42%. Interest rate swaps, which may have been designated as fair value hedges of each of these certificates, modify the certificates from fixed rate to floating rates based on changes in LIBOR. We receive a weighted average fixed rate of 4.62% on these swaps and currently pay a floating rate of 5.32%.

The distribution of deposit accounts among our principal markets is shown in Table 26.

Table 26 Deposits by Principal Market Area
         (In Thousands)

                                                                  December 31,
                                  ------------------------------------------------------------------------
                                      2006            2005            2004          2003           2002
                                  ------------------------------------------------------------------------
 Oklahoma:
    Demand                        $   915,101     $ 1,003,284     $1,095,228     $1,025,483     $1,044,628
    Interest-bearing:
      Transaction                   3,456,322       3,002,610      2,291,089      2,246,675      1,897,353
      Savings                          83,017          85,837         87,597         98,611        103,749
      Time                          2,595,890       2,564,337      2,505,849      2,403,293      2,334,949
                                  ------------------------------------------------------------------------
    Total interest-bearing          6,135,229       5,652,784      4,884,535      4,748,579      4,336,051
                                  ------------------------------------------------------------------------
 Total Oklahoma                   $ 7,050,330     $ 6,656,068     $5,979,763     $5,774,062     $5,380,679
                                  ========================================================================
Texas:
    Demand                        $   640,159     $   615,732     $  617,808     $  421,292     $  394,164
    Interest-bearing:
      Transaction                   1,688,131       1,535,570      1,119,893      1,213,777        953,550
      Savings                          24,074          27,398         30,331         35,702         33,071
      Time                            829,255         735,731        571,993        505,463        510,512
                                  ------------------------------------------------------------------------
    Total interest-bearing          2,541,460       2,298,699      1,722,217      1,754,942      1,497,133
                                  ------------------------------------------------------------------------
 Total Texas                      $ 3,181,619     $ 2,914,431     $2,340,025     $2,176,234     $1,891,297
                                  ========================================================================
New Mexico:
    Demand                        $   124,088     $   129,289     $  136,599     $  106,050     $   79,953
    Interest-bearing:
      Transaction                     432,342         381,099        320,118        370,294        295,174
      Savings                          16,417          17,839         17,885         20,728         26,704
      Time                            490,460         453,314        411,939        317,924        287,607
                                  ------------------------------------------------------------------------
    Total interest-bearing            939,219         852,252        749,942        708,946        609,485
                                  ------------------------------------------------------------------------
 Total New Mexico                 $ 1,063,307     $   981,541     $  886,541     $  814,996     $  689,438
                                  ========================================================================
Arkansas:
    Demand                        $    12,589     $    10,429     $   14,489     $   16,351     $   12,949
    Interest-bearing:
      Transaction                      17,905          22,354         26,882         28,411         18,025
      Savings                           1,010           1,058          1,434          1,341          1,214
      Time                             57,446          75,034         99,677        105,598        134,923
                                  ------------------------------------------------------------------------
    Total interest-bearing             76,361          98,446        127,993        135,350        154,162
                                  ------------------------------------------------------------------------
 Total Arkansas                   $    88,950     $   108,875     $  142,482     $  151,701     $  167,111
                                  ========================================================================
Colorado:
    Demand                        $    48,756     $    61,647     $   62,995     $   79,424     $       --
    Interest-bearing:
      Transaction                     328,254         258,668        189,106        162,651             --
      Savings                          12,632          17,772         19,092         18,347             --
      Time                            485,200         264,020         54,394         42,448             --
                                  ------------------------------------------------------------------------
    Total interest-bearing            826,086         540,460        262,592        223,446             --
                                  ------------------------------------------------------------------------
 Total Colorado                   $   874,842     $   602,107     $  325,587     $  302,870     $       --
                                  ========================================================================
Arizona:
    Demand                        $    39,352     $    45,567     $       --     $       --     $       --
    Interest-bearing:
      Transaction                      73,729          56,994             --             --             --
      Savings                           1,978           4,111             --             --             --
      Time                              6,574           5,624             --             --             --
                                  ------------------------------------------------------------------------
    Total interest-bearing             82,281          66,729             --             --             --
                                  ------------------------------------------------------------------------
 Total Arizona                    $   121,633     $   112,296     $       --     $       --     $       --
                                  ========================================================================
Kansas:
    Demand                        $        14     $        --     $       --     $       --     $       --
    Interest-bearing:
      Transaction                         287              --             --             --             --
      Savings                               2              --             --             --             --
      Time                              5,721              --             --             --             --
                                  ------------------------------------------------------------------------
    Total interest-bearing              6,010              --             --             --             --
                                  ------------------------------------------------------------------------
 Total Kansas                     $     6,024     $        --     $       --     $       --     $       --
                                  ========================================================================

 Total BOK Financial deposits     $12,386,705     $11,375,318     $9,674,398     $9,219,863     $8,128,525
                                  ========================================================================

Average consumer deposits across all of our lines of business increased $542 million or 12% for 2006. Consumer deposits increased $185 million or 69% in Colorado, $177 million or 6% in Oklahoma and $103 million or 15% in New Mexico. Average commercial deposits for all markets were up $503 million or 16% over 2005. Commercial deposits in our Texas markets grew $318 million or 23% and commercial deposits in our Oklahoma markets grew $146 million or 9%. In addition, deposits attributed to trust and private financial services increased $330 million or 32% over the previous year.

Borrowings and Capital

Parent Company

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain commercial banks that matures in December 2010. There was no outstanding principal balance of this credit agreement at December 31, 2006. Interest is based upon a base rate or LIBOR plus a defined margin that is determined by the Company's credit rating. This margin ranges from 0.375% to 1.125% or a base rate. The margin currently applicable to borrowings against this line is 0.500%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels. BOK Financial met all of the restrictive covenants at December 31, 2006.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $107 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $32 million under this policy.

Equity capital for BOK Financial increased $182 million to $1.7 billion during 2006. Retained earnings, net income less cash dividends paid, provided $176 million of this increase. Growth in retained earnings was partially offset by a $6 million increase in accumulated other comprehensive losses. The after-tax effect of adjusting the prepaid pension expense asset as required by FAS 158 increased accumulated other comprehensive losses $11 million while lower net unrealized losses on available for sale securities reduced accumulated other comprehensive losses $5 million. Employee stock option transactions increased equity capital $23 million during 2006 and treasury stock purchases reduced capital $12 million.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 279 thousand shares have been repurchased by the Company for $13.4 million. During 2006, 249 thousand shares were repurchased for $12.1 million.

BOK Financial and subsidiary banks are subject to various capital requirements administered by federal agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have material impact on operations. These capital requirements include quantitative measures of assets, liabilities, and off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators. The capital ratios for BOK Financial and each subsidiary bank are presented in Note 16 to the Consolidated Financial Statements.

Subsidiary Banks

BOK Financial's subsidiary banks use borrowings to supplement deposits as a source of funds for loans and securities growth. Sources of these borrowings included federal funds purchased, securities repurchase agreements, and advances from the Federal Home Loan Banks. Interest rates and maturity dates for the various borrowings are matched with specific asset types in the asset/liability management process. Note 10 to the Consolidated Financial Statements provides additional information about the subsidiary banks' borrowings, including maturity and repricing periods and collateral requirements.

During 2005, Bank of Oklahoma issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.43%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in the fair value of the subordinated debt due to changes in interest rates. The Company receives a fixed rate of 5.257% and pays a variable rate based on 1-month LIBOR. Semi-annual swap settlements coincide with interest payments on the subordinated debt. The interest rate swap terminates on June 1, 2015, the maturity date of the subordinated debt.

In 1997, Bank of Oklahoma issued $150 million of 10-year, 7.125% fixed rate subordinated debt. During 2004, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The

Company receives a fixed rate of 3.165% and pays a variable rate based on 1-month LIBOR. Semi-annual swap settlements coincide with interest payments on the subordinated debt. The interest rate swap terminates on August 15, 2007, the maturity date of the subordinated debt.

Off-Balance Sheet Arrangements

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The final anniversary date of this guarantee is October 25, 2007. The maximum annual number of shares subject to this guarantee is 210,069. The price guarantee is non-transferable and non-cumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guarantee. The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of the Company's common stock on December 31, 2006 was $54.98.

 Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations included time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2006.

Table 27 Contractual Obligations as of December 31, 2006
         (In Thousands)

                                          Less Than       1 to 3        4 to 5      More Than
                                            1 Year         Years         Years       5 Years        Total
                                         ------------------------------------------------------------------
Time deposits                            $2,026,886     $1,028,966     $378,965     $ 54,394     $3,489,211
Other borrowings                            600,013        234,706        1,362       11,290        847,371
Subordinated debentures                     164,180         15,000       15,000      175,625        369,805
Operating lease obligations                  16,227         30,494       25,068       30,638        102,427
Derivative contracts                        182,747         85,718       11,660          942        281,067
Data processing contracts                    13,217         20,351       15,878       12,451         61,897
-----------------------------------------------------------------------------------------------------------
Total                                    $3,003,270     $1,415,235     $447,933     $285,340     $5,151,778
============================================================================================================

Loan commitments                                                   $5,318,257
Standby letters of credit                                             527,627
Unfunded third-party private equity commitments                        22,392
Deferred compensation and stock-based compensation obligations         23,963

Payments on time deposits and other borrowed funds include interest which has been calculated from rates at December 31, 2006. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table. Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

Payments on time deposits are based on contractual maturity dates. These funds may be withdrawn prior to maturity. We may charge the customer a penalty for early withdrawal.

Operating lease commitments generally represent real property we rent for branch offices, corporate offices and operations facilities. Payments presented represent the minimum lease payments and exclude related costs such as utilities and property taxes.

Data processing and communications contracts represent the minimum obligations under the contracts. Additional payments that are based on the volume of transactions processed are excluded.

Loan commitments represent legally binding obligations to provide financing to our customers. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Obligations under derivative contracts used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations.

The Company has $17.7 million of commitments to make investments through its BOK Financial Private Equity Funds. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations.

The Company has compensation and employment agreements with its President and Chief Executive Officer. Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions. These agreements also provide for settlement in cash or other assets. We currently have recognized a $16.2 million liability for these plans. This liability would increase to $18.6 million if all awards were fully vested. We also have obligations with respect to its employee and executive benefit plans. See Notes 12 and 13 to the Consolidated Financial Statements.

Recently Issued Accounting Standards

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156")

FAS 156 permitted companies that service financial assets to elect to carry servicing rights either at fair value or at the lower of amortized cost or fair value. FAS 156 also required initial recognition of originated servicing rights at fair value. Previously, generally accepted accounting principles required servicing rights to be carried at the lower of amortized cost or fair value. Originated mortgage servicing rights were initially recognized based on relative fair values of the servicing rights and loans sold.

Entities that service financial assets were also permitted to reclassify securities designated as an economic hedge of the servicing rights from the available for sale classification to trading without tainting management's classification of the remaining available for sale securities portfolio.

FAS 156 is effective for fiscal years that begin after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued annual or interim financial statements for that fiscal year. BOK Financial adopted FAS 156 effective January 1, 2006. All mortgage loan servicing rights were designated to be carried at fair value. Certain available for sale securities that had been specifically identified as an economic hedge of the mortgage servicing rights were reclassified as trading securities. Adoption of FAS 156 did not significantly affect the Company's 2006 financial statements.

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157")

FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. FAS 157 also nullifies EITF guidance that prohibited recognition of gains or losses at inception of derivative transactions whose fair value is estimated by modeling.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be independent, knowledgeable buyers and sellers transacting business in the principal or most advantageous market for the asset or liability.

FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permitted if no annual or interim financial statements have been issued for the earlier period. Management adopted FAS 157 effective January 1, 2007.

The Company's policies for determining fair value of derivative contracts and for recognizing income from its customer hedging programs are based on the EITF guidance nullified by FAS 157. FAS 157 is not expected to significantly affect future financial statements.

Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined-Benefit Pension and Other Postretirement Plans" ("FAS 158")

FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined-benefit postretirement plan as an asset or liability and to recognize changes in the plan's the funded status through comprehensive income in the year in which the change occurs. This statement also requires that the funded status be measured as of the date of the employer's year-end financial statements.

A plan's funded status is defined as the difference between the fair value of plan assets and, for a defined-benefit pension plan, the projected benefit obligation. Actuarial gains and losses and prior service costs or credits that are not recognized through expense as components of net periodic benefit cost are recognized as components of comprehensive income, net of tax. FAS 158 does not change the recognition of net periodic benefit cost determined under FASB Statements No. 87, 88 and 106.

For employers with publicly traded equity securities, such as the Company, FAS 158 was effective for fiscal years ending after December 15, 2006. As of December 31, 2006, the Company charged $11.4 million against comprehensive income for the implementation of FAS 158.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48")

FIN 48 was issued during 2006 to clarify accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation establishes a minimum threshold that must be met for financial statement recognition and prescribes a measurement attribute for uncertain tax positions. The benefit of uncertain tax positions may only be recognized when based upon all relevant evidence it is more-likely-than-not that the position would prevail upon examination, including resolution of related appeals or litigation based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the largest amount that is greater than 50% likely of being realized upon ultimate settlement.

A tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of a period, including changes due to changes in tax positions taken in prior and current periods, decreases due to settlements with taxing authorities and decreases due to lapses in the applicable statutes of limitations will be required. FIN 48 also requires disclosure of the nature of uncertainties which are expected to significantly increase or decrease within 12 months of the reporting date, including the nature of events that would cause the change.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will apply the provisions of FIN 48 to all tax positions. Upon initial adoption, the effect of FIN 48 is not expected to exceed $1.0 million, which will be recognized as a reduction of retained earnings. This estimate is subject to revision as management completes its analysis of uncertain tax positions.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about BOK Financial, the financial services industry and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and reserve for loan losses involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Legal Notice

As used in this report, the term "BOK Financial" and such terms as "the Company," "the Corporation," "our," "we" and "us" may refer to one or more of the consolidated subsidiaries or all of them taken as a whole. All these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Responsibility for managing market risk rests with the Asset / Liability Committee that operates under policy guidelines established by the Board of Directors. The acceptable negative variation in net interest revenue, net income or economic value of equity due to a specified basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%. These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for un-pledged assets, among other things. Compliance with these guidelines is reviewed monthly.

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to position the balance sheet to be neutral to interest rate changes. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 2.6 years based on a range of interest rate and prepayment assumptions.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. Net interest revenue decreased $9.4 million in 2006 and $1.4 million in 2005 from periodic settlements of these contracts. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses. A net loss of $637 thousand was recognized in 2006 compared with a net gain of $1.1 million in 2005 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from these swaps is monitored as part of our overall process of managing credit exposure to other financial institutions. Additional information regarding interest rate swap contracts is presented in Note 4 to the Consolidated Financial Statements.

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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 28 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 28 Interest Rate Sensitivity
           (Dollars in Thousands)

                                                       200 bp Increase             200 bp Decrease              Most Likely
                                                   ----------------------       --------------------       --------------------
                                                     2006         2005           2006          2005           2006        2005
                                                   ----------------------       --------------------       --------------------
 Anticipated impact over the next twelve months
    on net interest revenue                        $ (7,587)     $  7,334       $  8,357      (7,295)      $  4,060    $  5,675
                                                       (1.4)%         1.5%           1.5%       (1.5)%          0.7%        1.2%
=========================================================================       =====================       ====================

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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At December 31, 2006, the VAR was $406 thousand. The greatest value at risk during 2006 was $1.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Financial Statements

Management of BOK Financial is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include some amounts that are based on our best estimates and judgments.

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2006.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management's assessment of internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. Their report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, is included in this annual report.

Report of Independent Registered Public Accounting Firm

Report on Consolidated Financial Statements

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for mortgage servicing rights as of January 1, 2006, in accordance with Financial Accounting Standards Board Statement No. 156, Accounting for Servicing of Financial Assets. Also as discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for defined benefit pension plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BOK Financial Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2007

Report of Independent Registered Public Accounting Firm

Report on Effectiveness of Internal Control over Financial Reporting

The Board of Directors and Shareholders of BOK Financial Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that BOK Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that BOK Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of BOK Financial Corporation and our report dated February 27, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2007

Consolidated Statements of Earnings
(In Thousands Except Share And Per Share Data)

                                                                                   2006             2005              2004
                                                                              ------------------------------------------------
Interest Revenue
Loans                                                                         $    751,391      $    554,691      $    408,115
Taxable securities                                                                 222,531           205,952           197,884
Tax-exempt securities                                                                9,819             7,329             7,359
------------------------------------------------------------------------------------------------------------------------------
         Total securities                                                          232,350           213,281           205,243
------------------------------------------------------------------------------------------------------------------------------
Trading securities                                                                     847               675               573
Funds sold and resell agreements                                                     1,841             1,287               353
------------------------------------------------------------------------------------------------------------------------------
         Total interest revenue                                                    986,429           769,934           614,284
------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                                           336,908           210,400           144,433
Borrowed funds                                                                     142,553            95,826            38,847
Subordinated debentures                                                             20,280            14,367             7,761
------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                    499,741           320,593           191,041
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                               486,688           449,341           423,243
Provision for Credit Losses                                                         18,402            12,441            20,439
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue After Provision for Credit Losses                             468,286           436,900           402,804
------------------------------------------------------------------------------------------------------------------------------
Other Operating Revenue
Brokerage and trading revenue                                                       47,560            44,222            41,107
Transaction card revenue                                                            78,622            72,036            64,816
Trust fees and commissions                                                          71,037            65,187            57,532
Deposit service charges and fees                                                   102,436            98,361            93,712
Mortgage banking revenue                                                            26,996            30,681            28,189
Other revenue                                                                       45,045            34,377            26,871
------------------------------------------------------------------------------------------------------------------------------
         Total fees and commissions                                                371,696           344,864           312,227
------------------------------------------------------------------------------------------------------------------------------
Gain on sales of assets                                                              1,499             7,798             1,225
Gain (loss) on securities, net                                                        (950)           (6,895)           (3,088)
Gain (loss) on derivatives, net                                                       (622)            1,179            (1,474)
------------------------------------------------------------------------------------------------------------------------------
         Total other operating revenue                                             371,623           346,946           308,890
------------------------------------------------------------------------------------------------------------------------------
Other Operating Expense
Personnel                                                                          296,260           258,971           240,661
Business promotion                                                                  19,351            17,964            15,618
Contribution of stock to BOK Charitable Foundation                                      --                --             5,561
Professional fees and services                                                      17,744            16,596            15,487
Net occupancy and equipment                                                         52,188            50,195            47,289
Data processing and communications                                                  66,926            67,026            60,025
Printing, postage and supplies                                                      15,862            15,066            14,034
Net (gains) losses and operating expenses of repossessed assets                        474               572            (4,016)
Amortization of intangible assets                                                    5,327             6,943             8,138
Mortgage banking costs                                                              11,829            14,562            18,167
Change in fair value of mortgage servicing rights                                   (3,009)               --                --
Recovery of impairment of mortgage servicing rights                                     --            (3,915)           (1,567)
Other expense                                                                       29,355            25,126            21,827
------------------------------------------------------------------------------------------------------------------------------
         Total other operating expense                                             512,307           469,106           441,224
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                                                327,602           314,740           270,470
Federal and state income tax                                                       114,625           113,235            91,447
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    $    212,977      $    201,505      $    179,023
==============================================================================================================================
Earnings Per Share:
    Basic                                                                     $       3.19      $       3.14      $       3.00
    Diluted                                                                   $       3.16      $       3.01      $       2.68
==============================================================================================================================
Average Shares Used in Computation:
    Basic                                                                       66,759,384        64,067,873        59,128,395
    Diluted                                                                     67,310,005        67,047,064        66,732,496
==============================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                                                         December 31,
                                                                                                ------------------------------
                                                                                                     2006              2005
                                                                                                ------------------------------
Assets
Cash and due from banks                                                                         $    775,376      $    684,857
Funds sold and resell agreements                                                                      21,950            14,465
Trading securities                                                                                    37,076            18,633
Securities:
   Available for sale                                                                              4,293,938         4,821,575
   Available for sale securities pledged to creditors                                                361,123                --
   Investment (fair value: 2006 - $246,608; 2005 - $243,406)                                         248,689           245,125
   Mortgage trading securities                                                                       162,837                --
------------------------------------------------------------------------------------------------------------------------------
   Total securities                                                                                5,066,587         5,066,700
------------------------------------------------------------------------------------------------------------------------------
Loans                                                                                             10,715,803         9,139,978
Less reserve for loan losses                                                                        (109,497)         (103,876)
------------------------------------------------------------------------------------------------------------------------------
   Loans, net of reserve                                                                          10,606,306         9,036,102
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                          188,041           179,627
Accrued revenue receivable                                                                           118,236            99,874
Intangible assets, net                                                                               258,060           263,022
Mortgage servicing rights, net                                                                        65,946            54,097
Real estate and other repossessed assets                                                               8,486             8,476
Bankers' acceptances                                                                                  43,613            33,001
Derivative contracts                                                                                 284,239           452,878
Cash surrender value of bank-owned life insurance                                                    212,230             9,279
Other assets                                                                                         373,478           406,058
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                              $ 18,059,624      $ 16,327,069
==============================================================================================================================

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                                                             $  1,780,059      $  1,865,948
Interest-bearing deposits:
  Transaction                                                                                      5,996,970         5,257,295
  Savings                                                                                            139,130           154,015
  Time                                                                                             4,470,546         4,098,060
------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                                  12,386,705        11,375,318
------------------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                                                          2,348,516         1,337,911
Other borrowings                                                                                     593,731         1,054,298
Subordinated debentures                                                                              297,800           295,964
Accrued interest, taxes and expense                                                                  104,752            92,219
Bankers' acceptances                                                                                  43,613            33,001
Due on unsettled security transactions                                                               107,420             8,429
Derivative contracts                                                                                 298,679           466,669
Other liabilities                                                                                    157,386           124,106
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                               16,338,602        14,787,915
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock ($.00006 par value; 2,500,000,000 shares authorized;
      shares issued and outstanding: 2006 - 68,704,575; 2005 - 67,904,533)                                 4                 4
  Capital surplus                                                                                    688,861           656,579
  Retained earnings                                                                                1,166,994           990,422
  Treasury stock (shares at cost: 2006 - 1,636,825; 2005 - 1,202,125)                                (61,393)          (40,040)
  Accumulated other comprehensive loss                                                               (73,444)          (67,811)
------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                       1,721,022         1,539,154
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                                $ 18,059,624      $ 16,327,069
==============================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)

                                                                                        2006            2005             2004
                                                                                   ---------------------------------------------
Cash Flows From Operating Activities:
 Net income                                                                        $   212,977      $   201,505      $   179,023
 Adjustments to reconcile net income to cash provided by operations:
         Provision for credit losses                                                    18,402           12,441           20,439
         Change in fair value of mortgage servicing rights                              (3,009)              --               --
         Recovery of mortgage servicing rights impairment                                   --           (3,915)          (1,567)
         Unrealized (gains) losses from derivatives                                     (1,531)           8,463            6,124
         Depreciation and amortization                                                  39,303           44,860           47,298
         Change in bank-owned life insurance                                              (964)              --               --
         Tax benefit on exercise of stock options                                       (4,014)          (3,583)          (4,609)
         Stock-based compensation                                                       10,682            8,431           15,915
         Net (accretion) amortization of securities discounts and premiums               1,326           (1,159)          (3,116)
         Net gain on sale of assets                                                    (10,629)         (15,230)         (11,678)
         Contribution of stock to BOK Charitable Foundation                                 --               --            5,561
         Mortgage loans originated for resale                                         (735,432)        (783,498)        (635,624)
         Proceeds from sale of mortgage loans held for resale                          741,901          770,115          666,549
         Change in trading securities, including mortgage trading securities          (131,209)          (8,941)          (1,869)
         Change in accrued revenue receivable                                          (18,362)         (20,230)          (4,664)
         Change in other assets                                                        (56,423)          17,592          (48,766)
         Change in accrued interest, taxes and expense                                  12,533          (53,005)         (14,722)
         Change in other liabilities                                                    70,119           33,102           39,218
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              145,670          206,948          253,512
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Proceeds from sales of available for sale securities                               646,944        1,537,628        2,652,554
    Proceeds from maturities of investment securities                                   59,099           54,336           61,583
    Proceeds from maturities of available for sale securities                          686,163          868,401        1,036,014
    Purchases of investment securities                                                 (62,850)         (78,675)         (94,947)
    Purchases of available for sale securities                                      (1,208,842)      (2,731,763)      (3,800,015)
    Loans originated or acquired net of principal collected                         (1,727,123)      (1,287,158)        (554,128)
    Net payments or proceeds on derivative asset contracts                             (20,146)           4,290           (9,368)
    Investment in bank-owned life insurance                                           (201,987)              --               --
    Net change in other investment assets                                                  165           33,718            3,208
    Proceeds from disposition of assets                                                 81,731           88,527           69,320
    Purchases of other assets                                                          (54,520)         (49,199)         (34,404)
    Cash and equivalents of subsidiaries and branches acquired and sold, net               135          (29,093)              --
--------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                               (1,801,231)      (1,588,988)        (670,183)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
    Net change in demand deposits, transaction
      deposits and savings accounts                                                    638,901        1,246,713          185,409
    Net change in time deposits                                                        364,344          457,412          269,126
    Net change in other borrowings                                                     550,038          (83,299)         (55,811)
    Change in amount receivable (due) on unsettled security transactions                98,991           65,302          (65,132)
    Pay down of other borrowings                                                            --          (95,000)              --
    Issuance of common and treasury stock, net                                          12,647            7,032            7,132
    Issuance of subordinated debenture                                                      --          147,855               --
    Net change in derivative margin accounts                                           103,188         (167,137)         (50,202)
    Net payments or proceeds on derivative liability contracts                          30,333           (9,407)          10,259
    Tax benefit on exercise of stock options                                             4,014            3,583            4,609
    Repurchase of common stock                                                         (12,103)          (2,439)              --
    Dividends paid                                                                     (36,788)         (20,344)          (1,540)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            1,753,565        1,550,271          303,850
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    98,004          168,231         (112,821)
Cash and cash equivalents at beginning of period                                       699,322          531,091          643,912
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   797,326      $   699,322      $   531,091
================================================================================================================================

Cash paid for interest                                                             $   493,873      $   312,200      $   192,187
================================================================================================================================
Cash paid for taxes                                                                    117,604          104,543           95,282
================================================================================================================================
Net loans transferred to repossessed real estate                                         7,057           11,633            6,013
================================================================================================================================
Payment of dividends in common stock                                                        --               --           65,899
================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(In Thousands)

                                                 Preferred Stock       Common Stock
                                                -----------------     ---------------
                                                Shares     Amount     Shares   Amount
-------------------------------------------------------------------------------------
December 31, 2003                               250,000      $ 12      58,056     $ 4
Comprehensive income:
   Net income                                        --        --          --      --
   Other comprehensive loss, net of tax              --        --          --      --
    Comprehensive income
Exercise of stock options                            --        --         616      --
Conversion of preferred stock to common             (25)       --          --      --
Tax benefit on exercise of stock options             --        --          --      --
Stock-based compensation                             --        --          --      --
Cash dividends on preferred stock                    --        --          --      --
Dividends paid in shares of common stock             --        --       1,749      --
-------------------------------------------------------------------------------------
December 31, 2004                               249,975        12      60,421       4
Comprehensive income:
   Net income                                        --        --          --      --
   Other comprehensive loss, net of tax              --        --          --      --
     Comprehensive income
Treasury stock purchase                              --        --          --      --
Exercise of stock options                            --        --         563      --
Conversion of preferred stock to common        (249,975)      (12)      6,921      --
Tax benefit on exercise of stock options             --        --          --      --
Stock-based compensation                             --        --          --      --
Cash dividends on:
    Preferred stock                                  --        --          --      --
    Common stock                                     --        --          --      --
-------------------------------------------------------------------------------------
December 31, 2005                                    --        --      67,905       4
Effect of implementing FAS 156, net of tax           --        --          --      --
Comprehensive income:
   Net income                                        --        --          --      --
   Other comprehensive loss, net of tax              --        --          --      --
    Comprehensive income
Treasury stock purchase                              --        --          --      --
Exercise of stock options                            --        --         800      --
Tax benefit on exercise of stock options             --        --          --      --
Stock-based compensation                             --        --          --      --
Cash dividends on common stock                       --        --          --      --
-------------------------------------------------------------------------------------
 December 31, 2006                                   --      $ --      68,705     $ 4
=====================================================================================

See accompanying notes to consolidated financial statements.

                                            Accumulated
                                                Other                                           Treasury Stock
                                            Comprehensive      Capital         Retained    --------------------------
                                            Income (Loss)      Surplus         Earnings      Shares          Amount        Total
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                           $     8,459      $   546,594     $   698,052         849     $   (24,491)   $ 1,228,630
Comprehensive income:
   Net income                                        --               --         179,023          --              --        179,023
   Other comprehensive loss, net of tax         (20,084)              --              --          --              --        (20,084)
                                                                                                                        -----------
    Comprehensive income                                                                                                    158,939
                                                                                                                        -----------
Exercise of stock options                            --           12,507              --         122          (5,375)         7,132
Conversion of preferred stock to common              --               --              --          --              --             --
Tax benefit on exercise of stock options             --            4,609              --          --              --          4,609
Stock-based compensation                             --            1,099              --          --              --          1,099
Cash dividends on preferred stock                    --               --          (1,875)         --              --         (1,875)
Dividends paid in shares of common stock             --           66,938         (65,939)         27          (1,039)           (40)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                               (11,625)         631,747         809,261         998         (30,905)     1,398,494

Comprehensive income:
   Net income                                        --               --         201,505          --              --        201,505
   Other comprehensive loss, net of tax         (56,186)              --              --          --              --        (56,186)
                                                                                                                        -----------
     Comprehensive income                                                                                                   145,319
                                                                                                                        -----------
Treasury stock purchase                              --               --              --          60          (2,439)        (2,439)
Exercise of stock options                            --           13,728              --         144          (6,696)         7,032
Conversion of preferred stock to common              --               12              --          --              --             --
Tax benefit on exercise of stock options             --            3,583              --          --              --          3,583
Stock-based compensation                             --            7,509              --          --              --          7,509
Cash dividends on:
    Preferred stock                                  --               --            (375)         --              --           (375)
    Common stock                                     --               --         (19,969)         --              --        (19,969)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2005                               (67,811)         656,579         990,422       1,202         (40,040)     1,539,154
Effect of implementing FAS 156, net of tax           --               --             383          --              --            383
Comprehensive income:
   Net income                                        --               --         212,977          --              --        212,977
   Other comprehensive loss, net of tax          (5,633)              --              --          --              --         (5,633)
                                                                                                                        -----------
    Comprehensive income                                                                                                    207,344
                                                                                                                        -----------
Treasury stock purchase                              --               --              --         249         (12,103)       (12,103)
Exercise of stock options                            --           21,897              --         186          (9,250)        12,647
Tax benefit on exercise of stock options             --            4,014              --          --              --          4,014
Stock-based compensation                             --            6,371              --          --              --          6,371
Cash dividends on common stock                       --               --         (36,788)         --              --        (36,788)
-----------------------------------------------------------------------------------------------------------------------------------
 December 31, 2006                          $   (73,444)     $   688,861     $ 1,166,994       1,637     $   (61,393)   $ 1,721,022
===================================================================================================================================

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

      The Consolidated Financial Statements of BOK Financial Corporation ("BOK Financial" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., Bank of Kansas City, N.A., and BOSC, Inc.

      New accounting policies first adopted in 2006 included Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156") and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined-Benefit Pension and Other Post-retirement Plans" ("FAS 158").

      The consolidated financial statements would also include the assets, liabilities, non-controlling interests and results of operations of variable interest entities ("VIEs") when BOK Financial is determined to be the primary beneficiary. Variable interest entities are generally defined in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. BOK Financial is not the primary beneficiary in any VIE that would be significant to its operations.

Nature of Operations

      BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions and consumers throughout Oklahoma; Northwest Arkansas; Dallas and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas. These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

Use of Estimates

      Preparation of BOK Financial's consolidated financial statements requires management to make estimates of future economic activities, including loan collectibility, prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

Acquisitions

      Assets and liabilities acquired, including identifiable intangible assets, are recorded at fair values on the acquisition dates. The Consolidated Statements of Earnings include the results of operations from the dates of acquisition.

Intangible Assets

      Intangible assets, which generally result from business combinations, are accounted for under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and No. 147, "Acquisitions of Certain Financial Institutions."

      Intangible assets with indefinite lives, such as goodwill, are evaluated for each of BOK Financial's business units for impairment annually or more frequently if conditions indicate impairment. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

      The fair value of BOK Financial's business units is estimated by the discounted future earnings method. Income growth is projected over a five-year period for each unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer.

      Core deposit intangible assets are amortized using accelerated methods over the estimated lives of the acquired deposits. These assets generally have a weighted average life of 5 years. Other intangible assets are amortized using accelerated or straight-line methods, as appropriate, over the estimated benefit periods. These periods range from 5 years to 20 years. The net book values of core deposit intangible assets are evaluated for impairment when economic conditions indicate impairment may exist.

Cash Equivalents

      Due from banks, funds sold (generally federal funds sold for one-day periods) and resell agreements (which generally mature within one to 30 days) are considered cash equivalents.

Securities

      Securities are identified as trading, investment (held to maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at market value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Investment securities may be sold or transferred to trading or available for sale classification in certain limited circumstances specified in generally accepted accounting principles. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income (loss) in shareholders' equity. Unrealized losses on securities are evaluated to determine if the losses are temporary based on various factors, including the cause of the loss, prospects for recovery and management's intent and ability to hold the security until the fair value exceeds amortized cost. An impairment charge is recorded against earnings if the loss is determined to be other than temporary. Realized gains and losses on sales of securities are based upon the amortized cost of the specific security sold. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or repledge the collateral.

      Certain mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. These securities are carried at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights.

      The purchase or sale of securities is recognized on a trade date basis. A net receivable or payable is recognized for subsequent transaction settlement. BOK Financial will periodically commit to purchase to-be-announced mortgage-backed securities. These commitments are carried at fair value if they are considered derivative contracts. These commitments are not reflected in BOK Financial's balance sheet until settlement date if they meet specific criteria exempting them from the definition of derivative contracts.

Derivative Instruments

      Derivative instruments may be used by the Company as part of its interest rate risk management programs or may be offered to customers. All derivative instruments are carried at fair value. The determination of fair value of derivative instruments considers changes in interest rates, commodity prices, foreign exchange rates and counterparty credit ratings, when appropriate. Changes in fair value are generally reported in income as they occur.

      Derivative instruments used to manage interest rate risk consist primarily of interest rate swaps. These contracts modify the interest income or expense of certain assets or liabilities. Amounts receivable from or payable to counterparties are reported in interest income or expense using the accrual method. Changes in fair value of interest rate swaps are reported in other operating revenue - gains or losses on derivatives.

      In certain circumstances, interest rate swaps may be designated as fair value hedges and may qualify for hedge accounting. In these circumstances, changes in the fair value of the hedged asset or liability that are attributable to the hedged risk are also reported in other operating revenue - gains or losses on derivatives, and may partially or completely offset the change in fair value of the interest rate swap. Fair value hedges are considered to be effective if the cumulative fair value adjustment of the interest rate swap is within a range of 80% to 120% of the change in fair value of the hedged asset or liability.

      Interest rate swaps may be designated as cash flow hedges of variable rate assets or liabilities, or of anticipated transactions. Changes in the fair value of interest rate swaps designated as cash flow hedges are recorded in accumulated other comprehensive income to the extent they are effective. The amount recorded in other comprehensive income is reclassified to earnings in the same periods as the hedged cash flows impact earnings. The ineffective portion of changes in fair value is reported in current earnings.

      If a derivative instrument that had been designated as a fair value hedge is terminated or if the hedge designation is removed or deemed to no longer be effective, the difference between the hedged item's carrying value and its face amount is recognized into income over the remaining original hedge period. Similarly, if a derivative instrument that had been designated as a cash flow hedge is terminated or if the hedge designation is removed or deemed to no longer be effective, the amount remaining in accumulated other comprehensive income is reclassified to earnings in the same period as the hedged item.

      BOK Financial also enters into mortgage loan commitments that are considered derivative instruments. Forward sales contracts are used to hedge these mortgage loan commitments as well as mortgage loans held for sale. Mortgage loan commitments are carried at fair value based upon quoted prices, excluding the value of loan servicing rights or other ancillary values. Changes in fair value of the mortgage loan commitments and forward sales contracts are reported in other operating revenue - mortgage banking revenue.

      Derivative contracts are also offered to customers. BOK Financial serves as an intermediary between its customers and the markets. Each contract between BOK Financial and its customers is offset by a contract between BOK Financial and various counterparties. These contracts are carried at fair value. Compensation for credit risk and reimbursement of administrative costs are recognized over the life of the contracts and included in other operating revenue - brokerage and trading revenue.

      When bilateral netting agreements exist between the Company and its counterparties that create a single legal claim or obligation to pay or receive the net amount in settlement of the individual derivative contracts, the Company reports derivative assets and liabilities on a net by counterparty basis.

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

      Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Mortgage loans held for sale that are designated as hedged assets are carried at fair value based on sales commitments or market quotes. Changes in fair value after the date of designation of an effective hedge are recorded in other operating revenue - mortgage banking revenue.

Reserve for Loan Losses and Off-Balance Sheet Credit Losses

      Reserves for loan losses and off-balance sheet credit losses are assessed by management, based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and includes probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon statistical migration analyses for each category of loans, and a nonspecific allowance that is based upon an analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. The reserve for loan losses related to loans that are identified for evaluation in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

      In accordance with the provisions of FAS 114, management has excluded small balance, homogeneous loans from the impairment evaluation specified in FAS
114. Such loans include 1-4 family mortgage loans, consumer loans and commercial loans with committed amounts less than $1 million. The adequacy of the reserve for loan losses applicable to these loans is evaluated in accordance with generally accepted accounting principles and standards established by the banking regulatory authorities and adopted as policy by BOK Financial.

      A provision for credit losses is charged against earnings in amounts necessary to maintain adequate reserves for loan and off-balance sheet credit losses. Loans are charged off when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified. Additionally, all unsecured or under-secured loans that are past due by 180 days or more are charged off within 30 days. Recoveries of loans previously charged off are added to the reserve.

Transfers of Financial Assets

      BOK Financial transfers financial assets as part of its mortgage banking activities and periodically may transfer other financial assets. Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control specified in Statement of Financial Accounting Standards, No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" are met. BOK Financial may retain the right to service the assets and may incur a recourse obligation. The Company may also retain a residual interest in excess cash flows generated by the assets. All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings. Subsequently, servicing rights, residual interest and recourse obligations are carried at fair value with changes in fair value recognized in earnings as they occur.

Real Estate and Other Repossessed Assets

      Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure, or current fair value. Income generated by these assets is recognized as received, and operating expenses are recognized as incurred.

Premises and Equipment

      Premises and equipment are carried at cost including capitalized interest, when appropriate, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the estimated useful lives or remaining lease terms. Useful lives range from 5 years to 40 years for buildings and improvements, 3 years to 7 years for software and 3 years to 10 years for furniture and equipment. Repair and maintenance costs are charged to expense as incurred.

      Rent expense for leased premises is recognized as incurred over the lease term. The effects of rent holidays, significant rent escalations and other adjustments to rent payments are recognized over the lease term.

Mortgage Servicing Rights

      Effective January 1, 2006, all mortgage servicing rights were designated to be carried at fair value as permitted by FAS 156. Mortgage servicing rights may be purchased or may be recognized when mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold. Changes in the fair value are recognized in earnings as they occur.

      There is no active market for trading in mortgage servicing rights. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

Federal and State Income Taxes

      BOK Financial and its subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to BOK Financial amounts determined to be currently payable.

      Current income tax expense is based on an effective tax rate that considers statutory federal and state income tax rates and permanent differences between income and expense recognition for financial reporting and income tax purposes. The amount of current income tax expense recognized in any period may differ from amounts reported to taxing authorities.

      BOK Financial has a reserve for uncertain tax positions, which is included in accrued current income taxes payable, for the uncertain portion of recorded tax benefits and related interest. These uncertainties result from the application of complex tax laws, rules, regulations and interpretations, primarily in state taxing jurisdictions. The adequacy of this reserve is assessed quarterly and may be adjusted through current income tax expense in future periods based on changing facts and circumstances, completion of examinations by taxing authorities or expiration of a statute of limitations. Estimated penalties and interest on uncertain tax positions are recognized in income tax expense.

      Deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Employee Benefit Plans

      BOK Financial sponsors a defined benefit cash balance pension plan ("Pension Plan"), qualified profit sharing plans ("Thrift Plans") and employee healthcare plans. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually. Unrecognized prior service cost and net gains or losses are amortized on a straight-line basis over the lesser of the average remaining service periods of the participants or 10 years. Employer contributions to the Pension Plan are in accordance with Federal income tax regulations. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the Pension Plan and no additional service benefits will be accrued.

      BOK Financial recognizes the funded status of its employee benefit plans. For a pension plan, the funded status is the difference between the fair value of plan assets and the projected benefit obligation measured as of the fiscal year-end date. Adjustments required to recognize the Pension Plan's net funded status are made through accumulated other comprehensive income, net of deferred income taxes.

      Employer contributions to the Thrift Plans, which match employee contributions subject to percentage and years of service limits, are expensed when incurred. BOK Financial recognizes the expense of health care benefits on the accrual method.

Stock Compensation Plans

      BOK Financial adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" ("FAS 123R") as of January 1, 2006. In 2003, the Company had adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" by restating prior years' financial statements. Adoption of FAS 123R did not significantly affect the Company's financial statements. Excess tax benefits from share-based payments recognized in capital surplus were determined by the excess of tax benefits recognized over the tax effect of compensation cost recognized.

      Grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares cliff vest in 5 years.

      Compensation cost is recognized as expense over the service period, which is generally the vesting period of the options to be exercised. Expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. Stock-based compensation awarded to certain officers has performance conditions that affect the number of awards granted. Compensation cost is adjusted based on the probable outcome of the performance conditions.

      Certain executive officers may defer the recognition of income from stock-based compensation for income tax purposes and to diversify the deferred income into alternative investments. Stock-based compensation granted to these officers is considered liability awards. Changes in the fair value of liability awards are recognized as compensation expense in the period of the change.

Other Operating Revenue

      Fees and commissions revenue is recognized at the time the related services are provided or products are sold and may be accrued when necessary. Accrued fees and commissions are reversed against revenue if amounts are subsequently deemed to be uncollectible.

Effect of Recently Issued Statements of Financial Accounting Standards

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156")

      FAS 156 permitted companies that service financial assets to elect to carry servicing rights either at fair value or at the lower of amortized cost or fair value. FAS 156 also required initial recognition of originated servicing rights at fair value. Previously, generally accepted accounting principles required servicing rights to be carried at the lower of amortized cost or fair value. Originated mortgage servicing rights were initially recognized based on relative fair values of the servicing rights and loans sold.

      Entities that service financial assets were also permitted to reclassify securities designated as an economic hedge of the servicing rights from the available for sale classification to trading without tainting management's classification of the remaining available for sale securities portfolio.

      FAS 156 is effective for fiscal years that begin after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year provided that the entity has not yet issued annual or interim financial statements for that fiscal year. BOK Financial adopted FAS 156 effective January 1, 2006. All mortgage loan servicing rights were designated to be carried at fair value. Certain available for sale securities that had been specifically identified as an economic hedge of the mortgage servicing rights were reclassified as trading securities. Adoption of FAS 156 did not significantly affect the Company's 2006 financial statements.

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157")

      FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. FAS 157 also nullifies EITF guidance that prohibited recognition of gains or losses at inception of derivative transactions whose fair value is estimated by modeling.

      Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be independent, knowledgeable buyers and sellers transacting business in the principal or most advantageous market for the asset or liability.

      FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permitted if no annual or interim financial statements have been issued for the earlier period. Management adopted FAS 157 effective January 1, 2007.

      The Company's policies for determining fair value of derivative contracts and for recognizing income from its customer hedging programs are based on the EITF guidance nullified by FAS 157. FAS 157 is not expected to significantly affect future financial statements.

Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined-Benefit Pension and Other Postretirement Plans" ("FAS 158")

      FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined-benefit postretirement plan as an asset or liability and to recognize changes in the plan's funded status through comprehensive income in the year in which the change occurs. This statement also requires that the funded status be measured as of the date of the employer's year-end financial statements.

      A plan's funded status is defined as the difference between the fair value of plan assets and, for a defined-benefit pension plan, the projected benefit obligation. Actuarial gains and losses and prior service costs or credits that are not recognized through expense as components of net periodic benefit cost are recognized as components of comprehensive income, net of tax. FAS 158 does not change the recognition of net periodic benefit cost determined under FASB Statements No. 87, 88 and 106.

      For employers with publicly traded equity securities, such as the Company, FAS 158 was effective for fiscal years ending after December 15, 2006. As of December 31, 2006, the Company charged $11.4 million against comprehensive income for the implementation of FAS 158.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48")

      FIN 48 was issued during 2006 to clarify accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation establishes a minimum threshold that must be met for financial statement recognition and prescribes a measurement attribute for uncertain tax positions. The benefit of uncertain tax positions may only be recognized when based upon all relevant evidence it is more-likely-than-not that the position would prevail upon examination, including resolution of related appeals or litigation based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the largest amount that is greater than 50% likely of being realized upon ultimate settlement.

      A tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of a period, including changes due to changes in tax positions taken in prior and current periods, decreases due to settlements with taxing authorities and decreases due to lapses in the applicable statutes of limitations will be required. FIN 48 also requires disclosure of the nature of uncertainties which are expected to significantly increase or decrease within 12 months of the reporting date, including the nature of events that would cause the change.

      FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will apply the provisions of FIN 48 to all tax positions. Upon initial adoption, the effect of FIN 48 is not expected to exceed $1.0 million, which will be recognized as a reduction of retained earnings. This estimate is subject to revision as management completes its analysis of uncertain tax positions.

(2) Acquisitions

      On November 6, 2006, BOK Financial paid a net amount of $365 thousand in cash to acquire a state banking charter. The acquired state banking charter was subsequently converted to a national banking charter and the surviving entity renamed Bank of Kansas City, N.A. This transaction was necessary to comply with state restrictions on forming a de novo bank in Kansas.

      On April 6, 2005, BOK Financial paid $32.0 million in cash for all the outstanding stock of Valley Commerce Bancorp, Ltd. and its Valley Commerce Bank subsidiary. As of August 15, 2005, Valley Commerce Bank was renamed Bank of Arizona, N.A. The transaction was accounted for by the purchase method of accounting. Aggregate allocation of the purchase price to the net assets acquired was as follows (in thousands):

                                      2005
                                  ----------
 Cash and cash equivalents        $    2,921
 Securities                           35,355
 Loans                                92,821
 Less reserve for loan losses          1,072
                                  ----------
 Loans, net                           91,749
 Identifiable intangible assets        4,380
 Other assets                         11,334
                                  ----------
 Total assets acquired               145,739
 Deposits                            110,217
 Other borrowings                     18,155
 Other liabilities                     2,003
                                  ----------
 Net assets acquired                  15,364
 Less purchase price                  32,014
                                  ----------
 Goodwill                         $   16,650
                                  ==========

      The results of operations of these acquisitions would not have been significant to the Company's consolidated results during the pre-acquisition periods of 2005 and 2004. None of the intangible assets acquired are deductible for tax purposes.

(3) Securities

Investment Securities

      The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                         December 31,
                                   -------------------------------------------------------------------------------------------
                                                    2006                                           2005
                                   -------------------------------------------     -------------------------------------------
                                                             Gross Unrealized                                Gross Unrealized
                                   Amortized      Fair     -------------------     Amortized     Fair       ------------------
                                      Cost       Value        Gain       Loss        Cost        Value       Gain       Loss
                                   -------------------------------------------------------------------------------------------
U.S. Treasury                      $  1,999     $  1,995     $ --     $    (4)     $  1,994     $  1,976     $ --     $   (18)
Municipal and other tax-exempt      240,976      238,869      471      (2,578)      240,359      238,649      903      (2,613)
Other debt securities                 5,714        5,744       51         (21)        2,772        2,781        9          --
------------------------------------------------------------------------------------------------------------------------------
     Total                         $248,689     $246,608     $522     $(2,603)     $245,125     $243,406     $912     $(2,631)
==============================================================================================================================

      The amortized cost and fair values of investment securities at December 31, 2006, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                    Weighted
                                     Less than         One to          Five to          Over                         Average
                                     One Year        Five Years       Ten Years      Ten Years         Total       Maturity(2)
                                     ------------------------------------------------------------------------------------------
U.S. Treasury:
  Amortized cost                     $  1,999         $     --         $    --         $   --         $  1,999         0.17
  Fair value                            1,995               --              --             --            1,995
  Nominal yield                          3.64               --              --              --            3.64
Municipal and other tax-exempt:
  Amortized cost                     $ 57,986         $152,991         $22,579         $7,420         $240,976         2.86
  Fair value                           57,805          151,342          22,428          7,294          238,869
  Nominal yield(1)                       5.06             5.37            5.97           6.50             5.38
Other debt securities:
  Amortized cost                     $  3,848         $  1,203         $   650         $   13         $  5,714         2.14
  Fair value                            3,848            1,252             631             13            5,744
  Nominal yield                          5.36             3.64            5.25             --             4.97
                                     --------------------------------------------------------------------------------------
Total fixed maturity securities:
  Amortized cost                     $ 63,833         $154,194         $23,229         $7,433         $248,689         2.83
  Fair value                           63,648          152,594          23,059          7,307          246,608
  Nominal yield                          5.03             5.35            5.95           6.49             5.36
                                     =========================================================================
Total investment securities:
  Amortized cost                                                                                      $248,689
  Fair value                                                                                           246,608
  Nominal yield                                                                                           5.36
                                                                                                      ========

(1)   Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

      The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                            December 31,
                                  --------------------------------------------------------------------------------------------------
                                                   2006                                               2005
                                  -----------------------------------------------     ----------------------------------------------
                                                               Gross Unrealized                                  Gross Unrealized
                                   Amortized       Fair      --------------------      Amortized       Fair     -------------------
                                      Cost        Value         Gain      Loss            Cost        Value       Gain      Loss
                                  --------------------------------------------------------------------------------------------------
U.S. Treasury                     $    6,014    $    5,983    $   --    $     (31)    $   16,037   $   15,827    $   --   $    (210)
Municipal and other tax-exempt        77,860        78,614       819          (65)        17,153       17,078         3         (78)
Mortgage-backed securities:
    U. S. agencies                 3,204,592     3,128,138       327      (76,781)     3,507,047    3,424,356     1,416     (84,107)
    Other                          1,361,373     1,333,533       412      (28,252)     1,277,161    1,250,701       201     (26,661)
------------------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities   4,565,965     4,461,671       739     (105,033)     4,784,208    4,675,057     1,617    (110,768)
------------------------------------------------------------------------------------------------------------------------------------
Other debt securities                     46            45        --           (1)           124          124         1          (1)
Equity securities and mutual
funds                                101,960       108,748     6,788           --        108,914      113,489     4,575          --
====================================================================================================================================
   Total                          $4,751,845    $4,655,061    $8,346    $(105,130)    $4,926,436   $4,821,575    $6,196   $(111,057)
====================================================================================================================================

      The amortized cost and fair values of available for sale securities at December 31, 2006, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                              Weighted
                                         Less than      One to       Five to          Over                     Average
                                         One Year     Five Years    Ten Years      Ten Years      Total      Maturity(5)
                                        --------------------------------------------------------------------------------
U.S. Treasuries:
   Amortized cost                       $    6,014    $       --    $       --    $       --    $    6,014          0.35
   Fair value                                5,983            --            --            --         5,983
   Nominal yield                              3.50            --            --            --          3.50
Municipal and other tax-exempt:
   Amortized cost                       $       --    $      416    $   73,500    $    3,944    $   77,860          8.95
   Fair value                                   --           401        74,180         4,033        78,614
   Nominal yield(1)                             --          2.99          3.92          4.31          3.93
Other debt securities:
   Amortized cost                       $       --    $       46    $       --    $       --    $       46          3.96
   Fair value                                   --            45            --            --            45
   Nominal yield(1)                             --          6.80            --            --          6.80
                                        --------------------------------------------------------------------------------
Total fixed maturity securities:
   Amortized cost                       $    6,014    $      462    $   73,500    $    3,944    $   83,920          8.33
   Fair value                                5,983           446        74,180         4,033        84,642
   Nominal yield                              3.50          3.37          3.92          4.31          3.90
                                        ==================================================================
Mortgage-backed securities:
   Amortized cost                                                                               $4,565,965            (2)
   Fair value                                                                                    4,461,671
   Nominal yield(4)                                                                                   4.57
                                                                                                ----------
Equity securities and mutual funds:
   Amortized cost                                                                               $  101,960            (3)
   Fair value                                                                                      108,748
   Nominal yield                                                                                      4.41
                                                                                                ----------
Total available-for-sale securities:
   Amortized cost                                                                               $4,751,845
   Fair value                                                                                    4,655,061
   Nominal yield                                                                                      4.56
                                                                                                ==========

(1)   Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) The average expected lives of mortgage-backed securities were 3.38 years based upon current prepayment assumptions.
(3) Primarily common stock and preferred stock of U.S. Government agencies with no stated maturity.
(4) The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
(5) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

      Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                2006          2005             2004
                             -----------------------------------------
Proceeds                     $ 646,944     $ 1,537,628     $ 2,652,554
Gross realized gains             2,819           5,145          10,452
Gross realized losses            3,460          12,040          13,540
Related federal and state
income tax benefit                (224)         (2,480)         (1,044)

      Mortgage trading securities are mortgage-backed securities that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. These securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. As of December 31, 2006, mortgage trading securities are carried at their $163 million fair value and had a net unrealized loss of $257 thousand.

      In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $2.5 billion and $2.7 billion at December 31, 2006 and 2005, respectively, have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or repledge these securities.

      Net unrealized losses on securities totaled $99 million at December 31, 2006 compared with net unrealized losses of $107 million at December 31, 2005 due primarily to rising interest rates. The aggregate gross amount of unrealized losses at December 31, 2006 totaled $108 million. Unrealized losses were due primarily to rising interest rates. None of the unrealized losses resulted from credit quality concerns. Management evaluated the securities with unrealized losses to determine if the losses were other than temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The Company also considered the ability and intent to hold the securities until the fair values exceed amortized cost. Management determined, based on currently available information and its evaluation, that the unrealized losses in these securities were temporary.

Temporarily Impaired Securities as of December 31, 2006
(In Thousands)

                                                         Less Than 12 Months         12 Months or Longer             Total
                                           Number     ------------------------    ------------------------   -----------------------
                                            of           Fair       Unrealized       Fair       Unrealized      Fair      Unrealized
                                        Securities       Value         Loss          Value         Loss        Value         Loss
                                        --------------------------------------------------------------------------------------------
Investment:
   U.S. Treasury                                 1    $       --    $       --    $    1,995    $        4    $    1,995    $      4
   Municipal and other tax exempt              327        27,382            87       130,809         2,491       158,191       2,578
   Other                                         1           579            21            --            --           579          21
------------------------------------------------------------------------------------------------------------------------------------
                                               329        27,961           108       132,804         2,495       160,765       2,603

Available for sale:
   U. S. Treasury                                2            --            --         5,983            31         5,983          31
   Other debt securities                         1            25             1            --            --            25           1
   Municipal and other tax-exempt               40         9,355            35         4,848            30        14,203          65
   Mortgage-backed securities:
        U. S. agencies                         342     1,305,298        34,315     1,599,138        42,466     2,904,436      76,781
        Other                                   60       867,464        15,902       403,059        12,350     1,270,523      28,252
------------------------------------------------------------------------------------------------------------------------------------
                                               445     2,182,142        50,253     2,013,028        54,877     4,195,170     105,130
------------------------------------------------------------------------------------------------------------------------------------
Total                                          774    $2,210,103    $   50,361    $2,145,832    $   57,372    $4,355,935    $107,733
====================================================================================================================================

Temporarily Impaired Securities  as of December 31, 2005
(In Thousands)

                                                         Less Than 12 Months         12 Months or Longer             Total
                                           Number     ------------------------    ------------------------   -----------------------
                                            of           Fair       Unrealized       Fair       Unrealized      Fair      Unrealized
                                        Securities       Value         Loss          Value         Loss        Value         Loss
                                        --------------------------------------------------------------------------------------------
Investment:
   U.S. Treasury                                 1    $    1,976    $       18    $       --    $       --    $    1,976    $     18
   Municipal and other tax exempt              324       110,872         1,464        47,765         1,149       158,637       2,613
------------------------------------------------------------------------------------------------------------------------------------
                                               325       112,848         1,482        47,765         1,149       160,613       2,631
Available for sale:
   U. S. Treasury                                3         4,950            45        10,877           165        15,827         210
   Other debt securities                         2            --            --            34             1            34           1
   Municipal and other tax-exempt               23         8,093            59           296            19         8,389          78
   Mortgage-backed securities:
        U. S. agencies                         317     1,188,731        20,262     2,027,695        63,845     3,216,426      84,107
        Other                                   55       299,168         4,399       901,533        22,262     1,200,701      26,661
------------------------------------------------------------------------------------------------------------------------------------
                                               400     1,500,942        24,765     2,940,435        86,292     4,441,377     111,057
------------------------------------------------------------------------------------------------------------------------------------
Total                                          725    $1,613,790    $   26,247    $2,988,200    $   87,441    $4,601,990    $113,688
====================================================================================================================================

(4) Derivatives

      The fair values of derivative contracts at December 31, 2006 were (in thousands):

                                                     December 31, 2006                December 31, 2005
                                               ----------------------------     ---------------------------
                                                Assets          Liabilities      Assets         Liabilities
                                               ------------------------------------------------------------
Customer Risk Management Programs:
      Interest rate contracts                  $ 20,063           $ 22,761      $ 18,741           $ 20,309
      Energy contracts                          250,930            254,513       418,494            416,106
      Cattle contracts                            1,404              1,404         1,014                970
      Foreign exchange contracts                 10,801             10,803        14,629             14,629
      CD options                                     49                 49            --                 --
-----------------------------------------------------------------------------------------------------------
Total Customer Derivatives                      283,247            289,530       452,878            452,014

Interest Rate Risk Management Programs              992              9,149            --             14,655
-----------------------------------------------------------------------------------------------------------
  Total Derivative Contracts                   $284,239           $298,679      $452,878           $466,669
===========================================================================================================

Customer Risk Management Programs

      BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy and cattle prices, interest rates and foreign exchange rates. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to BOK Financial as compensation for administrative costs, credit risks and profit.

Interest Rate Risk Management Programs

      BOK Financial uses interest rate swaps in managing its interest rate sensitivity. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR, or specific prime-based loans to fixed rate. Interest rate swaps are designated as fair value or cash flow hedges when the specific criteria required by generally accepted accounting principles are met. These criteria include requirements that derivatives are highly effective in offsetting changes in fair value or cash flow of the hedged assets or liabilities.

      The following table details interest rate swaps and, when applicable, the associated hedged assets or liabilities at December 31, 2006 (dollars in thousands):

                                    Hedged Asset / Liability
           --------------------------------------------------------------------------
                                                       Weighted Average
                                                --------------------------
                                                Fixed Rate   Floating Rate  Notional
 Maturity        Description           Amount     (Paid)      Received(2)    Amount
-------------------------------------------------------------------------------------
Fair value hedges:
   2007    Certificates of deposit    $254,858    (5.085)%          --%     $255,000
   2007    Subordinated debt           150,000    (7.125)           --       150,000
   2008    Certificates of deposit      16,735    (2.912)           --        17,000
   2009    Certificates of deposit      21,787    (3.784)           --        22,500
   2010    Certificates of deposit       4,770    (3.750)           --         5,000
   2011    Certificates of deposit      28,793    (3.983)           --        30,000
   2015    Subordinated debt           150,000    (5.000)           --       150,000
           --------------------------------------------------------------------------
           Total fair value hedges     626,943                               629,500
           --------------------------------------------------------------------------

Cash flow hedges:
   2008    Prime rate loans            100,000        --         8.250       100,000
           --------------------------------------------------------------------------
           Total cash flow hedges      100,000                               100,000
           --------------------------------------------------------------------------

Not designated as hedges:
   2007                                     --        --            --       130,000
   2008                                     --        --            --         5,000
   2009                                     --        --            --        47,500
   2010                                     --        --            --         5,000
   2011                                     --        --            --        10,345
                                      --------                              --------
           Total                      $726,943                              $927,345
                                      ========                              ========

                                                            Interest Rate Swap
           -------------------------------------------------------------------------------------------
                                                Weighted Average
                                       ------------------------------------
                                         Fixed Rate       Floating Rate         Positive     Negative
 Maturity        Description           Received (Paid)   Received (Paid) (1)    Fair Value  Fair Value
------------------------------------------------------------------------------------------------------
Fair value hedges:
   2007    Certificates of deposit          5.389%            (5.322)%              $14          $207
   2007    Subordinated debt                3.165             (5.322)                --         2,029
   2008    Certificates of deposit          2.985             (5.322)                --           467
   2009    Certificates of deposit          3.886             (5.322)                --           603
   2010    Certificates of deposit          3.774             (5.322)                --           196
   2011    Certificates of deposit          4.013             (5.322)                --         1,158
   2015    Subordinated debt                5.257             (5.322)               978            --
           -------------------------------------------------------------------------------------------
           Total fair value hedges                                                  992         4,660
           -------------------------------------------------------------------------------------------

Cash flow hedges:
   2008    Prime rate loans                 5.926             (8.250)(2)             --         2,354
           -------------------------------------------------------------------------------------------
           Total cash flow hedges                                                    --         2,354
           -------------------------------------------------------------------------------------------

Not designated as hedges:
   2007                                     3.849             (5.322)                --           798
   2008                                     3.458             (5.322)                --           114
   2009                                     4.251             (5.322)                --           899
   2010                                     3.540             (5.322)                --           228
   2011                                     5.322             (5.495)                --            96
                                                                                   ------------------
           Total                                                                   $992        $9,149
                                                                                   ==================

(1)   Floating rates are based on 30-day LIBOR, unless otherwise noted.
(2)   Floating rate based on prime.

    During 2006 and 2005, net interest revenue was decreased by $9.4 million and $1.4 million, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

(5) Loans

    Significant components of the loan portfolio are as follows (in thousands):

                                                                            December 31,
                               -----------------------------------------------------------------------------------------------------
                                                      2006                                                 2005
                               --------------------------------------------------   ------------------------------------------------
                                  Fixed       Variable      Non-                      Fixed        Variable      Non-
                                   Rate         Rate       accrual       Total         Rate          Rate       accrual     Total
                               --------------------------------------------------   ------------------------------------------------
Commercial                     $2,402,503    $3,795,644    $10,737    $ 6,208,884   $2,040,799    $3,247,463    $11,673  $5,299,935
Commercial real estate            791,708     1,650,061      4,771      2,446,540      588,128     1,396,404      5,370   1,989,902
Residential mortgage              675,301       570,633     10,325      1,256,259      624,685       537,299      7,347   1,169,331
Residential mortgage
  held for sale                    64,625            --         --         64,625       51,666            --         --      51,666
Consumer                          554,501       184,772        222        739,495      422,799       205,573        772     629,144
------------------------------------------------------------------------------------------------------------------------------------
Total                          $4,488,638    $6,201,110    $26,055    $10,715,803   $3,728,077    $5,386,739    $25,162  $9,139,978
====================================================================================================================================
Loans past due (90 days)                                              $     5,945                                        $    8,708
====================================================================================================================================
Foregone interest on
  nonaccrual loans                                                    $     2,130                                        $    2,515
====================================================================================================================================

      Approximately 51% of the commercial and consumer loan portfolios and approximately 71% of the residential mortgage loan portfolio (excluding loans held for sale) are loans to businesses and individuals in Oklahoma. This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

      Within the commercial loan classification, loans to energy-related businesses totaled $1.8 billion or 16% of total loans as of December 31, 2006. Other notable segments include wholesale/retail, $933 million; manufacturing, $610 million; agriculture, $321 million, which includes $286 million of loans to the cattle industry; and services, $1.6 billion. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million.

      Approximately 28% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 24% of commercial real estate loans are secured by property located in Texas. The major components of these properties are multifamily residences, $239 million; construction and land development, $890 million; retail facilities, $374 million; and office buildings, $421 million.

      During 2004, interest rate swaps with $100 million notional amounts were designated cash flow hedges of prime-based loans and they remained outstanding through 2006. The objective of the hedge is to protect against the variability of interest cash flows on the first $100 million of then existing prime-based loans. The Company receives settlements based on a fixed rate of 5.93% and pays settlements based on the U.S. prime rate. Amounts due are settled monthly. As of December 31, 2006 and 2005, a net loss of approximately $2.4 million and $2.1 million, respectively, related to these swaps was included in accumulated other comprehensive income and expected to be reclassified into earnings based on the current interest rate environment.

Credit Commitments

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2006, outstanding commitments totaled $5.3 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

      The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

      Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2006, outstanding standby letters of credit totaled $528 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2006, outstanding commercial letters of credit totaled $17 million.

Reserves  for Credit Losses

      The activity in the reserve for loan losses is summarized as follows (in thousands):

                                 2006       2005        2004
                             -----------------------------------

  Beginning balance           $ 103,876  $ 108,618   $ 114,784
  Provision for loan losses      18,086     10,401      15,792
  Loans charged off             (23,996)   (25,758)    (29,685)
  Recoveries                     11,531      9,544       7,727
  Addition due to
  acquisitions                       --      1,071          --
  --------------------------------------------------------------
  Ending balance              $ 109,497  $ 103,876   $ 108,618
  ==============================================================

    The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

                                   2006      2005       2004
                                 -----------------------------
Beginning balance                $20,574    $18,502    $13,855
Provision for off-balance
   sheet credit losses               316      2,040      4,647
Additions due to acquisitions         --         32         --
Ending balance                   $20,890    $20,574    $18,502
==============================================================
Provision for credit losses      $18,402    $12,441    $20,439
==============================================================

Impaired Loans

      Investments in loans considered to be impaired under FAS 114 were as follows (in thousands):

                                         December 31,
                                ------------------------------
                                  2006      2005       2004
                                ------------------------------
Investment in loans impaired
   under FAS 114 (all of
   which were on a
   nonaccrual basis)            $22,586    $19,857    $45,424
Loans with specific reserves
   for loss                       4,694      5,686     14,881
Specific reserve balance          1,670      2,632      6,994
No specific related reserve
   for loss                      17,892     14,171     30,543
Average recorded investment
   in impaired loans             26,435     32,722     46,386

      Interest income recognized on impaired loans during 2006, 2005 and 2004 was not significant.

(6) Premises and Equipment

      Premises and equipment at December 31 are summarized as follows (in thousands):

                                         December 31,
                                     --------------------
                                       2006        2005
                                     --------------------

Land                                 $ 47,278    $ 43,875
Buildings and improvements            149,052     143,051
Software                               33,389      31,250
Furniture and equipment               113,822     107,675
---------------------------------------------------------
Subtotal                              343,541     325,851
Less accumulated depreciation         155,500     146,224
---------------------------------------------------------
Total                                $188,041    $179,627
=========================================================

      Depreciation expense of premises and equipment was $23.7 million, $24.0 million and $23.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(7) Intangible Assets

      The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

                                                December 31,
                                         -----------------------
                                              2006        2005
                                         -----------------------

Core deposit premiums                       $ 90,637    $ 90,637
Less accumulated amortization                 81,669      77,111
----------------------------------------------------------------
Net core deposit premiums                      8,968      13,526

Other identifiable intangible assets          18,231      17,866
Less accumulated amortization                  6,007       5,238
----------------------------------------------------------------
Net other identifiable intangible assets      12,224      12,628

Goodwill                                     290,003     290,003
Less accumulated amortization                 53,135      53,135
----------------------------------------------------------------
Net goodwill                                 236,868     236,868
----------------------------------------------------------------
Total intangible assets, net                $258,060    $263,022
================================================================

      Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

                     Core            Other
                    Deposit       Identifiable
                   Premiums    Intangible Assets     Total
                   ----------------------------------------

2007               $  3,782        $   763         $  4,545
2008                 2,314             780            3,094
2009                 1,871           1,137            3,008
2010                   846           1,163            2,009
2011                   125           1,190            1,315
Thereafter              30           7,191            7,221
------------------------------------------------------------
                   $ 8,968         $12,224          $21,192
============================================================

      The net amortized cost of intangible assets at December 31, 2006 is assigned to reporting units as follows (in thousands):

      Core deposit premiums:
        Bank of Texas                          $  2,125
        Colorado State Bank and Trust             4,176
        Bank of Arizona                           2,667
      -------------------------------------------------
                                               $  8,968
      =================================================

      Other identifiable intangible assets:
        Bank of Oklahoma                       $  6,341
        Colorado State Bank and Trust             5,518
        Bank of Kansas City                         365
      -------------------------------------------------
                                               $ 12,224
      =================================================

      Goodwill:
        Bank of Oklahoma                       $  8,173
        Bank of Texas                           154,741
        Bank of Albuquerque                      15,273
        Colorado State Bank and Trust            42,031
        Bank of Arizona                          16,650
      -------------------------------------------------
                                               $236,868
      =================================================

      During 2005, the Company acquired the naming rights to the BOk Center, a new arena to be built in Tulsa, Oklahoma, and other related intangible rights. Under an agreement with the City of Tulsa, the Company will pay $11.0 million over 20 years. One or more installment payments may be accelerated by paying a discounted amount based on the average yield of 20-year U.S. Treasury bonds. The Company recognized a $6.3 million intangible asset and an interest-bearing liability from this transaction. The intangible asset will be amortized over the life of the agreement.

(8) Mortgage Banking Activities

      BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $65 million and $52 million, and outstanding mortgage loan commitments totaled $199 million and $233 million at December 31, 2006 and 2005, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially hedged through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of December 31, 2006, the unrealized gain on forward sales contracts used to hedge the mortgage pipeline was approximately $94 thousand. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $10.5 million in 2006, $16.0 million in 2005 and $10.4 million in 2004.

      At December 31, 2006, BOK Financial owned the rights to service 55,803 mortgage loans with outstanding principal balances of $5.0 billion, including $498 million serviced for affiliates, and held related funds of $53 million for investors and borrowers. The weighted average interest rate and remaining term was 6.14% and 277 months, respectively. Mortgage loans sold with recourse totaled $330 million at December 31, 2006, and $5.5 million of loans sold with recourse were 90 days or more delinquent. At December 31, 2005, BOK Financial owned the rights to service 53,897 mortgage loans with outstanding principal balances of $4.5 billion, including $462 million serviced for affiliates, and held related funds of $56 million for investors and borrowers. The weighted average interest rate and remaining term was 6.13% and 275 months, respectively. Mortgage loans sold with recourse totaled $248 million at December 31, 2005. Servicing revenue and late charges on loans serviced for others, which are included in mortgage banking revenue in the Consolidated Statements of Earnings totaled $16.5 million for 2006, $16.3 million for 2005 and $17.8 million for 2004.

      The portfolio of mortgage servicing rights exposes BOK Financial to interest rate risk. During periods of falling interest rates, mortgage loan prepayments increase, reducing the value of the mortgage servicing rights. See
Note 1 for specific accounting policies for mortgage servicing rights.

      BOK Financial implemented FAS 156 in the first quarter of 2006. An initial adjustment of the mortgage servicing rights to fair value of approximately $351 thousand, net of income taxes, was recognized as an increase to retained earnings in the same period. Also upon implementation of FAS 156, certain securities designated as an economic hedge of mortgage servicing rights were transferred from the available for sale classification to trading. Approximately $32 thousand was transferred from accumulated other comprehensive income to retained earnings for the net of tax effect of this reclassification.

      Activity in capitalized mortgage servicing rights and related valuation allowance during 2004, 2005 and 2006 are as follows (in thousands):

                                                  Capitalized Mortgage Servicing Rights
                                                  -------------------------------------      Valuation     Hedging
                                                  Purchased    Originated         Total      Allowance     Loss(2)        Net
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                       $ 22,380     $ 54,456         $ 76,836     $(31,995)    $ 3,709     $ 48,550
  Additions, net                                         --       11,365           11,365           --          --       11,365
  Amortization expense                               (4,695)     (10,753)         (15,448)          --        (356)     (15,804)
  Write-off                                          (6,291)      (7,012)         (13,303)      16,656      (3,353)          --
  Recovery of impairment                                 --           --               --        1,567          --        1,567
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004(1)                    $ 11,394     $ 48,056         $ 59,450     $(13,772)    $    --     $ 45,678
  Additions, net                                         --       17,402           17,402           --          --       17,402
  Amortization expense                               (2,788)     (10,110)         (12,898)          --          --      (12,898)
  Write-off                                              --       (2,443)          (2,443)       2,443          --           --
  Recovery of impairment                                 --           --               --        3,915          --        3,915
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005(1)                    $  8,606     $ 52,905         $ 61,511     $ (7,414)    $    --     $ 54,097
  Adoption of FAS 156 effective January 1, 2006        (117)      (6,747)          (6,864)       7,414          --          550
  Additions, net                                      6,774       11,917           18,691           --          --       18,691
  Change in fair value due to loan runoff            (2,448)      (7,953)         (10,401)          --          --      (10,401)
  Change in fair value due to market changes             (2)       3,011            3,009           --          --        3,009
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006(1)                    $ 12,813     $ 53,133         $ 65,946     $     --     $    --     $ 65,946
===============================================================================================================================

(1) Excludes approximately $0.8 million, $1.0 million and $1.1 million at December 31, 2006, 2005 and 2004, respectively, of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.
(2) Hedging loss represents the deferred loss on a derivatives-based hedging program prior to the adoption of FAS 133.

      Fair value is determined by discounting the projected net cash flows. Significant assumptions are:

      Discount rate - Indexed to a risk-free rate commensurate with the average life of the servicing portfolio plus a market premium. The discount rate at December 31, 2006 was 9.91%.

      Prepayment rate - Annual prepayment estimates ranging from 8.7% to 18.0% based upon loan interest rate, original term and loan type.

      Loan servicing costs - $41 to $58 annually per loan based upon loan type.

      Escrow earnings rate - Indexed to rates paid on deposit accounts with a comparable average life. The escrow earnings rate at December 31, 2006 was 5.49%.

      The effect of a 50 basis point decrease in mortgage interest rates on all significant assumptions is expected to decrease the fair value of mortgage servicing rights by $3.2 million.

      Stratification of the mortgage loan-servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at December 31, 2006 follows (in thousands):

                                                  < 5.51%     5.51% - 6.50%   6.51% - 7.50%      => 7.51%        Total
=========================================================================================================================
Fair value                                       $   15,189     $   33,993     $    13,309      $   3,455     $   65,946
=========================================================================================================================

Outstanding principal of loans serviced(1)       $1,028,600     $2,261,800     $   926,300      $ 222,700     $4,439,400
=========================================================================================================================

(1) Excludes outstanding principal of $498 million for loans serviced for affiliates and $52 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(9) Deposits

      Interest expense on deposits is summarized as follows (in thousands):

                                  2006       2005        2004
                               --------------------------------
Transaction deposits           $148,986    $ 72,721    $ 35,517
Savings                           1,408       1,106         975
Time:
   Certificates of deposits
     under $100,000              69,844      50,129      41,978
   Certificates of deposits
     $100,000 and over          100,916      73,248      53,918
   Other time deposits           15,754      13,196      12,045
---------------------------------------------------------------
     Total time                 186,514     136,573     107,941
===============================================================
     Total                     $336,908    $210,400    $144,433
===============================================================

      The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 were $2.6 billion and $2.5 billion, respectively.

      Time deposit maturities are as follows: 2007 - $3.2 billion, 2008 - $374 million, 2009 - $291 million, 2010 - $261 million, 2011 - $280 million and $90 million thereafter.

      At December 31, 2006, the Company had $512 million in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates is 4.42%. Interest rate swaps, which may have been designated as fair value hedges of each of these certificates, modify the certificates from fixed rate to floating rates based on changes in LIBOR. We receive a weighted average fixed rate of 4.62% on these swaps and currently pay a floating rate of 5.32%.

      Interest expense on time deposits during 2006 and 2005 was reduced by the net accrued settlement from interest rate swaps of $4.8 million and $700 thousand, respectively.

(10) Other Borrowings

      Information relating to other borrowings is summarized as follows (dollars in thousands):

                                                                            December 31
                                ----------------------------------------------------------------------------------------------------
                                             2006                             2005                               2004
                                ----------------------------------------------------------------------------------------------------
                                                       Maximum                          Maximum                            Maximum
                                                     Outstanding                      Outstanding                       Outstanding
                                                       At Any                           At Any                             At Any
                                  Balance    Rate     Month End   Balance     Rate     Month End     Balance     Rate     Month End
                                ----------------------------------------------------------------------------------------------------
Parent Company:
   Revolving, unsecured line    $       --     --%   $       --  $       --      --%   $   95,000   $   95,000    2.91%   $   95,000
Subsidiary Banks:
   Funds purchased and
      repurchase agreements      2,348,516   5.52     2,688,175    1,337,911   4.53     2,291,509    1,555,507    2.18     1,900,810
   Federal Home Loan Bank
      advances                     566,017   5.36       841,159    1,020,871   4.26     1,031,821      894,354    2.31       899,350
   Subordinated debentures         297,800   6.91       300,230      295,964   6.30       297,980      151,594    5.18       154,230
   Other                            27,714   4.00        36,534       33,427   3.13        33,427       25,646    0.98        28,748
                                ----------                        ----------                        ----------
      Total subsidiary banks     3,240,047   5.63                  2,688,173   4.61                  2,627,101    2.39
                                ----------                        ----------                        ----------
Total other borrowings          $3,240,047   5.63                 $2,688,173   4.61                 $2,722,101    2.41
                                ==========                        ==========                        ==========

      Aggregate annual principal repayments of long-term debt at December 31, 2006 are as follows (in thousands):

                                 Parent     Subsidiary
                                 Company       Banks
                                ----------------------

    2007                        $     --    $3,069,160
    2008                              --         1,676
    2009                              --         8,524
    2010                              --           475
    2011                              --           698
    Thereafter                        --       159,514
                                ----------------------
    Total                       $     --    $3,240,047
                                ======================

      Funds purchased generally mature within one to ninety days from the transaction date. At December 31, 2006, securities sold under agreements to repurchase totaled $1.3 billion with related accrued interest payable of $987 thousand.

      Additional information relating to repurchase agreements at December 31, 2006 is as follows (dollars in thousands):

                                                  Amortized       Market        Repurchase      Average
Security Sold/Maturity                               Cost          Value       Liability(1)       Rate
--------------------------------------------------------------------------------------------------------
U.S. Agency Securities:
   Overnight                                      $1,057,104    $ 1,026,525      $  946,895        4.62%
   Long-term                                         368,795        361,123         307,286        5.86
--------------------------------------------------------------------------------------------------------
     Total Agency Securities                      $1,425,899    $ 1,387,648      $1,254,181        4.92%
========================================================================================================

(1) BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

      Borrowings from the Federal Home Loan Bank are used for funding purposes. In accordance with policies of the Federal Home Loan Bank, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Bank has issued letters of credit totaling $308 million to secure BOK Financial's obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2006 pursuant to the Federal Home Loan Bank's collateral policies is $956 million.

      BOK Financial has a $100 million unsecured revolving line of credit with certain commercial banks that expires in December 2010. There was no outstanding principal balance of this credit agreement at December 31, 2006. Interest is based upon a base rate or LIBOR plus a defined margin that is determined by the Company's credit rating. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.500%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating. This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels. BOK Financial met all of the restrictive covenants at December 31, 2006.

      In 2005, BOk issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.43%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company receives a fixed rate of 5.257% and pays a variable rate based on 1-month LIBOR, or 5.322% at December 31, 2006. The interest rate swap terminates on June 1, 2015, the maturity of the subordinated debenture.

      In 1997, BOk issued a $150 million 7.125% fixed rate subordinated debenture that matures in 2007. During 2004, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company receives a fixed rate of 3.165% and pays a variable rate based on 1-month LIBOR, or 5.322% at December 31, 2006. Semi-annual swap settlements coincide with interest payments on the subordinated debenture. The interest rate swap terminates on August 15, 2007, the maturity date of the subordinated debenture.

(11) Federal and State Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                            December 31,
                                       --------------------
                                          2006       2005
                                       --------------------
Deferred tax liabilities:
   Pension contributions in excess
     of book expense                   $  2,000    $  9,900
   Valuation adjustments                 28,900      27,600
   Mortgage servicing rights             23,500      22,000
   Lease financing                       14,000      15,500
   Other                                  3,500       3,300
-----------------------------------------------------------
     Total deferred tax liabilities      71,900      78,300
-----------------------------------------------------------

Deferred tax assets:
   Available for sale securities
     mark-to-market                      37,600      40,700
   Stock-based compensation               5,500       4,700
   Credit loss reserves                  49,900      48,000
   Valuation adjustments                  5,900       7,700
   Deferred book income                  27,100      26,000
   Deferred compensation                  9,100       6,900
   Other                                 14,100      12,500
-----------------------------------------------------------
     Total deferred tax assets          149,200     146,500
-----------------------------------------------------------
Deferred tax assets in excess of
  deferred tax liabilities             $ 77,300    $ 68,200
===========================================================

      The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

                             Years ended December 31,
                         ---------------------------------
                            2006         2005       2004
                         ---------------------------------
Current:
   Federal               $ 113,554     $105,403    $84,514
   State                     8,518        7,341      6,743
----------------------------------------------------------
   Total current           122,072      112,744     91,257
----------------------------------------------------------

Deferred:
   Federal                  (7,001)         415        161
   State                      (446)          76         29
----------------------------------------------------------
   Total deferred           (7,447)         491        190
----------------------------------------------------------
     Total income tax    $ 114,625     $113,235    $91,447
==========================================================

      The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

                                        Years ended December 31,
                                 ------------------------------------
                                    2006          2005         2004
                                 ------------------------------------
Amount:
   Federal statutory tax         $ 114,660     $ 110,158     $ 94,671
   Tax exempt revenue               (3,529)       (2,592)      (2,705)
   Effect of state income
     taxes,
     net of federal benefit          4,805         4,729        4,220
   Intangible amortization              82           216          397
   Charitable contribution              --            --       (2,446)
   Utilization of tax credits       (1,040)         (929)        (784)
   Reduction of tax accrual         (2,200)           --       (3,000)
   Other, net                        1,847         1,653        1,094
---------------------------------------------------------------------
     Total                       $ 114,625     $ 113,235     $ 91,447
=====================================================================

      Due to the favorable resolution of certain state tax issues for the tax period ended December 31, 2000 and December 31, 2002, BOK Financial reduced its tax accrual by $3 million and $2.2 million, which was credited against current federal income tax expense in 2004 and 2006, respectively.

                                        Years ended December 31,
                                     ------------------------------
                                     2006        2005         2004
                                     ------------------------------
Percent of pretax income:
   Federal statutory rate             35%          35%          35%
   Tax-exempt revenue                 (1)          (1)          (1)
   Effect of state income
     taxes,
     net of federal benefit            1            1            2
   Intangible amortization            --           --           --
   Charitable contribution            --           --           (1)
   Utilization of tax credits         --           --           --
   Reduction of tax accrual           (1)          --           (1)
   Other, net                          1            1           --
------------------------------------------------------------------
     Total                            35%          36%          34%
==================================================================

(12) Employee Benefits

      BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. The following table presents information regarding this plan (dollars in thousands):

                                                               December 31,
                                                           ---------------------
                                                             2006         2005
                                                           ---------------------
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year       $57,657      $44,688
   Service cost                                              1,981        6,766
   Interest cost                                             3,096        2,488
   Actuarial loss                                              871        6,599
   Benefits paid                                            (5,385)      (2,884)
--------------------------------------------------------------------------------
Projected benefit obligation at end of year(1,2)           $58,220      $57,657
================================================================================

Change in plan assets:
   Plan assets at fair value at beginning of year          $58,989      $52,246
   Actual return on plan assets                              6,612        3,298
   Company contributions                                     2,822        6,329
   Benefits paid                                            (5,385)      (2,884)
--------------------------------------------------------------------------------
Plan assets at fair value at end of year                   $63,038      $58,989
================================================================================

Funded status of the plan                                  $ 4,818      $ 1,332
  Unrecognized net loss                                         --       20,555
--------------------------------------------------------------------------------
Prepaid pension costs                                      $ 4,818      $21,887
================================================================================

Components of net periodic benefit costs:
   Service cost                                            $ 1,981      $ 6,766
   Interest cost                                             3,096        2,488
   Expected return on plan assets                           (4,785)      (4,122)
   Amortization of unrecognized amounts:
     Net loss                                                1,425        1,094
     Prior service cost                                         --           60
--------------------------------------------------------------------------------
Net periodic pension cost                                  $ 1,717      $ 6,286
================================================================================

(1)   Projected benefit obligation equals accumulated benefit obligation.

(2)   Projected benefit obligation is based on a January 1 measurement date.

Weighted-average assumptions as of December 31:
    Discount rate                                             5.50%        5.50%
    Expected return on plan assets                            8.00%        8.00%
    Rate of compensation increase                             5.25%        5.25%

      As of December 31, 2006, expected future benefit payments related to the Pension Plan were as follows (in thousands):

                   2007                               $ 3,651
                   2008                                 3,514
                   2009                                 3,803
                   2010                                 3,635
                   2011                                 4,536
                   2012 through 2015                   19,680
                                                      -------
                                                      $38,819
                                                      =======

      Assets of the Pension Plan consist primarily of shares in the American Performance Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 8.72%. The maximum allowed and minimum required Pension Plan contributions for 2006 were $11.0 million and $0, respectively. Amounts contributed to the Pension Plan during 2006 included $2.8 million attributable to 2005. No contribution was made for the current year.

      Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest will continue to accrue on employees' account balances at 5.25%. A charge of $384 thousand was recognized in 2005 for the curtailment of the Pension Plan.

      FAS 158 was issued during 2006 and, for the Company, was effective December 31, 2006. Among other things, FAS 158 required that financial statements recognize the funded status of the benefit plans. For a pension plan, the funded status is the difference between the fair value of plan assets and the projected benefit obligation measured as of the fiscal year-end date. The Company was required to reduce its prepaid pension asset to the net funded status of the pension plan and charge $18.6 million, less deferred income taxes, against shareholders' equity for the adoption of FAS 158. FAS 158 had no effect on pension expense recognition. The Company will continue to have a funding obligation to the pension plan and will continue to recognize pension expense based on plan asset performance, discount rates and other factors.

      Effective April 1, 2006, the Company enhanced benefits offered through its Thrift Plans. Employee contributions to the Thrift Plans eligible for Company matching equal 6% of base compensation, as defined in the plans. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of $750 is made for employees whose annual base compensation is less than $40,000.

      Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant's investment options, vest over five years. Thrift Plans expenses were $9.1 million, $4.6 million and $3.9 million for 2006, 2005 and 2004, respectively.

      BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. Eligibility for the post-retirement plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $2.1 million at December 31, 2006. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

      BOK Financial offers numerous incentive compensation plans that are aligned with the Company's growth strategy. Cash settlements paid under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $57.5 million in 2006, $48.7 million in 2005 and $46.4 million in 2004 for incentive compensation plans.

(13) Stock Compensation Plans

      The shareholders and Board of Directors of BOK Financial have approved various stock-based compensation plans. An independent compensation committee of the Board of Directors determines the number of awards granted to the Chief Executive Officer and other senior executives. Stock-based compensation granted to other officers and employees is approved by the independent compensation committee upon recommendation of the Chairman of the Board and the Chief Executive Officer.

      These awards consist primarily of stock options that are subject to vesting requirements. Generally, one-seventh of the options awarded vest annually and expire three years after vesting. Additionally, stock options that vest in two years and expire 45 days after vesting have been awarded. Non-vested shares may be granted to the Chief Executive Officer and other senior executives of the Company. These shares vest five years after the grant date. The holders of these shares may be required to retain the shares for a three-year period after vesting.

      The Chief Executive Officer and other senior executives participate in an Executive Incentive Plan. The number of options and non-vested shares may increase or decrease based upon the Company's growth in earnings per share over a three-year period compared to the median growth in earnings per share for a designated peer group of financial institutions and other individual performance factors.

      The following table presents options outstanding during 2004, 2005 and 2006 under these plans:

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                         Number          Price
                                                      --------------------------
Options outstanding at
   December 31, 2003                                   3,388,462          23.58
Options awarded                                          857,951          40.37
Options exercised                                       (693,199)         19.65
Options forfeited                                       (212,844)         27.15
Options expired                                           (2,322)         14.94
-------------------------------------------------------------------------------
Options outstanding at
   December 31, 2004                                   3,338,048         $28.53
Options awarded                                          900,126          47.02
Options exercised                                       (668,990)         24.10
Options forfeited                                        (79,856)         33.67
Options expired                                             (616)         30.11
-------------------------------------------------------------------------------
Options outstanding at
   December 31, 2005                                   3,488,712         $34.03
Options awarded                                          900,119          48.30
Options exercised                                       (790,981)         29.50
Options forfeited                                       (100,149)         36.65
Options expired                                           (1,076)         37.35
-------------------------------------------------------------------------------
Options outstanding at
   December 31, 2006                                   3,496,625         $38.63
===============================================================================
Options vested at
   December 31, 2006                                     796,121         $26.88
===============================================================================

      The following table summarizes information concerning currently outstanding and vested stock options:

                   Options Outstanding                          Options Vested
--------------------------------------------------------     -------------------

                                  Weighted
                                   Average      Weighted                Weighted
   Range of                       Remaining      Average                 Average
   Exercise         Number       Contractual    Exercise      Number    Exercise
    Prices        Outstanding    Life (years)     Price       Vested      Price

   $16.17            27,876          0.92         $16.17      27,876     $16.17
17.37 - 19.02       434,751          2.15          17.93     355,205      18.06
28.27 - 30.87       704,557          3.28          29.77     249,859      29.32
    37.74           530,389          4.00          37.74      62,908      37.74
49.00 - 49.09        50,487          0.12          49.03      50,487      49.03
45.15 - 47.34       653,801          5.00          47.32      49,786      47.30
44.00 - 47.99       209,200          1.00          46.04          --         --
47.05 - 48.53       682,522          6.00          47.06          --         --
50.61 - 54.00       203,042          2.00          52.52          --         --
--------------------------------------------------------------------------------

      Compensation expense for stock options is generally recognized based on the fair value of options granted over the options' vesting period. No compensation expense is recognized for options that are forfeited before vesting. The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                          2006           2005           2004
                                        ---------------------------------------

Average risk-free interest rate            4.42%          3.69%          3.27%
Dividend yield                             0.90%          0.90%          None
Volatility factors                         .161           .168           .178
Weighted average expected life          4.9 years      4.9 years      4.9 years
Weighted average fair value               $9.56         $10.01          $8.53

      Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $11.5 million at December 31, 2006. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $4.9 million in 2007, $3.2 million in 2008, $1.7 million in 2009, $1.0 million in 2010 and $675 thousand thereafter. Stock option expense for the years ended December 31, 2006, 2005 and 2004 was $6.4 million, $5.5 million and $3.7 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $16.6 million and $14.9 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2006 and 2005 was $132.6 million and $105.0 million, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2006 and 2005 was $21.2 million and $20.8 million, respectively.

      BOK Financial also issues non-vested common shares under the various stock-based compensation plans. At December 31, 2006, a total of 101,403 non-vested common shares have been awarded, including 43,697 awarded in 2006. The weighted average grant date fair value of non-vested shares awarded in 2006 was $47.33 per share. Unrecognized compensation cost of non-vested shares totaled $1.8 million at December 31, 2006. Subject to adjustment for forfeitures, we expect to recognize compensation expense of $514 thousand in 2007, $511 thousand in 2008, $407 thousand in 2009 and $349 thousand thereafter.

      BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

      Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award. Compensation expense is based on the fair value of the award recognized over the vesting period. At December 31, 2006, the recorded obligation for liability awards was $6.0 million. Compensation expense for liability awards was $4.7 million in 2006, a credit of $632 thousand in 2005 and an expense of $7.6 million in 2004. The reduction in 2005 expense resulted from the termination of future deferral rights for all executive officers except the President and Chief Executive Officer and a decrease in the period end market value of BOK Financial common stock.

      During January 2007, BOK Financial awarded the following stock-based compensation:

                                      ------------------------------------------
                                                     Exercise      Fair Value /
                                        Number        Price           Award
                                      ------------------------------------------

Equity awards:
  Stock options                         679,911       $54.33        $ 10.67
  Nonvested stock                        19,261           -           54.28
                                      ---------
  Total Equity awards                   699,172
Liability awards:
   Stock options                         46,551        54.33          10.67
  Nonvested stock                        12,201           -           54.33
                                      ---------
   Total Liability awards                58,752
                                      ---------
Total stock-based awards                757,924
================================================================================

      The aggregate compensation cost of these awards totaled approximately $9.0 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures and changes in the fair value of liability awards.

(14) Related Parties

      In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as "related parties") in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company's loans to related parties do not involve more than the normal credit risk and there are no non-accrual or impaired related party loans outstanding at December 31, 2006 or 2005.

      Activity in loans to related parties is summarized as follows (in thousands):

                                                          2006           2005
                                                      -------------------------
Beginning balance
                                                       $ 130,364      $ 104,845
   Advances                                              562,994        691,848
   Payments                                             (560,009)      (678,098)
   Adjustments(1)                                         27,552         11,769
-------------------------------------------------------------------------------
Ending balance                                         $ 160,901      $ 130,364
===============================================================================

(1)   Adjustments generally consist of changes in status as a related party.

      Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations. There are no other material related party transactions that require disclosure.

(15) Commitments and Contingent Liabilities

      AXIA Investment Management, Inc. ("AXIA"), a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the American Performance Funds ("AP Funds"). AP Funds is a diversified, open-ended investment company established in 1987 as a business trust under the Investment Company Act of 1940 (the "1940 Act"). AP Fund's products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 98% of AP Fund's assets of $3.4 billion is held for BOK Financial's clients.

      On October 10, 2006, the Securities and Exchange Commission (the "SEC") started a special examination of AXIA. The examination is focused on the BISYS Fund Services Ohio, Inc. ("BISYS") marketing assistance agreements with AXIA that were terminated in 2004. In September 2006, BISYS settled the SEC's two-year investigation of it by consenting to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" (1) the investment advisors to 27 different families of mutual funds to violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (2) the investment advisors to the 27 fund families to violate provisions of the 1940 Act that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC, and (3) the 27 fund families to violate provisions of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan. AXIA is one of the 27 advisors and the AP Funds one of the mutual fund families to which the SEC referred. AXIA is not bound by the SEC BISYS Order and disagrees with its findings as they relate to AXIA. Although the SEC's examination of AXIA is ongoing, BOK Financial does not expect the examination or any action the SEC may take based upon it to have a material adverse effect on the Company.

      In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not be material in the aggregate.

      BOk is obligated under a long-term lease for its bank premises located in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2014 and 2024. Annual base rent is $3.2 million. BOk subleases portions of its space for annual rents of $213 thousand in years 2007 through 2009 and $195 thousand in 2010. Net rent expense on this lease was $3.0 million in 2006 and $2.9 million in years 2005 and 2004. Total rent expense for BOK Financial was $16.5 million in 2006, $15.3 million in 2005, and $14.3 million in 2004.

      At December 31, 2006, future minimum lease payments for equipment and premises under operating leases were as follows: $16.2 million in 2007, $15.8 million in 2008, $14.7 million in 2009, $14.0 million in 2010, $11.1 million in 2011 and a total of $95.1 million thereafter.

      Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in the consumer price index or similar benchmarks.

      The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were approximately $299 million and $316 million at December 31, 2006 and 2005, respectively.

      BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transactions and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $1.1 million at December 31, 2006.

      BOKF Equity, LLC, indirectly a wholly-owned subsidiary of BOK Financial, is the general partner in two private equity funds ("the Funds"). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through limited partnerships. The Funds generally invest in distressed assets, asset buy-out or venture capital limited partnerships or limited liability companies. The general partner has contingent obligations through the Funds to make additional investments totaling $17.7 million as of December 31, 2006. Substantially all of those contingent obligations are offset by commitments of BOK Financial customers.

(16) Shareholders' Equity

Preferred Stock

      One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. During the second quarter of 2005, holders of the Company's convertible preferred stock exercised their conversion rights. All of the Series A Preferred Stock was converted into 6,920,666 common shares. In 2004, cash dividends declared on preferred stock totaled $1.9 million. George B. Kaiser, the Company's Chairman and principal shareholder, owned substantially all Series A Preferred Stock.

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

      Cash dividends paid on common stock totaled $37 million and $20 million in 2006 and 2005, respectively. During the second quarter of 2005, the Board of Directors approved the Company's first quarterly cash dividend of $0.10 per common share. The quarterly cash dividend replaced the annual dividend historically paid in shares of common stock. During 2004, 3% dividends payable in shares of BOK Financial common stock were declared and paid. The shares issued were valued at $66 million based on the average closing bid/ask prices on the day preceding declaration. Per share data has been restated to reflect these stock dividends.

      During 2002, BOK Financial agreed to a limited price guarantee on a portion of the shares issued to purchase Bank of Tanglewood. The fair value of this price guarantee, estimated to be $3 million based upon the Black-Scholes option pricing model, was included in the purchase price. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The maximum annual number of shares subject to this guarantee is 210,069. The guaranteed price for the 2007 anniversary date is $42.53. The price guarantee is nontransferable and noncumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock to satisfy any obligation under the price guarantee or to pay cash. The maximum aggregate number of common shares that may be issued to satisfy any price guarantee obligations is 10 million. If, as of any benchmark date, BOK Financial has already issued 10 million shares, BOK Financial is not obligated to make any further benchmark payments. BOK Financial's ability to pay cash to satisfy any price guarantee obligations is limited by applicable bank holding company and bank capital and dividend regulations.

Subsidiary Banks

      The amounts of dividends that BOK Financial's subsidiary banks can declare and the amounts of loans the subsidiary banks can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Pursuant to the most restrictive of the regulations at December 31, 2006, BOK Financial's subsidiary banks could declare dividends up to $107 million without prior regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. As of December 31, 2006, the subsidiary banks could declare dividends of up to $32 million under this policy. The subsidiary banks declared and paid dividends of $81 million in 2006 and $151 million in 2005. During 2004, the subsidiary banks did not declare any dividends.

      Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of unimpaired capital and surplus, as defined. Additionally, loans to affiliates must be fully secured. As of December 31, 2006, these loans totaled $29 million. As of December 31, 2005, these loans had no outstanding balance. Total loan commitments to affiliates at December 31, 2006 were $147 million.

Regulatory Capital

      BOK Financial and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on BOK Financial's operations. These capital requirements include quantitative measures of assets, liabilities and certain off-balance sheet items. The capital standards are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      For a banking institution to qualify as well capitalized, its Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. As directed by the Federal Reserve Bank, Tier I capital excludes $10 million, the combined value of common shares issued subject to the market value protection program and the value of the market value guarantee. These values will be restored to Tier I capital as the market price guarantee expires. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and reserves for credit losses, subject to certain limitations. All of BOK Financial's banking subsidiaries exceeded the regulatory definition of well capitalized.

                                                                           December 31,
                                                 -----------------------------------------------------------------
                                                             2006                                 2005
                                                 -----------------------------       -----------------------------
                                                    Amount             Ratio            Amount            Ratio
                                                 -----------------------------       -----------------------------
(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
   Consolidated                                  $  1,801,876          11.58%        $  1,625,832         12.10%
   BOk                                              1,246,534          10.51            1,162,091         10.91
   Bank of Texas                                      305,957          10.98              275,507         11.29
   Bank of Albuquerque                                 96,594          16.22               95,134         16.47
   Bank of Arkansas                                    19,640          11.75               18,372         19.53
   Colorado State Bank and Trust                       53,981          14.96               40,249         13.17
   Bank of Arizona                                     17,266          13.34               18,194         18.44
   Bank of Kansas City                                 19,915         329.76                  N/A           N/A
Tier I Capital (to Risk Weighted Assets):
   Consolidated                                  $  1,521,504           9.78%        $  1,322,570          9.84%
   BOk                                              1,006,372           8.49              895,653          8.41
   Bank of Texas                                      280,294          10.06              252,316         10.34
   Bank of Albuquerque                                 90,418          15.18               88,439         15.31
   Bank of Arkansas                                    17,549          10.50               17,194         18.27
   Colorado State Bank and Trust                       51,061          14.15               36,935         12.09
   Bank of Arizona                                     15,954          12.33               17,113         17.35
   Bank of Kansas City                                 19,915         329.76                  N/A           N/A
Tier I Capital (to Average Assets):
   Consolidated                                  $  1,521,504          8.79%         $  1,322,570         8.30%
   BOk                                              1,006,372          8.26               895,653         6.88
   Bank of Texas                                      280,294          7.95               252,316         8.09
   Bank of Albuquerque                                 90,418          7.28                88,439         6.76
   Bank of Arkansas                                    17,549         10.95                17,194        10.98
   Colorado State Bank and Trust                       51,061          5.68                36,935         6.10
   Bank of Arizona                                     15,954          9.98                17,113        11.67
   Bank of Kansas City                                 19,915        136.27                   N/A          N/A

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) ("AOCI") includes unrealized gains and losses on available for sale securities and accumulated gains or losses on effective cash flow hedges, including hedges of anticipated transactions. Gains and losses in AOCI are net of deferred income taxes. Accumulated losses on cash flow hedges of prime-based loans of $2.4 million will be reclassified into income over two years. Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt. Unrealized losses on employee benefit plans were recognized as required by FAS 158 and will be reclassified into income as Pension Plan costs.

                                                               Unrealized      Accumulated       Unrealized
                                                              Gain (Loss)       (Loss) on          (Loss)
                                                              On Available      Effective            On
                                                                For Sale        Cash Flow         Employee
                                                               Securities         Hedges        Benefit Plans        Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                    $  8,459         $     --         $     --         $  8,459
   Unrealized losses on securities                               (31,806)              --               --          (31,806)
   Unrealized losses on cash flow hedges                              --           (2,664)              --           (2,664)
   Tax benefit on unrealized losses                               11,303            1,039               --           12,342
   Reclassification adjustment for losses
     realized and included in net income                           3,088               --               --            3,088
   Reclassification adjustment for tax benefit
     on realized losses                                           (1,044)              --               --           (1,044)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                     (10,000)          (1,625)              --          (11,625)
   Unrealized losses on securities                               (92,551)              --               --          (92,551)
   Unrealized losses on cash flow hedges                              --              684               --              684
   Loss on rate lock hedge of subordinated debt issuance              --           (2,788)              --           (2,788)
   Tax benefit  (expense) on unrealized gains (losses)            34,129              (75)              --           34,054
   Reclassification adjustment for losses
     realized and included in net income                           6,772              123               --            6,895
   Reclassification adjustment for tax benefit
     on realized losses                                           (2,432)             (48)              --           (2,480)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                     (64,082)          (3,729)              --          (67,811)
   Unrealized gains (losses) on securities                         7,061               --               --            7,061
   Unrealized gains on cash flow hedges                               --              664               --              664
   Unrealized losses on employee benefit plans                        --               --          (18,587)         (18,587)
   Tax benefit (expense) on unrealized gains (losses)             (2,619)              --            7,230            4,611
   Reclassification adjustment for losses
     realized and included in net income                             739              211               --              950
   Reclassification adjustment for tax benefit
     on realized losses                                             (251)             (81)              --             (332)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                                    $(59,152)        $ (2,935)        $(11,357)        $(73,444)
===========================================================================================================================

(17) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                                            Years ended December 31,
                                                                                 ---------------------------------------------
                                                                                     2006            2005             2004
                                                                                 ---------------------------------------------
Numerator:
   Net income                                                                    $    212,977    $    201,505     $    179,023
   Preferred stock dividends                                                               --            (375)          (1,875)
------------------------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common stockholders                                                   212,977         201,130          177,148
------------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
   Preferred stock dividends                                                               --             375            1,875
------------------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common stockholders after assumed conversion                               $    212,977    $    201,505     $    179,023
==============================================================================================================================
Denominator:
   Denominator for basic earnings per share - weighted average shares              66,759,384      64,067,873       59,128,395
   Effect of dilutive securities:
     Employee stock compensation plans(1)                                             550,621         628,060          669,857
     Convertible preferred stock                                                           --       2,351,131        6,921,083
     Tanglewood market value guarantee (see Note 16)                                       --              --           13,161
------------------------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                                                      550,621       2,979,191        7,604,101
------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                                 67,310,005      67,047,064       66,732,496
==============================================================================================================================
Basic earnings per share                                                         $       3.19    $       3.14     $       3.00
==============================================================================================================================
Diluted earnings per share                                                       $       3.16    $       3.01     $       2.68
==============================================================================================================================

(1)   Excludes employee stock options with exercise prices greater than the
      current market price.                                                           440,216         855,326           31,970

(18) Reportable Segments

      BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. It also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consists primarily of corporate and consumer banking activities in the respective local markets. In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the Company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, the provision for credit losses, tax-exempt income and tax credits, and certain executive compensation costs that are not attributed to the lines of business.

      The Oklahoma Corporate Banking segment provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. Oklahoma Corporate Banking also includes our TransFund unit, which provides ATM and merchant deposit services. The Oklahoma Consumer Banking segment provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. The Mortgage Banking segment consists of two operating sectors that originate a full range of mortgage products from federally sponsored programs to "jumbo loans" on higher priced homes in BOK Financial's primary market areas. The Mortgage Banking segment also services mortgage loans acquired from throughout the United States. The Wealth Management segment provides a wide range of financial services, including trust and private financial services and brokerage and trading services. This segment includes the activities of BOSC, Inc., a registered broker/dealer. Trust and private financial services include sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are primarily provided to clients in Oklahoma, Texas and New Mexico. Regional banking includes Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City. Each of these banks provides a full range of corporate and consumer banking services in their respective markets. Fiduciary services provided through Colorado State Bank and Trust are included in the Regional Banking segment.

      BOK Financial identifies reportable segments by type of service provided for the Mortgage Banking and the Wealth Management segments and by type of customer for the Oklahoma Corporate Banking and Oklahoma Consumer Banking segments. Regional Banking is identified by legal entity. Operating results are adjusted for intercompany loan participations, allocated service costs and management fees, interest rate risk positions and risk management activities.

      BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, certain indirect expenses, taxes and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market rates are generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

      The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 90 days for certain rate-sensitive deposits to five years. The accounting policies of the reportable segments generally follow those described in the summary of significant accounting policies, except that interest income is reported on a fully tax-equivalent basis, loan losses are based on actual net amounts charged off and the amortization of intangible assets is generally excluded.

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

                                 Oklahoma       Oklahoma                                                      All
                                 Corporate      Consumer        Mortgage        Wealth      Regional         Other/
(In Thousands)                    Banking        Banking        Banking       Management     Banking      Eliminations     Total
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2006

Net interest revenue/(expense)
   from external sources        $   253,266    $   (62,447)   $    23,638    $    15,148   $   326,163    $   (69,080)  $   486,688
Net interest revenue/(expense)
   from internal sources           (101,432)       131,131        (20,307)        13,030       (73,915)        51,493            --
-----------------------------------------------------------------------------------------------------------------------------------
Total net interest revenue          151,834         68,684          3,331         28,178       252,248        (17,587)      486,688

Provision for credit losses           1,586          2,780            504            222         7,376          5,934        18,402
Other operating revenue              91,250         72,699         17,287        119,200        56,909          3,933       361,278
Capitalized mortgage
   servicing rights                      --             --         11,917             --            --             --        11,917
Financial instruments
   gains (losses)                       113             80         (1,102)            15            35           (713)       (1,572)
Operating expense                   115,306         80,250         30,731        105,906       155,811         27,312       515,316
Change in fair value of
   mortgage servicing rights             --             --         (3,009)            --            --             --        (3,009)
Income taxes                         49,132         22,730          1,247         16,053        53,567        (28,104)      114,625
-----------------------------------------------------------------------------------------------------------------------------------
Net income                      $    77,173    $    35,703    $     1,960    $    25,212   $    92,438    $   (19,509)  $   212,977
===================================================================================================================================

Average assets                  $ 5,328,041    $ 2,836,692    $   519,371    $ 1,831,377   $ 7,019,426    $  (727,316)  $16,807,591

Average economic capital            384,810         58,680         23,510        125,720       441,330        575,309     1,609,359
Average invested capital                 --             --             --             --       686,130             --            --

Performance measurements:
   Return on assets                    1.45%          1.26%          0.38%          1.38%         1.32%            --          1.27%
   Return on economic capital         20.05          60.84           8.34          20.05         20.95             --         13.23
   Return on invested capital            --             --             --             --         13.47             --            --
   Efficiency ratio                   47.43          56.76          94.46          71.86         50.40             --         59.93

Reconciliation to Consolidated Financial Statements

                                                       Other         Other
                                     Net Interest    Operating     Operating        Net         Average
                                        Revenue      Revenue(1)     Expense       Income         Assets
                                     ---------------------------------------------------------------------
Total reportable segments            $   504,275    $   369,262   $   484,995   $   232,486    $17,534,907
Unallocated items:
   Tax-equivalent adjustment               6,963             --            --         6,963             --
   Funds management and other
     (including eliminations), net       (24,550)         3,933        27,312       (26,472)      (727,316)
----------------------------------------------------------------------------------------------------------
BOK Financial consolidated           $   486,688    $   373,195   $   512,307   $   212,977    $16,807,591
==========================================================================================================

                                 Oklahoma       Oklahoma                                                      All
                                 Corporate      Consumer       Mortgage         Wealth      Regional         Other/
(In Thousands)                    Banking        Banking       Banking        Management     Banking      Eliminations     Total
                                ---------------------------------------------------------------------------------------------------
Year ended December 31, 2005

Net interest revenue/(expense)
   from external sources        $   208,044    $   (43,411)   $    20,237    $    12,488   $   257,507    $    (5,524)  $   449,341
Net interest revenue/(expense)
   from internal sources            (67,875)        98,291        (14,882)         8,504       (38,111)        14,073            --
-----------------------------------------------------------------------------------------------------------------------------------
Total net interest revenue          140,169         54,880          5,355         20,992       219,396          8,549       449,341

Provision for credit losses           6,481          3,094            415            224         6,190         (3,963)       12,441
Other operating revenue              83,619         66,174         15,347        109,405        51,474          3,251       329,270
Gain on sales of assets               4,758             --          1,232             --            --             --         5,990
Capitalized mortgage
   servicing rights                      --             --         17,402             --            --             --        17,402
Financial instruments
   gains (losses)                      (132)           (87)        (5,087)            13           519           (942)       (5,716)
Operating expense                   110,395         77,757         34,736         94,338       143,026         12,769       473,021
Recovery for impairment of
   mortgage servicing rights             --             --         (3,915)            --            --             --        (3,915)
Income taxes                         43,388         15,605          1,172         13,945        44,685         (5,560)      113,235
-----------------------------------------------------------------------------------------------------------------------------------
Net income                      $    68,150    $    24,511    $     1,841    $    21,903   $    77,488    $     7,612   $   201,505
===================================================================================================================================

Average assets                  $ 4,722,030    $ 2,657,824    $   514,530    $ 1,748,104   $ 6,018,520    $   (77,321)  $15,583,687

Average economic capital            324,840         50,460         23,210        103,390       326,650        633,296     1,461,846
Average invested capital                 --             --             --             --       571,460             --            --

Performance measurements:
   Return on assets                    1.44%          0.92%          0.36%          1.25%         1.29%            --          1.29%
   Return on economic capital         20.98          48.58           7.93          21.18         23.72             --         13.78
   Return on invested capital            --             --             --             --         13.56             --            --
   Efficiency ratio                   48.30          64.23          88.31          72.35         52.80             --         58.98

Reconciliation to Consolidated Financial Statements

                                                       Other          Other
                                     Net Interest    Operating      Operating          Net          Average
                                        Revenue      Revenue(1)      Expense         Income         Assets
                                     ------------------------------------------------------------------------
Total reportable segments            $    440,792   $    349,411   $    456,337   $    193,893   $ 15,661,008
Unallocated items:
   Tax-equivalent adjustment                5,182             --             --          5,182             --
   Funds management and other
     (including eliminations), net          3,367          3,251         12,769          2,430        (77,321)
-------------------------------------------------------------------------------------------------------------
BOK Financial consolidated           $    449,341   $    352,662   $    469,106   $    201,505   $ 15,583,687
=============================================================================================================

(1)   Excluding financial instrument gains/(losses)

                                 Oklahoma       Oklahoma                                                     All
                                 Corporate      Consumer       Mortgage        Wealth       Regional        Other/
(In Thousands)                    Banking        Banking        Banking      Management      Banking     Eliminations      Total
                                ---------------------------------------------------------------------------------------------------

Year ended December 31, 2004

Net interest revenue/(expense)
   from external sources        $   148,919    $   (19,061)   $    21,647    $     4,001   $   200,781    $    66,956   $   423,243
Net interest revenue/(expense)
   from internal sources            (26,049)        64,873        (11,423)         8,888       (19,753)       (16,536)           --
-----------------------------------------------------------------------------------------------------------------------------------
Total net interest revenue          122,870         45,812         10,224         12,889       181,028         50,420       423,243

Provision for credit losses           8,956          6,964            340             23         5,507         (1,351)       20,439
Other operating revenue              86,493         56,611         22,055         93,193        47,017         (3,282)      302,087
Capitalized mortgage
   servicing rights                      --             --         11,365             --            --             --        11,365
Financial instruments
   gains/(losses)                        --             --         (5,068)            --            --            506        (4,562)
Operating expense                    99,007         76,057         35,415         83,784       132,022         16,506       442,791
Recovery for impairment of
   mortgage servicing rights             --             --         (1,567)            --            --             --        (1,567)
Income taxes                         39,444          7,548          1,707          8,688        32,810          1,250        91,447
-----------------------------------------------------------------------------------------------------------------------------------
Net income                      $    61,956    $    11,854    $     2,681    $    13,587   $    57,706    $    31,239   $   179,023
===================================================================================================================================

Average assets                  $ 4,380,491    $ 2,746,279    $   559,034    $ 1,122,147   $ 5,754,211    $  (535,275)  $14,026,887

Average economic capital            312,530         64,390         27,270         84,820       271,950        536,597     1,297,557
Average invested capital                 --             --             --             --       500,110             --            --

Performance measurements:
   Return on assets                    1.41%          0.43%          0.48%          1.21%         1.00%            --          1.28%
   Return on economic capital         19.82          18.41           9.83          16.02         21.22             --         13.80
   Return on invested capital            --             --             --             --         11.54             --            --
   Efficiency ratio                   47.29          74.26          81.15          78.98         57.89             --         60.11

Reconciliation to Consolidated Financial Statements

                                                       Other           Other
                                     Net Interest    Operating       Operating          Net         Average
                                       Revenue       Revenue(1)       Expense         Income         Assets
                                     -------------------------------------------------------------------------
Total reportable segments            $    372,823   $    316,734    $    424,718   $    147,784   $ 14,562,162
Unallocated items:
   Tax-equivalent adjustment                5,039             --              --          5,039             --
   Funds management and other
     (including eliminations), net         45,381         (3,282)         16,506         26,200       (535,275)
--------------------------------------------------------------------------------------------------------------
BOK Financial consolidated           $    423,243   $    313,452    $    441,224   $    179,023   $ 14,026,887
==============================================================================================================

(1)   Excluding financial instrument gains/(losses)

(19) Fair Value of Financial Instruments

      The following table presents the carrying values and estimated fair values of financial instruments as of December 31, 2006 and 2005 (dollars in thousands):

                                                                       Range of        Average                          Estimated
                                                     Carrying        Contractual      Repricing        Discount           Fair
                                                       Value            Yields        (in years)         Rate             Value
                                                   ------------------------------------------------------------------------------
2006:
  Cash and cash equivalents                        $   797,326                                                        $   797,326
  Securities                                         5,103,663                                                          5,101,582
  Loans:
     Commercial                                      6,208,884       1.61 - 18.00%        0.38        5.33 - 8.25%      6,532,426
     Commercial real estate                          2,446,540       6.00 - 15.00         1.38           8.25           2,410,517
     Residential mortgage                            1,256,259       3.81 - 12.13         5.74        5.00 - 6.06       1,227,574
     Residential mortgage - held for sale               64,625            --               --             --               64,625
     Consumer                                          739,495       3.00 - 20.15         2.44           8.25             722,170
---------------------------------------------------------------------------------------------------------------------------------
       Total loans                                  10,715,803                                                         10,957,312

       Reserve for loan losses                        (109,497)                                                                --
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                        10,606,306                                                         10,957,312
   Derivative instruments with positive
     fair value                                        284,239                                                            284,239
   Deposits with no stated maturity                  7,916,159                                                          7,916,159
   Time deposits                                     4,470,546       0.95 - 9.00          1.16        4.88 - 5.50       4,431,707
   Other borrowings                                  2,942,247       2.81 - 6.45          0.83        4.85 - 5.33       2,642,381
   Subordinated debentures                             297,800           7.35             4.51           4.85             298,732
   Derivative instruments with negative
     fair value                                        298,679                                                            298,679
=================================================================================================================================

2005:
  Cash and cash equivalents                          $ 699,322                                                         $  699,322
  Securities                                         5,085,333                                                          5,083,614
  Loans:
     Commercial                                      5,299,935       2.75 - 18.00%        0.33        4.61 - 7.25%      5,411,035
     Commercial real estate                          1,989,902       4.00 - 12.00         1.21           7.25           1,977,936
     Residential mortgage                            1,169,331       2.82 - 12.13         3.29        4.60 - 6.17       1,146,072
     Residential mortgage - held for sale               51,666            --               --             --               51,666
     Consumer                                          629,144       3.04 - 18.90         2.38           7.25             623,265
---------------------------------------------------------------------------------------------------------------------------------
       Total loans                                   9,139,978                                                          9,209,974

       Reserve for loan losses                        (103,876)                                                                --
---------------------------------------------------------------------------------------------------------------------------------
   Net loans                                         9,036,102                                                          9,209,974
   Derivative instruments with positive
     fair value                                        452,878                                                            452,878
   Deposits with no stated maturity                  7,277,258                                                          7,277,258
   Time deposits                                     4,098,060       0.70 - 7.25          1.70        4.25 - 4.90       4,056,480
   Other borrowings                                  2,392,209       2.01 -  4.48         1.54        4.37 - 4.61       2,392,255
   Subordinated debentures                             295,964           6.71             8.09           4.48             317,779
   Derivative instruments with negative
     fair value                                        466,669                                                            466,669
=================================================================================================================================

      The preceding table presents the estimated fair values of financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involved significant judgments by management. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, BOK Financial does not know whether the fair values shown above represent values at which the respective financial instruments could be sold individually or in the aggregate.

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

Derivatives

      All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate, commodity and foreign exchange contracts are based on valuations provided either by third-party dealers in the contracts, quotes provided by independent pricing services, or a third-party provided pricing model.

Loans

      The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates currently being offered for loans with similar remaining terms to maturity and credit risk, adjusted for the impact of interest rate floors and ceilings. The fair values of classified loans were estimated to approximate their carrying values less loan loss reserves allocated to these loans of $12 million and $15 million at December 31, 2006 and 2005, respectively.

      The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments and hedging transactions.

Deposits

      The fair values of time deposits are based on discounted cash flow analyses using interest rates currently being offered on similar transactions. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("FAS 107") defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, transaction deposits, money market deposits and savings accounts, to equal the amount payable on demand. Although market premiums paid reflect an additional value for these low cost deposits, FAS 107 prohibits adjusting fair value for the expected benefit of these deposits. Accordingly, the positive effect of such deposits is not included in this table.

Other Borrowings and Subordinated Debentures

      The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments.

Off-Balance Sheet Instruments

      The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2006 and 2005.

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial - Parent Company Only follows:

Balance Sheets
(In Thousands)

                                                                                      December 31,
                                                                              ---------------------------
                                                                                  2006            2005
                                                                              ---------------------------
Assets
Cash and cash equivalents                                                     $    16,507     $    11,074
Securities - available for sale                                                    14,121          11,910
Investment in subsidiaries                                                      1,692,231       1,517,047
Other assets                                                                        1,584           1,729
---------------------------------------------------------------------------------------------------------
   Total assets                                                               $ 1,724,443     $ 1,541,760
=========================================================================================================

Liabilities and Shareholders' Equity
Other liabilities                                                             $     3,421     $     2,606
---------------------------------------------------------------------------------------------------------
   Total liabilities                                                                3,421           2,606
---------------------------------------------------------------------------------------------------------
Common stock                                                                            4               4
Capital surplus                                                                   688,861         656,579
Retained earnings                                                               1,166,994         990,422
Treasury stock                                                                    (61,393)        (40,040)
Accumulated other comprehensive loss                                              (73,444)        (67,811)
---------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                   1,721,022       1,539,154
---------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                 $ 1,724,443     $ 1,541,760
=========================================================================================================

Statements of Earnings
(In Thousands)

                                                                  2006            2005            2004
                                                              -------------------------------------------
Dividends, interest and fees received from subsidiaries       $    80,855     $   153,462     $       127
Other operating revenue                                               476             468              35
---------------------------------------------------------------------------------------------------------
   Total revenue                                                   81,331         153,930             162
---------------------------------------------------------------------------------------------------------

Interest expense                                                       --           1,500           2,185
Professional fees and services                                        506             589             486
Contribution of stock to BOK Charitable Foundation                     --              --           4,125
Other operating expense                                               191              22               2
---------------------------------------------------------------------------------------------------------
   Total expense                                                      697           2,111           6,798
---------------------------------------------------------------------------------------------------------

Income (loss) before taxes and equity in undistributed
   income of subsidiaries                                          80,634         151,819          (6,636)
Federal and state income tax credit                                   (28)           (682)         (3,953)
---------------------------------------------------------------------------------------------------------

Income (loss) before equity in undistributed income of
  subsidiaries                                                     80,662         152,501          (2,683)
Equity in undistributed income of subsidiaries                    132,315          49,004         181,706
---------------------------------------------------------------------------------------------------------
Net income                                                    $   212,977     $   201,505     $   179,023
=========================================================================================================

Statements of Cash Flows
(In Thousands)

                                                              -------------------------------------------
                                                                  2006            2005            2004
                                                              -------------------------------------------
Cash flows from operating activities:
   Net income                                                 $   212,977     $   201,505     $   179,023
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed income of subsidiaries            (132,315)        (49,004)       (181,706)
       Tax benefit on exercise of stock options                     4,014           3,583           4,609
       Contribution of stock to BOK Charitable Foundation              --              --           4,125
       Write down of equity securities                                 --              --             410
       Change in other assets                                     (22,949)        (12,337)         (5,138)
       Change in other liabilities                                    815            (889)            713
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          62,542         142,858           2,036
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of available for sale securities                          --              --             (53)
   Investment in subsidiaries                                     (20,865)        (34,264)         (5,250)
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                             (20,865)        (34,264)         (5,303)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Pay down of other borrowings                                        --         (95,000)             --
   Issuance of common and treasury stock, net                      12,647           7,032           7,132
   Cash dividends                                                 (36,788)        (20,343)         (1,540)
   Other                                                          (12,103)         (2,439)             24
---------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                  (36,244)       (110,750)          5,616
---------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                             5,433          (2,156)          2,349
Cash and cash equivalents at beginning of period                   11,074          13,230          10,881
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $    16,507     $    11,074     $    13,230
=========================================================================================================

Payment of dividends in common stock                          $        --     $        --     $    65,899
=========================================================================================================
Cash paid for interest                                                 10           1,698           1,882
=========================================================================================================

Annual Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands)

                                                                                                          2006
                                                                                       --------------------------------------------
                                                                                          Average        Revenue/            Yield/
                                                                                          Balance       Expense(1)            Rate
                                                                                       --------------------------------------------
Assets
   Taxable securities(3)                                                               $ 4,770,959     $   222,531             4.67%
   Tax-exempt securities(3)                                                                290,356          15,572             5.44
-----------------------------------------------------------------------------------------------------------------------------------
     Total securities(3)                                                                 5,061,315         238,103             4.71
-----------------------------------------------------------------------------------------------------------------------------------
   Trading securities                                                                       21,213           1,044             4.92
   Funds sold and resell agreements                                                         36,196           1,841             5.09
   Loans(2)                                                                              9,706,866         752,404             7.75
     Less reserve for loan losses                                                          106,689              --               --
-----------------------------------------------------------------------------------------------------------------------------------
   Loans, net of reserve                                                                 9,600,177         752,404             7.84
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets(3)                                                            14,718,901         993,392             6.75
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and other assets                                                                 2,088,690
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $16,807,591
===================================================================================================================================

Liabilities and Shareholders' Equity
   Transaction deposits                                                                $ 5,477,886     $   148,986             2.72%
   Savings deposits                                                                        148,656           1,408             0.95
   Time deposits                                                                         4,279,610         186,514             4.36
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                                                     9,906,152         336,908             3.40
-----------------------------------------------------------------------------------------------------------------------------------
   Funds purchased and repurchase agreements                                             2,145,648         105,483             4.92
   Other borrowings                                                                        725,329          37,070             5.11
   Subordinated debentures                                                                 294,962          20,280             6.88
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                                                 13,072,091         499,741             3.82
-----------------------------------------------------------------------------------------------------------------------------------
   Demand deposits                                                                       1,473,645
   Other liabilities                                                                       652,496
   Shareholders' equity                                                                  1,609,359
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                        $16,807,591
===================================================================================================================================

Tax-equivalent Net Interest Revenue(3)                                                                 $   493,651             2.93%
Tax-equivalent Net Interest Revenue to Earning Assets(3)                                                                       3.36
Less tax-equivalent adjustment(1)                                                                            6,963
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                                                       486,688
Provision for credit losses                                                                                 18,402
Other operating revenue                                                                                    371,623
Other operating expense                                                                                    512,307
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                                        327,602
Federal and state income tax                                                                               114,625
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                             $   212,977
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

(3) Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

                                                                            2005                                 2004
                                                           ------------------------------------------------------------------------
                                                             Average       Revenue/    Yield/      Average      Revenue/    Yield/
                                                             Balance      Expense(1)    Rate       Balance     Expense(1)    Rate
                                                           ----------------------------------    ----------------------------------
Assets
   Taxable securities(3)                                   $ 4,769,666     $205,952     4.34%    $ 4,656,108    $197,884     4.26%
   Tax-exempt securities(3)                                    226,961       11,587     5.13         207,376      11,672     5.64
-----------------------------------------------------------------------------------------------------------------------------------
     Total securities(3)                                     4,996,627      217,539     4.38       4,863,484     209,556     4.32
-----------------------------------------------------------------------------------------------------------------------------------
   Trading securities                                           15,892          770     4.85          16,025         629     3.93
   Funds sold and resell agreements                             38,521        1,287     3.34          19,944         353     1.77
   Loans(2)                                                  8,489,751      555,520     6.54       7,644,049     408,785     5.35
     Less reserve for loan losses                              110,158           --       --         116,076          --       --
-----------------------------------------------------------------------------------------------------------------------------------
   Loans, net of reserve                                     8,379,593      555,520     6.63       7,527,973     408,785     5.43
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets(3)                                13,430,633      775,116     5.78      12,427,426     619,323     4.99
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and other assets                                     2,153,054                             1,599,461
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                          $15,583,687                           $14,026,887
===================================================================================================================================
Liabilities and Shareholders' Equity
   Transaction deposits                                    $ 4,402,810     $ 72,721     1.65%    $ 3,863,276    $ 35,517     0.92%
   Savings deposits                                            159,429        1,106     0.69         169,556         975     0.58
   Time deposits                                             3,894,429      136,573     3.51       3,584,496     107,941     3.01
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                         8,456,668      210,400     2.49       7,617,328     144,433     1.90
-----------------------------------------------------------------------------------------------------------------------------------
   Funds purchased and repurchase agreements                 1,936,792       61,606     3.18       1,611,771      21,140     1.31
   Other borrowings                                            996,266       34,220     3.43       1,007,237      17,707     1.76
   Subordinated debentures                                     236,589       14,367     6.07         152,983       7,761     5.07
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                     11,626,315      320,593     2.76      10,389,319     191,041     1.84
-----------------------------------------------------------------------------------------------------------------------------------
   Demand deposits                                           1,607,702                             1,805,558
   Other liabilities                                           887,824                               534,453
   Shareholders' equity                                      1,461,846                             1,297,557
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity            $15,583,687                           $14,026,887
===================================================================================================================================
Tax-equivalent Net Interest Revenue(3)                                     $454,523     3.02%                   $428,282     3.15%
Tax-equivalent Net Interest Revenue to Earning Assets(3)                                3.39                                 3.45
Less tax-equivalent adjustment(1)                                             5,182                                5,039
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                        449,341                              423,243
Provision for credit losses                                                  12,441                               20,439
Other operating revenue                                                     346,946                              308,890
Other operating expense                                                     469,106                              441,224
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                         314,740                              270,470
Federal and state income tax                                                113,235                               91,447
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 $201,505                             $179,023
===================================================================================================================================

Quarterly Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

                                                                                       Three Months Ended
                                                            -----------------------------------------------------------------------
                                                                    December 31, 2006                    September 30, 2006
                                                            ---------------------------------     ---------------------------------

                                                              Average     Revenue/     Yield/       Average      Revenue/     Yield/
                                                              Balance    Expense(1)     Rate        Balance     Expense(1)    Rate
                                                            ---------------------------------     ---------------------------------
Assets
   Taxable securities(3)                                    $ 4,745,619   $   56,264     4.69%    $ 4,694,588    $ 54,589      4.63%
   Tax-exempt securities(3)                                     318,969        4,435     5.52         306,170       4,187      5.43
---------------------------------------------------------------------------------------------     ---------------------------------
     Total securities(3)                                      5,064,588       60,699     4.74       5,000,758      58,776      4.68
---------------------------------------------------------------------------------------------     ---------------------------------
   Trading securities                                            22,668          322     5.64          21,721         226      4.13
   Funds sold and resell agreements                              39,665          546     5.46          51,518         649      5.00
   Loans(2)                                                  10,361,841      207,322     7.94       9,813,602     197,665      7.99
     Less reserve for loan losses                               108,377           --       --         106,474          --        --
---------------------------------------------------------------------------------------------     ---------------------------------
   Loans, net of reserve                                     10,253,464      207,322     8.02       9,707,128     197,665      8.08
---------------------------------------------------------------------------------------------     ---------------------------------
     Total earning assets(3)                                 15,380,385      268,889     6.93      14,781,125     257,316      6.91
---------------------------------------------------------------------------------------------     ---------------------------------
   Cash and other assets                                      2,158,647                             2,049,998
---------------------------------------------------------------------------------------------     ---------------------------------
     Total assets                                           $17,539,032                           $16,831,123
=============================================================================================     =================================

Liabilities and Shareholders' Equity
   Transaction deposits                                     $ 5,768,216   $   43,411     2.99%    $ 5,458,280    $ 39,571      2.88%
   Savings deposits                                             139,796          365     1.04         146,276         360      0.98
   Time deposits                                              4,417,427       51,781     4.65       4,314,672      48,540      4.46
---------------------------------------------------------------------------------------------     ---------------------------------
     Total interest-bearing deposits                         10,325,439       95,557     3.67       9,919,228      88,471      3.54
---------------------------------------------------------------------------------------------     ---------------------------------
   Funds purchased and repurchase agreements                  2,584,354       33,736     5.18       2,138,749      27,568      5.11
   Other borrowings                                             586,743        8,128     5.50         750,247      10,253      5.42
   Subordinated debentures                                      298,427        5,225     6.95         293,146       5,210      7.05
---------------------------------------------------------------------------------------------     ---------------------------------
     Total interest-bearing liabilities                      13,794,963      142,646     4.10      13,101,370     131,502      3.98
---------------------------------------------------------------------------------------------     ---------------------------------
   Demand deposits                                            1,481,455                             1,453,163
   Other liabilities                                            566,128                               657,269
   Shareholders' equity                                       1,696,486                             1,619,321
---------------------------------------------------------------------------------------------     ---------------------------------
     Total liabilities and shareholders' equity             $17,539,032                           $16,831,123
=============================================================================================     =================================

Tax-equivalent Net Interest Revenue(3)                                    $  126,243     2.83%                   $125,814      2.93%
Tax-equivalent Net Interest Revenue to Earning Assets(3)                                 3.25                                  3.38
Less tax-equivalent adjustment(1)                                              1,965                                1,836
---------------------------------------------------------------------------------------------     ---------------------------------
Net Interest Revenue                                                         124,278                              123,978
Provision for credit losses                                                    5,953                                5,254
Other operating revenue                                                       93,723                               97,583
Other operating expense                                                      133,991                              138,810
---------------------------------------------------------------------------------------------     ---------------------------------
Income before taxes                                                           78,057                               77,497
Federal and state income tax                                                  27,472                               24,837
---------------------------------------------------------------------------------------------     ---------------------------------
Net Income                                                                $   50,585                             $ 52,660
=============================================================================================     =================================

Earnings Per Average Common Share Equivalent:
   Net income:
     Basic                                                                $     0.76                             $   0.79
=============================================================================================     =================================
     Diluted                                                              $     0.75                             $   0.78
=============================================================================================     =================================

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

                                                                                          Three Months Ended
                                                        ----------------------------------------------------------------------------
                                                                   June 30, 2006                           March 31, 2006
                                                        -----------------------------------     -----------------------------------
                                                          Average      Revenue/      Yield/       Average      Revenue/      Yield/
                                                          Balance     Expense(1)      Rate        Balance     Expense(1)      Rate
                                                        -----------------------------------     -----------------------------------
Assets
   Taxable securities(3)                                $ 4,783,280    $ 56,632        4.75%    $ 4,862,313    $ 55,046        4.60%
   Tax-exempt securities(3)                                 273,305       3,485        5.12         262,124       3,465        5.36
-------------------------------------------------------------------------------------------     -----------------------------------
     Total securities(3)                                  5,056,585      60,117        4.77       5,124,437      58,511        4.64
-------------------------------------------------------------------------------------------     -----------------------------------
   Trading securities                                        23,672         287        4.86          16,722         209        5.07
   Funds sold and resell agreements                          32,048         407        5.09          21,181         239        4.58
   Loans(2)                                               9,472,309     181,269        7.68       9,164,706     166,148        7.35
     Less reserve for loan losses                           106,048          --          --         105,135          --          --
-------------------------------------------------------------------------------------------     -----------------------------------
   Loans, net of reserve                                  9,366,261     181,269        7.76       9,059,571     166,148        7.44
-------------------------------------------------------------------------------------------     -----------------------------------
     Total earning assets(3)                             14,478,566     242,080        6.71      14,221,911     225,107        6.42
-------------------------------------------------------------------------------------------     -----------------------------------
   Cash and other assets                                  2,085,724                               2,048,328
-------------------------------------------------------------------------------------------     -----------------------------------
     Total assets                                       $16,564,290                             $16,270,239
===========================================================================================     ===================================

Liabilities and Shareholders' Equity
   Transaction deposits                                 $ 5,353,413    $ 34,875        2.61%    $ 5,327,004    $ 31,129        2.37%
   Savings deposits                                         153,200         353        0.92         155,554         330        0.86
   Time deposits                                          4,220,204      44,798        4.26       4,162,952      41,395        4.03
-------------------------------------------------------------------------------------------     -----------------------------------
     Total interest-bearing deposits                      9,726,817      80,026        3.30       9,645,510      72,854        3.06
-------------------------------------------------------------------------------------------     -----------------------------------
   Funds purchased and repurchase agreements              2,118,211      25,696        4.87       1,731,983      18,483        4.33
   Other borrowings                                         684,431       8,682        5.09         882,878      10,007        4.60
   Subordinated debentures                                  292,474       4,930        6.76         295,792       4,915        6.74
-------------------------------------------------------------------------------------------     -----------------------------------
     Total interest-bearing liabilities                  12,821,933     119,334        3.73      12,556,163     106,259        3.43
-------------------------------------------------------------------------------------------     -----------------------------------
   Demand deposits                                        1,474,835                               1,485,398
   Other liabilities                                        695,418                                 680,897
   Shareholders' equity                                   1,572,104                               1,547,781
-------------------------------------------------------------------------------------------     -----------------------------------
     Total liabilities and shareholders' equity         $16,564,290                             $16,270,239
===========================================================================================     ===================================

Tax-equivalent Net Interest Revenue(3)                                 $122,746        2.98%                   $118,848        2.99%
Tax-equivalent Net Interest Revenue to Earning Assets(3)                               3.40                                    3.39
Less tax-equivalent adjustment(1)                                         1,640                                   1,522
-------------------------------------------------------------------------------------------     -----------------------------------
Net Interest Revenue                                                    121,106                                 117,326
Provision for credit losses                                               3,795                                   3,400
Other operating revenue                                                  90,880                                  89,437
Other operating expense                                                 122,127                                 117,379
-------------------------------------------------------------------------------------------     -----------------------------------
Income before taxes                                                      86,064                                  85,984
Federal and state income tax                                             31,080                                  31,236
-------------------------------------------------------------------------------------------     -----------------------------------
Net Income                                                             $ 54,984                                $ 54,748
===========================================================================================     ===================================

Earnings Per Average Common Share Equivalent:
   Net income:
     Basic                                                             $   0.82                                $   0.82
===========================================================================================     ===================================
     Diluted                                                           $   0.82                                $   0.81
===========================================================================================     ===================================

                                                                    Three Months Ended
                                                            -----------------------------------
                                                                     December 31, 2005
                                                            -----------------------------------
                                                              Average      Revenue/      Yield/
                                                              Balance     Expense(1)      Rate
                                                            -----------------------------------
Assets
   Taxable securities(3)                                    $ 4,816,263    $ 53,375        4.44%
   Tax-exempt securities(3)                                     243,521       3,046        5.05
--------------------------------------------------------    -----------------------------------
     Total securities(3)                                      5,059,784      56,421        4.47
--------------------------------------------------------    -----------------------------------
   Trading securities                                            20,595         243        4.68
   Funds sold and resell agreements                              57,656         581        4.00
   Loans(2)                                                   9,005,546     158,387        6.98
     Less reserve for loan losses                               108,998          --          --
--------------------------------------------------------    -----------------------------------
   Loans, net of reserve                                      8,896,548     158,387        7.06
--------------------------------------------------------    -----------------------------------
     Total earning assets(3)                                 14,034,583     215,632        6.12
--------------------------------------------------------    -----------------------------------
   Cash and other assets                                      2,168,128
--------------------------------------------------------    -----------------------------------
     Total assets                                           $16,202,711
========================================================    ===================================

Liabilities and Shareholders' Equity
   Transaction deposits                                     $ 4,821,627    $ 24,075        1.98%
   Savings deposits                                             154,316         292        0.75
   Time deposits                                              4,216,625      40,083        3.77
--------------------------------------------------------    -----------------------------------
     Total interest-bearing deposits                          9,192,568      64,450        2.78
--------------------------------------------------------    -----------------------------------
   Funds purchased and repurchase agreements                  1,812,752      17,914        3.92
   Other borrowings                                           1,049,635      10,807        4.08
   Subordinated debentures                                      296,021       4,683        6.28
--------------------------------------------------------    -----------------------------------
     Total interest-bearing liabilities                      12,350,976      97,854        3.14
--------------------------------------------------------    -----------------------------------
   Demand deposits                                            1,530,504
   Other liabilities                                            814,192
   Shareholders' equity                                       1,507,039
--------------------------------------------------------    -----------------------------------
     Total liabilities and shareholders' equity             $16,202,711
========================================================    ===================================

Tax-equivalent Net Interest Revenue(3)                                     $117,778        2.98%
Tax-equivalent Net Interest Revenue to Earning Assets(3)                                   3.34
Less tax-equivalent adjustment(1)                                             1,392
--------------------------------------------------------    -----------------------------------
Net Interest Revenue                                                        116,386
Provision for credit losses                                                   4,450
Other operating revenue                                                      87,344
Other operating expense                                                     123,903
--------------------------------------------------------    -----------------------------------
Income before taxes                                                          75,377
Federal and state income tax                                                 27,219
--------------------------------------------------------    -----------------------------------
Net Income                                                                 $ 48,158
========================================================    ===================================

Earnings Per Average Common Share Equivalent:
   Net income:
     Basic                                                                 $   0.72
========================================================    ===================================
     Diluted                                                               $   0.72
========================================================    ===================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Report of Management on Financial Statements and Management's Report on Internal Control over Financial Reporting appear within Item 8, "Financial Statements and Supplementary Data." The independent registered public accounting firm, Ernst & Young, LLP, has audited the financial statements included in Item 8 and has issued an audit report on management's assessment of the internal control over financial reporting, which appears therein.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The information set forth under the headings "Election of Directors," "Executive Officers, "Insider Reporting," "Director Nominations," and "Risk Oversight and Audit Committee" in BOK Financial's 2007 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2006 Annual Proxy Statement to Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2007 Annual Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2007 Annual Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans in effect at December 31, 2006. Plans included in the following table consist of the BOKF 1997, 2000, 2001 and 2003 Stock Option Plans, as well as the 2003 Executive Incentive Plan and the BOKF Directors Stock Compensation Plan. The material features of the various stock-based compensation plans are described within Note 13 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein.

                                                                                                         Number of securities
                                                                                                        remaining available for
                                                                                                         future issuance under
                                                  Number of securities to       Weighted-average          equity compensation
                                                  be issued upon exercise      exercise price of           plans (excluding
                                                  of outstanding options,     outstanding options,      securities reflected in
       Plan Category                              warrants, and rights(2)   warrants, and rights(2)      the first column)(2)
       -------------                              -----------------------   -----------------------     -----------------------
       Equity compensation plans
         approved by security holders:
         Stock options                                    3,496,625                  $38.63                    3,355,4211)

         Nonvested common shares                            101,403              Not applicable                  398,597
                                                       ------------                                         ------------

           Sub-total                                      3,598,028                                            3,754,018(1)
       Equity compensation plans not
         approved by security holders                          None                   None                          None

                                                       ------------                                         ------------
       Total                                              3,598,028                                            3,754,018(1)
                                                       ------------                                         ------------

(1) Includes 476,184 shares of common stock which may be awarded pursuant to the BOKF Directors Stock Compensation Plan.

(2)   As of December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information regarding related parties is set forth in Note 14 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the heading "Certain Transactions," "Director Independence" and "Related Party Transaction Review and Approval Process" in BOK Financial's 2007 Annual Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2007 Annual Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

            Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004
            Consolidated Balance Sheets as of December 31, 2006 and 2005 Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
            Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005, and 2004
            Notes to Consolidated Financial Statements
            Annual Financial Summary - Unaudited
            Quarterly Financial Summary - Unaudited
            Reports of Independent Registered Public Accounting Firm

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

      10.4(d)           409A Deferred Compensation Agreement between Stanley A.
                        Lybarger and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4 (d) of Form 8-K filed on January 5, 2005.

      10.4(e)           Guaranty by George B. Kaiser in favor of Stanley A.
                        Lybarger dated March 7, 2005, incorporated by reference to Exhibit 10.4 (e) of Form 10-K for the fiscal year ended December 31, 2004.

      10.4(f) Third Amendment to 1991 Employment Agreement between Stanley A. Lybarger and Bank of Oklahoma, National Association, filed herewith.

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

      10.4.2(a)         409A Deferred Compensation Agreement between Steven G.
                        Bradshaw and BOK Financial Corporation dated December
                        31, 2004, incorporated by reference to Exhibit 10.4.2
                        (a) of Form 8-K filed on January 5, 2005.

      10.4.2(b)         Employment Agreement between BOK Financial and Steven G.
                        Bradshaw dated September 29, 2003, incorporated by reference to Exhibit 10.4.2 (b) of Form 10-K for the fiscal year ended December 31, 2004.

      10.4.3 Amended and Restated Deferred Compensation Agreement (Amended as of December 1, 2003) between William Jeffrey Pickryl and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.3 of Form 10-K for the fiscal year ended December 31, 2003.

      10.4.3(a)         409A Deferred Compensation Agreement between William
                        Jeffrey Pickryl and BOK Financial Corporation dated
                        December 31, 2004, incorporated by reference to Exhibit
                        10.4.3 (a) of Form 8-K filed on January 5, 2005.

      10.4.3(b)         Employment Agreement between BOK Financial and W.
                        Jeffrey Pickryl dated September 29, 2003, incorporated by reference to Exhibit 10.4.3 (b) of Form 10-K for the fiscal year ended December 31, 2004.

      10.4.3(c)         Amendment to Employment Agreement between BOK Financial
                        and W. Jeffrey Pickryl dated August 30, 2004, incorporated by reference to Exhibit 10.4.3 (c) of Form
                        10-K for the fiscal year ended December 31, 2004.

      10.4.3(d)         Supplemental Executive Income Agreement dated December
                        20, 2005 between W. Jeffrey Pickryl and BOK Financial
                        Corporation, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on December 22, 2005.

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

      10.4.5(a)         Employment Agreement between BOK Financial and Dan H.
                        Ellinor dated August 29, 2003, incorporated by reference to Exhibit 10.4.5 (a) of Form 10-K for the fiscal year ended December 31, 2004.

      10.4.5(b)         Deferred Compensation Agreement dated November 28, 2003
                        between Daniel H. Ellinor and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.5 (b) of Form
                        10-K for the fiscal year ended December 31, 2004.

      10.4.6            409A Deferred Compensation Agreement between Mark W.
                        Funke and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.6 of Form 8-K filed on January 5, 2005.

      10.4.6(a)         Amended and Restated Deferred Compensation Agreement
                        (Amended as of December 1, 2003) between Mark W. Funke and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.6 (a) of Form 10-K for the fiscal year ended December 31, 2004.

      10.4.7            409A Deferred Compensation Agreement between Steven E.
                        Nell and BOK Financial Corporation dated December 31, 2004, incorporated by reference to Exhibit 10.4.7 of Form 8-K filed on January 5, 2005.

      10.4.7(a)         Amended and Restated Deferred Compensation Agreement
                        (Amended as of December 1, 2003) between Steven E. Nell and BOK Financial Corporation, incorporated by reference to Exhibit 10.4.7 (a) of Form 10-K for the fiscal year ended December 31, 2004.

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

      10.29 Merger Agreement among BOK Financial Corporation, Park Cities Bancshares, Inc. and CNBT Bancshares, Inc. dated August 18, 2000, incorporated by reference to Exhibit
                        10.29 of Form 10-K for the fiscal year ended December 31, 2000.

      10.30 Merger Agreement among BOK Financial Corporation, Bank of Tanglewood, N.A. and TW Interim Bank dated October 25, 2002, incorporated by reference to Exhibit 2.0 of S-4 Registration Statement No. 333-98685.

      10.31 Remote Outsourcing Services Agreement between Bank of Oklahoma, N.A. and Alltel Information Services, Inc., dated September 1, 2002, incorporated by reference to
                        Exhibit 10.30 of the September 30, 2002 10-Q filed on November 13, 2002.

      10.32 Merger Agreement among BOK Financial Corporation, BOKF Merger Corporation Number Eleven, Colorado Funding Company, Colorado State Bank and Trust and Certain Shareholders of Colorado Funding Company dated July 8, 2003, incorporated by reference to Exhibit 10.32 of Form 10-K for the fiscal year ended December 31, 2003.

      10.33 Merger Agreement between BOK Financial Corporation, BOKF Merger Corporation Number Eight, Valley Commerce Bank, and Valley Commerce Bancorp, Ltd. dated December 20, 2004, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 22, 2004.

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

                                         BOK FINANCIAL CORPORATION


DATE: February 28, 2007                  BY: /s/ George B. Kaiser
      ----------------------------          ------------------------------------
                                             George B. Kaiser
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

                                         OFFICERS


/s/ George B. Kaiser                     /s/ Stanley A. Lybarger
----------------------------------       ---------------------------------------
George B. Kaiser                         Stanley A. Lybarger
Chairman of the Board of Directors       Director, President and Chief
                                         Executive Officer


/s/ Steven E. Nell                       /s/ John C. Morrow
----------------------------------       ---------------------------------------
Steven E. Nell                           John C. Morrow
Executive Vice President and             Senior Vice President and Director of
Chief Financial Officer                  Financial Accounting and Reporting

                                      DIRECTORS

                                      /s/ V. Burns Hargis
----------------------------------    ------------------------------------------
Gregory S. Allen                      V. Burns Hargis

                                      /s/ E. Carey Joullian, IV
----------------------------------    ------------------------------------------
C. Fred Ball, Jr.                     E. Carey Joullian, IV

/s/ Sharon J. Bell                    /s/ Judith Z. Kishner
----------------------------------    ------------------------------------------
Sharon J. Bell                        Judith Z. Kishner

/s/ Peter C. Boylan, III              /s/ Thomas L. Kivisto
----------------------------------    ------------------------------------------
Peter C. Boylan, III                  Thomas L. Kivisto

/s/ Chester Cadieux, III              /s/ David L. Kyle
----------------------------------    ------------------------------------------
Chester Cadieux, III                  David L. Kyle

                                      /s/ Robert J. LaFortune
----------------------------------    ------------------------------------------
William E. Durrett                    Robert J. LaFortune

                                      /s/ Steven J. Malcolm
----------------------------------    ------------------------------------------
Robert G. Greer                       Steven J. Malcolm

/s/ David F. Griffin
----------------------------------    ------------------------------------------
David F. Griffin                      Paula Marshall