Form 10-Q
period 2007-03-31
BOK FINANCIAL CORP ET AL
filed 2007-05-10
CIK 875357

As filed with the Securities and Exchange Commission on May 10, 2007
 =============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2007

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|  Accelerated filer  |_|  Non-accelerated filer  |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes|_| No|X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,225,437 shares of common stock ($.00006 par value) as of April 30, 2007.

 ==============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2007

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                         2
     Market Risk (Item 3)                                                 26
     Controls and Procedures (Item 4)                                     28
     Consolidated Financial Statements - Unaudited (Item 1)               29
     Quarterly Financial Summary - Unaudited (Item 2)                     40
Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  42
     Item 6. Exhibits                                                     42
Signatures                                                                43

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation reported earnings of $52.8 million or $0.78 per diluted share for the first quarter of 2007, compared with net income of $54.7 million or $0.81 per diluted share for the first quarter of 2006. The annualized returns on average assets and shareholders' equity were 1.19% and 12.29%, respectively for the first quarter of 2007, compared with returns of 1.36% and 14.35%, respectively for 2006. Net income for the first quarter of 2006 included $3.3 million or $0.05 per share from net appreciation in the value of mortgage servicing rights due to a significant increase in mortgage commitment rates.

Highlights of the quarter included:

o Average outstanding loans increased 19% and average deposits increased 8% over the first quarter of 2006.

o Net interest revenue grew $11.5 million or 10% over last year's first quarter, 15% annualized over the fourth quarter of 2006.

o Net interest margin was 3.32%, up from 3.25% for the fourth quarter of last year.

o Non-accruing loans and annualized net charge-offs continued to be near historic lows. Increased provision for loan losses is based largely on loan growth; exposure to sub-prime mortgage loans is minimal.

o Fees and commission revenue increased $2.1 million or 2% over the first quarter of 2006; decreased $2.9 million over the preceding quarter.

o Other operating expenses increased $6.9 million or 6% over the first quarter of 2006, excluding changes in the fair value of mortgage servicing rights.

o Debt ratings were upgraded by Moody's Investor Service to A-2/Stable Outlook for BOK Financial and A-1/Stable Outlook for Bank of Oklahoma.

o An agreement was reached to acquire Texas-based, Worth Bancorporation, Inc. for approximately $127 million in cash. As of December 31, 2006, Worth had total assets of $390 million, net loans of $272 million, total deposits of $345 million and five branches in the Fort Worth market.

Net interest revenue grew $11.5 million or 10% over the first quarter of 2006. Average outstanding loan balances increased $1.7 billion or 19% and average deposits increased $931 million or 8%. Net interest margin was 3.32% for the first quarter of 2007 compared with 3.39% for the first quarter of 2006 and 3.25% for the fourth quarter of 2006. The aggregate net loan yield was 8.02%, up from 7.44% for the first quarter of 2006 and unchanged from the preceding quarter. The cost of interest-bearing funds was 4.14% for the first quarter of 2007 compared with 3.43% for the first quarter of 2006 and 4.10% for the fourth quarter of 2006.

Non-accruing loans totaled $31 million or 0.28 % of outstanding loans at March 31, 2007 compared with $32 million or 0.35 % of outstanding loans at March 31, 2006 and $26 million or 0.24% at December 31, 2006. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $134 million or 1.21% of outstanding loans at March 31, 2007, $126 million or 1.38% of outstanding loans at March 31, 2006 and $130 million or 1.22% at December 31, 2006. The provision for credit losses was $6.5 million for the first quarter of 2007, $3.4 million for the same period last year and $6.0 million for the fourth quarter of 2006.

Fees and commission revenue increased $2.1 million or 2% over the first quarter of 2006. Revenue from bank-owned life insurance totaled $2.4 million for the first quarter of 2007 compared with $63 thousand in 2006. Other revenue decreased $3.2 million due primarily to fees earned on margin asset balances. Transaction card revenue and trust fees grew $1.7 million or 9% and $1.1 million or 6%, respectively, over the first quarter of 2006.

Operating expenses increased $6.9 million or 6% over the first quarter of 2006, excluding changes in the value of mortgage servicing. Personnel costs increased $7.5 million due largely to a $5.1 million increase in salaries and wages. All other operating expenses declined by a net $609 thousand or 1% compared with the first quarter of 2006.

The fair value of mortgage servicing rights decreased $1.2 million during the first quarter of 2007. At the same time, the fair value of securities held as an economic hedge of mortgage servicing rights increased $254 thousand for a net pre-tax loss of $910 thousand. Rising interest rates and slowing prepayment speeds during the first quarter of 2006 increased the fair value of mortgage servicing rights $7.1 million and decreased the fair value of securities designated as an economic hedge $1.9 million for a net pre-tax gain of $5.2 million.


Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue increased to $130.9 million for the first quarter of 2007 from $118.8 million for the same period of 2006, due primarily to a $1.7 billion or 19% increase in average outstanding loan principal. Average loan growth was funded by a $931 million or 8% increase in average deposits and a $696 million increase in borrowed funds. Table 1 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets was 3.32% for the first quarter of 2007, compared with 3.39% for the first quarter of 2006 and 3.25% for the fourth quarter of 2006. Yields on average earning assets continued to trend upwards due to rising market interest rates. The yield on average earning assets was 7.02%, up 60 basis points compared with the first quarter of 2006 and 9 basis points over the preceding quarter. The yield on average outstanding loans was 8.02%, up 58 basis points over the first quarter of 2006 and unchanged from the fourth quarter of 2006. The weighted average spread of our commercial loan portfolio over LIBOR funding sources was approximately 245 basis points for the first quarter of 2007 compared with approximately 265 basis points for the first quarter of 2006 and 250 basis points for the fourth quarter of 2006. The tax-equivalent yield on securities was 4.93% for the first quarter of 2007 compared with 4.64% for the first quarter of 2006 and 4.74% for the fourth quarter of 2006.

Rates paid on average interest-bearing liabilities during the first quarter of 2007 increased 71 basis points over the first quarter of 2006 and 4 basis points over the preceding quarter. Rates paid on interest-bearing deposit accounts increased 66 basis points over the first quarter of 2006 and 5 basis points over the fourth quarter of 2006. The cost of other interest-bearing funds increased 73 basis points compared with the same period last year and were unchanged from the preceding quarter at 5.38%. Non-interest bearing funds and changes in the mix of funding sources added 44 basis points to the net interest margin in the first quarter of 2007 compared with 40 basis points for the first quarter of 2006 and 42 basis points for the fourth quarter of 2006.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rates. Approximately 69% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. To help achieve a rate-neutral position, we purchase fixed-rate, mortgage-backed securities, which are funded with short-term wholesale funds. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. The expected duration of these securities is approximately 2.5 years based on a range of interest rate and prepayment assumptions.

We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $807 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which include interest rate swaps designated as fair value hedges, is to position our balance sheet to be neutral to changes in interest rates.
Subsequent to March 31, 2007, we terminated a $150 million notional amount interest rate swap to bring the rate sensitivity of our balance sheet closer to a neutral position. This swap had been designated as a fair value hedge of long-term, fixed rate debt. The $1.4 million fair value adjustment will be recognized as a reduction of interest expense over the remaining life of the debt.

We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, is to position our balance sheet to be neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended
                                                 March 31, 2007 / 2006
                                           -----------------------------------
                                                          Change Due To (1)
                                           -----------------------------------
                                                                     Yield /
                                              Change     Volume       Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                                $   3,886 $     357   $   3,529
  Trading securities                              310       194         116
  Loans                                        46,932    32,573      14,359
  Funds sold and resell agreements                426       401          25
------------------------------------------------------------------------------
Total                                          51,554    33,525      18,029
------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         15,238     5,197      10,041
  Savings deposits                                 34       (29)         63
  Time deposits                                 9,746     2,769       6,977
  Federal funds purchased and
   repurchase agreements                       15,082    10,622       4,460
  Other borrowings                               (909)   (2,680)      1,771
  Subordinated debentures                         288        34         254
------------------------------------------------------------------------------
Total                                          39,479    15,913      23,566
------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          12,075    17,612      (5,537)
Change in tax-equivalent adjustment              (563)
------------------------------------------------------------------------------
Net interest revenue                       $   11,512
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue increased $2.8 million compared with the first quarter of last year. Fees and commission revenue increased $2.1 million or 2%. The remaining increase of $691 thousand was due to changes in gains or losses on assets sold, securities and derivatives.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 42% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the first quarter of 2007. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.

Fees and commissions revenue

Transaction card revenue increased $1.7 million or 9%. ATM network revenue increased $1.2 million or 16% while check card revenue increased $833 thousand or 19% over the first quarter of 2006. Merchant discount fees decreased $385 thousand or 6% compared with the first quarter of 2006. Much of the decrease in merchant discount fees resulted from the loss of one customer's business and was largely offset by a corresponding decrease in transaction processing costs.

Trust fees and commissions increased $1.1 million or 6% for the first quarter of 2007. The fair value of all trust relationships, which is the basis for a significant portion of trust fees increased to $33.3 billion at March 31, 2007 compared with $29.1 billion at March 31, 2006. Personal trust management fees, which provide 34% of total trust fees and commissions increased $607 thousand or 10%. Employee benefit plan management fees, which provide 20% of total trust fees, grew $460 thousand or 14%. Net fees from mutual fund advisory and administrative services increased $238 thousand or 6%. Revenue from the management of oil and gas properties and other real estate, which provide 11% of total trust revenue, were unchanged from the first quarter of 2006.

Trust activities in the Oklahoma, Colorado and Texas markets provided $13.4 million, $2.6 million and $1.7 million, respectively, of total trust fees and commissions during the first quarter of 2007. Trust revenue grew $167 thousand or 1% in the Oklahoma market, $191 thousand or 8% in the Colorado market and $201 thousand or 13% in the Texas market.

Brokerage and trading revenue decreased $74 thousand or 1%. Customer hedging revenue increased $798 thousand or 23% to $4.3 million. Volatility in the energy markets prompted our energy customers to more actively hedge their gas and oil production. Revenue from securities trading activities decreased $677 thousand or 13%. Much of the decrease in trading revenue is attributed to lower demand caused by the flattened yield curve and the effect of disruptions in mortgage lending on customers that purchase securities and derivatives from us to hedge their loan production. Revenue from retail brokerage activities increased $704 thousand or 21% over the same period of 2006. Investment banking fees were down $899 thousand or 67% due to the timing of transaction closings.

Deposit service charges and fees increased $612 thousand or 3% over the first quarter of 2006. Overdraft fees grew $732 thousand or 5% due to increased volume and commercial account fees increased $224 thousand or 3%. Growth in fee revenue was partially offset by a $344 thousand or 20% decrease in service charges on retail accounts due to service-charge free deposit products.

Mortgage banking revenue,  which is discussed more fully in the Line of Business
- Mortgage Banking section of this report decreased $249 thousand or 4% compared with 2006. Servicing revenue totaled $4.2 million for the first quarter of 2007, up $200 thousand or 5% over the same period last year. Net gains on mortgage loans sold totaled $2.3 million, down $449 thousand from the first quarter of 2006.

Changes in the cash surrender value of life insurance provided revenue of $2.4 million in the first quarter of 2007 and $63 thousand in the first quarter of 2006. The Company made a $202 million investment in bank-owned life insurance during the third quarter of 2006.

Other operating revenue included $758 thousand of fees earned on margin assets in the first quarter of 2007 and $2.5 million in the first quarter of 2006. Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $94 million for the first quarter of 2007, compared with $249 million for the first quarter of 2006. Fees earned on average margin assets decreased to 3.28% in the first quarter of 2007 from 4.13% in the first quarter of 2006.

Securities and derivatives

BOK Financial recognized net losses of $563 thousand on securities for the first quarter of 2007, including a $315 thousand other than temporary impairment charge against a security sold shortly after quarter end. Net gains on securities held as an economic hedge of mortgage servicing rights totaled $254 thousand. Securities held as an economic hedge of the mortgage servicing rights are separately identified on the balance sheet as "mortgage trading securities". Mortgage trading securities are carried at fair value; changes in fair value are recognized in earnings as they occur. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. During the first quarter of 2006, BOK Financial recognized net losses of $1.9 million on securities held as an economic hedge of mortgage servicing rights and net gains of $640 thousand on other securities.

Net gains on derivatives totaled $71 thousand for the first quarter of 2007, compared with net losses of $309 thousand in 2006. Net gains or losses on derivatives consist of fair value adjustments of derivatives used to manage interest rate risk and the related hedged liabilities.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                 2007           2006             2006            2006             2006
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   13,282     $   14,382       $   13,078      $   12,597       $   13,356
Transaction card revenue                        20,184         20,224           19,939          19,951           18,508
Trust fees and commissions                      18,995         18,240           17,101          17,751           17,945
Deposit service charges and fees                24,598         25,787           26,322          26,341           23,986
Mortgage banking revenue                         6,540          6,077            6,935           7,195            6,789
Bank-owned life insurance                        2,399          2,346              117              32               63
Other revenue                                    5,990          7,799            9,519          10,037            9,279
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    91,988         94,855           93,011          93,904           89,926
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                     694            252              475            (269)           1,041
Gain (loss) on securities, net                    (563)          (864)           3,718          (2,583)          (1,221)
Gain (loss) on derivatives, net                     71           (520)             379            (172)            (309)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   92,190     $   93,723       $   97,583      $   90,880       $   89,437
--------------------------------------------------------------------------------------------------------------------------


Other Operating Expense

Other operating expense for the first quarter of 2007 totaled $132.5 million, a $15.1 million increase from 2006. The increase in other operating expenses resulted largely from changes in the value of mortgage servicing rights. Depreciation of the fair value of mortgage servicing rights during the first quarter of 2007 increased operating expenses $1.2 million. Appreciation in the value of mortgage servicing rights decreased operating expense by $7.1 million in the first quarter of 2006. Excluding changes in the value of mortgage servicing rights, operating expenses increased $6.9 million or 6% over the first quarter or 2006 due to higher personnel expense.

Personnel expense

Personnel expense totaled $78.7 million for the first quarter of 2007 compared with $71.2 million for the first quarter of 2006. Regular compensation expense which consists primarily of salaries and wages totaled $49.1 million for the first quarter of 2007, up $5.1 million or 12% increase over 2006. The increase in regular compensation expense was due to a 8% increase in average regular compensation per full-time equivalent employee and a 4% increase in average staffing. Growth in average compensation per full-time equivalent employee reflects the cost of hiring top talent to support expansion in the regional markets, product development, and technology.

Incentive compensation expense includes the recognized costs of cash-based commissions, bonus and incentive programs, stock-based compensation plans and deferred compensation plans. Stock-based compensation plans include both equity and liability awards.

Incentive compensation expense totaled $17.0 million for the first quarter of 2007, an increase of $1.8 million or 12% over 2006. First quarter 2007 expense for the Company's various cash-based incentive programs totaled $15.4 million, up $2.8 million over last year. These programs consist primarily of formula-based plans that determine incentive amounts based on pre-established growth criteria. Compensation expense for stock-based compensation plans totaled $1.6 million for the first quarter of 2007 and $2.6 million for the first quarter of 2006. Compensation expense for stock-based compensation plans accounted for as equity awards totaled $2.2 million in the first quarter of 2007, compared with $1.5 million in the first quarter of 2006. Expense for these awards is determined by the award's grant-date fair value and is not affected by subsequent changes in the market value of BOK Financial common stock. Compensation expense for stock-based compensation plans accounted for as liability awards was a net credit of $637 thousand for the first quarter of 2007, compared with $1.1 million expense in 2006. Expense for these liability awards is based on current fair value, including current period changes due to the market value of BOK Financial common stock. The market value of BOK Financial common stock decreased from $54.98 per share at December 31, 2006 to $49.53 per share at March 31, 2007.

Employee benefit expenses totaled $12.6 million for the first quarter of 2007 and $12.0 million for the first quarter of 2006. The increase in benefit costs included $963 thousand due to payroll taxes, partially offset by a $575 thousand decrease in employee insurance costs.

Data processing and communications expense

Data processing and communication expenses were unchanged from the first quarter of 2006. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs increased $350 thousand, or 3% compared with the first quarter of 2006. Transaction card processing costs decreased $371 thousand or 6%, consistent with the decrease in merchant discount revenue.

----------------------------------------------------------------------------------------------------------------------
 Table 3 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2007             2006           2006              2006             2006
                                   ----------------------------------------------------------------------------------
Personnel                          $    78,729     $    78,054     $    74,605      $    72,369      $    71,232
Business promotion                       4,570           5,345           4,401            4,802            4,803
Professional fees and services           4,874           4,734           4,734            4,362            3,914
Net occupancy and equipment             13,206          12,741          13,222           13,199           13,026
Data processing & communications        16,974          16,843          16,931           16,157           16,995
Printing, postage and supplies           3,969           3,774           4,182            4,001            3,905
Net losses and operating
   expenses of repossessed assets          207             167              34               54              219
Amortization of intangible assets        1,136           1,299           1,299            1,359            1,370
Mortgage banking costs                   2,944           3,034           2,869            2,839            3,087
Change in fair value of mortgage
  servicing rights                       1,164            (236)          7,921           (3,613)          (7,081)
Other expense                            4,739           8,236           8,612            6,598            5,909
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   132,512     $   133,991     $   138,810      $   122,127      $   117,379
---------------------------------------------------------------------------------------------------------------------


Income Taxes

Income tax expense was $29.2 million or 36% of book taxable income, compared with $31.2 million or 36% of book taxable income for the first quarter of 2006. We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. FIN 48 established recognition and measurement standards and expanded disclosure requirements for uncertain tax positions. Retained earnings at the beginning of the first quarter were reduced by $609 thousand based on the provisions of FIN 48.


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

Consolidated net income provided by the regional banking unit continued to increase due largely to asset growth. Also, performance by business units that generate deposits for the Company, such as the Oklahoma consumer banking unit and the regional banking unit continued to improve due primarily to internal funds pricing credits. Rising short-term interest rates increased the internal transfer pricing credit provided to units that generate lower-costing funds for the Company. Losses in Funds Management and Other was due primarily to the transfer pricing credit provided to operating units that generate lower-costing funds for the Company and the provision for credit losses in excess of actual net charge-offs during the quarter. The Mortgage Banking unit's contribution to consolidated net income decreased due to changes in the net fair value of mortgage servicing rights.

During the first quarter of 2007, activities in the Kansas City market were transferred from Oklahoma Corporate Banking to Regional Banking. Operating results for the first quarter of 2006 have been restated for this change.


-------------------------------------------- --------------------------------
Table 4 - Net Income by Line of Business
(In thousands)                                Three months ended March 31,
                                                   2007             2006
                                             ---------------- ---------------
Regional banking                               $ 24,905         $ 22,298
Oklahoma corporate banking                       18,045           18,098
Mortgage banking                                     46            3,144
Oklahoma consumer banking                         9,461            8,467
Wealth management                                 7,355            7,759
-------------------------------------------- ---------------- ---------------
    Subtotal                                     59,812           59,766
Funds management and other                       (7,019)          (5,018)
-------------------------------------------- ---------------- ---------------
     Total                                     $ 52,793         $ 54,748
-------------------------------------------- ---------------- ---------------


Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, the Oklahoma Corporate Banking Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes TransFund, our electronic funds transfer network. The Oklahoma Corporate Banking Division contributed $18.0 million or 34% to consolidated net income for the first quarter of 2007. This compares to $18.1 million or 33% of consolidated net income for 2006. Average loans attributed to the Oklahoma Corporate Banking Division were $4.4 billion for the first quarter of 2007, compared with $4.1 billion for the first quarter of 2006. Deposits attributed to Oklahoma Corporate Banking averaged $2.1 billion for the first quarter of 2007, up 19% over last year. Increased average loans and deposits combined to increase net interest revenue $1.5 million or 4%. Other operating revenue decreased $340 thousand or 2%. A $1.2 million or 18% increase in ATM processing fees was offset by lower revenue on operating leases, merchant discount fees and letter of credit fees. Operating expenses increased $684 thousand or 2%. Personnel expense increased $1.2 million or 15% due to growth in both regular salaries and incentive compensation. Non-personnel operating expenses, including allocations for shared services, decreased $562 thousand.

Table 5 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                              Three months ended March 31,
                                          ----------------------------------
                                                 2007              2006
                                             ------------- --- -------------
NIR (expense) from external sources       $      61,131     $      58,618
NIR (expense) from internal sources             (23,127)          (22,066)
                                             -------------     -------------
Net interest revenue                             38,004            36,552

Other operating revenue                          21,030            21,370
Operating expense                                28,151            27,467
Net loans charged off                             1,331               834
Net income                                       18,045            18,098

Average assets                            $   5,786,800     $   5,099,312
Average economic capital                        425,580           382,380

Return on assets                                    1.26%           1.44%
Return on economic capital                         17.20%          19.19%
Efficiency ratio                                   47.69%          47.42%


Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division ("BOk Mortgage") and BOSC's retail brokerage division. Consumer banking activities outside of Oklahoma are included in the Regional Banking division. The Oklahoma Consumer Banking Division contributed $9.5 million or 18% to consolidated net income for the first quarter of 2007. This compares to $8.5 million or 15% of consolidated net income for 2006. Net interest revenue, which consisted primarily of credits for funds provided to the funds management unit increased $2.0 million or 13%. Average deposits attributed to this Division increased $156 million, or 6% compared with last year. The value to the Company of these lower-costing retail deposits continues to increase as short-term interest rates rise. Operating revenue increased $624 thousand or 4% over last year. Check card fees increased $604 thousand or 19% and overdraft charges increased $447 thousand or 4%. Other service charges on retail deposit accounts were down $232 thousand or 20% due to service charge free deposit products. Operating expenses increased $842 thousand or 4%. Personnel expense grew $465 thousand or 6% while non-personnel expenses and allocations for shared services increased $377 thousand. The Oklahoma Consumer Banking Division opened two new branch offices in the first quarter of 2007.

Table 6 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                            Three months ended March 31,
                                       ----------------------------------
                                              2007              2006
                                          -------------     -------------
NIR (expense) from external sources    $     (20,152)    $     (13,438)
NIR (expense) from internal sources           38,215            29,459
                                          -------------     -------------
Net interest revenue                          18,063            16,021

Other operating revenue                       17,879            17,255
Operating expense                             20,175            19,333
Net loans charged off                            261               133
Net income                                     9,461             8,467

Average assets                         $   2,929,035     $   2,768,947
Average economic capital                      65,700            55,780

Return on assets                                 1.31%           1.24%
Return on economic capital                      58.40%          61.56%
Efficiency ratio                                56.13%          58.10%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities provided net income of $46 thousand in the first quarter of 2007, compared with $3.1 million in the first quarter of 2006.

Mortgage banking activities consist of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. Mortgage loan commitment rates were largely unchanged during the first quarter of 2007 and increased significantly during the first quarter of 2006.

Loan Production Sector

Loan production revenue totaled $2.2 million for the first quarter of 2007, including $2.3 million of capitalized mortgage servicing rights and a $40 thousand net loss on loans sold. Loan production revenue totaled $3.0 million for the first quarter of 2006, including $2.8 million of capitalized mortgage servicing rights. Mortgage loans funded in the first quarter of 2007 totaled $215 million, including $177 million of loans funded for resale and $38 million of loans funded for retention by affiliates. Mortgage loans funded in the same period of 2006 totaled $183 million. Approximately 62% of the loans funded during the first quarter of 2007 was to borrowers in Oklahoma. Loan production activities resulted in net pre-tax income of $223 thousand for the first quarter of 2007 and pre-tax income of $160 thousand for the first quarter of 2006. The pipeline of mortgage loan applications totaled $267 million at March 31, 2007, compared with $199 million at December 31, 2006 and $268 million at March 31, 2006.

Loan Servicing Sector

The loan servicing sector had a net pre-tax loss of $871 thousand for the first quarter of 2007 compared to a net pre-tax profit of $4.5 million for the same period of 2006. Average mortgage commitment rates were largely unchanged during the first quarter of 2007. The fair value of mortgage servicing rights decreased $1.2 million during the first quarter of 2007. At the same time, the fair value of securities held as an economic hedge of the servicing rights increased $254 thousand.

During the first quarter of 2006, the fair value of mortgage servicing rights appreciated $7.1 million due to a 28 basis point increase in average mortgage commitment rates and a slow-down in housing turnover. Appreciation in the value of servicing rights was partially offset by a $1.9 million decrease in the fair value of securities held as an economic hedge.

Servicing revenue, which is included in mortgage banking revenue on the Consolidated Statements of Earnings, totaled $4.2 million for the first quarter of 2007 and $4.0 million for the first quarter of 2006. The average outstanding balance of loans serviced for others was $4.4 billion during 2007 compared to $4.0 billion during 2006. Annualized servicing revenue per outstanding loan principal was 38 basis points for the first quarter of 2007, compared with 40 basis points for the first quarter last year.

In addition to changes in the fair value of mortgage servicing rights due to anticipated prepayments and other factors, the fair value of mortgage servicing rights decreased $2.6 million and $2.7 million during the first quarters of 2007 and 2006, respectively, due to actual runoff of the underlying loans serviced.

Table 7 -  Mortgage Banking
 (Dollars in Thousands)
                                                 Three months ended March 31,
                                             ----------------------------------
                                                    2007              2006
                                                ------------- --- -------------
NIR (expense) from external sources          $       7,815     $       4,782
NIR (expense) from internal sources                 (6,952)           (4,230)
                                                -------------     -------------
Net interest revenue                                 2,349             2,835
Other operating revenue                              4,940             4,363
Operating expense                                    7,098             7,669
Change in fair value of mortgage servicing
   rights                                            1,164            (7,081)
Gains (losses) on financial instruments, net           254            (1,861)
Net income                                              46             3,144

Average assets                               $     621,835     $     446,436
Average economic capital                            23,360            22,390

Return on assets                                       0.03%           2.86%
Return on economic capital                             0.80%          56.95%
Efficiency ratio                                      87.07%          98.95%

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

At March 31, 2007, financial instruments with a fair value of $132 million and a net unrealized loss of $69 thousand were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At March 31, 2007, the pre-tax results of this modeling on reported earnings were:

Table 8 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights    $    3,295       $   (4,943)
Fair value of hedging instruments              (3,565)           3,470
                                          ----------------- ----------------
   Net                                     $     (270)      $   (1,473)
                                          ----------------- ----------------


Table 8 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $3.3 million while a 50 basis point decrease is expected to reduce value by $4.9 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

Modeling changes in value of the mortgage servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates used to determine the present value of future cash flows. It also assumes a stable relationship between assumed loan prepayments and actual prepayments of our loans. Changes in market conditions can increase or decrease the discount spread over benchmark rates expected by investors in mortgage servicing rights and actual prepayment speeds may increase or decrease due to factors other than changes in interest rates. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.


Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including banking, fiduciary and brokerage services. Clients include affluent individuals, businesses, not-for-profit organizations and governmental agencies. Wealth management services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Wealth management services are provided to clients in Colorado through our Regional Banking line of business. Additionally, wealth management includes a nationally competitive, self-directed 401(k) program and administration and advisory services to the American Performance family of mutual funds. Activities within the Wealth Management unit also include retail sales of mutual funds, securities and annuities, institutional sales of securities, bond underwriting and other financial advisory services and customer risk management programs.

Wealth Management contributed $7.4 million or 14% to consolidated net income for the first quarter of 2007. This compared to $7.8 million or 14% of consolidated net income for the first quarter of 2006. Trust and private financial services provided $5.9 million of net income in the first quarter of 2007, up $398 thousand or 7% over last year. Net income provided by brokerage and trading activities totaled $1.4 million, down $828 thousand compared with the first quarter of 2006.

Net interest revenue for the Wealth Management unit increased $2.4 million or 36% over the first quarter of 2006. Lower funding costs related to margin assets held as part of our customer derivatives programs increased the net interest margin by $1.4 million. However, this was largely offset by a $1.3 million reduction in margin fees, which are included in operating revenue. The remaining $942 thousand increase in net interest revenue was due to growth in loans and deposits held by private financial services.

In addition to the decrease in operating revenue due to margin fees, investment banking revenue declined $898 thousand compared with the first quarter of 2006 due to the timing of transaction closings. This decrease in revenue was partially offset by trust and retail brokerage fees, which increased $801 thousand and $647 thousand, respectively.

Trust fees and commissions totaled $16.3 million for the first quarter of 2007 and $15.5 million for the first quarter of 2006. At March 31, 2007 and 2006, the wealth management line of business was responsible for trust assets with aggregate market values of $30.6 billion and $26.6 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $11.3 billion of trust assets at March 31, 2007 compared with $9.5 billion at March 31, 2006.

Trading fees and commissions, which are also included in operating revenue, totaled $12.4 million, up $473 thousand or 4% over last year. Customer trading revenue increased $656 thousand due largely to volatility in energy prices. This revenue growth was offset by a $891 million decrease in securities trading profits due to the flat yield curve and a slow-down in the mortgage market. Retail brokerage fees increased $647 thousand or 19%.

Operating expenses totaled $26.9 million for the first quarter of 2007, a $1.7 million or 7% increase over 2006. Personnel costs rose $1.5 million or 9% due primarily to higher costs in trust and brokerage and trading.

Table 9 -  Wealth Management
 (Dollars in Thousands)
                                             Three months ended March 31,
                                         ----------------------------------
                                                2007              2006
                                            -------------     -------------
NIR (expense) from external sources      $       4,525     $       2,464
NIR (expense) from internal sources              4,286             4,038
                                            -------------     -------------
Net interest revenue                             8,811             6,502

Other operating revenue                         30,170            31,385
Operating expense                               26,930            25,191
Net income                                       7,355             7,759

Average assets                           $   1,691,212     $   1,876,539
Average economic capital                       145,740           137,060

Return on assets                                   1.76%           1.68%
Return on economic capital                        20.47%          22.96%
Efficiency ratio                                  69.08%          66.49%


Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A. and Bank of Kansas City, N.A. in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust, N.A. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $24.9 million or 47% to consolidated net income during the first quarter of 2007. This compares with $22.3 million or 41% of consolidated net income for the same period in 2006. Growth in net income contributed by the regional banks came primarily from operations in Texas. Net income from Texas operations increased $1.2 million or 9% compared with the same period of 2006. In addition, net income for 2007 in Colorado, New Mexico and Arizona increased $787 thousand, $288 thousand and $352 thousand, respectively. Net income in Arkansas increased $161 thousand from last year.

Net income from Texas operations totaled $13.9 million for the first quarter of 2007, up $1.2 million or 9% over last year. Net interest revenue grew $3.3 million or 9%. Average loans increased $460 million, or 21% from the first quarter of 2006. The growth in average earning assets was funded by a $148 million increase in average deposits and borrowings from the funds management unit. Operating expenses increased $1.4 million or 7% due to personnel costs. Three retail banking locations were opened in the Dallas area during the first quarter of 2007.

Net income from operations in Colorado was $4.2 million for the first quarter of 2007, compared with $3.4 million for the first quarter of 2006. Net interest revenue increased $1.9 million or 22% due primarily to a $516 million increase in average earning assets. Average loans increased $232 million while average funds provided to the funds management unit increased $251 million. Average deposits increased $237 million or 37% in the Colorado market. Other operating revenue grew $274 thousand or 9% due primarily to trust fees and commissions. At March 31, 2007 and 2006, Colorado regional banking was responsible for trust assets with aggregate fair values of $2.7 billion and $2.5 billion, respectively, under various fiduciary arrangements. We have sole or joint discretionary authority over $1.0 billion of trust assets at March 31, 2007, compared with $960 million at March 31, 2006. Operating expenses increased $786 thousand or 13% including a $405 thousand or 13% increase in personnel costs.

Net income from New Mexico operations increased $288 thousand or 6%. Net interest revenue was up $696 thousand or 6% over the first quarter of 2006. Average loans increased $96 million or 16%. Average deposits in the New Mexico market increased $58 million, or 6%. Operating expenses increased $242 thousand or 3% due to personnel costs.

Outstanding loans attributed to the Arizona market averaged $477 million for the first quarter of 2007, up $265 million from the first quarter of 2006's average of $212 million. Deposits averaged $119 million for the first quarter of 2007 and $108 million for the first quarter of 2006. Loan growth was funded by borrowings from the funds management unit. Net interest revenue was up $1.5 million or 48% due to loan growth. Operating expenses increased $1.1 million or 43%. Personnel costs were up $856 thousand as we continue to build a commercial banking presence in Phoenix and Tucson. We also opened our first retail branch in Tucson during the first quarter of 2007.

During the first quarter of 2007, we acquired the charter for Bank of Kansas City to start full-service banking operations in Missouri. Previously, our full-service banking rights were restricted to Kansas City, Kansas. We now have two full-service banking locations in the Kansas City market. Average loans attributed to the Kansas City market were $149 million for the first quarter of 2007, up $81 million or 120% over the same period of 2006.


Table 10 -  Bank of Texas
 (Dollars in Thousands)
                                            Three months ended March 31,
                                        ----------------------------------
                                               2007              2006
                                           -------------     -------------
NIR (expense) from external sources     $      45,307     $      39,012
NIR (expense) from internal sources            (7,199)           (4,182)
                                           -------------     -------------
Net interest revenue                           38,108            34,830

Other operating revenue                         6,285             5,463
Operating expense                              21,711            20,283
Net loans charged off                           1,145               401
Net income                                     13,903            12,745

Average assets                          $   3,956,383     $   3,545,802
Average economic capital                      302,990           216,710
Average invested capital                      470,070          383,790

Return on assets                                  1.43%           1.46%
Return on economic capital                       18.61%          23.85%
Return on average invested capital               11.99%          13.47%
Efficiency ratio                                 48.91%          50.34%


Table 11 -  Bank of Albuquerque
 (Dollars in Thousands)
                                              Three months ended March 31,
                                          ----------------------------------
                                                 2007              2006
                                             -------------     -------------
NIR (expense) from external sources       $      17,711     $      15,674
NIR (expense) from internal sources              (5,226)           (3,885)
                                             -------------     -------------
Net interest revenue                             12,485            11,789

Other operating revenue                           3,925             3,887
Operating expense                                 7,314             7,072
Net loans charged off                               131                59
Net income                                        5,508             5,221

Average assets                            $   1,538,373     $   1,472,386
Average economic capital                         90,190            76,150
Average invested capital                        109,280           95,240

Return on assets                                    1.45%           1.44%
Return on economic capital                         24.77%          27.81%
Return on average invested capital                 20.44%          22.23%
Efficiency ratio                                   44.57%          45.11%

Table 12 - Bank of Arkansas
 (Dollars in Thousands)
                                               Three months ended March 31,
                                          ----------------------------------
                                                 2007              2006
                                             -------------     -------------
NIR (expense) from external sources       $       3,441     $       2,289
NIR (expense) from internal sources              (1,391)             (719)
                                             -------------     -------------
Net interest revenue                              2,050             1,570

Other operating revenue                             334               253
Operating expense                                 1,041               857
Net loans charged off                               142                43
Net income                                          725               564

Average assets                            $     282,367     $     196,070
Average economic capital                         19,620            13,400
Average invested capital                         19,620           13,400

Return on assets                                    1.04%           1.17%
Return on economic capital                         14.99%          17.07%
Return on average invested capital                 14.99%          17.07%
Efficiency ratio                                   43.67%          47.01%

Table 13 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                              Three months ended March 31,
                                         ----------------------------------
                                                2007              2006
                                            -------------     -------------
NIR (expense) from external sources      $      17,410     $      11,550
NIR (expense) from internal sources             (7,031)           (3,025)
                                            -------------     -------------
Net interest revenue                            10,379             8,525

Other operating revenue                          3,187             2,913
Operating expense                                6,747             5,961
Net loans charged off / (recovered)                 74               (46)
Net income                                       4,161             3,374

Average assets                           $   1,557,792     $   1,037,770
Average economic capital                        85,780            60,210
Average invested capital                       127,760          102,190

Return on assets                                   1.08%           1.32%
Return on economic capital                        19.67%          22.73%
Return on average invested capital                13.21%          13.39%
Efficiency ratio                                  49.73%          52.12%

Table 14 - Bank of Arizona
 (Dollars in Thousands)
                                              Three months ended March 31,
                                          ----------------------------------
                                                 2007              2006
                                             -------------     -------------
NIR (expense) from external sources       $       9,557     $       4,685
NIR (expense) from internal sources              (4,982)           (1,590)
                                             -------------     -------------
Net interest revenue                              4,575             3,095

Other operating revenue                             184               165
Operating expense                                 3,636             2,551
Net loans charged off                                 -                 4
Net income                                          686               334

Average assets                            $     552,591     $     295,158
Average economic capital                         39,470            16,820
Average invested capital                         56,120           33,470

Return on assets                                    0.50%           0.46%
Return on economic capital                          7.05%           8.05%
Return on average invested capital                  4.96%           4.05%
Efficiency ratio                                   76.40%          78.25%


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

The amortized cost of available for sale securities totaled $4.9 billion at March 31, 2007 and $4.8 billion at December 31, 2006. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage backed securities as part of our overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
2.5 years at March 31, 2007 and 2.6 years at December 31, 2006. Management estimates that the effective duration of the mortgage-backed securities portfolio would extend to 3.4 years assuming a 300 basis point immediate rate shock.

Net unrealized losses on available for sale securities totaled $69 million at March 31, 2007 compared with net unrealized losses of $97 million at December 31, 2006. The decrease in net unrealized losses during the quarter was due primarily to falling interest rates. The aggregate gross amount of unrealized losses at March 31, 2007 was $83 million, down $108 million from the previous quarter's end. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. Management does not believe that any of the unrealized losses are due to credit quality concerns. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

Bank-Owned Life Insurance

During the third quarter of 2006, the Company purchased $202 million in bank-owned life insurance. This investment is expected to provide a long-term source of earnings to support existing employee benefit obligations. Substantially all of the funds are held in separate accounts and invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. The cash surrender value of the policies, including the value of the stable value wrap, was $208 million at March 31, 2007. In addition to investment in the separate accounts, $8 million of the $202 million amount invested paid taxes on the insurance premiums. These taxes will be recovered over a ten-year period. At March 31, 2007, a $7 million receivable was recorded based on the present value of the taxes.

Loans

The aggregate loan portfolio at March 31, 2007 totaled $11.1 billion, a $427 million or 16% annualized increase since December 31, 2006. Commercial loans increased $233 million or 15% annualized and commercial real estate increased $104 million or 17% annualized. Mortgage and consumer loans increased $72 million and $17 million, respectively.


---------------------------------------------------------------------------------------------------------------------
Table 15 - Loans
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2007             2006           2006             2006            2006
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,781,224    $   1,763,180   $   1,538,651   $   1,514,353    $   1,367,400
  Services                               1,596,844        1,555,141       1,432,156       1,405,060        1,358,194
  Wholesale/retail                       1,015,229          932,531         894,608         879,203          850,013
  Manufacturing                            622,329          609,571         598,424         541,592          519,100
  Healthcare                               642,876          602,273         572,911         546,595          534,091
  Agriculture                              309,439          321,380         299,901         292,022          284,277
  Other commercial and industrial          474,415          424,808         340,925         360,493          325,746
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   6,442,356        6,208,884       5,677,576       5,539,318        5,238,821
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        925,762          889,925         826,077         789,991          686,400
  Multifamily                              249,080          239,000         253,141         228,781          205,755
  Other real estate loans                1,375,805        1,317,615       1,245,941       1,304,164        1,212,805
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,550,647        2,446,540       2,325,159       2,322,936        2,104,960
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,318,291        1,256,259       1,242,193       1,211,448        1,177,337
  Residential mortgages held for sale       75,011           64,625          58,031          54,026           40,299
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,393,302        1,320,884       1,300,224       1,265,474        1,217,636
---------------------------------------------------------------------------------------------------------------------

Consumer                                   756,989          739,495         702,947         666,740          640,542
---------------------------------------------------------------------------------------------------------------------
  Total                              $  11,143,294    $  10,715,803   $  10,005,906   $   9,794,468    $   9,201,959
---------------------------------------------------------------------------------------------------------------------


The commercial loan portfolio totaled $6.4 billion at March 31, 2007. Energy loans totaled $1.8 billion or 16% of total loans. Outstanding energy loans increased $18 million, or 4% annualized, during the first quarter of 2007. Approximately $1.5 billion of loans in the energy portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The services sector of the portfolio totaled $1.6 billion, or 14% of the Company's total outstanding loans. Loans in this sector of the portfolio increased $42 million or 11% annualized since December 31, 2006. The services sector consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.1 billion of the services sector is made up of loans with balances of less than $10 million.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 15.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The outstanding principal balances of these loans totaled $1.4 billion at March 31, 2007 and December 31, 2006. Substantially all of these loans were to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 25% of the shared national credits, based on dollars committed. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.6 billion or 23% of the loan portfolio at March 31, 2007. Construction and land development loans totaled $926 million, up $36 million or 16% annualized over December 31, 2006. Construction and land development included $718 million of loans secured by single family residential lots and premises, up $19 million from the previous quarter's end. The major components of other commercial real estate loans were office buildings - $424 million and retail facilities - $370 million.

Residential mortgage loans, excluding mortgage loans held for sale, included $397 million of home equity loans, $445 million of loans held for business relationship purposes, $310 million of adjustable rate mortgages and $158 million of loans held for community development. We have no concentration in sub-prime residential mortgage loans. Consumer loans included $492 million of indirect automobile loans. Indirect auto loans have increased $29 million since December 31, 2006. Approximately $393 million of these loans were purchased from dealers in Oklahoma and $99 million was purchased from dealers in Arkansas. Growth during the quarter included $19 million from indirect lending activities in Arkansas and $10 million in Oklahoma.

Table 16 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans by Principal Market Area
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2007             2006           2006             2006            2006
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,377,819    $   3,261,592   $   3,078,849   $   3,119,736    $   2,981,660
   Commercial real estate                  895,585          979,251         968,267         995,953          925,703
   Residential mortgage                    945,147          896,567         878,390         854,723          847,517
   Residential mortgage held for sale       75,011           64,625          58,031          54,026           40,299
   Consumer                                509,787          512,032         502,622         479,508          468,920
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,803,349    $   5,714,067   $   5,486,159   $   5,503,946    $   5,264,099
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $   1,797,262    $   1,722,627   $   1,557,361   $   1,548,545    $   1,420,860
   Commercial real estate                  721,207          670,635         639,327         669,698          604,413
   Residential mortgage                    216,087          213,801         212,114         212,987          200,957
   Consumer                                105,604           95,652          80,836          84,212           87,669
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   2,840,160    $   2,702,715   $   2,489,638   $   2,515,442    $   2,313,899
                                    ---------------------------------------------------------------------------------
New Mexico:
   Commercial                        $     424,539    $     411,272   $     387,164   $     334,984    $     348,930
   Commercial real estate                  279,203          257,079         219,966         237,020          228,955
   Residential mortgage                     77,800           75,159          76,858          73,281           68,810
   Consumer                                 11,493           13,256          13,899          13,404           13,820
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     793,035    $     756,766   $     697,887   $     658,689    $     660,515
                                    ---------------------------------------------------------------------------------
Arkansas:
   Commercial                        $      96,084    $      95,483   $      89,849   $      80,539    $      74,423
   Commercial real estate                   97,190           94,395          91,158          87,080           80,529
   Residential mortgage                     21,825           23,076          21,923          15,067           13,069
   Consumer                                103,662           86,017          67,206          51,166           33,548
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     318,761    $     298,971   $     270,136   $     233,852    $     201,569
                                    ---------------------------------------------------------------------------------
Colorado:
   Commercial                        $     457,758    $     451,046   $     353,657   $     299,380    $     267,928
   Commercial real estate                  199,736          193,747         170,081         155,453          134,771
   Residential mortgage                     15,501           15,812          17,656          21,113           20,383
   Consumer                                 17,746           26,591          32,647          31,939           31,487
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     690,741    $     687,196   $     574,041   $     507,885    $     454,569
                                    ---------------------------------------------------------------------------------
Arizona:
   Commercial                        $     120,351    $      96,453   $      76,013   $      63,019    $      52,274
   Commercial real estate                  316,661          207,035         196,286         153,870          120,262
   Residential mortgage                     41,731           31,280          34,772          33,913           26,270
   Consumer                                  8,654            5,947           5,737           6,511            5,098
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     487,397    $     340,715   $     312,808   $     257,313    $     203,904
                                    ---------------------------------------------------------------------------------
Kansas:
   Commercial                        $     168,543    $     170,411   $     134,683   $      93,115    $      92,746
   Commercial real estate                   41,065           44,398          40,074          23,862           10,327
   Residential mortgage                        200              564             480             364              331
   Consumer                                     43                -               -               -                -
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $     209,851    $     215,373   $     175,237   $     117,341    $     103,404
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  11,143,294    $  10,715,803   $  10,005,906   $   9,794,468    $   9,201,959
                                    ---------------------------------------------------------------------------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.3 billion and standby letters of credit which totaled $517 million at March 31, 2007. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (FAS 157") as of January 1, 2007. FAS 157 established a single authoritative definition of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. It also nullified EITF guidance that prohibited recognition of gains at inception for derivative transactions whose fair value is estimated by modeling.

Beginning January 1, 2007, the fair value of customer derivative assets and liabilities fully reflects the discounted cash flows based on forward curves, volatilities, credit risks and other market-observable inputs. Changes in the net fair values of customer derivative contracts are a component of Brokerage and Trading Revenue. Retained earnings were charged $1.1 million for effect of the initial adoption of FAS 157 on the fair value of customer derivative assets and liabilities.

The customer derivative programs create credit risk for potential amounts due from customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

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

Derivative contracts are carried at fair value. At March 31, 2007, the fair value of derivative contracts reported as assets under these programs totaled $219 million. This included energy contracts with fair values of $179 million, interest rate contracts with fair values of $25 million and foreign exchange contracts with fair values of $13 million. The aggregate fair values of derivative contracts reported as liabilities totaled $230 million. Approximately 97% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 3% was with dealer counterparties. The maximum net exposure to any single customer or counterparty totaled $35 million.


Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $114 million at March 31, 2007, compared with $109 million at December 31, 2006 and $104 million at March 31, 2006. These amounts represented 1.03%, 1.03% and 1.14% of outstanding loans, excluding loans held for sale, at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 365% of outstanding balance of non-accruing loans at March 31, 2007, compared with 420% at December 31, 2006 and 323% at March 31, 2006. Non-accruing loans totaled $31 million at March 31, 2007, compared with $26 million at December 31, 2006 and $32 million at March 31, 2006. Net loans charged off during the first quarter of 2007 totaled $3.1 million, up from $2.8 million in the preceding quarter and $1.6 million for the first quarter of 2006.

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


------------------------------------------------------------------------------------------------------------------------------
Table 17 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                                   2007             2006           2006            2006             2006
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     109,497     $     105,465   $     104,525  $     104,143    $     103,876
   Loans charged off:
      Commercial                                    3,123             2,202           4,550          2,523            1,242
      Commercial real estate                           30                87               -              -                -
      Residential mortgage                            124               465             230            363              207
      Consumer                                      3,110             3,113           3,319          2,995            2,700
------------------------------------------------------------------------------------------------------------------------------
      Total                                         6,387             5,867           8,099          5,881            4,149
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                    1,471             1,853           1,985            720              847
      Commercial real estate                           41                 5             276              6               40
      Residential mortgage                            189                25              19             20               97
      Consumer                                      1,567             1,196           1,523          1,339            1,580
------------------------------------------------------------------------------------------------------------------------------
      Total                                         3,268             3,079           3,803          2,085            2,564
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               3,119             2,788           4,296          3,796            1,585
Provision for loan losses                           7,993             6,820           5,236          4,178            1,852
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     114,371     $     109,497   $     105,465  $     104,525    $     104,143
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      20,890     $      21,757   $      21,739  $      22,122    $      20,574
Provision for off-balance sheet credit losses      (1,493)             (867)             18           (383)           1,548
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      19,397     $      20,890   $      21,757  $      21,739    $      22,122
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       6,500     $       5,953   $       5,254  $       3,795    $       3,400
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans
    outstanding at period-end (1)                    1.03%             1.03%           1.06%          1.07%            1.14%
Net charge-offs (annualized)
    to average loans (1)                             0.12              0.11            0.18           0.16             0.07
Total provision for credit losses
    (annualized) to average loans (1)                0.24              0.23            0.22           0.16             0.15
Recoveries to gross charge-offs                     51.17             52.48           46.96          35.45            61.80
Reserve for loan losses as a multiple of
    net charge-offs (annualized)                     9.17x             9.82x           6.14x          6.88x           16.43x
Reserve for off-balance sheet credit
    losses to off-balance sheet credit commitments   0.34%             0.36%           0.40%          0.41%            0.36%
Combined reserves for credit losses to
    loans outstanding at period-end (1)              1.21              1.22            1.28           1.30             1.38
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At March 31, 2007, specific impairment reserves totaled $2.4 million on total impaired loans of $24 million. Required specific impairment reserves were $1.7 million at December 31, 2006.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The ranges of potential losses for the more significant factors were:

                                            March 31, 2007                    December 31, 2006
General economic conditions            $4.2 million to $8.4 million      $5.2 million to $9.1 million
Concentration in large loans           $1.4 million to $2.8 million      $1.4 million to $2.8 million

The provision for credit losses totaled $6.5 million for the first quarter of 2007, compared with $6.0 million for the fourth quarter of 2006 and $3.4 million for the first quarter of 2006. Factors considered in determining the provision for credit losses included continued growth in outstanding loans and increases in net losses and non-accruing loans during the quarter.


Nonperforming Assets

Information regarding nonperforming assets, which totaled $41 million at March 31, 2007 and $36 million at December 31, 2006, is presented in Table 18. Nonperforming assets included non-accrual loans and excluded loans 90 days or more past due but still accruing interest. Non-accrual loans totaled $31 million at March 31, 2007 and $26 million at December 31, 2006. Newly identified non-accruing loans totaled $9.6 million during the first quarter of 2007.
Non-accruing loans decreased $2.2 million for loans charged off or foreclosed, and $930 thousand for cash payments received. Loans past due but still accruing at March 31, 2007 included $15.1 million from one matured loan whose renewal is pending due to administrative matters.


----------------------------------------------------------------------------------------------------------------------
Table 18 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,      Sept. 30,    June 30,      March 31,
                                                     2007           2006          2006         2006          2006
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    14,218   $    10,737    $    15,061  $    15,087   $    17,073
   Commercial real estate                             6,832         4,771          3,540        4,369         6,444
   Residential mortgage                               9,920        10,325          7,889        7,604         8,057
   Consumer                                             364           222          3,986        3,916           655
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            31,334        26,055         30,476       30,976        32,229
----------------------------------------------------------------------------------------------------------------------
Renegotiated loans                                      964         1,111          1,064            -             -
Other nonperforming assets                            8,414         8,486          9,322        8,257         8,196
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    40,712   $    35,652    $    40,862  $    39,233   $    40,425
----------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        365.01%       420.25%        346.06%      337.44%       323.13%
 Combined reserves for credit
    losses to nonaccrual loans                      426.91        500.43         417.45       407.62        391.77
 Nonaccrual loans to period-end loans (2)             0.28          0.24           0.31         0.32          0.35
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    20,623   $     5,945     $    5,076   $    9,630   $     3,919
----------------------------------------------------------------------------------------------------------------------
(1)  Includes residential mortgages
     guaranteed by agencies of the U.S.
     Government.                               $     1,728   $     2,233    $     1,784  $     2,310   $     1,595
(2) Excludes residential mortgage loans held for sale.
----------------------------------------------------------------------------------------------------------------------


The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in the Nonperforming Assets table. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $27 million at

March 31, 2007 and $22 million at December 31, 2006. Potential problem loans by primary industry included healthcare - $11 million, residential home construction - $7 million, other real estate loans - $5 million, services - $2 million and manufacturing - $2 million.

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

Total deposits averaged $12.1 billion for the first quarter of 2007, up $255 million, or 9% annualized compared with average deposits in the fourth quarter of 2006. Average commercial deposits increased $156 million or 16% annualized primarily due to a $117 million increase in Oklahoma. Average deposits attributed to consumer banking increased $52 million. Consumer deposits in Colorado and New Mexico increased $29 million and $14 million, respectively. Average deposits attributed to trust and private financial services increased $38 million or 10% annualized. Average deposits attributed to mortgage banking, which consisted primarily of escrow funds, decreased $19 million due to the timing of property tax payments.

Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $5.8 billion for the first quarter of 2007, an annualized increase of 12% over the fourth quarter of 2006. Average core deposits comprised 48% of total deposits for the first quarter of 2007. Deposit accounts with balances in excess of $100,000 averaged $5.1 billion or 42% of total average deposits, unchanged from the preceding quarter. Average public funds increased $81 million or 56% annualized from seasonal changes based on the timing of tax receipts.

The distribution of deposit accounts among our principal markets is shown in Table 19.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Deposits by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2007            2006            2006             2006            2006
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     877,623   $      915,101   $     868,502   $     908,034    $     950,582
   Interest-bearing:
     Transaction                         3,481,859        3,456,322       3,001,774       2,732,312        2,937,228
     Savings                                92,678           83,017          83,442          88,218           93,093
     Time                                2,556,423        2,595,890       2,621,522       2,662,770        2,623,352
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                6,130,960        6,135,229       5,706,738       5,483,300        5,653,673
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   7,008,583   $    7,050,330   $   6,575,240   $   6,391,334    $   6,604,255
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     602,315   $      640,159   $     582,014   $     638,157    $     551,411
   Interest-bearing:
     Transaction                         1,701,382        1,688,131       1,671,993       1,530,491        1,455,856
     Savings                                24,558           24,074          25,888          26,370           27,827
     Time                                  682,292          829,255         736,316         717,027          726,530
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,408,232        2,541,460       2,434,197       2,273,888        2,210,213
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,010,547   $    3,181,619   $   3,016,211   $   2,912,045    $   2,761,624
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     126,111   $      124,088   $     144,138   $     147,307    $     159,125
   Interest-bearing:
     Transaction                           464,569          432,342         434,521         410,166          408,160
     Savings                                17,972           16,417          16,804          16,860           17,805
     Time                                  485,662          490,460         481,993         494,426          483,428
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  968,203          939,219         933,318         921,452          909,393
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,094,314   $    1,063,307   $   1,077,456   $   1,068,759    $   1,068,518
                                    ---------------------------------------------------------------------------------
Arkansas:
   Demand                            $      10,980   $       12,589   $      11,914   $      11,521    $      11,629
   Interest-bearing:
     Transaction                            21,762           17,905          19,504          20,577           26,675
     Savings                                 1,029            1,010           1,058           1,072            1,051
     Time                                   54,687           57,446          61,966          69,418           73,082
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   77,478           76,361          82,528          91,067          100,808
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      88,458   $       88,950   $      94,442   $     102,588    $     112,437
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      39,821   $       48,756   $      38,264   $      45,214    $      56,419
   Interest-bearing:
     Transaction                           314,506          328,254         275,714         245,504          258,801
     Savings                                12,092           12,632          13,037          13,786           16,315
     Time                                  502,880          485,200         421,841         379,239          309,068
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  829,478          826,086         710,592         638,529          584,184
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     869,299   $      874,842   $     748,856   $     683,743    $     640,603
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      29,461   $       39,352   $      62,234   $      73,696    $      55,421
   Interest-bearing:
     Transaction                            67,364           73,729          74,786          67,841           57,400
     Savings                                 1,367            1,978           2,408           2,702            3,380
     Time                                   10,018            6,574           4,549           4,077            4,608
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   78,749           82,281          81,743          74,620           65,388
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     108,210   $      121,633   $     143,977   $     148,316    $     120,809
                                    ---------------------------------------------------------------------------------
Kansas:
   Demand                            $         325   $           14   $          -    $           -    $          -
   Interest-bearing:
     Transaction                               670              287              -                -               -
     Savings                                    11                2              -                -               -
     Time                                   28,166            5,721              -                -               -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   28,847            6,010              -                -               -
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $      29,172   $        6,024   $          -    $           -    $          -
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $  12,208,583   $   12,386,705   $  11,656,182   $  11,306,785    $  11,308,246
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain banks that expires in December 2010. There was no outstanding principal balance on this credit agreement at March 31, 2007. Interest is based on LIBOR plus a defined margin that is determined by the Company's credit rating or a base rate. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.375%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at March 31, 2007.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $130 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $55 million under this policy.

Equity capital for BOK Financial totaled $1.8 billion at March 31, 2007, up $65 million during the quarter. Retained earnings, net income less cash dividends provided $43 million of the increase. Accumulated other comprehensive losses decreased $17 million due primarily to a reduction in net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $7.6 million during the first quarter of 2007.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase programs may be suspended or discontinued at any time without prior notice. During the first quarter of 2007, the Company repurchased 25,000 common shares at an average price of $50.24 per share. The Company may repurchase 1.7 million common shares in the future under this program.

Cash dividends of $10.1 million or $0.15 per common share were paid during the first quarter of 2007. On April 24, 2007 the Board of Directors approved quarterly cash dividend of $0.20 per common share. The dividend will be payable on or about May 30 to shareholders of record on May 15, 2007.

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

Subsequent to March 31, 2007, the Company's Board of Directors authorized Bank of Oklahoma to issue up to $250 million of subordinated debt. The proceeds of this debt, which qualifies as Tier 2 regulatory capital, will be used to fund the Worth Bancorporation acquisition and continued asset growth.

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definition of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 20.

--------------------------------------------------------------------------------------------------------------------
Table 20 - Capital Ratios                    March 31,       Dec. 31,      Sept. 30,      June 30,      March 31,
                                               2007            2006           2006          2006          2006
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.71%           9.67%          9.62%          9.49%         9.51%
Risk-based capital:
  Tier 1 capital                               9.97            9.78           9.99          10.00         10.16
  Total capital                               11.76           11.58          12.07          12.14         12.41
Leverage                                       8.95            8.79           8.88           8.74          8.60

Off-Balance Sheet Arrangements

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price over the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The final anniversary date of this guarantee is October 25, 2007. The maximum annual number of shares subject to this guarantee is 210,069. The price guarantee is non-transferable and non-cumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guarantee. The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on March 31, 2007 was $49.53 per share.

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

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to position the balance sheet to be neutral to interest rate changes. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 2.5 years based on a range of interest rate and prepayment assumptions.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. During the first quarter of 2007, net interest revenue was reduced by $2.8 million from periodic settlements of these contracts. Net interest revenue was decreased by $2.3 million from periodic settlements of these contracts in the first quarter of 2006. These contracts are carried on the balance sheet at fair value and changes in fair value are reporting in income as derivatives gains or losses. A net gain of $71 thousand was recognized in the first quarter of 2007 compared to a net loss of $ 309 thousand in same period of 2006 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from interest rate swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

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

The results of our interest rate sensitivity analysis, as presented in Table 21, indicate that over the past year, the Company has shifted from being slightly asset sensitive to slightly liability sensitive. This means that rising interest rates will modestly increase the cost of our interest-bearing liabilities by more than they will increase the yield on our earning assets. We believe that this shift is due to an increase in the frequency of which deposit customers will switch account types or financial institutions as interest rates rise.

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

Table 21 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                      200 bp Increase                200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2007         2006            2007          2006             2007         2006
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $ (4,733)     $  6,413         $ 1,407     $   (4,174)       $   1,404      $  3,889
                                      (0.8)%         1.2%            0.2%          (0.8)%            0.2%          0.7%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- ------------

Trading Activities

BOK Financial enters into trading activities both as an intermediary for customers and for its own account. As an intermediary, BOK Financial will take positions in securities, generally mortgage-backed securities, government agency securities, and municipal bonds. These securities are purchased for resale to customers, which include individuals, corporations, foundations and financial institutions. BOK Financial will also take trading positions in U.S. Treasury securities, mortgage-backed securities, municipal bonds, corporate debt and financial futures for its own account. These positions are taken with the objective of generating trading profits. Both of these activities involve interest rate risk.

A variety of methods are used to manage the interest rate risk of trading activities. These methods include daily marking of all positions to market value, independent verification of inventory pricing, and position limits for each trading activity. Hedges in either the futures or cash markets may be used to reduce the risk associated with some trading programs.

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At March 31, 2007, the VAR was $652 thousand. The greatest value at risk during the quarter was $974 thousand.


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

------------------------------------------------------------- ----- ----------- --- --------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                         Three Months Ended
                                                                              March 31,
                                                                       2007             2006
                                                                    ----------- --- --------------
Interest Revenue
Loans                                                            $    212,825    $    165,927
Taxable securities                                                     57,594          55,046
Tax-exempt securities                                                   3,028           2,209
------------------------------------------------------------- ----- ----------- --- --------------
   Total securities                                                    60,622          57,255
------------------------------------------------------------- ----- ----------- --- --------------
Trading securities                                                        464             164
Funds sold and resell agreements                                          665             239
------------------------------------------------------------- ----- ----------- --- --------------
   Total interest revenue                                             274,576         223,585
------------------------------------------------------------- ----- ----------- --- --------------
Interest Expense
Deposits                                                               97,872          72,854
Borrowed funds                                                         42,663          28,490
Subordinated debentures                                                 5,203           4,915
------------------------------------------------------------- ----- ----------- --- --------------
   Total interest expense                                             145,738         106,259
------------------------------------------------------------- ----- ----------- --- --------------
Net Interest Revenue                                                  128,838         117,326
Provision for Credit Losses                                             6,500           3,400
------------------------------------------------------------- ----- ----------- --- --------------
Net Interest Revenue After Provision for Credit Losses                122,338         113,926
------------------------------------------------------------- ----- ----------- --- --------------
Other Operating Revenue
Brokerage and trading revenue                                          13,282          13,356
Transaction card revenue                                               20,184          18,508
Trust fees and commissions                                             18,995          17,945
Deposit service charges and fees                                       24,598          23,986
Mortgage banking revenue                                                6,540           6,789
Bank-owned life insurance                                               2,399              63
Other revenue                                                           5,990           9,279
------------------------------------------------------------- ----- ----------- --- --------------
Total fees and commissions                                             91,988          89,926
------------------------------------------------------------- ----- ----------- --- --------------
Gain on sales of assets                                                   694           1,041
Loss on securities, net                                                  (563)         (1,221)
Gain (loss) on derivatives, net                                            71            (309)
------------------------------------------------------------- ----- ----------- --- --------------
Total other operating revenue                                          92,190          89,437
------------------------------------------------------------- ----- ----------- --- --------------
Other Operating Expense
Personnel                                                              78,729          71,232
Business promotion                                                      4,570           4,803
Professional fees and services                                          4,874           3,914
Net occupancy and equipment                                            13,206          13,026
Data processing and communications                                     16,974          16,995
Printing, postage and supplies                                          3,969           3,905
Net losses and operating expenses of repossessed  assets                  207             219
Amortization of intangible assets                                       1,136           1,370
Mortgage banking costs                                                  2,944           3,087
Change in fair value of mortgage servicing rights                       1,164          (7,081)
Other expense                                                           4,739           5,909
------------------------------------------------------------- ----- ----------- --- --------------
Total other operating expense                                         132,512         117,379
------------------------------------------------------------- ----- ----------- --- --------------
Income Before Taxes                                                    82,016          85,984
Federal and state income tax                                           29,223          31,236
------------------------------------------------------------- ----- ----------- --- --------------
Net Income                                                       $     52,793    $     54,748
------------------------------------------------------------- ----- ----------- --- --------------

Earnings Per Share:
------------------------------------------------------------- ----- ----------- --- --------------
   Basic                                                         $      0.79     $       0.82
------------------------------------------------------------- ----- ----------- --- --------------
   Diluted                                                       $      0.78     $       0.81
------------------------------------------------------------- ----- ----------- --- --------------

Average Shares Used in Computation:
------------------------------------------------------------- ---- ------------ --- --------------
   Basic                                                           67,085,310       66,715,396
------------------------------------------------------------- ---- ------------ --- --------------
   Diluted                                                         67,574,671       67,260,659
------------------------------------------------------------- ---- ------------ --- --------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                    March 31,      December 31,        March 31,
                                                                      2007             2006               2006
                                                                  --------------------------------------------------
                                                                   (Unaudited)     (Footnote 1)         (Unaudited)
Assets
Cash and due from banks                                        $      559,264    $      775,376    $      610,563
Funds sold and resell agreements                                       13,988            21,950            25,720
Trading securities                                                     46,079            37,076            26,055
Securities:
  Available for sale                                                4,434,600         4,293,938         4,771,401
  Available for sale securities pledged to creditors                  351,716           361,123                 -
  Investment (fair value:  March 31, 2007 - $235,406;
    December 31, 2006 - $246,608;
    March 31, 2006 - $232,468)                                        241,436           248,689           237,224
  Mortgage trading securities                                         131,524           162,837            64,704
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,159,276         5,066,587         5,073,329
--------------------------------------------------------------------------------------------------------------------
Loans                                                              11,143,294        10,715,803         9,201,959
Less reserve for loan losses                                         (114,371)         (109,497)         (104,143)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            11,028,923        10,606,306         9,097,816
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           193,244           188,041           177,959
Accrued revenue receivable                                            111,782           118,236           102,759
Intangible assets, net                                                257,350           258,060           261,652
Mortgage servicing rights, net                                         68,120            65,946            68,608
Real estate and other repossessed assets                                8,414             8,486             8,196
Bankers' acceptances                                                    3,093            43,613            35,315
Derivative contracts                                                  220,120           284,239           401,444
Cash surrender value of bank-owned life insurance                     214,730           212,230             7,658
Receivable on unsettled securities trades                              45,873                 -                 -
Other assets                                                          227,820           373,478           403,695
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   18,158,076    $   18,059,624    $   16,300,769
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,686,636    $    1,780,059    $    1,784,587
Interest-bearing deposits:
  Transaction                                                       6,052,112         5,996,970         5,144,120
  Savings                                                             149,707           139,130           159,471
  Time                                                              4,320,128         4,470,546         4,220,068
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   12,208,583        12,386,705        11,308,246
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,511,210         2,348,516         1,622,185
Other borrowings                                                      852,118           593,731           833,114
Subordinated debentures                                               298,819           297,800           294,130
Accrued interest, taxes and expense                                   108,524           104,752            92,495
Bankers' acceptances                                                    3,093            43,613            35,315
Due on unsettled security transactions                                      -           107,420             2,142
Derivative contracts                                                  236,775           298,679           419,776
Other liabilities                                                     153,006           157,386           127,931
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         16,372,128        16,338,602        14,735,334
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized;
  shares issued and outstanding: March 31, 2007 - 68,944,949;
  December 31, 2006 - 68,704,575; March 31, 2006 - 68,214,101)              4                 4                 4
Capital surplus                                                       699,488           688,861           666,800
Retained earnings                                                   1,208,418         1,166,994         1,038,859
Treasury stock (shares at cost: March 31, 2007 -  1,717,899;
  December 31, 2006 - 1,636,825;
  March 31, 2006 - 1,331,064)                                         (65,639)          (61,393)          (45,915)
Accumulated other comprehensive loss                                  (56,323)          (73,444)          (94,313)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,785,948         1,721,022         1,565,435
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   18,158,076    $   18,059,624    $   16,300,769
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                                            Accumulated
                          Preferred Stock    Common Stock      Other                           Treasury Stock
                       ------------------------------------ Comprehensive  Capital Retained --------------------
                         Shares   Amount    Shares   Amount     Loss       Surplus Earnings   Shares    Amount     Total
                       ----------------------------------------------------------------------------------------------------
Balances at
  December 31, 2005           -   $   -     67,905    $ 4    $ (67,811)   $ 656,579 $990,422   1,202  $(40,040) $1,539,154
Effect of implementing
   FAS 156, net of
   income taxes               -       -          -      -            -            -      383       -         -         383
Comprehensive income:
  Net income                  -       -          -      -            -            -   54,748       -         -       54,748
  Other comprehensive
     income, net of tax (1)   -       -          -      -      (26,502)           -        -       -         -      (26,502)
                                                                                                                 ----------
    Comprehensive income                                                                                             28,246
                                                                                                                 ----------
Treasury stock purchase       -        -         -        -         -          -          -       61    (2,759)     (2,759)
Exercise of stock options     -        -       309        -         -      7,554          -       68    (3,116)      4,438
Tax benefit on exercise of
   stock options              -        -         -        -         -      1,140          -        -         -       1,140
Stock-based compensation      -        -         -        -         -      1,527          -        -         -       1,527
Cash dividends on
  common stock                -        -         -        -         -          -     (6,694)       -         -      (6,694)
---------------------------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2006            -   $    -    68,214   $    4  $(94,313) $ 666,800 $1,038,859    1,331  $(45,915) $1,565,435
---------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2006           -   $    -    68,705   $    4  $(73,444) $ 688,861 $1,166,994    1,637  $(61,393) $1,721,022
Effect of implementing
   FAS 157, net of
   income taxes               -        -         -        -         -          -       (679)       -         -        (679)
Effect of
   implementing FIN 48        -         -        -        -         -          -       (609)       -         -        (609)
Comprehensive income:
   Net income                 -         -        -        -          -         -     52,793        -         -       52,793
   Other comprehensive
    income, net of tax (1)    -         -        -        -     17,121         -          -        -         -       17,121
                                                                                                                 ----------
    Comprehensive income                                                                                             69,914
                                                                                                                 ----------
Treasury stock purchase       -         -        -        -          -         -          -       25    (1,256)      (1,256)
Exercise of stock options     -         -      240        -          -     7,424          -       56    (2,990)       4,434
Tax benefit on exercise
   of stock options           -         -        -        -          -     1,039          -        -         -        1,039
Stock-based compensation      -         -        -        -          -     2,164          -        -         -        2,164
Cash dividends on
   common stock               -         -        -        -          -         -    (10,081)       -         -      (10,081)
---------------------------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2007            -    $    -   68,945   $    4  $ (56,323)$ 699,488 $1,208,418    1,718  $(65,639) $1,785,948
---------------------------------------------------------------------------------------------------------------------------

(1)                                              March 31, 2007     March 31, 2006
Changes in other comprehensive loss:
  Unrealized gains (losses) on securities             $ 25,673   $       (42,660)
  Unrealized gains (losses) on cash flow hedges            363              (187)
  Tax (expense) benefit on unrealized
    (gains) losses                                      (9,277)           15,567
  Reclassification adjustment for losses
    realized and included in net income                    563             1,221
  Reclassification adjustment for tax
    benefit on realized losses                            (201)             (443)
                                                --------------------------------------
Net change in other comprehensive loss           $      17,121    $      (26,502)
                                                --------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                        Three Months Ended March 31,
                                                                              ---------------------------------------------
                                                                                      2007                      2006
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $     52,793            $     54,748
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                          6,500                   3,400
  Change in fair value of mortgage servicing rights                                    1,164                  (7,081)
  Unrealized (gains) losses from derivatives                                          (4,370)                  3,358
  Tax benefit on exercise of stock options                                            (1,039)                 (1,140)
  Change in bank-owned life insurance                                                 (2,499)                   (102)
  Stock-based compensation                                                             1,535                   2,536
  Depreciation and amortization                                                        9,555                  10,652
  Net accretion of securities discounts and premiums                                     899                  (1,060)
  Net gain on sale of assets                                                          (2,532)                 (2,469)
  Mortgage loans originated for resale                                              (166,724)               (162,905)
  Proceeds from sale of mortgage loans held for resale                               152,612                 176,147
  Change in trading securities, including mortgage trading securities                 22,666                  (7,422)
  Change in accrued revenue receivable                                                (4,258)                 (2,885)
  Change in other assets                                                              96,241                  11,879
  Change in accrued interest, taxes and expense                                        3,772                   1,416
  Change in other liabilities                                                        (69,384)                (13,996)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             96,931                  65,076
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   13,978                  10,828
  Proceeds from maturities of available for sale securities                          240,519                 173,249
  Purchases of investment securities                                                  (6,765)                 (2,983)
  Purchases of available for sale securities                                        (814,351)               (271,202)
  Proceeds from sales of available for sale securities                               469,223                  36,576
  Loans originated or acquired net of principal collected                           (392,604)               (149,739)
  Proceeds from derivative asset contracts                                            32,500                   2,340
  Net change in other investment assets                                                8,108                     410
  Proceeds from disposition of assets                                                 42,098                  75,196
  Acquisition of bank charter                                                           (425)                      -
  Purchases of assets                                                                (15,933)                (12,828)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             (423,652)               (138,153)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           (27,704)               (189,080)
  Net change in time deposits                                                       (148,705)                122,605
  Net change in other borrowings                                                     421,081                  63,090
  Payments on derivative liability contracts                                         (27,628)                 (1,754)
  Net change in derivative margin accounts                                            44,760                  25,339
  Change in amount receivable (due) on unsettled security transactions              (153,293)                 (6,287)
  Issuance of preferred, common and treasury stock, net                                4,434                   4,438
  Tax benefit on exercise of stock options                                             1,039                   1,140
  Repurchase of common stock                                                          (1,256)                 (2,759)
  Dividends paid                                                                     (10,081)                 (6,694)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            102,647                  10,038
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (224,074)                (63,039)
Cash and cash equivalents at beginning of period                                     797,326                 699,322
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    573,252            $    636,283
---------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $    146,637            $    105,085
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $      1,546            $      6,440
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $        925            $        957
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

The financial information should be read in conjunction with BOK Financial's 2006 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2006 have been derived from BOK Financial's 2006 Form 10-K.

Newly Adopted and Pending Accounting Policies

BOK Financial adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (FAS 157") as of January 1, 2007. FAS 157 established a single authoritative definition of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. It also nullified EITF guidance that prohibited recognition of gains at inception for derivative transactions whose fair value is estimated by modeling.

Beginning January 1, 2007, the fair value of customer derivative assets and liabilities fully reflects the discounted cash flows based on forward curves, volatilities, credit risks and other market-observable inputs. Changes in the net fair values of customer derivative contracts are a component of Brokerage and Trading Revenue. Retained earnings were charged $679 thousand for the after-tax effect of the initial adoption of FAS 157 on the fair value of customer derivative assets and liabilities. FAS 157 did not have a significant effect on other fair value measurements in the Company's financial statements.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective January 1, 2007. FIN 48 requires that an uncertain tax position must be more likely than not of being upheld upon audit by the taxing authority for the benefit to be recognized. The benefit of uncertain tax positions that do not meet this criterion may not be recognized. In addition, FIN 48 requires that the amount of tax benefit that may be recognized for uncertain positions that meet the recognition criterion shall consider the amounts and probabilities of outcomes that could be realized upon settlement. BOK Financial recognized a $609 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, total unrecognized tax benefits were $12.6 million, including the amount recognized in retained earnings. These unrecognized tax benefits, if recognized in the future, could affect the effective tax rate. Interest and penalties accrued related to unrecognized tax benefits are included in income tax expense. As of January 1, 2007, the Company had $2 million total interest and penalties accrued. Federal statute remains open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") during the first quarter of 2007. The purpose of FAS 159 is to increase the use of fair value measurements in financials statements and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 permits financial statement issuers an option to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on assets and liabilities measured at fair value are reported in earnings. The option to measure eligible assets and liabilities is applied on an instrument

-by-instrument basis, is irrevocable and is applied to the entire instrument. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and may be adopted as of a fiscal year that begins on or before November 15, 2007, subject to certain conditions. The Company expects to adopt FAS 159 as required on January 1, 2008. The effect of FAS 159 on the Company's financial statements has not yet been determined.

(2) Acquisitions

During the first quarter of 2007, the Company reached an agreement to acquire Texas-based Worth Bancorporation, Inc. for approximately $127 million in cash. As of December 31, 2006, Worth had total assets of $390 million, net loans of $272 million, total deposits of $345 million and five branches in the Fort Worth market. The acquisition is expected to close on or about May 31, 2007.

Also during the first quarter of 2007, the Company paid approximately $425 thousand to acquire a charter for Bank of Kansas City in order to begin full-service banking operations in Missouri. Previously, the Company's full-service banking rights were restricted to Kansas City, Kansas. The Company currently has two full-service banking locations in the Kansas City market.

(3) Fair Value Measurements

Fair value measurements as of March 31, 2007 are as follows (in thousands):

                                                           Quoted Prices
                                                             in Active        Significant
                                                            Markets for          Other         Significant
                                                             Identical         Observable     Unobservable
                                                Total       Instruments          Inputs          Inputs
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                           $46,079        17,385          $28,694
    Available for sale securities              4,786,316        28,204        4,758,112
    Mortgage trading securities                  131,524                        131,524
    Mortgage servicing rights                     68,120                                       68,120 (1)
    Derivative contracts                         220,120                        220,120

   Liabilities:
    Hedged certificates of deposit               349,424                        349,424
    Derivative contracts                         236,775                        236,775

(1) A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 5, Mortgage Banking Activities.


The fair value of assets and liabilities based on significant other observable inputs are generally provided to us by third-party pricing services and are based on one or more of the following:

o Quoted prices for similar, but not identical, assets or liabilities in active markets;

o Quoted prices for identical or similar assets or liabilities in inactive markets;

o Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credits risks and default rates;

o    Other inputs derived from or corroborated by observable market inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values.

No fair value measurements of significant assets or liabilities measured on a non-recurring basis were made during the first quarter of 2007. Assets measured on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments and goodwill, which is based on significant unobservable inputs.


(4) Derivatives

The fair values of derivative contracts at March 31, 2007 are as follows (in thousands):

                                                  Assets      Liabilities
                                              ----------- --- ------------
   Customer Risk Management Programs:
         Interest rate contracts                 $24,959         $27,923
         Energy contracts                        178,512         187,167
         Cattle contracts                          2,311           2,202
         Foreign exchange contracts               12,640          12,641
         CD options                                  237             237
--------------------------------------------- ----------- --- ------------
     Total Customer Derivatives                  218,659         230,170

   Interest Rate Risk Management Programs          1,461           6,605
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts                 $220,120        $236,775
--------------------------------------------- ----------- --- ------------

(5) Mortgage Banking Activities

At March 31, 2007, BOK Financial owned the rights to service 55,385 mortgage loans with outstanding principal balances of $5.0 billion, including $531 million serviced for affiliates. The weighted average interest rate and remaining term was 6.14% and 277 months, respectively.

In the first quarter of 2007, the Company paid approximately $3.6 million to acquire the rights to service approximately $270 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

For the three months ended March 31, 2007 and 2006, mortgage banking revenue includes servicing fee income of $4.2 million and $4.0 million, respectively.

In 2006, BOK Financial implemented Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets." Upon implementation, an initial adjustment of the mortgage servicing rights to fair value of approximately $351 thousand, net of income taxes, was recognized as an increase to retained earnings and certain securities designated as an economic hedge of mortgage servicing rights were transferred from the available for sale classification to trading.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the three months ending March 31, 2007 is as follows (in thousands):

                                               Capitalized Mortgage Servicing Rights
                                             ------------------------------------------
                                               Purchased      Originated      Total
                                             --------------- ------------ -------------

Balance at December 31, 2006                 $    12,813   $    53,133   $    65,946
Additions, net                                     3,614         2,349         5,963
Change in fair value due to loan runoff             (600)       (2,025)       (2,625)
Change in fair value due to market changes            66        (1,230)       (1,164)
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at  March 31, 2007 (1)               $    15,893   $    52,227   $    68,120
-------------------------------------------- -- ---------- -- ---------- -- -----------

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:


                                                             March 31, 2007        December 31, 2006
                                                        ---------------------     --------------------
Discount rate - risk-free rate plus a market premium             10.02%                   9.91%

Prepayment rate - based upon loan interest rate,
  original term and loan type                                 9.2% - 17.4%             8.7% - 18.0%

Loan servicing costs - annually per loan based upon
  loan type                                                    $41 - $58                $41 - $58

Escrow earnings rate - indexed to rates paid on deposit
  accounts with comparable average life                         5.40%                     5.49%

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at March 31, 2007 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                     $ 15,276           $ 35,766         $13,582      $3,496       $68,120
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced (1) $ 1,000,000       $  2,305,400       $ 912,500    $212,900    $4,430,800
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $531 million for loans serviced for affiliates and $49 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(6)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2007                2006
                                           --------------     ---------------
Proceeds                                $      469,223     $       36,576
Gross realized gains                               944                714
Gross realized losses                           (1,761)            (1,935)
Related federal and state income
   tax expense (benefit)                          (291)              (444)


(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized no periodic pension cost during three months ended March 31, 2007. During the three months ended March 31, 2006, net periodic pension cost was approximately $1.8 million.

The Company made no Pension Plan contributions during the first quarter of 2007 and 2006.

Management has been advised that no minimum contribution will be required for 2007. The maximum allowable contribution for 2007 has not yet been determined.


(8) Shareholders' Equity

On April 24, 2007, the Board of Directors of BOK Financial Corporation approved a $0.20 per share quarterly common stock dividend. The quarterly dividend will be payable on or about May 30, 2007 to shareholders of record on May 15, 2007.

(9)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                                        Three Months Ended March 31,
                                                                    ----------------------------------
                                                                          2007            2006
                                                                    ----------------------------------
Numerator:
   Net income                                                            $  52,793       $  54,748
------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted average          67,085,310      66,715,396
     shares
   Effect of dilutive potential common shares:
     Employee stock compensation plans (1)                                 489,361         545,263
------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share - adjusted weighted
   average shares and assumed conversions                               67,574,671      67,260,659
------------------------------------------------------------------------------------------------------
Basic earnings per share                                                   $  0.79         $  0.82
------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                 $  0.78         $  0.81
------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise prices greater
    than current market price.                                             771,442       1,598,709


(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2007 is as follows (in thousands):

                                       Net            Other           Other
                                    Interest        Operating       Operating       Net Income        Average
                                     Revenue       Revenue(1)        Expense                          Assets
                                   ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments       $      134,385  $       91,071  $      125,928   $      59,812  $   19,097,755
Unallocated items:
   Tax-equivalent adjustment             2,085               -               -           2,085               -
   Funds management and other           (7,632)          1,611           6,584         (9,104)      (1,157,797)
                                   ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated      $      128,838  $       92,682  $      132,512   $      52,793  $   17,939,958
                                   ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2006 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      119,897  $       90,285  $      110,064   $      59,766  $   16,806,596
Unallocated items:
   Tax-equivalent adjustment                        1,522               -               -           1,522               -
   Funds management and other                      (4,093)            682           7,315                        (536,357)
                                                                                                 (6,540)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      117,326  $       90,967  $      117,379   $      54,748  $   16,270,239
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

(11)  Contingent Liabilities

AXIA Investment Management, Inc. ("AXIA"), a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the American Performance Funds ("AP Funds"). AP Funds is a diversified, open-ended investment company established in 1987 as a business trust under the Investment Company Act of 1940 (the "1940 Act"). AP Fund's products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 98% of AP Fund's assets of $3.4 billion are held for BOK Financial's clients.

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

On May 4, 2007, the AP Funds demanded AXIA and/or BISYS refund to the AP Funds $8.1 million (with interest) and reimburse the expenses of the AP Funds'
investigation of this matter (which expenses are in excess of $1 million) or justify the appropriateness of $8.1 million of marketing arrangement expenditures. The AP Funds have further indicated that the foregoing demand was in respect of the period from 1997 to 2004, and that it may seek further reimbursement from AXIA and/or BISYS for periods before 1997. BOK Financial has examined the expenditures procured by AXIA pursuant to the questioned marketing arrangements and has paid or tendered for payment $1.7 million for expenses which were or could be argued to have been improperly charged to the marketing arrangements. Otherwise, BOK Financial believes the AP Funds demand on AXIA is without merit.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.


(12) Financial Instruments with Off-Balance Sheet Risk

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

As of March 31, 2007, outstanding commitments and letters of credit were as follows (in thousands):

                                               March 31,
                                                2007
                                            --------------
Commitments to extend credit                $ 5,260,750
Standby letters of credit                       516,538
Commercial letters of credit                     12,946

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2007                            December 31, 2006
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,802,768   $    57,595       4.86%    $   4,745,619   $    56,264       4.69%
  Tax-exempt securities (3)                     322,202         4,802       6.09           318,969         4,435       5.52
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,124,970        62,397       4.93         5,064,588        60,699       4.74
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             29,613           519       7.11            22,668           322       5.64
  Funds sold and resell agreements               55,674           665       4.84            39,665           546       5.46
  Loans (2)                                  10,893,163       213,080       7.93        10,361,841       207,322       7.94
    Less reserve for loan losses                113,379             -         -            108,377             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      10,779,784       213,080       8.02        10,253,464       207,322       8.02
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 15,990,041       276,661       7.02        15,380,385       268,889       6.93
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,949,917                                  2,158,647
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  17,939,958                              $  17,539,032
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   6,100,117   $    46,367       3.08 %   $   5,768,216   $    43,411       2.99 %
  Savings deposits                              143,101           364       1.03           139,796           365       1.04
  Time deposits                               4,420,390        51,141       4.69         4,417,427        51,781       4.65
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         10,663,608        97,872       3.72        10,325,439        95,557       3.67
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,640,485        33,565       5.16         2,584,354        33,736       5.18
  Other borrowings                              668,078         9,098       5.52           586,743         8,128       5.50
  Subordinated debentures                       297,806         5,203       7.09           298,427         5,225       6.95
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      14,269,977       145,738       4.14        13,794,963       142,646       4.10
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,397,874                                  1,481,455
  Other liabilities                             530,659                                    566,128
  Shareholders' equity                        1,741,448                                  1,696,486
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
      equity                              $  17,939,958                              $  17,539,032
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    130,923       2.88%                    $    126,243        2.83%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.32                                         3.25
   Less tax-equivalent adjustment (1)                           2,085                                      1,965
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          128,838                                    124,278
Provision for credit losses                                     6,500                                      5,953
Other operating revenue                                        92,190                                     93,723
Other operating expense                                       132,512                                    133,991
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            82,016                                     78,057
Federal and state income tax                                   29,223                                     27,472
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    52,793                                $    50,585
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.79                                $      0.76
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.78                                $      0.75
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

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2006                         June 30, 2006                          March 31, 2006
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,694,588  $    54,589       4.63%  $   4,783,280   $    56,632       4.75% $   4,862,313  $    55,046       4.60%
        306,170        4,187       5.43         273,305         3,485       5.12        262,124        3,465       5.36
-------------------------------------------------------------------------------------------------------------------------
      5,000,758       58,776       4.68       5,056,585        60,117       4.77      5,124,437       58,511       4.64
-------------------------------------------------------------------------------------------------------------------------
         21,721          226       4.13          23,672           287       4.86         16,722          209       5.07
         51,518          649       5.00          32,048           407       5.09         21,181          239       4.58
      9,813,602      197,665       7.99       9,472,309       181,269       7.68      9,164,706      166,148       7.35
        106,474            -         -          106,048             -         -         105,135            -         -
-------------------------------------------------------------------------------------------------------------------------
      9,707,128      197,665       8.08       9,366,261       181,269       7.76      9,059,571      166,148       7.44
-------------------------------------------------------------------------------------------------------------------------
     14,781,125      257,316       6.91      14,478,566       242,080       6.71     14,221,911      225,107       6.42
-------------------------------------------------------------------------------------------------------------------------
      2,049,998                               2,085,724                               2,048,328
-------------------------------------------------------------------------------------------------------------------------
  $  16,831,123                           $  16,564,290                           $  16,270,239
-------------------------------------------------------------------------------------------------------------------------


  $   5,458,280  $    39,571       2.88 % $   5,353,413   $    34,875       2.61 %$   5,327,004  $    31,129       2.37%
        146,276          360       0.98         153,200           353       0.92        155,554          330       0.86
      4,314,672       48,540       4.46       4,220,204        44,798       4.26      4,162,952       41,395       4.03
-------------------------------------------------------------------------------------------------------------------------
      9,919,228       88,471       3.54       9,726,817        80,026       3.30      9,645,510       72,854       3.06
-------------------------------------------------------------------------------------------------------------------------

      2,138,749       27,568       5.11       2,118,211        25,696       4.87      1,731,983       18,483       4.33
        750,247       10,253       5.42         684,431         8,682       5.09        882,878       10,007       4.60
        293,146        5,210       7.05         292,474         4,930       6.76        295,792        4,915       6.74
-------------------------------------------------------------------------------------------------------------------------
     13,101,370      131,502       3.98      12,821,933       119,334       3.73     12,556,163      106,259       3.43
-------------------------------------------------------------------------------------------------------------------------
      1,453,163                               1,474,835                               1,485,398
        657,269                                 695,418                                 680,897
      1,619,321                               1,572,104                               1,547,781
-------------------------------------------------------------------------------------------------------------------------
  $  16,831,123                           $  16,564,290                           $  16,270,239
-------------------------------------------------------------------------------------------------------------------------
                 $    125,814      2.93%                  $    122,746      2.98%                $    118,848      2.99%
                                                                                      3.05

                                   3.38                                     3.40                                   3.39
                       1,836                                    1,640                                  1,522
-------------------------------------------------------------------------------------------------------------------------
                     123,978                                  121,106                                117,326
                       5,254                                    3,795                                  3,400
                      97,583                                   90,880                                 89,437
                     138,810                                  122,127                                117,379
-------------------------------------------------------------------------------------------------------------------------
                      77,497                                   86,064                                 85,984
                      24,837                                   31,080                                 31,236
-------------------------------------------------------------------------------------------------------------------------
                 $    52,660                              $    54,984                            $    54,748
-------------------------------------------------------------------------------------------------------------------------


                 $      0.79                              $      0.82                            $      0.82
-------------------------------------------------------------------------------------------------------------------------
                 $      0.78                              $      0.82                            $      0.81
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2007.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
      Period               Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
January 1, 2007 to             41,857         $54.27                         -                            1,721,323
January 31, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                                                                             -
February 1, 2007 to             9,374         $52.84                                                      1,721,323
February 28, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

March 1, 2007 to               29,843         $50.57                    25,000                            1,696,323
March 31, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                          81,074                                   25,000
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May
     25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of March 31, 2007, the Company had repurchased 303,677 shares under the new plan.

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


                                      BOK FINANCIAL CORPORATION
                                      (Registrant)



Date:  May 10, 2007                   /s/ Steven E. Nell
     ----------------------           ------------------------------
                                      Steven E. Nell
                                      Executive Vice President and
                                      Chief Financial Officer


                                      /s/ John C. Morrow
                                      ------------------------------
                                      John C. Morrow
                                      Senior Vice President and Director
                                      of Financial Accounting & Reporting