Form 10-Q
period 2007-06-30
BOK FINANCIAL CORP ET AL
filed 2007-08-09
CIK 875357

As filed with the Securities and Exchange Commission on August 9, 2007
 =============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| ?

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,259,004 shares of common stock ($.00006 par value) as of July 31, 2007.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2007

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                          2
     Market Risk (Item 3)                                                  27
     Controls and Procedures (Item 4)                                      29
     Consolidated Financial Statements - Unaudited (Item 1)                30
     Six Month Financial Summary - Unaudited (Item 2)                      42
     Quarterly Financial Summary - Unaudited (Item 2)                      43

Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   45
     Item 4. Submission of Matters to a Vote of Security Holders           46
     Item 6. Exhibits                                                      46

Signatures                                                                 47

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation reported earnings of $53.9 million or $0.80 per diluted share for the second quarter of 2007, compared with net income of $55.0 million or $0.82 per diluted share for the second quarter of 2006. The returns on average assets and shareholders' equity were 1.16% and 12.06%, respectively for the second quarter of 2007, compared with returns of 1.33% and 14.03%, respectively for the second quarter of 2006. Year-to-date net income was $106.7 million or $1.58 per diluted share for 2007 and $109.7 million or $1.63 per diluted share for 2006.

Highlights of the quarter included:

o Acquisitions of Worth National Bank and First United Bank were completed during the quarter. Worth added net loans of $281 million, total deposits of $369 million and five banking locations in Fort Worth, Texas. First United added net loans of $94 million, total deposits of $133 million and eleven bank locations in the Denver, Colorado area. These acquisitions did not significantly affect average asset, average liabilities or net income for the second quarter.

o Net interest revenue grew $13.8 million or 11% over the second quarter of 2006 and $6.1 million or 16% annualized over the first quarter of 2007, excluding the impact of acquisitions.

o Average earning assets increased $2.2 billion or 15% over the second quarter of 2006. Average outstanding loans totaled $11.3 billion, up $1.9 billion or 20%. Average deposits totaled $12.4 billion, up $1.2 billion or 10% over the second quarter of 2006.

o Net interest margin was 3.31% for the second quarter of 2007, 3.32% for the first quarter of 2007 and 3.40% for the second quarter of 2006. The yield on average earning assets was 7.00%, up from 6.71% for the second quarter of 2006 and down two basis points from the preceding quarter. The cost of interest-bearing funds was 4.12% for the second quarter of 2007 compared with 3.73% for the second quarter of 2006 and 4.14% for the first quarter of 2007.

o Provision for credit losses was $7.8 million for the second quarter of 2007, up from $3.8 million for the second quarter of 2006 and $6.5 million for the first quarter of 2007. Non-performing assets totaled $60 million or 0.52% of outstanding loans at June 30, 2007 and $39 million or 0.40% of outstanding loans at June

     30,  2006.   Non-performing  assets  totaled  $50.7  million  or  0.44%  of outstanding loans at June 30, 2007, excluding acquisitions.

o The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $139 million or 1.20% of outstanding loans at June 30, 2007, $126 million or 1.30% at June 30, 2006 and $134 million or 1.21%
     of outstanding loans at March 31, 2007.

o Fees and commissions revenue increased $4.9 million or 5% over the second quarter of 2006. Transaction card revenue grew $3.0 million or 15% due to volume increases, and trust fees grew $1.7 million or 10% due primarily to increases in the fair value of trust assets. Revenue from bank-owned life insurance totaled $2.5 million for the second quarter of 2007 compared with $32 thousand in 2006 due to a $202 million investment in bank-owned life insurance at the end of the third quarter of 2006. Other revenue decreased $2.9 million due primarily to fees earned on margin asset balances.

o Operating expenses, excluding changes in the fair value of mortgage servicing rights increased $15.3 million or 12%; personnel expenses grew $9.5 million or 13% over the second quarter of 2006.

o The fair value of mortgage servicing rights increased $5.1 million during the second quarter of 2007. At the same time, the fair value of securities held as an economic hedge of mortgage servicing rights decreased $5.7 million for a net pre-tax loss of $621 thousand. During the second quarter of 2006, the fair value of mortgage servicing rights increased $3.6 million and the fair value of securities designated as an economic hedge decreased $2.5 million for a net pre-tax gain of $1.1 million.

o    Debt rating was placed on positive outlook by Standard & Poors.


Results of Operations

Net Interest Revenue

Tax-equivalent net interest revenue increased to $137 million for the second quarter of 2007 from $123 million for the same period of 2006, due primarily to a $1.9 billion or 20% increase in average outstanding loan principal. Average loan growth was funded by a $1.2 billion or 10% increase in average deposits and a $809 million increase in borrowed funds. Table 1 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets was 3.31% for the second quarter of 2007, compared with 3.40% for the second quarter of 2006 and 3.32% for the first quarter of 2007. The yield on average earning assets was 7.00%, up 29 basis points compared with the second quarter of 2006 and down 2 basis points over the preceding quarter. Beginning in 2005, the weighted average spread of rates earned on our commercial loan portfolio over LIBOR funding sources decreased from approximately 272 basis points to approximately 239 basis points due largely to competitive pricing pressure. Over the same period, deposit account balances have been steadily migrating to higher costing products. Non-interest bearing funds and changes in the mix of funding sources added 43 basis points to the net interest margin in second quarter of 2007 compared with 42 basis points for the second quarter of 2006 and 44 basis points for the preceding quarter.

Management regularly models the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to decline slightly from rising rates over a one-year forward looking period. However, other factors such as loan spread compression, deposit product mix and overall balance sheet composition may affect this general expectation. Additionally, we have a large portion of our assets in mortgage-backed securities. These securities reprice as cash flow received is reinvested at current market rates. The resulting change in yield of the securities portfolio occurs more slowly than changes in market rates. The tax-equivalent yield of the securities portfolio for the second quarter of 2007 increased 13 basis points compared with the same period of 2006 while the average loan yield increased 26 basis points and the cost of interest-bearing liabilities increased 39 basis points.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rate. Approximately 69% of our commercial loan portfolio is either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $632 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which include interest rate swaps designated as fair value hedges, is to position our balance sheet to be relatively neutral to changes in interest rates. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to position our balance sheet to be relatively neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.


---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2007 / 2006                 June 30, 2007 / 2006
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $    4,740  $  3,186   $   1,554      $   8,626   $   3,519   $   5,107
  Trading securities                              194       123          71            504         312         192
  Loans                                        43,223    36,324       6,899         90,155      68,881      21,274
  Funds sold and resell agreements                517       464          53            943         871          72
---------------------------------------------------------------------------------------------------------------------
Total                                          48,674    40,097       8,577        100,228      73,583      26,645
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         13,367     7,443       5,924         28,605      12,608      15,997
  Savings deposits                                 24        13          11             58         (16)         74
  Time deposits                                 8,642     3,223       5,419         18,388       5,988      12,400
  Federal funds purchased and
   repurchase agreements                        7,433     6,297       1,136         22,515      17,075       5,440
  Other borrowings                              3,078     2,385         693          2,169        (395)      2,564
  Subordinated debentures                       1,894     1,982         (88)         2,182       2,039         143
---------------------------------------------------------------------------------------------------------------------
Total                                          34,438    21,343      13,095         73,917      37,299      36,618
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          14,236    18,754      (4,518)        26,311      36,284      (9,973)

Change in tax-equivalent adjustment              (429)                                (992)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   13,807                            $  25,319
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Year-to-date tax equivalent net interest revenue totaled $267.9 million, up 11% over 2006. Average earning assets increased $2.0 billion or 14%. Net interest margin was 3.31% for the first half of 2007 compared with 3.40% for the first half of 2006. The yield on average earning assets was 7.01%, up 44 basis points over the first half of 2006. The cost of interest-bearing liabilities was 4.13%, up 55 basis points over last year. Non-interest-bearing funds and changes in the mix of funding sources added 43 basis points to the net interest margin in the first half of 2007 and 41 basis points in the first half of 2006.

Other Operating Revenue

Other operating revenue increased $1.1 million compared with the second quarter of 2006. Fees and commission revenue increased $4.9 million or 5%. Growth in fee revenue was offset by a $3.7 million increase in losses on securities, including securities held as an economic hedge of our mortgage servicing rights.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 42% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the second quarter of 2007.

We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.

Fees and commissions revenue

Transaction card revenue increased $3.0 million or 15% over the second quarter of 2006. ATM network revenue increased $1.8 million or 21% due to additional locations added in the second half of 2006 while check card revenue increased $1.1 million or 22% over the second quarter of 2006 due to volume growth. Merchant discount fees increased 1% over the second quarter of 2006.

Trust fees and commissions increased $1.7 million or 10% for the second quarter of 2007. The fair value of all trust relationships, which is the basis for a significant portion of trust fees increased to $33.7 billion at June 30, 2007 compared with $28.7 billion at June 30, 2006. Personal trust management fees, which provide 31% of total trust fees and commissions increased $297 thousand or 5%. Employee benefit plan management fees, which provide 19% of total trust fees, grew $360 thousand or 11%. Net fees from mutual fund advisory and administrative services increased $626 thousand or 17%. Revenue from the management of oil and gas properties and other real estate, which provide 10% of total trust revenue, increased 2% over the second quarter of 2006.

Brokerage and trading revenue grew $720 thousand or 6%. Revenue from retail brokerage activities increased $864 thousand or 24% over the same period of 2006. Revenue from securities trading activities increased $606 thousand or 13%. Customer hedging revenue decreased $191 thousand or 6% due to lower revenue from energy hedging. Investment banking fees were down $560 thousand or 48% due to the timing of transaction closings.

Deposit service charges and fees increased $456 thousand or 2% over the second quarter of 2006. Overdraft fees grew $721 thousand or 4% due to increased volume while service charges on retail accounts decreased $286 thousand or 17% due to service-charge free deposit products. Commercial deposit account fees were largely unchanged compared with the second quarter of 2006.

Mortgage banking revenue decreased $513 thousand or 7% compared with 2006. Servicing revenue totaled $4.3 million for the second quarter of 2007, up $37 thousand over the same period last year. Net gains on mortgage loans sold totaled $2.4 million, down $550 thousand from the second quarter of 2006.

Changes in the cash surrender value of life insurance provided revenue of $2.5 million in the second quarter of 2007 and $32 thousand in the second quarter of 2006. The Company invested $202 million in bank-owned life insurance during the third quarter of 2006. The increase in revenue earned on life insurance is partially offset by a decrease in net interest revenue due to increased costs to fund insurance assets.

Other operating revenue included $969 thousand of fees earned on margin assets in the second quarter of 2007 and $3.6 million in the second quarter of 2006. Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $96 million for the second quarter of 2007, compared with $260 million for the second quarter of 2006. The decrease in revenue earned on margin assets is partially offset by an increase in net interest revenue due to lower costs to fund the margin assets.

Year-to-date fees and commissions revenue grew $7.0 million or 4% over 2006. Other revenue decreased $6.2 million due primarily to lower margin interest fees while revenue from bank-owned life insurance increased $4.8 million. Transaction card revenue was up $4.6 million or 12% due to increases in transaction volumes and the number of ATM locations. Trust fees increased $2.8 million or 8% due largely to growth in the fair value of trust assets. Brokerage and trading revenue and deposit service charges each grew 2% over the same period last year.

Securities and derivatives

BOK Financial recognized net losses of $6.3 million on securities for the second quarter of 2007, including net losses of $5.7 million on securities held as an economic hedge of mortgage servicing rights. Securities held as an economic hedge of the mortgage servicing rights which are separately identified on the balance sheet as "mortgage trading securities" are carried at fair value. Changes in fair value are recognized in earnings as they occur. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. During the second quarter of 2006, BOK Financial recognized net losses of $2.5 million on securities held as an economic hedge of mortgage servicing rights and net losses of $1.3 million on other securities.

Net losses on derivatives totaled $183 thousand for the second quarter of 2007, compared with net losses of $172 thousand in 2006. Net gains or losses on derivatives consist of fair value adjustments of derivatives used to manage interest rate risk and the related hedged liabilities.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                                 2007           2007             2006            2006             2006
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   13,317     $   13,282       $   14,382      $   13,078       $   12,597
Transaction card revenue                        22,917         20,184           20,224          19,939           19,951
Trust fees and commissions                      19,458         18,995           18,240          17,101            17,751
Deposit service charges and fees                26,797         24,598           25,787          26,322           26,341
Mortgage banking revenue                         6,682          6,540            6,077           6,935            7,195
Bank-owned life insurance                        2,525          2,399            2,346             117               32
Other revenue                                    7,096          5,990            7,799           9,519           10,037
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    98,792         91,988           94,855          93,011           93,904
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                    (348)           694              252             475             (269)
Gain (loss) on securities, net                  (6,262)          (563)            (864)          3,718           (2,583)
Gain (loss) on derivatives, net                   (183)            71             (520)            379             (172)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   91,999     $   92,190       $   93,723      $   97,583       $   90,880
--------------------------------------------------------------------------------------------------------------------------


Other Operating Expense

Other operating expense for the second quarter of 2007 totaled $136.0 million, a $13.8 million increase from 2006. Increases in the fair value of mortgage servicing rights decreased operating expenses by $5.1 million in the second quarter of 2007 and $3.6 million in the second quarter of 2006. Excluding changes in the value of mortgage servicing rights, operating expenses increased $15.3 million or 12% over the second quarter of 2006 due primarily to higher personnel expense.

Personnel expense

Personnel expense totaled $81.9 million for the second quarter of 2007 compared with $72.4 million for the second quarter of 2006.


----------------------------------------------------------------------------------------------------------------------
Table 3 - Personnel Expense
(Dollars in thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2007             2007           2006              2006             2006
                                   ----------------------------------------------------------------------------------
Regular compensation               $    52,319     $    49,144     $    48,854      $    47,113      $    45,471
Incentive compensation:
     Cash-based                         13,695          15,430          16,130           13,228           13,115
     Stock-based                         3,097           1,527           2,866            3,283            2,410
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            16,792          16,957          18,996           16,511           15,525
Employee benefits                       12,771          12,628          10,204           10,981           11,373
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $    81,882     $    78,729     $    78,054      $    74,605      $    72,369
---------------------------------------------------------------------------------------------------------------------
Number of employees
  (full-time equivalent)                 4,093           3,918           3,908            3,859            3,803
---------------------------------------------------------------------------------------------------------------------

Regular compensation expense increased $6.8 million or 15% over the second quarter of 2006. The increase in regular compensation expense was due to a 7% increase in average regular compensation per full-time equivalent employee and an 8% increase in average staffing. Growth in average compensation per full-time equivalent employee reflects the cost of hiring top talent to support expansion in the regional markets, product development, and technology.

Incentive compensation expense includes the recognized costs of cash-based commissions, bonus and incentive programs, stock-based compensation plans and deferred compensation plans. Stock-based compensation plans include both equity and liability awards.

Second quarter 2007 expense for the Company's various cash-based incentive programs totaled $13.7 million, up $580 thousand or 4% over last year. These programs consist primarily of formula-based plans that determine incentive amounts based on pre-established growth criteria. Compensation expense for stock-based compensation plans totaled $3.1 million for the second quarter of 2007 and $2.4 million for the second quarter of 2006. Compensation expense for stock-based compensation plans accounted for as equity awards totaled $1.7 million in the second quarter of 2007, compared with $1.6 million in the second quarter of 2006. Expense for these awards is determined by award's grant-date fair value and is not affected by subsequent changes in the market value of BOK Financial common stock. Compensation expense for stock-based compensation plans accounted for as liability awards was $1.4 million for the second quarter of 2007, compared with $794 thousand in 2006. Expense for these liability awards is based on current fair value, including current period changes due to the market value of BOK Financial common stock. The market value of BOK Financial common stock increased $3.89 per share during the second quarter of 2007 and $2.12 per share during the second quarter of 2006.

Employee benefit expenses totaled $12.8 million for the second quarter of 2007 and $11.4 million for the second quarter of 2006 due to higher medical insurance costs, increased participation in the Company's thrift plan and payroll taxes.

Data processing and communications expense

Data processing and communication expenses increased $2.2 million or 14% compared with the second quarter of 2006. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs increased $1.8 million or 19% compared with the second quarter of 2006, including increased hardware and software purchases and related maintenance costs for expansion in treasury services, customer hedging and mortgage loan origination activities. Transaction card processing costs increased $423 thousand or 6% due to growth in transaction volume.

Professional fees and services

Professional fees totaled $6.0 million for the second quarter of 2007, up $1.6 million or 37% over the second quarter of 2006. The increase in professional fees included costs related to the Worth and First United acquisitions and the issuance of $250 million of subordinated debt during the second quarter of 2007.


----------------------------------------------------------------------------------------------------------------------
 Table 4 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2007             2007           2006              2006             2006
                                   ----------------------------------------------------------------------------------
Personnel                          $    81,882     $    78,729     $    78,054      $    74,605      $    72,369
Business promotion                       5,391           4,570           5,345            4,401            4,802
Professional fees and services           5,963           4,874           4,734            4,734            4,362
Net occupancy and equipment             13,860          13,206          12,741           13,222           13,199
Data processing & communications        18,402          16,974          16,843           16,931           16,157
Printing, postage and supplies           4,179           3,969           3,774            4,182            4,001
Net losses and operating
  expenses of repossessed assets           192             207             167               34               54
Amortization of intangible assets        1,443           1,136           1,299            1,299            1,359
Mortgage banking costs                   2,987           2,944           3,034            2,869            2,839
Change in fair value of mortgage
  servicing rights                      (5,061)          1,164            (236)           7,921           (3,613)
Other expense                            6,721           4,739           8,236            8,612            6,598
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   135,959     $   132,512     $   133,991      $   138,810      $   122,127
---------------------------------------------------------------------------------------------------------------------

Year-to-date operating expenses increased $29.0 million or 12%, $22.2 million or 9% excluding changes in the fair value of mortgage servicing rights. Personnel expense grew $17.0 million or 12% due largely to growth in the average compensation cost per employee and total employment. All other operating expenses grew 5% over the first half of 2006.

Income Taxes

Income tax expense was $29.3 million or 35% of book taxable income for the second quarter of 2007 compared with $31.1 million or 36% of book taxable income for the second quarter of 2006.


Lines of Business

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. It also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consist primarily of corporate and consumer banking activities in the respective local markets. Worth National Bank and First United Bank are included in regional banking results for the second quarter of 2007 in Texas and Colorado, respectively.

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

----------------------------------------------------------------------------------------------------------------------
Table 5 - Net Income by Line of Business
(In thousands)                                           Three months ended June 30,       Six months ended June 30,
                                                             2007             2006            2007             2006
                                                       ---------------------------------------------------------------
Regional banking                                         $ 24,354         $ 22,413        $ 49,261         $ 44,710
Oklahoma corporate banking                                 19,138           20,168          37,182           38,266
Mortgage banking                                              122            1,341             168            4,485
Oklahoma consumer banking                                   9,079            8,545          18,540           17,012
Wealth management                                           6,510            6,528          13,870           14,287
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
     Subtotal                                              59,203           58,995         119,021          118,760
Funds management and other                                 (5,340)          (4,011)        (12,365)          (9,028)
----------------------------------------------------------------------------------------------------------------------
     Total                                               $ 53,863         $ 54,984        $106,656         $109,732
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

The Oklahoma Corporate Banking Division contributed $19.1 million or 36% to consolidated net income for the second quarter of 2007. This compares to $20.2 million or 37% of consolidated net income for 2006. Average loans attributed to the Oklahoma Corporate Banking Division were $4.7 billion for the second quarter of 2007, compared with $4.2 billion for the second quarter of 2006. Deposits attributed to Oklahoma Corporate Banking averaged $2.1 billion for the second quarter of 2007, up 20% over last year. Increased average loans and deposits combined to increase net interest revenue $2.3 million or 6%. In addition, other operating revenue increased $421 thousand or 2% due to growth in ATM processing fees. Operating expenses increased $1.2 million or 5%. Personnel expense increased $804 thousand or 9% due to growth in both regular salaries and incentive compensation. Net loans charged off increased to $3.3 million from $252 thousand.


Table 6 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                                       Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                      -----------------------------------------------------------------
NIR (expense) from external sources               $      64,335     $      61,941    $     125,464     $     120,558
NIR (expense) from internal sources                     (24,648)          (24,553)         (47,774)          (46,619)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     39,687            37,388           77,690            73,939

Other operating revenue                                  23,474            23,053           44,504            44,423
Operating expense                                        28,526            27,293           56,676            54,760
Net loans charged off                                     3,313               252            4,644             1,087
Net income                                               19,138            20,168           37,182            38,266

Average assets                                    $   5,862,417     $   5,079,926    $   5,824,817     $   5,089,565
Average economic capital                                411,970           387,510          413,010           382,380

Return on assets                                           1.31%             1.59%            1.29%            1.52%
Return on economic capital                                18.63%            20.88%           18.15%           20.18%
Efficiency ratio                                          45.16%            45.16%           46.38%           46.26%


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

The Oklahoma Consumer Banking Division contributed $9.1 million or 17% to consolidated net income for the second quarter of 2007. This compares to $8.5 million or 16% of consolidated net income for 2006. Net interest revenue, which consisted primarily of credits for funds provided to the funds management unit, increased $1.4 million or 8%. Average deposits attributed to this Division increased $82 million, or 3% compared with last year, including a $22 million or 7% increase in average demand deposits. The value to the Company of these lower-costing retail deposits continues to increase as short-term interest rates rise. Operating revenue increased $1.2 million or 7% over last year. Check card fees increased $771 thousand or 22% and overdraft charges increased $485 thousand or 4%. Deposit account service charges decreased $208 thousand or 18%. Operating expenses increased $1.7 million or 8%. Personnel expense grew $675 thousand or 9%.

During the second quarter of 2007, Albertson's announced that it was selling or closing its supermarket locations in Oklahoma, affecting 24 of our supermarket branch locations. Twenty-one locations are being sold to four different retailers and three locations are being closed. Management has tentatively reached agreement with each of the purchasers to maintain BOk's twenty-one branch locations. We do not expect the closed locations to have a significant impact on our branch network.


Table 7 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                                       Three months ended June 30,         Six months ended June 30,
                                                  -------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     ----------------------------------------------------------------
NIR (expense) from external sources               $     (16,740)    $     (14,853)   $     (33,891)    $     (28,291)
NIR (expense) from internal sources                      35,224            31,978           70,439            61,437
                                                     -------------     -------------    --------------    -----------
Net interest revenue                                     18,484            17,125           36,548            33,146

Other operating revenue                                  19,329            18,139           37,208            35,393
Operating expense                                        22,207            20,511           42,382            39,844
Net loans charged off                                       801               775            1,062               907
Net income                                                9,079             8,545           18,540            17,012

Average assets                                    $   2,905,822     $   2,818,034    $   2,917,365     $   2,793,626
Average economic capital                                 66,370            58,370           65,820            55,780

Return on assets                                           1.25%             1.22%            1.28%            1.23%
Return on economic capital                                54.87%            58.72%           56.80%           61.50%
Efficiency ratio                                          58.73%            58.16%           57.46%           58.13%


Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities provided net income of $122 thousand in the second quarter of 2007, compared with $1.3 million in the second quarter of 2006. The change in fair value of mortgage servicing rights, net of economic hedging decreased net income $379 thousand in the second quarter of 2007 and increased net income $660 thousand in the second quarter of 2006.

Mortgage banking activities consisted of two primary sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. Mortgage commitment rates increased 39 basis points during the second quarter of 2007 ending the quarter at 6.45%. During the second quarter of 2006, mortgage commitment rates increased 36 basis points to 6.61% at June 30, 2006.

Loan Production Sector

Loan production activities resulted in net pre-tax income of $331 thousand for the second quarter of 2007 and pre-tax income of $696 thousand for the second quarter of 2006. Loan production revenue totaled $4.1 million for the second quarter of 2007, including $3.6 million of capitalized mortgage servicing rights. Loan production revenue totaled $3.4 million for the second quarter of 2006, including $3.3 million of capitalized mortgage servicing rights. Mortgage loans funded in the second quarter of 2007 totaled $315 million, including $256 million of loans funded for resale and $59 million of loans funded for retention by affiliates. Mortgage loans funded in the same period of 2006 totaled $243 million. Approximately 63% of the loans funded during the second quarter of 2007 were to borrowers in Oklahoma. The pipeline of mortgage loan applications totaled $306 million at June 30, 2007, compared with $267 million at March 31, 2007 and $276 million at June 30, 2006. Personnel expenses associated with loan production activities increased from $677 thousand in the second quarter of 2006 to $1.4 million in the second quarter of 2007 due primarily to increased staffing and incentive compensation rates in markets outside of Oklahoma.

Loan Servicing Sector

The loan servicing sector had a net pre-tax loss of $552 thousand for the second quarter of 2007 compared to a pre-tax profit of $1.3 million for the same period of 2006. The fair value of mortgage servicing rights increased $5.1 million due to changes in commitment rates and prepayment speeds. At the same time, the fair value of securities held as an economic hedge of the servicing rights decreased $5.7 million. During the second quarter of 2006, the fair value of mortgage servicing rights appreciated $3.6 million due to changes in mortgage commitment rates and a slow-down in housing turnover. Appreciation in the value of servicing rights was partially offset by a $2.5 million decrease in the fair value of securities held as an economic hedge.

Servicing revenue, which is included in mortgage banking revenue on the Consolidated Statements of Earnings, totaled $4.3 million for the second quarter of 2007 and $4.2 million for the second quarter of 2006. The average outstanding balance of loans serviced for others was $4.6 billion during 2007 compared to $4.5 billion during 2006. Annualized servicing revenue per outstanding loan principal was 37 basis points for the second quarter of 2007 and 2006.


Table 8 -  Mortgage Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     ------------------------------------------------------------------
NIR (expense) from external sources               $       8,529     $       5,624    $      16,344     $      10,406
NIR (expense) from internal sources                      (7,591)           (4,683)         (14,543)           (8,914)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                        938               941            1,801             1,492

Capitalized mortgage servicing rights                     3,566             3,333            5,915             6,168
Other operating revenue                                   5,654             4,391           10,594             8,754
Operating expense                                         9,215             7,328           16,314            14,997
Change in fair value of mortgage servicing
   rights                                                (5,061)           (3,613)          (3,897)          (10,694)
Losses on financial instruments, net                     (5,681)           (2,533)          (5,428)           (4,394)
Net income                                                  122             1,341              168             4,485

Average assets                                    $     684,483     $     498,495    $     653,332     $     472,610
Average economic capital                                 23,890            21,590           25,090            22,390

Return on assets                                           0.07%             1.08%            0.05%            1.91%
Return on economic capital                                 2.05%            24.91%            1.35%           40.39%
Efficiency ratio                                          90.72%            84.57%           89.10%           91.37%


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

At June 30, 2007, financial instruments with a fair value of $139 million and a net unrealized loss of $5.3 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At June 30, 2007, the pre-tax results of this modeling on reported earnings were:

Table 9 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights    $    2,866       $   (3,760)
Fair value of hedging instruments              (3,769)           3,671
                                          ----------------- ----------------
   Net                                     $     (903)      $      (89)
                                          ----------------- ----------------

Table 9 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase value by $2.9 million while a 50 basis point decrease is expected to reduce value by $3.8 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit on the speed at which mortgage loans may prepay in a declining rate environment.

Modeling changes in value of the mortgage servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates used to determine the present value of future cash flows. It also assumes a stable relationship between assumed loan prepayments and actual prepayments of our loans. Changes in market conditions can increase or decrease the discount spread over benchmark rates expected by investors in mortgage servicing rights and actual prepayment speeds may increase or decrease due to factors other than changes in interest rates. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations. In addition, hedge coverage is a dynamic process. Securities designated as an economic hedge will increase or decrease over time based on management's assessment of expected changes in the value of the servicing rights. These changes will cause the value of hedging instruments to differ from value projected in our modeling.


Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including banking, fiduciary and brokerage services. Clients include affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Wealth management services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Wealth management services are provided to clients in Colorado through our Regional Banking line of business. Additionally, wealth management includes a nationally competitive, self-directed 401-(k) program and administration and advisory services to the American Performance family of mutual funds. Activities within the Wealth Management unit also includes retail sales of mutual funds, securities and annuities, institutional sales of securities, bond underwriting and other financial advisory services and customer risk management programs.

Wealth Management contributed $6.5 million to consolidated net income for the second quarters of 2007 and 2006. Trust and private financial services provided $5.8 million of net income in the second quarter of 2007, up 5% over last year. Net income provided by brokerage and trading activities totaled $668 thousand down $300 thousand compared with the second quarter of 2006.

Other operating revenue for the second quarter of 2007 totaled $31.3 million, up $1.1 million or 4% over 2006. Other operating revenue for the wealth management division consists primarily of trust fees and commissions, investment banking revenue, and brokerage and trading revenue.

Trust fees and commissions totaled $16.8 million for the second quarter of 2007, a $1.5 million or 9% increase over 2006. At June 30, 2007 and 2006, the wealth management line of business was responsible for trust assets with aggregate market values of $30.8 billion and $26.2 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $11.4 billion of trust assets at June 30, 2007 compared with $9.7 billion at June 30, 2006.

Retail brokerage fees totaled $4.5 million for the second quarter of 2007, up $822 thousand or 22%. Securities trading profits and revenue from our customer hedging programs totaled $7.6 million for the second quarters of both 2007 and 2006. Investment banking revenue totaled $1.1 million, down $82 thousand from a year ago.

Operating expenses totaled $28.3 million for the second quarter of 2007, a $2.3 million or 9% increase over 2006. Personnel costs rose $1.4 million or 9%.


Table 10 -  Wealth Management
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       3,480     $       3,012    $       8,005     $       5,476
NIR (expense) from internal sources                       4,608             3,660            8,894             7,698
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      8,088             6,672           16,899            13,174

Other operating revenue                                  31,285            30,211           61,461            61,595
Operating expense                                        28,337            26,045           55,267            51,236
Net income                                                6,510             6,528           13,870            14,287

Average assets                                    $   1,774,525     $   1,913,243    $   1,733,099     $   1,894,992
Average economic capital                                160,850           139,100          163,750           137,060

Return on assets                                           1.47%             1.37%            1.61%            1.52%
Return on economic capital                                16.23%            18.82%           17.08%           21.02%
Efficiency ratio                                          71.97%            70.62%           70.53%           68.53%


Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $24.4 million or 45% to consolidated net income during the second quarter of 2007. This compares with $22.4 million or 41% of consolidated net income for the same period in 2006. Growth in net income contributed by the regional banks came primarily from operations in Texas. Net income from Texas operations increased $1.5 million or 12% compared with the same period of 2006. In addition, net income for 2007 in Colorado and Arizona increased $716 thousand and $107 thousand, respectively. Net income in New Mexico decreased $246 thousand from last year.

Net income from Texas operations totaled $14.0 million for the second quarter of 2007, up $1.5 million or 12% over last year. Net charge-offs / recoveries improved from a $1.8 million pre-tax loss in the second quarter of 2006 to a $609 thousand pre-tax recovery in the second quarter of 2007. Net interest revenue grew $2.6 million or 7%. Average earning assets increased $347 million or 10% from the second quarter of 2006. This increase resulted from a $506 million increased in average outstanding loan balances and an $111 million increase in securities. The growth in average earning assets was funded primarily by a $278 million increase in average deposits and a decrease in funds sold to the funds management unit. Operating expenses increased $3.1 million or 15%. Personnel costs were up $2.1 million or 18% over the same period last year.

Net income from operations in Colorado was $4.0 million for the second quarter of 2007, compared with $3.3 million for the second quarter of 2006. Net interest revenue increased $1.7 million or 19% due primarily to a $426 million increase in average earning assets. Average loans increased $200 million while average securities and funds sold to the funds management unit increased $226 million. The growth in earning assets was funded primarily by a $239 million increase in deposits and borrowings from the funds management unit. Other operating revenue grew $307 thousand or 11% due primarily to trust fees and commissions. At June 30, 2007 and 2006, Colorado regional banking was responsible for trust assets with aggregate fair values of $2.9 billion and $2.5 billion, respectively under various fiduciary arrangements. We have sole or joint discretionary authority over $1.1 billion of trust assets at June 30, 2007, compared with $955 million at June 30, 2006. Operating expenses increased $796 thousand or 12% including a $642 thousand or 20% increase in personnel costs.

Net income from New Mexico operations decreased $246 thousand or 5%. Net loans charged off increased to $1.4 million in the second quarter of 2007 compared with net charge-offs of $692 thousand in the second quarter of 2006. Net interest revenue totaled $13.2 million, up $1.3 million or 11%. Average earning assets grew $181 million or 13%, including a $134 million increase in average outstanding loans. Average deposits in the New Mexico market increased $67 million. Operating expenses increased $1.2 million or 18%.

We continue to expand operations in the Arizona market since the acquisition of Bank of Arizona in the second quarter of 2005. Net interest revenue was up $1.3 million or 35% over the second quarter of 2006. Outstanding loans attributed to the Arizona market averaged $502 million for the second quarter of 2007, up $232 million from the second quarter of 2006's average of $270 million. Deposits averaged $115 million for the second quarter of 2007, down $6 million from the second quarter of 2006. Loan growth was funded by borrowings from the funds management unit. Operating expenses increased $1.1 million or 35%. Personnel costs were up $532 thousand and occupancy and equipment expense was up $126 thousand as we continue to build a commercial banking presence in Phoenix and Tucson.


Table 11 -  Bank of Texas
 (Dollars in Thousands)
                                                       Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     ------------------------------------------------------------------
NIR (expense) from external sources               $      45,929     $      41,190    $      91,237     $      80,200
NIR (expense) from internal sources                      (7,483)           (5,345)         (14,683)           (9,526)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     38,446            35,845           76,554            70,674

Other operating revenue                                   6,852             6,060           13,137            11,523
Operating expense                                        23,871            20,819           45,582            41,101
Net loans charged off (recovered)                          (609)            1,789              536             2,190
Net income                                               14,022            12,543           27,925            25,289

Average assets                                    $   4,102,189     $   3,610,316    $   4,029,689     $   3,578,237
Average economic capital                                296,580           228,140          291,810           216,710
Average invested capital                                463,660           395,220          458,890           383,790

Return on assets                                           1.37%             1.39%            1.40%            1.43%
Return on economic capital                                18.96%            22.05%           19.30%           23.53%
Return on average invested capital                        12.13%            12.73%           12.27%           13.29%
Efficiency ratio                                          52.70%            49.68%           50.82%           50.00%



Table 12 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     ------------------------------------------------------------------
NIR (expense) from external sources               $      18,735     $      15,992    $      36,446     $      31,665
NIR (expense) from internal sources                      (5,544)           (4,126)         (10,770)           (8,011)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     13,191            11,866           25,676            23,654

Other operating revenue                                   4,360             4,122            8,286             8,009
Operating expense                                         7,797             6,609           15,111            13,681
Net loans charged off                                     1,428               692            1,559               751
Net income                                                5,079             5,325           10,588            10,545

Average                                           $   1,616,356     $   1,446,500    $   1,577,580     $   1,459,371
assets
Average economic capital                                 89,430            73,620           88,510            76,150
Average invested                                        108,520           92,710           107,600            95,240
capital

Return on assets                                           1.26%             1.48%            1.35%            1.46%
Return on economic capital                                22.78%            29.01%           24.12%           27.92%
Return on average invested capital                        18.77%            23.04%           19.84%           22.33%
Efficiency ratio                                          44.42%            41.34%           44.49%           43.21%

Table 13 - Bank of Arkansas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  --------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     -----------------------------------------------------------------
NIR (expense) from external sources               $       4,196     $       2,616    $       7,637     $       4,905
NIR (expense) from internal sources                      (1,726)             (819)          (3,117)           (1,538)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      2,470             1,797            4,520             3,367

Other operating revenue                                     311               273              644               524
Operating expense                                         1,098               870            2,139             1,727
Net loans charged off / (recovered)                         264               (70)             406               (28)
Net income                                                  867               775            1,592             1,338

Average assets                                    $     333,995     $     188,922    $     308,324     $     192,477
Average economic capital                                 19,430            14,040           18,280            13,400
Average invested capital                                 19,430            14,040           18,280            13,400

Return on assets                                           1.04%             1.65%            1.04%             1.40%
Return on economic capital                                17.90%            22.14%           17.56%            20.14%
Return on average invested capital                        17.90%            22.14%           17.56%            20.14%
Efficiency ratio                                          39.48%            42.03%           41.42%            44.38%


Table 14 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  --------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     -----------------------------------------------------------------
NIR (expense) from external sources               $      17,734     $      12,870    $      35,143     $      24,420
NIR (expense) from internal sources                      (7,123)           (3,929)         (14,154)           (6,954)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     10,611             8,941           20,989            17,466

Other operating revenue                                   3,157             2,850            6,344             5,762
Operating expense                                         7,197             6,401           13,944            12,362
Net loans charged off / (recovered)                           7                (5)              81               (51)
Net income                                                4,012             3,296            8,173             6,670

Average assets                                    $   1,594,657     $   1,151,708    $   1,576,326     $   1,095,054
Average economic capital                                 84,690            62,030           86,830            60,210
Average invested capital                                126,680           104,020          128,810           102,190

Return on assets                                           1.01%             1.15%            1.05%             1.23%
Return on economic capital                                19.00%            21.31%           18.98%            22.34%
Return on average invested capital                        12.70%            12.71%           12.80%            13.16%
Efficiency ratio                                          52.27%            54.29%           51.02%            53.22%

Table 15 - Bank of Arizona
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------------------------------------------
                                                         2007              2006             2007              2006
                                                     ------------------------------------------------------------------
NIR (expense) from external sources               $      10,185     $       6,076    $      19,743     $      10,760
NIR (expense) from internal sources                      (5,263)           (2,441)         (10,246)           (4,030)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      4,922             3,635            9,497             6,730

Other operating revenue                                     185               122              369               287
Operating expense                                         4,319             3,206            7,955             5,757
Net loans charged off / (recovered)                           1                (2)               1                 2
Net income                                                  481               374            1,167               708

Average assets                                    $     576,311     $     366,609    $     564,516     $     331,081
Average economic capital                                 50,320            19,510           47,270            16,820
Average invested capital                                 66,970            36,160           63,920            33,470

Return on assets                                           0.33%             0.41%            0.42%            0.43%
Return on economic capital                                 3.83%             7.69%            4.98%            8.49%
Return on average invested capital                         2.88%             4.15%            3.68%            4.27%
Efficiency ratio                                          84.57%            85.33%           80.63%           82.04%


Financial Condition

Securities

Securities are classified as either held for investment, available for sale or trading based upon asset/liability management strategies, liquidity, profitability objectives and regulatory requirements. Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. Management has the ability and intent to hold these securities until they mature. Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. Certain mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. These securities are carried at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights. The Company also maintains a separate trading securities portfolio. Trading portfolio securities, which are also carried at fair value with changes in fair value recognized in current period income, are acquired and held with the intent to sell at a profit.

The amortized cost of available for sale securities totaled $5.1 billion at June 30, 2007 and $4.8 billion at March 31, 2007. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage backed securities as part of our overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
2.8 years at June 30, 2007 and 2.5 years at March 31, 2007. Management estimates that the effective duration of the mortgage-backed securities portfolio would extend to 3.4 years assuming a 300 basis point immediate rate shock.

The gross amount of unrealized losses on available for sale securities totaled $140 million at June 30, 2007 compared with gross unrealized losses of $83 million at March 31, 2007. The increase in unrealized losses during the quarter was due primarily to rising interest rates and an increase in the spread between market rates on mortgage-backed securities and benchmark interest rates. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The portfolio does not hold any securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $400 million of Alt-A mortgage-backed securities were held at June 30, 2007. Alt-A mortgage loans generally include loans that lack some documentation required of prime loans such as verified borrower income or assets and loans to borrowers where credit scores fall between the definitions of sub-prime and prime.
Approximately  77%  of  the  Alt-A  backed   securities,   including  all  Alt-A
mortgage-backed securities originated in 2006 and 2007, are AAA rated and are credit enhanced with additional collateral support. Management does not believe that any of the unrealized losses are due to credit quality concerns. Changes in market rates and conditions reduced the gross unrealized loss on available for sale securities to $105 million at July 31, 2007. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

Bank-Owned Life Insurance

During the third quarter of 2006, the Company invested $202 million in bank-owned life insurance. This investment is expected to provide a long-term source of earnings to support existing employee benefit obligations. Substantially all of the funds are held in separate accounts and invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. The cash surrender value of the policies, including the value of the stable value wrap, was $201 million at June 30, 2007. In addition to investment in the separate accounts, $8 million of the amount invested paid taxes on the insurance premiums. These taxes will be recovered over a ten-year period. At June 30, 2007, a $7 million receivable was recorded based on the present value of the taxes. The Company also has life insurance policies obtained through various bank acquisitions with an aggregate cash surrender value of $16 million.

Loans

The aggregate loan portfolio at June 30, 2007 totaled $11.7 billion, a $556 million increase since March 31, 2007. The acquisitions of Worth National Bank and First United Bank added $378 million to the loan portfolio during the second quarter. Excluding acquisitions, the loan portfolio grew at an annualized rate of 6%. Commercial and commercial real estate loan growth was partially offset by approximately $140 million of payoffs of energy, healthcare and real estate loans. These payoffs affected the outstanding loan balances in the Texas, New Mexico and Arizona markets. Excluding acquisitions, commercial loans increased $38 million or 2% annualized and commercial real estate loans were unchanged during the quarter. Residential mortgage loans and consumer loans increased $43 million and $59 million, respectively.


---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans
(In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2007             2007           2006             2006            2006
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,842,888    $   1,781,224   $   1,763,180   $   1,538,651    $   1,514,353
  Services                               1,686,650        1,596,844       1,555,141       1,432,156        1,405,060
  Wholesale/retail                       1,017,486        1,015,229         932,531         894,608          879,203
  Manufacturing                            596,002          622,329         609,571         598,424          541,592
  Healthcare                               606,965          642,876         602,273         572,911          546,595
  Agriculture                              313,247          309,439         321,380         299,901          292,022
  Other commercial and industrial          485,594          474,415         424,808         340,925          360,493
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   6,548,832        6,442,356       6,208,884       5,677,576        5,539,318
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        916,526          925,762         889,925         826,077          789,991
  Multifamily                              221,069          249,080         239,000         253,141          228,781
  Other real estate loans                1,654,385        1,375,805       1,317,615       1,245,941        1,304,164
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,791,980        2,550,647       2,446,540       2,325,159        2,322,936
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,399,637        1,318,291       1,256,259       1,242,193        1,211,448
  Residential mortgages held for sale      116,257           75,011          64,625          58,031           54,026
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,515,894        1,393,302       1,320,884       1,300,224        1,265,474
---------------------------------------------------------------------------------------------------------------------

Consumer                                   842,676          756,989         739,495         702,947          666,740
---------------------------------------------------------------------------------------------------------------------

  Total                              $  11,699,382    $  11,143,294   $  10,715,803   $  10,005,906    $   9,794,468
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio totaled $6.5 billion at June 30, 2007. Energy loans totaled $1.8 billion or 16% of total loans. Outstanding energy loans increased $62 million, or 14% annualized, during the second quarter of 2007. Approximately $1.6 billion of loans in the energy portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The services sector of the portfolio totaled $1.7 billion, or 14% of the Company's total outstanding loans. Loans in this sector of the portfolio increased $90 million since March 31, 2007. The services sector consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.1 billion of the services sector is made up of loans with balances of less than $10 million.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 16.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The outstanding principal balances of these loans totaled $1.5 billion at June 30, 2007 and $1.4 billion at March 31, 2007. Substantially all of these loans were to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 24% of the shared national credits, based on dollars committed. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.8 billion or 24% of the loan portfolio at June 30, 2007. Construction and land development loans totaled $917 million, down $9 million since March 31, 2007. Construction and land development included $718 million of loans secured by single family residential lots and premises, unchanged from the previous quarter's end. The major components of other commercial real estate loans were office buildings - $434 million and retail facilities - $396 million.

Residential mortgage loans, excluding mortgage loans held for sale, included $415 million of home equity loans, $449 million of loans held for business relationship purposes, $317 million of first lien adjustable rate mortgages and $152 million of loans held for community development. Consumer loans included $554 million of indirect automobile loans. Indirect auto loans have increased $53 million since March 31, 2007. Approximately $416 million of these loans were purchased from dealers in Oklahoma and $124 million were purchased from dealers in Arkansas. Growth during the quarter included $25 million from indirect lending activities in Arkansas and $23 million in Oklahoma.

Table 17 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 17 - Loans by Principal Market Area
(In thousands)

                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2007             2007           2006             2006            2006
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,397,273    $   3,377,819   $   3,261,592   $   3,078,849    $   3,119,736
   Commercial real estate                  897,838          895,585         979,251         968,267          995,953
   Residential mortgage                    968,031          945,147         896,567         878,390          854,723
   Residential mortgage held for sale      116,257           75,011          64,625          58,031           54,026
   Consumer                                540,986          509,787         512,032         502,622          479,508
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,920,385    $   5,803,349   $   5,714,067   $   5,486,159    $   5,503,946
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $   1,856,049    $   1,797,262   $   1,722,627   $   1,557,361    $   1,548,545
   Commercial real estate                  888,118          721,207         670,635         639,327          669,698
   Residential mortgage                    263,344          216,087         213,801         212,114          212,987
   Consumer                                135,659          105,604          95,652          80,836           84,212
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,143,170    $   2,840,160   $   2,702,715   $   2,489,638    $   2,515,442
                                    ---------------------------------------------------------------------------------
New Mexico:
   Commercial                        $     434,394    $     424,539   $     411,272   $     387,164    $     334,984
   Commercial real estate                  263,342          279,203         257,079         219,966          237,020
   Residential mortgage                     81,521           77,800          75,159          76,858           73,281
   Consumer                                 13,225           11,493          13,256          13,899           13,404
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     792,482    $     793,035   $     756,766   $     697,887    $     658,689
                                    ---------------------------------------------------------------------------------
Arkansas:
   Commercial                        $     103,534    $      96,084   $      95,483   $      89,849    $      80,539
   Commercial real estate                  102,537           97,190          94,395          91,158           87,080
   Residential mortgage                     22,508           21,825          23,076          21,923           15,067
   Consumer                                129,431          103,662          86,017          67,206           51,166
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     358,010    $     318,761   $     298,971   $     270,136    $     233,852
                                    ---------------------------------------------------------------------------------
Colorado:
   Commercial                        $     480,097    $     457,758   $     451,046   $     353,657    $     299,380
   Commercial real estate                  274,610          199,736         193,747         170,081          155,453
   Residential mortgage                     18,516           15,501          15,812          17,656           21,113
   Consumer                                 18,470           17,746          26,591          32,647           31,939
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     791,693    $     690,741   $     687,196   $     574,041    $     507,885
                                    ---------------------------------------------------------------------------------
Arizona:
                                     $     124,765    $     120,351   $      96,453   $      76,013    $      63,019
   Commercial
   Commercial real estate                  326,951          316,661         207,035         196,286          153,870
   Residential mortgage                     43,192           41,731          31,280          34,772           33,913
   Consumer                                  4,683            8,654           5,947           5,737            6,511
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     499,591    $     487,397   $     340,715   $     312,808    $     257,313
                                    ---------------------------------------------------------------------------------
Kansas:
   Commercial                        $     152,720    $     168,543   $     170,411   $     134,683    $      93,115
   Commercial real estate                   38,584           41,065          44,398          40,074           23,862
   Residential mortgage                      2,525              200             564             480              364
   Consumer                                    222               43               -               -                -
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $     194,051    $     209,851   $     215,373   $     175,237    $     117,341
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  11,699,382    $  11,143,294   $  10,715,803   $  10,005,906    $   9,794,468
                                    ---------------------------------------------------------------------------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.4 billion and standby letters of credit which totaled $519 million at June 30, 2007. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


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

The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("FAS 157") as of January 1, 2007. FAS 157 established a single authoritative definition of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. It also nullified EITF guidance that prohibited recognition of gains at inception for derivative transactions whose fair value is estimated by modeling.

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

Derivative contracts are carried at fair value. At June 30, 2007, the fair value of derivative contracts reported as assets under these programs totaled $265 million. This included energy contracts with fair values of $203 million, interest rate contracts with fair values of $45 million and foreign exchange contracts with fair values of $15 million. The aggregate fair values of derivative contracts reported as liabilities totaled $277 million. Approximately 78% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 22% was with dealer counterparties. The maximum net exposure to any single customer or counterparty totaled $34 million.


Summary of Loan Loss Experience

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $120 million at June 30, 2007, compared with $114 million at March 31, 2007 and $105 million at June 30, 2006. These amounts represented 1.03%, 1.03% and 1.07% of outstanding loans, excluding loans held for sale, at June 30, 2007, March 31, 2007 and June 30, 2006, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 230% of outstanding balance of non-accruing loans at June 30, 2007, compared with 365% at March 31, 2007 and 337% at June 30, 2006. Non-accruing loans totaled $52 million at June 30, 2007, compared with $31 million at March 31, 2007 and June 30, 2006. Net loans charged off during the second quarter of 2007 totaled $5.8 million, up from $3.1 million in the preceding quarter and $3.8 million for the second quarter of 2006. Net charge-offs were disbursed among our operating regions and across borrowers' industries with no significant concentration in any area.

Loans with an outstanding balance of $92 million acquired from First United Bank are subject to a guaranty by the sellers through an escrow fund held in trust by Colorado State Bank and Trust. The Company will be reimbursed for up to $8 million on losses, including principal, interest and collection costs, on any acquired loans in a three-year period after the acquisition date.

The Company considers credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 18 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented to facilitate comparison with peer banks and others who have not adopted this preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts. The reserve for off-balance sheet credit losses would decrease and the reserve for loan losses would increase as outstanding commitments are funded.

------------------------------------------------------------------------------------------------------------------------------
Table 18 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 June 30,         March 31,       Dec. 31,       Sept. 30,         June 30,
                                                   2007             2007           2006            2006             2006
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     114,371     $     109,497   $     105,465  $     104,525    $     104,143
   Loans charged off:
      Commercial                                    5,454             3,123           2,202          4,550            2,523
      Commercial real estate                           57                30              87              -                -
      Residential mortgage                            300               124             465            230              363
      Consumer                                      3,000             3,110           3,113          3,319            2,995
------------------------------------------------------------------------------------------------------------------------------
      Total                                         8,811             6,387           5,867          8,099            5,881
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                    1,649             1,471           1,853          1,985              720
      Commercial real estate                           37                41               5            276                6
      Residential mortgage                             15               189              25             19               20
      Consumer                                      1,338             1,567           1,196          1,523            1,339
------------------------------------------------------------------------------------------------------------------------------
      Total                                         3,039             3,268           3,079          3,803            2,085
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               5,772             3,119           2,788          4,296            3,796
Provision for loan losses                           7,570             7,993           6,820          5,236            4,178
Additions due to acquisitions                       3,590                 -               -              -                -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     119,759     $     114,371   $     109,497  $     105,465    $     104,525
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      19,397     $      20,890   $      21,757  $      21,739    $      22,122
Provision for off-balance sheet credit losses         250            (1,493)           (867)            18             (383)
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      19,647     $      19,397   $      20,890  $      21,757    $      21,739
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       7,820     $       6,500   $       5,953  $       5,254    $       3,795
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans
    outstanding at period-end (1)                    1.03%             1.03%           1. 03%         1.06%            1. 07%
Net charge-offs (annualized)
    to average loans (1)                             0.21              0.12            0.11           0.18             0.16
Total provision for credit losses (annualized)
    to average loans (1)                             0.28              0.24            0.23           0.22             0.16
Recoveries to gross charge-offs                     34.49             51.17           52.48          46.96            35.45
Reserve for loan losses as a multiple of
    net charge-offs (annualized)                     5.19x             9.17x           9.82x          6.14x            6.88x
Reserve for off-balance sheet credit
    losses to off-balance sheet credit commitments   0.33%             0.34%           0.36%          0.40%            0.41%
Combined reserves for credit losses to
    loans outstanding at period-end (1)              1.20              1.21            1.22           1.28             1.30
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At June 30, 2007, specific impairment reserves totaled $2.9 million on total impaired loans of $44 million. Required specific impairment reserves were $2.4 million at March 31, 2007.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The ranges of potential losses for the more significant factors were:

                                          June 30, 2007                        March 31, 2007
                                         ---------------                      ----------------
General economic conditions -       $4.2 million to $8.4 million       $4.2 million to $8.4 million
Concentration in large loans   -    $1.4 million to $2.8 million       $1.4 million to $2.8 million

The provision for credit losses totaled $7.8 million for the second quarter of 2007, compared with $6.5 million for the first quarter of 2007 and $3.8 million for the second quarter of 2006. Factors considered in determining the provision for credit losses included increases in net losses and non-accruing loans during the quarter along with continued growth in outstanding loans.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $60 million at June 30, 2007, $41 million at March 31, 2007 and $39 million at June 30, 2006, is presented in Table 19. Nonperforming assets included non-accrual loans and excluded loans 90 days or more past due but still accruing interest. Non-accrual loans totaled $52 million at June 30, 2007, including $6.9 million of non-accrual loans subject to the First United Bank seller's guaranty (see Note
2). Non-accrual loans totaled $31 million at March 31, 2007 and at June 30, 2006. Newly identified non-accruing loans totaled $22 million during the second quarter of 2007 and acquisitions increased non-accruing loans $7.8 million. Newly identified non-accruing loans were disbursed among our geographic regions and across our loan portfolio. No significant concentrations were identified. Non-accruing loans decreased $5.9 million for loans charged off or foreclosed, and $4.8 million for cash payments received.


----------------------------------------------------------------------------------------------------------------------
Table 19 - Nonperforming Assets
(In thousands)
                                                   June 30,       March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2007           2007          2006         2006          2006
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    20,456   $    14,218    $    10,737  $    15,061   $    15,087
   Commercial real estate                            19,470         6,832          4,771        3,540         4,369
   Residential mortgage                              11,418         9,920         10,325        7,889         7,604
   Consumer                                             675           364            222        3,986         3,916
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            52,019        31,334         26,055       30,476        30,976
----------------------------------------------------------------------------------------------------------------------
Renegotiated loans                                      731           964          1,111        1,064             -
Other nonperforming assets                            7,664         8,414          8,486        9,322         8,257
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    60,414   $    40,712    $    35,652  $    40,862   $    39,233
----------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        230.22%       365.01%        420.25%      346.06%       337.44%
 Combined reserves for credit
    losses to nonaccrual loans                      267.99        426.91         500.43       417.45        407.62
 Nonaccrual loans to period-end loans (2)             0.45          0.28           0.24         0.31          0.32
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     4,215   $    20,623     $    5,945   $    5,076   $     9,630
----------------------------------------------------------------------------------------------------------------------

(1)  Includes residential mortgages guaranteed by agencies of the U.S.
     Government.                               $     2,028   $     1,728    $     2,233  $     1,784   $     2,310
(2) Excludes residential mortgage loans held for sale.
----------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $45 million at June 30, 2007 and $27 million at March 31, 2007. Potential problem loans by primary industry included healthcare
- $23 million, services - $14 million and real estate - $6 million.

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

Total deposits averaged $12.4 billion for the second quarter of 2007, up $314 million, or 10% annualized compared with average deposits in the first quarter of 2007. Average deposits attributed to funds management, which includes brokered deposits and public funds, increased $103 million to $1.1 billion for the second quarter. In addition, deposits provided by the Worth National Bank acquisition averaged $126 million for the second quarter of 2007. Average commercial deposits decreased $7.3 million or 1%. Average deposits attributed to consumer banking increased $17 million or 1%. Average deposits attributed to trust and private financial services increased $69 million or 19% annualized.

Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $6.4 billion for the second quarter of 2007, an annualized increase of 36% over the first quarter of 2007. Average core deposits comprised 51% of total deposits for the second quarter of 2007. Deposit accounts with balances in excess of $100,000 averaged $4.7 billion or 38% of total average deposits, down from $5.1 billion for the preceding quarter.

The distribution of deposit accounts among our principal markets is shown in Table 20.

---------------------------------------------------------------------------------------------------------------------
Table 20 - Deposits by Principal Market Area
(In thousands)
                                          June 30,       March 31,        Dec. 31,        Sept. 30,        June30,
                                           2007            2007            2006             2006            2006
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     876,671   $     877,623    $     915,101   $     868,502    $     908,034
   Interest-bearing:
     Transaction                         3,470,896       3,481,859         3,456,322      3,001,774        2,732,312
     Savings                                88,133          92,678            83,017         83,442           88,218
     Time                                2,798,719       2,556,423         2,595,890      2,621,522        2,662,770
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                6,357,748       6,130,960         6,135,229      5,706,738        5,483,300
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   7,234,419   $   7,008,583    $   7,050,330   $   6,575,240    $   6,391,334
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     626,193   $     602,315    $     640,159   $     582,014    $     638,157
   Interest-bearing:
     Transaction                         2,019,311       1,701,382         1,688,131      1,671,993        1,530,491
     Savings                                36,989          24,558            24,074         25,888           26,370
     Time                                  804,877         682,292           829,255        736,316          717,027
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,861,177       2,408,232         2,541,460      2,434,197        2,273,888
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,487,370   $   3,010,547    $   3,181,619   $   3,016,211    $   2,912,045
                                    ---------------------------------------------------------------------------------

New Mexico:
   Demand                            $     113,579   $     126,111    $     124,088   $     144,138    $     147,307
   Interest-bearing:
     Transaction                           521,154         464,569           432,342        434,521          410,166
     Savings                                17,662          17,972            16,417         16,804           16,860
     Time                                  500,443         485,662           490,460        481,993          494,426
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,039,259         968,203           939,219        933,318          921,452
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,152,838   $   1,094,314    $   1,063,307   $   1,077,456    $   1,068,759
                                    ---------------------------------------------------------------------------------

Arkansas:
   Demand                            $      11,030   $      10,980    $      12,589   $      11,914    $      11,521
   Interest-bearing:
     Transaction                            22,096          21,762            17,905         19,504           20,577
     Savings                                 1,011           1,029             1,010          1,058            1,072
     Time                                   46,597          54,687            57,446         61,966           69,418
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   69,704          77,478            76,361         82,528           91,067
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      80,734   $      88,458    $      88,950   $      94,442    $     102,588
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      42,006   $      39,821    $      48,756   $      38,264    $      45,214
   Interest-bearing:
     Transaction                           398,972         314,506          328,254         275,714          245,504
     Savings                                62,211          12,092           12,632          13,037           13,786
     Time                                  549,676         502,880          485,200         421,841          379,239
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,010,859         829,478          826,086         710,592          638,529
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,052,865   $     869,299    $     874,842   $     748,856    $     683,743
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      31,196   $      29,461    $      39,352   $      62,234    $      73,696
   Interest-bearing:
     Transaction                            74,892          67,364           73,729          74,786           67,841
     Savings                                 1,233           1,367            1,978           2,408            2,702
     Time                                   11,563          10,018            6,574           4,549            4,077
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   87,688          78,749           82,281          81,743           74,620
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     118,884   $     108,210    $     121,633   $     143,977    $     148,316
                                    ---------------------------------------------------------------------------------

Kansas:
   Demand                            $       1,081   $         325    $          14   $           -    $          -
   Interest-bearing:
     Transaction                             1,356             670              287               -               -
     Savings                                    12              11                2               -               -
     Time                                   32,695          28,166            5,721               -               -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   34,063          28,847            6,010               -               -
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $      35,144   $      29,172    $       6,024   $           -    $          -
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  13,162,254   $  12,208,583    $   12,386,705  $  11,656,182    $  11,306,785
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain banks that expires in December 2010. There was no outstanding principal balance on this credit agreement at June 30, 2007. Interest is based on LIBOR plus a defined margin that is determined by the Company's credit rating or a base rate. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.375%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at June 30, 2007.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. After issuing dividends in the second quarter of 2007 to fund acquisitions, the subsidiary banks could declare up to $35 million of dividends based on the most restrictive limitations without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $18 million under this policy.

Equity capital for BOK Financial totaled $1.8 billion at June 30, 2007, up $10 million during the quarter. Retained earnings, net income less cash dividends provided $40 million of the increase. Accumulated other comprehensive losses increased $33 million due primarily to net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $4 million during the second quarter of 2007.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase programs may be suspended or discontinued at any time without prior notice. During the second quarter of 2007, the Company repurchased 18,783 common shares at an average price of $51.49 per share. The Company may repurchase 1.7 million common shares in the future under this program.

Cash dividends of $13.5 million or $0.20 per common share were paid during the second quarter of 2007. On July 31, 2007 the Board of Directors approved quarterly cash dividend of $0.20 per common share. The dividend will be payable on or about August 30, 2007 to shareholders of record on August 15, 2007.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definition of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 21.

--------------------------------------------------------------------------------------------------------------------
Table 21 - Capital Ratios                    June 30,       March 31,       Dec. 31,      Sept. 30,     June 30,
                                               2007            2007           2006          2006          2006
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.61%           9.71%          9.67%          9.62%         9.49%
Risk-based capital:
  Tier 1 capital                               9.12            9.97           9.78           9.99         10.00
  Total capital                               12.36           11.76          11.58          12.07         12.14
Leverage                                       8.30            8.95           8.79           8.88          8.74


During the second quarter of 2007, Bank of Oklahoma issued $250 million of subordinated debt due May 15, 2017. Interest on this debt is based on a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt, which qualifies as Tier 2 regulatory capital, was used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

Off-Balance Sheet Arrangements

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase of Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price over the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The final anniversary date of this guarantee is October 25, 2007. The maximum annual number of shares subject to this guarantee is 210,069. The price guarantee is non-transferable and non-cumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guarantee. The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on June 30, 2007 was $53.42 per share.

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

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. During the second quarter of 2007, net interest revenue was reduced by $2.1 million from periodic settlements of these contracts. Net interest revenue was decreased by $2.1 million from periodic settlements of these contracts in the second quarter of 2006. These contracts are carried on the balance sheet at fair value and changes in fair value are reporting in income as derivatives gains or losses. Net losses of $183 thousand and $172 thousand were recognized in the second quarters of 2007 and 2006, respectively, from adjustments of these swaps and hedged liabilities to fair value. Credit risk from interest rate swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 22 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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


Table 22 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                      200 bp Increase                200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2007         2006            2007          2006             2007         2006
                                 --------------------------    ---------------------------    -------------------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $ (3,335)     $ (4,269)      $     764     $   6,052         $     567      $  (501)
                                      (0.6)%        (0.8)%           0.1%          1.1%              0.1%        (0.1)%
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

VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At June 30, 2007, the VAR was $558 thousand. The greatest value at risk during the quarter was $1.2 million.


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

----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                               June 30,
                                                                  2007             2006                2007                2006
                                                               -------------------------------------------------------------------
Interest Revenue
Loans                                                       $    224,215    $    180,999        $     437,040      $      346,926
Taxable securities                                                60,223          56,632              117,817             111,678
Tax-exempt securities                                              2,922           2,173                5,950               4,382
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
   Total securities                                               63,145          58,805              123,767             116,060
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Trading securities                                                   401             229                  865                 393
Funds sold and resell agreements                                     924             407                1,589                 646
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
   Total interest revenue                                        288,685         240,440              563,261             464,025
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Interest Expense
Deposits                                                         102,059          80,026              199,931             152,880
Borrowed funds                                                    44,889          34,378               87,552              62,868
Subordinated debentures                                            6,824           4,930               12,027               9,845
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
   Total interest expense                                        153,772         119,334              299,510             225,593
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Net Interest Revenue                                             134,913         121,106              263,751             238,432
Provision for Credit Losses                                        7,820           3,795               14,320               7,195
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Net Interest Revenue After Provision for Credit Losses           127,093         117,311              249,431             231,237
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Other Operating Revenue
Brokerage and trading revenue                                     13,317          12,597               26,599              25,953
Transaction card revenue                                          22,917          19,951               43,101              38,459
Trust fees and commissions                                        19,458          17,751               38,453              35,696
Deposit service charges and fees                                  26,797          26,341               51,395              50,327
Mortgage banking revenue                                           6,682           7,195               13,222              13,984
Bank-owned life insurance                                          2,525              32                4,924                  95
Other revenue                                                      7,096          10,037               13,086              19,316
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Total fees and commissions                                        98,792          93,904              190,780             183,830
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Gain (loss) on sales of assets                                      (348)           (269)                 346                 772
Loss on securities, net                                           (6,262)         (2,583)              (6,825)             (3,804)
Loss on derivatives, net                                            (183)           (172)                (112)               (481)
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Total other operating revenue                                     91,999          90,880              184,189             180,317
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Other Operating Expense
Personnel                                                         81,882          72,369              160,611             143,601
Business promotion                                                 5,391           4,802                9,961               9,605
Professional fees and services                                     5,963           4,362               10,837               8,276
Net occupancy and equipment                                       13,860          13,199               27,066              26,225
Data processing and communications                                18,402          16,157               35,376              33,152
Printing, postage and supplies                                     4,179           4,001                8,148               7,906
Net losses and operating expenses of repossessed  assets             192              54                  399                 273
Amortization of intangible assets                                  1,443           1,359                2,579               2,729
Mortgage banking costs                                             2,987           2,839                5,931               5,926
Change in fair value of mortgage servicing rights                 (5,061)         (3,613)              (3,897)            (10,694)
Other expense                                                      6,721           6,598               11,460              12,507
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Total other operating expense                                    135,959         122,127              268,471             239,506
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Income Before Taxes                                               83,133          86,064              165,149             172,048
Federal and state income tax                                      29,270          31,080               58,493              62,316
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------
Net Income                                                  $     53,863    $     54,984        $     106,656       $     109,732
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- -----------

Earnings Per Share:
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
   Basic                                                    $       0.80    $       0.82        $        1.59       $        1.64
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------
   Diluted                                                  $       0.80    $       0.82        $        1.58       $        1.63
--------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- ------------

Average Shares Used in Computation:
--------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- ------------
   Basic                                                       67,116,902      66,775,117           67,099,752          66,745,422
--------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- ------------
   Diluted                                                     67,606,330      67,317,681           67,589,146          67,289,335
--------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- ------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                    June 30,       December 31,         June 30,
                                                                      2007             2006               2006
                                                                  --------------------------------------------------
                                                                   (Unaudited)      (Footnote 1)       (Unaudited)
Assets
Cash and due from banks                                        $      596,827    $      775,376    $      618,064
Funds sold and resell agreements                                       50,635            21,950            25,469
Trading securities                                                     30,977            37,076            25,702
Securities:
  Available for sale                                                4,699,735         4,293,938         4,728,434
  Available for sale securities pledged to creditors                  339,231           361,123                 -
  Investment (fair value:  June 30, 2007 - $257,455;
    December 31, 2006 - $246,608;
    June 30, 2006 - $217,319)                                         265,507           248,689           223,411
  Mortgage trading securities                                         133,967           162,837            82,983
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,438,440         5,066,587         5,034,828
--------------------------------------------------------------------------------------------------------------------
Loans                                                              11,699,382        10,715,803         9,794,468
Less reserve for loan losses                                         (119,759)         (109,497)         (104,525)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            11,579,623        10,606,306         9,689,943
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           241,579           188,041           177,142
Accrued revenue receivable                                            160,595           118,236           100,138
Intangible assets, net                                                377,957           258,060           260,293
Mortgage servicing rights, net                                         74,067            65,946            73,103
Real estate and other repossessed assets                                7,664             8,486             8,257
Bankers' acceptances                                                   31,702            43,613            30,430
Derivative contracts                                                  264,845           284,239           414,367
Cash surrender value of bank-owned life insurance                     224,250           212,230             7,744
Other assets                                                          268,221           373,478           458,605
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   19,347,382    $   18,059,624    $   16,924,085
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,701,756    $    1,780,059    $    1,823,929
Interest-bearing deposits:
  Transaction                                                       6,508,677         5,996,970         5,006,891
  Savings                                                             207,251           139,130           149,008
  Time                                                              4,744,570         4,470,546         4,326,957
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   13,162,254        12,386,705        11,306,785
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,317,846         2,348,516         2,342,339
Other borrowings                                                      888,362           593,731           727,726
Subordinated debentures                                               547,896           297,800           290,522
Accrued interest, taxes and expense                                   104,224           104,752            74,580
Bankers' acceptances                                                   31,702            43,613            30,430
Due on unsettled security transactions                                 71,838           107,420             3,335
Derivative contracts                                                  283,286           298,679           437,182
Other liabilities                                                     144,066           157,386           128,176
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         17,551,474        16,338,602        15,341,075
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized;
  shares issued and outstanding: June 30, 2007 - 69,025,829;
  December 31, 2006 - 68,704,575; June 30, 2006 - 68,291,976)               4                 4                 4
Capital surplus                                                       703,682           688,861           670,662
Retained earnings                                                   1,248,830         1,166,994         1,083,819
Treasury stock (shares at cost:  June 30, 2007 -  1,745,722;
  December 31, 2006 - 1,636,825;
  June 30, 2006 - 1,451,735)                                          (67,081)          (61,393)          (51,780)
Accumulated other comprehensive loss                                  (89,527)          (73,444)         (119,695)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,795,908         1,721,022         1,583,010
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   19,347,382    $   18,059,624    $   16,924,085
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                          Accumulated
                                            Other
                          Common Stock   Comprehensive  Capital  Retained    Treasury Stock
                        -----------------                                  --------------------
                         Shares   Amount     Loss       Surplus  Earnings   Shares    Amount      Total
                       --------------------------------------------------------------------------------------
Balances at
  December 31, 2005      67,905   $    4  $ (67,811) $ 656,579   $990,422   1,202    $ (40,040) $1,539,154
Effect of implementing
   FAS 156, net of income
   taxes                      -        -          -          -        383       -            -         383
Comprehensive income:
  Net income                  -        -          -          -    109,732       -            -     109,732
  Other comprehensive
     income, net of  tax (1)  -        -    (51,884)         -          -       -            -     (51,884)
                                                                                                 ------------
    Comprehensive income                                                                           57,848
                                                                                                 ------------
Treasury stock purchase       -        -          -          -          -     169       (8,019)     (8,019)
Exercise of stock options   387        -          -      9,423          -      81       (3,721)      5,702
Tax benefit on
exercise of stock options     -        -          -      1,518          -       -            -       1,518
Stock-based compensation      -        -          -      3,142          -       -            -       3,142
Cash dividends on
  common stock                -        -          -          -    (16,718)      -            -    (16,718)
-------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2006        68,292   $    4  $(119,695) $ 670,662 $1,083,819   1,452     $(51,780) $1,583,010
-------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2006      68,705   $    4  $ (73,444) $ 688,861 $1,166,994   1,637     $(61,393) $1,721,022
Effect of
   implementing FAS
   157, net of income taxes   -        -          -          -       (679)      -            -        (679)
Effect of
   implementing FIN 48        -        -          -         -        (609)      -            -        (609)
Comprehensive income:
   Net income                 -        -          -         -     106,656       -            -     106,656
   Other comprehensive
     income, net of tax (1)   -        -    (16,083)        -           -       -            -     (16,083)
                                                                                                -------------
    Comprehensive income                                                                           90,573
                                                                                                -------------
Treasury stock purchase       -        -          -          -          -      44    (2,223)        (2,223)
Exercise of stock options   321        -          -      9,571          -      65    (3,465)         6,106
Tax benefit on exercise of
   stock options              -        -          -      1,423          -       -         -          1,423
Stock-based compensation      -        -          -      3,828          -       -         -          3,828
Cash dividends on
   common stock               -        -          -          -    (23,533)      -         -        (23,533)
-------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2007        69,026   $    4  $ (89,527) $ 703,683 $1,248,829   1,746  $(67,081)    $1,795,908
-------------------------------------------------------------------------------------------------------------

(1)                                          June 30, 2007      June 30, 2006
                                             -------------      -------------
Changes in other comprehensive loss:
  Unrealized losses on securities               $ (32,306)         $(84,970)
  Unrealized gains (losses) on cash flow hedges       658              (183)
  Tax benefit on unrealized losses                 11,143            30,843
  Reclassification adjustment for losses
    realized and included in net income             6,825             3,804
  Reclassification adjustment for tax
    benefit on realized losses                     (2,403)           (1,378)
                                           ------------------------------------
Net change in other comprehensive loss          $ (16,083)         $(51,884)
                                           ------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                         Six Months Ended June 30,
                                                                              ---------------------------------------------
                                                                                      2007                      2006
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    106,656            $    109,732
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                         14,320                   7,195
  Change in fair value of mortgage servicing rights                                   (3,897)                (10,694)
  Unrealized (gains) losses from derivatives                                          (3,332)                  5,710
  Tax benefit on exercise of stock options                                            (1,423)                 (1,518)
  Change in bank-owned life insurance                                                (12,020)                  1,535
  Stock-based compensation                                                             4,936                   4,958
  Depreciation and amortization                                                       18,448                  19,671
  Net accretion of securities discounts and premiums                                     474                  (4,908)
  Net (gain) loss on sale of assets                                                      660                  (2,643)
  Mortgage loans originated for resale                                              (242,089)               (360,820)
  Proceeds from sale of mortgage loans held for resale                               227,007                 374,165
  Change in trading securities, including mortgage trading securities                 35,683                 (75,060)
  Change in accrued revenue receivable                                               (53,071)                   (264)
  Change in other assets                                                              31,918                 (20,147)
  Change in accrued interest, taxes and expense                                         (528)                (17,639)
  Change in other liabilities                                                        (53,114)                  2,188
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             70,628                  31,461
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   39,775                  39,405
  Proceeds from maturities of available for sale securities                          595,664                 258,666
  Purchases of investment securities                                                 (56,670)                (18,240)
  Purchases of available for sale securities                                      (1,483,082)               (408,732)
  Proceeds from sales of investment securities                                             -                     447
  Proceeds from sales of available for sale securities                               495,026                 142,073
  Loans originated or acquired net of principal collected                           (575,558)               (735,081)
  Payments on derivative asset contracts                                             (21,391)                (28,228)
  Net change in other investment assets                                               11,694                     978
  Proceeds from disposition of assets                                                 45,593                  77,469
  Purchases of assets                                                                (37,503)                (24,848)
  Cash and equivalents of subsidiaries and branches acquired and sold, net           (47,258)                      -
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (1,033,710)               (696,091)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           149,644                (297,430)
  Net change in time deposits                                                        124,439                 233,133
  Net change in other borrowings                                                     254,606                 677,856
  Proceeds from derivative liability contracts                                        27,503                  27,305
  Net change in derivative margin accounts                                            62,221                  (9,412)
  Change in amount receivable (due) on unsettled security transactions               (35,582)                 (5,094)
  Issuance of common and treasury stock, net                                           6,102                   5,702
  Issuance of subordinated debenture, net                                            248,618                       -
  Tax benefit on exercise of stock options                                             1,423                   1,518
  Repurchase of common stock                                                          (2,223)                 (8,019)
  Dividends paid                                                                     (23,533)                (16,718)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            813,218                 608,841
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (149,864)                (55,789)
Cash and cash equivalents at beginning of period                                     797,326                 699,322
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    647,462            $    643,533
---------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $    294,475            $    224,281
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     53,590            $     61,868
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $      4,082            $      3,195
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

The Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective January 1, 2007. FIN 48 requires that an uncertain tax position must be more likely than not of being upheld upon audit by the taxing authority for the benefit to be recognized. The benefit of uncertain tax positions that do not meet this criterion may not be recognized. In addition, FIN 48 requires that the amount of tax benefit that may be recognized for uncertain positions that meet the recognition criterion shall consider the amounts and probabilities of outcomes that could be realized upon settlement. BOK Financial recognized a $609 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, total unrecognized tax benefits were $12.6 million, including the amount recognized in retained earnings. These unrecognized tax benefits, if recognized in the future, could affect the effective tax rate. Interest and penalties accrued related to unrecognized tax benefits are included in income tax expense. As of January 1, 2007, the Company had $2 million total interest and penalties accrued. Federal statute remains open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods. The IRS intends to audit the 2005 consolidated United States income tax return for Worth Bancorporation Inc. The Company purchased Worth on May 31, 2007. The Company does not believe that the outcome of this examination will have a material impact on its financial statements, including total unrecognized tax benefits.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") during the first quarter of 2007. The purpose of FAS 159 is to increase the use of fair value measurements in financials statements and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 permits financial statement issuers an option to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on assets and liabilities measured at fair value are reported in earnings. The option to measure eligible assets and liabilities is applied on an instrument-by-instrument basis, is irrevocable and is applied to the entire instrument. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and may be adopted as of a fiscal year that begins on or before November 15, 2007, subject to certain conditions. The Company expects to adopt FAS 159 as required on January 1, 2008. The effect of FAS 159 on the Company's financial statements has not yet been determined.


(2) Acquisitions

On May 31, 2007, BOK Financial paid $127 million in cash for all the outstanding stock of Texas-based Worth Bancorporation. Worth had total assets of approximately $410 million, including net loans of $281 million, and total deposits of $369 million and five branches in the Fort Worth market. A preliminary allocation of the purchase price to the net assets acquired is as follows (in thousands):

Cash and cash equivalents                 $   45,238
Funds sold                                    41,325
Securities                                    22,676
Loans                                        284,039
Less reserve for loan losses                  (3,528)
                                         ----------------
Loans, net of reserve                        280,511
Premises and equipment, net                    6,214
Core deposit premium                          13,741
Other assets                                  15,029
                                         ----------------
Total assets acquired                        424,734
                                         ----------------
Deposits                                     369,343
Other borrowings                               7,217
Other liabilities                              8,759
                                         ----------------
Net assets acquired                           39,415
Less purchase price                          127,067
                                         ----------------
Goodwill                                   $  87,652
                                         ----------------


On June 18, 2007, BOK Financial paid $43 million in cash for all the outstanding stock of Colorado-based First United Bank. First United had total assets of approximately $166 million, including loans of $94 million, and total deposits of $133 million and eleven banking locations in the Denver area. Loans acquired from First United Bank are subject to a guaranty by the sellers through an escrow fund held in trust by Colorado State Bank and Trust. The Company will be reimbursed for up to $8 million of losses, including principal, interest and collection costs, on acquired loans in a three-year period after the acquisition date. Accordingly, none of the purchase price was allocated to an allowance for loan losses. A preliminary allocation of the purchase price to the net assets acquired is as follows (in thousands):

Cash and cash equivalents                  $   4,376
Funds sold                                    32,091
Securities                                     2,245
Loans                                         93,810
Premises and equipment, net                   31,749
Other assets                                   2,050
Core deposit premium                           5,039
                                         ----------------
Total assets acquired                        171,360
                                         ----------------
Deposits                                     133,342
Other borrowings                               2,138
Other liabilities                              7,362
                                         ----------------
Net assets acquired                           28,518
Less purchase price                           42,796
                                         ----------------
Goodwill                                    $ 14,278
                                         ----------------

The results of operations of these acquisitions would not have been significant to the Company's consolidated results during the pre-acquisition periods of 2007 and 2006.

During the first quarter of 2007, the Company paid approximately $425 thousand to acquire a charter for Bank of Kansas City in order to begin full-service banking operations in Missouri. Previously, the Company's full-service banking rights were restricted to Kansas City, Kansas. The Company currently has two full-service banking locations in the Kansas City market.


(3) Fair Value Measurements

Fair value measurements as of June 30, 2007 are as follows (in thousands):

                                                           Quoted Prices
                                                             in Active        Significant
                                                            Markets for          Other         Significant
                                                             Identical         Observable     Unobservable
                                                 Total      Instruments          Inputs          Inputs
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                          $30,977        $  9,386         $21,591
    Available for sale securities             5,038,966          25,397       5,013,569
    Mortgage trading securities                 133,967                         133,967
    Mortgage servicing rights                    74,067                                          74,067 (1)
    Derivative contracts                        264,845                         264,845

   Liabilities:
    Hedged certificates of deposit              472,083                         472,083
    Derivative contracts                        283,286                         283,286

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

     o    Inputs other than quoted prices that are observable,  such as interest
          rate  and  yield  curves,   volatilities,   prepayment  speeds,   loss
          severities, credit risks and default rates;

     o    Other inputs derived from or corroborated by observable market inputs.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values.

No fair value measurements of significant assets or liabilities measured on a non-recurring basis were made during the first half of 2007. Assets measured on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments and goodwill, which is based on significant unobservable inputs.

(4) Derivatives

The fair values of derivative contracts at June 30, 2007 are as follows (in thousands):

                                                  Assets       Liabilities
                                              ----------- --- ------------
   Customer Risk Management Programs:
         Interest rate contracts                 $45,319         $48,713
         Energy contracts                        202,751         212,003
         Agriculture contracts                       966             910
         Foreign exchange contracts               14,786          14,786
         CD options                                1,022           1,022
--------------------------------------------- ----------- --- ------------
     Total Customer Derivatives                  264,844         277,434

   Interest Rate Risk Management Programs              1           5,852
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts                 $264,845        $283,286
--------------------------------------------- ----------- --- ------------


(5) Mortgage Banking Activities

At June 30, 2007, BOK Financial owned the rights to service 58,390 mortgage loans with outstanding principal balances of $5.3 billion, including $566 million serviced for affiliates. The weighted average interest rate and remaining term was 6.13% and 277 months, respectively.

In the first quarter of 2007, the Company paid approximately $3.6 million to acquire the rights to service approximately $270 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

For the three and six months ended June 30, 2007, mortgage banking revenue includes servicing fee income of $4.3 million and $8.5 million, respectively. For the three and six months ended June 30, 2006, mortgage banking revenue includes servicing income of $4.2 million and $8.3 million, respectively.

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

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 2007 is as follows (in thousands):

                                               Capitalized Mortgage Servicing Rights
                                             ------------------------------------------

                                                Purchased    Originated       Total
                                             --------------- ------------ -------------

Balance at December 31, 2006                 $    12,813   $    53,133   $    65,946
Additions, net                                     3,614         5,915         9,529
Change in fair value due to loan runoff           (1,214)       (4,091)       (5,305)
Change in fair value due to market changes           747         3,150         3,897
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at June 30, 2007                     $    15,960   $    58,107   $    74,067
-------------------------------------------- -- ---------- -- ---------- -- -----------

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                              June 30, 2007        December 31, 2006
                                                        ---------------------     --------------------
Discount rate - risk-free rate plus a market premium             10.16%                   9.91%

Prepayment rate - based upon loan interest rate,
  original term and loan type                                 8.2% - 15.2%             8.7% - 18.0%

Loan servicing costs - annually per loan based upon
  loan type                                                    $41 - $58                $41 - $58

Escrow earnings rate - indexed to rates paid on deposit
  accounts with comparable average life                           5.40%                    5.49%


Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at June 30, 2007 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                      $16,093          $39,684         $14,421       $3,869        $74,067
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)  $1,054,300       $2,501,300        $937,500     $221,800     $4,714,900
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $566 million for loans serviced for affiliates and $46 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(6)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                                Six Months Ended June 30,
                                           ----------------------------------
                                               2007                2006
                                           --------------     ---------------
Proceeds                                $      495,026     $      142,073
Gross realized gains                             1,015                705
Gross realized losses                           (2,412)              (115)
Related federal and state income
   tax expense (benefit)                          (495)               214


(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized no periodic pension cost during the six months ended June 30, 2007. During the six months ended June 30, 2006, net periodic pension cost was approximately $1.8 million.

The Company made no Pension Plan contributions during the first half of 2007. During the first half of 2006, the Company made Pension Plan contributions totaling $2.8 million, which funded the remaining maximum contribution for 2005 permitted under applicable regulations.

Management has been advised that no minimum contribution will be required for 2007. The maximum allowable contribution for 2007 has not yet been determined.

(8) Shareholders' Equity

On August 1, 2007, the Board of Directors of BOK Financial Corporation approved a $0.20 per share quarterly common stock dividend. The quarterly dividend will be payable on or about August 30, 2007 to shareholders of record on August 15, 2007.

Dividends declared during the three and six month periods ended June 30, 2007 were $0.20 per share and $0.35 per share, respectively. Dividends declared during the three and six month periods ended June 30, 2006 were $0.15 per share and $0.25 per share, respectively.


(9)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended         Six Months Ended
                                                          -----------------------------------------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                               2007         2006        2007          2006
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  53,863    $  54,984   $  106,656   $  109,732
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        67,116,902   66,775,117   67,099,752   66,745,422
   Effect of dilutive potential common shares:
     Employee stock compensation plans (1)                    489,428      542,564      489,394      543,913
---------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,606,330   67,317,681   67,589,146   67,289,335
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.80      $  0.82      $  1.59      $  1.64
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.80      $  0.82      $  1.58      $  1.63
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                 850,926      136,813      811,184      867,761


(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2007 is as follows (in thousands):

                                                  Net            Other          Other
                                                Interest       Operating       Operating           Net         Average
                                                Revenue        Revenue(1)       Expense          Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      272,277  $      190,660  $      256,073   $     119,021  $   19,366,203
Unallocated items:
   Tax-equivalent adjustment                        4,154               -               -           4,154               -
   Funds management and other                     (12,680)            466          12,398        (16,519)      (1,081,887)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      263,751  $      191,126  $      268,471   $     106,656  $   18,284,316
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2007 is as follows (in thousands):

                                                  Net            Other          Other
                                                Interest       Operating       Operating           Net         Average
                                                Revenue        Revenue(1)       Expense          Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      137,892  $       99,583  $      130,145   $      59,203  $   19,631,700
Unallocated items:
   Tax-equivalent adjustment                        2,069               -               -           2,069               -
   Funds management and other                      (5,048)         (1,139)          5,814          (7,409)     (1,002,238)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      134,913  $       98,444  $      135,959   $      53,863  $   18,629,462
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2006 is as follows (in thousands):

                                                  Net            Other          Other
                                                Interest       Operating       Operating           Net         Average
                                                Revenue        Revenue(1)       Expense          Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      244,623  $      183,291  $      226,344   $     118,760  $   16,988,161
Unallocated items:
   Tax-equivalent adjustment                        3,162               -               -           3,162               -
   Funds management and other                      (9,353)          1,311          13,162         (12,190)       (549,984)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      238,432  $      184,602  $      239,506   $     109,732  $   16,438,177
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2006 is as follows (in thousands):

                                                  Net            Other          Other
                                                Interest       Operating       Operating           Net         Average
                                                Revenue        Revenue(1)       Expense          Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      124,729  $       93,010  $      116,281   $      58,995  $   17,167,731
Unallocated items:
   Tax-equivalent adjustment                        1,640               -               -           1,640               -
   Funds management and other                      (5,263)            625           5,846          (5,651)       (603,441)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      121,106  $       93,635  $      122,127   $      54,984  $   16,564,290
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


(11)  Contingent Liabilities

AXIA Investment Management, Inc. ("AXIA"), a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the American Performance Funds ("AP Funds"). AP Funds is a diversified, open-ended investment company established in 1987 as a business trust under the Investment Company Act of 1940 (the "1940 Act"). AP Fund's products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 98% of AP Fund's assets of $3.6 billion are held for BOK Financial's clients.

On October 10, 2006, the Securities and Exchange Commission (the "SEC") started a special examination of AXIA. The examination is focused on the BISYS Fund Services Ohio, Inc. ("BISYS") marketing assistance agreements with AXIA that were terminated in 2004. In September 2006, BISYS settled the SEC's two-year investigation of it by consenting to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" (1) the investment advisors to 27 different families of mutual funds to violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (2) the investment advisors to the 27 fund families to violate provisions of the 1940 Act that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC, and (3) the 27 fund families to violate provisions of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan ("the SEC BYSIS Order"). AXIA is one of the 27 advisors and the AP Funds one of the mutual fund families to which the SEC referred. AXIA is not bound by the SEC BISYS Order and disagrees with its findings as they relate to AXIA.

On May 4, 2007, the AP Funds demanded AXIA and/or BISYS refund to the AP Funds $8.1 million (with interest) and reimburse the expenses of the AP Funds'
investigation of this matter (which expenses are in excess of $1 million) or justify the appropriateness of $8.1 million of marketing arrangement expenditures. The AP Funds further indicated that the foregoing demand was in respect of the period from 1997 to 2004, and that it may seek further reimbursement from AXIA and/or BISYS for periods before 1997. BOK Financial examined the expenditures procured by AXIA pursuant to the questioned marketing arrangements and paid or tendered for payment $1.7 million for expenses which were or could be argued to have been improperly charged to the marketing arrangements.

Although AXIA believes the Committee's claims against it are without merit, it is in active settlement discussions regarding this matter. Any settlement with the Committee would not be binding on the SEC. BOK Financial does not expect the examination, a settlement with the Committee, or any action the SEC may take based upon the examination to have a material adverse effect on the Company.

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

As of June 30, 2007, outstanding commitments and letters of credit were as follows (in thousands):

                                               June 30,
                                                2007
                                            --------------
Commitments to extend credit                $ 5,418,538
Standby letters of credit                       518,923
Commercial letters of credit                     18,334

-------------------------------------------------------------------------------------------------------------------------------
Six Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                             Six Months Ended
                                          -------------------------------------------------------------------------------------
                                                         June 30, 2007                              June 30, 2006
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   4,908,738   $   117,839       4.86%     $   4,822,591   $   111,678      4.68%
  Tax-exempt securities (3)                     338,834         9,415       5.90            267,746         6,950      5.35
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,247,572       127,254       4.90          5,090,337       118,628      4.71
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             31,264         1,000       6.45             20,216           496      4.95
  Funds sold and resell agreements               61,397         1,589       5.22             26,645           646      4.89
  Loans (2)                                  11,116,881       437,572       7.94          9,319,358       347,417      7.52
     Less reserve for loan losses               115,809             -       -               105,756             -      -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      11,001,072       437,572       8.02          9,213,602       347,417      7.60
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 16,341,305       567,415       7.01         14,350,800       467,187      6.57
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,943,011                                   2,087,377
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  18,284,316                               $  16,438,177
-------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,257,933        94,609       3.05%     $   5,340,281        66,004      2.49%
  Savings deposits                              150,952           741       0.99            154,370           683      0.89
  Time deposits                               4,463,961       104,581       4.72          4,191,737        86,193      4.15
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        10,872,846       199,931       3.71          9,686,388       152,880      3.18
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 2,633,821        66,694       5.11          1,926,164        44,179      4.63
  Other borrowings                              767,634        20,858       5.48            783,106        18,689      4.81
  Subordinated debentures                       354,657        12,027       6.84            294,124         9,845      6.75
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      14,628,958       299,510       4.13         12,689,782       225,593      3.58
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,346,620                                   1,480,087
  Other liabilities                             542,505                                     708,299
  Shareholders' equity                        1,766,233                                   1,560,009
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
      equity                              $  18,284,316                               $  16,438,177
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                     267,905       2.88%                         241,594      2.99%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                  3.31                                       3.40
     Less tax-equivalent adjustment (1)                         4,154                                       3,162
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          263,751                                     238,432
Provision for credit losses                                    14,320                                       7,195
Other operating revenue                                       184,189                                     180,317
Other operating expense                                       268,471                                     239,506
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           165,149                                     172,048
Federal and state income tax                                   58,493                                      62,316
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   106,656                                 $   109,732
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $      1.59                                 $      1.64
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      1.58                                 $      1.63
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2007                               March 31, 2007
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   5,014,231   $    60,244       4.85%    $   4,802,768   $    57,595       4.86%
  Tax-exempt securities (3)                     354,956         4,613       5.73           322,202         4,802       6.09
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,369,187        64,857       4.90         5,124,970        62,397       4.93
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             32,897           481       5.86            29,613           519       7.11
  Funds sold and resell agreements               67,057           924       5.53            55,674           665       4.84
  Loans (2)                                  11,338,140       224,492       7.94        10,893,163       213,080       7.93
    Less reserve for loan losses                118,505             -         -            113,379             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      11,219,635       224,492       8.03        10,779,784       213,080       8.02
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 16,688,776       290,754       7.00        15,990,041       276,661       7.02
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       1,940,686                                  1,949,917
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  18,629,462                              $  17,939,958
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,414,014   $    48,242       3.02%    $   6,100,117   $    46,367       3.08%
  Savings deposits                              158,718           377       0.95           143,101           364       1.03
  Time deposits                               4,507,053        53,440       4.76         4,420,390        51,141       4.69
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,079,785       102,059       3.69        10,663,608        97,872       3.72
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,627,230        33,129       5.06         2,640,485        33,565       5.16
  Other borrowings                              866,096        11,760       5.45           668,078         9,098       5.52
  Subordinated debentures                       410,883         6,824       6.66           297,806         5,203       7.09
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      14,983,994       153,772       4.12        14,269,977       145,738       4.14
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,295,930                                  1,397,874
  Other liabilities                             558,792                                    530,659
  Shareholders' equity                        1,790,746                                  1,741,448
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
      equity                              $  18,629,462                              $  17,939,958
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    136,982       2.88%                    $    130,923        2.88%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.31                                         3.32
   Less tax-equivalent adjustment (1)                           2,069                                      2,085
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          134,913                                    128,838
Provision for credit losses                                     7,820                                      6,500
Other operating revenue                                        91,999                                     92,190
Other operating expense                                       135,959                                    132,512
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            83,133                                     82,016
Federal and state income tax                                   29,270                                     29,223
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    53,863                                $    52,793
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.80                                $      0.79
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.80                                $      0.78
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2006                      September 30, 2006                        June 30, 2006
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,745,619  $    56,264       4.69%  $   4,694,588   $    54,589       4.63% $   4,783,280  $    56,632       4.75%
        318,969        4,435       5.52         306,170         4,187       5.43        273,305        3,485       5.12
-------------------------------------------------------------------------------------------------------------------------
      5,064,588       60,699       4.74       5,000,758        58,776       4.68      5,056,585       60,117       4.77
-------------------------------------------------------------------------------------------------------------------------
         22,668          322       5.64          21,721           226       4.13         23,672          287       4.86
         39,665          546       5.46          51,518           649       5.00         32,048          407       5.09
     10,361,841      207,322       7.94       9,813,602       197,665       7.99      9,472,309      181,269       7.68
        108,377            -         -          106,474             -         -         106,048            -         -
-------------------------------------------------------------------------------------------------------------------------
     10,253,464      207,322       8.02       9,707,128       197,665       8.08      9,366,261      181,269       7.76
-------------------------------------------------------------------------------------------------------------------------
     15,380,385      268,889       6.93      14,781,125       257,316       6.91     14,478,566      242,080       6.71
-------------------------------------------------------------------------------------------------------------------------
      2,158,647                               2,049,998                               2,085,724
-------------------------------------------------------------------------------------------------------------------------
  $  17,539,032                           $  16,831,123                           $  16,564,290
-------------------------------------------------------------------------------------------------------------------------


  $   5,768,216  $    43,411       2.99%  $   5,458,280   $    39,571       2.88% $   5,353,413  $    34,875       2.61%
        139,796          365       1.04         146,276           360       0.98        153,200          353       0.92
      4,417,427       51,781       4.65       4,314,672        48,540       4.46      4,220,204       44,798       4.26
-------------------------------------------------------------------------------------------------------------------------
     10,325,439       95,557       3.67       9,919,228        88,471       3.54      9,726,817       80,026       3.30
-------------------------------------------------------------------------------------------------------------------------

      2,584,354       33,736       5.18       2,138,749        27,568       5.11      2,118,211       25,696       4.87
        586,743        8,128       5.50         750,247        10,253       5.42        684,431        8,682       5.09
        298,427        5,225       6.95         293,146         5,210       7.05        292,474        4,930       6.76
-------------------------------------------------------------------------------------------------------------------------
     13,794,963      142,646       4.10      13,101,370       131,502       3.98     12,821,933      119,334       3.73
-------------------------------------------------------------------------------------------------------------------------
      1,481,455                               1,453,163                               1,474,835
        566,128                                 657,269                                 695,418
      1,696,486                               1,619,321                               1,572,104
-------------------------------------------------------------------------------------------------------------------------
  $  17,539,032                           $  16,831,123                           $  16,564,290
-------------------------------------------------------------------------------------------------------------------------
                 $    126,243      2.83%                  $    125,814      2.93%                $    122,746      2.98%


                                   3.25                                     3.38                                   3.40
                       1,965                                    1,836                                  1,640
-------------------------------------------------------------------------------------------------------------------------
                     124,278                                  123,978                                121,106
                       5,953                                    5,254                                  3,795
                      93,723                                   97,583                                 90,880
                     133,991                                  138,810                                122,127
-------------------------------------------------------------------------------------------------------------------------
                      78,057                                   77,497                                 86,064
                      27,472                                   24,837                                 31,080
-------------------------------------------------------------------------------------------------------------------------
                 $    50,585                              $    52,660                            $    54,984
-------------------------------------------------------------------------------------------------------------------------


                 $      0.76                              $      0.79                            $      0.82
-------------------------------------------------------------------------------------------------------------------------
                 $      0.75                              $      0.78                            $      0.82
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2007.


------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

                           Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares      Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
         Period           Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

April 1, 2007 to               10,249         $51.67                     8,783                            1,687,540
April 30, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

May 1, 2007 to    May           2,744         $52.00                     2,500                            1,685,040
31, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

June 1, 2007 to                14,830         $52.04                     7,500                            1,677,540
June 30, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                          27,823                                   18,783
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of June 30, 2007, the Company had repurchased 322,460 shares under the new plan.

(2)  The Company routinely repurchases mature shares from employees to cover the
     exercise  price  and  taxes  in  connection   with  employee  stock  option
     exercises.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on April 24, 2007 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on one matter: (i) to fix the number of directors to be elected at nineteen (19) and to elect nineteen
(19) persons as directors for a term of one year or until their successors have been elected and qualified. The shareholders approved this matter by the following votes:

(i) Election of nineteen (19) directors for a term of one year:

                                                             Votes
                                                           Withheld/
                                         Votes For          Against
                                      ----------------- -----------------

              Gregory S. Allen           64,254,490           244,360
              C. Fred Ball, Jr.          62,877,796         1,621,054
              Sharon J. Bell             64,319,209           179,641
              Peter C. Boylan III        64,229,833           269,017
              Chester Cadieux III        63,248,470         1,250,380
              Joseph W. Craft III        64,408,659            90,191
              William E. Durrett         64,315,344           183,506
              Robert G. Greer            62,869,184         1,629,666
              David F. Griffin           64,347,587           151,263
              V. Burns Hargis            62,876,951         1,621,899
              E. Carey Joullian IV       61,643,856         2,854,994
              George B. Kaiser           62,360,002         2,138,848
              Judith Z. Kishner          64,408,969            89,881
              Thomas L. Kivisto          63,469,383         1,029,467
              David L. Kyle              64,249,223           249,627
              Robert J. LaFortune        64,314,729           184,121
              Stanley A. Lybarger        62,870,756         1,628,094
              Steven J. Malcolm          64,255,368           243,482
              Paula Marshall             60,341,011         4,157,839


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


                                            BOK FINANCIAL CORPORATION
                                            (Registrant)



Date:         August 9, 2007                /s/ Steven E. Nell
        -----------------------------       --------------------------------
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