Form 10-Q
period 2007-09-30
BOK FINANCIAL CORP ET AL
filed 2007-11-09
CIK 875357

As filed with the Securities and Exchange Commission on November 9, 2007
 =============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2007

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,127,081 shares of common stock ($.00006 par value) as of October 31, 2007.

==============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2007

                                      Index

Part I.  Financial Information
      Management's Discussion and Analysis (Item 2)                          2
      Market Risk (Item 3)                                                  28
      Controls and Procedures (Item 4)                                      30
      Consolidated Financial Statements - Unaudited (Item 1)                31
      Nine Month Financial Summary - Unaudited (Item 2)                     43
      Quarterly Financial Summary - Unaudited (Item 2)                      44

Part II.  Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    46
     Item 6. Exhibits                                                       46
Signatures                                                                  47

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation reported quarterly earnings of $59.8 million or $0.89 per diluted share for the third quarter of 2007, up 14% over the third quarter of 2006. Net income totaled $52.7 million or $0.78 per diluted share for the third quarter of 2006 and $53.9 million or $0.80 per diluted share for the second quarter of 2007. Net income was $166.5 million or $2.46 per diluted share for the first nine months of 2007, compared with $162.4 million or $2.41 per diluted share for the same period of 2006.

Highlights of the third quarter of 2007 included:

o Net interest revenue grew $15.5 million or 12% over last year's third quarter and $4.5 million or 13% annualized over the second quarter of 2007.

o Average earning assets increased 17% and average deposits increased 14% compared with the third quarter of 2006. Excluding the acquisitions of Worth National Bank and First United Bank, N.A. in the second quarter of 2007, average earning assets increased 14% and average deposits increased 10%.

o Net interest margin was 3.27% for the third quarter of 2007, 3.38% for the third quarter of 2006 and 3.31% for the second quarter of 2007.

o Net loans charged-off were $4.9 million or 0.17% annualized of average loans for the third quarter of 2007. The provision for credit losses was $7.2 million for the third quarter of 2007 compared with $5.3 million for the third quarter of 2006 and $7.8 million for the second quarter of 2007. Non-performing assets totaled $56 million or 0.48% of outstanding loans and repossessed assets at September 30, 2007.

o Fees and commission revenue was up $12.8 million or 14% over the third quarter of 2006 and $7.0 million over the second quarter of 2007. All major categories increased over the third quarter of 2006 and the second quarter of 2007.

o Changes in the fair value of mortgage servicing rights, net of economic hedges, contributed $127 thousand to the current quarter's earnings, but reduced net income for the third quarter of 2006 by $2.7 million or $0.04 per diluted share.

o Operating expenses, excluding changes in the fair value of mortgage servicing rights, were up $18.8 million or 14% over the third quarter of 2006 and up $8.7 million over the preceding quarter. Severance and other costs related to a workforce reduction in the third quarter of 2007 and a full quarter's costs of banks acquired in the second quarter of 2007 added $8.4 million to the third quarter's operating expenses.

Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $139.4 million for the third quarter of 2007, up $15.5 million or 12% over the third quarter of 2006 and $4.5 million or 13% annualized over the second quarter of 2007. Average earning assets increased $2.5 billion or 17% over the third quarter of 2006, including a $1.9 billion increase in average outstanding loans and a $566 million increase in average securities. Average loans for the third quarter included $352 million from the acquisitions of First United Bank and Worth National Bank in the second quarter of 2007. Growth in the securities portfolio during the third quarter of 2007 generally resulted from the purchase of highly-rated, fixed-rate mortgage-backed securities. These securities were purchased to supplement the Company's earnings and help manage the balance sheet to a position that is relatively neutral to changes in interest rates.

Average deposits were up $1.6 billion or 14% over the third quarter of 2006, including $476 million of deposits acquired from Worth National Bank and First United Bank. Average interest-bearing transaction accounts grew $1.2 billion or 22% and average time deposits grew $484 million or 11% compared with the third quarter of 2006. In addition to increased deposits, growth in average earning assets was also funded by a $774 million or 24% increase in average federal funds purchased and other borrowed funds.

Net interest margin was 3.27% for the third quarter of 2007 compared with 3.38% for the third quarter of 2006 and 3.31% for the second quarter of 2007. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 36 basis points in the third quarter of 2007 compared with 45 basis points in the third quarter of 2006 and 43 basis points in the preceding quarter due to changes in funding mix. Capital and non-interest bearing liabilities comprised 19% of total funding sources for the third quarter of 2007 compared with 22% for the third quarter of 2006.

Yields on average earning assets increased 8 basis points to 6.99% and the cost of interest-bearing liabilities increased 10 basis points to 4.08% compared with the third quarter of 2006. Yields on average earning assets decreased 1 basis point and the cost of interest-bearing liabilities decreased 4 basis points compared with the second quarter of 2007 due to lower market rates for funds purchased and other borrowings.

Management regularly models the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to decline slightly from rising rates over a one-year forward looking period. However, other factors such as loan spread compression, deposit product mix and overall balance sheet composition may affect this general expectation.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rate. Approximately 69% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will reprice within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that reprice more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally reprice more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $387 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which include interest rate swaps designated as fair value hedges, is to position our balance sheet to be neutral to changes in interest rates. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to position our balance sheet to be relatively neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in Market Risk section of this report.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended                   Nine Months Ended
                                               September 30, 2007 / 2006            September 30, 2007 / 2006
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $  9,575  $  6,100   $   3,475      $ 18,201   $   9,611   $   8,590
  Trading securities                              233        39         194           737         351         386
  Loans                                        34,781    37,914      (3,133)      124,936     106,793      18,143
  Funds sold and resell agreements                939       704         235         1,882       1,581         301
---------------------------------------------------------------------------------------------------------------------
Total                                          45,528    44,757         771       145,756     118,336      27,420
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         11,079     9,081       1,998        39,684      21,605      18,079
  Savings deposits                                 50       121         (71)          108         110          (2)
  Time deposits                                 9,896     5,670       4,226        28,284      11,589      16,695
  Federal funds purchased and repurchase
   agreements                                   4,916     5,894        (978)       27,431      23,064       4,367
  Other borrowings                              1,536     1,767        (231)        3,705       1,317       2,388
  Subordinated debentures                       1,956     2,940        (984)        4,138       5,009        (871)
---------------------------------------------------------------------------------------------------------------------
Total                                          29,433    25,473       3,960       103,350      62,694      40,656
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          16,095    19,284      (3,189)       42,406      55,642     (13,236)
Change in tax-equivalent adjustment              (628)                             (1,620)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   15,467                            $ 40,786
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.


Other Operating Revenue

Other operating revenue increased $13.9 million compared with the third quarter of last year. Fees and commission revenue increased $12.8 million or 14%. Net gains on securities during the third quarter of 2007 totaled $4.7 million, up $1.0 million over the same period of 2006.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 43% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the third quarter of 2007. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.

Fees and commissions revenue

Transaction card revenue increased $3.9 million or 19% over the third quarter of 2006. ATM network revenue increased $1.8 million or 21% due to additional locations added in the second half of 2006 while check card revenue increased $1.3 million or 27% over the third quarter of 2006 due to volume growth. Merchant discount fees increased 11% over the third quarter of 2006.

Trust fees and commissions increased $2.5 million or 15% for the third quarter of 2007. The fair value of all trust relationships, which is the basis for a significant portion of trust revenue, increased 17% to $34.9 billion at September 30, 2007 compared with $29.7 billion at September 30, 2006. Personal trust management fees, which provide 30% of total trust fees and commissions increased $804 thousand or 16%. Employee benefit plan management fees, which provide 22% of total trust fees, increased $520 thousand or 13%. Net fees from mutual fund advisory and administrative services increased $765 thousand or 22%.

Brokerage and trading revenue grew $2.5 million or 19%. Revenue from retail brokerage activities increased $2.0 million or 66% over the same period of 2006 due to improved sales efforts in Texas and Oklahoma. Growth in retail brokerage revenue also included $382 thousand generated by recent bank acquisitions. Revenue from securities trading activities increased $506 thousand or 10%. Customer hedging revenue grew $1.3 million or 45% due primarily to energy hedging. Investment banking fees were down $1.4 million due to fewer transaction closings.

Deposit service charges and fees increased $1.6 million or 6% over the third quarter of 2006, including $503 thousand of deposit fees from recently acquired banks. Overdraft fees grew $1.3 million or 8% due to increased volume and acquisitions. Service charges on retail accounts decreased $248 thousand or 16% due to service-charge free deposit products. Commercial deposit account fees were up $461 thousand or 7% over the same period of 2006.

Mortgage banking revenue increased $1.7 million or 25% compared with 2006. Servicing revenue totaled $4.2 million for the third quarter of 2007, up $172 thousand over the same period last year. The outstanding principal balance of mortgage loans serviced for others totaled $4.8 billion at September 30, 2007 and $4.5 billion at September 30, 2006. Net gains on mortgage loans sold totaled $4.4 million, up $1.6 million over the third quarter of 2006. Mortgage loan production totaled $246 million for the third quarter of 2007, up 20% over the same period in 2006.

Changes in the cash surrender value of life insurance provided revenue of $2.5 million in the third quarter of 2007 and $117 thousand in the third quarter of 2006. The Company invested $202 million in bank-owned life insurance at the end of the third quarter of 2006. Revenue earned on life insurance is partially offset by a decrease in net interest revenue due to the cost to fund insurance assets.

Other operating revenue included $1.1 million of fees earned on margin assets in the third quarter of 2007 and $2.9 million in the third quarter of 2006. Margin assets, which are held primarily as part of the Company's customer derivatives programs, averaged $95 million for the third quarter of 2007, compared with $265 million for the third quarter of 2006. The decrease in revenue earned on margin assets is offset by an increase in net interest revenue due to lower costs to fund the margin assets.

Securities and derivatives

BOK Financial recognized net gains of $4.7 million on securities for the third quarter of 2007, including net gains of $3.7 million on securities held as an economic hedge of mortgage servicing rights. Securities held as an economic hedge of the mortgage servicing rights, which are separately identified on the balance sheet as "mortgage trading securities," are carried at fair value. Changes in fair value are recognized in earnings as they occur. The Company's use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report. The Company also recognized a $1.1 million gain on the sale of common stock, which was acquired through MasterCard's initial public offering in 2006. During the third quarter of 2006, BOK Financial recognized net gains of $3.8 million on securities held as an economic hedge of mortgage servicing rights.

Net gains on derivatives totaled $865 thousand for the third quarter of 2007, compared with net gains of $379 thousand in 2006. Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and the related hedged liabilities when adjustments are permitted by generally accepted accounting principles.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               Sept. 30,    June 30,         March 31,      Dec. 31,           Sept. 30,
                                                 2007        2007             2007            2006               2006
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   15,541     $   13,317       $   13,282      $   14,382       $   13,078
Transaction card revenue                        23,812         22,917           20,184          20,224           19,939
Trust fees and commissions                      19,633         19,458           18,995          18,240           17,101
Deposit service charges and fees                27,885         26,797           24,598          25,787           26,322
Mortgage banking revenue                         8,671          6,682            6,540           6,077            6,935
Bank-owned life insurance                        2,520          2,525            2,399           2,346              117
Other revenue                                    7,773          7,096            5,990           7,799            9,519
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                   105,835         98,792           91,988          94,855           93,011
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                      42           (348)             694             252              475
Gain (loss) on securities, net                   4,748         (6,262)            (563)           (864)           3,718
Gain (loss) on derivatives, net                    865           (183)              71            (520)             379
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $  111,490     $   91,999       $   92,190      $   93,723       $   97,583
--------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Operating expenses totaled $153.1 million for the third quarter of 2007, up $14.3 million or 10% over the third quarter of 2006. Changes in the fair value of mortgage servicing rights increased operating expenses by $3.4 million in the third quarter of 2007 and $7.9 million in the third quarter of 2006. Excluding changes in the fair value of mortgage servicing rights, operating expenses totaled $149.7 million, up $18.8 million or 14% over the third quarter of 2006.

Personnel expense

Personnel expense totaled $87.9 million for third quarter of 2007, a $13.3 million or 18% increase over the same period of 2006. Severance and other net charges related to a workforce reduction of 145 employees fully recognized in the third quarter of 2007 added $2.5 million to personnel expense. As previously announced, this workforce reduction was an initiative to align personnel expenses with revenue growth and affected both management and staff level employees throughout the Company's eight-state region. Management estimates that the workforce reduction along with the elimination of unfilled positions will result in an ongoing quarterly pre-tax savings of approximately $4.0 million before planned business growth. The effect of these costs has been excluded from the following discussion to provide a more meaningful comparison of expense trends.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Personnel Expense
(Dollars in thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,        June 30,       March 31,        Dec. 31,         Sept. 30,
                                        2007            2007            2007            2006              2006
                                   ----------------------------------------------------------------------------------
Regular compensation               $    54,372     $    52,319     $    49,144      $    48,854      $    47,113
Incentive compensation:
     Cash-based                         16,705          13,695          15,430           16,130           13,228
     Stock-based                         2,345           3,097           1,527            2,866            3,283
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            19,050          16,792          16,957           18,996           16,511
Employee benefits                       12,008          12,771          12,628           10,204           10,981
Workforce reduction costs, net           2,499               -               -                -                -
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $    87,929     $    81,882     $    78,729      $    78,054      $    74,605
---------------------------------------------------------------------------------------------------------------------
Number of employees
  (full-time equivalent)                 4,299           4,093           3,918            3,908            3,859
---------------------------------------------------------------------------------------------------------------------

Regular compensation expense increased $7.3 million or 15% over the third quarter of 2006. The increase in regular compensation was due to a 4% increase in average regular compensation per full-time equivalent employee and a 440 person or 11% increase in average staffing. Acquisitions of First United Bank and Worth National Bank in the second quarter of 2007 increased average staffing by 130 employees.

Incentive compensation expense includes the recognized costs of cash-based commissions, bonuses and incentive programs, stock-based compensation plans and deferred compensation plans. Stock-based compensation plans include both equity and liability awards.

Third quarter 2007 expense for the Company's various cash-based incentive programs totaled $16.7 million, up $3.5 million or 26% over the third quarter of 2006. These programs consist primarily of formula-based plans that determine incentive amounts based on pre-determined growth criteria. Compensation expense for stock-based compensation plans totaled $2.3 million for the third quarter of 2007, down $938 thousand from the third quarter of 2006. Compensation expense for stock-based compensation plans accounted for as equity awards totaled $1.8 million compared with $1.6 million for the third quarter of 2006. Expense for these awards is determined by the award's grant-date fair value and is not affected by subsequent changes in the market value of BOK Financial common stock. Compensation expense for stock-based compensation plans accounted for as liability awards decreased $1.2 million compared with the third quarter of 2006. Expense for liability awards is based on current fair value, including current period changes due to the market value of BOK Financial common stock. The market value of BOK Financial common stock decreased $2.01 per share during the third quarter of 2007 and increased by $2.93 per share in the third quarter of 2006.

Employee benefit expenses totaled $12.0 million for the third quarter of 2007, up $1.0 million or 9% over the third quarter of 2006 due to higher medical insurance costs, increased participation in the Company's thrift plan and payroll taxes.

Non-personnel operating expenses

Non-personnel operating expenses totaled $61.8 million for the third quarter of 2007 compared with $56.3 million for the third quarter of 2006. The June 2007 acquisitions of Worth National Bank and First United Bank added $3.1 million to third quarter's non-personnel operating expenses. Excluding acquisitions, non-personnel operating expenses were up 4% over the third quarter of 2006.

In 2006, The Federal Deposit Insurance Corporation determined that the deposit insurance fund should reach a level of 1.25% of estimated insured deposits. In order to achieve this objective, starting in 2007 all insured financial institutions were charged deposit insurance premiums with rates ranging from 5 basis points to 43 basis points per assessable deposit based upon their risk category. As provided by the Federal Deposit Insurance Reform Act of 2005, eligible depository institutions were granted a one-time credit which largely offset deposit insurance premiums in 2007. Based on current assessment rates, projected deposit growth and the remaining unused balance of the one-time credit, BOK Financial expects deposit insurance expense, which is included in other operating expenses, to increase by $1.8 million per quarter by the third quarter of 2008.

----------------------------------------------------------------------------------------------------------------------
Table 4 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,        June 30,       March 31,         Dec. 31,         Sept. 30,
                                        2007             2007           2007              2006             2006
                                   ----------------------------------------------------------------------------------
Personnel                          $    87,929     $    81,882     $    78,729      $    78,054      $    74,605
Business promotion                       5,399           5,391           4,570            5,345            4,401
Professional fees and services           5,749           5,963           4,874            4,734            4,734
Net occupancy and equipment             14,752          13,860          13,206           12,741           13,222
Data processing & communications        18,271          18,402          16,974           16,843           16,931
Printing, postage and supplies           4,201           4,179           3,969            3,774            4,182
Net losses and operating
   expenses of repossessed assets          172             192             207              167               34
Amortization of intangible assets        2,397           1,443           1,136            1,299            1,299
Mortgage banking costs                   3,001           2,987           2,944            3,034            2,869
Change in fair value of mortgage
  servicing rights                       3,446          (5,061)          1,164             (236)           7,921
Other expense                            7,819           6,721           4,739            8,236            8,612
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   153,136     $   135,959     $   132,512      $   133,991      $   138,810
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense was $30.8 million or 34% of book taxable income for the third quarter of 2007 compared with $24.8 million or 32% of book taxable income for the third quarter of 2006. Income tax expense for the third quarter of 2007 was reduced by $1.0 million for the year-to-date effect of certain state tax issues which were recently clarified and by $500 thousand to adjust current tax expense for 2006 completed returns which were filed in the third quarter of 2007. Excluding these expense reductions, income tax expense for the third quarter of 2007 would have been 36% of book taxable income.

The statute of limitations expired on an uncertain tax position during the third quarter of 2006. Income tax expense was reduced by $2.2 million from the reversal of reserves previously established for this uncertainty. In addition, income tax expense for the third quarter of 2006 was reduced $800 thousand to adjust current tax expense for 2005 completed tax returns. Excluding these expense reductions, income tax expense for the third quarter of 2006 would have been 36% of book taxable income.

Lines of Business

BOK Financial operates five principal lines of business: Oklahoma corporate banking, Oklahoma consumer banking, mortgage banking, wealth management, and regional banking. Mortgage banking activities include loan origination and servicing across all markets served by the Company. Wealth management provides brokerage and trading, private financial services and investment advisory services in all markets. It also provides fiduciary services in all markets except Colorado. Fiduciary services in Colorado are included in regional banking. Regional banking consist primarily of corporate and consumer banking activities in the respective local markets. Worth National Bank and First United Bank are included in regional banking results in Texas and Colorado, respectively.

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

Economic capital is assigned to the business units by a capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Additional capital is assigned to the regional banking line of business based on our investment in those entities. Return on economic capital excludes amortization of intangible assets.

Net income provided by the Company's five principal business lines increased $2.1 million or 4% compared with the third quarter of 2006. Mortgage banking earnings were up $2.5 million. Funds management and other performance improved $5.1 million compared with the same period last year. Funds Management and Other includes the transfer pricing credit provided to operating units that generate lower-costing funds for the Company, the provision for credit losses in excess of actual net charge-offs during the quarter and differences between the Company's effective and statutory income tax rates.

------------------------------------------------------ -------------------------------- --------------------------------
Table 5 - Net Income by Line of Business
(In thousands)                                          Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                             2007             2006            2007             2006
                                                       ---------------- --------------- ---------------- ---------------
Regional banking                                         $ 21,899         $ 21,963        $ 71,157         $ 66,673
Oklahoma corporate banking                                 21,718           20,372          58,903           58,638
Mortgage banking                                              504           (1,998)            671            2,487
Oklahoma consumer banking                                   9,270            9,470          27,810           26,483
Wealth management                                           5,067            6,591          18,936           20,878
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Subtotal                                              58,458           56,398         177,477          175,159
Funds management and other                                  1,390           (3,738)        (10,973)         (12,767)
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Total                                               $ 59,848         $ 52,660        $166,504         $162,392
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

The Oklahoma Corporate Banking Division contributed $21.7 million or 36% to consolidated net income for the third quarter of 2007. This compares to $20.4 million or 39% of consolidated net income for 2006. Average loans attributed to the Oklahoma Corporate Banking Division were $4.4 billion for the third quarter of 2007, compared with $4.3 billion for the third quarter of 2006. Deposits attributed to Oklahoma Corporate Banking averaged $2.1 billion for the third quarter of 2007, up 16% over last year. Increased average loans and deposits combined to increase net interest revenue $1.7 million or 5%. In addition, other operating revenue increased $2.8 million which included a $1.1 million gain on the sale of MasterCard common stock and a $2.5 million or 18% increase in transaction card revenue. Operating expenses increased $893 thousand or 3%. Personnel expense increased $984 thousand or 11% due to growth in both regular salaries and incentive compensation. Net loans charged off increased from a net recovery of $1.5 million in 2006 to a net recovery of $33 thousand in 2007.

Table 6 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                  ---------------------------------- ----------------------------------
NIR (expense) from external sources               $      63,233     $      61,916    $     188,698     $     182,474
NIR (expense) from internal sources                     (24,195)          (24,612)         (71,969)          (71,231)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     39,038            37,304          116,729           111,243

Other operating revenue                                  25,312            22,554           69,816            66,977
Operating expense                                        28,890            27,997           85,566            82,757
Net loans charged off (recovered)                           (33)           (1,481)           4,611              (394)
Net income                                               21,718            20,372           58,903            58,638

Average assets                                    $   5,810,830     $   5,191,656    $   5,820,104     $   5,123,970
Average economic capital                                405,620           383,780          406,340           378,470

Return on assets                                          1.48%              1.56%            1.35%             1.53%
Return on economic capital                               21.24%             21.06%           19.38%            20.71%
Efficiency ratio                                         45.66%             46.77%           46.13%            46.44%


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

The Oklahoma Consumer Banking Division contributed $9.3 million or 15% to consolidated net income for the third quarter of 2007. This compares to $9.5 million or 18% of consolidated net income for 2006. Net interest revenue which consists primarily of credits for funds provided to the funds management unit increased $807 thousand or 5%. Average deposits attributed to this Division totaled $2.9 billion, up $89 million, or 3% compared with last year. Operating revenue increased $1.4 million or 8% over last year. Check card fees increased $842 thousand or 24% due to increased volume and deposit account fees increased $589 thousand or 4% due primarily to overdraft fees. Operating expenses increased $2.4 million or 12%. Personnel expense grew $1.1 million or 15%, including $454 thousand from five new locations opened in the past year. In addition, business promotion costs attributed to Oklahoma Consumer Banking increased $413 thousand over 2006. Net loans charged off, which consists primarily of losses on overdrawn deposit accounts, increased $190 thousand to $1.0 million for the third quarter of 2007.

Table 7 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $     (17,497)    $     (16,559)   $     (51,388)    $     (44,849)
NIR (expense) from internal sources                      35,899            34,154          106,338            95,591
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     18,402            17,595           54,950            50,742

Other operating revenue                                  19,975            18,579           57,183            53,973
Operating expense                                        22,242            19,883           64,624            59,727
Net loans charged off                                     1,005               815            2,067             1,723
Net income                                                9,270             9,470           27,810            26,483

Average assets                                    $   2,936,051     $   2,843,512    $   2,923,662     $   2,810,437
Average economic capital                                 63,540            63,280           61,660            60,440

Return on assets                                           1.25%             1.32%            1.27%            1.26%
Return on economic capital                                57.88%            59.37%           60.30%           58.58%
Efficiency ratio                                          57.96%            54.96%           57.63%           57.04%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. Mortgage banking activities provided net income of $504 thousand in the third quarter of 2007, compared with a net loss of $2.0 million in the third quarter of 2006. The change in fair value of mortgage servicing rights, net of economic hedging increased net income $127 thousand in the third quarter of 2007 and decreased net income $2.7 million in the third quarter of 2006.

Mortgage banking activities consisted of two primary sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. Mortgage commitment rates decreased 32 basis points during the third quarter of 2007 ending the quarter at 6.27%. During the third quarter of 2006, mortgage commitment rates decreased 52 basis points.

Loan Production Sector

Loan production activities resulted in net pre-tax loss of $201 thousand for the third quarter of 2007 and pre-tax income of $249 thousand for the third quarter of 2006. Loan production revenue totaled $5.0 million for the third quarter of 2007, including $4.0 million of capitalized mortgage servicing rights. Loan production revenue totaled $3.4 million for the third quarter of 2006, including $3.1 million of capitalized mortgage servicing rights. Mortgage loans funded in the third quarter of 2007 totaled $305 million, including $246 million of loans funded for resale and $59 million of loans funded for retention by affiliates. Total mortgage loans funded in the same period of 2006 totaled $230 million. Approximately 62% of the loans funded during the third quarter of 2007 were to borrowers in Oklahoma. The pipeline of mortgage loan applications totaled $323 million at September 30, 2007, compared with $306 million at June 30, 2007 and $240 million at September 30, 2006. Operating expenses associated with loan production activities increased from $3.3 million in the third quarter of 2006 to $5.6 million in the third quarter of 2007 due primarily to increased staffing and incentive compensation rates in markets outside of Oklahoma.

Loan Servicing Sector

The loan servicing sector had net pre-tax income of $467 thousand for the third quarter of 2007 compared to a pre-tax loss of $3.8 million for the same period of 2006. During the third quarter of 2007, the fair value of mortgage servicing rights decreased $3.4 million due to changes in commitment rates and prepayment speeds. At the same time, the fair value of securities held as an economic hedge of the servicing rights increased $3.7 million. During the third quarter of 2006, the fair value of mortgage servicing rights depreciated $7.9 million due to a 52 basis point decrease in mortgage commitment rates and related factors. Depreciation in the value of servicing rights was partially offset by a $3.8 million increase in the fair value of securities held as an economic hedge.

Servicing revenue, which is included in mortgage banking revenue on the Consolidated Statements of Earnings, totaled $4.2 million for the third quarter of 2007 and $4.0 million for the third quarter of 2006. The average outstanding balance of loans serviced for others was $4.8 billion during 2007 compared to $4.5 billion during 2006. Annualized servicing revenue per outstanding loan principal was 36 basis points for the third quarters of 2007 and 2006.

Table 8 -  Mortgage Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       9,833     $       6,132    $      26,177     $      16,538
NIR (expense) from internal sources                      (8,620)           (5,055)         (23,163)          (13,969)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      1,213             1,077            3,014             2,569

Capitalized mortgage servicing rights                     3,964             3,134            9,879             9,302
Other operating revenue                                   5,822             4,258           16,417            13,012
Operating expense                                        10,133             7,517           26,447            22,514
Change in fair value of mortgage servicing
   rights                                                 3,446             7,921             (451)           (2,773)
Gains (losses) on financial instruments, net              3,654             3,757           (1,773)             (637)
Net income (loss)                                           504            (1,998)             671             2,487

Average assets                                    $     770,608     $     530,808    $     692,854     $     492,222
Average economic capital                                 24,990            24,080           25,630            24,150

Return on assets                                           0.26%            (1.49)%           0.13%             0.68%
Return on economic capital                                 8.00%           (32.92)%           3.50%            13.77%
Efficiency ratio                                          92.13%            88.76%           90.23%            90.48%

BOK Financial designates a portion of its securities portfolio as an economic hedge against the risk of loss on its mortgage servicing rights. Mortgage-backed securities and U.S. government agency debentures are designated as "mortgage trading securities" when prepayment risks exceed certain levels. Additionally, interest rate derivative contracts may also be designated as an economic hedge of the risk of loss on mortgage servicing rights. Because the fair values of these instruments are expected to vary inversely to the fair value of the servicing rights, they are expected to partially offset risk. These financial instruments are carried at fair value. Changes in fair value are recognized in current period income. No special hedge accounting is applicable to either the mortgage servicing rights or the financial instruments designated as an economic hedge.

This hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At September 30, 2007, financial instruments with a fair value of $127 million and a net unrealized loss of $832 thousand were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At September 30, 2007, the pre-tax results of this modeling on reported earnings were:

Table 9 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                          50 bp increase    50 bp decrease
                                          ----------------- ----------------
Anticipated change in:
Fair value of mortgage servicing rights    $    3,295       $   (4,685)
Fair value of hedging instruments              (3,997)           3,885
                                          ----------------- ----------------
   Net                                     $     (702)      $     (800)
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

Wealth Management contributed $5.1 million to consolidated net income for the third quarter of 2007, down $1.5 million from the third quarter of 2006. Trust and private financial services provided $5.1 million of net income in the third quarter of 2007 and $5.4 million of net income in the third quarter of 2006. Net income provided by brokerage and trading activities totaled $1.4 million, up from $1.2 million in the third quarter of 2006. In addition, third quarter 2007 net income for the Wealth Management unit was reduced by the $2.2 million settlement of issues described in Footnote 11 to the Consolidated Financial Statements (Unaudited). The cost of this settlement, which had been accrued by Funds Management and Other in previous quarters, was attributed to the Wealth Management line of business upon settlement in the third quarter of 2007.

Other operating revenue for the third quarter of 2007 totaled $33.4 million, up $2.9 million or 9% over 2006. Other operating revenue for the wealth management division consists primarily of trust fees and commissions, investment banking revenue, and brokerage and trading revenue.

Trust fees and commissions totaled $17.0 million for the third quarter of 2007, a $2.0 million or 14% increase over 2006. At September 30, 2007 and 2006, the wealth management line of business was responsible for trust assets with aggregate market values of $31.8 billion and $27.2 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of asset managed in addition to new business generated during the year. We have sole or joint discretionary authority over $11.8 billion of trust assets at September 30, 2007 compared with $10.1 billion at September 30, 2006.

Retail brokerage fees totaled $5.1 million for the third quarter of 2007, up $2.0 million due to improved sales efforts in Texas and Oklahoma. Retail brokerage revenue also included $382 thousand of revenue from the Worth National Bank acquisition. Securities trading profits and revenue from our customer hedging programs totaled $4.1 million for the third quarter of 2007 compared with $3.2 million in 2006. Investment banking revenue totaled $703 thousand for the third quarter of 2007, down from $2.1 million in the same period a year ago.

Operating expenses totaled $30.9 million for the third quarter of 2007, a $4.2 million or 16% increase over 2006. Personnel costs rose $3.3 million or 20%, including $758 thousand of costs related to workforce reductions.

Table 10 -  Wealth Management
 (Dollars in Thousands)
                                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       3,398     $       5,516    $      11,404     $      10,992
NIR (expense) from internal sources                       4,775             1,387           13,669             9,085
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      8,173             6,903           25,073            20,077

Other operating revenue                                  33,402            30,524           94,862            92,119
Operating expense                                        30,882            26,618           86,149            77,853
American Performance Fund settlement                      2,232                 -            2,232                 -
Net income                                                5,067             6,591           18,936            20,878

Average assets                                    $   1,907,534     $   1,776,658    $   1,791,883     $   1,855,114
Average economic capital                                155,270           128,950          156,430           133,810

Return on assets                                           1.05%             1.47%            1.41%             1.50%
Return on economic capital                                12.95%            20.28%           16.18%            20.86%
Efficiency ratio                                          74.28%            71.12%           71.83%            69.39%

Regional Banking

Regional Banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City in their respective markets. Regional Banking also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are Regional Banking's primary customer focus. Regional Banking contributed $21.9 million or 37% to consolidated net income during the third quarter of 2007. This compares with $22.0 million or 42% of consolidated net income for the same period in 2006. Net income from Colorado operations increased $385 thousand or 14% compared with the same period of 2006. In addition, net income for 2007 in Arkansas and Texas increased $85 thousand or 11% and $467 thousand or 4%, respectively. Net income decreased in the Kansas City, Arizona and New Mexico markets.

Net income from Texas operations totaled $12.9 million for the third quarter of 2007, up $467 thousand or 4% over last year. Net interest revenue grew $2.2 million or 6%. Average earning assets increased $532 million or 15% from the third quarter of 2006. This increase resulted from a $717 million increase in average outstanding loan balances and a $177 million decrease in securities and funds sold to the funds management unit. The net growth in average earning assets was funded primarily by a $417 million increase in average deposits. Loan and deposit growth in Texas includes Worth National Bank, which was acquired in the second quarter of 2007. Operating expenses increased $4.6 million, including $3.8 million related to Worth National Bank. Personnel costs were up $2.1 million over the same period last year, including $1.9 million from acquisitions. Net charge-offs / recoveries improved from a $2.5 million pre-tax loss in the third quarter of 2006 to a $1.1 million pre-tax loss in the third quarter of 2007.

Net income from operations in Colorado was $3.2 million for the third quarter of 2007, compared with $2.8 million for the third quarter of 2006. Net interest revenue increased $2.4 million or 26% due primarily to a $527 million increase in average earning assets. Average loans increased $221 million while average securities and funds sold to the funds management unit increased $306 million. The growth in earning assets was funded primarily by a $372 million increase in deposits and borrowings from the funds management unit. Loan and deposit growth in Colorado includes First United Bank, which was acquired in the second quarter of 2007. Other operating revenue grew $870 thousand or 34% due primarily to a $405 thousand or 19% increase in trust fees and commissions. At September 30, 2007 and 2006, Colorado regional banking was responsible for trust assets with aggregate fair values of $3.0 billion and $2.6 billion, respectively, under various fiduciary arrangements. We have sole or joint discretionary authority over $1.1 billion of trust assets at September 30, 2007, compared with $980 million at September 30, 2006. In addition, deposit service charges increased $186 thousand over the third quarter of 2006. Operating expenses increased $2.6 million, including $1.7 million from First United Bank. Excluding the First United acquisition, operating expenses were up $853 thousand or 11% over 2006 due to increased occupancy and business promotion costs.

Net income from New Mexico operations decreased $208 thousand or 4%. Net loans charged off increased to $1.3 million in the third quarter of 2007 compared with net charge-offs of $222 thousand in the third quarter of 2006. Net interest revenue totaled $13.0 million, up $1.2 million or 10%. Average earning assets grew $201 million or 15%, including a $117 million or 19% increase in average outstanding loans. Average deposits in the New Mexico market increased $50 million. Operating expenses increased $773 thousand or 11% due to increased personnel costs and deposit insurance premiums.

Net income from regional banking activities in Arkansas totaled $886 thousand, up 11% over the third quarter of 2006 due to growth in both the commercial and indirect automobile loans in this market. Net income in both the Arizona and Kansas City markets decreased from a year ago. Net income in Arizona totaled $138 thousand, down $320 thousand due primarily to a $708 thousand increase in net loans charged-off. Loan volume continued to grow in the Arizona market. Average outstanding loans totaled $527 million, up 53% over the third quarter of 2006. Regional banking activities in the Kansas City market incurred a loss of $219 thousand in the third quarter of 2007 compared to net income of $254 thousand in the third quarter of 2006. During the fourth quarter of 2006 we began full-service banking operations in the Kansas City market with the initial operations of Bank of Kansas City, N.A. Previously, our primary presence in this market was though a loan production office and mortgage-banking offices operated by Bank of Oklahoma.

Table 11 -  Bank of Texas
 (Dollars in Thousands)
                                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      49,475     $      44,075    $     140,711     $     124,277
NIR (expense) from internal sources                      (9,545)           (6,386)         (24,227)          (15,913)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     39,930            37,689          116,484           108,364

Other operating revenue                                   7,713             5,649           20,851            17,172
Operating expense                                        26,379            21,757           71,963            62,858
Net loans charged off                                     1,110             2,474            1,646             4,664
Net income                                               12,898            12,431           40,822            37,720

Average assets                                    $   4,617,458     $   3,805,207    $   4,227,765     $   3,654,725
Average economic capital                                286,290           253,470          284,630           231,650
Average invested capital                                453,370           420,550          451,710           398,730

Return on assets                                           1.11%             1.30%            1.29%            1.38%
Return on economic capital                                17.87%            19.46%           19.18%           21.77%
Return on average invested capital                        11.29%            11.73%           12.08%           12.65%
Efficiency ratio                                          55.37%            50.20%           52.40%           50.07%


Table 12 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      18,685     $      16,323    $      55,130     $      47,989
NIR (expense) from internal sources                      (5,669)           (4,478)         (16,438)          (12,489)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     13,016            11,845           38,692            35,500

Other operating revenue                                   4,401             4,056           12,687            12,065
Operating expense                                         7,893             7,120           23,004            20,801
Net loans charged off                                     1,306               222            2,866               973
Net income                                                5,022             5,230           15,609            15,775

Average assets                                    $   1,621,220     $   1,445,371    $   1,592,287     $   1,454,653
Average economic capital                                 94,450            71,750           92,890            75,420
Average invested capital                                113,540            90,840          111,980            94,510

Return on assets                                           1.23%             1.44%            1.31%            1.45%
Return on economic capital                                21.10%            28.92%           22.47%           27.96%
Return on average invested capital                        17.55%            22.84%           18.64%           22.32%
Efficiency ratio                                          45.32%            44.78%           44.77%           43.73%

Table 13 - Bank of Arkansas
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $       4,555     $       2,613    $      12,192     $       7,517
NIR (expense) from internal sources                      (1,915)             (883)          (5,032)           (2,421)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      2,640             1,730            7,160             5,096

Other operating revenue                                     291               731              935             1,256
Operating expense                                         1,114             1,025            3,253             2,752
Net loans charged off                                       367                88              773                60
Net income                                                  886               801            2,478             2,139

Average assets                                    $     366,423     $     196,527    $     327,903     $     193,842
Average economic capital                                 19,540            16,700           18,390            14,940
Average invested capital                                 19,540            16,700           18,390            14,940

Return on assets                                           0.96%             1.62%            1.01%             1.48%
Return on economic capital                                17.99%            19.03%           18.02%            19.14%
Return on average invested capital                        17.99%            19.03%           18.02%            19.14%
Efficiency ratio                                          38.01%            41.65%           40.19%            43.32%


Table 14 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      19,551     $      14,214    $      54,695     $      38,633
NIR (expense) from internal sources                      (8,031)           (5,046)         (22,185)          (12,000)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     11,520             9,168           32,510            26,633

Other operating revenue                                   3,416             2,546            9,760             8,308
Operating expense                                         9,707             7,136           23,651            19,499
Net loans charged off / (recovered)                          (9)               13               72               (38)
Net income                                                3,174             2,789           11,347             9,459

Average assets                                    $   1,865,783     $   1,243,291    $   1,673,872     $   1,145,009
Average economic capital                                 97,550            73,270           98,190            66,750
Average invested capital                                139,530           115,250          140,180           108,730

Return on assets                                           0.67%             0.89%            0.91%             1.10%
Return on economic capital                                12.91%            15.10%           15.45%            18.95%
Return on average invested capital                         9.02%             9.60%           10.82%            11.63%
Efficiency ratio                                          64.99%            60.92%           55.95%            55.81%

Table 15 - Bank of Arizona
 (Dollars in Thousands)
                                                      Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2007              2006             2007              2006
                                                     ------------- --- -------------    -------------- -- -------------
NIR (expense) from external sources               $      10,422     $       7,897    $      30,166     $      18,657
NIR (expense) from internal sources                      (5,457)           (3,572)         (15,704)           (7,602)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      4,965             4,325           14,462            11,055

Other operating revenue                                     198               128              567               414
Operating expense                                         4,229             3,703           12,184             9,460
Net loans charged off                                       708                 -              708                 2
Net income                                                  138               458            1,305             1,166

Average assets                                    $     598,967     $     444,269    $     576,126     $     369,225
Average economic capital                                 50,630            29,580           47,970            23,650
Average invested capital                                 67,280            46,230           64,620            40,300

Return on assets                                           0.09%             0.41%            0.30%             0.42%
Return on economic capital                                 1.08%             6.14%            3.64%             6.59%
Return on average invested capital                         0.81%             3.93%            2.70%             3.87%
Efficiency ratio                                          81.91%            83.16%           81.07%            82.48%

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

The amortized cost of available for sale securities totaled $5.6 billion at September 30, 2007 and $5.1 billion at June 30, 2007. Mortgage-backed securities continued to represent substantially all available for sale securities. As previously discussed in the Net Interest Revenue section of this report, we hold mortgage backed securities as part of our overall interest rate risk management strategy.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
2.7 years at September 30, 2007 and 2.8 years at June 30, 2007. Management estimates that the effective duration of the mortgage-backed securities portfolio would extend to 3.5 years assuming a 300 basis point immediate rate shock.

The gross amount of unrealized losses on available for sale securities totaled $86 million at September 30, 2007 compared with gross unrealized losses of $140 million at June 30, 2007. The decrease in unrealized losses during the quarter was due primarily to falling interest rates and changes in the spread between market rates on mortgage-backed securities and benchmark interest rates. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The portfolio does not hold any securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $400 million of Alt-A mortgage-backed securities were held at September 30, 2007. Approximately 77% of the Alt-A backed securities, including all Alt-A mortgage-backed securities originated in 2006 and 2007, are AAA rated and are credit enhanced with additional collateral support. Approximately 97% of all of our Alt-A mortgage-backed securities represent pools of fixed-rate mortgage loans. Management does not believe that any of the unrealized losses are due to credit quality concerns. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities are temporary.

In addition to our portfolio of mortgage-backed securities, available for sale securities include $45 million of preferred stocks of various financial institutions. At September 30, 2007, these securities have a gross unrealized loss of $2.9 million. Based on currently available information and our evaluation, we believe that the unrealized losses in these securities are also temporary.

Bank-Owned Life Insurance

During the third quarter of 2006, the Company invested $202 million in bank-owned life insurance. This investment is expected to provide a long-term source of earnings to support existing employee benefit obligations. Substantially all of the funds are held in separate accounts and invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. The cash surrender value of the policies, including the value of the stable value wrap, was $204 million at September 30, 2007. In addition to investment in the separate accounts, $8 million of the amount invested was used to pay taxes on the insurance premiums. These taxes will be recovered over a ten-year period. At September 30, 2007, a $6 million receivable was recorded based on the present value of the taxes. The Company also has life insurance policies obtained through various bank acquisitions with an aggregate cash surrender value of $17 million.

Loans

The aggregate loan portfolio at September 30, 2007 totaled $11.8 billion, a $52 million increase since June 30, 2007, a 2% annualized growth rate. Commercial loans declined $38 million due largely to payoffs in the manufacturing and agriculture portfolios. These payoffs were partially offset by growth in the healthcare and wholesale/retail loan portfolios. Commercial real estate loans decreased $7.0 million during the quarter. Residential mortgage loans and consumer loans increased $98 million and $42 million, respectively.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans
(In thousands)
                                         Sept. 30,        June 30,        March 31,        Dec. 31,       Sept. 30,
                                           2007             2007            2007             2006           2006
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,852,681    $   1,842,888   $   1,781,224   $   1,763,180    $   1,538,651
  Services                               1,671,291        1,686,650       1,596,844       1,555,141        1,432,156
  Wholesale/retail                       1,039,855        1,017,486       1,015,229         932,531          894,608
  Manufacturing                            536,631          596,002         622,329         609,571          598,424
  Healthcare                               648,871          606,965         642,876         602,273          572,911
  Agriculture                              259,904          313,247         309,439         321,380          299,901
  Other commercial and industrial          501,128          485,594         474,415         424,808          340,925
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   6,510,361        6,548,832       6,442,356       6,208,884        5,677,576
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        975,764          916,526         925,762         889,925          826,077
  Multifamily                              234,182          221,069         249,080         239,000          253,141
  Other real estate loans                1,575,089        1,654,385       1,375,805       1,317,615        1,245,941
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,785,035        2,791,980       2,550,647       2,446,540        2,325,159
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family
    residential properties               1,497,568        1,399,637       1,318,291       1,256,259        1,242,193
  Residential mortgages held for sale       73,488          116,257          75,011          64,625           58,031
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,571,056        1,515,894       1,393,302       1,320,884        1,300,224
---------------------------------------------------------------------------------------------------------------------

Consumer                                   884,712          842,676         756,989         739,495          702,947
---------------------------------------------------------------------------------------------------------------------

  Total                              $  11,751,164    $  11,699,382   $  11,143,294   $  10,715,803    $  10,005,906
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio totaled $6.5 billion at September 30, 2007. Energy loans totaled $1.9 billion or 16% of total loans. Outstanding energy loans increased $9.8 million, or 2% annualized, during the third quarter of 2007. Approximately $1.6 billion of loans in the energy portfolio was to oil and gas producers. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The services sector of the portfolio totaled $1.7 billion, or 14% of the Company's total outstanding loans. Loans in this sector of the portfolio decreased $15 million since June 30, 2007. The services sector consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.2 billion of the services sector is made up of loans with balances of less than $10 million. Other notable loan concentrations by primary industry of the borrowers are presented in Table 16.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. The outstanding principal balances of these loans totaled $1.5 billion at September 30, 2007 and June 30, 2007. Substantially all of these loans were to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 23% of the shared national credits, based on dollars committed. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.8 billion or 24% of the loan portfolio at September 30, 2007. The aggregate commercial real estate loan portfolio decreased by $7 million or 1% annualized during the third quarter of 2007. Construction and land development loans totaled $976 million, up $59 million since June 30, 2007. The construction and land development category included $740 million of loans secured by single family residential lots and premises, up $22 million from the previous quarter's end and $234 million of loans secured by undeveloped land. Our portfolio of single family construction loans is diversified among homebuilders and markets. Approximately 26% of our construction and land development loans are attributed to Oklahoma, 23% to Texas, 20% to Colorado and 16% to Arizona. Although we have not experienced the well-publicized credit problems associated with commercial real estate lending, we recognize that recent problems in the residential real estate markets may affect our residential construction loan portfolio. Other commercial real estate loans totaled $1.6 billion at September 30, 2007, down $79 million since

June 30, 2007. The major components of other commercial real estate loans were office buildings - $427 million and retail facilities - $380 million.

Residential mortgage loans, excluding mortgage loans held for sale, included $428 million of home equity loans, $438 million of loans held for business relationship purposes, $405 million of first lien adjustable rate mortgages and $147 million of loans held for community development. The outstanding balances of first lien adjustable rate mortgage loans increased $88 million during the third quarter of 2007. Our portfolio of first lien adjustable rate mortgage loans consists primarily of prime loans secured by the borrower's primary residence. Approximately 91% of these loans are to borrowers in our market areas, including 39% to borrowers in Oklahoma and 23% to borrowers in Texas. Consumer loans included $592 million of indirect automobile loans. Indirect auto loans have increased $38 million since June 30, 2007. Approximately $434 million of these loans were purchased from dealers in Oklahoma and $141 million were purchased from dealers in Arkansas. Growth during the quarter included $18 million from indirect lending activities in Arkansas and $17 million in Oklahoma.

Table 17 presents the distribution of the major loan categories among our primary market areas.

---------------------------------------------------------------------------------------------------------------------
Table 17 - Loans by Principal Market Area
(In thousands)

                                         Sept. 30,         June 30,        March 31,      Dec. 31,         Sept. 30,
                                           2007             2007             2007           2006             2006
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,188,072    $   3,397,273   $   3,377,819   $   3,261,592    $   3,078,849
   Commercial real estate                  875,135          897,838         895,585         979,251          968,267
   Residential mortgage                  1,058,142          971,692         945,147         896,567          878,390
   Residential mortgage held for sale       73,488          112,596          75,011          64,625           58,031
   Consumer                                562,631          540,986         509,787         512,032          502,622
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,757,468    $   5,920,385   $   5,803,349   $   5,714,067    $   5,486,159
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $   1,941,731    $   1,856,049   $   1,797,262   $   1,722,627    $   1,557,361
   Commercial real estate                  913,910          888,118         721,207         670,635          639,327
   Residential mortgage                    266,850          263,344         216,087         213,801          212,114
   Consumer                                133,391          135,659         105,604          95,652           80,836
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,255,882    $   3,143,170   $   2,840,160   $   2,702,715    $   2,489,638
                                    ---------------------------------------------------------------------------------
New Mexico:
   Commercial                        $     446,573    $     434,394   $     424,539   $     411,272    $     387,164
   Commercial real estate                  256,994          263,342         279,203         257,079          219,966
   Residential mortgage                     83,274           81,521          77,800          75,159           76,858
   Consumer                                 15,769           13,225          11,493          13,256           13,899
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     802,610    $     792,482   $     793,035   $     756,766    $     697,887
                                    ---------------------------------------------------------------------------------
Arkansas:
   Commercial                        $     117,993    $     103,534   $      96,084   $      95,483    $      89,849
   Commercial real estate                  107,588          102,537          97,190          94,395           91,158
   Residential mortgage                     18,411           22,508          21,825          23,076           21,923
   Consumer                                148,404          129,431         103,662          86,017           67,206
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     392,396    $     358,010   $     318,761   $     298,971    $     270,136
                                    ---------------------------------------------------------------------------------
Colorado:
   Commercial                        $     491,204    $     480,097   $     457,758   $     451,046    $     353,657
   Commercial real estate                  247,802          274,610         199,736         193,747          170,081
   Residential mortgage                     26,322           18,516          15,501          15,812           17,656
   Consumer                                 18,623           18,470          17,746          26,591           32,647
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     783,951    $     791,693   $     690,741   $     687,196    $     574,041
                                    ---------------------------------------------------------------------------------
Arizona:
   Commercial                        $     147,103    $     124,765   $     120,351   $      96,453    $      76,013
   Commercial real estate                  349,840          326,951         316,661         207,035          196,286
   Residential mortgage                     43,510           43,192          41,731          31,280           34,772
   Consumer                                  5,491            4,683           8,654           5,947            5,737
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     545,944    $     499,591   $     487,397   $     340,715    $     312,808
                                    ---------------------------------------------------------------------------------
Kansas:
   Commercial                        $     177,685    $     152,720   $     168,543   $     170,411    $     134,683
   Commercial real estate                   33,766           38,584          41,065          44,398           40,074
   Residential mortgage                      1,059            2,525             200             564              480
   Consumer                                    403              222              43               -                -
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $     212,913    $     194,051   $     209,851   $     215,373    $     175,237
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  11,751,164    $  11,699,382   $  11,143,294   $  10,715,803    $  10,005,906
                                    ---------------------------------------------------------------------------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.4 billion and standby letters of credit which totaled $545 million at

September 30, 2007. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Derivative contracts are carried at fair value. At September 30, 2007, the fair value of derivative contracts reported as assets under these programs totaled $301 million. This included energy contracts with fair values of $251 million, interest rate contracts with fair values of $29 million and foreign exchange contracts with fair values of $15 million. The aggregate fair values of derivative contracts reported as liabilities totaled $314 million. Approximately 83% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production. The remaining 17% was with dealer counterparties. The maximum net exposure to any single customer or counterparty totaled $70 million.

Summary of Loan Loss Experience

The Company maintains separate reserves for loan losses and for off balance-sheet credit losses. The combination of these reserves totaled $142 million or 1.21% of outstanding loans, excluding loans held for sale, at September 30, 2007. The combined reserves for credit losses totaled $139 million or 1.20% of outstanding loans at June 30, 2007 and $127 million or 1.28% of outstanding loans at September 30, 2006.

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $122 million at September 30, 2007, compared with $120 million at June 30, 2007 and $105 million at September 30, 2006. These amounts represented 1.04%, 1.03% and 1.06% of outstanding loans, excluding loans held for sale, at September 30, 2007, June 30, 2007 and September 30, 2006, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 273% of outstanding balance of non-accruing loans at September 30, 2007, compared with 230% at June 30, 2007 and 346% at September 30, 2006. Non-accruing loans totaled $45 million at September 30, 2007, compared with $52 million at June 30, 2007 and $30 million at September 30, 2006. Net loans charged off during the third quarter of 2007 totaled $4.9 million, down from $5.8 million in the preceding quarter. Net loans charged off in the third quarter of 2006 totaled $4.3 million. Net charge-offs were disbursed among our operating regions and across borrowers' industries with no significant concentration in any area.

Loans with an outstanding balance of $72 million at September 30, 2007 acquired from First United Bank are subject to a guaranty by the sellers through an escrow fund held in trust by Colorado State Bank and Trust. The Company will be reimbursed for up to $8 million on losses, including principal, interest and collection costs, on any acquired loans in a three-year period after the acquisition date.

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

------------------------------------------------------------------------------------------------------------------------------
Table 18 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 Sept. 30,        June 30,        March 31,       Dec. 31,        Sept. 30,
                                                   2007            2007             2007            2006            2006
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     119,759     $     114,371   $     109,497  $     105,465    $     104,525
   Loans charged off:
      Commercial                                    3,072             5,454           3,123          2,202            4,550
      Commercial real estate                          339                57              30             87                -
      Residential mortgage                            394               300             124            465              230
      Consumer                                      3,684             3,000           3,110          3,113            3,319
------------------------------------------------------------------------------------------------------------------------------
      Total                                         7,489             8,811           6,387          5,867            8,099
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                    1,172             1,649           1,471          1,853            1,985
      Commercial real estate                           30                37              41              5              276
      Residential mortgage                             86                15             189             25               19
      Consumer                                      1,332             1,338           1,567          1,196            1,523
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,620             3,039           3,268          3,079            3,803
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               4,869             5,772           3,119          2,788            4,296
Provision for loan losses                           7,104             7,570           7,993          6,820            5,236
Adjustments due to acquisitions                       (62)            3,590               -              -                -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     121,932     $     119,759   $     114,371  $     109,497    $     105,465
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      19,647     $      19,397   $      20,890  $      21,757    $      21,739
Provision for off-balance sheet credit losses          97               250          (1,493)          (867)              18
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      19,744     $      19,647   $      19,397  $      20,890    $      21,757
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $       7,201     $       7,820   $       6,500  $       5,953    $       5,254
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end (1)                                1.04%             1.03%           1.03%          1.03%            1.06%
Net charge-offs (annualized)
    to average loans (1)                             0.17              0.21            0.12           0.11             0.18
Total provision for credit losses (annualized)
    to average loans (1)                             0.25              0.28            0.24           0.23             0.22
Recoveries to gross charge-offs                     34.98             34.49           51.17          52.48            46.96
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         6.26x             5.19x           9.17x          9.82x            6.14x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.33%             0.33%           0.34%          0.36%            0.40%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.21              1.20            1.21           1.22             1.28
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At September 30, 2007, specific impairment reserves totaled $2.5 million on total impaired loans of $36 million. Required specific impairment reserves were $2.9 million at June 30, 2007.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The ranges of potential losses for the more significant factors were:

                                       September 30, 2007                      June 30, 2007
                                       ------------------                      -------------
General economic conditions -       $3.7 million to $7.4 million       $4.2 million to $8.4 million
Concentration in large loans -      $1.4 million to $2.8 million       $1.4 million to $2.8 million

The provision for credit losses totaled $7.2 million for the third quarter of 2007, compared with $7.8 million for the second quarter of 2007 and $5.3 million for the third quarter of 2006. Factors considered in determining the provision for credit losses included trends in net losses and non-accruing loans during the quarter, interest rate changes and concentrations in commercial real estate and residential builder loans along with continued growth in outstanding loans.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $56 million at September 30, 2007, $60 million at June 30, 2007 and $41 million at September 30, 2006, is presented in Table 19. Nonperforming assets included non-accrual loans and excluded loans 90 days or more past due but still accruing interest. Non-accrual loans totaled $45 million at September 30, 2007, including $5.0 million of non-accrual loans subject to the First United Bank seller's guaranty. Non-accrual loans totaled $52 million at June 30, 2007. Newly identified non-accruing loans totaled $6.1 million during the third quarter of 2007.
Non-accruing loans decreased $3.2 million for loans charged off or foreclosed, and $5.1 million for cash payments received. Real estate and other repossessed assets totaled $11 million at September 30, 2007, up $4.0 million since June 30, 2007. The value of approximately $3.4 million of these assets is subject to the First United Bank's seller's guaranty.

----------------------------------------------------------------------------------------------------------------------
Table 19 - Nonperforming Assets
(In thousands)
                                                   Sept. 30,      June 30,      March 31,     Dec. 31,      Sept. 30,
                                                     2007           2007          2007          2006          2006
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    21,168   $    20,456    $    14,218  $    10,737   $    15,061
   Commercial real estate                            11,355        19,470          6,832        4,771         3,540
   Residential mortgage                              11,469        11,418          9,920       10,325         7,889
   Consumer                                             705           675            364          222         3,986
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            44,697        52,019         31,334       26,055        30,476
----------------------------------------------------------------------------------------------------------------------
Renegotiated loans                                      620           731            964        1,111         1,064
Other nonperforming assets                           10,627         7,664          8,414        8,486         9,322
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $    55,944   $    60,414    $    40,712  $    35,652   $    40,862
----------------------------------------------------------------------------------------------------------------------
Ratios:
 Reserve for loan losses to nonaccrual loans        272.80%       230.22%        365.01%      420.25%       346.06%
 Combined reserves for credit
    losses to nonaccrual loans                      316.97        267.99         426.91       500.43        417.45
 Nonaccrual loans to period-end loans (2)             0.38          0.45           0.28         0.24          0.31
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $     3,986   $     4,215     $   20,623   $    5,945   $     5,076
----------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
    by agencies of the U.S. Government.        $     1,806   $     2,028     $    1,728   $    2,233   $     1,784
(2) Excludes residential mortgage loans held for sale.
----------------------------------------------------------------------------------------------------------------------

The loan review process also identifies loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concerns as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $43 million at September 30, 2007 and $45 million at June 30, 2007. Potential problem loans by primary industry included healthcare - $18 million, services - $15 million and real estate - $9 million.

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

Total deposits averaged $13.0 billion for the third quarter of 2007, up $607 million compared with average deposits in the second quarter of 2007. The acquisitions of Worth National Bank and First United Bank increased average deposits by approximately $330 million. Excluding acquisitions, average deposits increased at a 9% annualized rate. Average deposits attributed to consumer banking increased $126 million or 10%. Average consumer deposits, excluding acquisitions, increased at annualized rates of 29% in Colorado and 21% in Texas. Average deposits attributed to trust and private financial services increased $89 million or 23% annualized. Much of this growth came from the Colorado market. In addition, average commercial deposits increased $26 million, primarily due to growth in the Texas market and average deposits related to mortgage-banking activities increased by $18 million due primarily to escrow funds.

Period-end deposits decreased $179 million or 5% annualized from June 30, 2007 to September 30, 2007. Brokered deposits and public funds, which generally are higher-costing deposits, decreased $122 million. Commercial banking deposits decreased $171 million due to our corporate customers' cash flow requirements. Consumer banking deposits increased $69 million, primarily in the Oklahoma and Texas markets. Wealth management deposits were up $79 million, primarily in the Colorado and Texas markets.

The period-end distribution of deposit accounts among our principal markets is shown in Table 20.

---------------------------------------------------------------------------------------------------------------------
Table 20 - Deposits by Principal Market Area
(In thousands)
                                         Sept. 30,       June 30,         March 31,        Dec. 31,       Sept. 30,
                                           2007            2007             2007             2006           2006
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     717,478   $     876,671    $     877,623   $      915,101   $     868,502
   Interest-bearing:
     Transaction                         3,473,547       3,470,896        3,481,859        3,456,322       3,001,774
     Savings                                83,139          88,133           92,678           83,017          83,442
     Time                                2,725,992       2,798,719        2,556,423        2,595,890       2,621,522
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                6,282,678       6,357,748        6,130,960        6,135,229       5,706,738
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   7,000,156   $   7,234,419    $   7,008,583   $    7,050,330   $   6,575,240
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     597,534   $     626,193    $     602,315   $      640,159   $     582,014
   Interest-bearing:
     Transaction                         1,978,920       2,019,311        1,701,382        1,688,131       1,671,993
     Savings                                35,310          36,989           24,558           24,074          25,888
     Time                                  893,018         804,877          682,292          829,255         736,316
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,907,248       2,861,177        2,408,232        2,541,460       2,434,197
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,504,782   $   3,487,370    $   3,010,547   $    3,181,619   $   3,016,211
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     109,854   $     113,579    $     126,111   $      124,088   $     144,138
   Interest-bearing:
     Transaction                           479,204         521,154          464,569          432,342         434,521
     Savings                                16,437          17,662           17,972           16,417          16,804
     Time                                  512,497         500,443          485,662          490,460         481,993
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,008,138       1,039,259          968,203          939,219         933,318
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,117,992   $   1,152,838    $   1,094,314   $    1,063,307   $   1,077,456
                                    ---------------------------------------------------------------------------------
Arkansas:
   Demand                            $      10,225   $      11,030    $      10,980   $       12,589   $      11,914
   Interest-bearing:
     Transaction                            22,401          22,096           21,762           17,905          19,504
     Savings                                   993           1,011            1,029            1,010           1,058
     Time                                   43,401          46,597           54,687           57,446          61,966
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   66,795          69,704           77,478           76,361          82,528
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      77,020   $      80,734    $      88,458   $       88,950   $      94,442
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      42,194   $      42,006    $      39,821   $       48,756   $      38,264
   Interest-bearing:
     Transaction                           432,188         398,972          314,506          328,254         275,714
     Savings                                27,143          62,211           12,092           12,632          13,037
     Time                                  608,962         549,676          502,880          485,200         421,841
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,068,293       1,010,859          829,478          826,086         710,592
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,110,487   $   1,052,865    $     869,299   $      874,842   $     748,856
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      25,295   $      31,196    $      29,461   $       39,352   $      62,234
   Interest-bearing:
     Transaction                            98,611          74,892           67,364           73,729          74,786
     Savings                                 1,269           1,233            1,367            1,978           2,408
     Time                                   13,314          11,563           10,018            6,574           4,549
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  113,194          87,688           78,749           82,281          81,743
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     138,489   $     118,884    $     108,210   $      121,633   $     143,977
                                    ---------------------------------------------------------------------------------
Kansas:
   Demand                            $       7,849   $       1,081    $         325   $           14   $           -
   Interest-bearing:
     Transaction                             3,169           1,356              670              287               -
     Savings                                    15              12               11                2               -
     Time                                   23,119          32,695           28,166            5,721               -
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   26,303          34,063           28,847            6,010               -
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $      34,152   $      35,144    $      29,172   $        6,024   $           -
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $  12,983,078   $  13,162,254    $  12,208,583   $   12,386,705   $  11,656,182
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $100 million unsecured revolving line of credit with certain banks that expires in December 2010. The outstanding principal balance on this credit agreement was $25 million at September 30, 2007. Interest is based on LIBOR plus a defined margin that is determined by the Company's credit rating or a base rate. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.375%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels and to exceed minimum net worth ratios. BOK Financial met all of the restrictive covenants at September 30, 2007.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $64 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $46 million under this policy.

Equity capital for BOK Financial totaled $1.9 billion at September 30, 2007, up $73 million during the quarter. Retained earnings, net income less cash dividends provided $46 million of the increase. Accumulated other comprehensive losses decreased $38 million due primarily to a reduction in net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $2 million during the third quarter of 2007. These increases in equity capital were partially offset by $13 million for common shares repurchased by the Company during the third quarter.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase programs may be suspended or discontinued at any time without prior notice. During the third quarter of 2007, the Company repurchased 261,916 common shares at an average price of $51.01 per share. The Company may repurchase 1.4 million common shares in the future under this program.

Cash dividends of $13.4 million or $0.20 per common share were paid during the third quarter of 2007. On October 30, 2007 the Board of Directors approved quarterly cash dividend of $0.20 per common share. The dividend will be payable on or about November 30, 2007 to shareholders of record on November 15, 2007.

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

--------------------------------------------------------------------------------------------------------------------
Table 21 - Capital Ratios                    Sept. 30,       June 30,      March 31,      Dec. 31,      Sept. 30,
                                               2007            2007           2007          2006          2006
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.38%           9.61%          9.71%          9.67%         9.62%
Risk-based capital:
  Tier 1 capital                               9.30            9.12           9.97           9.78          9.99
  Total capital                               12.53           12.36          11.76          11.58         12.07
Leverage                                       8.17            8.30           8.95           8.79          8.88

During the second quarter of 2007, Bank of Oklahoma issued $250 million of subordinated debt due May 15, 2017. Interest on this debt is based on a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus .69% thereafter. The proceeds of this debt, which qualify as Tier 2 regulatory capital, was used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

Off-Balance Sheet Arrangements

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price over the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. The final anniversary date of this guarantee was October 25, 2007. The maximum annual number of shares subject to this guarantee is 210,069. The price guarantee is non-transferable and non-cumulative. BOK Financial may elect, in its sole discretion, to issue additional shares of common stock or to pay cash to satisfy any obligation under the price guarantee. The Company will have no obligation to issue additional common shares or pay cash to satisfy any benchmark price protection obligation if the market value per share of BOK Financial common stock remains above the highest benchmark price of $42.53. The closing price of BOK Financial common stock on September 30, 2007 was $51.41 per share.

During the third quarter of 2007, Bank of Oklahoma agreed to guarantee rents totaling $28.4 million over 10 years to the City of Tulsa ("City") as owner of a building immediately adjacent to the Bank's main office. These rents are due for space currently rented by third-party tenants in the building. In return for this guarantee, Bank of Oklahoma will receive 80% of net rent as defined in an agreement with the City over the next 10 years from currently vacant space in the same building. The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million. The fair value of this agreement at inception is zero and no asset or liability is currently recognized in the Company's financial statements.

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

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect variable rate loans more rapidly than deposits in the short term. Management has adopted several strategies to position the balance sheet to be neutral to interest rate changes. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 2.7 years based on a range of interest rate and prepayment assumptions.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. During the third quarter of 2007, net interest revenue was reduced by $1.7 million from periodic settlements of these contracts. Net interest revenue was decreased by $2.8 million from periodic settlements of these contracts in the third quarter of 2006. These contracts are carried on the balance sheet at fair value and changes in fair value are reporting in income as derivatives gains or losses. Net gains of $865 thousand and $379 thousand were recognized in the third quarters of 2007 and 2006, respectively, from adjustments of these swaps and hedged liabilities to fair value. Credit risk from interest rate swaps is closely monitored as part of our overall process of managing credit exposure to other financial institutions.

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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 22 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 22 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                      200 bp Increase                200 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2007         2006            2007          2006             2007         2006
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $ (6,738)     $ (7,038)      $     1,057   $   8,485         $ (1,745)      $  2,188
                                      (1.1)%        (1.4)%             0.2%        1.6%            (0.3)%          0.4%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At September 30, 2007, the VAR was $341 thousand. The greatest value at risk during the quarter was $1.2 million.

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

------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                               2007             2006                2007                2006
                                                            ----------- --- -------------- ---- -------------- ---- --------------
Interest Revenue
Loans                                                    $    232,150    $    197,423        $     669,190      $      544,349
Taxable securities                                             63,244          54,587              181,061             166,265
Tax-exempt securities                                           3,010           2,641                8,960               7,023
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total securities                                            66,254          57,228              190,021             173,288
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Trading                                                           388             180                1,253                 573
securities
Funds sold and resell agreements                                1,588             649                3,177               1,295
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest revenue                                     300,380         255,480              863,641             719,505
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Interest Expense
Deposits                                                      109,496          88,471              309,427             241,351
Borrowed funds                                                 44,273          37,821              131,825             100,689
Subordinated debentures                                         7,166           5,210               19,193              15,055
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest expense                                     160,935         131,502              460,445             357,095
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue                                          139,445         123,978              403,196             362,410
Provision for Credit Losses                                     7,201           5,254               21,521              12,449
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue After Provision for Credit Losses        132,244         118,724              381,675             349,961
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Revenue
Brokerage and trading revenue                                  15,541          13,078               42,140              39,031
Transaction card revenue                                       23,812          19,939               66,913              58,398
Trust fees and commissions                                     19,633          17,101               58,086              52,797
Deposit service charges and fees                               27,885          26,322               79,280              76,649
Mortgage banking revenue                                        8,671           6,935               21,893              20,919
Bank-owned life insurance                                       2,520             117                7,444                 212
Other revenue                                                   7,773           9,519               20,859              28,835
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total fees and commissions                                    105,835          93,011              296,615             276,841
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Gain on sales of assets                                            42             475                  388               1,247
Gain (loss) on securities, net                                  4,748           3,718               (2,077)                (86)
Gain (loss) on derivatives, net                                   865             379                  753                (102)
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating revenue                                 111,490          97,583              295,679             277,900
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Expense
Personnel                                                      87,929          74,605              248,540             218,206
Business promotion                                              5,399           4,401               15,360              14,006
Professional fees and services                                  5,749           4,734               16,586              13,010
Net occupancy and equipment                                    14,752          13,222               41,818              39,447
Data processing and communications                             18,271          16,931               53,647              50,083
Printing, postage and supplies                                  4,201           4,182               12,349              12,088
Net losses and operating expenses of repossessed  assets          172              34                  571                 307
Amortization of intangible assets                               2,397           1,299                4,976               4,028
Mortgage banking costs                                          3,001           2,869                8,932               8,795
Change in fair value of mortgage servicing rights               3,446           7,921                 (451)             (2,773)
Other expense                                                   7,819           8,612               19,279              21,119
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating expense                                 153,136         138,810              421,607             378,316
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Income Before Taxes                                            90,598          77,497              255,747             249,545
Federal and state income tax                                   30,750          24,837               89,243              87,153
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Income                                               $     59,848    $     52,660        $     166,504       $     162,392
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------

Earnings Per Share:
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Basic                                                 $       0.89    $      0.79         $        2.48       $        2.43
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Diluted                                               $       0.89    $      0.78         $        2.46       $        2.41
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------

Average Shares Used in Computation:
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
   Basic                                                    67,078,378      66,756,458           67,092,549          66,749,141
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
   Diluted                                                  67,537,643      67,325,428           67,571,900          67,301,406
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------

------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
Dividends Declared per Share                            $       0.20     $      0.15         $        0.55       $        0.40
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                 September 30,     December 31,      September 30,
                                                                      2007             2006               2006
                                                                  --------------------------------------------------
                                                                   (Unaudited)      (Footnote 1)       (Unaudited)
Assets
Cash and due from banks                                        $      565,747    $      775,376    $      595,566
Funds sold and resell agreements                                      118,768            21,950            31,765
Trading securities                                                     25,000            37,076            21,437
Securities:
  Available for sale                                                5,214,837         4,293,938         4,283,957
  Available for sale securities pledged to creditors                  329,397           361,123           369,512
  Investment (fair value:  September 30, 2007 - $246,716;
    December 31, 2006 - $246,608;
    September 30, 2006 - $242,052)                                    250,873           248,689           247,510
  Mortgage trading securities                                         127,222           162,837           111,753
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                5,922,329         5,066,587         5,012,732
--------------------------------------------------------------------------------------------------------------------
Loans                                                              11,751,164        10,715,803        10,005,906
Less reserve for loan losses                                         (121,932)         (109,497)         (105,465)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            11,629,232        10,606,306         9,900,441
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           254,953           188,041           178,940
Accrued revenue receivable                                            138,561           118,236           108,685
Intangible assets, net                                                375,113           258,060           258,994
Mortgage servicing rights, net                                         71,927            65,946            65,788
Real estate and other repossessed assets                               10,627             8,486             9,322
Bankers' acceptances                                                   20,353            43,613             8,081
Derivative contracts                                                  301,311           284,239           322,424
Cash surrender value of bank-owned life insurance                     226,853           212,230           209,766
Receivable on unsettled securities trades                                   -                 -               868
Other assets                                                          267,129           373,478           391,102
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   19,927,903    $   18,059,624    $   17,115,911
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,510,429    $    1,780,059    $    1,707,066
Interest-bearing deposits:
  Transaction                                                       6,488,040         5,996,970         5,478,292
  Savings                                                             164,306           139,130           142,637
  Time                                                              4,820,303         4,470,546         4,328,187
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   12,983,078        12,386,705        11,656,182
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           3,175,802         2,348,516         2,339,585
Other borrowings                                                      908,711           593,731           595,506
Subordinated debentures                                               398,240           297,800           297,370
Accrued interest, taxes and expense                                   118,275           104,752            83,411
Bankers' acceptances                                                   20,353            43,613             8,081
Due on unsettled security transactions                                  1,239           107,420                 -
Derivative contracts                                                  316,341           298,679           339,284
Other liabilities                                                     137,301           157,386           126,574
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         18,059,340        16,338,602        15,445,993
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized;
  shares issued and outstanding: September 30, 2007 - 69,092,403;
  December 31, 2006 - 68,704,575; September 30, 2006 - 68,420,633)          4                 4                 4
Capital surplus                                                       706,927           688,861           676,395
Retained earnings                                                   1,295,233         1,166,994         1,126,445
Treasury stock (shares at cost:  September 30, 2007 -
  2,029,886; December 31, 2006 - 1,636,825;
  September 30, 2006 - 1,561,361)                                     (81,619)          (61,393)          (57,443)
Accumulated other comprehensive loss                                  (51,982)          (73,444)          (75,483)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,868,563         1,721,022         1,669,918
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   19,927,903    $   18,059,624    $   17,115,911
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(In Thousands)

                                            Accumulated
                          Common Stock         Other                             Treasury Stock
                       -----------------   Comprehensive  Capital    Retained   ------------------
                         Shares   Amount        Loss      Surplus    Earnings    Shares    Amount   Total
                       ----------------------------------------------------------------------------------------
Balances at
  December 31, 2005      67,905  $     4    $ (67,811)  $ 656,579    $990,422     1,202  $(40,040) $1,539,154
Effect of
   implementing FAS
   156, net of income taxes   -        -            -           -         383         -         -        383
Comprehensive income:
  Net income                  -        -            -           -     162,392         -         -    162,392
  Other comprehensive
     income, net of tax (1)   -        -       (7,672)          -           -         -         -     (7,672)
                                                                                                  -----------
    Comprehensive income                                                                             154,720
                                                                                                  -----------
Treasury stock purchase       -        -            -           -           -       241   (11,722)   (11,722)
Exercise of stock options   516        -            -      12,369           -       118    (5,681)     6,688
Tax benefit on exercise of
   stock options              -        -            -       2,705           -         -         -      2,705
Stock-based compensation      -        -            -       4,742           -         -         -      4,742
Cash dividends on
   common stock               -        -            -           -     (26,752)        -         -    (26,752)
---------------------------------------------------------------------------------------------------------------
Balances at
    September 30, 2006   68,421   $    4    $ (75,483)  $ 676,395  $1,126,445     1,561  $(57,443)$1,669,918
---------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2006      68,705   $    4    $ (73,444)  $ 688,861  $1,166,994     1,637  $(61,393)$1,721,022
Effect of
   implementing FAS 157,
   net of income taxes        -        -            -           -        (679)        -         -       (679)
Effect of implementing
   FIN 48                     -        -            -           -        (609)        -         -       (609)
Comprehensive income:
   Net income                 -        -            -           -     166,504         -         -    166,504
   Other comprehensive
     income, net of tax (1)   -        -       21,462           -           -         -         -     21,462
                                                                                                  -----------
    Comprehensive income                                                                             187,966
                                                                                                  -----------
Treasury stock purchase       -        -            -           -           -       306   (15,583)   (15,583)
Exercise of stock options   387        -            -      11,443           -        87    (4,643)     6,800
Tax benefit on exercise
   of stock options           -        -            -       1,562           -         -         -      1,562
Stock-based compensation      -        -            -       5,061           -         -         -      5,061
Cash dividends on
   common stock               -        -            -           -     (36,977)        -         -    (36,977)
---------------------------------------------------------------------------------------------------------------

Balances at
    September 30, 2007   69,092   $    4    $ (51,982)  $ 706,927  $1,295,233     2,030  $(81,619)$1,868,563
---------------------------------------------------------------------------------------------------------------

(1)                                       September 30, 2007 September 30, 2006
                                          ------------------ ------------------
Changes in other comprehensive loss:
  Unrealized gains (losses) on securities     $  29,224        $ (12,401)
  Unrealized gains on cash flow hedges            1,188              524
  Tax benefit on unrealized (gains) losses      (10,322)           4,148
  Reclassification adjustment for losses
    realized and included in net income           2,077               86
  Reclassification adjustment for tax
    benefit on realized losses                     (705)             (29)
                                          ------------------------------------
Net change in other comprehensive loss        $  21,462        $  (7,672)
                                          ------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                      Nine Months Ended September 30,
                                                                              ---------------------------------------------
                                                                                      2007                      2006
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    166,504            $    162,392
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                         21,521                  12,449
  Change in fair value of mortgage servicing rights                                     (451)                 (2,773)
  Unrealized (gains) losses from derivatives                                         (15,337)                 10,825
  Tax benefit on exercise of stock options                                            (1,562)                 (2,705)
  Change in bank-owned life insurance                                                (14,623)                  1,695
  Stock-based compensation                                                             6,684                   7,779
  Depreciation and amortization                                                       31,325                  29,673
  Net accretion of securities discounts and premiums                                    (690)                  1,382
  Net gain on sale of assets                                                          (9,955)                 (9,310)
  Mortgage loans originated for resale                                              (734,919)               (506,582)
  Proceeds from sale of mortgage loans held for resale                               692,470                 574,304
  Change in trading securities, including mortgage trading securities                 48,782                 (65,025)
  Change in accrued revenue receivable                                               (31,037)                  6,750
  Change in other assets                                                              67,800                 (77,579)
  Change in accrued interest, taxes and expense                                       13,523                  (8,808)
  Change in other liabilities                                                        (65,710)                 (7,477)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            174,325                 126,990
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   90,355                  56,468
  Proceeds from maturities of available for sale securities                          847,662                 515,308
  Purchases of investment securities                                                 (92,648)                (59,445)
  Purchases of available for sale securities                                      (2,224,574)               (589,350)
  Proceeds from sales of investment securities                                             -                     447
  Proceeds from sales of available for sale securities                               548,025                 181,007
  Loans originated or acquired net of principal collected                           (619,518)               (950,823)
  Payments on derivative asset contracts                                             (36,372)                (36,411)
  Investment in bank-owned life insurance                                                  -                (201,987)
  Net change in other investment assets                                                   69                  (4,050)
  Proceeds from disposition of assets                                                 44,475                  78,174
  Purchases of assets                                                                (61,643)                (36,467)
  Cash and equivalents of subsidiaries and branches acquired and sold, net           (47,258)                      -
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (1,551,427)             (1,047,129)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts          (105,266)                 50,737
  Net change in time deposits                                                        198,580                 223,785
  Net change in other borrowings                                                   1,132,911                 542,882
  Proceeds from derivative liability contracts                                        52,670                  34,997
  Net change in derivative margin accounts                                            37,157                  34,125
  Change in amount receivable (due) on unsettled security transactions              (106,181)                 (9,297)
  Issuance of common and treasury stock, net                                           6,800                   6,688
  Issuance of subordinated debenture, net                                            248,618                       -
  Pay down of subordinated debentures                                               (150,000)                      -
  Tax benefit on exercise of stock options                                             1,562                   2,705
  Repurchase of common stock                                                         (15,583)                (11,722)
  Dividends paid                                                                     (36,977)                (26,752)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,264,291                 848,148
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (112,811)                (71,991)
Cash and cash equivalents at beginning of period                                     797,326                 699,322
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    684,515            $    627,331
---------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                          $    447,605            $    353,895
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     84,561            $     89,052
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $      6,585            $      4,694
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

The Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective January 1, 2007. FIN 48 requires that an uncertain tax position must be more likely than not of being upheld upon audit by the taxing authority for the benefit to be recognized. The benefit of uncertain tax positions that do not meet this criterion may not be recognized. In addition, FIN 48 requires that the amount of tax benefit that may be recognized for uncertain positions that meet the recognition criterion shall consider the amounts and probabilities of outcomes that could be realized upon settlement. BOK Financial recognized a $609 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption, total unrecognized tax benefits were $12.6 million, including the amount recognized in retained earnings. These unrecognized tax benefits, if recognized in the future, could affect the effective tax rate. Interest and penalties accrued related to unrecognized tax benefits are included in income tax expense. As of January 1, 2007, the Company had $2 million total interest and penalties accrued. Federal statute remains open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods. The IRS is auditing the 2005 consolidated United States income tax return for Worth Bancorporation Inc. The Company purchased Worth on May 31, 2007. The Company does not believe that the outcome of this examination will have a material impact on its financial statements, including total unrecognized tax benefits.

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

(2) Acquisitions

On May 31, 2007, BOK Financial paid $127 million in cash for all the outstanding stock of Texas-based Worth Bancorporation, Inc. Worth had total assets of approximately $410 million, including net loans of $281 million, and total deposits of $369 million and five branches in the Fort Worth market. A preliminary allocation of the purchase price to the net assets acquired is as follows (in thousands):

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
                                         ----------------

On June 18, 2007, BOK Financial paid $43 million in cash for all the outstanding stock of Colorado-based United Banks of Colorado, Inc. The purchase price paid for United Banks and resulting goodwill reflects performance and operating issues experienced by the bank in recent years. United Banks had total assets of approximately $166 million, including loans of $94 million, and total deposits of $133 million and eleven banking locations in the Denver area. Loans acquired from United Banks are subject to a guaranty by the sellers through an escrow fund held in trust by Colorado State Bank and Trust. The Company will be reimbursed for up to $8 million of losses, including principal, interest and collection costs, on acquired loans in a three-year period after the acquisition date. Accordingly, none of the purchase price was allocated to an allowance for loan losses. A preliminary allocation of the purchase price to the net assets acquired is as follows (in thousands):

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
                                         ----------------

On September 21, 2007, the assets and liabilities of United Banks' subsidiary, First United Bank, N.A., were purchased and assumed by Colorado State Bank and Trust, N.A.

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

(3) Fair Value Measurements

Fair value measurements as of September 30, 2007 are as follows (in thousands):


                                                            Quoted Prices    Significant
                                                          in Active Markets     Other         Significant
                                                            for Identical     Observable     Unobservable
                                                  Total      Instruments        Inputs          Inputs
                                               ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                         $  25,000      $   3,630        $ 21,370
    Available for sale securities              5,544,234         25,504       5,518,730
    Mortgage trading securities                  127,222                        127,222
    Mortgage servicing rights                     71,927                                        71,927 (1)
    Derivative contracts                         301,311                        301,311

   Liabilities:
    Hedged certificates of deposit               240,391                        240,391
    Derivative contracts                         316,341                        316,341

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

No fair value measurements of significant assets or liabilities measured on a non-recurring basis were made during the first three quarters of 2007. Assets measured on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments and goodwill, which is based on significant unobservable inputs.

(4) Derivatives

The fair values of derivative contracts at September 30, 2007 are as follows (in thousands):

                                                 Assets       Liabilities
                                              ----------- --- ------------
   Customer Risk Management Programs:
         Interest rate contracts                 $28,612         $32,880
         Energy contracts                        251,322         260,038
         Agriculture contracts                     3,018           2,816
         Foreign exchange contracts               14,799          14,799
         CD options                                3,426           3,426
--------------------------------------------- ----------- --- ------------
     Total Customer Derivatives                  301,177         313,959

   Interest Rate Risk Management Programs            134           2,382
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts                 $301,311        $316,341
--------------------------------------------- ----------- --- ------------

(5) Mortgage Banking Activities

At September 30, 2007, BOK Financial owned the rights to service 58,174 mortgage loans with outstanding principal balances of $5.4 billion, including $601 million serviced for affiliates. The weighted average interest rate and remaining term was 6.16% and 279 months, respectively.

In the first quarter of 2007, the Company paid approximately $3.6 million to acquire the rights to service approximately $270 million of mortgage loans. Substantially all of these loans are to borrowers in our primary market areas.

For the three and nine months ended September 30, 2007, mortgage banking revenue includes servicing fee income of $4.2 million and $12.7 million, respectively. For the three and nine months ended September 30, 2006, mortgage banking revenue includes servicing income of $4.0 million and $12.3 million, respectively.

In 2006, BOK Financial implemented Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets." Upon implementation, an initial adjustment of the mortgage servicing rights to fair value of approximately $383 thousand, net of income taxes, was recognized as an increase to retained earnings and certain securities designated as an economic hedge of mortgage servicing rights were transferred from the available for sale classification to trading.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 2007 is as follows (in thousands):

                                             Capitalized Mortgage Servicing Rights
                                           ------------------------------------------
                                             Purchased     Originated      Total
                                           --------------- ------------ -------------
Balance at December 31, 2006               $    12,813   $    53,133   $    65,946
Additions, net                                   3,614         9,879        13,493
Change in fair value due to loan runoff         (1,868)       (6,095)       (7,963)
Change in fair value due to market changes         647          (196)          451
--------------------------------------------- ---------- -- ---------- -- -----------
Balance at September 30, 2007              $    15,206   $    56,721   $    71,927
--------------------------------------------- ---------- -- ---------- -- -----------

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                           September 30, 2007      December 31, 2006
                                                        ---------------------     --------------------
Discount rate - risk-free rate plus a market premium              9.91%                   9.91%
-------------

Prepayment rate - based upon loan interest rate,
---------------
  original term and loan type                                 6.4% - 15.7%              8.7% - 18.0%

Loan servicing costs - annually per loan based upon
--------------------
  loan type                                                     $41 - $58                $41 - $58

Escrow earnings rate - indexed to rates paid on deposit
--------------------
  accounts with comparable average life                           5.47%                     5.49%

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at September 30, 2007 follows (in thousands):

                                               < 5.51%       5.51% - 6.50%    6.51% - 7.50%    > 7.50%        Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                   $     14,731     $    37,661      $    15,857    $   3,678   $   71,927
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced (1)  $  1,010,700     $ 2,480,100      $ 1,054,000    $ 212,000   $4,756,800
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $601 million for loans serviced for affiliates and $44 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(6)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                        Nine Months Ended September 30,
                                     -------------------------------------
                                         2007                   2006
                                     --------------        ----------------
Proceeds                          $      548,025        $      181,007
Gross realized gains                       2,169                   889
Gross realized losses                     (2,473)                 (339)
Related federal and state income
   tax expense (benefit)                    (106)                  192

(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized no periodic pension cost during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, net periodic pension cost was approximately $1.8 million.

The Company made no Pension Plan contributions during the first nine months of 2007. During the first nine months of 2006, the Company made Pension Plan contributions totaling $2.8 million, which funded the remaining maximum contribution for 2005 permitted under applicable regulations.

Management has been advised that no minimum contribution will be required for 2007. The maximum allowable contribution for 2007 has not yet been determined.

(8) Shareholders' Equity

On October 30, 2007, the Board of Directors of BOK Financial Corporation approved a $0.20 per share quarterly common stock dividend. The quarterly dividend will be payable on or about November 30, 2007 to shareholders of record on November 15, 2007.

Dividends declared during the three and nine month periods ended September 30, 2007 were $0.20 per share and $0.55 per share, respectively. Dividends declared during the three and nine month periods ended September 30, 2006 were $0.15 per share and $0.40 per share, respectively.


(9)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                             Three Months Ended          Nine Months Ended
                                                          -----------------------------------------------------
                                                            Sept. 30,   Sept. 30,      Sept. 30,     Sept.30,
                                                              2007        2006           2007         2006
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  59,848    $  52,660   $  166,504   $  162,392
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        67,078,378   66,756,458   67,092,549   66,749,141
   Effect of dilutive potential common shares:
     Employee stock compensation plans (1)                    459,265      568,970      479,351      552,265
---------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,537,643   67,325,428   67,571,900   67,301,406
---------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.89      $  0.79      $  2.48      $  2.43
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.89      $  0.78      $  2.46      $  2.41
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                 830,479            -      817,616      578,507


(10)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2007 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      412,223  $      296,635  $      406,109   $     177,477  $   19,803,536
Unallocated items:
   Tax-equivalent adjustment                        6,618               -               -           6,618               -
   Funds management and other                     (15,645)            368          15,498        (17,591)      (1,142,969)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      403,196  $      297,003  $      421,607   $     166,504  $   18,660,567
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2007 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      139,944  $      105,974  $      150,034   $      58,458  $   20,663,938
Unallocated items:
   Tax-equivalent adjustment                        2,464               -               -           2,464               -
   Funds management and other                      (2,963)            (97)          3,102         (1,074)      (1,254,760)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      139,445  $      105,877  $      153,136   $      59,848  $   19,409,178
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2006 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      373,024  $      276,162  $      358,079   $     175,159  $   17,195,718
Unallocated items:
   Tax-equivalent adjustment                        4,998               -               -           4,998               -
   Funds management and other                     (15,612)          1,926          20,237        (17,765)        (629,616)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      362,410  $      278,088  $      378,316   $     162,392  $   16,566,102
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2006 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      128,400  $       92,870  $      131,736   $      56,398  $   17,604,063
Unallocated items:
   Tax-equivalent adjustment                        1,836               -               -           1,836               -
   Funds management and other                      (6,258)            616           7,074         (5,574)        (772,940)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      123,978  $       93,486  $      138,810   $      52,660  $   16,831,123
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

(11)  Contingent Liabilities

AXIA Investment Management, Inc. ("AXIA"), a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the American Performance Funds ("AP Funds"). AP Funds is a diversified, open-ended investment company established in 1987 as a business trust under the Investment Company Act of 1940 (the "1940 Act"). AP Funds' products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 98% of AP Funds' assets of $3.9 billion are held for BOK Financial's clients.

On October 10, 2006, the Securities and Exchange Commission (the "SEC") started a special examination of AXIA. The examination is focused on the BISYS Fund Services Ohio, Inc. ("BISYS") marketing assistance agreements with AXIA that were terminated in 2004. In September 2006, BISYS settled the SEC's two-year investigation of it by consenting to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" (1) the investment advisors to 27 different families of mutual funds to violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (2) the investment advisors to the 27 fund families to violate provisions of the 1940 Act that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC, and (3) the 27 fund families to violate provisions of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan ("the SEC BYSIS Order"). AXIA is one of the 27 advisors and the AP Funds one of the mutual fund families to which the SEC referred. The SEC is continuing to investigate the matter. AXIA is not bound by the SEC BISYS Order and disagrees with its findings as they relate to AXIA.

In August 2007, AXIA settled with the AP Funds all claims relating to this matter made against it on behalf of the AP Funds for $2.2 million. This settlement is not binding on the SEC.

During the third quarter of 2007, Bank of Oklahoma agreed to guarantee rents totaling $28.4 million over 10 years to the City of Tulsa ("City") as owner of a building immediately adjacent to the Bank's main office. These rents are due for space currently rented by third-party tenants in the building. In return for this guarantee, Bank of Oklahoma will receive 80% of net rent as defined in an agreement with the City over the next 10 years from currently vacant space in the same building. The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million. The fair value of this agreement at inception is zero and no asset or liability is currently recognized in the Company's financial statements.

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

As of September 30, 2007, outstanding commitments and letters of credit were as follows (in thousands):

                                             September 30,
                                                2007
                                            --------------
Commitments to extend credit                $ 5,361,843
Standby letters of credit                       544,855
Commercial letters of credit                     15,245

Nine Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)

                                                                            Nine Months Ended
                                         -------------------------------------------------------------------------------------
                                                     September 30, 2007                          September 30, 2006
                                         ------------------------------------------      -------------------------------------
                                               Average        Revenue/     Yield            Average       Revenue/     Yield
                                              Balance       Expense(1)    /Rate            Balance      Expense(1)    /Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   5,008,824   $   181,401      4.88%       $   4,779,427  $   166,267      4.66 %
  Tax-exempt securities (3)                     346,261        14,204      5.69              280,700       11,137      5.41
------------------------------------------------------------------------------------------------------------------------------
     Total securities (3)                      5,355,085       195,605      4.92            5,060,127      177,404      4.70
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             28,955         1,459      6.74               20,723          722      4.66
  Funds sold and resell agreements               74,838         3,177      5.68               35,027        1,295      4.94
  Loans (2)                                  11,316,638       670,018      7.92            9,485,916      545,082      7.68
     Less reserve for loan losses               118,216             -      -                 106,020            -      -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      11,198,422       670,018      8.00            9,379,896      545,082      7.77
    Total earning assets (3)                 16,657,300       870,259      7.00           14,495,773      724,503      6.69
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,003,267                                    2,070,329
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  18,660,567                                $  16,566,102
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,401,198       145,259      3.03%       $   5,380,045      105,575      2.62 %
  Savings deposits                              167,603         1,151      0.92              151,643        1,043      0.92
  Time deposits                               4,576,805       163,017      4.76            4,233,166      134,733      4.26
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        11,145,606       309,427      3.71            9,764,854      241,351      3.30
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 2,623,561        99,178      5.05            1,997,804       71,747      4.80
  Other borrowings                              805,802        32,647      5.42              772,032       28,942      5.01
  Subordinated debentures                       394,019        19,193      6.51              293,795       15,055      6.85
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      14,968,988       460,445      4.11           12,828,485      357,095      3.72
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,331,004                                    1,471,014
  Other liabilities                             575,892                                      686,606
------------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity                        1,784,683                                    1,579,997
    Total liabilities and shareholders'   $  18,660,567                                $  16,566,102
    equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                     409,814      2.89%                          367,408      2.97%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                 3.30                                        3.39
     Less tax-equivalent adjustment (1)                         6,618                                       4,998
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          403,196                                     362,410
Provision for credit losses                                    21,521                                      12,449
Other operating revenue                                       295,679                                     277,900
Other operating expense                                       421,607                                     378,316
------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           255,747                                     249,545
Federal and state income tax                                   89,243                                      87,153
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   166,504                                 $   162,392
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $      2.48                                 $      2.43
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      2.46                                 $      2.41
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share
Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2007                            June 30, 2007
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   5,206,482   $    63,562       4.92%    $   5,014,231   $    60,244       4.85%
  Tax-exempt securities (3)                     360,710         4,789       5.30           354,956         4,613       5.73
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,567,192        68,351       4.95         5,369,187        64,857       4.90
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             24,413           459       7.46            32,897           481       5.86
  Funds sold and resell agreements              101,281         1,588       6.22            67,057           924       5.53
  Loans (2)                                  11,709,638       232,446       7.88        11,338,140       224,492       7.94
    Less reserve for loan losses                123,059             -         -            118,505             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      11,586,579       232,446       7.96        11,219,635       224,492       8.03
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 17,279,465       302,844       6.99        16,688,776       290,754       7.00
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,129,713                                  1,940,686
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  19,409,178                              $  18,629,462
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,683,056   $    50,650       3.01%    $   6,414,014   $    48,242       3.02%
  Savings deposits                              200,362           410       0.81           158,718           377       0.95
  Time deposits                               4,798,812        58,436       4.83         4,507,053        53,440       4.76
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,682,230       109,496       3.72        11,079,785       102,059       3.69
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,603,372        32,484       4.95         2,627,230        33,129       5.06
  Other borrowings                              880,894        11,789       5.31           866,096        11,760       5.45
  Subordinated debentures                       471,458         7,166       6.03           410,883         6,824       6.66
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      15,637,954       160,935       4.08        14,983,994       153,772       4.12
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,300,280                                  1,295,930
  Other liabilities                             649,964                                    558,792
  Shareholders' equity                        1,820,980                                  1,790,746
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'     $  19,409,178                              $  18,629,462
equity
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    141,909       2.91%                    $    136,982        2.88%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.27                                         3.31
   Less tax-equivalent adjustment (1)                           2,464                                      2,069
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          139,445                                    134,913
Provision for credit losses                                     7,201                                      7,820
Other operating revenue                                       111,490                                     91,999
Other operating expense                                       153,136                                    135,959
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            90,598                                     83,133
Federal and state income tax                                   30,750                                     29,270
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    59,848                                $    53,863
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.89                                $      0.80
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.89                                $      0.80
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

-------------------------------------------------------------------------------------------------------------------------



                                                     Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2007                         December 31, 2006                      September 30, 2006
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   4,802,768  $    57,595       4.86%  $   4,745,619   $    56,264       4.69% $   4,694,588  $    54,589       4.63%
        322,202        4,802       6.09         318,969         4,435       5.52        306,170        4,187       5.43
-------------------------------------------------------------------------------------------------------------------------
      5,124,970       62,397       4.93       5,064,588        60,699       4.74      5,000,758       58,776       4.68
-------------------------------------------------------------------------------------------------------------------------
         29,613          519       7.11          22,668           322       5.64         21,721          226       4.13
         55,674          665       4.84          39,665           546       5.46         51,518          649       5.00
     10,893,163      213,080       7.93      10,361,841       207,322       7.94      9,813,602      197,665       7.99
        113,379            -         -          108,377             -         -         106,474            -         -
-------------------------------------------------------------------------------------------------------------------------
     10,779,784      213,080       8.02      10,253,464       207,322       8.02      9,707,128      197,665       8.08
-------------------------------------------------------------------------------------------------------------------------
     15,990,041      276,661       7.02      15,380,385       268,889       6.93     14,781,125      257,316       6.91
-------------------------------------------------------------------------------------------------------------------------
      1,949,917                               2,158,647                               2,049,998
-------------------------------------------------------------------------------------------------------------------------
  $  17,939,958                           $  17,539,032                           $  16,831,123
-------------------------------------------------------------------------------------------------------------------------


  $   6,100,117  $    46,367       3.08%  $   5,768,216   $    43,411       2.99% $   5,458,280  $    39,571       2.88%
        143,101          364       1.03         139,796           365       1.04        146,276          360       0.98
      4,420,390       51,141       4.69       4,417,427        51,781       4.65      4,314,672       48,540       4.46
-------------------------------------------------------------------------------------------------------------------------
     10,663,608       97,872       3.72      10,325,439        95,557       3.67      9,919,228       88,471       3.54
-------------------------------------------------------------------------------------------------------------------------

      2,640,485       33,565       5.16       2,584,354        33,736       5.18      2,138,749       27,568       5.11
        668,078        9,098       5.52         586,743         8,128       5.50        750,247       10,253       5.42
        297,806        5,203       7.09         298,427         5,225       6.95        293,146        5,210       7.05
-------------------------------------------------------------------------------------------------------------------------
     14,269,977      145,738       4.14      13,794,963       142,646       4.10     13,101,370      131,502       3.98
-------------------------------------------------------------------------------------------------------------------------
      1,397,874                               1,481,455                               1,453,163
        530,659                                 566,128                                 657,269
      1,741,448                               1,696,486                               1,619,321
-------------------------------------------------------------------------------------------------------------------------
  $  17,939,958                           $  17,539,032                           $  16,831,123
-------------------------------------------------------------------------------------------------------------------------
                 $    130,923      2.88%                  $    126,243      2.83%                $    125,814      2.93%

                                   3.32                                     3.25                                   3.38
                       2,085                                    1,965                                  1,836
-------------------------------------------------------------------------------------------------------------------------
                     128,838                                  124,278                                123,978
                       6,500                                    5,953                                  5,254
                      92,190                                   93,723                                 97,583
                     132,512                                  133,991                                138,810
-------------------------------------------------------------------------------------------------------------------------
                      82,016                                   78,057                                 77,497
                      29,223                                   27,472                                 24,837
-------------------------------------------------------------------------------------------------------------------------
                 $    52,793                              $    50,585                            $    52,660
-------------------------------------------------------------------------------------------------------------------------


                 $      0.79                              $      0.76                            $      0.79
-------------------------------------------------------------------------------------------------------------------------
                 $      0.78                              $      0.75                            $      0.78
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2007.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
          Period          Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
July 1, 2007 to                55,360         $51.29                    44,234                            1,633,306
July 31, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
August 1, 2007 to              76,665         $52.51                    72,728                            1,560,578
August 31, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
September 1, 2007 to          152,139         $51.60                   144,954                            1,415,624
   September 30, 2007
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
Total                         284,164                                  261,916
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of September 30, 2007, the Company had repurchased 584,376 shares under the new plan.

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

                                          BOK FINANCIAL CORPORATION
                                          (Registrant)



Date:         November 9, 2007            /s/ Steven E. Nell
        ------------------------------    ------------------------------------
                                          Steven E. Nell
                                          Executive Vice President and
                                          Chief Financial Officer


                                          /s/ John C. Morrow
                                          ------------------------------------
                                          John C. Morrow
                                          Senior Vice President and Director
                                          of Financial Accounting & Reporting