Form 10-K
period 2007-12-31
BOK FINANCIAL CORP ET AL
filed 2008-02-29
CIK 875357

As filed with the Securities and Exchange Commission on February 29, 2008
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |X|  Accelerated  filer |_|  Non-accelerated  filer|_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1,175,155,864 (based on the June 30, 2007 closing price of Common Stock of $53.42 per share). As of January 31, 2008, there were 67,387,053 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders.

===============================================================================

                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX
ITEM                                                                PAGE

                                     PART I
1.  Business                                                            1

1A. Risk Factors                                                        6

1B. Unresolved Staff Comments                                           8

2.  Properties                                                          8

3.  Legal Proceedings                                                   9

4.  Submission of Matters to a Vote of Security Holders                 9

                                     PART II

5.  Market for Registrant's Common Equity, Related Stockholder
    Matters and Issuer Purchases of Equity Securities                   9

6.  Selected Financial Data                                            10

7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                          11

7A. Quantitative and Qualitative Disclosures About Market Risk         50

8.  Financial Statements and Supplementary Data                        52

9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure                                          106

9A. Controls and Procedures                                           106

9B. Other Information                                                 106

                                    PART III

10. Directors, Executive Officers and Corporate Governance            107

11. Executive Compensation                                            107

12. Security Ownership of Certain Beneficial Owners and
    Management and Related Stockholder Matters                        107

13. Certain Relationships and Related Transactions, and Director
    Independence                                                      107

14. Principal Accounting Fees and Services                            107

                                     PART IV

15. Exhibits, Financial Statement Schedules                           107

    Signatures                                                        114

    Chief Executive Officer Section 302 Certification, Exhibit 31.1   116

    Chief Financial Officer Section 302 Certification, Exhibit 31.2   117

    Section 906 Certifications, Exhibit 32                            118

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

                             Description of Business

BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial offers full service banking in Oklahoma, Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Northwest Arkansas, Denver, Colorado, Phoenix, Arizona, and Kansas City, Missouri / Kansas. Principal subsidiaries are Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and Bank of Kansas City, N.A. (collectively, the "Banks"). Other subsidiaries include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting. Other non-bank subsidiary operations do not have a significant effect on BOKF financial statements.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Missouri / Kansas. We are currently exploring opportunities for further growth in our regional markets and expansion into new markets through acquisitions or de novo banking operations.

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

                                   Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2007.

BOk is the largest banking subsidiary of BOK Financial and has the largest market share in Oklahoma with 12% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 26% and 9% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. BOk also competes with regional and locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Through other subsidiary banks, BOK Financial competes in Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, Northwest Arkansas, and Kansas City, Missouri / Kansas. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and 1% in the Houston area. Bank of Albuquerque has a number four market share position with 12% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arizona operates as a community bank with locations in Phoenix, Scottsdale and Tucson. Bank of Arkansas serves Benton and Washington counties in Arkansas, and Bank of Kansas City serves the Kansas City market. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                    Employees

As of December 31, 2007, BOK Financial and its subsidiaries employed 4,110 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

The Banks and other non-bank subsidiaries are also subject to other federal and state laws and regulations. For example, BOSC, Inc., the Company's broker/dealer subsidiary that engages in retail and institutional securities sales and municipal bond underwriting, is regulated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA), the Federal Reserve Board, and state securities regulators. As another example, Bank of Arkansas is subject to certain consumer-protection laws incorporated in the Arkansas Constitution, which, among other restrictions, limit the maximum interest rate on general loans to five percent above the Federal Reserve Discount Rate and limit the rate on consumer loans to the lower of five percent above the discount rate or seventeen percent.

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

The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2007, BOK Financial's Tier 1 and total capital ratios under these guidelines were 9.38% and 12.54%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2007 was 8.20%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2007.

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

BOK Financial is not an internationally active banking organization and has not made a determination as to whether or when it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective. Recent U.S. bank regulatory proposals indicate that the U.S. banking system will permit adoption of a "standardized" approach for Basel II in lieu of the 1-A proposal for non-core Basel II institutions. BOKF expects more definitive guidance on the matter from U.S. bank regulators in 2008.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading "Borrowings and Capital" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Deposit Insurance

Substantially all of the deposits held by the Banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories, which continue to be distinguished by capital levels and supervisory ratings. For large Risk Category 1 institutions (generally those with assets in excess of $10 billion) that have long-term debt issuer ratings, including Bank of Oklahoma, assessment rates are determined from weighted-average CAMELS component ratings and long-term debt issuer ratings. The minimum annualized assessment rate for large institutions is 5 basis points per $100 of deposits and the maximum annualized assessment rate for large institutions is 7 basis points per $100 of deposits. Quarterly assessment rates for large institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and long-term debt issuer ratings.

In addition, the Banks are assessed a charge based on deposit balances by the Financing Corporation ("FICO"). The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Dividends

The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $93 million of dividends without regulatory approval as of December 31, 2007. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $75 million as of December 31, 2007. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

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

Certain industry-specific economic factors also affect BOK Financial. For example, a portion of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry, which is historically a cyclical industry. Low commodity prices may adversely affect that industry and, consequently, may affect BOK Financial's business negatively. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in Oklahoma and the Southwest region could also have an adverse effect on BOK Financial's operations.

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

Mortgage-backed securities are also subject to credit risk from delinquency or default of the underlying loans. BOK Financial mitigates this risk somewhat by investing in securities issued by U.S. government agencies. Principal and interest payments on the loans underlying these securities are guaranteed, in whole or in part, by these agencies. Credit risk on mortgage-backed securities originated by private issuers is mitigated somewhat by investing in senior tranches with additional collateral support.

In addition, as part of BOK Financial's mortgage banking business, BOK Financial has substantial holdings of mortgage servicing rights. The value of these rights is also very sensitive to changes in interest rates. Falling interest rates tend to increase loan prepayments, which may lead to cancellation of the related servicing rights. BOK Financial's investments and dealings in mortgage-related products increase the risk that falling interest rates could adversely affect BOK Financial's business. BOK Financial attempts to manage this risk by maintaining an active hedging program for its mortgage servicing rights. BOK Financial's hedging program has only been partially successful in recent years. The value of mortgage servicing rights may also decrease due to rising delinquency or default of the loans serviced. This risk is mitigated somewhat by adherence to underwriting standards on loans originated for sale.

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

Although BOK Financial has developed an operating strategy which it expects to result in continuing improved financial performance, BOK Financial cannot assure that it will be successful in fulfilling this strategy or that this operating strategy will be successful. Achieving success is dependent upon a number of factors, many of which are beyond BOK Financial's direct control. Factors that may adversely affect BOK Financial's ability to implement its operating strategy include:

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

Mr. Kaiser has the right to sell shares of BOK Financial's common stock in compliance with the federal securities laws at any time, or from time to time. The federal securities laws will be the only restrictions on Mr. Kaiser's ability to sell. Because of his current control of BOK Financial, Mr. Kaiser could sell large amounts of his shares of BOK Financial's common stock by causing BOK Financial to file a registration statement that would allow him to sell shares more easily. In addition, Mr. Kaiser could sell his shares of BOK Financial's common stock without registration under Rule 144 of the Securities Act. Although BOK Financial can make no predictions as to the effect, if any, that such sales would have on the market price of BOK Financial's common stock, sales of substantial amounts of BOK Financial's common stock, or the perception that such sales could occur, could adversely affect market prices. If Mr. Kaiser sells or transfers his shares of BOK Financial's common stock as a block, another person or entity could become BOK Financial's controlling shareholder.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $187 million, net of depreciation and amortization. The Company's principal offices are located in leased premises in the Bank of Oklahoma Tower, Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma, Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Missouri / Kansas. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma, Dallas, Texas, and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the three months ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of January 31, 2008, common shareholders of record numbered 1,046 with 68,044,438 shares outstanding.

The highest and lowest closing bid price for shares of BOK Financial common stock follows:

                     First          Second          Third          Fourth
                 -------------- --------------- -------------- ---------------
     2007:
       Low           $49.37         $48.59           $47.37        $51.44
       High           55.43          54.96            54.20         55.43

     2006:
       Low           $44.40         $46.85           $48.13        $50.40
       High           47.65          49.60            53.30         54.98

                      Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2002 and ending December 31, 2007.*

TOTAL RETURN PERFORMANCE graph shown here.  Data points are:

                                                            Period Ending
                             -----------------------------------------------------------------------------
Index                           12/31/02     12/31/03     12/31/04     12/31/05     12/31/06     12/31/07
----------------------------------------------------------------------------------------------------------
BOK Financial Corporation         100.00       123.13       159.71       149.80       183.29       174.83
NASDAQ Composite                  100.00       150.01       162.89       165.13       180.85       198.60
NASDAQ Bank Index                 100.00       129.93       144.21       137.97       153.15       119.35
KBW 50                            100.00       134.04       149.51       149.24       178.19       139.33

* Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2002. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. During the periods shown, no dividends were paid on BOK Financial Common Stock except (i) on May 18, 2001, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 7, 2001, (ii) on May 29, 2002, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 13, 2002, (iii) on May 31, 2003, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 10, 2003, (iv) and on May 31, 2004, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 10, 2004. Cash dividends on Common Stock, which were first paid in 2005, are assumed to have been reinvested in BOK Financial Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data is set forth within Table 1 of Item 7, "Management's Discussion and Analysis of Financial Condition and results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1     Consolidated Selected Financial Data
            (Dollars In Thousands Except Per Share Data)
                                                                                December 31,
                                                    ---------------------------------------------------------------------

                                                          2007          2006           2005         2004         2003
                                                    ---------------------------------------------------------------------
 Selected Financial Data
    For the year:
      Interest revenue                               $1,160,737     $ 986,429      $ 769,934    $ 614,284    $ 565,173
      Interest expense                                  616,252       499,741        320,593      191,041      173,678
      Net interest revenue                              544,485       486,688        449,341      423,243      391,495
      Provision for credit losses                        34,721        18,402         12,441       20,439       35,636
      Net income                                        217,664       212,977        201,505      179,023      158,360
    Period-end:
      Loans, net of reserve                          11,890,570    10,606,306      9,036,102    7,820,349    7,369,105
      Assets                                         20,839,864    18,059,624     16,327,069   14,145,660   13,595,598
      Deposits                                       13,459,291    12,386,705     11,375,318    9,674,398    9,219,863
      Subordinated debentures                           398,273       297,800        295,964      151,594      154,332
      Shareholders' equity                            1,935,384     1,721,022      1,539,154    1,398,494    1,228,630
      Nonperforming assets(2)                           104,159        44,343         40,017       61,112       62,330

 Profitability Statistics
    Earnings per share (based on average equivalent shares):
      Basic                                           $    3.24     $    3.19      $    3.14    $    3.00    $    2.67
      Diluted                                              3.22          3.16           3.01         2.68         2.38
    Percentages (based on daily averages):
      Return on average assets                              1.14%         1.27%         1.29%        1.28%        1.24%
      Return on average shareholders' equity               12.01         13.23         13.78        13.80        13.66
      Average shareholders' equity to average assets        9.53          9.58          9.38         9.25         9.07

 Common Stock Performance
    Per Share:
      Book value per common share(5)                  $    28.75    $    25.66     $    23.07   $    23.28   $    20.60
      Market price: December 31 close                      51.70         54.98          45.43        48.76        38.72
      Market range - High close                            55.57         54.98          49.31        49.18        41.02
                   - Low close                             47.47         44.43          39.79        37.29        31.00
      Cash dividends declared                               0.75          0.55           0.30            -            -

 Selected Balance Sheet Statistics
    Period-end:
      Tier 1 capital ratio                                  9.38%         9.78%          9.84%       10.02%        9.15%
      Total capital ratio                                  12.54         11.58          12.10        11.67        11.31
      Leverage ratio                                        8.20          8.79           8.30         7.94         7.17
      Tangible capital ratio                                7.65          8.22           7.94         8.31         7.33
      Reserve for loan losses to nonperforming loans      133.79        305.37         329.34       189.40       208.15
      Reserve for loan losses to loans(1)                   1.06          1.03           1.14         1.38         1.55
      Combined reserves for credit losses to loans (1), (4) 1.24          1.22           1.37         1.61         1.73

 Miscellaneous (at December 31)
    Number of employees (full-time equivalent)             4,110         3,958          3,825         3,548        3,449
    Number of banking locations                              189           163            150           149          142
    Number of TransFund locations                          1,822         1,649          1,421         1,389        1,442
    Trust assets                                     $36,288,592   $31,704,091    $28,464,745   $24,589,053  $21,283,791
    Mortgage loan servicing portfolio(3)               5,481,736     4,988,611      4,492,524     4,486,513    4,746,279
 ------------------------------------------------------------------------------------------------------------------------

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

Management's Assessment of Operations and Financial Condition

Overview

BOK Financial Corporation ("BOK Financial" or "the Company") is a financial holding company that offers full service banking in Oklahoma, Northwest Arkansas, Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Missouri. The Company was incorporated in 1990 in Oklahoma and is headquartered in Tulsa, Oklahoma. Activities are governed by the Bank Holding Company Act of 1956, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. Principal banking subsidiaries are Bank of Oklahoma, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Bank of Texas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A. and Bank of Kansas City, N.A. Other subsidiaries include BOSC, Inc. a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets in contiguous states. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Missouri / Kansas. At December 31, 2007, 51% of our outstanding loans and 45% of our deposits are in markets outside of Oklahoma.

Our primary focus is to provide a broad range of financial products and services, which includes loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Our revenue sources are diversified. Approximately 42% of our revenue comes from commissions and fees.

Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high-quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities.

Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making through the boards of directors for each of our bank subsidiaries. During 2007, we expanded our presence in local markets through the acquisition of Worth National Bank in Ft. Worth, Texas and First United Bank in Denver, Colorado. The Worth National acquisition increased loans and deposits in the Texas market by $284 million and $369 million, respectively, and added five branch locations. The First United acquisition increased loans and deposits in the Colorado market by $94 million and $133 million, respectively, and added eleven branch locations.

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

Performance Summary

BOK Financial's net income for 2007 totaled $217.7 million or $3.22 per diluted share compared with $213.0 million or $3.16 per diluted share in 2006. Net income for 2007 was reduced $7.5 million or $0.11 per diluted share by charges recognized for the impairment of certain securities and for the Company's share of contingent liabilities to support Visa's antitrust litigation costs. These charges are discussed in the Assessment of Financial Conditions - Securities Portfolio and Assessment of Operations - Other Operating Expense sections of this report.

Net income growth for 2007 was attributed primarily to increases in both net interest revenue and fees and commissions revenue. Net interest revenue grew $57.8 million or 12% during 2007 while fees and commissions revenue increased $33.9 million or 9%. Revenue growth was partially offset by a $16.3 million increase in the provision for credit losses and a $62.7 million or 12% increase in operating expenses.

Average earning assets increased $2.2 billion for 2007, including a $1.7 billion increase in average outstanding loans and a $447 million increase in average securities. Growth in average earning assets was funded by a $2.2 billion increase in interest-bearing liabilities. Average interest-bearing deposits increased $1.4 billion and other borrowed funds increased $826 million. Growth in average interest-bearing liabilities also funded a $152 million decrease in average demand deposits. Net interest margin was 3.28% for 2007, down 8 basis points from the previous year.

Nonperforming assets totaled $104 million at December 31, 2007, up from $44 million at December 31, 2006. Approximately, $19 million of nonperforming assets are either guaranteed by U.S. government agencies or supported by a sellers' escrow fund.

Net loans charged off totaled $21.1 million or 0.19% of average loans in 2007 compared with net loans charged off of $12.5 million or 0.13% of average loans in 2006.

Fees and commissions totaled $405.6 million, a 9% increase over 2006. Brokerage and trading revenue, transaction card revenue and trust fees grew 17%, 15% and 10%, respectively due primarily to increases in transaction volumes or the value of assets managed. Other revenue decreased $3.8 million due largely to lower fees earned on margin assets carried in support of the Company's derivatives business and leasing revenue. Decreased fees earned on margin assets are generally offset by an increase in net interest revenue due to lower funding costs. Mortgage banking revenue decreased $4.7 million or 17% due primarily to lower value of loans sold in the secondary market as compared to the cost to originate mortgage loans.

Operating expenses increased $62.7 million or 12% compared with 2006 due primarily to increased personnel costs. Personnel costs increased $32.4 million or 11%. Total employment and average compensation per employee grew. Incentive compensation also increased over last year. Changes in the fair value of mortgage servicing rights increased operating expenses for 2007 by $5.9 million over 2006. All other operating expenses combined were up $24.3 million or 11% over 2006.

Net income for the fourth quarter of 2007 totaled $51.2 million or 76 cents per diluted share compared with $50.6 million or 75 cents per diluted share for the fourth quarter of 2006. Net income for the fourth quarter of 2007 was reduced $7.5 million or $0.11 per diluted share by charges recognized for the impairment of certain securities and for the Company's share of contingent liabilities to Visa. Net interest revenue grew $17.0 million or 14% over the fourth quarter of 2006 due to earning asset growth, partially offset by a 3 basis point reduction in net interest margin. The provision for credit losses was $13.2 million for the fourth quarter of 2007, up $7.2 million over 2006. Nonperforming assets totaled $104 million or 0.87% of outstanding loans and repossessed assets at December 31, 2007, up from $44 million or 0.42% at December 31, 2006. Fees and commissions revenue increased $18.5 million or 20%. All major categories of fee income were up over the same period last year. Changes in the fair value of mortgage servicing rights net of economic hedges reduced pre-tax income by $2.1 million in the fourth quarter of 2007. Operating expenses, excluding changes in the fair value of mortgage servicing rights increased $20.2 million or 15%.

Critical Accounting Policies

Application of Critical Accounting Policies

Preparation of our consolidated financial statements is based on the selection of certain accounting policies, which requires management to make significant assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect financial condition and results of operations. Application of these critical accounting policies and estimates has been discussed with the appropriate committees of the Board of Directors. New accounting standards first adopted in 2007 included Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157") and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") . Neither of these new accounting standards had a significant effect on the financial statements for 2007.

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

Nonspecific reserves are maintained for risks beyond those factors specific to a particular loan or those identified by the migration models. These factors include trends in the general economy in our primary lending areas, conditions in specific industries where we have a concentration, such as energy, commercial real estate and homebuilders and agriculture, concentrations in large credits and overall growth in the loan portfolio. Evaluation of the nonspecific reserves also considers duration of the business cycle, regulatory examination results, potential errors in the migration analysis models and the underlying data, and other relevant factors. A range of potential losses is determined for each factor identified.

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

Valuation of Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. These rights are either purchased from other lenders or retained from sales of loans we have originated. Originated mortgage servicing rights are initially recognized at fair value. Fair value is based on market quotes for similar servicing rights, which is a Level 2 input as defined by FAS 157. Subsequent changes in fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights. We use a cash flow model to determine fair value. Key assumptions and estimates used by this model include projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, and are based on current market sources. Assumptions used to value our mortgage servicing rights are considered Level 3 inputs as defined by FAS 157 and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions. Prepayment projections determined by this model are adjusted to better reflect actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our servicing rights by $3.3 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our servicing rights by $5.3 million.

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

The fair value of each of our business units is estimated by the discounted future earnings method. Income growth is projected over a five-year period for each unit and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our business units are considered Level 3 inputs as defined by FAS 157 and represent our best estimate of assumptions that market participants would use to determine fair value.

At December 31, 2007, Bank of Texas had $240 million or 72% of total goodwill and Colorado State Bank & Trust had $55 million or 16% of total goodwill. Because of the large concentration of goodwill in these business units, the fair value determined by the discounted future earnings method was corroborated by comparison to the fair value of publicly traded banks of similar size and characteristics. No goodwill impairment was indicated by either valuation method. In addition, the effect of a 10% negative change in assumptions used to evaluate goodwill impairment using the discounted future earnings method was simulated. No impairment was indicated by this simulation.

Intangible assets with finite lives, such as core deposit intangible assets, are amortized over their estimated useful lives. Such assets are reviewed for impairment whenever events indicate that the remaining carrying amount may not be recoverable.

Valuation of Derivative Instruments

We use interest rate derivative instruments to manage our interest rate risk. We also offer interest rate, commodity, and foreign exchange derivative contracts to our customers. All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate contracts used to manage our interest rate risk are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. Information used by these third-party dealers or independent pricing services to determine fair values are considered Level 2, observable market inputs as defined by FAS
157. Interest rate, commodity and foreign exchange contracts used in our customer hedging programs are based on valuations generated internally by third-party provided pricing models. These models use Level 2, observable market inputs to estimate fair values. Changes in assumptions used in these pricing models could significantly affect the reported fair values of derivative assets and liabilities, though the net effect of these changes should not significantly affect earnings.

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

Quarterly, management evaluates the Company's effective tax rate based upon its current estimate of net income, tax credits and statutory tax rates expected for the full year. Changes in income tax expense due to changes in the effective tax rate are recognized on a cumulative basis. Annually, we file tax returns with each jurisdiction where we conduct business and settle our return liabilities. We may also provide for estimated liabilities associated with uncertain filing positions.

On January 1, 2007, we adopted the provisions of FIN 48 accounting for uncertain income tax positions. We recognize the benefit of uncertain income tax positions when based upon all relevant evidence it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. A reserve for the uncertain portion of the tax benefit, including estimated interest and penalties, is part of our current accrued income tax liability. Estimated penalties and interest are recognized in income tax expense. This reserve for uncertain tax positions may reduce income tax expense in future periods if the uncertainty is favorably resolved, generally upon completion of an examination by the taxing authorities, expiration of a statute of limitations or changes in facts and circumstances.

Pensions

The Company offers a defined-benefit, cash-balance pension plan to all employees who satisfied certain age and length of service requirements. Pension plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest continues to accrue on employees' account balances at 5.25%. Accounting for this plan requires management to make assumptions regarding the expected long-term rate of return on plan assets and the discount rate. Changes in these assumptions affect pension liability and pension expense. Management, in consultation with independent actuaries, bases its assumptions on currently available information.

All plan assets are invested in the American Performance Balanced Fund. The expected long-term return on plan assets is based on this fund's life-to-date performance, adjusted for any known or expected changes in the fund's compositions or objectives. The expected return on plan assets was reduced to 7.00% for 2007 from 8.00% for 2006.

The discount rate, which is used to determine the present value of our obligation to provide future benefits to plan participants and the related interest cost, is based on a spot-rate yield curve of high-quality fixed income securities such as AA rate industrial and utility bonds. A weighted average discount rate is determined by matching expected future cash outflows from the plan to interest rates at various spots along the yield curve. This method of determining the discount rate was enhanced in 2007, with no significant impact, and is expected to better represent the cost of future cash flows as the static participant pool decreases over time. The discount rate was 6.00% as of December 31, 2007 and 5.50% as of December 31, 2006. A 25 basis point decrease in the discount rate increases the pension liability by approximately $1.5 million or 3% and has no significant effect on pension expense because of the curtailment of benefits in 2006.

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

The majority of our stock options have graded vesting. One-seventh of the options awarded vest annually starting one year after the grant date. Options expire three years after vesting. Each tranche of these options are considered a separate award when determining fair value.

We use the Black-Scholes option pricing model. This model requires assumptions of expected volatility of our stock price and expected term between grant date and exercise date, along with other input to determine fair value. Expected volatility is based on historical changes in our stock price measured over a period that approximates the expected term of our stock options. Expected term and forfeitures are based on historical trends. Information about assumptions used to value stock options can be found in Note 13 to the Consolidated Financial Statements. Non-vested shares, which cliff-vest five years after the grant date, are valued at the grant date market price for BOK Financial common stock.

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

Executive incentive plans and individual employment agreements include performance conditions that may increase or decrease the number of awards granted based on future events. Unrecognized compensation cost, which generally will be recognized as expense over the service period, based on the probable outcome of these conditions is $15.0 million. Future compensation cost ranges from approximately $7.7 million, if none of the performance conditions are met, to $19.9 million if all of the performance conditions are met.

Assessment of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $553.6 million for 2007 compared with $493.7 million for 2006. Net interest revenue growth was driven primarily by a $2.2 billion increase in average earning assets. Average outstanding loans increased $1.7 billion and average securities increased $447 million. Growth in the securities portfolio generally consisted of highly-rated, fixed-rate mortgage-backed securities. These securities supplement the Company's earnings and help to manage the balance sheet to a position that is relatively neutral to changes in interest rates. Growth in average earning assets was funded primarily by a $1.4 billion increase in interest-bearing deposits and a $826 million increase in borrowed funds. Average demand deposit accounts decreased $152 million. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Yields on average earning assets and rates paid on average interest-bearing liabilities both increased during 2007 due primarily to rising short-term interest rates. Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets decreased to 3.28% in 2007 compared with 3.36% in 2006. The decrease in net interest margin reflected loan spread compression, competition for deposits and a decreasing non-rate funds gap. Loan spread compression limited the increase in yield on loans to 6 basis points. Beginning in late 2004, the weighted average spread of our commercial loan portfolio over funding sources decreased from approximately 290 basis points to approximately 235 basis points due largely to competitive pricing pressure. During 2007, the spread of our commercial loan portfolio over funding sources ranged between approximately 235 and 240 basis points. In the second half of 2007, competition from banks whose wholesale funding sources were affected by credit disruptions increased market rates on average interest bearing deposits 26 basis points. In addition, while earning assets have grown significantly over the past year, the non-rate funds gap has declined as a percent of earning assets. Non-rate funds, which include demand deposits, other liabilities and shareholders' equity, decreased from 22% of total liabilities and equity in 2006 to 20% in 2007. The decrease in non-rate funds reduced 2007 net interest margin 4 basis points compared with 2006.

Table 2     Volume/Rate Analysis
            (In Thousands)
                                                         2007/2006                               2006/2005
                                            -------------------------------------   -------------------------------------
                                                             Change Due To(1)                          Change Due To(1)
                                                         ------------------------                ------------------------
                                              Change       Volume    Yield/Rate       Change       Volume    Yield/Rate
                                            ------------ ----------- ------------   ------------ ----------- ------------
Tax-equivalent interest revenue:
  Securities                                 $ 32,162    $  20,068    $ 12,094        $20,564    $   4,262    $ 16,302
  Trading securities                              904          456         448            274          260          14
  Loans                                       140,760      134,830       5,930        196,884       86,991     109,893
  Funds sold and resell agreements              2,639        2,260         379            554          (98)        652
------------------------------------------- ------------ ----------- ------------ - ------------ ----------- ------------
Total                                         176,465      157,614      18,851        218,276       91,415     126,861
------------------------------------------- ------------ ----------- ------------ - ------------ ----------- ------------
Interest expense:
  Transaction deposits                         45,631       30,668      14,963         76,265       23,499      52,766
  Savings deposits                                 91          158         (67)           302          (89)        391
  Time deposits                                30,116       13,155      16,961         49,941       15,148      34,793
  Funds purchased and repurchase agreements    28,864       29,980      (1,116)        43,877        8,455      35,422
  Other borrowings                              7,188        5,889       1,299          2,850      (11,577)     14,427
  Subordinated debentures                       4,621        6,595      (1,974)         5,913        3,779       2,134
------------------------------------------- ------------ ----------- ------------ - ------------ ----------- ------------
Total                                         116,511       86,445      30,066        179,148       39,215     139,933
------------------------------------------- ------------                          - ------------
Tax-equivalent net interest revenue            59,954     $ 71,169   $ (11,215)        39,128     $ 52,200  $  (13,072)
                                                         ------------------------                 -----------------------
Increase in tax-equivalent
  adjustment                                   (2,157)                                 (1,781)
------------------------------------------- ------------                          - ------------
Net interest revenue                        $  57,797                               $  37,347
------------------------------------------- ------------                          - ------------

                                               4th Qtr 2007/4th Qtr 2006
                                          ------------------------------------
                                                          Change Due To(1)
                                                      ------------------------
                                            Change      Volume     Yield/Rate
                                          ----------- ------------ -----------
Tax-equivalent interest revenue:
  Securities                              $ 13,961    $ 10,353     $  3,608
  Trading securities                           167         102           65
  Loans                                     15,824      28,100      (12,276)
  Funds sold and resell agreements             757         680           77
----------------------------------------- ----------- ------------ -----------
Total                                       30,709      39,235       (8,526)
----------------------------------------- ----------- ------------ -----------
Interest expense:
  Transaction deposits                       5,947       9,085       (3,138)
  Savings deposits                             (17)         49          (66)
  Time deposits                              1,832       1,498          334
  Funds purchased and repurchase agreements  1,433       6,940       (5,507)
  Other borrowings                           3,483       4,589       (1,106)
  Subordinated debentures                      483       1,587       (1,104)
----------------------------------------- ----------- ------------ -----------
Total                                       13,161      23,748      (10,587)
----------------------------------------- ----------- ------------ -----------
Tax-equivalent net interest revenue         17,548    $ 15,487      $ 2,061
                                                      ------------ -----------
Increase in tax-equivalent adjustment         (537)
----------------------------------------- -----------
Net interest revenue                      $ 17,011
----------------------------------------- -----------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Management regularly models the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to increase slightly over a one-year forward looking period. However, other factors such as loan spread compression, deposit product mix and overall balance sheet composition may affect this general expectation. For example, throughout 2007 the loan portfolio's yield increased less than rates paid on interest-bearing liabilities increased. Additionally, we have a large portion of our securities portfolio in mortgage-backed securities. These securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield of the securities portfolio occurs more slowly than changes in market rates. The tax-equivalent yield on the securities portfolio increased 23 basis points over 2006 while the average loan yield increased 6 basis points. The cost of interest-bearing deposits increased 26 basis points while the average cost of other interest bearing liabilities decreased 4 basis points.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rates. Approximately 67% of our commercial loan portfolio is either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of our funding sources. The expected duration of these securities is approximately 2.3 years based on a range of interest rate and prepayment assumptions. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.

We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $372 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives, which include interest rate swaps designated as fair value hedges, is to position our balance sheet to be relatively neutral to changes in interest rates. We also have interest rate swaps with a notional amount of $100 million that convert prime-based loans to fixed rate. The purpose of these derivatives, which have been designated as cash flow hedges, also is to position our balance sheet to be relatively neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Fourth Quarter 2007 Net Interest Revenue

Tax-equivalent net interest revenue for the fourth quarter of 2007 totaled $143.8 million compared with $126.2 million for the fourth quarter of 2006. Average earning assets increased $2.4 billion or 15%, including a $1.4 billion or 14% increase in average loans and an $897 million increase in average securities. Growth in average earning assets was funded by a $2.4 billion increase in interest-bearing liabilities, including a $1.4 billion increase in average interest bearing deposits and a $1.0 billion increase in other borrowings. The increase in interest bearing liabilities also funded a $188 million decrease in average demand deposits. Net interest margin was 3.22%, down 3 basis points from the fourth quarter of 2006. The spread between the yield on average earning assets and rates paid on interest-bearing liabilities improved by 6 basis points. However, the benefit provided by non-interest bearing funding sources decreased by 9 basis points.

2006 Net Interest Revenue

Tax-equivalent net interest revenue for 2006 was $493.7 million, a $39.1 million or 9% increase from 2005. Average earning assets increased $1.3 billion or 10%, including a $1.2 billion increase in average outstanding loans. As shown in Table 2, net interest revenue increased $52.2 million due to changes in earning assets and interest bearing liabilities. Net interest revenue growth due to earning assets was partially offset by a $13.1 million decrease due to changes in interest yields and rates. Changes in interest rates and yields include the narrowing of spreads due to competitive pressures and other market conditions.

Other Operating Revenue

Other operating revenue increased $27.0 million compared with last year due to a $33.9 million or 9% increase in fees and commission revenue partially offset by net losses on securities, derivatives and other assets. Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 42% of total revenue, excluding gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into new markets. However, increased competition and saturation in our existing markets could affect the rate of future increases.

Table 3     Other Operating Revenue
            (In Thousands)
                                                                           Years ended December 31,
                                                     --------------------------------------------------------------
                                                         2007          2006        2005        2004        2003
                                                     ------------- ----------- ----------- ----------- ------------
Brokerage and trading revenue                        $   62,542    $   53,413  $   48,024  $   44,221    $ 46,633
Transaction card revenue                                 90,425        78,622      72,036      64,816      57,352
Trust fees and commissions                               78,231        71,037      65,187      57,532      45,763
Deposit service charges and fees                        109,218       102,436      98,361      93,712      82,042
Mortgage banking revenue                                 22,275        26,996      30,681      28,189      52,336
Bank-owned life insurance                                10,058         2,558          62           -           -
Other revenue                                            32,873        36,634      30,513      23,757      20,639
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------
    Total fees and commissions                          405,622       371,696     344,864     312,227     304,765
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------
Gain (loss) on sales of assets                             (928)        1,499       7,798       1,225       2,275
Gain (loss) on securities, net                           (8,328)         (950)     (6,895)     (3,088)      7,188
Gain (loss) on derivatives, net                           2,282          (622)      1,179      (1,474)     (9,375)
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------
    Total other operating revenue                    $  398,648    $  371,623  $  346,946  $  308,890    $304,853
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------

Fees and Commissions Revenue

Brokerage and trading revenue grew $9.1 million or 17% compared with 2006. Retail brokerage revenue increased $4.9 million to $18.3 million, up 37% over 2006. Revenue from sales of fixed income investments and annuities were up, primarily in the Oklahoma and Texas markets. Securities trading revenue totaled $23.4 million, up $3.7 million or 18% over the previous year. Market conditions for institutional securities sales improved during 2007 compared with previous years. Revenue from customer hedging activities increased 4% to $15.0 million over 2006.

Transaction card revenue increased $11.8 million or 15%. Check card revenue increased 24% due to growth in transaction volume. The number of check card transactions processed during 2007 increased 21% over 2006. ATM fees grew $6.3 million or 19% compared to the previous year. During 2006, we signed contracts to add 140 TransFund ATMs in convenience stores located in the Dallas, Fort Worth, Texas market and in locations across Arkansas, Oklahoma, Kansas, Missouri and Nebraska. The number of TransFund ATM locations totaled 1,822 at December 31, 2007, up 10% over last year. Merchant discount revenue totaled $26.5 million, up 3% over 2006.

Trust fees increased $7.2 million or 10%. The fair value of all trust relationships overseen by the Company, which is the basis for a significant portion of trust fees increased to $36.3 billion at December 31, 2007 compared with $31.7 billion at December 31, 2006. Approximately 31% of trust fees are earned on personal trust relationships. Additionally, 20% of trust fees are earned by managing employee benefit plan assets and 21% are based on mutual fund activities.

Service charges on deposit accounts increased $6.8 million, or 7% compared with 2006. Overdraft fees increased 9% to $74.3 million and commercial account service charge revenue increased 6% to $29.5 million. The number of overdraft transactions increased during 2007 and per item charges were increased in selected markets. In addition, the increase in commercial service charge revenue reflected an increase in the earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, increases when interest rates rise. Service charges on retail deposit accounts decreased 13% to $5.4 million due to growth in service-charge free products.

Mortgage banking revenue decreased $4.7 million compared with 2006. Servicing revenue was up $592 thousand or 4% to $17.1 million. Gains on mortgage loans sold, including the value of capitalized mortgage servicing rights, decreased $5.3 million due to competitive pricing and higher origination costs.

Other revenue totaled $32.9 million, down $3.8 million or 10% from 2006. The Company is required to pledge margin assets to secure derivative liabilities. Fees earned on margin assets in 2007, which are based on average balances and short-term interest rates totaled $4.8 million, down $5.4 million or 53% over 2006. Margin assets averaged $117 million in 2007 and $238 million in 2006. Reduction in fees earned on margin assets is largely offset by an increase in net interest revenue due to lower funding costs.

Gains on Sales of Assets

Net gains / losses on asset sales decreased to a $928 thousand loss in 2007 from a $1.5 million gain in 2006. Net losses on asset sales in 2007 included a $1.0 million charge to reduce the carrying value of a branch facility that is being held for sale. In addition, gains on student loans sold in 2007 decreased $443 thousand compared to 2006.

Securities and Derivatives

Net losses on securities totaled $8.3 million in 2007 and $950 thousand in 2006. During the fourth quarter of 2007, the Company recorded an $8.6 million pre-tax other-than-temporary-impairment charge to recognize the decrease in the fair value of its holdings of variable rate perpetual preferred stock issued by six major banks and brokerage houses. In addition, during 2007 we recognized net losses of $486 thousand on securities held as economic hedges of mortgage servicing rights and net gains of $799 thousand from sales of other securities. Use of securities as an economic hedge of mortgage servicing rights is more-fully discussed in the Line of Business - Mortgage Banking section of this report.

During 2006, net losses on securities consisted of losses of $1.1 million on securities held as an economic hedge of mortgage servicing rights, partially offset by net gains of $152 thousand on sales of other securities. Other securities are bought and sold as necessary to maximize the portfolio's total return and to manage prepayment or extension risk.

Net gains on derivatives totaled $2.3 million in 2007, compared with net losses of $622 thousand in 2006. Net gains and losses on derivatives consist primarily of fair value adjustments of all derivatives used to manage interest rate risk and when permitted by Statement of Financial Accounting Standards No. 133, changes in the fair value of related hedged liabilities. Our fair value hedges use interest rate swaps to convert fixed rate liabilities to floating rate, LIBOR based liabilities, and represent hedges of changes in the full fair value, not only changes in fair value due to the benchmark interest rate, of the hedged liabilities. Any ineffectiveness of our hedges, including ineffectiveness due to credit risk is recognized in this line item.

Fourth Quarter 2007 Other Operating Revenue

Other operating revenue for the fourth quarter of 2007 totaled $107.3 million, a $13.6 million or 15% increase over the fourth quarter of 2006. Fees and commission revenue increased $18.5 million or 20% compared with the fourth quarter of 2006. Brokerage and trading revenue was up $6.0 million or 42% for the fourth quarter due largely to securities trading gains and completion of investment banking transactions. Deposit service charges and fees increased $4.2 million or 16% due to growth in overdraft fees and commercial account activity charges. Transaction card revenue increased $3.3 million or 16% compared to 2006 due to ATM fees and debit card processing volumes. Trust revenue increased $1.9 million or 10% due largely to a 15% increase in the fair value of trust assets. Growth in other operating revenue due to fees and commissions was partially offset by a $1.0 million charge to reduce the carrying value of a branch facility that is being held for sale and the $8.6 million charge to reduce the carrying value of certain preferred stocks.

2006 Other Operating Revenue

Other operating revenue totaled $371.6 million for 2006, up $24.7 million over 2005. Fees and commissions revenue increased $26.8 million or 8%. Brokerage and trading revenue was up $5.4 million or 11% due primarily to growth in customer hedging activities. Trust fees increased $5.9 million or 9%. The fair value of trust relationships overseen by the Company, which is the basis for a significant portion of trust fees, increased from $28.5 billion at December 31, 2005 to $31.7 billion at December 31, 2006. Transaction card revenue grew $6.6 million or 9% due to a $2.7 million or 9% increase in ATM fees and a $3.7 million or 19% increase in check card revenue. Growth in other revenue included a $3.2 million increase in fees earned on margin assets.

Net gains on asset sales decreased from $7.8 million in 2005 to $1.5 million in 2006. Net gains in 2005 included $4.8 million from the sale of the Company's interest in an Oklahoma City office building and $1.2 million from the sale of loans from the community development mortgage loan portfolio. The Company also recognized net losses on securities and derivatives of $950 thousand and $622 thousand, respectively, during 2006.

Other Operating Expense

Other operating expense for 2007 totaled $575.0 million, a $62.7 million or 12% increase over 2006. This increase resulted primarily from a $32.4 million increase in personnel expense. Growth in personnel expense was driven largely by total employment, average compensation per employee and incentive compensation expense.

Table 4     Other Operating Expense
            (In Thousands)
                                                                        Years ended December 31,
                                                   --------------------------------------------------------------------
                                                        2007          2006          2005          2004         2003
                                                   ------------- ------------- -------------- ------------ ------------
Personnel expense                                    $328,705      $296,260      $258,971       $240,661     $222,922
Business promotion                                     21,888        19,351        17,964         15,618       12,937
Contribution of stock to BOK Charitable                     -             -             -          5,561            -
Foundation
Professional fees and services                         22,795        17,744        16,596         15,487       17,935
Net occupancy and equipment                            57,284        52,188        50,195         47,289       45,967
Data processing and communications                     72,733        66,926        67,026         60,025       53,398
Printing, postage and supplies                         16,570        15,862        15,066         14,034       13,930
Net (gains) losses and operating expenses of
   repossessed assets                                     691           474           572         (4,016)         271
Amortization of intangible assets                       7,358         5,327         6,943          8,138        8,101
Mortgage banking costs                                 12,018        11,829        14,562         18,167       40,296
Change in fair value of mortgage servicing rights       2,893        (3,009)            -              -            -
Recovery for impairment of mortgage servicing rights        -             -        (3,915)        (1,567)     (22,923)
Other expense                                          32,052        29,355        25,126         21,827       20,604
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------
     Total                                           $ 574,987     $ 512,307     $ 469,106      $ 441,224    $413,438
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------

Personnel Expense

Personnel expense increased $32.4 million or 11% to $328.7 million. Severance and other net charges related to a workforce reduction of 145 employees fully recognized in the third quarter of 2007 added $2.5 million to personnel expense. This workforce reduction was an initiative to align personnel expenses with revenue growth and affected both management and staff level employees throughout the Company's eight-state region. Management estimates that the workforce reduction along with the elimination of unfilled positions will result in an ongoing quarterly pre-tax savings of approximately $4.0 million. The effect of these costs has been excluded from the following discussion to provide a more meaningful comparison of expense trends.

Table 5      Personnel Expense
                   (In Thousands)
                                                                Years Ended December 31,
                                   ----------------------------------------------------------------------------------
                                        2007             2006           2005              2004             2003
                                   ----------------------------------------------------------------------------------
Regular compensation               $   206,857     $   185,466     $   165,529      $   148,468      $   141,264
Incentive compensation:
     Cash-based                         62,657          54,093          44,726           42,725           40,023
     Stock-based                         8,763          11,111           5,097           11,694            5,776
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            71,420          65,204          49,823           54,419           45,799
Employee benefits                       47,929          45,590          43,619           37,774           35,859
Workforce reduction costs, net           2,499               -               -                -                -
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $   328,705     $   296,260     $   258,971      $   240,661      $   222,922
---------------------------------------------------------------------------------------------------------------------
Average staffing
  (full-time equivalent)                 4,106           3,828           3,677            3,509            3,474
---------------------------------------------------------------------------------------------------------------------

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, totaled $206.9 million, up $21.4 million, or 12% increase over 2006. The increase in regular compensation expense was due to a 4% increase in average regular compensation per full-time equivalent employee and a 278 person or 7% increase in average staffing. Acquisitions of First United Bank and Worth National Bank in the second quarter of 2007 increased average staffing by 130 employees.

Incentive compensation increased $6.2 million, or 10% to $71.4 million. Expense for cash-based incentive compensation plans increased $8.6 million or 16%. These plans are intended to provide current rewards to employees who generate long-term business opportunities for the Company based on growth in loans, deposits, customer relationships and other measurable metrics. Stock-based compensation expense decreased $2.3 million or 21%. The Company's stock-based compensation plans include both equity awards and liability awards. Compensation expense associated with liability award plans decreased $2.9 million. This decrease reflected changes in the market value of BOK Financial common stock at December 31, 2007 compared with December 31, 2006. Compensation expense for equity awards increased $567 thousand or 9% over 2006. Additional information about our stock-based compensation plans is provided in Note 13 to the Consolidated Financial Statements.

Employee  benefit  expenses  increased  $2.3  million  or 5% to  $47.9  million.
Employee insurance costs increased $301 thousand or 2% and payroll taxes increased $2.5 million or 16%. Retirement benefit costs and other benefits decreased $482 thousand.

Professional Fees

Professional fees increased $5.1 million or 28% to $22.8 million compared with 2006. Growth in other professional fees includes costs related to acquisitions and subordinated debt issued during 2007, costs related to the Securities and Exchange Commission's examination of our mutual fund advisory activities discussed in Note 15 to the Consolidated Financial Statements, and professional fees related to debt collection activities.

Data Processing and Communications Expense

Data processing and communication expenses totaled $72.7 million, up $5.8 million or 9% from the prior year. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs increased $4.3 million or 11% due to growth in processing volumes and acquisitions during 2007. Transaction card processing costs increased $1.5 million or 6% due to growth in processing volumes.

Other Operating Expenses

Business promotion expense increased $2.5 million or 13% compared with last year. Promotional activities in support of regional banking growth increased $1.9 million. These activities included support for our new full-service banking operations in Kansas City and our acquisitions in Fort Worth and Denver. Other expenses were up over 2006 due to a $2.8 million charge for our contingent obligation to support Visa's antitrust litigation costs and a $695 thousand increase in FDIC insurance premiums.

In 2006, other operating expenses included a $1.8 million non-cash charge related to taxes on the Company's investment in bank-owned life insurance.

On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit, and in a subsequent filing with the Securities and Exchange Commission, Visa disclosed that it had recognized a contingent liability for a similar lawsuit with Discover. In addition, Visa is a party to other litigation matters that could affect BOK Financial. As a member, we are obligated for a proportionate share of losses incurred by Visa. Visa intends that payments related to these litigation matters will be funded by an escrow account to be established with a portion of the proceeds from its initial public offering, which is currently planned for 2008. We anticipate that our proportionate share of the proceeds of Visa's initial public offering will exceed the contingent liabilities related to Visa litigation based on information available at this time.

In 2006, The Federal Deposit Insurance Corporation determined that the deposit insurance fund should reach a level of 1.25% of estimated insured deposits. In order to achieve this objective, starting in 2007 all insured financial institutions were charged deposit insurance premiums with rates ranging from 5 basis points to 43 basis points per assessable deposit based upon their risk category. As provided by the Federal Deposit Insurance Reform Act of 2005, eligible depository institutions were granted a one-time credit which largely offset deposit insurance premiums in 2007. Deposit insurance expense offset by this credit totaled $5.6 million. Based on current assessment rates, projected deposit growth and the remaining unused balance of the one-time credit, we expect deposit insurance expense, which is included in other operating expenses, to increase by $1.8 million per quarter in 2008.

Fourth Quarter 2007 Operating Expenses

Operating expenses for the fourth quarter of 2007, excluding changes in the fair value of mortgage servicing rights totaled $154.4 million, up $20.2 million or 15% over the same period in 2006. Personnel costs increased $6.5 million or 8%. Regular compensation expense increased $3.5 million or 7% due to a 1% increase in average compensation per employee and a 6% increase in staffing. Staffing increase includes the acquisitions of Worth National Bank and First United Bank. Incentive compensation expense rose $2.6 million or 14%, including a $3.7 million increase for cash-based incentive compensation expense and a $1.1 million decrease for stock-based incentive compensation expense.

Non-personnel operating expenses for the fourth quarter of 2007, excluding changes in the fair value of mortgage servicing rights, were up $13.7 million or 24% over 2006. Contingent obligations to support Visa's antitrust litigation increased fourth quarter operating expenses by $2.8 million and the June 2007 acquisitions of Worth National Bank and First United Bank increased non-personnel operating expenses by $2.9 million.

2006 Operating Expenses

Operating expenses for 2006 totaled $512.3 million, up $43.2 million or 9% increase over 2005. This increase resulted primarily from personnel expense. Growth in personnel expense was driven largely by total employment, average compensation per employee and incentive compensation expense.

Personnel costs increased $37.3 million or 14%. Regular compensation increased $19.9 million or 12% to $185.5 million due primarily to an 8% increase in average regular compensation per employee and a 4% increase in average staffing. Incentive compensation increased $15.4 million or 31% to $65.2 million. The cost of cash-based incentive compensation plans increased $9.4 million or 21% while the cost of stock-based incentive compensation plans increased $6.0 million or 118%. Stock-based incentive compensation plans include both equity awards and liability awards. Compensation expense associated with liability award plans increased $4.9 million due to an increase in the market value of BOK Financial common stock. Employee benefit expenses increased $2.0 million or 5% due primarily to higher employee insurance costs. The Company self-insures a portion of its employee health care coverage.

Income Taxes

Income tax expense was $115.8 million for 2007, $114.6 million for 2006 and $113.2 million for 2005. This represented 35%, 35% and 36%, respectively, of book taxable income. Tax expense currently payable totaled $129.2 million in 2007 compared with $122.1 million in 2006 and $112.7 million in 2005.

The statute of limitations expired on an uncertain state income tax position during 2006. Income tax expense was reduced by $2.2 million from the reversal of a reserve previously established for this uncertainty. Excluding the reversal of this reserve, income tax expense would have been $116.8 million or 36% of book taxable income for 2006.

Effective January 1, 2007, the Company adopted FIN 48 which provided accounting guidance for uncertain income tax positions. FIN 48 requires that we recognize the benefit of uncertain income tax positions only when based upon all relevant evidence it is more-likely-than-not that our position would prevail upon examination, including resolution of related appeals or litigation, based upon the technical merits of the position. This is substantially the same criteria we used for uncertain tax positions prior to the adoption of FIN 48. The transition adjustment increased our reserve for uncertain tax positions by $609 thousand which was recognized as a reduction of retained earnings.

Reserves for uncertain tax positions totaled $13.2 million at December 31, 2007 and $12.6 million at January 1, 2007. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Table 6     Selected Quarterly Financial Data
            (In Thousands Except Per Share Data)
                                                                      Fourth       Third        Second        First
                                                                   ------------ ------------ ------------- ------------
                                                                                          2007
                                                                   ----------------------------------------------------
Interest revenue                                                   $ 297,096     $300,380     $288,685      $274,576
Interest expense                                                     155,807      160,935      153,772       145,738
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue                                                 141,289      139,445      134,913       128,838
Provision for credit losses                                           13,200        7,201        7,820         6,500
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue after provision for credit losses               128,089      132,244      127,093       122,338
Other operating revenue                                              112,038      103,759       96,616        92,281
Gain (loss) on securities, net                                        (6,251)       4,748       (6,262)         (563)
Gain (loss) on derivatives, net                                        1,529          865         (183)           71
Other operating expense                                              154,383      147,572      139,192       130,947
Change in fair value of mortgage servicing rights                      3,344        3,446       (5,061)        1,164
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Income before taxes                                                   77,678       90,598       83,133        82,016
Income tax expense                                                    26,518       30,750       29,270        29,223
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net income                                                          $ 51,160      $59,848     $ 53,863      $ 52,793
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Earnings per share:
   Basic                                                            $   0.76      $  0.89     $   0.80      $   0.79
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                          $   0.76      $  0.89     $   0.80      $   0.78
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Average shares:
   Basic                                                              67,051       67,078       67,117        67,085
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                            67,483       67,538       67,606        67,575
------------------------------------------------------------------ ------------ ------------ ------------- ------------

                                                                                          2006
                                                                   ----------------------------------------------------

Interest revenue                                                    $ 266,924   $ 255,480    $ 240,440     $ 223,585
Interest expense                                                     142,646      131,502      119,334       106,259
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue                                                 124,278      123,978      121,106       117,326
Provision for credit losses                                            5,953        5,254        3,795         3,400
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue after provision for credit losses               118,325      118,724      117,311       113,926
Other operating revenue                                               95,107       93,486       93,635        90,967
Gain (loss) on securities, net                                          (864)       3,718       (2,583)       (1,221)
Gain (loss) on derivatives, net                                         (520)         379         (172)         (309)
Other operating expense                                              134,227      130,889      125,740       124,460
Change in fair value of mortgage servicing rights                       (236)       7,921       (3,613)       (7,081)
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Income before taxes                                                   78,057       77,497       86,064        85,984
Income tax expense                                                    27,472       24,837       31,080        31,236
------------------------------------------------------------------ ------------ ------------ ------------- ------------
  Net income                                                        $ 50,585      $52,660     $ 54,984      $ 54,748
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Earnings per share:
   Basic                                                            $   0.76       $ 0.79     $   0.82      $   0.82
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                          $   0.75       $ 0.78     $   0.82      $   0.81
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Average shares:
   Basic                                                              66,814       66,756       66,775        66,715
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                            67,359       67,325       67,318        67,261
------------------------------------------------------------------ ------------ ------------ ------------- ------------

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

In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, the provision for credit losses, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.

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

As shown in Table 7, net income attributed to our lines of business increased $2.3 million or 1% over last year. Net losses from funds management and other activities for 2007 included the other-than-temporary-impairment charge recognized on certain preferred stocks, the excess of provision for credit losses over net loans charged off and the contingent obligation to support Visa's litigation costs.

During 2007, operating results for customer hedging programs were transferred from Regional Banking to Wealth Management which better aligns with management responsibility for this unit. In previous years, operating results for the Wealth Management Division included only hedging programs offered to customers in the Oklahoma market. Operating results for 2006 and 2005 have been restated for this change.

Table 7     Net Income by Line of Business
            (In Thousands)
                                           Years ended December 31,
                                        2007          2006           2005
                                   ------------- -------------- -------------
Oklahoma corporate banking           $ 78,306      $ 77,811       $ 68,150
Oklahoma consumer banking              37,194        35,703         24,511
Mortgage banking                         (325)        1,960          1,841
Wealth management                      28,952        28,250         21,903
Regional banking                       92,494        90,555         77,488
---------------------------------- ------------- -------------- -------------
     Subtotal                         236,621       234,279        193,893
Funds management and all other        (18,957)      (21,302)         7,612
---------------------------------- ------------- -------------- -------------
     Total                           $217,664      $212,977       $201,505
---------------------------------- ------------- -------------- -------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, this Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division contributed $78.3 million or 36% to consolidated net income for 2007. This Division contributed $77.8 million or 37% to consolidated net income in 2006. Net loans charged off for the Oklahoma Corporate Banking Division totaled $7.2 million or 0.16% of average loans in 2007. Net recoveries of loans charged off increased this Division's pre-tax income $495 thousand in 2006. Net interest revenue increased $6.5 million or 4% due primarily to asset growth. Average earning assets attributed to this division, which consists primarily of commercial loans, increased $355 million or 8% over 2006 to $4.6 billion. Average loans increased $258 million or 6% to $4.4 billion due largely to growth in energy, healthcare and indirect automobile loans. Average funds provided to the funds management unit increased $94 million. Average deposits attributed to the Oklahoma Corporate Banking Division increased $316 million or 18%. Operating revenue grew $4.8 million or 5%. Operating revenue provided by TransFund increased $7.1 million or 13%. Growth in fee revenue from TransFund was partially offset by a $2.9 million decrease in leasing revenue. Operating expenses, which consist primarily of personnel and data processing costs, increased $3.7 million or 3%. Personnel costs increased $3.1 million or 8%; all other operating expenses increased $661 thousand.

Table 8   Oklahoma Corporate Banking
            (Dollars in Thousands)

                                 Years ended December 31,
                           ----------------------------------------
                                 2007         2006         2005
                           ----------------------------------------
   NIR (expense) from
     external sources        $ 248,889    $ 244,781    $ 208,044
   NIR (expense) from
     internal sources          (93,375)     (95,766)     (67,875)
                           ----------------------------------------
   Total net interest
     revenue                   155,514      149,015      140,169
   Other operating
     revenue                    93,865       89,106       83,619
   Gain on sale of assets        1,075            -        4,758
   Operating expense           115,116      111,380      110,395
   Net loans charged off         7,234         (495)       6,481
   Net income                $  78,306    $  77,811    $  68,150

   Average assets           $5,841,449   $5,214,916   $4,722,030
   Average economic capital    391,920      395,490      338,470

   Return on assets               1.34%        1.49%        1.44%
   Return on economic capital    19.98        19.67        20.13
   Efficiency ratio              45.96        46.77        48.30

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division and BOSC's retail brokerage division. Consumer banking services are offered through 34 locations in Tulsa, 32 locations in Oklahoma City and 16 locations throughout the state. Oklahoma Consumer Banking opened six branches during 2007, including two in the Tulsa and four in the Oklahoma City areas. Plans for 2008 include opening four new banking locations, primarily in Tulsa and Oklahoma City.

The Oklahoma Consumer Banking Division contributed $37.2 million or 17% to consolidated net income for 2007, compared to $35.7 million or 17% of consolidated net income for 2006. Net interest revenue grew $4.3 million or 6% over 2006. Average loans attributed to the Oklahoma Consumer Banking Division in 2007 increased $19 million or 7% compared with 2006. Average deposits provided by the Oklahoma Consumer Banking Division grew $87 million or 3% to $2.9 billion. Average demand deposits were up $24 million or 7% over 2006. Interest bearing deposits increased $64 million or 3%, including an $85 million or 9% increase in interest bearing transaction accounts and a $22 million or 2% decrease in time deposits. Other operating revenue was up $5.6 million or 8% over 2006 largely from check card revenue and overdraft fees. Operating expenses increased $7.3 million or 9% over 2006, including a $2.9 million or 10% increase in personnel expense and a $4.4 million or 9% increase in non-personnel expense. Net loans charged-off, which consist primarily of overdrawn deposit accounts, totaled $2.9 million for 2007 and $2.8 million for 2006.

Table 9     Oklahoma Consumer Banking
            (Dollars in Thousands)
                                           Years ended December 31,
                                   ------------------------------------------
                                        2007          2006          2005
                                     ------------ ------------- -------------

  NIR (expense) from external sources    $(68,034)   $ (62,447)   $  (43,411)
  NIR (expense from internal sources      140,980      131,131        98,291
                                      ------------ ------------- -------------
  Total net interest
     revenue                              72,946       68,684        54,880
  Other operating
     revenue                              78,296       72,699        66,174
  Operating expense                       87,556       80,250        77,757
  Net loans charged
     off                                   2,918        2,780         3,094
  Net income                            $ 37,194     $ 35,703      $ 24,511

  Average assets                      $2,927,994   $2,836,692    $2,657,824
  Average economic capital                61,780       58,570        51,480

  Return on assets                         1.27%        1.26%         0.92%
  Return on economic capital              60.20        60.96         47.61
  Efficiency ratio                        57.89        56.76         64.23

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOk Mortgage incurred a net loss of $325 thousand in 2007 compared to net income of $2.0 million in 2006. Changes in the fair value of mortgage servicing rights, net of hedging activity, reduced net income $2.1 million in 2007 and increased net income $1.2 million in 2006.

Mortgage banking activities consisted primarily of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. In addition, the Mortgage Banking Division holds a permanent portfolio of $422 million of residential mortgage loans which generated net income of $1.2 million in 2007.

Table 10     Mortgage Banking
            (Dollars in Thousands)
                                    Years ended December 31,
                           -------------------------------------------
                                2007         2006           2005
                           -------------------------------------------
  NIR (expense) from
    external sources         $ 36,800     $ 23,638       $ 20,237
  NIR (expense) from
    internal sources          (32,451)     (20,307)       (14,882)
                           -------------------------------------------
  Total net interest
    revenue                     4,349        3,331          5,355
  Capitalized mortgage
    servicing rights           14,080       11,917         17,402
  Other operating
    revenue                    16,732       17,287         15,347
  Gain on sale of assets            -            -          1,232
  Operating expense            31,706       30,731         34,736
  Change in fair value of
    mortgage servicing rights   2,893       (3,009)             -
  Recovery for
    impairment of mortgage
    servicing rights                -            -         (3,915)
  Gain (loss) on
    financial
    instruments, net             (486)      (1,102)        (5,087)
  Net income (loss)          $   (325)    $  1,960       $  1,841

  Average assets             $724,378     $519,371       $514,530
  Average economic capital     24,100       24,460         23,580

  Return on assets              (0.04)%       0.38%          0.36%
  Return on economic capital    (1.35)        8.01           7.81
  Efficiency ratio              90.17        94.46          88.31

Loan Production Sector

Loan production revenue totaled $10.5 million in 2007, including $14.1 million of capitalized mortgage servicing rights, partially offset by net losses on mortgage loans sold. Loan production revenue totaled $11.2 million in 2006. Capitalized mortgage servicing rights provided $11.9 million, partially offset by net losses on mortgage loans sold. The average initial fair value of servicing rights on mortgage loans funded was 1.39% for 2007 and 1.37% for 2006. The increased loss on mortgage loans sold was due to competitive pricing during the year and increased costs of loan originations. During 2007 we increased compensation rates paid for loan production in our regional markets. Mortgage loans funded totaled $1.1 billion in 2007, including $777 million for home purchases and $326 million of refinanced loans. Mortgage loans funded in 2006 totaled $871 million, including $628 million for home purchases and $243 million of refinanced loans. Approximately 61% and 13% of the loans funded during 2007 were in Oklahoma and Texas, respectively. In 2006, approximately 68% of mortgage loans funded were in Oklahoma. Operating expenses, excluding direct loan production costs which are recognized as part of the gain or loss on loans sold, totaled $11.6 million in 2007 and $11.5 million in 2006. Pre-tax income from loan production totaled $80 thousand for 2007 compared with $142 thousand for the previous year. The pipeline of mortgage loan applications totaled $330 million at December 31, 2007, compared to $199 million at December 31, 2006.

Loan Servicing Sector

The loan servicing sector had pre-tax loss of $2.6 million for 2007 compared with pre-tax income of $1.6 million for 2006. We recognized a net pre-tax loss of $3.4 million in 2007 and a net pre-tax gain of $1.9 million in 2006 from changes in the value of mortgage servicing rights and economic hedging activities. Changes in mortgage commitment rates, prepayment speed assumptions, discount rates and other estimates of future activities decreased the fair value of mortgage servicing rights recognized in earnings by $2.9 million in 2007. These same factors increased the fair value of mortgage servicing rights $3.0 million in 2006. Changes in the fair value of securities designated as an economic hedge of our servicing rights did not offset the decrease in value of our servicing rights in 2007. Economic hedge activity produced net losses of $486 thousand in 2007 and $1.1 million in 2006.

Servicing revenue, including revenue on loans serviced for affiliates, totaled $19.2 million in 2007 compared to $18.5 million in 2006. The average outstanding balance of loans serviced was $5.2 billion during 2007 compared to $4.9 billion during 2006. Servicing revenue per outstanding loan principal was 37 basis points in 2007 compared with 38 basis points in 2006. Approximately 92% of loans serviced was in our primary market areas at December 31, 2007, compared to 88% at December 31, 2006. Servicing costs total $7.6 million for 2007 and $8.1 million for 2006. At December 31, 2007, the total number of loans serviced by BOk Mortgage totaled 58,228. Serviced loans delinquent 90 days or more or in process of foreclosure totaled 589; 361 of these loans are in Oklahoma, 56 are in Arkansas and 33 are in Texas.

The fair value of mortgage servicing rights decreased $10.8 million during 2007 and $10.4 million during 2006 due to actual runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statement of Earnings.

BOK Financial designated a portion of its securities portfolio as an economic hedge against the risk of changes in the fair value of its mortgage servicing rights. These securities, which are identified as mortgage trading securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. Additionally, mortgage-related derivative contracts may also be designated as an economic hedge of the risk of loss on mortgage servicing rights. Because the fair values of these instruments are expected to vary inversely to the fair value of the servicing rights, they are expected to partially offset risk. No special hedge accounting treatment is applicable to either the mortgage servicing rights or the financial instruments designated as an economic hedge.

Our hedging strategy presents certain risks. A well-developed market determines the fair value for the securities and derivatives, however there is no comparable market for mortgage servicing rights. Therefore, the computed change in value of the servicing rights for a specified change in interest rates may not correlate to the change in value of the securities.

At December 31, 2007, financial instruments with a fair value of $155 million and an unrealized gain of $781 thousand were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At December 31, 2007, the pre-tax results of this modeling on reported earnings were:

Table 11    Interest Rate Sensitivity - Mortgage Servicing
            (Dollars in Thousands)
                                          50 bp        50 bp
                                         Increase     Decrease
                                      ------------- -----------
  Anticipated change in:
    Fair value of mortgage
       servicing rights                $  3,327      $ (5,295)
    Fair value of hedging securities     (3,976)        3,606
  ----------------------------------- ------------- -----------
  Net                                  $   (649)     $ (1,689)
  ----------------------------------- ------------- -----------

Table 11 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase the fair value of our servicing rights $3.3 million while a 50 basis point decrease is expected to reduce the fair value $5.3 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. This is much less of a limit of the speed at which mortgage loans may prepay in a declining rate environment.

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

Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consists of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services and customer risk management programs.

Wealth Management contributed $29.0 million or 13% to consolidated net income for 2007. This compared to $28.2 million or 13% of consolidated net income for 2006.

Trust and private financial services provided $20.3 million of net income in 2007, down $1.2 million or 6% from 2006. Trust fees and commissions for the Wealth Management line of business totaled $67.6 million, a $6.0 million or 10% increase over last year. At December 31, 2007 and 2006, the Wealth Management line of business was responsible for trust assets with aggregate market values of $33.3 billion and $29.0 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $12.7 billion of trust assets at December 31, 2007 compared to $10.8 billion of trust assets at December 31, 2006. The fair value of non-managed assets increased $1.3 billion to $12.7 billion at year-end 2007. Assets held in safekeeping totaled $7.9 billion at December 31, 2007. Operating expenses attributed to trust and private financial services increased $6.5 million or 10%, including $3.9 million from personnel expenses. Expenses also included $2.2 million paid to settle claims made by the American Performance Funds against AXIA Investment Management, Inc., a wholly-owned subsidiary of BOk whose activities are included in the Wealth
Management line of business. See Note 15 to the Consolidated Financial Statements for additional information.

Brokerage and trading activities provided $8.6 million of net income in 2007 compared to $6.7 million in the previous year. Operating revenue increased $6.2 million or 10% due to a $4.8 million increase in revenue from retail brokerage activities. Operating expenses, which consisted primarily of compensation expense increased $6.1 million or 14%. Incentive compensation expense which is directly related to revenue growth was up $3.8 million or 25%.

Table 12   Wealth Management
            (Dollars in Thousands)
                                     Years ended December 31,
                               --------------------------------------
                                    2007         2006         2005
                               ------------- ------------ ------------
  NIR (expense) from
    external sources            $  13,385     $  15,148    $  12,488
  NIR (expense) from
    internal sources               18,781        13,030        8,504
                                ------------- ------------ ------------
  Total net interest
     revenue                       32,166        28,178       20,992
  Other operating
     revenue                      137,057       124,170      109,405
  Operating expense               118,493       105,906       94,338
  American Performance Fund
    settlement                      2,232            -             -
  Net income                    $  28,952     $  28,250    $  21,903

  Average assets               $1,894,677    $1,831,377   $1,748,104
  Average economic capital        154,540       149,960      114,400

  Return on assets                   1.53%         1.54%        1.25%
  Return on economic capital        18.73         18.84        19.15
  Efficiency ratio                  71.34         69.52        72.35

Regional Banking

Regional banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banking contributed $92.5 million or 42% to consolidated net income during 2007. This compares with $90.6 million or 43% of consolidated net income in 2006. Growth in net income contributed by the regional banking came primarily from operations in Texas and Colorado. Net income for 2007 in Texas and Colorado increased $2.6 million or 5% and $1.6 million or 12%, respectively, from the previous year. In addition net income from our Arkansas banking operations grew $711 thousand or 26%. A $74 million increase in average indirect automobile loans helped increase net interest revenue $2.8 million or 40% over 2006.

Texas growth resulted from an increase in net interest revenue. Net interest revenue increased $11.9 million or 8%. Average earning assets increased $442 million, including a $569 million increase in loans and a $122 million decrease in securities. Average loans totaled $2.9 billion for 2007 and $2.3 billion for 2006. Middle market loans were up $245 million or 49% with solid growth in both Dallas, Fort Worth and Houston. The acquisition of Worth National Bank added $157 million of average outstanding loans in the Fort Worth market. Energy loans grew $36 million or 7% and real estate loans increased $72 million or 21%. Community banking loans increased $47 million or 6% over last year. The growth in average earning assets was funded primarily by a $294 million increase in average deposits. Average deposits totaled $3.0 billion for 2007 and $2.7 billion for 2006. Corporate banking deposits were up $162 million or 37%. Average community banking deposits decreased $16 million or 1% from last year. Consumer banking deposits also increased, up $53 million or 6%. In addition to five branches acquired with Worth National Bank, we opened five branch offices in the Texas market during 2007 and plan to open four locations in 2008.

Other operating revenue in the Texas market increased $4.2 million or 18% over 2006 due primarily to a $3.1 million increase in deposit fees and debit card revenue. Operating expenses were up $13.4 million or 16%, including an $8.2 million or 18% increase in personnel costs. Approximately $4.5 million of the increase in personnel costs was due to the Worth National Bank acquisition. Worth National Bank was fully-integrated into our Texas banking operations upon completion of the systems conversion in February 2008.

Net income continued to increase at our Colorado operations, up $1.6 million or 12%. Net interest revenue increased $8.0 million or 22% over 2006. Average earning assets attributed to our Colorado operations increased $467 million or 42%. Securities and funds sold to the funds management unit increased $261 million. Average loans totaled $733 million for 2007, up $206 million or 39% over 2006. Energy loans in the Colorado market increased $74 million or 39%. Commercial real estate loans were up $77 million or 57%, including commercial real estate loans acquired with First United Bank. Average deposits increased $282 million or 39% to $1.0 billion, including consumer deposit growth of $137 million and wealth management deposit growth of $105 million.

Other operating revenue increased $2.4 million or 21% due primarily to growth in trust fees and deposit service charges. The fair value of trust assets overseen by Colorado State Bank and Trust was $3.0 billion at December 31, 2007, up 13% from December 31, 2006. Operating expenses in Colorado increased $7.5 million or 28% over last year. Personnel expenses were up $3.0 million and occupancy and equipment expenses were up $1.5 million, including additional expenses from the First United acquisition. First United Bank was integrated into our Colorado banking operations upon completion of the systems conversion in September 2007. We now have 17 banking locations in Colorado, including 15 in metropolitan Denver, one in Colorado Springs and one in Boulder.

Net income in New Mexico totaled $21.2 million for 2007, up $828 thousand or 4% over 2006. Net interest revenue increased $4.2 million or 9% while operating revenue was up $1.6 million or 10%. Average loans increased $111 million or 18% to $738 million for 2007. Commercial loans were up $81 million and commercial real estate loans were up $22 million. New Mexico provided deposit growth of $50 million or 5% during 2007, including $41 million of consumer deposits. Average deposits were $1.0 billion for 2007 and $961 million for 2006. Operating expenses increased $2.9 million or 10%. Personnel costs in New Mexico increased $1.0 million or 9% and deposit insurance costs were up $555 thousand. The one-time credit that offsets deposit insurance expense was not available to our banking operations in New Mexico. Operating results for 2007 included $3.6 million of net loans charged off, up from $2.1 million of net loans charged off in 2006.

Net income at Bank of Arizona decreased $597 thousand in its second full year of operations as a BOK Financial unit. Net income for 2007 totaled $1.2 million, down from $1.8 million last year. The decrease in net income was due largely to a $1.6 million increase in net loans charged off. Net interest revenue grew $3.8 million. Average loans increased $202 million to $515 million. Small business and middle market commercial loans increased $83 million compared to 2006. In addition, average commercial real estate loans grew $33 million or 28% in Phoenix and $93 million or 141% in Tucson. Operating expenses increased $3.5 million, including $2.1 million of personnel costs as we continue to expand in the Arizona market.

We initiated full-service banking operations in the Kansas City market in late 2006. Currently, we have one location in Overland Park, Kansas and one location in Kansas City, Missouri. During 2007, average loans in the Kansas City market increased $27 million to $135 million. Operations in the Kansas City market incurred a $2.6 million net loss due primarily to initial operating costs.

Table 13   Bank of Texas
            (Dollars in Thousands)
                                             Years ended December 31,
                                     -----------------------------------------
                                        2007          2006          2005
                                     -----------------------------------------

NIR (expense) from external sources   $191,235      $168,486      $143,081
NIR (expense) from internal sources    (33,727)      (22,848)      (12,269)
                                     ------------- ------------- -------------
Total net interest revenue             157,508       145,638       130,812

Other operating revenue                 27,907        23,720        23,719
Operating expense                       98,044        84,628        79,371
Net loans charged off                    2,602         5,081         2,719
Net income                            $ 54,498      $ 51,866      $ 47,350

Average assets                      $4,341,793    $3,734,953    $3,235,236
Average economic capital               192,720       247,710       183,430
Average invested capital               444,980       414,790       350,510

Return on assets                           1.26%         1.39%         1.46%
Return on economic capital                28.28         20.94         25.81
Return on average invested capital        12.25         12.50         13.51
Efficiency ratio                          52.88         49.97         51.36


Table 14   Bank of Albuquerque
            (Dollars in Thousands)
                                             Years ended December 31,
                                     -----------------------------------------
                                        2007          2006          2005
                                     -----------------------------------------
NIR (expense) from external sources    $73,501      $ 64,695      $ 57,169
NIR (expense) from internal sources    (21,973)      (17,332)      (11,764)
                                     ------------- ------------- -------------
Total net interest revenue              51,528        47,363        45,405

Other operating revenue                 17,290        16,023        15,282
Operating expense                       30,792        27,891        28,049
Net loans charged off                    3,645         2,117           932
Net income                            $ 21,238      $ 20,410      $ 19,385

Average assets                      $1,604,217    $1,463,374    $1,549,928
Average economic capital                90,230        82,810        76,760
Average invested capital               109,320       101,900        95,850

Return on assets                           1.32%         1.39%         1.25%
Return on economic capital                23.54         24.65         25.25
Return on average invested capital        19.43         20.03         20.22
Efficiency ratio                          44.74         44.00         46.22

Table 15   Bank of Arkansas
            (Dollars in Thousands)
                                             Years ended December 31,
                                     -----------------------------------------
                                        2007          2006          2005
                                     -----------------------------------------
NIR (expense) from external sources    $16,798      $ 10,442      $ 11,100
NIR (expense) from internal sources     (6,895)       (3,389)       (3,603)
                                     ------------- ------------- -------------
Total net interest revenue               9,903         7,053         7,497

Other operating revenue                  1,276         1,538         1,605
Operating expense                        4,343         3,859         3,543
Net loans charged off                    1,171           205            53
Net income                            $  3,453      $  2,742      $  3,376

Average assets                        $344,164      $202,018      $250,863
Average economic capital                18,280        14,940        11,950
Average invested capital                18,280        14,940        11,950

Return on assets                          1.00%         1.36%         1.35%
Return on economic capital               18.89         18.35         28.25
Return on average invested capital       18.89         18.35         28.25
Efficiency ratio                         38.85         44.92         38.93


Table 16   Colorado State Bank and Trust
            (Dollars in Thousands)
                                              Years ended December 31,
                                      -----------------------------------------
                                         2007          2006          2005
                                      -----------------------------------------
NIR (expense) from external sources    $ 74,062      $ 54,722      $ 35,302
NIR (expense) from internal sources     (29,555)      (18,227)       (7,679)
                                      ------------- ------------- -------------
Total net interest revenue               44,507        36,495        27,623

Other operating revenue                  13,449        11,137         9,912
Operating expense                        33,655        26,195        23,507
Net loans charged off / (recovered)         209           (36)        2,517
Net income                             $ 14,742      $ 13,119      $  6,991

Average assets                       $1,733,926    $1,214,161      $783,269
Average economic capital                 89,500        59,610        47,440
Average invested capital                144,800       114,910        89,430

Return on assets                            0.85%         1.08%         0.89%
Return on economic capital                 16.47         22.01         14.74
Return on average invested capital         10.18         11.42          7.82
Efficiency ratio                           58.07         54.99         62.63

Table 17   Bank of Arizona
            (Dollars in Thousands)
                                              Years ended December 31,
                                      -----------------------------------------
                                         2007          2006          2005
                                      -----------------------------------------
NIR (expense) from external sources     $40,140       $27,818       $10,855
NIR (expense) from internal sources     (20,651)      (12,119)       (2,796)
                                      ------------- ------------- -------------
Total net interest revenue               19,489        15,699         8,059

Other operating revenue                     771           532           956
Operating expense                        16,764        13,238         8,556
Net loans charged off / (recovered)       1,588             9           (31)
Net income                             $  1,166      $  1,763      $    386

Average assets                         $583,156      $404,920      $199,224
Average economic capital                 47,740        29,370         7,070
Average invested capital                 64,390        46,020        23,720

Return on assets                           0.20%         0.44%         0.19%
Return on economic capital                 2.44          6.00          5.46
Return on average invested capital         1.81          3.83          1.63
Efficiency ratio                          82.74         81.56         94.91


Table 18   Bank of Kansas City
            (Dollars in Thousands)
                                               Years ended December 31,
                                       ------------------------------------
                                          2007          2006          2005
                                       ------------------------------------
NIR (expense) from external sources     $ 10,651          ***          ***
NIR (expense) from internal sources       (6,317)         ***          ***
                                       ------------- ------------- --------
Total net interest revenue                 4,334          ***          ***

Other operating revenue                    2,546          ***          ***
Operating expense                         11,136          ***          ***
Net loans charged off                          3          ***          ***
Net income                              $ (2,603)         ***          ***

Average assets                          $177,773          ***          ***
Average economic capital                   7,520          ***          ***
Average invested capital                   7,520          ***          ***

Return on assets                           (1.46)%        ***          ***
Return on economic capital                (34.61)         ***          ***
Return on average invested capital        (34.61)         ***          ***
Efficiency ratio                          161.86          ***          ***

*** Data not applicable or meaningful due to commencement of operations in November 2006.

Assessment of Financial Condition

Securities

BOK Financial maintains a securities portfolio to support its interest rate risk management strategies, provide liquidity and profitability and comply with regulatory requirements. Securities are classified as either held for investment, available for sale or trading.

Table 19   Securities
            (Dollars in Thousands)
                                                                         December 31,
                                         -----------------------------------------------------------------------------
                                                   2007                      2006                      2005
                                         ------------------------- ------------------------- -------------------------
                                          Amortized      Fair       Amortized      Fair       Amortized      Fair
                                            Cost         Value        Cost         Value        Cost         Value
                                         ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  U.S. Treasury                           $        -   $        -   $    1,999   $    1,995  $    1,994    $    1,976
  Municipal and other tax-exempt             242,274      243,061      240,976      238,869     240,359       238,649
  Other debt securities                        5,675        5,727        5,714        5,744       2,772         2,781
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
     Total                                $  247,949   $  248,788   $  248,689   $  246,608  $  245,125    $  243,406
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Available for sale:
    U.S. Treasury                         $    6,961      $ 7,088   $    6,014   $    5,983  $   16,037    $   15,827
    Municipal and other tax-exempt            26,478       26,578       77,860       78,614      17,153        17,078
    Mortgage-backed securities:
      U.S. agencies                        3,838,219    3,817,939    3,204,592    3,128,138    3,507,047    3,424,356
      Other                                1,664,537    1,641,189    1,361,373    1,333,533    1,277,161    1,250,701
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
        Total mortgage-backed securities   5,502,756    5,459,128    4,565,965    4,461,671    4,784,208    4,675,057
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
    Other debt securities                         42           41           46           45          124          124
    Equity securities and mutual funds       151,689      157,705      101,960      108,748      108,914      113,489
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
      Total                               $5,687,926   $5,650,540   $4,751,845   $4,655,061  $ 4,926,436   $4,821,575
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
  Mortgage trading:
    Mortgage-backed U.S. agency securities$  153,920   $  154,701   $  163,094   $  162,837            -            -
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At December 31, 2007, investment securities were carried at $248 million and had a fair value of $249 million. Management has the ability and intent to hold these securities until they mature.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $5.7 billion at December 31, 2007, up $936 million compared with the previous year-end. Growth in the securities portfolio generally consisted of highly-rated, fixed rate mortgage-backed securities. These securities supplement the Company's earnings and help manage the balance sheet to a position that is essentially neutral to changes in interest rates. Mortgage-backed securities represented 97% of total available for sale securities at year end.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
2.3 years at December 31, 2007. Management estimates that the expected duration would extend to approximately 3.1 years assuming a 300 basis point immediate rate shock. Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are either fully or partially guaranteed. Credit risk on mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.

During the first half of 2007, the Company invested $41 million in variable rate perpetual preferred stocks issued by six major banks and brokerage houses. Although these issuers remain rated investment grade by the major rating agencies and all scheduled dividend payments have been made, the fair values of these stocks declined to $33 million at December 31, 2007. Based on widening credit spreads, the duration and severity of the reduction in fair value and the market's negative outlook on the financial services sector for 2008, we determined that a recovery of fair value to at least the cost basis of these securities was not expected in the near term. An other-than-temporary-impairment charge of $8.6 million was recognized through earnings.

Net unrealized losses on available for sale securities totaled $37 million at December 31, 2007 compared with net unrealized losses of $97 million at December 31, 2006. The aggregate gross amount of unrealized losses at December 31, 2007 totaled $62 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The portfolio does not hold any securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $395 million of Alt-A mortgage-backed securities were held at December 31, 2007 with a total unrealized loss of $6.7 million.
Approximately  79%  of  the  Alt-A  backed   securities,   including  all  Alt-A
mortgage-backed securities originated in 2006 and 2007, are AAA rated and are credit enhanced with additional collateral support. Approximately 96% of all of our Alt-A mortgage-backed securities represent pools of fixed-rate mortgage loans. Management does not believe that any of the unrealized losses were due to credit concerns. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

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

Bank-Owned Life Insurance

The Company invested $202 million in bank-owned life insurance during 2006. This investment is expected to provide a long-term source of earnings to support existing employee benefit plans. Substantially all of the funds are held in separate accounts and invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. The cash surrender value of the policies, including the value of the stable value wrap, was $207 million at December 31, 2007. In addition to the investment in the separate accounts, $8 million of the amount invested was used to pay taxes on the insurance premiums. These taxes will be recovered over a ten-year period. At December 31, 2007, a $5.9 million receivable was recorded based on the present value of the taxes. The Company also has life insurance policies obtained through various bank acquisitions with an aggregate cash surrender value of $17 million.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.0 billion at December 31, 2007, a $1.3 billion or 12% increase since last year. Loan growth was broadly distributed among the various segments of the portfolio and across all geographic markets.

The commercial loan portfolio increased $529 million during 2007 to $6.7 billion at December 31, 2007. Energy loans totaled $2.0 billion or 16% of total loans. Outstanding energy loans increased $192 million or 11% during 2007. Approximately $1.6 billion of energy loans was to oil and gas producers, up from $1.5 billion at December 31, 2006. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The energy category of our loan portfolio is distributed $1.0 billion in Oklahoma, $600 million in Texas and $294 million in Colorado.

The services sector of the loan portfolio totaled $1.7 billion or 14% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $641 million of the outstanding balance of services loans is attributed to Texas, $563 million to Oklahoma and $231 million to New Mexico.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 20.

Table 20    Loans
            (In Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                          2007         2006         2005         2004          2003
                                                     ------------ ------------ ------------ ------------- ------------
Commercial:
   Energy                                            $1,954,967   $1,763,180   $1,399,417   $1,223,195    $1,231,599
   Services                                           1,721,143    1,555,141    1,425,821    1,190,814       989,906
   Wholesale/retail                                   1,081,172      932,531      793,032      699,318       668,202
   Manufacturing                                        493,185      609,571      514,792      484,423       482,657
   Healthcare                                           680,294      602,273      520,309      424,257       393,929
   Agriculture                                          236,860      321,380      291,858      262,436       228,222
   Other commercial and industrial                      569,884      424,808      354,706      291,393       342,187
                                                      ------------ ------------ ------------ ------------- ------------
     Total commercial                                 6,737,505    6,208,884    5,299,935    4,575,836     4,336,702
Commercial real estate:
   Construction and land development                  1,004,547      889,925      638,366      457,399       436,087
   Multifamily                                          214,388      239,000      204,620      231,985       271,119
   Other real estate loans                            1,531,537    1,317,615    1,146,916      931,726       922,886
                                                      ------------ ------------ ------------ ------------- ------------
     Total commercial real estate                     2,750,472    2,446,540    1,989,902    1,621,110     1,630,092
Residential mortgage:
   Secured by 1-4 family residential properties       1,531,296    1,256,259    1,169,331    1,198,918     1,015,643
   Residential mortgages held for sale                   76,677       64,625       51,666       40,262        56,543
                                                     ------------ ------------ ------------ ------------- ------------
     Total residential mortgage                       1,607,973    1,320,884    1,220,997    1,239,180     1,072,186
Consumer                                                921,297      739,495      629,144      492,841       444,909
---------------------------------------------------- ------------ ------------ ------------ ------------- ------------
     Total                                          $12,017,247  $10,715,803   $9,139,978   $7,928,967    $7,483,889
---------------------------------------------------- ------------ ------------ ------------ ------------- ------------

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2007, the outstanding principal balance of these loans totaled $1.7 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 28% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.8 billion or 23% of the loan portfolio at December 31, 2007. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans increased $304 million or 12% from the previous year end. Growth in commercial real estate loans was located primarily in Texas and Arizona. Commercial real estate loans were up $176 million in Texas and $111 million in Arizona. In addition, commercial real estate loans were up $59 million in Colorado and $30 million in Arkansas. Growth in commercial real estate loans was partially offset by a $72 million reduction in Oklahoma.

Construction and land development included $756 million of loans for single family residential lots and premises, up $57 million, or 8% since December 31, 2006. Approximately $246 million of our single family residential lots and premises loans are in the Oklahoma market, $188 million are in the Texas market, $131 million are in the Colorado market and $106 million are in the Arizona market. Other commercial real estate loans included $539 million in Oklahoma, $525 million in Texas, $163 million in New Mexico and $153 million in Arizona. The major components of other commercial real estate loans were retail facilities - $372 million and office buildings $395 million.

Residential mortgage loans, excluding loans held for sale, totaled $1.5 billion, up $275 million or 22% since December 31, 2006. At December 31, 2007, residential mortgage loans included $442 million of home equity loans, $447 million of loans held for business relationship purposes, $422 million of adjustable rate mortgages and $144 million of loans held for community development. We have no concentration in sub-prime residential mortgage loans. Home equity loans increased $14 million or 13% compared to December 31, 2006. Approximately $61 million of home equity loans represent second lien loans where the proceeds were used to finance the down payment which was applied against the first lien loan. Adjustable rate mortgage loans increased $17 million or 17% over 2006. Our portfolio of adjustable rate mortgage loans is generally underwritten to prime standards and does not include loans with initial rates that are below market.

At December 31, 2007, consumer loans included $625 million of indirect automobile loans. Approximately $444 million of these loans were purchased from dealers in Oklahoma and $156 million were purchased from dealers in Arkansas. The remaining $25 million were purchased from dealers in Texas. Indirect automobile loans grew $160 million during 2007, including $76 million in Arkansas, $61 million in Oklahoma and $23 million in Texas. Approximately 7% of the outstanding balance at December 31, 2007 is considered near-prime, which is defined as loans to borrowers that had poor credit in the past but that have re-established credit over a period of time. We generally do not originate sub-prime indirect automobile loans.

Table 21  Loan Maturity and Interest Rate Sensitivity at December 31, 2007
            (In Thousands)
                                                             Remaining Maturities of Selected Loans
                                                             --------------------------------------
                                                  Total      Within 1 Year  1-5 Years  After 5 Years
                                              -------------- ------------ ------------ ------------
Loan maturity:
   Commercial                                  $6,737,505     $2,161,680   $3,708,261  $  867,564
   Commercial real estate                       2,750,472      1,306,617    1,062,338     381,517
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                    $9,487,977     $3,468,297   $4,770,599  $1,249,081
--------------------------------------------- -------------- ------------ ------------ ------------

Interest rate sensitivity for selected loans with:
   Predetermined interest rates                $3,577,620     $  488,739   $2,477,201    $611,680
   Floating or adjustable interest rates        5,910,357      2,979,558    2,293,398     637,401
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                    $9,487,977     $3,468,297   $4,770,599  $1,249,081
--------------------------------------------- -------------- ------------ ------------ ------------

The Company continued to increase geographic diversification through expansion into Texas, New Mexico, Colorado and Arizona. The percent of the loan portfolio attributed to Oklahoma declined to 49% at December 31, 2007 from 53% at December 31, 2006. Table 22 presents the distribution of the major loan categories among our primary market areas.

Table 22  Loans by Principal Market Area
            (In Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                          2007         2006         2005         2004          2003
                                                     ------------ ------------ ------------ ------------- ------------
Oklahoma:
   Commercial                                        $3,219,176   $3,186,085   $3,059,441   $2,784,657    $2,782,616
   Commercial real estate                               907,034      979,251      859,829      744,724       789,868
   Residential mortgage                               1,080,483      896,567      842,456      901,538       699,274
   Residential mortgage held for sale                    76,677       64,625       51,666       40,262        56,543
   Consumer                                             576,070      512,032      466,180      367,947       324,305
                                                     ------------ ------------ ------------ ------------- ------------
      Total Oklahoma                                 $5,859,440   $5,638,560   $5,279,572   $4,839,128    $4,652,606
                                                     ------------ ------------ ------------ ------------- ------------
Texas:
   Commercial                                        $1,985,645   $1,722,627   $1,356,611   $1,120,069      $963,340
   Commercial real estate                               846,303      670,635      569,921      459,067       477,561
   Residential mortgage                                 275,533      213,801      199,726      191,296       204,481
   Consumer                                             142,958       95,652       89,017       86,732       101,269
                                                     ------------ ------------ ------------ ------------- ------------
     Total Texas                                     $3,250,439   $2,702,715   $2,215,275   $1,857,164    $1,746,651
                                                     ------------ ------------ ------------ ------------- ------------
New Mexico:
   Commercial                                          $473,262     $411,272     $383,325     $354,904      $297,896
   Commercial real estate                               261,056      257,079      232,564      196,832       175,745
   Residential mortgage                                  84,336       75,159       65,784       63,043        66,179
   Consumer                                              16,105       13,256       15,137       13,260        11,070
                                                     ------------ ------------ ------------ ------------- ------------
     Total New Mexico                                  $834,759     $756,766     $696,810     $628,039      $550,890
                                                     ------------ ------------ ------------ ------------- ------------
Arkansas:
   Commercial                                          $106,328      $95,483      $79,719      $61,934       $63,480
   Commercial real estate                               124,317       94,395       75,483       74,478        75,452
   Residential mortgage                                  16,393       23,076       13,044       11,238         6,245
   Consumer                                             163,626       86,017       25,659        3,858         2,671
                                                     ------------ ------------ ------------ ------------- ------------
     Total Arkansas                                    $410,664     $298,971     $193,905     $151,508      $147,848
                                                     ------------ ------------ ------------ ------------- ------------
Colorado:
   Commercial                                          $490,373     $451,046     $270,108     $191,459      $209,134
   Commercial real estate                               252,537      193,747      133,537      118,134       111,466
   Residential mortgage                                  26,556       15,812       21,918       31,693        39,464
   Consumer                                              16,457       26,591       27,871       21,044         5,594
                                                     ------------ ------------ ------------ ------------- ------------
     Total Colorado                                    $785,923     $687,196     $453,434     $362,330      $365,658
                                                     ------------ ------------ ------------ ------------- ------------
Arizona:
   Commercial                                          $157,341      $96,453      $50,489           $-            $-
   Commercial real estate                               318,170      207,035      115,697       27,875             -
   Residential mortgage                                  46,269       31,280       26,102            -             -
   Consumer                                               5,522        5,947        5,280            -             -
                                                     ------------ ------------ ------------ ------------- ------------
     Total Arizona                                     $527,302     $340,715     $197,568      $27,875            $-
                                                     ------------ ------------ ------------ ------------- ------------
Kansas:
   Commercial                                          $305,380     $245,918     $100,242      $62,813       $20,236
   Commercial real estate                                41,055       44,398        2,871            -             -
   Residential mortgage                                   1,726          564          301          110             -
   Consumer                                                 559            -            -            -             -
                                                     ------------ ------------ ------------ ------------- ------------
     Total Kansas                                      $348,720     $290,880     $103,414      $62,923       $20,236
                                                     ------------ ------------ ------------ ------------- ------------
     Total BOK Financial loans                      $12,017,247  $10,715,803   $9,139,978   $7,928,967    $7,483,889
                                                     ------------ ------------ ------------ ------------- ------------

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.3 billion and standby letters of credit which totaled $556 million at December 31, 2007. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Table 23    Off-Balance Sheet Credit Commitments
            (In Thousands)
                                                              As of December 31,
                                          2007           2006         2005         2004          2003
                                     -------------- ------------- ------------ ------------ -------------
Loan commitments                      $5,345,736     $5,318,257    $4,349,114   $3,459,425   $2,964,694
Standby letters of credit                555,758        527,627       558,907      414,228      374,550
Mortgage loans sold with recourse        392,534        329,713       248,150       32,134      103,443
------------------------------------ -------------- ------------- ------------ ------------ -------------

The Company also has off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At December 31, 2007, the principal balance of loans sold subject to recourse obligations totaled $393 million and the reserve for credit risk from these loans totaled $3.5 million. Losses incurred during 2007 totaled $1.1 million.

Derivatives with Credit Risk

The Company offers programs that permit its customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between the Company and selected counterparties to minimize the risk to us of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

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

Beginning January 1, 2007, the fair value of customer derivative assets and liabilities fully reflects the discounted cash flows based on forward curves, volatilities, credit risks and other market-observable inputs. Changes in the net fair values of customer derivative contracts are a component of Brokerage and Trading Revenue. Retained earnings were charged $1.1 million ($679 thousand after tax) for the initial adoption of FAS 157 on the fair value of customer derivative assets and liabilities.

The customer derivative programs create credit risk for potential amounts due to the Company from its customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

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

Derivative contracts are carried at fair value. At December 31, 2007, the fair values of derivative contracts reported as assets under these programs totaled $501 million. This included energy contracts with fair values of $399 million, interest rate contracts with fair values of $74 million and foreign exchange contracts with fair values of $20 million. The aggregate fair values of derivative contracts reported as liabilities totaled $513 million. Approximately 97% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production or other collateral. The remaining 3% was with dealer counterparties, consisting primarily of highly-rated financial institutions and energy companies. The maximum net exposure to any single customer or counterparty totaled $130 million.

Our maximum net exposure at December 31, 2007 was to SemGroup, LP. Mr. Thomas S. Kivisto, President and CEO of SemGroup, LP is a member of BOK Financial's board of directors. Our exposure to SemGroup, LP consists primarily of option contracts to sell oil and natural gas in varying monthly quantities over the next seven months. The pricing, collateral and other terms of these contracts are consistent with terms we offer to similarly risk-graded customers.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. Combined, these reserves totaled $148 million or 1.24% of outstanding loans at December 31, 2007 and $130 million or 1.22% of outstanding loans at December 31, 2006.

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $127 million at December 31, 2007 compared to $109 million at December 31, 2006. These amounts represented 1.06% and 1.03% of outstanding loans, excluding loans held for sale, at December 31, 2007 and 2006, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 134% of outstanding balance of nonperforming loans at year-end 2007 compared to 305% at year-end 2006. Nonperforming loans at December 31, 2007 totaled $95 million compared with $36 million at the previous year-end. Net loans charged off during 2007 increased to $21 million in 2007 compared to $12 million in the previous year. This represents the first increase in net loans charged off since 2003. The ratio of net loans charged off to average outstanding loans was 0.19% for 2007 compared with 0.13% in 2006. Net commercial loan and commercial real estate loan charge-offs increased $4.7 million and $1.9 million, respectively, compared with last year. Consumer loan net charge-offs, which includes deposit account overdraft losses, increased $1.7 million. Table 24 provides statistical information regarding the reserve for loan losses for the past five years.

Table 24    Summary of Loan Loss Experience
            (Dollars in Thousands)
                                                                         Years ended December 31,
                                                    -------------------------------------------------------------------
 Reserve for loan losses:                                2007         2006         2005          2004         2003
                                                    -------------------------------------------------------------------
   Beginning balance                                  $109,497     $103,876     $108,618      $114,784     $103,851
     Loans charged off:
       Commercial                                       14,380       10,517        9,670        13,921       16,331
       Commercial real estate                            1,795           87        2,619           971           88
       Residential mortgage                              1,709        1,265        1,212         1,465        1,721
       Consumer                                         13,733       12,127       12,257        13,328       13,335
 ----------------------------------------------------------------------------------------------------------------------
         Total                                          31,617       23,996       25,758        29,685       31,475
 ----------------------------------------------------------------------------------------------------------------------
     Recoveries of loans previously charged off:
       Commercial                                        4,534        5,405        4,071         2,283          887
       Commercial real estate                              110          327          117            30           53
       Residential mortgage                                309          161          180           243           83
       Consumer                                          5,558        5,638        5,176         5,171        5,102
 ----------------------------------------------------------------------------------------------------------------------
         Total                                          10,511       11,531        9,544         7,727        6,125
 ----------------------------------------------------------------------------------------------------------------------
   Net loans charged off                                21,106       12,465       16,214        21,958       25,350
   Provision for loan losses                            34,758       18,086       10,401        15,792       34,000
   Additions due to acquisitions                         3,528            -        1,071             -        2,283
 ----------------------------------------------------------------------------------------------------------------------
   Ending balance                                     $126,677     $109,497     $103,876      $108,618     $114,784
 ----------------------------------------------------------------------------------------------------------------------
   Reserve for off-balance sheet credit losses:
   Beginning balance                                   $20,890      $20,574      $18,502       $13,855      $12,219
   Provision for off-balance sheet credit losses           (37)         316        2,040         4,647        1,636
   Additions due to acquisitions                             -            -           32             -            -
 ----------------------------------------------------------------------------------------------------------------------
   Ending balance                                      $20,853      $20,890      $20,574       $18,502      $13,855
 ----------------------------------------------------------------------------------------------------------------------
   Total provision for credit losses                   $34,721      $18,402      $12,441       $20,439      $35,636
  ----------------------------------------------------------------------------------------------------------------------
   Reserve for loan losses to loans outstanding at
     year-end (1)                                          1.06%        1.03%        1.14%         1.38%        1.55%
   Net charge-offs to average loans (1)                    0.19         0.13         0.19          0.29         0.36
   Total provision for credit losses to average
     loans (1)                                             0.31         0.19         0.15          0.27         0.50
   Recoveries to gross charge-offs                        33.24        48.05        37.05         26.03        19.46
   Reserve for off-balance sheet credit losses to
     off-balance sheet credit commitments                  0.35%        0.36%        0.42%         0.48%        0.41%
   Combined reserves for credit losses to loans
     outstanding at year-end (1)                           1.24%        1.22%         1.37%        1.61%        1.73%
 ----------------------------------------------------------------------------------------------------------------------
   Problem Loans:
     Loans past due (90 days)                         $  5,575     $  5,945     $  8,708      $  7,649     $ 14,944
     Nonaccrual(2)                                      84,290       26,055       25,162        52,660       52,681
     Renegotiated(3)                                    10,394        9,802        6,379         4,689        2,463
 ----------------------------------------------------------------------------------------------------------------------
        Total                                         $100,259     $ 41,802     $ 40,249      $ 64,998     $ 70,088
 ----------------------------------------------------------------------------------------------------------------------
   Foregone interest on nonaccrual loans (2)          $  3,011     $  2,130     $  2,515      $  4,617     $  4,821
 ----------------------------------------------------------------------------------------------------------------------

(1)  Excludes residential mortgage loans held for sale.
(2) Interest collected and recognized on nonaccrual loans was not significant in 2007 and previous years disclosed.
(3) Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 24 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented for comparison with peer banks and others who have not adopted the preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At December 31, 2007, specific impairment reserves totaled $4.4 million on total impaired loans of $74 million. Specific impairment reserves were $1.7 million at December 31, 2006.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At December 31, 2007 and 2006, the ranges of potential losses for the more significant factors were:

                                       December 31, 2007               December 31, 2006
                                      ------------------               -----------------
General economic conditions       $3.8 million to $7.6 million    $5.2 million to $9.1 million
Concentration in large loans      $1.4 million to $2.8 million    $1.4 million to $2.8 million

Nonspecific reserves attributed to general economic conditions had been steadily decreasing through the third quarter of 2007 based on the overall strength of the economy in our markets. These reserves began to increase in the fourth quarter as weakness in the economy became more apparent.

Allocation of the loan loss reserve to the major loan categories is presented in Table 25.

The provision for credit losses totaled $35 million, up $16 million over 2006. Factors considered in determining the provision for credit losses included trends in net losses and nonperforming loans during the year, the application of statistical migration factors to loan growth during the year and concentrations in commercial real estate and residential homebuilder loans. In addition, the outstanding balances of criticized and classified loans and potential problem loans were up over 2006.

Table 25    Loan Loss Reserve Allocation
            (Dollars in Thousands)
                                                                     December 31,
                           -------------------------------------------------------------------------------------------------
                                  2007                2006                2005                2004               2003
                           ------------------ ------------------- ------------------- ------------------- ------------------
                                       % of                % of                % of                % of               % of
                           Reserve(2)Loans(1) Reserve(2) Loans(1) Reserve(2) Loans(1) Reserve(2) Loans(1) Reserve(2)Loans(1)
                           --------- -------- --------- --------- --------- --------- --------- --------- --------- --------
Loan category:
   Commercial               $49,961   56.07%   $44,151   58.29%    $43,915   58.32%    $52,325   58.00%    $58,993   58.39%
   Commercial real
     estate                  40,807   22.89     30,838   22.97      25,529   21.89      21,317   20.55      16,395   21.95
   Residential mortgage       6,156   13.38      4,663   11.80       5,302   12.87       5,904   15.20       6,797   13.67
   Consumer                   9,962    7.66     11,784    6.94      10,929    6.92      12,034    6.25      16,132    5.99
   Nonspecific allowance     19,791      -      18,061      -       18,201      -       17,038      -       16,467      -
-------------------------- --------- -------- --------- --------- --------- --------- --------- --------- --------- --------
   Total                   $126,677  100.00%  $109,497  100.00%   $103,876  100.00%   $108,618  100.00%   $114,784  100.00%
-------------------------- --------- -------- --------- --------- --------- --------- --------- --------- --------- --------

(1)  Excludes residential mortgage loans held for sale.
(2) Specific allocation for the loan concentration risks are included in the appropriate category.

Nonperforming Assets

Information regarding nonperforming assets, which totaled $104 million at December 31, 2007 and $44 million at December 31, 2006, is presented in Table
26. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Total nonperforming assets were 0.87% of period-end loans and repossessed assets at December 31, 2007, up from 0.42% at December 31, 2006. This represents a return of the nonperforming assets to outstanding loans and repossessed assets to 2002 and 2003 levels after near historic lows over the past three years.

Nonaccrual loans totaled $84 million at December 31, 2007 and $26 million at December 31, 2006. Newly identified nonaccrual loans totaled $81 million during the year, including $43 million identified in the fourth quarter. Nonaccrual loans also increased $7.8 million from the acquisition of First United Bank. Nonaccrual loans decreased $16 million for loans charged off and foreclosed, and $15 million for cash payments received. Approximately $8.4 million of nonaccrual loans are subject to the First United Bank sellers' escrow.

Nonaccrual commercial loans totaled $43 million at December 31, 2007 and consisted primarily of loans in the services and manufacturing sectors of the portfolio. None of the nonaccrual commercial loans exceeded $10 million. Approximately $29 million of nonaccrual commercial loans are to borrowers in the Oklahoma market, $5.4 million are in the New Mexico market and $4.8 million are in the Colorado market.

Nonaccrual commercial real estate loans totaled $25 million at December 31, 2007. Approximately $13 million are loans secured by single-family residential properties or lots, including $5.9 million in Arizona and $3.8 million in Colorado. Other significant nonaccrual commercial real estate loans included $5.3 million of retail facilities in New Mexico and $3.1 million of multifamily residential properties in Arizona.

In addition to nonaccrual loans, nonperforming assets included $11 million of renegotiated loans and $9.5 million of real estate and other repossessed assets. Renegotiated loans consisted of residential mortgage loans and indirect automobile loans whose original terms have been modified. Approximately $7.6 million of renegotiated loans are residential mortgage loans guaranteed by agencies of the U.S. government. Approximately $2.7 million of real estate and other repossessed assets are subject to the First United Bank sellers' escrow.

Table 26    Nonperforming Assets
            (Dollars in Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                         2007         2006         2005          2004         2003
                                                     ----------- ------------- ------------ ------------- ------------
Nonperforming loans
   Nonaccrual loans:
     Commercial                                       $ 42,981     $10,737      $ 11,673      $33,195       $41,360
     Commercial real estate                             25,319       4,771         5,370       10,144         2,311
     Residential mortgage                               15,272      10,325         7,347        8,612         7,821
     Consumer                                              718         222           772          709         1,189
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
       Total nonaccrual loans                           84,290      26,055        25,162       52,660        52,681
   Renegotiated loans(3)                                10,394       9,802         6,379        4,689         2,463
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
     Total nonperforming loans                          94,684      35,857        31,541       57,349        55,144
   Other nonperforming assets                            9,475       8,486         8,476        3,763         7,186
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
     Total nonperforming assets                       $104,159     $44,343      $ 40,017      $61,112       $62,330
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Nonaccrual loans by principal market:
     Oklahoma                                         $ 47,977     $17,683      $ 16,857      $37,779       $33,865
     Texas                                               4,983       6,096         5,475        2,223        12,972
     New Mexico                                         11,118         871           928        1,463         1,891
     Arkansas                                            1,635         267             -        2,717         3,692
     Colorado(4)                                         9,222       1,138         1,902        8,478           261
     Arizona                                             9,355           -             -            -             -
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
      Total nonaccrual loans                          $ 84,290     $26,055       $25,162      $52,660       $52,681
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Nonaccrual loans by loan portfolio sector:
     Commercial:
        Energy                                        $   529     $   535      $       75   $    276      $    7,303
        Manufacturing                                   9,915         101           1,113     13,747           9,725
        Wholesale / retail                              3,792       2,457           3,036      4,604           8,610
        Agriculture                                       380          93             268        365           4,459
        Services                                       25,468       5,759           5,213     13,274           8,700
        Healthcare                                      2,301       1,600           1,942        743           2,192
        Other                                             596         192              26        186             371
                                                     ----------- ------------- ------------ ------------- ------------
         Total commercial                              42,981      10,737          11,673     33,195          41,360
     Commercial real estate:
        Land development and construction              13,466       2,031           2,081      6,706               -
        Multifamily                                     3,998         320             668      1,235              23
        Other commercial real estate                    7,855       2,420           2,621      2,203           2,288
                                                     ----------- ------------- ------------ ------------- ------------
         Total commercial real estate                  25,319       4,771           5,370     10,144           2,311
     Residential mortgage                              15,272      10,325           7,347      8,612           7,821
     Consumer                                             718         222             772        709           1,189
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
      Total nonaccrual loans                          $84,290     $26,055        $25,162     $52,660        $ 52,681
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Ratios:
   Reserve for loan losses to nonperforming loans       133.79%     305.37%       329.34%      189.40%       208.15%
   Nonperforming loans to period-end loans(2)             0.79        0.34          0.35         0.73          0.74
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Loans past due (90 days)(1)                            $5,575      $ 5,945       $ 8,708      $ 7,649       $14,944
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------

(1) Includes residential mortgages guaranteed by
    agencies of the U.S. Government.                  $ 1,017      $ 2,233       $ 2,021      $ 2,308      $  4,132
(2) Excludes residential mortgage loans held for
    sale.
(3) Includes residential mortgage loans               $ 7,550      $ 5,747       $ 3,577      $ 2,131      $  1,035
    guaranteed by agencies of the U.S. government.
    These loans have been modified to extend payment
    terms and/or reduce interest rates to current
    market.
(4) Includes loans subject to First United Bank       $ 8,412      $     -       $     -      $     -      $      -
    sellers escrow.

The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $49 million at December 31, 2007 and $22 million at December 31, 2006. The current composition of potential problem loans by primary industry included real estate - $20 million, healthcare - $19 million, manufacturing - $4.2 million and services - $4.0 million. Potential problem real estate loans consisted primarily of loans to residential builders in the Arizona market of $12 million.

Deposits

Deposit accounts represent our primary funding source. Average deposits represented approximately 66% of total liabilities and capital for 2007, down from 68% for 2006. The decrease in average deposits relative to other funding sources is due largely to the structuring of our balance sheet to be relatively neutral to changes in interest rates. Other borrowed funds were up during 2007 to fund a $447 million increase in average securities to implement this interest rate risk management strategy. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our Perfect Banking program, free checking and on-line Billpay services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services.

Average deposits totaled $12.6 billion for 2007, a $1.2 billion or 11% increase over 2006. Growth in average deposits included $503 million of deposits acquired from Worth National Bank and First United Bank in the second quarter of 2007.

Table 27  Maturity of Domestic CDs and Public
            Funds in Amounts of $100,000 or More
            (In Thousands)

                                    December 31,
                              ---------------------------
                                 2007         2006
                              ---------------------------
   Months to maturity:
   3 or less                   $  820,339   $  713,463
   Over 3 through 6               580,427      517,766
   Over 6 through 12              456,103      809,212
   Over 12                        584,180      603,291
  -------------------------------------------------------
   Total                       $2,441,049   $2,643,732
 --------------------------------------------------------

Interest-bearing transaction deposit accounts continued to grow in 2007, up $1.1 billion or 20% over 2006. Time deposits increased $289 million or 7%. At the same time, average demand deposit accounts decreased $152 million compared with last year. Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, increased 15% to $6.4 billion. Accounts with balances in excess of $100,000 totaled $5.0 billion, an increase of $286 million or 6%. Average brokered deposits and public funds, which totaled $1.2 billion, were up $110 million over 2006.

Average commercial banking deposits were up $431 million or 12% over last year. The average balance of commercial banking deposits for 2007 was $4.2 billion. Commercial deposit growth was primarily centered in Oklahoma and Texas. Consumer deposits averaged $5.3 billion for 2007, up $315 million or 6% over 2006. Average consumer deposits were up $137 million or 30% in the Colorado market, including First United Bank deposits. In addition, consumer deposit account balances increased $87 million in Oklahoma, $51 million in Texas and $41 million in New Mexico. Wealth management deposit accounts averaged $1.6 billion for 2007, a $235 million increase over 2006. Approximately $105 million of the increase was in the Colorado market. The remaining increase was distributed primarily in Oklahoma and Texas.

The distribution of deposit accounts among our principal markets is shown in Table 28.

Table 28    Deposits by Principal Market Area
            (In Thousands)
                                                           December 31,
                                -------------------------------------------------------------------
                                     2007         2006         2005         2004          2003
                                --------------------------------------------------------------------
   Oklahoma:
      Demand                      $  936,160    $  915,101   $1,003,284   $1,095,228   $1,025,483
      Interest-bearing:
        Transaction                3,935,909     3,456,322    3,002,610    2,291,089    2,246,675
        Savings                       80,467        83,017       85,837       87,597       98,611
        Time                       2,426,822     2,595,890    2,564,337    2,505,849    2,403,293
                                --------------------------------------------------------------------
      Total interest-bearing       6,443,198     6,135,229    5,652,784    4,884,535    4,748,579
                                --------------------------------------------------------------------
   Total Oklahoma                 $7,379,358    $7,050,330   $6,656,068   $5,979,763   $5,774,062
                                --------------------------------------------------------------------
  Texas:
      Demand                      $  738,105    $  640,159   $  615,732   $  617,808   $  421,292
      Interest-bearing:
        Transaction                2,050,872     1,688,131    1,535,570    1,119,893    1,213,777
        Savings                       34,618        24,074       27,398       30,331       35,702
        Time                         800,460       829,255      735,731      571,993      505,463
                                --------------------------------------------------------------------
      Total interest-bearing       2,885,950     2,541,460    2,298,699    1,722,217    1,754,942
                                --------------------------------------------------------------------
   Total Texas                    $3,624,055    $3,181,619   $2,914,431   $2,340,025   $2,176,234
                                --------------------------------------------------------------------
  New Mexico:
      Demand                     $    93,923   $   124,088  $   129,289  $   136,599  $   106,050
      Interest-bearing:
        Transaction                  490,227       432,342      381,099      320,118      370,294
        Savings                       15,146        16,417       17,839       17,885       20,728
        Time                         486,868       490,460      453,314      411,939      317,924
                                --------------------------------------------------------------------
      Total interest-bearing         992,241       939,219      852,252      749,942      708,946
                                --------------------------------------------------------------------
   Total New Mexico              $ 1,086,164   $ 1,063,307  $   981,541  $   886,541  $   814,996
                                --------------------------------------------------------------------
  Arkansas:
      Demand                     $     9,755   $    12,589  $    10,429  $    14,489  $    16,351
      Interest-bearing:
        Transaction                   22,519        17,905       22,354       26,882       28,411
        Savings                          883         1,010        1,058        1,434        1,341
        Time                          40,692        57,446       75,034       99,677      105,598
                                --------------------------------------------------------------------
      Total interest-bearing          64,094        76,361       98,446      127,993      135,350
                                --------------------------------------------------------------------
   Total Arkansas                $    73,849   $    88,950  $   108,875  $   142,482  $   151,701
                                --------------------------------------------------------------------
  Colorado:
      Demand                      $   60,250    $   48,756   $   61,647   $   62,995   $   79,424
      Interest-bearing:
        Transaction                  504,116       328,254      258,668      189,106      162,651
        Savings                       23,806        12,632       17,772       19,092       18,347
        Time                         539,523       485,200      264,020       54,394       42,448
                                --------------------------------------------------------------------
      Total interest-bearing       1,067,445       826,086      540,460      262,592      223,446
                                --------------------------------------------------------------------
   Total Colorado                 $1,127,695    $  874,842   $  602,107   $  325,587   $  302,870
                                --------------------------------------------------------------------
  Arizona:
      Demand                      $   29,807    $   39,352   $   45,567   $        -   $        -
      Interest-bearing:
        Transaction                   82,682        73,729       56,994            -            -
        Savings                        1,435         1,978        4,111            -            -
        Time                          11,603         6,574        5,624            -            -
                                --------------------------------------------------------------------
      Total interest-bearing          95,720        82,281       66,729            -            -
                                --------------------------------------------------------------------
   Total Arizona                  $  125,527    $  121,633   $  112,296   $        -   $        -
                                --------------------------------------------------------------------
  Kansas:
      Demand                      $    7,946    $       14   $        -   $        -   $        -
      Interest-bearing:
        Transaction                   10,014           287            -            -            -
        Savings                           13             2            -            -            -
        Time                          24,670         5,721            -            -            -
                                --------------------------------------------------------------------
      Total interest-bearing          34,697         6,010            -            -            -
                                --------------------------------------------------------------------
   Total Kansas                   $   42,643    $    6,024   $        -   $        -   $        -
                                --------------------------------------------------------------------
   Total BOK Financial deposits  $13,459,291   $12,386,705  $11,375,318   $9,674,398   $9,219,863
                                --------------------------------------------------------------------

Borrowings and Capital

Parent Company

BOK Financial (parent company) has a $188 million unsecured revolving line of credit with certain commercial banks that matures in December 2010. The outstanding principal balance of this credit agreement was $50 million at December 31, 2007. Interest is based upon a base rate or LIBOR plus a defined margin that is determined by the Company's credit rating. This margin ranges from 0.375% to 1.125% or a base rate. The margin currently applicable to borrowings against this line is 0.375%. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels. BOK Financial met all of the restrictive covenants at December 31, 2007.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $93 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $75 million under this policy.

Equity capital for BOK Financial increased $214 million to $1.9 billion during 2007. Retained earnings, net income less cash dividends paid, provided $167 million of this increase. Accumulated other comprehensive losses decreased $42 million during 2007. Lower net unrealized losses on available for sale securities reduced accumulated other comprehensive losses $36 million and the after-tax effect of adjusting the prepaid pension expense asset as required by FAS 158 decreased accumulated other comprehensive losses $4.4 million. Employee stock option transactions increased equity capital $24 million during 2007 and treasury stock purchases reduced capital $17 million.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 618 thousand shares have been repurchased by the Company for $30.7 million. During 2007, 340 thousand shares were repurchased for $17.4 million.

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

Subsidiary Banks

BOK Financial's subsidiary banks use borrowings to supplement deposits as a source of funds for loans and securities growth. Sources of these borrowings included federal funds purchased, securities repurchase agreements, and advances from the Federal Home Loan Banks. Interest rates and maturity dates for the various borrowings are matched with specific asset types in the asset/liability management process. Note 10 to the Consolidated Financial Statements provides additional information about the subsidiary banks' borrowings, including maturity and re-pricing periods and collateral requirements.

During 2007, Bank of Oklahoma issued $250 million of subordinated debt due May 15, 2017. Interest on this debt is based on a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt, which qualifies as Tier 2 regulatory capital, was used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

During 2005, Bank of Oklahoma issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge losses is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in the fair value of the subordinated debt due to changes in interest rates. The Company receives a fixed rate of 5.257% and pays a variable rate based on 1-month LIBOR. The fair value hedging relationship was discontinued and the swap was terminated in April 2007.

Off-Balance Sheet Arrangements

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

During 2002, BOK Financial agreed to a limited price guarantee on a portion of the common shares issued to purchase Bank of Tanglewood. Any holder of BOK Financial common shares issued in this acquisition may annually make a claim for the excess of the guaranteed price and the actual sales price of any shares sold during a 60-day period after each of the first five anniversary dates after October 25, 2002. This guarantee expired in the fourth quarter of 2007.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations included time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2007.

Table 29    Contractual Obligations as of December 31, 2007
            (In Thousands)
                                        Less Than       1 to 3       4 to 5      More Than
                                         1 Year         Years         Years       5 Years       Total
                                     -------------- ------------- ------------ ------------ -------------
Time deposits                         $1,002,328     $  939,092    $  368,269   $ 20,090    $2,329,779
Other borrowings                         903,528        322,444        11,033     10,529     1,247,534
Subordinated debentures                   21,875         43,750        43,750    480,417       589,792
Operating lease obligations               16,447         30,088        20,435     31,624        98,594
Derivative contracts                     301,908        180,017        24,249      1,543       507,717
Data processing contracts                  8,685         17,111        15,682      5,117        46,595
------------------------------------ -------------- ------------- ------------ ------------ -------------
Total                                 $2,254,771     $1,532,502    $  483,418   $549,320    $4,820,011
------------------------------------ -------------- ------------- ------------ ------------ -------------

Loan commitments                                               $  5,345,736
Standby letters of credit                                           555,758
Mortgage loans sold with recourse                                   392,534
Alternative investment commitments                                   30,651
Unfunded third-party private equity commitments                      27,645
Deferred compensation and stock-based compensation obligations       26,582

Payments on time deposits and other borrowed funds include interest which has been calculated from rates at December 31, 2007. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table. Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

The Company's obligation to repurchase mortgage loans sold with recourse is subject to performance conditions. The total amount does not necessarily represent future cash requirements.

Obligations under derivative contracts are used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations.

At December 31, 2007, the Company has funded $30.4 million and has commitments to fund an additional $30.7 million in various unrelated alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.

The Company has $27.6 million in unfunded third-party equity commitments through its BOK Financial Private Equity Funds. These commitments generally reflect customer investment obligations.

The Company has compensation and employment agreements with our President and Chief Executive Officer. Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions. These agreements provide for settlement in cash or other assets. We currently have recognized a $18.3 million liability for these plans. This liability would increase to $19.9 million if all awards were fully vested. We also have obligations with respect to employee and executive benefit plans. See Notes 12 and 13 to the Consolidated Financial Statements.

Recently Issued Accounting Standards

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157")

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

Beginning January 1, 2007, the fair value of customer derivative assets and liabilities fully reflects the discounted cash flows based on forward curves, volatilities, credit risks and other market-observable inputs. Changes in the net fair values of customer derivative contracts are a component of Brokerage and Trading Revenue. Retained earnings were charged $1.1 million, or $679 thousand, net of taxes, for effect of the initial adoption of FAS 157 on the fair value of customer derivative assets and liabilities. FAS 157 did not have a significant effect on other fair value measurements in the Company's financial statements.

Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159")

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") during the first quarter of 2007. The purpose of FAS 159 is to increase the use of fair value measurements in financial statements and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 permits financial statement issuers an option to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on assets and liabilities measured at fair value are reported in earnings. The option to measure eligible assets and liabilities is applied on an instrument-by-instrument basis, is irrevocable and is applied to the entire instrument. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and may be adopted as of a fiscal year that begins on or before November 15, 2007, subject to certain conditions. The Company will adopt FAS 159 as required on January 1, 2008.

BOK Financial expects to elect the fair value option for certain certificates of deposit. These deposits are either currently designated as hedged or had previously been designated as hedged, but no longer meet the correlation requirements of Statement of Financial Accounting Standards No. 133. Management believes that election of the fair value option for these items more accurately portrays their economic value. Effective January 1, 2008, retained earnings will be decreased by $202 thousand to recognize the adjustment of these certificates to their fair values, net of deferred income taxes.

Management is also evaluating election of the fair value option for certain other certificates of deposit. If elected, the transition adjustment for the fair value option is not expected to have a significant effect on the financial statements.

Statement of Financial Accounting Standards No. 141 (Revised), "Business Combinations" ("FAS 141R")

The Financial Accounting Standards Board issued FAS 141R during 2007 to replace Statement of Financial Accounting Standards No. 141, "Business Combinations." FAS 141R applies to all transactions or other events in which an entity obtains control over one or more businesses, including combinations achieved without the transfer of consideration. FAS 141R retains the fundamental requirement that all business combinations must be accounted for under the acquisition or purchase method of accounting. All assets acquired, including identifiable intangible assets, liabilities assumed and any non-controlling interests must be recognized at the acquisition-date fair values. Costs incurred to effect the acquisition and restructuring costs that the acquirer is expected but not obligated to incur must be recognized separately from the business combination. Contingent assets and liabilities generally will be recognized at their acquisition-date fair values. Changes in the recognized amounts of contingent assets and liabilities will be recognized in post acquisition-date earnings. FAS 141R will have a significant effect on the Company's financial statements of business combinations completed after January 1, 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

The Financial Accounting Standards Board issued FAS 160 during 2007 to improve accounting for non-controlling or minority interest, which is defined as the portion of equity of a subsidiary not attributable, directly or indirectly, to a parent. FAS 160 applies to all for-profit entities that prepare consolidated financial statements, but only affects entities that have an outstanding non-controlling interest in one or more subsidiaries. Ownership interests held by parties other than the parent shall be reported in equity, but separate from the parent's equity. The amount of consolidated net income attributed to the non-controlling interest and the parent shall be separately disclosed. FAS 160, which will be adopted on January 1, 2009, is not expected to have a significant impact on the Company's financial statements.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48")

FIN 48 was issued in 2006 to clarify accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109. This interpretation establishes a minimum threshold that must be met for financial statement recognition and prescribes a measurement attribute for uncertain tax positions. The benefit of uncertain tax positions may only be recognized when, based upon all relevant evidence, it is more-likely-than-not that the position would prevail upon examination, including resolution of related appeals or litigation based upon the technical merits of the position. FIN 48 also requires tabular reconciliation of unrecognized tax benefits and changes in unrecognized tax benefits and disclosure of the nature of uncertainties that are expected to significantly increase or decrease within twelve months. The Company recognized a $609 thousand decrease of retained earnings upon adoption of FIN 48 effective January 1, 2007.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management judgments relating to and discussion of the provision and reserves for loan losses and off-balance sheet credit losses, reserves for uncertain tax positions and accruals for loss contingencies involve judgments as to expected events and are inherently forward-looking statements. Assessments that BOK Financial's acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements. Internal and external factors that might cause such a difference include, but are not limited to: (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans. BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk - Other than Trading

BOK Financial has a large portion of its earning assets in variable rate loans and a large portion of its liabilities in demand deposit accounts and interest bearing transaction accounts. Changes in interest rates affect earning assets more rapidly than interest bearing liabilities in the short term. Management has adopted several strategies to position the balance sheet to be neutral to interest rate changes. As previously noted in the Net Interest Revenue section of this report, management acquires securities that are funded by borrowings in the capital markets. The average duration of these securities is expected to be approximately 2.0 years based on a range of interest rate and prepayment assumptions.

BOK Financial also uses interest rate swaps in managing its interest rate sensitivity. These products are generally used to more closely match interest on certain variable-rate loans with funding sources and long-term certificates of deposit with earning assets. Net interest revenue decreased $6.8 million in 2007 and $9.4 million in 2006 from periodic settlements of these contracts. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses. A net gain of $2.3 million was recognized in 2007 compared with a net loss of $637 thousand in 2006 from adjustments of these swaps and hedged liabilities to fair value. Credit risk from these swaps is monitored as part of our overall process of managing credit exposure to other financial institutions. Additional information regarding interest rate swap contracts is presented in Note 4 to the Consolidated Financial Statements.

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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 30 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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

Table 30  Interest Rate Sensitivity
            (Dollars in Thousands)
                                         200 bp Increase              200 bp Decrease              Most Likely
                                    ----------------------------------------------------------------------------------
                                        2007         2006           2007           2006          2007        2006
                                    ----------------------------------------------------------------------------------
 Anticipated impact over the next
  twelve months on net interest revenue $(12,424)    $ (7,587)      $  3,105    $  8,357       $  9,012    $  4,060
                                            (2.0)%       (1.4)%          0.5%        1.5%           1.5%        0.7%
 ---------------------------------------------------------------------------------------------------------------------

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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At December 31, 2007, the VAR was $637 thousand. The greatest value at risk during 2007 was $1.3 million.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2007.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management's assessment of internal control over financial reporting.


Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Their report, which expresses unqualified opinions on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, is included in this annual report.

Report of Independent Registered Public Accounting Firm


Report on Consolidated Financial Statements


The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for mortgage servicing rights as of January 1, 2006, in accordance with Financial Accounting Standards Board Statement No. 156, Accounting for Servicing of Financial Assets. Also as discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its framework for fair value measurements as of January 1, 2007, in accordance with Financial Accounting Standards Board Statement No. 157, Fair Value Measurement. Also discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for uncertainty in income taxes recognized as of January 1, 2007, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109. As discussed in Note 12 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for defined benefit pension plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.


Ernst & Young LLP

Tulsa, Oklahoma

February 29, 2008

Report of Independent Registered Public Accounting Firm


Report on Effectiveness of Internal Control over Financial Reporting


The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of BOK Financial Corporation and our report dated February 29, 2008 expressed an unqualified opinion thereon.



Ernst & Young LLP

Tulsa, Oklahoma

February 29, 2008

Consolidated Statements of Earnings
(In Thousands Except Share And Per Share Data)

                                                                   2007              2006             2005
                                                            ----------------- ---------------- -----------------
Interest Revenue
Loans                                                         $   892,024       $   751,391      $   554,691
Taxable securities                                                248,972           222,531          205,952
Tax-exempt securities                                              13,604             9,819            7,329
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total securities                                         262,576           232,350          213,281
----------------------------------------------------------- ----------------- ---------------- -----------------
Trading securities                                                  1,657               847              675
Funds sold and resell agreements                                    4,480             1,841            1,287
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total interest revenue                                 1,160,737           986,429          769,934
----------------------------------------------------------- ----------------- ---------------- -----------------
Interest Expense
Deposits                                                          412,746           336,908          210,400
Borrowed funds                                                    178,605           142,553           95,826
Subordinated debentures                                            24,901            20,280           14,367
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total interest expense                                   616,252           499,741          320,593
----------------------------------------------------------- ----------------- ---------------- -----------------
Net Interest Revenue                                              544,485           486,688          449,341
Provision for Credit Losses                                        34,721            18,402           12,441
----------------------------------------------------------- ----------------- ---------------- -----------------
Net Interest Revenue After Provision for Credit Losses            509,764           468,286          436,900
----------------------------------------------------------- ----------------- ---------------- -----------------
Other Operating Revenue
Brokerage and trading revenue                                      62,542            53,413           48,024
Transaction card revenue                                           90,425            78,622           72,036
Trust fees and commissions                                         78,231            71,037           65,187
Deposit service charges and fees                                  109,218           102,436           98,361
Mortgage banking revenue                                           22,275            26,996           30,681
Bank-owned life insurance                                          10,058             2,558               62
Other revenue                                                      32,873            36,634           30,513
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total fees and commissions                               405,622           371,696          344,864
----------------------------------------------------------- ----------------- ---------------- -----------------
Gain (loss) on sales of assets                                       (928)            1,499            7,798
Loss on securities, net                                            (8,328)             (950)          (6,895)
Gain (loss) on derivatives, net                                     2,282              (622)           1,179
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total other operating revenue                            398,648           371,623          346,946
----------------------------------------------------------- ----------------- ---------------- -----------------
Other Operating Expense
Personnel                                                         328,705           296,260          258,971
Business promotion                                                 21,888            19,351           17,964
Professional fees and services                                     22,795            17,744           16,596
Net occupancy and equipment                                        57,284            52,188           50,195
Data processing and communications                                 72,733            66,926           67,026
Printing, postage and supplies                                     16,570            15,862           15,066
Net losses and operating expenses of repossessed assets               691               474              572
Amortization of intangible assets                                   7,358             5,327            6,943
Mortgage banking costs                                             12,018            11,829           14,562
Change in fair value of mortgage servicing rights                   2,893            (3,009)               -
Recovery of impairment of mortgage servicing rights                     -                 -           (3,915)
Other expense                                                      32,052            29,355           25,126
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total other operating expense                            574,987           512,307          469,106
----------------------------------------------------------- ----------------- ---------------- -----------------
Income Before Taxes                                               333,425           327,602          314,740
Federal and state income tax                                      115,761           114,625          113,235
----------------------------------------------------------- ----------------- ---------------- -----------------
Net Income                                                    $   217,664       $   212,977      $   201,505
----------------------------------------------------------- ----------------- ---------------- -----------------
Earnings Per Share:
    Basic                                                      $    3.24         $    3.19        $    3.14
    Diluted                                                    $    3.22         $    3.16        $    3.01
----------------------------------------------------------- ----------------- ---------------- -----------------
Average Shares Used in Computation:
    Basic                                                      67,083,200        66,759,384       64,067,873
    Diluted                                                    67,550,538        67,310,005       67,047,064
----------------------------------------------------------- ----------------- ---------------- -----------------

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                                             December 31,
                                                                                   ----------------------------------
                                                                                        2007              2006
                                                                                   ---------------- -----------------
Assets
Cash and due from banks                                                            $      717,259   $      775,376
Funds sold and resell agreements                                                          173,154           21,950
Trading securities                                                                         45,724           37,076
Securities:
   Available for sale                                                                   5,323,001        4,293,938
   Available for sale securities pledged to creditors                                     327,539          361,123
   Investment (fair value: 2007 - $248,788; 2006 - $246,608)                              247,949          248,689
   Mortgage trading securities                                                            154,701          162,837
---------------------------------------------------------------------------------- ---------------- -----------------
   Total securities                                                                     6,053,190        5,066,587
---------------------------------------------------------------------------------- ---------------- -----------------
Loans                                                                                  11,940,570       10,651,178
Residential mortgages held for sale                                                        76,677           64,625
Less reserve for loan losses                                                             (126,677)        (109,497)
---------------------------------------------------------------------------------- ---------------- -----------------
   Loans, net of reserve                                                               11,890,570       10,606,306
---------------------------------------------------------------------------------- ---------------- -----------------
Premises and equipment, net                                                               258,786          188,041
Accrued revenue receivable                                                                138,243          118,236
Intangible assets, net                                                                    368,353          258,060
Mortgage servicing rights, net                                                             70,009           65,946
Real estate and other repossessed assets                                                    9,475            8,486
Bankers' acceptances                                                                        1,780           43,613
Derivative contracts                                                                      502,446          284,239
Cash surrender value of bank-owned life insurance                                         229,540          212,230
Receivable on unsettled securities trades                                                  10,071                -
Other assets                                                                              371,264          373,478
---------------------------------------------------------------------------------- ---------------- -----------------
      Total assets                                                                 $   20,839,864   $   18,059,624
---------------------------------------------------------------------------------- ---------------- -----------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                                                $    1,875,946   $    1,780,059
Interest-bearing deposits:
  Transaction                                                                           7,096,339        5,996,970
  Savings                                                                                 156,368          139,130
  Time                                                                                  4,330,638        4,470,546
---------------------------------------------------------------------------------- ---------------- -----------------
  Total deposits                                                                       13,459,291       12,386,705
---------------------------------------------------------------------------------- ---------------- -----------------
Funds purchased and repurchase agreements                                               3,225,131        2,348,516
Other borrowings                                                                        1,027,564          593,731
Subordinated debentures                                                                   398,273          297,800
Accrued interest, taxes and expense                                                       124,029          104,752
Bankers' acceptances                                                                        1,780           43,613
Due on unsettled security transactions                                                          -          107,420
Derivative contracts                                                                      513,840          298,679
Other liabilities                                                                         154,572          157,386
---------------------------------------------------------------------------------- ---------------- -----------------
  Total liabilities                                                                    18,904,480       16,338,602
---------------------------------------------------------------------------------- ---------------- -----------------
Shareholders' equity:
  Preferred stock ($.00005 par value; 1,000,000,000 shares authorized; no shares
      issued and outstanding)                                                                   -                -
  Common stock ($.00006 par value; 2,500,000,000 shares authorized;
      shares issued and outstanding:  2007 - 69,465,154; 2006 - 68,704,575)                     4                4
  Capital surplus                                                                         722,088          688,861
  Retained earnings                                                                     1,332,954        1,166,994
  Treasury stock (shares at cost: 2007 - 2,158,774; 2006 - 1,636,825)                     (88,428)         (61,393)
  Accumulated other comprehensive loss                                                    (31,234)         (73,444)
---------------------------------------------------------------------------------- ---------------- -----------------
  Total shareholders' equity                                                            1,935,384        1,721,022
---------------------------------------------------------------------------------- ---------------- -----------------
      Total liabilities and shareholders' equity                                   $   20,839,864   $   18,059,624
---------------------------------------------------------------------------------- ---------------- -----------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)
                                                                                     2007            2006          2005
                                                                               --------------- -------------- -------------
Cash Flows From Operating Activities:
 Net income                                                                     $   217,664     $   212,977    $   201,505
 Adjustments to reconcile net income to cash provided by operations:
         Provision for credit losses                                                 34,721          18,402         12,441
         Change in fair value of mortgage servicing rights                            2,893          (3,009)             -
         Recovery of mortgage servicing rights impairment                                 -               -         (3,915)
         Unrealized (gains) losses from derivatives                                 (11,162)         (1,531)         8,463
         Depreciation and amortization                                               43,524          39,303         44,860
         Change in bank-owned life insurance                                        (17,310)           (964)             -
         Tax benefit on exercise of stock options                                    (3,460)         (4,014)        (3,583)
         Stock-based compensation                                                     8,483          10,682          8,431
         Net (accretion) amortization of securities discounts and premiums           (2,404)          1,326         (1,159)
         Net gain on sale of assets                                                   7,663         (10,629)       (15,230)
         Mortgage loans originated for resale                                    (1,022,829)       (735,432)      (783,498)
         Proceeds from sale of mortgage loans held for resale                     1,008,828         741,901        770,115
         Change in trading securities, including mortgage trading securities            896        (131,209)        (8,941)
         Change in accrued revenue receivable                                       (30,719)        (18,362)       (20,230)
         Change in other assets                                                      14,598         (56,423)        17,592
         Change in accrued interest, taxes and expense                               19,277          12,533        (53,005)
         Change in other liabilities                                                (32,886)         70,119         33,102
------------------------------------------------------------------------------ --------------- -------------- -------------
Net cash provided by operating activities                                           237,777         145,670        206,948
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash Flows From Investing Activities:
    Proceeds from sales of available for sale securities                            806,979         646,944      1,537,628
    Proceeds from maturities of investment securities                                93,245          59,099         54,336
    Proceeds from maturities of available for sale securities                     1,186,319         686,163        868,401
    Purchases of investment securities                                              (92,648)        (62,850)       (78,675)
    Purchases of available for sale securities                                   (2,909,791)     (1,208,842)    (2,731,763)
    Loans originated or acquired net of principal collected                        (936,018)     (1,727,123)    (1,287,158)
    Net payments or proceeds on derivative asset contracts                         (143,649)        (20,146)         4,290
    Investment in bank-owned life insurance                                               -        (201,987)             -
    Net change in other investment assets                                                67             165         33,718
    Proceeds from disposition of assets                                              48,341          81,731         88,527
    Purchases of other assets                                                       (44,929)        (54,520)       (49,199)
    Cash and equivalents of subsidiaries and branches acquired and sold, net        (47,476)            135        (29,093)
------------------------------------------------------------------------------ --------------- -------------- -------------
Net cash used by investing activities                                            (2,039,560)     (1,801,231)    (1,588,988)
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash Flows From Financing Activities:
    Net change in demand deposits, transaction
      deposits and savings accounts                                                 860,612         638,901      1,246,713
    Net change in time deposits                                                    (291,822)        364,344        457,412
    Net change in other borrowings                                                1,301,093         550,038        (83,299)
    Change in amount receivable (due) on unsettled security transactions           (117,491)         98,991         65,302
    Pay down of other borrowings                                                          -               -        (95,000)
    Issuance of common and treasury stock, net                                       13,747          12,647          7,032
    Issuance of subordinated debenture, net                                         248,618               -        147,855
    Pay down of subordinated debentures                                            (150,000)              -              -
    Net change in derivative margin accounts                                        (58,451)        103,188       (167,137)
    Net payments or proceeds on derivative liability contracts                      152,873          30,333         (9,407)
    Tax benefit on exercise of stock options                                          3,460           4,014          3,583
    Repurchase of common stock                                                      (17,353)        (12,103)        (2,439)
    Dividends paid                                                                  (50,416)        (36,788)       (20,344)
------------------------------------------------------------------------------ --------------- -------------- -------------
Net cash provided by financing activities                                         1,894,870       1,753,565      1,550,271
------------------------------------------------------------------------------ --------------- -------------- -------------
Net increase in cash and cash equivalents                                            93,087          98,004        168,231
Cash and cash equivalents at beginning of period                                    797,326         699,322        531,091
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash and cash equivalents at end of period                                      $   890,413     $   797,326    $   699,322
------------------------------------------------------------------------------ --------------- -------------- -------------

Cash paid for interest                                                          $   608,963     $   493,873    $   312,200
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash paid for taxes                                                                 115,627         117,604        104,543
------------------------------------------------------------------------------ --------------- -------------- -------------
Net loans transferred to repossessed real estate                                      9,825           7,057         11,633
------------------------------------------------------------------------------ --------------- -------------- -------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(In Thousands)



                                                                       Preferred Stock                  Common Stock
                                                                ------------------------------  ------------------------------
                                                                    Shares         Amount           Shares         Amount
------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                                                   249,975          $12             60,421           $4
Comprehensive income:
   Net income                                                             -            -                  -            -
   Other comprehensive loss, net of tax                                   -            -                  -            -
    Comprehensive income
Treasury stock purchase                                                   -            -                  -            -
Exercise of stock options                                                 -            -                563            -
Conversion of preferred stock to common                            (249,975)         (12)             6,921            -
Tax benefit on exercise of stock options                                  -            -                  -            -
Stock-based compensation                                                  -            -                  -            -
Cash dividends on:
       Preferred stock                                                    -            -                  -            -
       Common stock                                                       -            -                  -            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                         -            -             67,905            4
Effect of implementing FAS 156, net of tax                                -            -                  -            -
Comprehensive income:
   Net income                                                             -            -                  -            -
   Other comprehensive loss, net of tax                                   -            -                  -            -
     Comprehensive income
Treasury stock purchase                                                   -            -                  -            -
Exercise of stock options                                                 -            -                800            -
Tax benefit on exercise of stock options                                  -            -                  -            -
Stock-based compensation                                                  -            -                  -            -
Cash dividends on common stock                                            -            -                  -            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2006                                                         -            -             68,705            4
Effect of implementing FAS 157, net of tax                                -            -                  -            -
Effect of implementing FIN 48                                             -            -                  -            -
Comprehensive income:
   Net income                                                             -            -                  -            -
   Other comprehensive income, net of tax                                 -            -                  -            -
    Comprehensive income
Treasury stock purchase                                                   -            -                  -            -
Exercise of stock options                                                 -            -                760            -
Tax benefit on exercise of stock options                                  -            -                  -            -
Stock-based compensation                                                  -            -                  -            -
Cash dividends on common stock                                            -            -                  -            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2007                                                         -         $  -             69,465           $4
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

   Accumulated
      Other
   Comprehensive         Capital           Retained                Treasury Stock
                                                         ------------------------------------
  Income (Loss)          Surplus           Earnings           Shares            Amount            Total
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
  $  (11,625)            $631,747           $809,261            998            $(30,905)        $1,398,494

           -                    -            201,505              -                   -            201,505
     (56,186)                   -                  -              -                   -            (56,186)
                                                                                              ---------------
                                                                                                   145,319
                                                                                              ---------------
           -                    -                  -             60              (2,439)            (2,439)
           -               13,728                  -            144              (6,696)             7,032
           -                   12                  -              -                   -                  -
           -                3,583                  -              -                   -              3,583
           -                7,509                  -              -                   -              7,509

           -                    -               (375)             -                   -               (375)
           -                    -            (19,969)             -                   -            (19,969)
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
     (67,811)             656,579            990,422          1,202             (40,040)         1,539,154
           -                    -                383              -                   -                383

           -                    -            212,977              -                   -            212,977
      (5,633)                   -                  -              -                   -             (5,633)
                                                                                              ---------------
                                                                                                   207,344
                                                                                              ---------------
           -                    -                  -            249             (12,103)           (12,103)
           -               21,897                  -            186              (9,250)            12,647
           -                4,014                  -              -                   -              4,014
           -                6,371                  -              -                   -              6,371
           -                    -            (36,788)             -                   -            (36,788)
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
     (73,444)             688,861          1,166,994          1,637             (61,393)         1,721,022
           -                    -               (679)             -                   -               (679)
           -                    -               (609)             -                   -               (609)

           -                    -            217,664              -                   -            217,664
      42,210                    -                  -              -                   -             42,210
                                                                                              ---------------
                                                                                                   259,874
                                                                                              ---------------
           -                    -                  -            340             (17,353)           (17,353)
           -               23,429                  -            182              (9,682)            13,747
           -                3,460                  -              -                   -              3,460
           -                6,338                  -              -                   -              6,338
           -                    -            (50,416)             -                   -            (50,416)
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
     $(31,234)         $  722,088        $ 1,332,954          2,159           $ (88,428)       $ 1,935,384
------------------- ------------------ ----------------- ----------------- ------------------ ---------------

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation ("BOK Financial" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., Bank of Kansas City, N.A., and BOSC, Inc. Certain prior year amounts have been reclassified to conform to the current year presentation.

New accounting policies first adopted in 2007 included Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157") and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").

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

Nature of Operations

BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions and consumers throughout Oklahoma; Northwest Arkansas; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Missouri / Kansas. These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

Use of Estimates

Preparation of BOK Financial's consolidated financial statements requires management to make estimates of future economic activities, including loan collectibility, prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

Acquisitions

Assets and liabilities acquired, including identifiable intangible assets, are recorded at present value based on current interest rates, appraised values or fair values on the acquisition dates. Goodwill is recognized as the excess of the purchase price over the net fair value of assets acquired and liabilities assumed. The Consolidated Statements of Earnings include the results of operations from the dates of acquisition.

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

The fair value of BOK Financial's business units is estimated by the discounted future earnings method. Income growth is projected over a five-year period for each unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to determine the fair value of the Company in the aggregate are based on observable inputs, such as the market value of BOK Financial common stock. However, attribution of the overall fair value to individual business units requires significant unobservable inputs. In total, the fair value measurement for goodwill impairment evaluation is based on Level 3 inputs as defined by FAS 157. There have been no changes in the techniques used to value goodwill.

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

Derivative instruments used to manage interest rate risk consist primarily of interest rate swaps. These contracts modify the interest income or expense of certain assets or liabilities. Amounts receivable from or payable to counterparties are reported in interest income or expense using the accrual method. Changes in fair value of interest rate swaps are reported in other operating revenue - gain (loss) on derivatives, net.

In certain circumstances, an interest rate swap may be designated as a fair value hedge and may qualify for hedge accounting. In these circumstances, changes in the full fair value of the hedged asset or liability, not only changes in fair value due to changes in the benchmark interest rate, is also recognized in earnings and may partially or completely offset changes in fair value of the interest rate swap. A fair value hedge is considered effective if the cumulative fair value adjustment of the interest rate swap is within a range of 80% to 120% of the cumulative change in the fair value of the hedged asset or liability. Any ineffectiveness, including ineffectiveness due to credit risk or ineffectiveness created when the fixed rate of the hedged asset or liability does not match the fixed rate of the interest rate swap, is recognized in earnings in the income statement line item "Gain (loss) on derivatives, net."

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

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal or interest is uncertain, generally when the collection of principal or interest is 90 days or more past due. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccrual status. Payments on nonaccrual loans are applied to principal or reported as interest income, according to management's judgment as to the collectability of principal.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Mortgage loans originated by our mortgage banking unit are held for sale and are carried at the lower of aggregate cost or market value. Mortgage loans held for sale that are designated as hedged assets are carried at fair value based on sales commitments or market quotes. Changes in fair value after the date of designation of an effective hedge are recorded in other operating revenue - mortgage banking revenue.

Reserve for Loan Losses and Off-Balance Sheet Credit Losses

Reserves for loan losses and off-balance sheet credit losses are assessed by management, based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and include probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon statistical migration analyses for each category of loans, and a nonspecific allowance that is based upon an analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. The reserve for loan losses related to loans that are identified for evaluation in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

Transfers of Financial Assets

BOK Financial transfers financial assets as part of its mortgage banking activities and periodically may transfer other financial assets. Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control specified in Statement of Financial Accounting Standards, No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" are met. BOK Financial may retain the right to service the assets and may incur a recourse obligation. The Company may also retain a residual interest in excess cash flows generated by the assets. All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings. Subsequently, servicing rights, residual interest and recourse obligations are carried at fair value with changes in fair value recognized in earnings as they occur. A separate reserve is maintained as part of other liabilities for the Company's credit risk on loans transferred subject to a recourse obligation.

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

Rent expense for leased premises is recognized as incurred over the lease term. The effects of rent holidays, significant rent escalations and other adjustments to rent payments are recognized on a straight-line basis over the lease term.

Mortgage Servicing Rights

Mortgage servicing rights are carried at fair value as permitted by Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"). Mortgage servicing rights may be purchased or may be recognized when mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold. Originated mortgage servicing rights are initially recognized at fair value. Fair value is based on market quotes for similar servicing rights, which is a Level 2 input as defined by FAS 157. Changes in the fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value mortgage servicing rights are considered Level 3 inputs as defined by FAS 157. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model. There have been no changes in the techniques used to value mortgage servicing rights.

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

Other Operating Revenue

Fees and commission revenue is recognized at the time the related services are provided or products are sold and may be accrued when necessary. Accrued fees and commissions are reversed against revenue if amounts are subsequently deemed to be uncollectible. As described in EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue is recognized on a gross basis whenever we have primary responsibility and risk in providing the services or products to our customers and on a net basis whenever we act as a broker for products or services of others.

Brokerage and trading revenue includes changes in the fair value of securities held for trading purposes and derivatives held for customer risk management programs, commissions earned from the retail sale of securities, mutual funds and other financial instruments, and underwriting and financial advisory fees.

Trust fees and commissions include revenue from asset management, custody, recordkeeping, investment advisory and administration services. Revenue is recognized on an accrual basis at the time the services are performed and may be based on either the fair value of the account or the service provided.

Deposit service charges and fees are recognized at least quarterly in accordance with our published deposit account agreement and disclosure statement for retail accounts or contractual agreement for commercial accounts. Item charges for overdraft or non-sufficient funds items are recognized as items are presented for payment. Account balance charges and activity fees are accrued monthly and collected in arrears. Commercial account activity fees may be offset by an earnings credit based on account balances.

Effect of Recently Issued Statements of Financial Accounting Standards

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157")

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

Beginning January 1, 2007, the fair value of customer derivative assets and liabilities fully reflects the discounted cash flows based on forward curves, volatilities, credit risks and other market-observable inputs. Changes in the net fair values of customer derivative contracts are a component of Brokerage and Trading Revenue. Retained earnings were charged $1.1 million, or $679 thousand, net of taxes, for effect of the initial adoption of FAS 157 on the fair value of customer derivative assets and liabilities. FAS 157 did not have a significant effect on other fair value measurements in the Company's financial statements.

Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159")

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") during the first quarter of 2007. The purpose of FAS 159 is to increase the use of fair value measurements in financial statements and to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 permits financial statement issuers an option to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on assets and liabilities measured at fair value are reported in earnings. The option to measure eligible assets and liabilities is applied on an instrument-by-instrument basis, is irrevocable and is applied to the entire instrument. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and may be adopted as of a fiscal year that begins on or before November 15, 2007, subject to certain conditions. The Company will adopt FAS 159 as required on January 1, 2008.

BOK Financial expects to elect the fair value option for certain certificates of deposit. These deposits are either currently designated as hedged or had previously been designated as hedged, but no longer meet the correlation requirements of Statement of Financial Accounting Standards No. 133. Management believes that election of the fair value option for these items more accurately portrays their economic value. Effective January 1, 2008, retained earnings will be decreased by $202 thousand to recognize the adjustment of these certificates to their fair values, net of deferred income taxes.

Management is also evaluating election of the fair value option for certain other certificates of deposit. If elected, the transition adjustment for the fair value option is not expected to have a significant effect on the financial statements.

Statement of Financial Accounting Standards No. 141 (Revised), "Business Combinations" ("FAS 141R")

The Financial Accounting Standards Board issued FAS 141R during 2007 to replace Statement of Financial Accounting Standards No. 141, "Business Combinations." FAS 141R applies to all transactions or other events in which an entity obtains control over one or more businesses, including combinations achieved without the transfer of consideration. FAS 141R retains the fundamental requirement that all business combinations must be accounted for under the acquisition or purchase method of accounting. All assets acquired, including identifiable intangible assets, liabilities assumed and any non-controlling interests must be recognized at the acquisition-date fair values. Costs incurred to effect the acquisition and restructuring costs that the acquirer is expected but not obligated to incur must be recognized separately from the business combination. Contingent assets and liabilities generally will be recognized at their acquisition-date fair values. Changes in the recognized amounts of contingent assets and liabilities will be recognized in post acquisition-date earnings. FAS 141R will have a significant effect on the Company's financial statements of business combinations completed after January 1, 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

The Financial Accounting Standards Board issued FAS 160 during 2007 to improve accounting for non-controlling or minority interest, which is defined as the portion of equity of a subsidiary not attributable, directly or indirectly, to a parent. FAS 160 applies to all for-profit entities that prepare consolidated financial statements, but only affects entities that have an outstanding non-controlling interest in one or more subsidiaries. Ownership interests held by parties other than the parent shall be reported in equity, but separate from the parent's equity. The amount of consolidated net income attributed to the non-controlling interest and the parent shall be separately disclosed. FAS 160, which will be adopted on January 1, 2009, is not expected to have a significant impact on the Company's financial statements.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48")

FIN 48 was issued in 2006 to clarify accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109. This interpretation establishes a minimum threshold that must be met for financial statement recognition and prescribes a measurement attribute for uncertain tax positions. The benefit of uncertain tax positions may only be recognized when, based upon all relevant evidence, it is more-likely-than-not that the position would prevail upon examination, including resolution of related appeals or litigation based upon the technical merits of the position. FIN 48 also requires tabular reconciliation of unrecognized tax benefits and changes in unrecognized tax benefits and disclosure of the nature of uncertainties that are expected to significantly increase or decrease within twelve months. The Company recognized a $609 thousand decrease of retained earnings upon adoption of FIN 48 effective January 1, 2007.

(2) Acquisitions

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

Cash and cash equivalents                $     36,249
Securities                                      2,245
Loans                                          93,810
Premises and equipment                         32,277
Core deposit premium                            5,039
Other assets                                    2,298
                                         ----------------
Total assets acquired                         171,918
                                         ----------------
Deposits                                      133,342
Other borrowings                                2,138
Other liabilities                               6,909
                                         ----------------
Net assets acquired                            29,529
Less purchase price                            42,796
                                         ----------------
Goodwill                                   $   13,267
                                         ----------------

On September 21, 2007, operations of United Banks' subsidiary, First United Bank, N.A. were combined with Colorado State Bank and Trust, N.A. through a purchase and assumption agreement.

On May 31, 2007, BOK Financial paid $127 million in cash for all the outstanding stock of Texas-based Worth Bancorporation, Inc. Worth had total assets of approximately $410 million, including net loans of $281 million, and total deposits of $369 million and five branches in the Fort Worth market. None of Worth National Bank's loans were impaired at the acquisition date. Therefore, none of the allowance for loan losses was allocated as a reduction of the principal balance of the acquired loans. An allocation of the purchase price to the net assets acquired is as follows (in thousands):


Cash and cash equivalents                $     86,563
Securities                                     22,676
Loans                                         284,039
Less reserve for loan losses                   (3,528)
                                         ----------------
Loans, net of reserve                         280,511
Premises and equipment                          6,214
Core deposit premium                           13,741
Other assets                                   15,029
                                         ----------------
Total assets acquired                         424,734
                                         ----------------
Deposits                                      369,343
Other borrowings                                7,217
Other liabilities                               6,285
                                         ----------------
Net assets acquired                            41,889
Less purchase price                           127,067
                                         ----------------
Goodwill                                   $   85,178
                                         ----------------

Core deposit premiums are identifiable intangible assets initially recognized at estimated fair value. Fair value is determined by projecting future cash flows that may be earned from investing the proceeds of the acquired deposits, less interest, servicing and other costs over the estimated lives of the acquired deposits. The projected net cash flow is discounted to determine the current fair value. The fair value measurement of core deposit premiums is based on Level 3 inputs as defined by FAS 157.

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

The results of operations of these acquisitions would not have been significant to the Company's consolidated results during the pre-acquisition periods of 2007, 2006 and 2005. None of the intangible assets acquired are deductible for tax purposes.

(3) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                     December 31,
                             ----------------------------------------------------------------------------------------------
                                                  2007                                           2006
                             ----------------------------------------------------------------------------------------------
                              Amortized     Fair       Gross Unrealized      Amortized     Fair       Gross Unrealized
                                                    ------------------------                       ------------------------
                                Cost       Value       Gain        Loss         Cost       Value       Gain       Loss
                             ----------------------------------------------------------------------------------------------
 U.S. Treasury                 $      -   $      -     $    -    $     -      $  1,999    $  1,995    $    -     $    (4)
 Municipal and other tax-exempt 242,274    243,061      1,439       (651)      240,976     238,869       471      (2,578)
 Other debt securities            5,675      5,727         52         (1)        5,714       5,744        51         (21)
 --------------------------------------------------------------------------------------------------------------------------
       Total                   $247,949   $248,788     $1,491   $   (652)     $248,689    $246,608    $  522    $ (2,603)
 --------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of investment securities at December 31, 2007, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                               Weighted
                                         Less than      One to         Six to         Over                      Average
                                         One Year     Five Years     Ten Years     Ten Years       Total       Maturity(2)
                                        ------------ -------------- ------------- ------------- ------------- ------------
Municipal and other tax-exempt:
  Amortized cost                        $  61,625    $  148,858       $23,485       $ 8,306      $ 242,274        2.80
  Fair value                               61,671       149,552        23,598         8,240        243,061
  Nominal yield(1)                           5.40          5.57          5.88          6.51           5.59
Other debt securities:
  Amortized cost                        $   5,102    $      573       $     -     $       -     $    5,675        0.80
  Fair value                                5,153           574             -             -          5,727
  Nominal yield                              4.79          4.74             -             -           4.79
                                        ------------ -------------- ------------- ------------- ------------- ------------
Total fixed maturity securities:
  Amortized cost                        $  66,727    $  149,431     $  23,485     $   8,306     $  247,949        2.75
  Fair value                               66,824       150,126        23,598         8,240        248,788
  Nominal yield                              5.36          5.57          5.88          6.51           5.57
                                        ------------ -------------- ------------- -------------
Total investment securities:
  Amortized cost                                                                                 $ 247,949
  Fair value                                                                                       248,788
  Nominal yield                                                                                       5.57
                                                                                                -------------

(1)  Calculated on a taxable equivalent basis using a 39% effective tax rate.

(2)  Expected  maturities  may  differ  from  contractual  maturities,   because
     borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                       December 31,
                              -----------------------------------------------------------------------------------------------
                                                   2007                                            2006
                              ----------------------------------------------- -----------------------------------------------
                               Amortized      Fair       Gross Unrealized      Amortized      Fair       Gross Unrealized
                                                      -----------------------                          ----------------------
                                  Cost       Value       Gain       Loss          Cost        Value       Gain      Loss
                              -----------------------------------------------------------------------------------------------
U.S. Treasury                   $  6,961    $  7,088     $  127    $     -      $  6,014    $  5,983      $    -   $   (31)
Municipal and other tax-exempt    26,478      26,578        133        (33)       77,860      78,614         819       (65)
Mortgage-backed securities:
    U. S. agencies             3,838,219   3,817,939     16,120    (36,400)    3,204,592   3,128,138         327   (76,781)
    Other                      1,664,537   1,641,189      1,225    (24,573)    1,361,373   1,333,533         412   (28,252)
-----------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed
   securities                  5,502,756   5,459,128     17,345    (60,973)    4,565,965   4,461,671         739  (105,033)
------------------------------------------------------------------------------------------------------------------------------
Other debt securities                 42          41          -         (1)           46          45           -        (1)
Equity securities and mutual
   funds                         151,689     157,705      6,016  -               101,960     108,748       6,788         -
-----------------------------------------------------------------------------------------------------------------------------
   Total                       $5,687,926 $5,650,540     $23,621  $(61,007)    $4,751,845 $4,655,061      $8,346  $(105,130)
-----------------------------------------------------------------------------------------------------------------------------


The amortized cost and fair values of available for sale securities at December 31, 2007, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                 Weighted
                                          Less than      One to         Six to         Over                      Average
                                          One Year     Five Years     Ten Years     Ten Years        Total      Maturity(5)
                                         ------------ -------------- ------------- ------------- -------------- -----------
U.S. Treasuries:
   Amortized cost                        $   6,961    $        -     $        -    $       -     $     6,961        0.56
   Fair value                                7,088             -              -            -           7,088
   Nominal yield                              4.45             -              -            -            4.45
Municipal and other tax-exempt:
   Amortized cost                        $       -    $    1,015     $   11,622    $  13,841     $    26,478       10.91
   Fair value                                    -         1,015         11,714       13,849          26,578
   Nominal yield(1)                              -          3.65           4.11         4.51            4.30
Other debt securities:
   Amortized cost                        $       -    $       42     $       -     $       -     $        42        2.92
    Fair value                                   -            41             -             -              41
   Nominal yield(1)                              -          6.73             -             -            6.73
                                         ------------ -------------- ------------- ------------- -------------- -----------
Total fixed maturity securities:
   Amortized cost                        $   7,046    $      972     $   11,622    $  13,841     $    33,481        8.75
   Fair value                                7,088         1,056         11,714       13,849          33,707
   Nominal yield                              4.45          3.77           4.11         4.51            4.34
                                         ------------ -------------- ------------- -------------
Mortgage-backed securities:
   Amortized cost                                                                                $ 5,502,756         (2)
   Fair value                                                                                      5,459,128
   Nominal yield(4)                                                                                     4.74
                                                                                                 --------------
Equity securities and mutual funds:
   Amortized cost                                                                                $   151,689         (3)
   Fair value                                                                                        157,705
   Nominal yield                                                                                        2.91
                                                                                                 --------------
Total available-for-sale securities:
   Amortized cost                                                                                $ 5,687,926
   Fair value                                                                                      5,650,540
   Nominal yield                                                                                        4.69
                                                                                                 --------------

(1)  Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) The average expected lives of mortgage-backed securities were 3.38 years based upon current prepayment assumptions.
(3) Primarily common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
(4) The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
(5) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                              2007        2006        2005
                           ----------- ----------- -----------
Proceeds                    $806,979    $646,944  $1,537,628
Gross realized gains           3,937       2,819       5,145
Gross realized losses         11,779       3,460      12,040
Related federal and state
  income tax benefit          (2,723)       (224)     (2,480)

Mortgage trading securities are mortgage-backed securities that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. These securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. As of December 31, 2007, mortgage trading securities are carried at their $155 million fair value and had a net unrealized gain of $781 thousand.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $4.1 billion and $3.0 billion at December 31, 2007 and 2006, respectively, have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or repledge these securities.

Net unrealized losses on securities not recognized as an other-than-temporary impairment totaled $37 million at December 31, 2007 compared with net unrealized losses of $99 million at December 31, 2006. The aggregate gross amount of unrealized losses at December 31, 2007 totaled $62 million. Unrealized losses were due primarily to rising interest rates. None of the unrealized losses resulted from credit quality concerns. Management evaluated the securities with unrealized losses to determine if the losses were other than temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The Company also considered the ability and intent to hold the securities until the fair values exceed amortized cost. Management determined, based on currently available information and its evaluation, that the unrealized losses in these securities were temporary, other than the securities discussed below.

During the first half of 2007, the Company invested $41 million in variable rate perpetual preferred stocks issued by six major banks and brokerage houses. Although these issuers remain rated investment grade by the major rating agencies and all scheduled dividend payments have been made, the fair values of these stocks have declined to $33 million at December 31, 2007. Based on widening credit spreads, the duration and severity of the reduction in fair value and the market's negative outlook on the financial services sector for 2008, we determined that a recovery of fair value to at least the cost basis of these securities was not expected in the near term. An other-than-temporary impairment charge of $8.6 million was recognized through earnings.

Temporarily Impaired Securities as of December 31, 2007
(In Thousands)
                                 Number      Less Than 12 Months       12 Months or Longer              Total
                                           ------------------------- ------------------------- -------------------------
                                   of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                Securities    Value        Loss         Value        Loss         Value        Loss
                                ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax-exempt  210      $    1,996   $       5    $   91,319   $     646       $93,315      $   651
  Other                             1               -           -           600           1           600            1
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
                                  211            1,996          5        91,919         647        93,915          652
Available for sale:
  Other debt securities             2               16          -            25           1            41            1
  Municipal and other tax-exempt    9            2,925         22           304          11         3,229           33
  Mortgage-backed securities:
      U. S. agencies              282          290,657      6,489     1,943,030      29,911     2,233,687       36,400
      Other                        84          425,527      4,150     1,003,557      20,423     1,429,084       24,573
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
                                  377          719,125     10,661     2,946,916      50,346     3,666,041       61,007
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                             588         $721,121    $10,666   $ 3,038,835   $  50,993    $3,759,956    $  61,659
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------


Temporarily Impaired Securities as of December 31, 2006
(In Thousands)
                                  Number     Less Than 12 Months       12 Months or Longer              Total
                                           ------------------------- ------------------------- -------------------------
                                    of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                Securities    Value        Loss         Value        Loss         Value        Loss
                                ---------- ------------ ------------ ------------ ------------ ------------ ------------

Investment:
  U.S. Treasury                     1      $        -   $       -    $    1,995   $       4        $1,995    $       4
  Municipal and other tax-exempt  327          27,382          87       130,809       2,491       158,191        2,578
  Other                             1             579          21             -           -           579           21
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
                                  329           27,961        108       132,804       2,495       160,765        2,603
Available for sale:
  U. S. Treasury                    2               -           -         5,983          31         5,983           31
  Other debt securities             1               25          1             -           -            25            1
  Municipal and other tax-exempt   40            9,355         35         4,848          30        14,203           65
  Mortgage-backed securities:
      U. S. agencies              342        1,305,298     34,315     1,599,138      42,466     2,904,436       76,781
      Other                        60          867,464     15,902       403,059      12,350     1,270,523       28,252
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
                                  445        2,182,142     50,253     2,013,028      54,877     4,195,170      105,130
 ------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                             774       $2,210,103    $50,361    $2,145,832   $  57,372    $4,355,935     $107,733
------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

(4) Derivatives

The fair values of derivative contracts at December 31, 2007 were (in thousands):

                                                 December 31, 2007              December 31, 2006
                                          ---------------------------- -- ----------------------------
                                             Assets        Liabilities        Assets        Liabilities
                                          ----------- -- ------------- -- ------------ --- ------------
   Customer Risk Management Programs:
         Interest rate contracts            $73,946        $78,808          $20,063          $22,761
         Energy contracts                   399,363        406,740          250,930          254,513
         Cattle contracts                     3,374          3,242            1,404            1,404
         Foreign exchange contracts          20,205         20,205           10,801           10,803
         CD options                           4,325          4,325               49               49
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------
   Total Customer Derivatives               501,213        513,320          283,247          289,530
   Interest Rate Risk Management Programs     1,233            520              992            9,149
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------
     Total Derivative Contracts           $ 502,446       $513,840        $ 284,239         $298,679
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------

Customer Risk Management Programs

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy and cattle and other agricultural products prices, interest rates and foreign exchange rates. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to BOK Financial as compensation for administrative costs, credit risks and profit.

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

The following table details interest rate swaps and, when applicable, the associated hedged assets or liabilities at December 31, 2007 (dollars in thousands):


                       Hedged Asset / Liability                                   Interest Rate Swap
         -----------------------------------------------------------------------------------------------------------------
                                         Weighted Average                    Weighted Average
                                     -------------------------          ---------------------------
                                      Fixed Rate   Floating    Notional  Fixed Rate  Floating Rate  Positive   Negative
                                                     Rate                 Received     Received    Fair Value Fair Value
 Maturity   Description      Amount     (Paid)   Received(2)    Amount     (Paid)      (Paid) (1)
 -------------------------------------------------------------------------------------------------------------------------
  Fair value hedges:
    2008 Certificates of   $131,124     (4.839)%        - %   $132,000        5.001 %    (4.600)%    $    78    $   103
         deposit
    2009 Certificates of     67,473     (4.009)         -       70,000        4.133      (4.600)         336         95
         deposit
    2010 Certificates of      8,871     (3.631)         -       10,000        3.657      (4.600)           -         25
         deposit
    2011 Certificates of     27,792     (3.983)         -       30,000        4.013      (4.600)          92          -
         deposit
         -----------------------------------------------------------------------------------------------------------------
         Total fair         235,260                            242,000                                   506        223
         value hedges
         -----------------------------------------------------------------------------------------------------------------
 Cash flow hedges:
    2008   Prime rate loans 100,000        -           7.250   100,000        5.926      (7.250)(2)        -        152
         -----------------------------------------------------------------------------------------------------------------
         Total cash flow    100,000                            100,000                                     -        152
         hedges
         -----------------------------------------------------------------------------------------------------------------

 Not designated as hedges:
    2011                          -        -            -        9,528       (5.510)      4.600            -        228
    2012                          -        -            -      130,000       (4.600)      2.912          727          -
                           -----------                       ------------                         ------------------------
         Total             $335,260                           $481,528                               $ 1,233    $   603
                           -----------                       ------------                         ------------------------

(1)  Floating rates are based on 30-day LIBOR, unless otherwise noted.
(2)  Floating rate based on prime.

During 2007 and 2006, net interest revenue was decreased by $6.8 million and $9.4 million, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

(5) Loans

Significant components of the loan portfolio are as follows (in thousands):

                                                                       December 31,
                              -----------------------------------------------------------------------------------------------
                                                    2007                                           2006
                              ------------------------------------------------ ----------------------------------------------
                                 Fixed      Variable     Non-                     Fixed     Variable      Non-
                                  Rate        Rate      accrual     Total         Rate        Rate      accrual     Total
                              ------------------------------------------------ ----------------------------------------------
 Commercial                    $2,714,050   $3,980,475    $42,981  $6,737,506    $2,402,503  $3,795,644  $ 10,737  $6,208,884
 Commercial real estate           857,300    1,867,853     25,319   2,750,472       791,708   1,650,061     4,771   2,446,540
 Residential mortgage             757,130      758,894     15,272   1,531,296       675,301     570,633    10,325   1,256,259
 Residential mortgage held for sale76,677            -          -      76,677        64,625           -         -      64,625
 Consumer                         736,295      184,283        718     921,296       554,501     184,772       222     739,495
 ----------------------------------------------------------------------------------------------------------------------------
 Total                         $5,141,452   $6,791,505    $84,290 $12,017,247    $4,488,638  $6,201,110   $26,055 $10,715,803
  ----------------------------------------------------------------------------------------------------------------------------
 Loans past due (90 days)                                           $   5,575                                      $   5,945
 ----------------------------------------------------------------------------------------------------------------------------
 Foregone interest on nonaccrual loans                              $   3,011                                      $   2,130
 ----------------------------------------------------------------------------------------------------------------------------

Approximately 45% of the commercial and consumer loan portfolios and approximately 71% of the residential mortgage loan portfolio (excluding loans held for sale) are loans to businesses and individuals in Oklahoma. This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

Within the commercial loan classification, loans to energy-related businesses totaled $2.0 billion or 17% of total loans as of December 31, 2007. Other notable segments include wholesale/retail, $1.1 billion; manufacturing, $493 million; agriculture, $237 million, which includes $189 million of loans to the cattle industry; and services, $1.7 billion. The services category consists almost entirely of loans with individual balances of less than $10 million.

Approximately 31% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 29% of commercial real estate loans are secured by property located in Texas. The major components of these properties are multifamily residences, $215 million; construction and land development, $1.0 billion; retail facilities, $372 million; and office buildings, $395 million.

During 2004, interest rate swaps with $100 million notional amounts were designated cash flow hedges of prime-based loans and they remained outstanding through 2007. The objective of the hedge is to protect against the variability of interest cash flows on the first $100 million of then existing prime-based loans. The Company receives settlements based on a fixed rate of 5.93% and pays settlements based on the U.S. prime rate. Amounts due are settled monthly. As of December 31, 2007 and 2006, a net loss of approximately $152 thousand and $2.4 million, respectively, related to these swaps was included in accumulated other comprehensive income and expected to be reclassified into earnings based on the current interest rate environment. These swaps expire in February 2008.

At December 31, 2007 and 2006, residential mortgage loans included $9.9 million and $8.7 million, respectively, and consumer loans included $515 thousand and $1.1 million, respectively, of loans with repayment terms that have been modified from the original contracts.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2007, outstanding commitments totaled $5.3 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The  amount  of  collateral  obtained,  if  deemed  necessary,   is  based  upon
management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2007, outstanding standby letters of credit totaled $556 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2007, outstanding commercial letters of credit totaled $15 million.

The Company also has off-balance sheet credit risk for residential loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S.

government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained for this off-balance sheet credit risk. At December 31, 2007, the principal balance of loans sold subject to recourse obligations totaled $393 million and the reserve for credit risk from these loans totaled $3.5 million. Losses incurred during 2007 and 2006 totaled $1.1 million and $150 thousand, respectively.

Reserve  for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

                                 2007       2006        2005
                             ------------------------------------
  Beginning balance           $ 109,497  $ 103,876   $ 108,618
  Provision for loan losses      34,758     18,086      10,401
  Loans charged off             (31,617)   (23,996)    (25,758)
  Recoveries                     10,511     11,531       9,544
  Addition due to acquisitions    3,528          -       1,071
  ---------------------------------------------------------------
  Ending balance              $ 126,677  $ 109,497   $ 103,876
  ---------------------------------------------------------------

The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

                                 2007      2006      2005
                             --------------------------------

  Beginning balance           $  20,890  $  20,574 $  18,502
  Provision for off-balance
     sheet credit losses            (37)       316     2,040
  Additions due to acquisitions       -          -        32
  -----------------------------------------------------------
  Ending balance              $  20,853  $  20,890 $  20,574
  -----------------------------------------------------------

  Provision for credit losses $  34,721  $  18,402 $  12,441
  -----------------------------------------------------------

Impaired Loans

Investments in loans considered to be impaired under FAS 114 were as follows (in thousands):

                                       December 31,
                             --------------------------------
                                 2007      2006      2005
                             --------------------------------

  Investment in loans impaired
     under FAS 114 (all of
     which were on a
     nonaccrual basis)         $74,085    $22,586   $19,857
  Loans with specific reserves
     for loss                   22,749      4,694     5,686
  Specific reserve balance       4,425      1,670     2,632
  No specific related reserve
     for loss                   51,336     17,892    14,171
  Average recorded investment
     in impaired loans          44,535     26,435    32,722

Interest income recognized on impaired loans during 2007, 2006 and 2005 was not significant.

(6) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

                                            December 31,
                                     ------------------------
                                          2007         2006
                                     ----------- ------------
   Land                                 $68,496     $47,278
   Buildings and improvements           201,171     149,052
   Software                              44,499      33,389
   Furniture and equipment              128,869     113,822
------------------------------------ ----------- ------------
   Subtotal                             443,035     343,541
   Less accumulated depreciation        184,249     155,500
------------------------------------ ----------- ------------
   Total                              $ 258,786   $ 188,041
------------------------------------ ----------- ------------

Depreciation expense of premises and equipment was $25.6 million, $23.7 million and $24.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, the carrying value of a branch location that is being held for sale was written down by $1.0 million.

(7) Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

                                               December 31,
                                         -----------------------
                                             2007       2006
                                         ----------- -----------
   Core deposit premiums                  $109,417    $ 90,637
   Less accumulated amortization            88,263      81,669
---------------------------------------- ----------- -----------
   Net core deposit premiums                21,154       8,968

   Other identifiable intangible assets     18,656      18,231
   Less accumulated amortization             6,770       6,007
---------------------------------------- ----------- -----------
   Net other identifiable intangible assets 11,886      12,224

   Goodwill                                388,448     290,003
   Less accumulated amortization            53,135      53,135
---------------------------------------- ----------- -----------
 Net goodwill                              335,313     236,868
---------------------------------------- ----------- -----------
 Total intangible assets, net             $368,353    $258,060
---------------------------------------- ----------- -----------

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

                      Core            Other
                     Deposit       Identifiable
                    Premiums    Intangible Assets     Total
                 -------------- ----------------- -------------
 2008              $  6,635         $   780         $  7,415
 2009                 5,606           1,138            6,744
 2010                 4,131           1,163            5,294
 2011                 2,227           1,190            3,417
 2012                   795           1,218            2,013
 Thereafter           1,760           6,397            8,157
---------------- -------------- ----------------- -------------
                    $21,154         $11,886          $33,040
---------------- -------------- ----------------- -------------

The net amortized cost of intangible assets at December 31, 2007 is assigned to reporting units as follows (in thousands):

        Core deposit premiums:
          Bank of Texas                    $  12,212
          Colorado State Bank and Trust        7,117
          Bank of Arizona                      1,825
       ----------------------------------- -----------
                                             $21,154
       ----------------------------------- -----------

        Other identifiable intangible assets:
          Bank of Oklahoma                    $6,341
          Colorado State Bank and Trust        4,755
          Bank of Kansas City                    790
       ----------------------------------- -----------
                                            $ 11,886
       ----------------------------------- -----------

        Goodwill:
          Bank of Oklahoma                    $8,173
          Bank of Texas                      239,918
          Bank of Albuquerque                 15,273
          Colorado State Bank and Trust       55,299
          Bank of Arizona                     16,650
        ----------------------------------- -----------
                                             $335,313
        ----------------------------------- -----------

The annual goodwill evaluation did not indicate impairment for any business unit in 2007, 2006 or 2005. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.

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

(8) Mortgage Banking Activities

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $77 million and $65 million, and outstanding mortgage loan commitments totaled $53 million and $42 million at December 31, 2007 and 2006, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially hedged through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of December 31, 2007, the unrealized loss on forward sales contracts used to hedge the mortgage pipeline was approximately $345 thousand. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $1.3 million in 2007, $10.5 million in 2006 and $16.0 million in 2005.

At December 31, 2007, BOK Financial owned the rights to service 58,227 mortgage loans with outstanding principal balances of $5.5 billion, including $614 million serviced for affiliates, and held related funds of $63 million for investors and borrowers. The weighted average interest rate and remaining term was 6.18% and 280 months, respectively. Mortgage loans sold with recourse totaled $393 million at December 31, 2007, and $3.7 million of loans sold with recourse were 90 days or more delinquent. At December 31, 2006, BOK Financial owned the rights to service 55,803 mortgage loans with outstanding principal balances of $5.0 billion, including $498 million serviced for affiliates, and held related funds of $53 million for investors and borrowers. The weighted average interest rate and remaining term was 6.14% and 277 months, respectively. Mortgage loans sold with recourse totaled $330 million at December 31, 2006, and $5.5 million of loans sold with recourse were 90 days or more delinquent. Servicing revenue and late charges on loans serviced for others, which are included in mortgage banking revenue in the Consolidated Statements of Earnings totaled $17.1 million for 2007, $16.5 million for 2006 and $16.3 million for 2005.

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

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during 2005, 2006 and 2007 are as follows (in thousands):

                                                 Capitalized Mortgage Servicing Rights
                                                 ------------------------------------- Valuation
                                                  Purchased   Originated    Total      Allowance       Net
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2004                      $ 11,394    $ 48,056    $ 59,450  $ (13,772)    $ 45,678
   Additions, net                                         -      17,402      17,402          -       17,402
   Amortization expense                              (2,788)    (10,110)    (12,898)         -      (12,898)
   Write-off                                              -      (2,443)     (2,443)     2,443            -
   Recovery of impairment                                 -           -           -      3,915        3,915
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2005(1)                   $  8,606    $ 52,905    $ 61,511  $  (7,414)    $ 54,097
   Adoption of FAS 156 effective January 1, 2006       (117)     (6,747)     (6,864)     7,414          550
   Additions, net                                     6,774      11,917      18,691          -       18,691
   Change in fair value due to loan runoff           (2,448)     (7,953)    (10,401)         -      (10,401)
   Change in fair value due to market changes            (2)      3,011       3,009          -        3,009
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2006(1)                   $ 12,813    $ 53,133    $ 65,946  $       -     $ 65,946
    Additions, net                                    3,628      14,080      17,708          -       17,708
   Change in fair value due to loan runoff           (2,478)     (8,274)    (10,752)         -      (10,752)
   Change in fair value due to market changes           (57)     (2,836)     (2,893)         -       (2,893)
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2007(1)                   $ 13,906    $ 56,103    $ 70,009  $       -     $ 70,009
 -------------------------------------------------------------------------------------------------------------

(1) Excludes approximately $0.7 million, $0.8 million and $1.0 million at December 31, 2007, 2006 and 2005, respectively, of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions are:

     Discount rate - Indexed to a risk-free rate commensurate with the average life of the servicing portfolio plus a market premium. The discount rate at December 31, 2007 was 10.02%.

     Prepayment rate - Annual prepayment estimates ranging from 6.8% to 15.2% based upon loan interest rate, original term and loan type.

     Loan servicing costs - $43 to $70 annually per loan based upon loan type.

     Escrow earnings rate - Indexed to rates paid on deposit accounts with a comparable average life. The escrow earnings rate at December 31, 2007 was 5.01%.


The effect of a 50 basis point decrease in mortgage interest rates on all significant assumptions is expected to decrease the fair value of mortgage servicing rights by $5.3 million.

Stratification of the mortgage loan-servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at December 31, 2007 follows (in thousands):

                                           < 5.51%    5.51% - 6.50%   6.51% - 7.50%   = > 7.51%           Total
 --------------------------------------------------------------------------------------------------------------------
 Fair value                              $   13,920     $   37,709      $    15,070     $   3,310     $   70,009
 --------------------------------------------------------------------------------------------------------------------
 Outstanding principal of loans
    serviced(1)                          $  978,700     $2,589,600      $ 1,053,300     $ 204,400     $4,826,000
 --------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $614 million for loans serviced for affiliates and $42 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(9) Deposits

Interest expense on deposits is summarized as follows (in thousands):

                             2007       2006        2005
                          -----------------------------------
 Transaction deposits      $ 194,617  $ 148,986  $  72,721
 Savings                       1,499      1,408      1,106
 Time:
    Certificates of
      deposits under $100,000 88,465     69,844     50,129
    Certificates of
      deposits $100,000
      and over               110,791    100,916     73,248
    Other time deposits       17,374     15,754     13,196
 ------------------------------------------------------------
      Total time             216,630    186,514    136,573
 ------------------------------------------------------------
      Total                 $412,746   $336,908   $210,400
 ------------------------------------------------------------

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 were $2.4 billion and $2.6 billion, respectively.

Time deposit maturities are as follows: 2008 - $3.2 billion, 2009 - $339 million, 2010 - $252 million, 2011 - $261 million, 2012 - $272 million and $48 million thereafter.

At December 31, 2007, the Company had $530 million in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates is 4.50%. Interest rate swaps with notional amounts of $372 million, which may have been designated as fair value hedges of certain certificates, modify the certificates from fixed rate to floating rates based on changes in LIBOR. We receive a weighted average fixed rate of 4.31% on these swaps and currently pay a floating rate of 4.88%.

Interest expense on time deposits during 2007 and 2006 was reduced by the net accrued settlement from interest rate swaps of $2.6 million and $4.8 million, respectively.

The  aggregate  amount  of  overdrawn   transaction   deposits  that  have  been
reclassified as loan balances was $91 million at December 31, 2007 and $86 million at December 31, 2006.

(10) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

                                                                     December 31
                           -----------------------------------------------------------------------------------------------
                                         2007                              2006                          2005
                           -----------------------------------------------------------------------------------------------
                                                   Maximum                         Maximum                       Maximum
                                                Outstanding                     Outstanding                   Outstanding
                                                  At Any                          At Any                        At Any
                             Balance     Rate    Month End     Balance     Rate  Month End   Balance    Rate   Month End
                           ------------------------------------------------------------------------------------------------
  Parent Company:
   Revolving, unsecured line  $ 50,000   5.42%  $   50,000    $      -       - %  $       -  $      -      - %    $ 95,000
  Subsidiary Banks:
   Funds purchased and
     repurchase agreements   3,225,131   4.30    3,225,131   2,348,516    5.52    2,688,175 1,337,911   4.53     2,291,509
   Federal Home Loan Bank
     advances                  938,168   4.65      938,168     566,017    5.36      841,159 1,020,871   4.26     1,031,821
   Subordinated debentures     398,273   5.91      548,187     297,800    6.91      300,230   295,964   6.30       297,980
   Other                        39,396   4.10       43,985      27,714    4.00       36,534    33,427   3.13       33,427
                           -------------                    -------------                 -------------
     Total subsidiary banks  4,600,968   4.52                3,240,047    5.63              2,688,173   4.61
                           -------------                    -------------                 -------------
  Total other borrowings    $4,650,968   4.53               $3,240,047    5.63             $2,688,173   4.61
                           -------------                    -------------                 -------------

Aggregate annual principal repayments of long-term debt at December 31, 2007 are as follows (in thousands):

                               Parent     Subsidiary
                              Company        Banks
                            ---------------------------
    2008                      $       -    $4,172,264
    2009                              -         8,049
    2010                         50,000           475
    2011                              -         2,674
    2012                              -         1,436
    Thereafter                        -       416,070
                            ---------------------------
    Total                     $  50,000    $4,600,968
                            ---------------------------

Funds purchased generally mature within one to ninety days from the transaction date. At December 31, 2007, securities sold under agreements to repurchase totaled $1.4 billion with related accrued interest payable of $835 thousand.

Additional information relating to repurchase agreements at December 31, 2007 is as follows (dollars in thousands):

                                                   Amortized        Market        Repurchase      Average
 Security Sold/Maturity                              Cost           Value        Liability(1)        Rate
 -------------------------------------------------------------------------------------------------------------
 U.S. Agency Securities:
    Overnight(1)                                   $1,132,839    $ 1,117,400      $1,090,104        3.45%
    Long-term                                         329,564        327,539         306,193        4.98
  -------------------------------------------------------------------------------------------------------------
      Total Agency Securities                      $1,462,403    $ 1,444,939      $1,396,297        3.79%
 -------------------------------------------------------------------------------------------------------------

(1) BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Bank are used for funding purposes. In accordance with policies of the Federal Home Loan Bank, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Bank has issued letters of credit totaling $414 million to secure BOK Financial's obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2007 pursuant to the Federal Home Loan Bank's collateral policies is $582 million.

BOK Financial has a $100 million unsecured revolving line of credit with certain commercial banks that expires in December 2010. There was an outstanding principal balance of $50 million on this credit agreement at December 31, 2007. Interest is based upon a base rate or LIBOR plus a defined margin that is determined by the Company's credit rating. This margin ranges from 0.375% to 1.125%. The margin currently applicable to borrowings against this line is 0.375%. The base rate is defined as the greater of the daily federal funds rate plus 0.500% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating. This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock without prior approval. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels. BOK Financial met all of the restrictive covenants at December 31, 2007.

In 2007, Bank of Oklahoma issued $250 million of subordinated debt due May 15, 2017. Interest on this debt is based upon a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

In 2005, BOk issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company received a fixed rate of 5.257% and paid a variable rate based on 1-month LIBOR. This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007.

(11) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                           December 31,
                                       ----------------------
                                          2007       2006
                                       ----------------------
 Deferred tax liabilities:
    Pension contributions in excess
      of book expense                    $ 4,900    $ 2,000
    Valuation adjustments                 30,600     28,900
    Mortgage servicing rights             25,900     23,500
    Lease financing                       16,600     14,000
    Other                                  3,700      3,500
 ------------------------------------------------------------
      Total deferred tax liabilities      81,700     71,900
 ------------------------------------------------------------

 Deferred tax assets:
    Available for sale securities
      mark-to-market                      14,600     37,600
    Stock-based compensation               5,700      5,500
    Credit loss reserves                  56,000     49,900
    Valuation adjustments                  9,400      5,900
    Deferred book income                  26,000     27,100
    Deferred compensation                 10,000      9,100
    Other                                 12,500     14,100
 ------------------------------------------------------------
      Total deferred tax assets          134,200    149,200
 ------------------------------------------------------------
 Deferred tax assets in excess of
   deferred tax liabilities              $52,500    $77,300
 ------------------------------------------------------------

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

                              Years ended December 31,
                         -----------------------------------
                             2007       2006       2005
                         -----------------------------------
 Current:
    Federal               $ 119,025   $ 113,554  $ 105,403
    State                    10,179       8,518      7,341
 -----------------------------------------------------------
    Total current           129,204     122,072    112,744
 -----------------------------------------------------------

 Deferred:
    Federal                 (12,935)     (7,001)       415
    State                      (508)       (446)        76
 -----------------------------------------------------------
    Total deferred          (13,443)     (7,447)       491
 -----------------------------------------------------------
      Total income tax    $ 115,761   $ 114,625  $ 113,235
 -----------------------------------------------------------

The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

                                 Years ended December 31,
                              -------------------------------
                                 2007      2006      2005
                              -------------------------------
 Amount:
    Federal statutory tax       $116,698  $114,660  $110,158
    Tax exempt revenue            (4,204)   (3,529)   (2,592)
    Effect of state income taxes,
      net of federal benefit       5,783     4,805     4,729
    Intangible amortization            -        82       216
    Utilization of tax credits    (1,218)   (1,040)     (929)
    Bank-owned life insurance     (3,411)     (830)        -
    Reduction of tax accrual           -    (2,200)        -
    Other, net                     2,113     2,677     1,653
 ------------------------------------------------------------
      Total                     $115,761  $114,625  $113,235
 ------------------------------------------------------------

Due to the favorable resolution of certain state tax issues for the tax period ended December 31, 2002, BOK Financial reduced its tax accrual by $2.2 million, which was credited against current income tax expense in 2006.

                                  Years ended December 31,
                               -------------------------------
                                  2007      2006      2005
                               -------------------------------
 Percent of pretax income:
    Federal statutory rate         35%       35%       35%
    Tax-exempt revenue             (1)       (1)       (1)
    Effect of state income taxes,
      net of federal benefit        1         1         1
    Bank-owned life insurance      (1)        -         -
    Reduction of tax accrual        -        (1)        -
    Other, net                      1         1         1
 -------------------------------------------------------------
      Total                        35%       35%       36%
 -------------------------------------------------------------

BOK Financial adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. As a result of the implementation of Interpretation No. 48, BOK Financial recognized a $609 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

                                        2007
                                     -----------
 Balance as of January 1, 2007 -
    before implementation            $ 12,030
    Addition for implementation           609
 -----------------------------------------------
 Balance as of January 1, 2007 -
    after implementation               12,639
    Additions for tax for current year
      positions                         4,100
    Lapses of applicable statute of
      limitations                      (3,539)
 -----------------------------------------------
  Balance as of December 31, 2007    $ 13,200
 -----------------------------------------------

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007 and 2006, the Company recognized $1 million during each year in interest and penalties. The Company had approximately $2.3 million and $2.1 million for the payment of interest and penalties accrued as of December 31, 2007 and 2006, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods. One of our acquired entities is currently under examination by the Internal Revenue Service (IRS) for the year ending December 31, 2005. The ultimate resolution is unlikely to have a material impact on the financial statements.

(12) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. The following table presents information regarding this plan (dollars in thousands):

                                                              December 31,
                                                        -----------------------
                                                            2007        2006
                                                        -----------------------
 Change in projected benefit obligation:
    Projected benefit obligation at beginning of year    $ 58,220   $ 57,657
    Service cost                                                -      1,981
    Interest cost                                           2,823      3,096
    Actuarial (gain) loss                                  (6,474)       871
    Benefits paid                                          (8,386)    (5,385)
 ------------------------------------------------------------------------------
 Projected benefit obligation at end of year(1,2)        $ 46,183   $ 58,220
 ------------------------------------------------------------------------------

 Change in plan assets:
    Plan assets at fair value at beginning of year       $ 63,038   $ 58,989
    Actual return on plan assets                            3,437      6,612
    Company contributions                                       -      2,822
    Benefits paid                                          (8,386)    (5,385)
 ------------------------------------------------------------------------------
 Plan assets at fair value at end of year                $ 58,089   $ 63,038
 ------------------------------------------------------------------------------

 Funded status of the plan / prepaid pension costs        $11,906    $ 4,818
 ------------------------------------------------------------------------------

 Components of net periodic benefit costs:
    Service cost                                         $      -   $  1,981
    Interest cost                                           2,823      3,096
    Expected return on plan assets                         (4,165)    (4,785)
    Amortization of unrecognized net loss                     958      1,425
 ------------------------------------------------------------------------------
 Net periodic pension cost                               $   (384)  $  1,717
 ------------------------------------------------------------------------------

(1)  Projected benefit obligation equals accumulated benefit obligation.
(2)  Projected benefit obligation is based on a January 1 measurement date.


 Weighted-average assumptions as of December 31:
    Discount rate                                   6.00%       5.50%
    Expected return on plan assets                  7.00%       8.00%
    Rate of compensation increase                   N/A         5.25%

As of December 31, 2007, expected future benefit payments related to the Pension Plan were as follows (in thousands):

             2008                               $ 3,128
             2009                                 3,549
             2010                                 3,508
             2011                                 4,100
             2012                                 3,933
             2013 through 2017                   18,065
                                              -------------
                                                $36,283
                                              -------------

Assets of the Pension Plan consist primarily of shares in the American Performance Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the American Performance Balanced Fund is reported daily based on market quotations for the Fund's securities. If market quotations are not readily available, the securities' fair values are determined by the Fund's pricing committee. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 8.51%. The maximum allowed and minimum required Pension Plan contributions for 2007 were $10.1 million and $0, respectively. Amounts contributed to the Pension Plan during 2006 included $2.8 million attributable to 2005. No contributions were made for 2007 or 2006.

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

In 2006, the Company enhanced benefits offered through its Thrift Plans. Employee contributions to the Thrift Plans eligible for Company matching equal 6% of base compensation, as defined in the plans. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of $750 is made for employees whose annual base compensation is less than $40,000.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant's investment options, vest over five years. Thrift Plans expenses were $11.6 million, $9.1 million and $4.6 million for 2007, 2006 and 2005, respectively.

BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. The post-retirement medical plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $2.1 million at December 31, 2007. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company's growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $71.4 million in 2007, $65.2 million in 2006 and $49.8 million in 2005 for incentive compensation plans.

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

The following table presents options outstanding during 2005, 2006 and 2007 under these plans:

                                                 Weighted
                                                 Average
                                                 Exercise
                                     Number       Price
                                   --------------------------
 Options outstanding at
    December 31, 2004               3,338,048      $28.53
 Options awarded                      900,126       47.02
 Options exercised                   (668,990)      24.10
 Options forfeited                    (79,856)      33.67
 Options expired                         (616)      30.11
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2005               3,488,712      $34.03
 Options awarded                      900,119       48.30
 Options exercised                   (790,981)      29.50
 Options forfeited                   (100,149)      36.65
 Options expired                       (1,076)      37.35
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2006               3,496,625      $38.63
 Options awarded                      956,475       54.18
 Options exercised                   (703,833)      32.41
 Options forfeited                   (429,848)      43.74
 Options expired                       (1,249)      45.80
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2007               3,318,170      $43.50
 ------------------------------------------------------------
 Options vested at
    December 31, 2007                 743,712      $31.33
 ------------------------------------------------------------

The following table summarizes information concerning currently outstanding and vested stock options:

              Options Outstanding               Options Vested
  ---------------------------------------------------------------

                            Weighted  Weighted
                            Average    Average           Weighted
    Range of               Remaining   Exercise          Average
    Exercise      Number   Contractual  Price     Number Exercise
     Prices     Outstanding Life(years)           Vested  Price

      $16.17          683      0.25   $16.17        683  $16.17
   17.37 - 19.02  234,097      1.67    17.89    234,097   17.89
   28.27 - 30.87  464,489      2.78    29.82    210,770   29.33
       37.74      423,390      3.50    37.74    119,467   37.74
   45.15 - 47.34  547,583      4.00    47.32     67,934   47.28
   44.00 - 47.99   70,232      0.12    46.90     70,232   46.90
   47.05 - 48.53  570,828      5.00    47.06     40,529   47.08
   50.61 - 54.00  177,114      1.00    52.52        -      -
       54.33      653,888      6.00    54.33        -      -
   52.54 - 54.28  175,866      2.00    53.57        -      -
  ---------------------------------------------------------------


Compensation expense for stock options is generally recognized based on the fair value of options granted over the options' vesting period. The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                  2007       2006        2005
                                ---------- ---------- -----------

Average risk-free interest rate  4.68%      4.42%      3.69%
Dividend yield                   1.10%      0.90%      0.90%
Volatility factors                .143       .161       .168
Weighted average expected life  4.9 years  4.9 years  4.9 years
Weighted average fair value       $9.91      $9.56     $10.01

Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $11.3 million at December 31, 2007. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $4.8 million in 2008, $3.2 million in 2009, $1.7 million in 2010, $995 thousand in 2011, $497 thousand in 2012 and $180 thousand thereafter. Stock option expense for the years ended December 31, 2007, 2006 and 2005 was $6.3 million, $6.4 million and $5.5 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $14.9 million, $16.6 million and $14.9 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2007 and 2006 was $27.2 million and $57.2 million, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2007 and 2006 was $15.1 million and $21.2 million, respectively.

BOK Financial also issues non-vested common shares under the various stock-based compensation plans. At December 31, 2007, a total of 116,463 non-vested common shares have been awarded, including 31,462 awarded in 2007. The weighted average grant date fair value of non-vested shares awarded in 2007 was $54.28 per share. Unrecognized compensation cost of non-vested shares totaled $2.2 million at December 31, 2007. Subject to adjustment for forfeitures, we expect to recognize compensation expense of $754 thousand in 2008, $630 thousand in 2009, $499 thousand in 2010 and $290 thousand thereafter.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award. Compensation expense is based on the fair value of the award recognized over the vesting period. At December 31, 2007, the recorded obligation for liability awards was $5.4 million.
Compensation expense for liability awards was $506 thousand in 2007, $4.7 million in 2006, and a credit of $632 thousand in 2005. Reduction in 2007 expense resulted from a decrease in the fair value of BOK Financial common stock. Reduction in 2005 expense resulted from the termination of future deferral rights for all executive officers except the President and Chief Executive Officer and a decrease in the period end market value of BOK Financial common stock.

During   January  2008,   BOK  Financial   awarded  the  following   stock-based
compensation:

                             ---------- --------- ------------
                                        Exercise  Fair Value /
                              Number     Price        Award
                             ---------- --------- ------------
  Equity awards:
    Stock options             859,679     $48.46  $  7.54
    Nonvested stock            48,853         -     48.46
                             ----------
    Total equity awards       908,532
                             ----------
  Total stock-based awards    908,532
  -------------------------- ---------- --------- ------------

The aggregate compensation cost of these awards totaled approximately $9.0 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. None of the stock-based compensation awarded in January 2008 represents liability awards.

(14) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as "related parties") in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company's loans to related parties do not involve more than the normal credit risk and there are no non-accrual or impaired related party loans outstanding at December 31, 2007 or 2006.

Activity in loans to related parties is summarized as follows (in thousands):

                                     2007         2006

                                  ------------ ------------
  Beginning balance                $160,901     $130,364
     Advances                       700,742      562,994
     Payments                      (700,488)    (560,009)
     Adjustments(1)                  90,896       27,552
  ------------------------------- ------------ ------------
  Ending balance                   $252,051     $160,901
  ------------------------------- ------------ ------------

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

At December 31, 2007, derivative contracts carried as assets included $130 million from SemGroup, LP. Mr. Thomas S. Kivisto, President and CEO of SemGroup, LP, is a member of BOK Financial's board of directors. Our exposure to SemGroup, LP consists primarily of option contracts to sell oil and natural gas in varying monthly quantities over the next seven months. The pricing, collateral and other terms of these contracts are consistent with terms we offer to similarly risk-graded customers.

During 2007, the Company invested $7.0 million, pursuant to merchant banking regulations applicable to bank holding companies, in an entity controlled by Mr. George Kaiser, BOK Financial's principal shareholder. The Company also rents office space in facilities owned by affiliates of Mr. Kaiser. Lease payments for 2007 totaled $801 thousand.

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

(15) Commitments and Contingent Liabilities

In September 2006, BISYS settled the SEC's two-year investigation of BISYS Fund Services Ohio, Inc. ("BISYS") marketing assistance agreements with 27 different families of mutual funds, including a BISYS marketing arrangement with AXIA which had been terminated in July 2004. In the SEC settlement, BISYS consented to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" the 27 investment advisors to (i) violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (ii) violate provisions of the 1940 Act that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC, and (iii) violate provisions of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan ("the SEC BYSIS Order"). AXIA is one of the 27 advisors and the AP Funds one of the mutual fund families to which the SEC referred. AXIA is not bound by the SEC BISYS Order and disagrees with its findings as they relate to AXIA. On October 10, 2006, the Examinations Division of the Securities and Exchange Commission (the "SEC") conducted an examination of AXIA. The examination was concluded in July 2007 with no action taken by the Examinations Division. In August 2007, AXIA settled all claims relating to the BISYS marketing arrangements with the AP Funds for $2.2 million. The AP Funds settlement is not binding on the SEC which is continuing to investigate the matter.

At December 31, 2007, AP Funds' assets included $1.6 billion of U.S. Treasury, $1.8 billion of cash management and $399 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2007. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK
Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not be material in the aggregate.

BOk is obligated under a long-term lease for its bank premises located in downtown Tulsa. The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2014 and 2024. Annual base rent is $3.2 million. BOk subleases portions of its space for annual rents of $213 thousand in years 2008 through 2009 and $195 thousand in 2010. Net rent expense on this lease was $3.0 million in 2007 and 2006 and $2.9 million in 2005. Total rent expense for BOK Financial was $18.8 million in 2007, $16.5 million in 2006, and $15.3 million in 2005.

At December 31, 2007, future minimum lease payments for equipment and premises under operating leases were as follows: $16.4 million in 2008, $15.4 million in 2009, $14.6 million in 2010, $11.8 million in 2011, $8.6 million in 2012, and a total of $97.4 million thereafter. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in the consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were approximately $315 million and $299 million at December 31, 2007 and 2006, respectively.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transactions and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $537 thousand at December 31, 2007.

At December 31, 2007, the Company has funded $30.4 million and has commitments to fund an additional $30.7 million in various unrelated alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.

BOKF Equity, LLC, indirectly a wholly-owned subsidiary of BOK Financial, is the general partner in two private equity funds ("the Funds"). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through limited partnerships. The Funds generally invest in distressed assets, asset buy-out or venture capital limited partnerships or limited liability companies. The general partner has contingent obligations through the Funds to make additional investments totaling $27.6 million as of December 31, 2007. Substantially all of those contingent obligations are offset by commitments of BOK Financial customers.

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

On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. In a subsequent filing with the Securities and Exchange Commission, Visa disclosed that it had recognized a contingent liability for a similar lawsuit filed by Discover. In addition, Visa is a party to other litigation matters. As a member of Visa, BOK Financial is obligated for a proportionate share of losses incurred by Visa. The Company has accrued $2.8 million to recognize its share of the contingent liabilities related to the American Express and Discover litigation and has accrued $300 thousand to recognize its guaranty obligation for other litigation. Visa intends that payments related to these litigation matters will be funded by an escrow account to be established with a portion of the proceeds from its initial public offering, which is currently planned for 2008. The Company expects that its proportionate share of the proceeds of Visa's initial public offering will exceed its contingent obligations related to Visa's litigation based on information available at this time.

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

Cash dividends paid on common stock totaled $50 million, $37 million and $20 million in 2007, 2006 and 2005, respectively. During the second quarter of 2005, the Board of Directors approved the Company's first quarterly cash dividend of $0.10 per common share. The quarterly cash dividend replaced the annual dividend historically paid in shares of common stock.

Subsidiary Banks

The amounts of dividends that BOK Financial's subsidiary banks can declare and the amounts of loans the subsidiary banks can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements.
Pursuant to the most restrictive of the regulations at December 31, 2007, BOK Financial's subsidiary banks could declare dividends up to $93 million without prior regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. As of December 31, 2007, the subsidiary banks could declare dividends of up to $75 million under this policy. The subsidiary banks declared and paid dividends of $254 million, $81 million and $151 million in 2007, 2006, and 2005, respectively.

Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of unimpaired capital and surplus, as defined. Additionally, loans to affiliates must be fully secured. As of December 31, 2007 and 2006, outstanding loans totaled $22 million and $29 million, respectively, and outstanding letters of credit totaled $17 million and $12 million, respectively. Total loan commitments to affiliates at December 31, 2007 were $161 million.

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

                                                                          December 31,
                                                   ------------------------------------------------------------
                                                                2007                          2006
                                                   ------------------------------------------------------------
                                                        Amount          Ratio          Amount        Ratio
                                                   ------------------------------------------------------------
 (Dollars in thousands)
 Total Capital (to Risk Weighted Assets):
    Consolidated                                    $    2,167,763       12.54%    $    1,801,876       11.58%
    BOk                                                  1,432,405       11.95          1,246,534       10.51
    Bank of Texas                                          380,221       10.98            305,957       10.98
    Bank of Albuquerque                                    112,693       16.35             96,594       16.22
    Bank of Arkansas                                        28,058       11.31             19,640       11.75
    Colorado State Bank and Trust                           88,603       15.58             53,981       14.96
    Bank of Arizona                                         21,715       12.07             17,266       13.34
    Bank of Kansas City                                     17,354       47.21             19,915      329.76
 Tier I Capital (to Risk Weighted Assets):
    Consolidated                                    $    1,621,583        9.38%    $    1,521,504        9.78%
    BOk                                                    937,477        7.82          1,006,372        8.49
    Bank of Texas                                          349,793       10.10            280,294       10.06
    Bank of Albuquerque                                    105,089       15.24             90,418       15.18
    Bank of Arkansas                                        25,198       10.16             17,549       10.50
    Colorado State Bank and Trust                           85,542       15.04             51,061       14.15
    Bank of Arizona                                         19,644       10.92             15,954       12.33
    Bank of Kansas City                                     17,252       46.93             19,915      329.76
 Tier I Capital (to Average Assets):
    Consolidated                                    $    1,621,583       8.20%     $    1,521,504       8.79%
    BOk                                                    937,477       6.60           1,006,372       8.26
    Bank of Texas                                          349,793       9.35             280,294       7.95
    Bank of Albuquerque                                    105,089       7.93              90,418       7.28
    Bank of Arkansas                                        25,198      10.05              17,549      10.95
    Colorado State Bank and Trust                           85,542       6.88    -         51,061       5.68
    Bank of Arizona                                         19,644      10.44    -         15,954       9.98
    Bank of Kansas City                                     17,252      30.92    -         19,915     136.27

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes unrealized gains and losses on available for sale securities and accumulated gains or losses on effective cash flow hedges, including hedges of anticipated transactions. Gains and losses in AOCI are net of deferred income taxes. Accumulated losses on cash flow hedges of prime-based loans of $152 thousand will be reclassified into income through the February 2008 expiration date of the hedges. Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt. Unrealized losses on employee benefit plans were recognized as required by FAS 158 and will be reclassified into income as Pension Plan costs.

                                                            Unrealized    Accumulated   Unrealized
                                                            Gain (Loss)    (Loss) on      (Loss)
                                                           On Available    Effective        On
                                                             For Sale      Cash Flow     Employee
                                                            Securities      Hedges     Benefit Plans     Total
   -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2004                                (10,000)       (1,625)            -       (11,625)
     Unrealized losses on securities                          (92,551)            -             -       (92,551)
     Unrealized losses on cash flow hedges                          -           684             -           684
     Loss on rate lock hedge of subordinated debt issuance          -        (2,788)            -        (2,788)
     Tax benefit  (expense) on unrealized gains (losses)       34,129           (75)            -        34,054
     Reclassification adjustment for losses
       realized and included in net income                      6,772           123             -         6,895
     Reclassification adjustment for tax benefit
       on realized losses                                      (2,432)          (48)            -        (2,480)
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2005                                (64,082)       (3,729)            -       (67,811)
     Unrealized gains (losses) on securities                    7,061             -             -         7,061
     Unrealized gains on cash flow hedges                           -           664             -           664
     Unrealized losses on employee benefit plans                    -             -       (18,587)      (18,587)
     Tax benefit (expense) on unrealized gains (losses)        (2,619)            -         7,230         4,611
     Reclassification adjustment for losses
       realized and included in net income                        739           211             -           950
     Reclassification adjustment for tax benefit
       on realized losses                                        (251)          (81)            -          (332)
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2006                              $ (59,152)    $  (2,935)    $ (11,357)    $ (73,444)
     Unrealized gains (losses) on securities                   48,308             -             -        48,308
     Unrealized gains on cash flow hedges                           -         2,201             -         2,201
     Unrealized losses on employee benefit plans                    -             -         7,518         7,518
     Tax benefit (expense) on unrealized gains (losses)       (17,239)         (856)       (2,925)      (21,020)
     Reclassification adjustment for losses
       realized and included in net income                      8,117           211          (384)        7,944
     Reclassification adjustment for tax benefit
       on realized losses                                      (2,809)          (82)          150        (2,741)
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2007                              $ (22,775)    $  (1,461)    $  (6,998)    $ (31,234)
  -----------------------------------------------------------------------------------------------------------------

(17) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                                    Years ended December 31,
                                                                          --------------------------------------------
                                                                               2007          2006           2005
                                                                          --------------------------------------------
 Numerator:
    Net income                                                              $   217,664   $   212,977    $   201,505
    Preferred stock dividends                                                         -             -           (375)
 ---------------------------------------------------------------------------------------------------------------------
 Numerator for basic earnings per share - income
    available to common stockholders                                            217,664       212,977        201,130
 ---------------------------------------------------------------------------------------------------------------------
 Effect of dilutive securities:
    Preferred stock dividends                                                         -             -            375
 ---------------------------------------------------------------------------------------------------------------------
 Numerator for diluted earnings per share - income available
    to common stockholders after assumed conversion                         $   217,664   $   212,977    $   201,505
 ---------------------------------------------------------------------------------------------------------------------
 Denominator:
    Denominator for basic earnings per share - weighted average shares       67,083,200    66,759,384     64,067,873
    Effect of dilutive securities:
      Employee stock compensation plans(1)                                      467,338       550,621        628,060
      Convertible preferred stock                                                     -             -      2,351,131
 ---------------------------------------------------------------------------------------------------------------------
 Dilutive potential common shares                                               467,338       550,621      2,979,191
 ---------------------------------------------------------------------------------------------------------------------
 Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversions                          67,550,538    67,310,005     67,047,064
 ---------------------------------------------------------------------------------------------------------------------
 Basic earnings per share                                                         $3.24         $3.19          $3.14
 ---------------------------------------------------------------------------------------------------------------------
 Diluted earnings per share                                                       $3.22         $3.16          $3.01
 ---------------------------------------------------------------------------------------------------------------------

 (1)Excludes employee stock options with exercise                               799,087       440,216        855,326
    prices greater than the current market price.

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

                                Oklahoma      Oklahoma                                                All
                               Corporate      Consumer      Mortgage     Wealth       Regional      Other/
 (In Thousands)                 Banking        Banking      Banking    Management     Banking    Eliminations     Total
                             ------------------------------------------------------------------------------------------------
 Year ended December 31, 2007

 Net interest revenue/(expense)
    from external sources       $  248,889    $  (68,034)   $  36,800  $   13,385    $   406,386   $ (92,941)  $   544,485
 Net interest
 revenue/(expense)
    from internal sources          (93,375)      140,980      (32,451)     18,781       (119,118)     85,183             -
 ----------------------------------------------------------------------------------------------------------------------------
 Total net interest revenue        155,514        72,946        4,349      32,166        287,268      (7,758)      544,485

 Provision for credit losses         7,234         2,918          608       1,127          9,218      13,616        34,721
 Other operating revenue            94,940        78,296       16,732     137,057         67,036      (3,447)      390,614
 Capitalized mortgage
    servicing rights                     -             -       14,080           -              -           -        14,080
 Financial instruments
    gains (losses)                      57           107         (486)         13            785      (6,522)       (6,046)
 Operating expense                 115,116        87,556       31,706     120,725        194,734      22,257       572,094
 Change in fair value of
    mortgage servicing rights            -             -        2,893           -              -           -         2,893
 Income taxes                       49,855        23,681         (207)     18,432         58,643     (34,643)      115,761
 ----------------------------------------------------------------------------------------------------------------------------
 Net income                     $   78,306    $   37,194    $    (325)   $ 28,952    $    92,494   $ (18,957)  $   217,664
 ----------------------------------------------------------------------------------------------------------------------------

 Average assets                 $5,841,449    $2,927,994    $ 724,378  $1,894,677    $ 8,785,029 $(1,147,759)  $19,025,768

 Average economic capital          391,920        61,780       24,100     154,540        445,990     734,133     1,812,463
 Average invested capital                -             -            -           -        789,290           -             -

 Performance measurements:
    Return on assets                  1.34%         1.27%      (0.04)%        1.53%          1.05%          -         1.14%
    Return on economic capital       19.98         60.20       (1.35)        18.73          20.74           -        12.01
    Return on invested capital           -             -           -             -          11.72           -            -
    Efficiency ratio                 45.96         57.89       90.17         71.34          54.96           -        60.27


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue       Revenue(1)       Expense      Income       Assets
                              ---------------------------------------------------------------------
 Total reportable segments       $552,243      $ 408,141      $552,730     $236,621   $20,173,527
 Unallocated items:
    Tax-equivalent adjustment       9,120              -             -        9,120             -
    Funds management and other
      (including
      eliminations), net          (16,878)        (3,447)       22,257      (28,077)   (1,147,759)
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $544,485      $ 404,694      $574,987     $217,664   $19,025,768
 --------------------------------------------------------------------------------------------------

                                Oklahoma      Oklahoma                                                All
                               Corporate      Consumer      Mortgage     Wealth       Regional      Other/
 (In Thousands)                 Banking        Banking      Banking    Management     Banking    Eliminations     Total
                             ------------------------------------------------------------------------------------------------
 Year ended December 31, 2006

 Net interest revenue/(expense)
    from external sources       $  244,781    $  (62,447)   $  23,638    $ 15,148    $   334,648   $ (69,080)  $   486,688
 Net interest revenue/(expense)
    from internal sources          (95,766)      131,131      (20,307)     13,030        (79,581)     51,493             -
 ----------------------------------------------------------------------------------------------------------------------------
 Total net interest revenue        149,015        68,684        3,331      28,178        255,067     (17,587)      486,688

 Provision for credit losses          (495)        2,780          504         222          7,376       8,015        18,402
 Other operating revenue            89,106        72,699       17,287     124,170         55,130       2,886       361,278
 Capitalized mortgage
    servicing rights                     -             -       11,917           -              -           -        11,917
 Financial instruments
    gains (losses)                     113            80       (1,102)         15             34        (712)       (1,572)
 Operating expense                 111,380        80,250       30,731     105,906        159,737      27,312       515,316
 Change in fair value of
    mortgage servicing rights            -             -       (3,009)          -              -           -        (3,009)
 Income taxes                       49,538        22,730        1,247      17,985         52,563     (29,438)      114,625
 ----------------------------------------------------------------------------------------------------------------------------
 Net income                     $   77,811    $   35,703    $   1,960    $ 28,250    $    90,555   $ (21,302)  $   212,977
 ----------------------------------------------------------------------------------------------------------------------------

 Average assets                 $5,214,916    $2,836,692    $ 519,371  $1,831,377    $ 7,019,426   $(614,191)  $16,807,591

 Average economic capital          395,490        58,570       24,460     149,960        434,440     546,439     1,609,359
 Average invested capital                -             -            -           -        692,560           -             -

 Performance measurements:
    Return on assets                  1.49%         1.26%       0.38%         1.54%         1.29%          -         1.27%
    Return on economic capital       19.67         60.96        8.01         18.84         20.84           -        13.23
    Return on invested capital           -             -           -             -         13.08           -            -
    Efficiency ratio                 46.77         56.76       94.46         69.52         51.50           -        59.93


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue       Revenue(1)       Expense      Income       Assets
                              ---------------------------------------------------------------------
 Total reportable segments       $504,275      $ 370,309      $484,995     $234,279   $17,421,782
 Unallocated items:
    Tax-equivalent adjustment       6,963              -             -        6,963             -
    Funds management and other
       (including
       eliminations), net         (24,550)         2,886        27,312      (28,265)     (614,191)
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $486,688      $ 373,195      $512,307     $212,977   $16,807,591
 --------------------------------------------------------------------------------------------------

                                Oklahoma      Oklahoma                                                All
                               Corporate      Consumer      Mortgage     Wealth       Regional      Other/
 (In Thousands)                 Banking        Banking      Banking    Management     Banking    Eliminations     Total
                             ------------------------------------------------------------------------------------------------

 Year ended December 31, 2005

 Net interest revenue/(expense)
    from external sources       $  208,044    $  (43,411)   $  20,237    $ 12,488    $   257,507   $  (5,524)  $   449,341
 Net interest revenue/(expense)
    from internal sources          (67,875)       98,291      (14,882)      8,504        (38,111)     14,073             -
 ----------------------------------------------------------------------------------------------------------------------------
 Total net interest revenue        140,169        54,880        5,355      20,992        219,396       8,549       449,341

 Provision for credit losses         6,481         3,094          415         224          6,190      (3,963)       12,441
 Other operating revenue            83,619        66,174       15,347     109,405         51,474       3,251       329,270
 Gain on sales of assets             4,758             -        1,232           -              -           -         5,990
 Capitalized mortgage
    servicing rights                     -             -       17,402           -              -           -        17,402
 Financial instruments
    gains (losses)                    (132)          (87)      (5,087)         13            519        (942)       (5,716)
 Operating expense                 110,395        77,757       34,736      94,338        143,026      12,769       473,021
 Recovery for impairment of
    mortgage servicing rights            -             -       (3,915)          -              -           -        (3,915)
 Income taxes                       43,388        15,605        1,172      13,945         44,685      (5,560)      113,235
 ----------------------------------------------------------------------------------------------------------------------------
 Net income                     $   68,150    $   24,511    $   1,841    $ 21,903    $    77,488   $   7,612   $   201,505
 ----------------------------------------------------------------------------------------------------------------------------

 Average assets                 $4,722,030    $2,657,824    $514,530   $1,748,104    $ 6,018,520   $ (77,321)  $15,583,687

 Average economic capital          338,470        51,480       23,580     114,400        326,650     607,266     1,461,846
 Average invested capital                -             -            -           -        571,460           -             -

 Performance measurements:
    Return on assets                  1.44%         0.92%       0.36%         1.25%         1.29%          -         1.29%
    Return on economic capital       20.13         47.61        7.81         19.15         23.72           -        13.78
    Return on invested capital           -             -           -             -         13.56           -            -
    Efficiency ratio                 48.30         64.23       88.31         72.35         52.80           -        58.98


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue       Revenue(1)       Expense      Income       Assets
                              ---------------------------------------------------------------------
 Total reportable segments       $440,792      $ 349,411      $456,337     $193,893   $15,661,008
 Unallocated items:
    Tax-equivalent adjustment       5,182              -             -        5,182             -
    Funds management and other
      (including
      eliminations), net            3,367          3,251        12,769        2,430       (77,321)
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $449,341      $ 352,662      $469,106     $201,505   $15,583,687
 --------------------------------------------------------------------------------------------------

(1)Excluding financial instrument gains/(losses)

(19) Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial instruments as of December 31, 2007 and 2006 (dollars in thousands):

                                                                  Range of      Average                    Estimated
                                                   Carrying      Contractual   Repricing     Discount        Fair
                                                     Value         Yields      (in years)      Rate          Value
                                                 ---------------------------------------------------------------------
 2007:
   Cash and cash equivalents                       $ 890,413                                              $  890,413
   Securities                                      6,098,914                                               6,099,753
   Loans:
      Commercial                                   6,737,505     1.45 -18.00%      0.43     4.57 - 7.25%   7,008,023
      Commercial real estate                       2,750,472     5.63 -18.00       1.42        7.25        2,749,529
      Residential mortgage                         1,531,296     3.81 -12.75       7.00        3.98        1,606,663
      Residential mortgage - held for sale            76,677          -             -           -             76,677
      Consumer                                       921,297     4.50 -21.00       1.95        7.25          936,928
 ---------------------------------------------------------------------------------------------------------------------
        Total loans                               12,017,247                                              12,377,820

        Reserve for loan losses                     (126,677)                                                      -
 ---------------------------------------------------------------------------------------------------------------------
    Net loans                                     11,890,570                                              12,377,820
    Derivative instruments with positive
      fair value                                     502,446                                                 502,446
    Deposits with no stated maturity               9,128,653                                               9,128,653
    Time deposits                                  4,330,638     1.84  - 10.00     1.10    3.37 - 5.20     4,431,489
    Other borrowings                               4,252,695     2.45 -  6.15      0.81    3.41 - 4.95     3,851,863
    Subordinated debentures                          398,273        5.47           5.52        3.41          368,638
    Derivative instruments with negative
      fair value                                     513,840                                                 513,840
  ---------------------------------------------------------------------------------------------------------------------

 2006:
   Cash and cash equivalents                       $ 797,326                                              $  797,326
   Securities                                      5,103,663                                               5,101,582
   Loans:
      Commercial                                   6,208,884     1.61 -18.00%      0.38    5.33 - 8.25%    6,532,426
      Commercial real estate                       2,446,540     6.00 -15.00       1.38        8.25        2,410,517
      Residential mortgage                         1,256,259     3.81 -12.13       5.74    5.00 - 6.06     1,227,574
      Residential mortgage - held for sale            64,625          -             -           -             64,625
      Consumer                                       739,495     3.00 -20.15       2.44        8.25          722,170
 ---------------------------------------------------------------------------------------------------------------------
        Total loans                               10,715,803                                              10,957,312

        Reserve for loan losses                     (109,497)                                                      -
 ---------------------------------------------------------------------------------------------------------------------
    Net loans                                     10,606,306                                              10,957,312
    Derivative instruments with positive
      fair value                                     284,239                                                 284,239
    Deposits with no stated maturity               7,916,159                                               7,916,159
    Time deposits                                  4,470,546     0.95 - 9.00       1.16    4.88 - 5.50     4,431,707
    Other borrowings                               2,942,247     2.81 - 6.45       0.83    4.85 - 5.33     2,642,381
    Subordinated debentures                          297,800        7.35           4.51        4.85          298,732
    Derivative instruments with negative
      fair value                                     298,679                                                 298,679
 ---------------------------------------------------------------------------------------------------------------------

The preceding table presents the estimated fair values of financial instruments. Fair value is the estimated price that would be received to sell the financial assets or paid to transfer the financial liabilities in an orderly transaction between market participants. Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, BOK Financial does not know whether the fair values shown above represent values at which the respective financial instruments could be sold individually or in the aggregate.

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates currently being offered for loans with similar remaining terms to maturity and credit risk, adjusted for the impact of interest rate floors and ceilings. The fair values of classified loans were estimated to approximate their carrying values less loan loss reserves allocated to these loans of $23 million and $12 million at December 31, 2007 and 2006, respectively.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2007 and 2006.

Fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2007 (in thousands):

                                                  Quoted Prices
                                                    in Active      Significant
                                                   Markets for        Other          Significant
                                                    Identical       Observable       Unobservable
                                        Total      Instruments        Inputs            Inputs
                                     ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                  $45,724      $ 4,130           $41,594
    Available for sale securities     5,650,540       31,862         5,618,678
    Mortgage trading securities         154,701                        154,701
    Mortgage servicing rights            70,009                                         70,009(1)
    Derivative contracts                502,446                        502,446

   Liabilities:
    Hedged certificates of deposit      234,744                        234,744
    Derivative contracts                513,840                        513,840

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

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial - Parent Company Only follows:

Balance Sheets
 (In Thousands)                                           December 31,
                                                ----------------------------
                                                      2007          2006
                                                ----------------------------

 Assets
 Cash and cash equivalents                         $   24,257    $   16,507
 Securities - available for sale                       13,361        14,121
 Investment in subsidiaries                         1,949,099     1,692,231
 Other assets                                           1,503         1,584
 ---------------------------------------------------------------------------
    Total assets                                   $1,988,220    $1,724,443
 ---------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
 Other borrowings                                  $   50,000    $        -
 Other liabilities                                      2,836         3,421
 ---------------------------------------------------------------------------
    Total liabilities                                  52,836         3,421
 ---------------------------------------------------------------------------
 Common stock                                               4             4
 Capital surplus                                      722,088       688,861
 Retained earnings                                  1,332,954     1,166,994
 Treasury stock                                       (31,234)      (61,393)
 Accumulated other comprehensive loss                 (88,428)      (73,444)
 ---------------------------------------------------------------------------
    Total shareholders' equity                      1,935,384     1,721,022
 ---------------------------------------------------------------------------
    Total liabilities and shareholders' equity     $1,988,220    $1,724,443
 ---------------------------------------------------------------------------


Statements of Earnings
 (In Thousands)
                                                            2007           2006         2005
                                                      -------------------------------------------
 Dividends, interest and fees received from               $254,256       $ 80,855      $153,462
    subsidiaries
 Other operating revenue                                       482            476           468
 ------------------------------------------------------------------------------------------------
    Total revenue                                          254,738         81,331       153,930
 ------------------------------------------------------------------------------------------------

 Interest expense                                              715              -         1,500
 Professional fees and services                                601            506           589
 Other operating expense                                       220            191            22
 ------------------------------------------------------------------------------------------------
    Total expense                                            1,536            697         2,111
 ------------------------------------------------------------------------------------------------

 Income before taxes and equity in undistributed
    income of subsidiaries                                 253,202         80,634       151,819
 Federal and state income tax credit                           497            (28)         (682)
 ------------------------------------------------------------------------------------------------

 Income before equity in undistributed income of
   subsidiaries                                            252,705         80,662       152,501
 Equity in undistributed income of subsidiaries            (35,041)       132,315        49,004
 ------------------------------------------------------------------------------------------------
 Net income                                               $217,664       $212,977      $201,505
 ------------------------------------------------------------------------------------------------

Statements of Cash Flows
 (In Thousands)
                                                             2007         2006         2005
                                                         ----------------------------------------

 Cash flows from operating activities:
    Net income                                              $217,664     $212,977     $201,505
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in undistributed income of subsidiaries        35,041     (132,315)     (49,004)
        Tax benefit on exercise of stock options               3,460        4,014        3,583
        Change in other assets                                (3,090)     (22,949)     (12,337)
        Change in other liabilities                             (585)         815         (889)
 ------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                   252,490       62,542      142,858
 ------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Investment in subsidiaries                              (240,718)     (20,865)     (34,264)
 ------------------------------------------------------------------------------------------------
 Net cash used by investing activities                      (240,718)     (20,865)     (34,264)
 ------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
    Increase in other borrowings                              50,000            -            -
    Pay down of other borrowings                                   -            -      (95,000)
    Issuance of common and treasury stock, net                13,747       12,647        7,032
    Cash dividends                                           (50,416)     (36,788)     (20,343)
    Repurchase of common stock                               (17,353)     (12,103)      (2,439)
 ------------------------------------------------------------------------------------------------
 Net cash used by financing activities                        (4,022)     (36,244)    (110,750)
 ------------------------------------------------------------------------------------------------
 Net change in cash and cash equivalents                       7,750        5,433       (2,156)
 Cash and cash equivalents at beginning of period             16,507       11,074       13,230
 ------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                 $ 24,257     $ 16,507     $ 11,074
 ------------------------------------------------------------------------------------------------

 Cash paid for interest                                     $    560     $     10     $  1,698
 ------------------------------------------------------------------------------------------------

Annual Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates


  (Dollars in Thousands)                                                                             2007
                                                                                -----------------------------------------------
                                                                                    Average       Revenue/         Yield/
                                                                                    Balance      Expense(1)         Rate
                                                                                -----------------------------------------------

 Assets
    Taxable securities(3)                                                          $ 5,166,218      $248,972         4.85%
    Tax-exempt securities(3)                                                           341,913        21,293         6.39
 ------------------------------------------------------------------------------------------------------------------------------
      Total securities(3)                                                            5,508,131       270,265         4.94
 ------------------------------------------------------------------------------------------------------------------------------
    Trading securities                                                                  29,043         1,948         6.71
    Funds sold and resell agreements                                                    77,890         4,480         5.75
    Loans(2)                                                                        11,440,045       893,164         7.81
      Less reserve for loan losses                                                     120,086             -          -
 ------------------------------------------------------------------------------------------------------------------------------
    Loans, net of reserve                                                           11,319,959       893,164         7.89
 ------------------------------------------------------------------------------------------------------------------------------
      Total earning assets(3)                                                       16,935,023     1,169,857         6.92
 ------------------------------------------------------------------------------------------------------------------------------
    Cash and other assets                                                            2,090,745
 ------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $19,025,768
 ------------------------------------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
    Transaction deposits                                                           $ 6,556,197      $ 194,617        2.97%
    Savings deposits                                                                   165,729         1,499         0.90
    Time deposits                                                                    4,568,738       216,630         4.74
 ------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                                               11,290,664       412,746         3.66
 ------------------------------------------------------------------------------------------------------------------------------
    Funds purchased and repurchase agreements                                        2,758,306       134,347         4.87
    Other borrowings                                                                   838,708        44,258         5.28
    Subordinated debentures                                                            395,050        24,901         6.30
 ------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                                            15,282,728       616,252         4.03
 ------------------------------------------------------------------------------------------------------------------------------
    Demand deposits                                                                  1,321,531
    Other liabilities                                                                  609,046
    Shareholders' equity                                                             1,812,463
 ------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                   $19,025,768
 ------------------------------------------------------------------------------------------------------------------------------

 Tax-equivalent Net Interest Revenue(3)                                                            $ 553,605         2.89%
 Tax-equivalent Net Interest Revenue to Earning Assets(3)                                                            3.28
 Less tax-equivalent adjustment(1)                                                                     9,120
 ------------------------------------------------------------------------------------------------------------------------------
 Net Interest Revenue                                                                                544,485
 Provision for credit losses                                                                          34,721
 Other operating revenue                                                                             398,648
 Other operating expense                                                                             574,987
 ------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                                                 333,425
 Federal and state income tax                                                                        115,761
 ------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                                         $217,664
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




                      2006                                                   2005
 ------------------------------------------------------------------------------------------------------
     Average       Revenue/         Yield/                 Average        Revenue/         Yield/
     Balance      Expense(1)         Rate                  Balance       Expense(1)         Rate
 -----------------------------------------------       ------------------------------------------------


    $ 4,770,959      $222,531         4.67%               $ 4,769,666       $205,952         4.34%
        290,356        15,572         5.44                    226,961         11,587         5.13
 ------------------------------------------------------------------------------------------------------
      5,061,315       238,103         4.71                  4,996,627        217,539         4.38
 ------------------------------------------------------------------------------------------------------
         21,213         1,044         4.92                     15,892            770         4.85
         36,196         1,841         5.09                     38,521          1,287         3.34
      9,706,866       752,404         7.75                  8,489,751        555,520         6.54
        106,689             -          -                      110,158              -          -
 ------------------------------------------------------------------------------------------------------
      9,600,177       752,404         7.84                  8,379,593        555,520         6.63
 ------------------------------------------------------------------------------------------------------
     14,718,901       993,392         6.75                 13,430,633        775,116         5.78
 ------------------------------------------------------------------------------------------------------
      2,088,690                                             2,153,054
 ------------------------------------------------------------------------------------------------------
    $16,807,591                                           $15,583,687
 ------------------------------------------------------------------------------------------------------


    $ 5,477,886      $148,986         2.72%               $ 4,402,810       $ 72,721         1.65%
        148,656         1,408         0.95                    159,429          1,106         0.69
      4,279,610       186,514         4.36                  3,894,429        136,573         3.51
 ------------------------------------------------------------------------------------------------------
      9,906,152       336,908         3.40                  8,456,668        210,400         2.49
 ------------------------------------------------------------------------------------------------------
      2,145,648       105,483         4.92                  1,936,792         61,606         3.18
        725,329        37,070         5.11                    996,266         34,220         3.43
        294,962        20,280         6.88                    236,589         14,367         6.07
 ------------------------------------------------------------------------------------------------------
     13,072,091       499,741         3.82                 11,626,315        320,593         2.76
 ------------------------------------------------------------------------------------------------------
      1,473,645                                             1,607,702
        652,496                                               887,824
      1,609,359                                             1,461,846
 ------------------------------------------------------------------------------------------------------
    $16,807,591                                           $15,583,687
 ------------------------------------------------------------------------------------------------------

                    $ 493,651         2.93%                                $ 454,523         3.02%
                                      3.36                                                   3.39
                        6,963                                                  5,182
 ------------------------------------------------------------------------------------------------------
                      486,688                                                449,341
                       18,402                                                 12,441
                      371,623                                                346,946
                      512,307                                                469,106
 ------------------------------------------------------------------------------------------------------
                      327,602                                                314,740
                      114,625                                                113,235
 ------------------------------------------------------------------------------------------------------
                     $212,977                                               $201,505
 ------------------------------------------------------------------------------------------------------

Quarterly Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates


  (Dollars in Thousands Except Per Share Data)
                                                                                 Three Months Ended
                                                      -------------------------------------------------------------------------
                                                              December 31, 2007                    September 30, 2007
                                                      ----------------------------------  -------------------------------------

                                                         Average     Revenue/   Yield/       Average     Revenue/     Yield/
                                                         Balance    Expense(1)   Rate        Balance    Expense(1)     Rate
                                                      ----------------------------------  -------------------------------------

  Assets
     Taxable securities(3)                              $ 5,633,173   $68,670     4.86%    $  5,206,482 $  62,531      4.84%
     Tax-exempt securities(3)                               328,900     5,990     7.19          360,710     5,820      6.44
  --------------------------------------------------------------------------------------  -------------------------------------
       Total securities(3)                                5,962,073    74,660     4.99        5,567,192    68,351      4.95
  --------------------------------------------------------------------------------------  -------------------------------------
     Trading securities                                      29,303       489     6.62           24,413       459      7.46
     Funds sold and resell agreements                        86,948     1,303     5.95          101,281     1,588      6.22
     Loans(2)                                            11,806,242   223,146     7.50       11,709,638   232,446      7.88
       Less reserve for loan losses                         125,996         -       -           123,059         -        -
  --------------------------------------------------------------------------------------  -------------------------------------
     Loans, net of reserve                               11,680,246   223,146     7.58       11,586,579   232,446      7.96
  --------------------------------------------------------------------------------------  -------------------------------------
       Total earning assets(3)                           17,758,570   299,598     6.70       17,279,465   302,844      6.99
  --------------------------------------------------------------------------------------  -------------------------------------
     Cash and other assets                                2,349,856                           2,129,713
  --------------------------------------------------------------------------------------  -------------------------------------
       Total assets                                     $20,108,426                         $19,409,178
  --------------------------------------------------------------------------------------  -------------------------------------

  Liabilities and Shareholders' Equity
     Transaction deposits                               $ 7,016,136   $49,358     2.79%    $  6,683,056 $  50,650      3.01%
     Savings deposits                                       160,170       348     0.86          200,362       410      0.81
     Time deposits                                        4,544,802    53,613     4.68        4,798,812    58,436      4.83
  --------------------------------------------------------------------------------------  -------------------------------------
        Total interest-bearing deposits                   11,721,108   103,319     3.50       11,682,230   109,496      3.72
  --------------------------------------------------------------------------------------  -------------------------------------
     Funds purchased and repurchase agreements            3,158,153    35,169     4.42        2,603,372    32,484      4.95
     Other borrowings                                       936,353    11,611     4.92          880,894    11,789      5.31
     Subordinated debentures                                398,109     5,708     5.69          471,458     7,166      6.03
  --------------------------------------------------------------------------------------  -------------------------------------
       Total interest-bearing liabilities                16,213,723   155,807     3.81       15,637,954   160,935      4.08
  --------------------------------------------------------------------------------------  -------------------------------------
     Demand deposits                                      1,293,419                           1,300,280
     Other liabilities                                      706,385                             649,964
     Shareholders' equity                                 1,894,899                           1,820,980
  --------------------------------------------------------------------------------------  -------------------------------------
       Total liabilities and shareholders' equity       $20,108,426                        $ 19,409,178
  --------------------------------------------------------------------------------------  -------------------------------------

  Tax-equivalent Net Interest Revenue(3)                             $143,791     2.89%                  $141,909     2.91%
  Tax-equivalent Net Interest Revenue to Earning Assets(3)                        3.22                                3.27
  Less tax-equivalent adjustment(1)                                     2,502                               2,464
  --------------------------------------------------------------------------------------  -------------------------------------
  Net Interest Revenue                                                141,289                             139,445
  Provision for credit losses                                          13,200                               7,201
  Other operating revenue                                             107,316                             109,372
  Other operating expense                                             157,727                             151,018
  --------------------------------------------------------------------------------------  -------------------------------------
  Income before taxes                                                  77,678                              90,598
  Federal and state income tax                                         26,518                              30,750
  --------------------------------------------------------------------------------------  -------------------------------------
  Net Income                                                          $51,160                           $  59,848
  --------------------------------------------------------------------------------------  -------------------------------------

  Earnings Per Average Common Share Equivalent:
     Net income:
       Basic                                                             $0.76                              $0.89
  --------------------------------------------------------------------------------------  -------------------------------------
       Diluted                                                           $0.76                              $0.89
  --------------------------------------------------------------------------------------  -------------------------------------


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




                                               Three Months Ended
 --------------------------------------------------------------------------------------------------------------
           June 30, 2007                        March 31, 2007                       December 31, 2006
 ----------------------------------   -----------------------------------   -----------------------------------

    Average    Revenue/   Yield/         Average    Revenue/    Yield/         Average    Revenue/    Yield/
    Balance   Expense(1)   Rate          Balance   Expense(1)    Rate          Balance   Expense(1)    Rate
 ----------------------------------   -----------------------------------   -----------------------------------

 $  5,014,231 $  60,176      4.85%    $  4,802,768 $  57,595      4.86%       $ 4,745,619  $56,264     4.69%
      354,956     4,681      5.81          322,202     4,802      6.09            318,969    4,435     5.52
 ----------------------------------   -----------------------------------   -----------------------------------
    5,369,187    64,857      4.90        5,124,970    62,397      4.93          5,064,588   60,699     4.74
 ----------------------------------   -----------------------------------   -----------------------------------
       32,897       481      5.86           29,613       519      7.11             22,668      322     5.64
       67,057       924      5.53           55,674       665      4.84             39,665      546     5.46
   11,338,140   224,492      7.94       10,893,163   213,080      7.93         10,361,841  207,322     7.94
      118,505         -        -           113,379         -        -             108,377        -       -
 ----------------------------------   -----------------------------------   -----------------------------------
   11,219,635   224,492      8.03       10,779,784   213,080      8.02         10,253,464  207,322     8.02
 ----------------------------------   -----------------------------------   -----------------------------------
   16,688,776   290,754      7.00       15,990,041   276,661      7.02         15,380,385  268,889     6.93
 ----------------------------------   -----------------------------------   -----------------------------------
    1,940,686                            1,949,917                              2,158,647
 ----------------------------------   -----------------------------------   -----------------------------------
 $ 18,629,462                         $ 17,939,958                            $17,539,032
 ----------------------------------   -----------------------------------   -----------------------------------


 $  6,414,014 $  48,242      3.02%    $  6,100,117 $  46,367      3.08%       $ 5,768,216  $43,411     2.99%
      158,718       377      0.95          143,101       364      1.03            139,796      365     1.04
    4,507,053    53,440      4.76        4,420,390    51,141      4.69          4,417,427   51,781     4.65
 ----------------------------------   -----------------------------------   -----------------------------------
   11,079,785   102,059      3.69       10,663,608    97,872      3.72         10,325,439   95,557     3.67
 ----------------------------------   -----------------------------------   -----------------------------------
    2,627,230    33,129      5.06        2,640,485    33,565      5.16          2,584,354   33,736     5.18
      866,096    11,760      5.45          668,078     9,098      5.52            586,743    8,128     5.50
      410,883     6,824      6.66          297,806     5,203      7.09            298,427    5,225     6.95
 ----------------------------------   -----------------------------------   -----------------------------------
   14,983,994   153,772      4.12       14,269,977   145,738      4.14         13,794,963  142,646     4.10
 ----------------------------------   -----------------------------------   -----------------------------------
    1,295,930                            1,397,874                              1,481,455
      558,792                              530,659                                566,128
    1,790,746                            1,741,448                              1,696,486
 ----------------------------------   -----------------------------------   -----------------------------------
 $ 18,629,462                         $ 17,939,958                            $17,539,032
 ----------------------------------   -----------------------------------   -----------------------------------

               $136,982     2.88%                    $130,923     2.88%                   $126,243     2.83%
                            3.31                                  3.32                                 3.25
                  2,069                                2,085                                 1,965
 ----------------------------------   -----------------------------------   -----------------------------------
                134,913                              128,838                               124,278
                  7,820                                6,500                                 5,953
                 90,171                               91,789                                93,723
                134,131                              132,111                               133,991
 ----------------------------------   -----------------------------------   -----------------------------------
                 83,133                               82,016                                78,057
                 29,270                               29,223                                27,472
 ----------------------------------   -----------------------------------   -----------------------------------
              $  53,863                              $52,793                               $50,585
 ----------------------------------   -----------------------------------   -----------------------------------



                  $0.80                                 $0.79                                 $0.76
 ----------------------------------   -----------------------------------   -----------------------------------
                  $0.80                                 $0.78                                 $0.75
 ----------------------------------   -----------------------------------   -----------------------------------

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

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f), as amended, of the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

The Report of Management on Financial Statements and Management's Report on Internal Control over Financial Reporting appear within Item 8, "Financial Statements and Supplementary Data." The independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in Item 8 and has issued an audit report on the Company's internal control over financial reporting, which appears therein.


ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers, "Insider Reporting," "Director Nominations," and "Risk Oversight and Audit Committee" in BOK Financial's 2008 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2007 Annual Proxy Statement to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2008 Annual Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2008 Annual Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Information regarding related parties is set forth in Note 14 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the heading "Certain Transactions," "Director Independence" and "Related Party Transaction Review and Approval Process" in BOK Financial's 2008 Annual Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2008 Annual Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)       Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

     Consolidated  Statements of Earnings for the years ended December 31, 2007,
          2006 and 2005

     Consolidated Balance Sheets as of December 31, 2007 and 2006

     Consolidated  Statements  of Cash Flows for the years  ended  December  31,
          2007, 2006 and 2005

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006, and 2005

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

     3.1 Bylaws of BOK Financial, incorporated by reference to Exhibit 3.1 of S-1 Registration Statement No. 33-90450.

     3.1(a) Bylaws of BOK Financial, as amended and restated as of October 30, 2007, incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 5, 2007.

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

     10.4 (f) Third Amendment to 1991 Employment Agreement between Stanley A. Lybarger and Bank of Oklahoma, National Association, incorporated by reference to Exhibit 10.4 (f) of Form 10-K for the fiscal year ended December 31, 2006.

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

     10.4.3 (e) Amendment to Employment Agreement dated November 27, 2007 between BOK Financial Corporation and W. Jeffrey Pickryl, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on November 30, 2007.

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

     10.34 Merger Agreement among BOK Financial Corporation, BOKF Merger Corporation Number Twelve, Worth Bancorporation, Inc., and Worth National Bank dated March 9, 2007, incorporated by reference to
          Exhibit 99.2 of the Form 8-K filed on March 12, 2007.

     10.35 Stock Purchase Agreement among BOK Financial Corporation, BOKF Stock Corporation Number Thirteen, United Banks of Colorado, Inc., First United Bank, NA and Baltz Family Partners, Ltd. dated May 23, 2007, incorporated by reference to Exhibit 99.2 of the Form 8-K filed on May 24, 2007.

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

                                              BOK FINANCIAL CORPORATION




DATE:    February 29, 2008         BY:   /s/ George B. Kaiser
       ------------------------        --------------------------------------
                                        George B. Kaiser
                                        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

                                    OFFICERS



/s/  George B. Kaiser                      /s/  Stanley A. Lybarger
---------------------------------------    ------------------------------------
George B. Kaiser                           Stanley A. Lybarger
Chairman of the Board of Directors         Director, President and Chief
                                           Executive Officer



/s/ Steven E. Nell                         /s/  John C. Morrow
---------------------------------------    ------------------------------------
Steven E. Nell                             John C. Morrow
Executive Vice President and               Senior Vice President and Director of
Chief Financial Officer                    Financial Accounting and Reporting


                                    DIRECTORS


/s/ Gregory S. Allen                      /s/ V. Burns Hargis
--------------------------------------    -------------------------------------
Gregory S. Allen                          V. Burns Hargis


                                          /s/ E. Carey Joullian, IV
--------------------------------------    -------------------------------------
C. Fred Ball, Jr.                         E. Carey Joullian, IV


/s/ Sharon J. Bell
--------------------------------------    -------------------------------------
Sharon J. Bell                            Judith Z. Kishner


/s/ Peter C. Boylan, III                  /s/ Thomas L. Kivisto
--------------------------------------    -------------------------------------
Peter C. Boylan, III                      Thomas L. Kivisto


/s/ Chester Cadieux, III                  /s/ Robert J. LaFortune
--------------------------------------    -------------------------------------
Chester Cadieux, III                      Robert J. LaFortune


/s/ Joseph W. Craft, III                  /s/ Steven J. Malcolm
--------------------------------------    -------------------------------------
Joseph W. Craft, III                      Steven J. Malcolm



--------------------------------------    -------------------------------------
William E. Durrett                        Paula Marshall


/s/ David F. Griffin
--------------------------------------
David F. Griffin