Form 10-Q
period 2008-03-31
BOK FINANCIAL CORP ET AL
filed 2008-05-12
CIK 875357

As filed with the Securities and Exchange Commission on May 12, 2008
==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,438,599 shares of common stock ($.00006 par value) as of April 30, 2008.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2008

                                      Index

Part I.  Financial Information
         Management's Discussion and Analysis (Item 2)            2
         Market Risk (Item 3)                                    31
         Controls and Procedures (Item 4)                        32
         Consolidated Financial Statements - Unaudited (Item 1)  34
         Quarterly Financial Summary - Unaudited (Item 2)        46

Part II.  Other Information
     Item 1.  Legal Proceedings                                  48
     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds                                    48
     Item 6.  Exhibits                                           48

Signatures                                                       49

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation reported quarterly earnings of $62.3 million or $0.92 per diluted share for the first quarter of 2008, up 18% over the first quarter of 2007. Net income totaled $52.8 million or $0.78 per diluted share for the first quarter of 2007 and $51.2 million or $0.76 per diluted share for the fourth quarter of 2007.

Highlights of the first quarter of 2008 included:

o Net interest margin was 3.31% for the first quarter of 2008, down 1 basis point from the first quarter of 2007 and up 9 basis points from the fourth quarter of 2007. Net interest revenue increased 14% over the first quarter of 2007 and 17% annualized over the fourth quarter of 2007.

o Average outstanding loans increased 12% over the first quarter of 2007. Period-end annualized loan growth rate was 12% since the end of the fourth quarter of 2007.

o Non-performing assets totaled $126 million or 1.02% of outstanding loans and repossessed assets at March 31, 2008, up from $104 million or 0.87% of outstanding loans and repossessed assets at December 31, 2007 and $50 million or 0.45% of outstanding loans and repossessed assets at March 31, 2007.

o Net loans charged off and provision for credit losses were $8.9 million and $17.6 million, respectively, for the first quarter of 2008 compared with net loans charged off of $7.3 million and provision for credit losses of $13.2 million for the fourth quarter of 2007 and $3.1 million and $6.5 million for the first quarter of 2007.

o Fees and commissions revenue increased 24% over the first quarter of 2007 and 2% annualized over the fourth quarter of 2007. Brokerage and trading revenue grew 80% over the first quarter of 2007 and 69% annualized over the previous quarter. All major categories of fee revenue increased over the same period last year.

o Operating expenses were up 16% over the first quarter of 2007. Personnel expenses increased 12% due to incentive compensation which is linked to revenue growth. Operating expenses increased 3% annualized over the fourth quarter of 2007 excluding changes in the contingent obligation to support Visa's antitrust litigation.

Visa Initial Public Offering Benefits and Securities Impairment Charges

During the first quarter of 2008, the Company recognized income of $6.8 million ($4.4 million after-tax) for cash received from Visa's initial public offering. This represented a partial redemption of the Company's interest in Visa's Class B shares. In addition, the Company reversed its $2.8 million contingent liability to support Visa's antitrust litigation costs which was accrued in the fourth quarter of 2007. Visa established an escrow fund with a portion of the proceeds of its initial public offering for payments related to litigation matters.

Also during the first quarter of 2008, the Company recognized an additional $5.3 million pre-tax reduction in the fair value of its holdings of variable rate perpetual preferred stock issued by six major banks and brokerage houses. These issuers remain rated investment grade by the major rating agencies and all scheduled dividend payments on these preferred stocks have been made. However, based on continued weakness in the financial sector, it was management's judgment that recovery of fair value of these securities to at least the cost basis established at the end of the fourth quarter was not expected in the near term. The carrying value of preferred stocks which equals their March 31, 2008 fair value was $27.5 million.

Transactions related to Visa and to the impairment of preferred stocks provided $2.7 million or $.04 per share to net income for the first quarter of 2008. Similar transactions reduced net income $7.4 million or $0.11 per share in the fourth quarter of 2007.


Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $147.1 million for the first quarter of 2008, up $18.3 million or 14% over the first quarter of 2007 and $5.8 million or 17% annualized over the fourth quarter of 2007. Average earning assets increased $2.1 billion or 13% over the first quarter of 2007, including a $1.3 billion increase in average outstanding loans and a $764 million increase in average securities. Growth in the securities portfolio generally consisted of highly-rated, fixed-rate mortgage-backed securities. These securities were purchased to supplement the Company's earnings and help manage the balance sheet to a position that is essentially neutral to changes in interest rates.

Growth in average earning assets was funded primarily by a $1.1 billion or 33% increase in average federal funds purchased and other borrowed funds. Interest rates on these wholesale funding sources have recently been lower than interest rates on deposits. We also continued to grow deposits during the past year. Average deposits were up $1.0 billion or 9% over the first quarter of 2007. Average interest-bearing transaction accounts grew $1.4 billion or 23% and average time deposits decreased $195 million or 4% compared with the first quarter of 2007. Average demand deposits decreased $161 million or 12%.

Net interest margin was 3.31% for the first quarter of 2008 compared with 3.32% for the first quarter of 2007 and 3.22% for the fourth quarter of 2007. Yields on average earning assets decreased 85 basis points to 6.17% and the cost of interest-bearing liabilities decreased 103 basis points to 3.11% compared with the first quarter of 2007. Loan yields decreased 134 basis points to 6.59% while securities yields increased 24 basis points to 5.17%. Our securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield on the securities portfolio occurs more slowly than changes in market rates. The cost of interest bearing deposits decreased 73 basis points to 2.99% and the cost of funds purchased and other borrowings decreased 204 basis points. Competition for deposits in all our markets limited our ability to move deposit rates down as the Federal Reserve eased rates. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 25 basis points in the first quarter of 2008 compared with 44 basis points in the first quarter of 2007 and 33 basis points in the preceding quarter.

Management regularly models the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to decrease slightly over a one-year forward looking period. However, other factors such as loan and deposit spreads, deposit product mix and overall balance sheet composition may affect this general expectation. For example, historically the spread between LIBOR rates and federal funds rates has been relatively constant. Recent troubles in the financial markets have made this spread more volatile which affects the re-pricing of many of our loans and funding sources.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates over a twelve month period. Approximately 67% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $290 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates. Net interest revenue increased $463 thousand in the first quarter of 2008 and $2.8 million in the first quarter of 2007 from periodic settlements of these contracts. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.


------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended
                                                 March 31, 2008 / 2007
                                           -----------------------------------
                                                           Change Due To (1)
                                           -----------------------------------
                                                                     Yield /
                                              Change     Volume       Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                                $  13,847 $  10,116   $   3,731
  Trading securities                              914       833          81
  Loans                                       (13,402)   23,895     (37,297)
  Funds sold and resell agreements                175       282        (107)
------------------------------------------------------------------------------
Total                                           1,534    35,126     (33,592)
------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                         (4,192)    9,239     (13,431)
  Savings deposits                               (126)       29        (155)
  Time deposits                                (5,407)   (1,988)     (3,419)
  Federal funds purchased and
   repurchase agreements                       (9,916)    4,389     (14,305)
  Other borrowings                              2,620     7,544      (4,924)
  Subordinated debentures                         196     1,576      (1,380)
------------------------------------------------------------------------------
Total                                         (16,825)   20,789     (37,614)
------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          18,359    14,337       4,022
Change in tax-equivalent adjustment               (69)
------------------------------------------------------------------------------
Net interest revenue                       $   18,290
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.


Other Operating Revenue

Other operating revenue increased $28.8 million compared with the first quarter of last year. Fees and commission revenue increased $22.3 million or 24%. Net gains on securities during the first quarter of 2008 totaled $4.6 million, up $5.2 million over the same period of 2007. Other operating revenue was up $13.2 million over the fourth quarter of 2007. Fees and commissions revenue increased $510 thousand or 2% annualized. Net gains on securities were $4.6 million in the first quarter of 2008 compared with net losses of $6.3 million for the fourth quarter of 2007.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 44% of total revenue, excluding gains and losses on asset sales, securities and derivatives, for the first quarter of 2008. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.

Fees and commissions revenue

Brokerage and trading revenue totaled $23.9 million for the first quarter of 2008, up $10.6 million or 80% over the first quarter of 2007. Revenue from trading and institutional securities sales totaled $12.9 million in the first quarter of 2008 and $4.5 million in the first quarter of 2007. Retail brokerage activities increased $1.3 million or 33% over the same period of 2007. Customer hedging revenue grew $709 thousand or 16% due primarily to interest rate hedging.

Brokerage and trading revenue increased $3.5 million or 69% annualized over the fourth quarter of 2007. Revenue from trading and institutional securities sales was up $4.8 million and revenue from customer hedging programs was up $1.4 million. Investment banking revenue was down $3.3 million due to the timing of completed transactions.

Transaction card revenue totaled $23.6 million for the first quarter of 2008, up $3.4 million or 17% over the first quarter of 2007. ATM network revenue increased $1.5 million or 17% while check card revenue increased $1.3 million or 25% over the first quarter of 2007 due to volume growth. Merchant discount fees increased 9% over the first quarter of 2007.

Transaction card revenue for the first quarter of 2008 was up $46 thousand or 1% annualized from the fourth quarter of 2007. ATM network fees increased $234 thousand and merchant discount fees decreased $213 thousand due to transaction volumes.

Trust fees and commissions totaled $20.8 million for the first quarter of 2008, a $1.8 million or 9% increase over the first quarter of 2007. The fair value of all trust relationships, which is the basis for a significant portion of trust revenue, increased 7% to $35.5 billion at March 31, 2008 compared with $33.1 billion at March 31, 2007. Personal trust management fees, which provide 33% of total trust fees and commissions increased $475 thousand or 7%. Employee benefit plan management fees, which provide 20% of total trust fees, increased $376 thousand or 10%. Net fees from mutual fund advisory and administrative services increased $765 thousand or 18%.

Trust fees and commissions increased $651 thousand or 13% annualized over the fourth quarter of 2007 due primarily to growth in personal trust management fees.

Deposit service charges and fees totaled $27.7 million for the first quarter of 2008, up $3.1 million or 13% over the first quarter of 2007. Overdraft fees grew $1.7 million or 11% due to increased volume and a per item charge increase in certain markets during the third quarter of 2007. Service charges on retail accounts decreased $80 thousand or 6% due to service-charge free deposit products. Commercial deposit account fees were up $1.4 million or 20% over the same period of 2007 due to a decrease in earnings credit available to commercial deposit customers and an increase in service charges for higher deposit insurance costs during the first quarter of 2008. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, decreases when interest rates fall.

Deposit service charges decreased $2.3 million compared with the fourth quarter of 2007 due to seasonal reduction in overdraft fees, partially offset by higher commercial deposit account fees.

Mortgage banking revenue increased $1.7 million or 31% compared with the first quarter of 2007. Servicing revenue totaled $4.3 million for the first quarter of 2008, up $105 thousand over the same period last year. The outstanding principal balance of mortgage loans serviced for other institutions totaled $4.9 billion at March 31, 2008 and $4.4 billion at March 31, 2007. Net gains on mortgage loans sold totaled $2.9 million, up $572 thousand over the first quarter of 2007. Mortgage loans originated for sale in the secondary market totaled $257 million for the first quarter of 2008, up 45% over the same period in 2007.

Other operating revenue included $2.0 million of fees earned on margin assets in the first quarter of 2008 and $758 thousand in the first quarter of 2007. Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $273 million for the first quarter of 2008, compared with $94 million for the first quarter of 2007. The increase in revenue earned on margin assets is offset by a decrease in net interest revenue due to the costs to fund the margin assets. Fees on margin assets totaled $2.0 million on average margin balances of $182 million for the fourth quarter of 2007.

Securities and derivatives

BOK Financial recognized net gains of $4.6 million on securities for the first quarter of 2008 and net losses on securities of $563 thousand for the first quarter of 2007. During the first quarter of 2008, the Company recorded a $5.3 million pre-tax other-than-temporary-impairment charge to recognize the decrease in fair value of its holdings of variable-rate perpetual preferred stock issued by six major banks and brokerage houses. The Company also recognized a $6.8 million gain from the partial redemption of Visa, Inc. Class B shares as part of Visa's initial public offering. Net gains from the sale of other securities totaled $2.9 million and net gains on securities held as an economic hedge or mortgage servicing rights totaled $191 thousand. The Company sold certain available for sale securities during the first quarter of 2008 to reduce prepayment risk in response to falling interest rates. During the first quarter of 2007, BOK Financial recognized net losses of $817 thousand on its securities portfolio and a net gain of $254 thousand on securities held as an economic hedge of mortgage servicing rights.

Net gains on derivatives totaled $2.1 million for the first quarter of 2008 and $71 thousand for the first quarter of 2007. Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and the related hedged liabilities when adjustments are permitted by generally accepted accounting principles. Derivative instruments generally consist of interest rate swaps where the Company pays a variable rate based on LIBOR and receives a fixed rate. These swaps generally increase in value as interest rates fall.

The Company adopted Statement of Financial Accounting Standards No. 159, Fair Value Option ("FAS 159") effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133 were designated as being reported at fair value.


--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                 2008           2007             2007            2007             2007
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   23,913     $   20,402       $   15,541      $   13,317       $   13,282
Transaction card revenue                        23,558         23,512           23,812          22,917           20,184
Trust fees and commissions                      20,796         20,145           19,633          19,458           18,995
Deposit service charges and fees                27,686         29,938           27,885          26,797           24,598
Mortgage banking revenue                         7,217          6,912            5,809           4,034            5,520
Bank-owned life insurance                        2,512          2,614            2,520           2,525            2,399
Other revenue                                    8,182          9,831            8,517           7,916            6,609
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                   113,864        113,354          103,717          96,964           91,587
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                     (35)        (1,316)              42            (348)             694
Gain (loss) on securities, net                   4,620         (6,251)           4,748          (6,262)            (563)
Gain (loss) on derivatives, net                  2,113          1,529              865            (183)              71
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $  120,562     $  107,316       $  109,372      $   90,171       $   91,789
--------------------------------------------------------------------------------------------------------------------------


Other Operating Expense

Other operating expense for the first quarter of 2008 totaled $153.4 million, a $21.3 million or 16% increase over the first quarter of 2007. Personnel costs increased $9.8 million or 12% due largely to incentive compensation costs. Non-personnel expenses increased $11.5 million or 21% due largely to increased operating costs from acquisitions during 2007 and higher deposit insurance costs.

Personnel expense

Personnel expense totaled $88.1 million for the first quarter of 2008 and $78.3 million for the first quarter of 2007. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel cost totaled $52.6 million, up $3.4 million or 7% over the first quarter of 2007. The increase in regular compensation expense was due primarily to a 217 person or 6% increase in average staffing. The increase in average staffing was largely due to acquisitions in the second quarter of 2007.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Personnel Expense
(Dollars in thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2008             2007           2007              2007             2007
                                   ----------------------------------------------------------------------------------
Regular compensation               $    52,576     $    52,316     $    53,592      $    51,821      $    49,128
Incentive compensation:
     Cash-based                         19,287          19,568          15,559           12,485           15,045
     Stock-based                         2,272           1,794           2,345            3,097            1,527
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            21,559          21,362          17,904           15,582           16,572
Employee benefits                       13,971          10,834          11,816           12,651           12,628
Workforce reduction costs, net               -               -           2,499                -                -
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $    88,106     $    84,512     $    85,811      $    80,054      $    78,328
---------------------------------------------------------------------------------------------------------------------
Number of employees
  (full-time equivalent)                 4,135           4,110           4,299            4,093            3,918
---------------------------------------------------------------------------------------------------------------------

Incentive compensation increased $5.0 million or 30% to $21.6 million. Expense for cash-based incentive compensation plans increased $4.2 million or 28%. These plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over the first quarter of 2007 included a $4.1 million increase in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards increased $876 thousand compared with the first quarter of 2007. This increase reflected changes in the market value of BOK Financial common stock. The market value of BOK Financial common stock increased $0.53 per share in the first quarter of 2008 and decreased $5.45 per share in the first quarter of 2007. Compensation expense for equity awards decreased $131 thousand or 6% compared with the first quarter of 2007. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense totaled $14.0 million, a $1.3 million or 11% increase over 2007. Medical insurance costs were up $1.1 million or 35% due to an increase in claims during the first quarter of 2008. The Company self-insures a portion of its employee health care coverage, which increases the volatility of this expense.

Data processing and communications expense

Data processing and communications expense totaled $18.9 million, up $1.9 million or 11% over the first quarter of 2007. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing costs increased $1.2 million or 11% due to growth in processing volumes and acquisitions during the second quarter of 2007. Transaction card processing costs increased $720 thousand or 11% due to growth in processing volume.

Data processing and communications expense decreased $193 thousand or 4% annualized compared with the fourth quarter of 2007.

Other operating expenses

Occupancy and equipment expenses totaled $15.1 million for the first quarter of 2008, up $1.9 million or 14% over 2007. Growth in occupancy expense was due to 28 new branch locations added since March 31, 2007, including 16 added from bank acquisitions in the second quarter of 2007. Occupancy and equipment expense was down $405 thousand compared with the fourth quarter of 2007.

Insurance expense increased $3.0 million compared to the first quarter of 2007 due to an increase in FDIC insurance premiums. A one-time credit granted to eligible depository institutions by the Federal Deposit Insurance Reform Act of 2005 to offset deposit insurance premiums was largely used by the end of 2007.

Other operating expenses for the first quarter of 2008 included a $2.6 million provision for losses on residential mortgage loans sold with recourse. The Company's obligation to repurchase these loans is more-fully discussed in the Loan Commitments section of this report. Other operating expenses for the first quarter of 2008 were reduced by $2.8 million from the reversal of the contingent liability to support Visa's antitrust litigation which was first recognized in the fourth quarter of 2007. Visa established an escrow fund with a portion of the proceeds of its initial public offering for payments related to litigation matters.


----------------------------------------------------------------------------------------------------------------------
Table 4 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2008             2007           2007              2007             2007
                                   ----------------------------------------------------------------------------------
Personnel                          $    88,106     $    84,512     $    85,811      $    80,054      $    78,328
Business promotion                       4,639           6,528           5,399            5,391            4,570
Professional fees and services           5,648           6,209           5,749            5,963            4,874
Net occupancy and equipment             15,061          15,466          14,752           13,860           13,206
Insurance                                3,710             843             759              693              722
Data processing & communications        18,893          19,086          18,271           18,402           16,974
Printing, postage and supplies           4,419           4,221           4,201            4,179            3,969
Net losses and operating
   expenses of repossessed assets          378             120             172              192              207
Amortization of intangible assets        1,925           2,382           2,397            1,443            1,136
Mortgage banking costs                   3,167           3,086           3,001            2,987            2,944
Change in fair value of mortgage
  servicing rights                       1,762           3,344           3,446           (5,061)           1,164
Other expense                            5,696          11,930           7,060            6,028            4,017
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   153,404     $   157,727     $   151,018      $   134,131      $   132,111
---------------------------------------------------------------------------------------------------------------------


Income Taxes

Income tax expense was $34.5 million or 36% of book taxable income for the first quarter of 2008 compared with $29.2 million or 36% of book taxable income for the first quarter of 2007.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was largely unchanged from December 31, 2007.


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

Net income provided by the Company's five principal business lines decreased $1.7 million compared with the first quarter of 2007. Falling short-term interest rates decreased the internal transfer pricing credit provided to units that generate lower-costing funds for the company. The effect of a lower internal transfer pricing credit is seen in the reduction in the business units' net interest revenue and the increased contribution by the Funds Management unit. Gains recognized by the business lines from the partial redemption of Visa Class B shares was partially offset by increased net loan losses charged off. The increased contribution by the Wealth Management unit was due to brokerage and trading activity.

--------------------------------------------------------------------------
Table 5 - Net Income by Line of Business
(In thousands)                               Three months ended March 31,
                                                  2008             2007
                                           -------------------------------
Regional banking                              $ 19,054         $ 24,910
Oklahoma corporate banking                      20,440           18,019
Mortgage banking                                  (977)              46
Oklahoma consumer banking                        9,242            9,461
Wealth management                               10,348            7,377
--------------------------------------------------------------------------
     Subtotal                                   58,107           59,813
Funds management and other                       4,158           (7,020)
--------------------------------------------------------------------------
     Total                                    $ 62,265         $ 52,793
--------------------------------------------------------------------------


Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, this Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division contributed $20.4 million or 33% to consolidated net income for the first quarter of 2008. This Division contributed $18.0 million or 34% to consolidated net income in the first quarter of 2007.

Net interest revenue decreased $1.4 million or 4%. The decrease in net interest revenue was due to tightened loan spreads compared to funding sources and increased non-accruing loans. Average earnings assets attributed to this division, which consists primarily of commercial loans, increased $130 million or 3% over 2007 to $4.6 billion. Average loans increased $31 million or 1% to $4.4 billion. Energy loans increased $125 million and indirect automobile loans increased $62 million. Average food and agri-business loans decreased $157 million. Average funds provided to the funds management unit increased $98 million. Average deposits attributed to the Oklahoma Corporate Banking Division increased $200 million or 9%. Operating revenue grew $2.9 million or 14%. Operating revenue provided by TransFund increased $1.6 million or 19%. Operating expenses, which consist primarily of personnel and data processing costs, increased $1.4 million or 5%.

A portion of the gain on partial redemption of Visa Class B shares increased pre-tax income for the Oklahoma Corporate Banking Division $4.7 million in the first quarter of 2008. Net loans charged off for the Oklahoma Corporate Banking Division totaled $2.2 million or 0.18% of average loans in the first quarter of 2008, compared with net charge-offs of

$1.3 million or 0.12% of average loans in the first quarter of 2007. The increase in net loan charge-offs included a $517 thousand increase in losses on indirect automobile loans.


Table 6 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                            Three months ended March 31,
                                        ----------------------------------
                                               2008              2007
                                           ------------- --- -------------
NIR (expense) from external sources     $      52,410     $      59,773
NIR (expense) from internal sources           (16,176)          (22,172)
                                           -------------     -------------
Net interest revenue                           36,234            37,601

Other operating revenue                        23,856            20,995
Operating expense                              29,152            27,754
Gains on financial instruments, net             4,689                 -
Net loans charged off                           2,173             1,331
Net income                                     20,440            18,019

Average assets                          $   6,100,234     $   5,710,718
Average economic capital                      397,650           405,880

Return on assets                                 1.35%             1.28%
Return on economic capital                      20.67%            18.01%
Efficiency ratio                                48.51%            47.37%


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

The Oklahoma Consumer Banking Division contributed $9.2 million or 15% to consolidated net income for the first quarter of 2008, compared to $9.5 million or 18% of consolidated net income for the first quarter of 2007. Net interest revenue decreased $1.4 million or 8% over 2007 due primarily to a decrease in the internal transfer pricing credit. Average loans attributed to the Oklahoma Consumer Banking Division in 2008 increased $23 million or 8% compared with 2007. Average deposits provided by the Oklahoma Consumer Banking Division grew $61 million or 2% to $3.0 billion. Average demand deposits were up $22 million or 6% over 2007. Interest bearing deposits increased $39 million or 2%, including a $147 million or 13% increase in interest bearing transaction accounts and a $108 million or 7% decrease in time deposits. Other operating revenue was up $1.2 million or 7% over 2007 largely from check card revenue and overdraft fees. Operating expenses increased $1.5 million or 7% over 2007, including a $568 thousand or 7% increase in personnel expense and a $919 thousand or 7% increase in non-personnel expense. The increase in operating expense was largely due to higher deposit insurance costs.

Net loans charged-off, which consist primarily of overdrawn deposit accounts, totaled $562 thousand for the first quarter of 2008 and $261 thousand for the first quarter of 2007. Pre-tax income for the first quarter of 2008 included $1.6 million from the partial redemption of Visa's Class B shares.

Table 7 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                          Three months ended March 31,
                                      ----------------------------------
                                             2008              2007
                                         -------------     -------------
NIR (expense) from external sources   $     (14,866)    $     (17,152)
NIR (expense) from internal sources          31,550            35,215
                                         -------------     -------------
Net interest revenue                         16,684            18,063

Other operating revenue                      19,066            17,879
Operating expense                            21,662            20,175
Gains on financial instruments, net           1,576                 -
Net loans charged off                           562               261
Net income                                    9,242             9,461

Average assets                        $   2,990,655     $   2,929,035
Average economic capital                     57,910            64,490

Return on assets                               1.24%             1.31%
Return on economic capital                    64.19%            59.50%
Efficiency ratio                              60.59%            56.13%


Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOk Mortgage incurred a net loss of $977 thousand in the first quarter of 2008 compared to net income of $46 thousand in the first quarter of 2007. An increase in the provision for off-balance sheet credit risk on mortgage loans sold with recourse reduced net income $1.6 million in the first quarter of 2008. Changes in the fair value of mortgage servicing rights, net of hedging activity, reduced net income $960 thousand in 2008 and $556 thousand in 2007.

Mortgage banking activities consisted primarily of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. In addition, the Mortgage Banking Division holds a permanent portfolio of $425 million of residential mortgage loans which generated net income of $410 thousand in the first quarter of 2008 and $332 thousand in the first quarter of 2007.

Loan Production Sector

Loan production revenue totaled $3.8 million in 2008, including $4.4 million of capitalized mortgage servicing rights, partially offset by net losses on mortgage loans sold. Loan production revenue totaled $2.2 million in 2007. Capitalized mortgage servicing rights provided $2.3 million, partially offset by net losses on mortgage loans sold. The average initial fair value of servicing rights on mortgage loans funded was 1.46% for 2008 and 1.36% for 2007. Mortgage loans funded totaled $301 million in 2008 and $215 million in 2007. Approximately 58% and 15% of the loans funded during the first quarter of 2008 were in Oklahoma and Texas, respectively. Operating expenses, excluding direct loan production costs which are recognized as part of the gain or loss on loans sold, totaled $3.5 million in 2008 and $2.6 million in 2007. Pre-tax gain from loan production totaled $987 thousand for the first quarter of 2008 compared with a pre-tax loss of $167 thousand for the first quarter of 2007. The pipeline of mortgage loan applications totaled $525 million at March 31, 2008, compared to $267 million at March 31, 2007 and $330 million at December 31, 2007.

Loan Servicing Sector

The loan servicing sector had a pre-tax loss of $609 thousand for the first quarter of 2008 compared with a pre-tax loss of $871 thousand for 2007. We recognized a net pre-tax loss of $1.6 million in 2008 and a net pre-tax loss of $910 thousand in 2007 from changes in the value of mortgage servicing rights and economic hedging activities. Changes in mortgage commitment rates, prepayment speed assumptions, discount rates and other estimates of future activities decreased the fair value of mortgage servicing rights recognized in earnings by $1.8 million in the first quarter of 2008. These same factors decreased the fair value of mortgage servicing rights $1.2 million in 2007. Changes in the fair value of securities designated as an economic hedge of our servicing rights did not fully offset the decrease in value of our servicing rights. Economic hedge activity produced net gains of $191 thousand in 2008 and $254 thousand in 2007.

Servicing revenue, including revenue on loans serviced for affiliates, totaled $4.9 million in 2008 compared to $4.3 million in 2007. The average outstanding balance of loans serviced was $4.9 billion during the first quarter of 2008 compared to $4.4 billion during 2007. Servicing revenue per outstanding loan principal was 36 basis points in 2008 compared with 38 basis points in 2007. Servicing costs totaled $1.9 million for the first quarters of 2008 and 2007. At March 31, 2008, the number of loans serviced by BOk Mortgage totaled 58,082. Serviced loans delinquent 90 days or more or in process of foreclosure totaled 547 or 0.94% of loans serviced; 349 of these loans are in Oklahoma, 56 are in Arkansas and 42 are in Texas.

The fair value of mortgage servicing rights decreased $3.5 million during the first quarter of 2008 and $3.2 million during the first quarter of 2007 due to actual runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statement of Earnings.


Table 8 -  Mortgage Banking
 (Dollars in Thousands)
                                               Three months ended March 31,
                                           ----------------------------------
                                                  2008              2007
                                              -------------     -------------
NIR (expense) from external sources        $      11,652     $       7,815
NIR (expense) from internal sources               (9,121)           (6,952)
                                              -------------     -------------
Net interest revenue                               2,531               863

Capitalized mortgage servicing rights              4,405             2,349
Other operating revenue                            3,675             4,940
Operating expense                                 10,415             7,098
Change in fair value of mortgage servicing
   rights                                          1,762             1,164
Gains on financial instruments, net                  191               254
Net income (loss)                                   (977)               46

Average assets                             $     885,465     $     621,835
Average economic capital                          25,900            24,530

Return on assets                                   (0.44)%           0.03%
Return on economic capital                        (15.17)%           0.76%
Efficiency ratio                                   98.15%           87.07%


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

At March 31, 2008, financial instruments with a fair value of $183 million and an unrealized gain of $2.7 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At March 31, 2008, the pre-tax results of this modeling on reported earnings were:

Table 9 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                           50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights    $    3,153           $   (5,375)
Fair value of hedging instruments              (5,148)               5,094
                                          ----------------- ----------------
   Net                                     $   (1,995)          $     (281)
                                          ----------------- ----------------


Table 9 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase the fair value of our servicing rights $3.2 million while a 50 basis point decrease is expected to reduce the fair value $5.4 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. This is much less of a limit of the speed at which mortgage loans may prepay in a declining rate environment.

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

Wealth Management contributed $10.3 million or 17% to consolidated net income for the first quarter of 2008. This compared to $7.4 million or 14% of consolidated net income for 2007.

Trust and private financial services provided $5.7 million of net income in 2008, down $241 thousand or 4% from 2007. Net interest revenue provided by trust and private financial services decreased $1.3 million or 14% due to the lower funds transfer pricing rate. Average deposits attributed to the Wealth Management unit were $1.4 billion for the first quarter of 2008, up 25% over the first quarter of 2007.

Trust fees and commissions for the Wealth Management line of business totaled $18.0 million, a $1.7 million or 10% increase over last year. At March 31, 2008 and 2007, the Wealth Management line of business was responsible for trust assets with aggregate market values of $32.6 billion and $30.6 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $12.7 billion of trust assets at March 31, 2008 compared to $11.3 billion of trust assets at March 31, 2007. The fair value of non-managed assets increased $407 million to $12.3 billion at March 31, 2008. Assets held in safekeeping totaled $7.5 billion at March 31, 2008. Operating expenses attributed to trust and private financial services totaled $16.8 million for the first quarter of 2008, up 3% over the first quarter of 2007. Personnel costs decreased $314 thousand due primarily to lower incentive compensation costs. Non-personnel costs increased $727 thousand or 11% due to higher deposit insurance costs.

Brokerage and trading activities provided $4.6 million of net income in 2008 to the Wealth Management line of business compared to $1.4 million in 2007. Operating revenue increased $11.7 million or 86% due to brokerage and trading revenue and fees earned on margin assets. Operating expenses, which consisted primarily of compensation expense increased $5.7 million or 53%. Incentive compensation expense which is directly related to revenue growth was up $4.9 million.


Table 10 -  Wealth Management
 (Dollars in Thousands)
                                               Three months ended March 31,
                                          ----------------------------------
                                                 2008              2007
                                             -------------     -------------
NIR (expense) from external sources       $       2,994     $       4,525
NIR (expense) from internal sources               3,851             4,286
                                             -------------     -------------
Net interest revenue                              6,845             8,811

Other operating revenue                          43,881            30,533
Operating expense                                33,396            27,258
Net income                                       10,348             7,377

Average assets                            $   2,496,384     $   1,691,212
Average economic capital                        154,270           162,010

Return on assets                                   1.67%            1.77%
Return on economic capital                        26.98%           18.47%
Efficiency ratio                                  65.84%           69.28%


Regional Banking

Regional banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banking contributed $19.1 million or 31% to consolidated net income during the first quarter of 2008. This compares with $24.9 million or 47% of consolidated net income in 2007. Deposit insurance expense had a significant effect on regional banking due to its deposit growth over the past several years. Deposit insurance expense for all regional banks totaled $2.2 million for the first quarter of 2008 compared with $314 thousand for the first quarter of 2007. The decrease in net income contributed by regional banking came primarily from operations in Texas and Colorado. Net income for 2008 in Texas and Colorado decreased $3.4 million or 25% and $1.5 million or 37%, respectively, from the previous year.

The decrease in net income provided by Texas operations was due to lower net interest revenue, higher operating costs and an increase in net loans charged-off. Net interest revenue decreased $438 thousand or 1%. Although earning assets continued to grow, net interest revenue decreased due to a reduction in the transfer pricing credit rate paid to Bank of Texas as a provider of funds to the Funds Management unit. Average earning assets increased $433 million, including a $594 million or 22% increase in average loans partially offset by a decrease in funds sold to the funds management unit. Average loans totaled $3.2 billion for the first quarter of 2008 and $2.7 billion for the first quarter of 2007. Middle market loans were up $142 million or 20% with solid growth in both Dallas-Fort Worth and Houston. The acquisition of Worth National Bank added $135 million of average outstanding loans in the Fort Worth market. Energy loans decreased $26 million or 5% and real estate loans increased $15 million or 4%. Community banking loans increased $249 million over last year due primarily to growth in the Fort Worth market. The growth in average earning assets was funded primarily by a $381 million or 14% increase in average deposits. Average deposits totaled $3.1 billion for the first quarter of 2008 and $2.7 billion for the first quarter of 2007. Corporate banking deposits were up $99 million or 14%. Average community banking deposits increased $143 million, primarily in the Fort Worth market. Consumer banking deposits also increased, up $103 million or 11%.

Other operating revenue in the Texas market increased $1.3 million or 21% over 2007 due primarily to a $819 thousand increase in deposit fees. Operating expenses were up $5.5 million or 25%, including a $2.1 million or 17% increase in personnel costs and a $3.4 million increase in non-personnel expense. The increase in personnel expense included $700 thousand for Worth National Bank operations personnel, which was converted onto Bank of Texas systems in February, 2008. Non-personnel expense included a $1.2 million increase in deposit insurance costs and a $550 thousand increase in amortization expense related to the Worth National Bank acquisition.

Net income decreased at our Colorado operations $1.5 million or 37%. Net interest revenue increased $993 thousand or 10% over 2007. Average earning assets attributed to our Colorado operations increased $256 million or 18%.

Average loans totaled $794 million for the first quarter of 2008, up $108 million or 16% over 2007. Energy loans in the Colorado market increased $19 million or 7%. Commercial real estate loans were up $51 million or 27%, including commercial real estate loans acquired with First United Bank. Securities and funds sold to the funds management unit increased $147 million. Average deposits increased $235 million or 27% to $1.1 billion, including consumer deposit growth of $97 million and wealth management deposit growth of $117 million.

Other operating revenue increased $562 million or 18% due primarily to growth in deposit service charges. Deposit service charges were up $248 thousand or 106%, including fees on deposit accounts acquired with First United Bank. Trust fees and commission increased $52 thousand or 2% over the first quarter of 2007. The fair value of trust assets overseen by Colorado State Bank and Trust was $2.9 billion at March 31, 2008, up $241 million or 9% from March 31, 2007. Operating expenses in Colorado increased $3.8 million or 56% over last year due largely to personnel and operating costs associated with First United Bank along with higher deposit insurance expenses. Personnel expenses were up $1.0 million or 29% and occupancy and equipment expenses were up $871 thousand or 128%, including additional expenses from the First United acquisition. First United also increased intangible amortization expense $255 thousand. Deposit insurance expense for Colorado totaled $636 thousand for the first quarter of 2008 and $23 thousand for the first quarter of 2007.

Net income in New Mexico totaled $5.7 million for the first quarter 2008, up $152 thousand over 2007. Net interest revenue increased $415 thousand or 3% while operating revenue was up $314 thousand or 8%. Average loans increased $77 million or 11% to $794 million for the first quarter of 2008. Commercial loans were up $39 million and commercial real estate loans were up $26 million. Average deposits in the New Mexico market decreased $10 million or 1%. Consumer deposits were down $15 million. Operating expenses increased $634 thousand or 9%.

Net income from our operations in Arkansas was up $167 thousand or 23%. Net interest revenue increased $685 thousand or 33% due primarily to growth in indirect automobile loans. Average indirect automobile loans were $165 million for the first quarter of 2008, up $76 million or 86% over the first quarter of 2007. Net loans charged off increased $431 thousand over the first quarter last year. Auto loans charged off in the first quarter of 2008 totaled $609 thousand, up $462 thousand over 2007.

Net income from our operations in Arizona decreased $495 thousand due to an increase in net loans charged-off and higher operating costs. Net income for the first quarter of 2008 totaled $191 thousand compared with net income of $686 thousand for the first quarter of 2007. Net loans charged-off were $814 thousand for the first quarter of 2008. No loans were charged off in the first quarter of 2007.

Net interest revenue grew $348 thousand or 8%. Average loans increased $75 million or 16% to $553 million. Small business and middle market commercial loans increased $76 million compared to 2007. Average commercial real estate loans decreased $43 million in Phoenix and increased $40 million in Tucson. Operating expenses increased $438 thousand or 12%, including a $235 thousand or 11% increase in personnel costs.

We initiated full-service banking operations in the Kansas City market in late 2006. Currently, we have one location in Overland Park, Kansas and one location in Kansas City, Missouri. During the first quarter of 2008, operations in the Kansas City market incurred a $781 thousand net loss, compared with a $73 thousand net loss in the first quarter of 2007. The increased loss was due to loans charged off. Net loans charged off totaled $1.7 million for the first quarter of 2008, including a $1.0 million charge off of an individual cattle loan, compared to $1 thousand for the first quarter of 2007. Net interest revenue increased $762 thousand or 53% due to loan and deposit growth. Loans were up $118 million, including $89 million in food and agri-business lending. Deposits were up $54 million. Operating expenses were up $543 thousand due to the addition of a second location during 2007.

Table 11 -  Bank of Texas
 (Dollars in Thousands)
                                                Three months ended March 31,
                                            ----------------------------------
                                                   2008              2007
                                               -------------     -------------
NIR (expense) from external sources         $      44,660     $      45,307
NIR (expense) from internal sources                (6,990)           (7,199)
                                               -------------     -------------
Net interest revenue                               37,670            38,108

Other operating revenue                             7,597             6,285
Operating expense                                  27,232            21,711
Gains on financial instruments, net                   258               185
Net loans charged off                               1,907             1,145
Net income                                         10,471            13,903

Average assets                              $   4,614,978     $   3,956,383
Average economic capital                          196,670           294,920
Average invested capital                          448,550          462,000

Return on assets                                     0.91%           1.43%
Return on economic capital                          21.41%          19.12%
Return on average invested capital                   9.39%          12.20%
Efficiency ratio                                    60.16%          48.91%


Table 12 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                 Three months ended March 31,
                                             ----------------------------------
                                                    2008              2007
                                                -------------     -------------
NIR (expense) from external sources          $      17,087     $      17,711
NIR (expense) from internal sources                 (4,187)           (5,226)
                                                -------------     -------------
Net interest revenue                                12,900            12,485

Other operating revenue                              4,239             3,925
Operating expense                                    7,948             7,314
Gains on financial instruments, net                    190                50
Net loans charged off                                  113               131
Net income                                           5,660             5,508

Average assets                               $   1,809,840     $   1,538,373
Average economic capital                            98,060            87,870
Average invested capital                           117,150           106,960

Return on assets                                     1.26%             1.45%
Return on economic capital                          23.21%            25.42%
Return on average invested capital                  19.43%            20.88%
Efficiency ratio                                    46.37%            44.57%

Table 13 - Bank of Arkansas
 (Dollars in Thousands)
                                                 Three months ended March 31,
                                             ----------------------------------
                                                    2008              2007
                                                -------------     -------------
NIR (expense) from external sources          $       4,263     $       3,441
NIR (expense) from internal sources                 (1,528)           (1,391)
                                                -------------     -------------
Net interest revenue                                 2,735             2,050

Other operating revenue                                355               334
Operating expense                                    1,063             1,041
Gains (losses) on financial instruments, net             7               (13)
Net loans charged off                                  574               142
Net income                                             892               725

Average assets                               $     411,831     $     282,367
Average economic capital                            23,300            18,280
Average invested capital                            23,300            18,280

Return on assets                                      0.87%            1.04%
Return on economic capital                           15.40%           16.08%
Return on average invested capital                   15.40%           16.08%
Efficiency ratio                                     34.40%           43.67%


Table 14 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                Three months ended March 31,
                                            ----------------------------------
                                                   2008              2007
                                               -------------     -------------
NIR (expense) from external sources         $      16,932     $      17,410
NIR (expense) from internal sources                (5,561)           (7,031)
                                               -------------     -------------
Net interest revenue                               11,371            10,379

Other operating revenue                             3,749             3,187
Operating expense                                  10,508             6,747
Gains on financial instruments, net                    66                67
Net loans charged off                                 417                74
Net income                                          2,621             4,161

Average assets                              $   1,912,216     $   1,557,792
Average economic capital                          106,030            72,020
Average invested capital                          161,330           127,320

Return on assets                                     0.55%            1.08%
Return on economic capital                           9.94%           23.43%
Return on average invested capital                   6.53%           13.25%
Efficiency ratio                                    69.50%           49.73%

Table 15 - Bank of Arizona
 (Dollars in Thousands)
                                             Three months ended March 31,
                                          ----------------------------------
                                                 2008              2007
                                             -------------     -------------
NIR (expense) from external sources       $       8,790     $       9,557
NIR (expense) from internal sources              (3,867)           (4,982)
                                             -------------     -------------
Net interest revenue                              4,923             4,575

Other operating revenue                             276               184
Operating expense                                 4,074             3,636
Net loans charged off                               814                 -
Net income                                          191               686

Average assets                            $     594,469     $     552,591
Average economic capital                         53,230            47,660
Average invested capital                         69,880           64,310

Return on assets                                   0.13%            0.50%
Return on economic capital                         1.44%            5.84%
Return on average invested capital                 1.10%            4.33%
Efficiency ratio                                  78.36%           76.40%


Table 16 - Bank of Kansas City
 (Dollars in Thousands)
                                                Three months ended March 31,
                                            ----------------------------------
                                                   2008              2007
                                               -------------     -------------
NIR (expense) from external sources         $       4,950     $       4,276
NIR (expense) from internal sources                (2,738)           (2,826)
                                               -------------     -------------
Net interest revenue                                2,212             1,450

Other operating revenue                               768               461
Operating expense                                   2,572             2,029
Net loans charged off                               1,686                 1
Net loss                                             (781)              (73)

Average assets                              $     397,767     $     257,448
Average economic capital                           15,340             6,820
Average invested capital                           15,340            6,820

Return on assets                                    (0.79)%          (0.11)%
Return on economic capital                         (20.48)%          (4.34)%
Return on average invested capital                 (20.48)%          (4.34)%
Efficiency ratio                                    86.31%          106.17%


Financial Condition

Securities

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At March 31, 2008, investment securities were carried at $256 million and had a fair value of $256 million. Management has the ability and intent to hold these securities until they mature.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $5.7 billion at March 31, 2008, down $7.3 million compared with the previous year-end. Mortgage-backed securities represented 96% of total available for sale securities.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The effective duration of the mortgage-backed securities portfolio was approximately
2.7 years at March 31, 2008 based on a range of interest rate and prepayment assumptions. Management estimates that the effective duration would extend to approximately 3.4 years assuming a 300 basis point immediate rate shock. Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are either fully or partially guaranteed. Credit risk on mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.

During the first half of 2007, the Company invested $41 million in variable rate perpetual preferred stocks issued by six major banks and brokerage houses. Although these issuers remain rated investment grade by the major rating agencies and all scheduled dividend payments have been made, the fair values of these stocks declined to $33 million at December 31, 2007. An other-than-temporary impairment charge of $8.6 million was recognized in the fourth quarter of 2007. The fair value of these stocks declined to $27.5 million at March 31, 2008. Based on widening credit spreads, the duration and severity of the reduction in fair value and the market's negative outlook on the financial services sector for 2008, we determined that a recovery of fair value to at least the cost basis of these securities was not expected in the near term. An additional other-than-temporary impairment charge of $5.3 million was recognized in the first quarter of 2008.

Net unrealized losses on available for sale securities totaled $28 million at March 31, 2008 compared with net unrealized losses of $37 million at December 31, 2007. The aggregate gross amount of unrealized losses at March 31, 2008 totaled $91 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The portfolio does not hold any securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $390 million of Alt-A mortgage-backed securities were held at March 31, 2008 with a total unrealized loss of $22 million. Approximately 80% of the Alt-A backed securities, including all Alt-A mortgage-backed securities originated in 2006 and 2007, are AAA rated and are credit enhanced with additional collateral support. Approximately 94% of all of our Alt-A mortgage-backed securities represent pools of fixed-rate mortgage loans. Management has evaluated these securities and believes that the unrealized losses are due to market interest rates, credit spreads and liquidity. We expect to collect principal and interest due on the securities. We have considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

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

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.4 billion at March 31, 2008, a $370 million or 12% annualized increase since December 31, 2007. Loan growth was broadly distributed among the various segments of the portfolio and across all geographic markets.

---------------------------------------------------------------------------------------------------------------------
Table 17 - Loans
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2008             2007           2007             2007            2007
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,966,996    $   1,954,967   $   1,852,681   $   1,842,888    $   1,781,224
  Services                               1,784,723        1,721,143       1,671,291       1,686,650        1,596,844
  Wholesale/retail                       1,206,224        1,081,172       1,039,855       1,017,486        1,015,229
  Manufacturing                            542,297          493,185         536,631         596,002          622,329
  Healthcare                               733,086          680,294         648,871         606,965          642,876
  Agriculture                              248,345          236,860         259,904         313,247          309,439
  Other commercial and industrial          475,187          569,884         501,128         485,594          474,415
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   6,956,858        6,737,505       6,510,361       6,548,832        6,442,356
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development      1,066,096        1,004,547         975,764         916,526          925,762
  Multifamily                              236,787          214,388         234,182         221,069          249,080
  Other real estate loans                1,529,041        1,531,537       1,575,089       1,654,385        1,375,805
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,831,924        2,750,472       2,785,035       2,791,980        2,550,647
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family residential
    properties                           1,529,769        1,531,296       1,497,568       1,399,637        1,318,291
  Residential mortgages held for sale       91,905           76,677          73,488         116,257           75,011
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,621,674        1,607,973       1,571,056       1,515,894        1,393,302
---------------------------------------------------------------------------------------------------------------------

Consumer:
  Indirect automobile                      685,803          625,203         592,207         554,150          500,663
  Other consumer                           291,401          296,094         292,505         288,526          256,326
---------------------------------------------------------------------------------------------------------------------
      Total consumer                       977,204          921,297         884,712         842,676          756,989
---------------------------------------------------------------------------------------------------------------------

  Total                              $  12,387,660    $  12,017,247   $  11,751,164   $  11,699,382    $  11,143,294
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio increased $219 million during the first quarter of 2008 to $7.0 billion at March 31, 2008. Energy loans totaled $2.0 billion or 16% of total loans. Outstanding energy loans increased $12 million or 2% annualized during the first quarter of 2008. Approximately $1.7 billion of energy loans was to oil and gas producers, up from $1.6 billion at December 31, 2007. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The energy category of our loan portfolio is distributed $1.0 billion in Oklahoma, $596 million in Texas and $295 million in Colorado.

The services sector of the loan portfolio totaled $1.8 billion or 14% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $706 million of the outstanding balance of services loans is attributed to Texas, $539 million to Oklahoma, $232 million to New Mexico and $112 million to Arizona.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 17.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2008, the outstanding principal balance of these loans totaled $1.8 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 28% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.8 billion or 23% of the loan portfolio at March 31, 2008. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans increased $81 million or 12% annualized from the previous year end. Growth in commercial real estate loans was located primarily in Oklahoma and Arizona. Commercial real estate loans were up $52 million in Oklahoma and $18 million in Arizona.

Construction and land development included $806 million of loans for single family residential lots and premises, up $49 million since December 31, 2007. Approximately $304 million of our single family residential lots and premises loans are attributed to the Oklahoma market, $233 million to the Texas market, $128 million to the Colorado market and $104 million to the Arizona market. Other commercial real estate loans included $580 million in Oklahoma, $449 million in Texas, $173 million in New Mexico and $166 million in Arizona. The major components of other commercial real estate loans were retail facilities - $410 million and office buildings $414 million.

Residential mortgage loans, excluding loans held for sale, totaled $1.5 billion, down $1.5 million since December 31, 2007. At March 31, 2008, residential mortgage loans included $474 million of home equity loans, $463 million of loans held for business relationship purposes, $425 million of adjustable rate mortgages and $140 million of loans held for community development. We have no concentration in sub-prime residential mortgage loans. Our portfolio of adjustable rate mortgage loans is generally underwritten to prime standards and does not include loans with initial rates that are below market.

At March 31, 2008, consumer loans included $686 million of indirect automobile loans. Approximately $462 million of these loans were purchased from dealers in Oklahoma and $173 million were purchased from dealers in Arkansas. The remaining $51 million were purchased from dealers in Texas. Indirect automobile loans grew $61 million during first quarter of 2008, including $26 million in Texas, $17 million in Oklahoma and $17 million in Arkansas. Approximately 7% of the outstanding balance at March 31, 2008 is considered near-prime, which is defined as loans to borrowers that had poor credit in the past but have re-established credit over a period of time. We generally do not originate sub-prime indirect automobile loans.

---------------------------------------------------------------------------------------------------------------------
Table 18 - Loans by Principal Market Area
(In thousands)

                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2008             2007           2007             2007            2007
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,248,424    $   3,219,176   $   3,113,412   $   3,317,877    $   3,294,873
   Commercial real estate                  958,796          907,034         875,135         897,838          895,585
   Residential mortgage                  1,080,882        1,080,483       1,058,142         971,692          945,147
   Residential mortgage held for sale       91,905           76,677          73,488         112,596           75,011
   Consumer                                586,695          576,070         562,631         540,986          509,787
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,966,702    $   5,859,440   $   5,682,808   $   5,840,989    $   5,720,403
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   2,124,192    $   1,985,645   $   1,941,731   $   1,856,049    $   1,797,262
   Commercial real estate                  838,781          846,303         913,910         888,118          721,207
   Residential mortgage                    262,305          275,533         266,850         263,344          216,087
   Consumer                                168,949          142,958         133,391         135,659          105,604
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,394,227    $   3,250,439   $   3,255,882   $   3,143,170    $   2,840,160
                                    ---------------------------------------------------------------------------------

New Mexico:
   Commercial                        $     472,543    $     473,262   $     446,573   $     434,394    $     424,539
   Commercial real estate                  266,471          261,056         256,994         263,342          279,203
   Residential mortgage                     85,834           84,336          83,274          81,521           77,800
   Consumer                                 14,977           16,105          15,769          13,225           11,493
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     839,825    $     834,759   $     802,610   $     792,482    $     793,035
                                    ---------------------------------------------------------------------------------

Arkansas:
   Commercial                        $     100,489    $     106,328   $     117,993   $     103,534    $      96,084
   Commercial real estate                  130,956          124,317         107,588         102,537           97,190
   Residential mortgage                     16,621           16,393          18,411          22,508           21,825
   Consumer                                180,551          163,626         148,404         129,431          103,662
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     428,617    $     410,664   $     392,396   $     358,010    $     318,761
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     486,525    $     490,373   $     491,204   $     480,097    $     457,758
   Commercial real estate                  261,099          252,537         247,802         274,610          199,736
   Residential mortgage                     31,011           26,556          26,322          18,516           15,501
   Consumer                                 17,552           16,457          18,623          18,470           17,746
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     796,187    $     785,923   $     783,951   $     791,693    $     690,741
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $     174,360    $     157,341   $     147,103   $     124,765    $     120,351
   Commercial real estate                  335,717          318,170         349,840         326,951          316,661
   Residential mortgage                     50,719           46,269          43,510          43,192           41,731
   Consumer                                  6,815            5,522           5,491           4,683            8,654
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     567,611    $     527,302   $     545,944   $     499,591    $     487,397
                                    ---------------------------------------------------------------------------------

Kansas:
   Commercial                        $     350,325    $     305,380   $     252,345   $     232,116    $     251,489
   Commercial real estate                   40,104           41,055          33,766          38,584           41,065
   Residential mortgage                      2,397            1,726           1,059           2,525              200
   Consumer                                  1,665              559             403             222               43
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $     394,491    $     348,720   $     287,573   $     273,447    $     292,797
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  12,387,660    $  12,017,247   $  11,751,164   $  11,699,382    $  11,143,294
                                    ---------------------------------------------------------------------------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.6 billion and standby letters of credit which totaled $572 million at March 31, 2008. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company also has off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At March 31, 2008, the principal balance of loans sold subject to recourse obligations totaled $393 million and the recourse reserve totaled $6.3 million. Approximately 1.5% of the loans sold with recourse is either delinquent more than 90 days, in bankruptcy or in foreclosure. The provision for mortgage loans sold with recourse was $2.6 million in the first quarter of 2008. Actual losses incurred during the first quarter of 2008 totaled $543 thousand. The program to sell mortgage loans with recourse was discontinued in the first quarter of 2008.

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

Derivative contracts are carried at fair value. At March 31, 2008, the fair values of derivative contracts reported as assets under these programs totaled $711 million. This included energy contracts with fair values of $578 million, interest rate contracts with fair values of $103 million and foreign exchange contracts with fair values of $21 million. The aggregate net fair values of derivative contracts reported as liabilities totaled $378 million. As of January 1, 2008, the Company adopted FASB Staff Position FIN 39-1 which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative liabilities at March 31, 2008 was reduced by $341 million of cash collateral.

Approximately 98% of the fair value of asset contracts was with customers. The credit risk of these contracts is generally backed by energy production or other collateral. The remaining 2% was with dealer counterparties, consisting primarily of highly-rated financial institutions and energy companies. The maximum net exposure to any single customer or counterparty totaled $88 million.

Our maximum net exposure at March 31, 2008 was to SemGroup, LP. Mr. Thomas S. Kivisto, President and CEO of SemGroup, LP is a member of BOK Financial's board of directors. Our exposure to SemGroup, LP consists primarily of option contracts to sell oil and natural gas in varying monthly quantities over the next seven months. The pricing, collateral and other terms of these contracts are consistent with terms we offer to similarly risk-graded customers.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. Combined, these reserves totaled $156 million or 1.27% of outstanding loans at March 31, 2008 and $148 million or 1.24% of outstanding loans at December 31, 2007.

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $137 million at March 31, 2008 compared with $127 million at December 31, 2007. These amounts represented 1.11% and 1.06% of outstanding loans, excluding loans held for sale, at March 31, 2008 and December 31, 2007, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 123% of outstanding balance of nonperforming loans at March 31, 2008 compared to 134% at year-end 2007. Net loans charged off during the first quarter of 2008 increased to $8.9 million in the first quarter of 2008 compared to $7.3 million in the previous quarter and $3.1 million in the first quarter of 2007. The ratio of net loans charged off to average outstanding loans was 0.29% for the first quarter of 2008 compared with 0.25% in fourth quarter of 2007 and 0.12% in the first quarter of 2007. Net commercial loan and commercial real estate loan charge-offs increased $1.3 million and $183 thousand, respectively, compared with the previous quarter. Consumer loan net charge-offs, which includes deposit account overdraft losses, increased $124 thousand to $2.7 million. Net charge-offs of indirect auto loans totaled $1.6 million or for the first quarter of 2008, $618 thousand for the first quarter of 2007 and $1.0 million for the fourth quarter of 2007.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 19 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented for comparison with peer banks and others who have not adopted the preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

------------------------------------------------------------------------------------------------------------------------------
Table 19 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                                   2008             2007           2007            2007             2007
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     126,677     $     121,932   $     119,759  $     114,371    $     109,497
   Loans charged off:
      Commercial                                    4,244             2,731           3,072          5,454            3,123
      Commercial real estate                        1,602             1,369             339             57               30
      Residential mortgage                            814               891             394            300              124
      Consumer                                      4,418             3,939           3,684          3,000            3,110
------------------------------------------------------------------------------------------------------------------------------
      Total                                        11,078             8,930           7,489          8,811            6,387
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      435               242           1,172          1,649            1,471
      Commercial real estate                           52                 2              30             37               41
      Residential mortgage                             58                19              86             15              189
      Consumer                                      1,676             1,321           1,332          1,338            1,567
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,221             1,584           2,620          3,039            3,268
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                               8,857             7,346           4,869          5,772            3,119
Provision for loan losses                          18,764            12,091           7,104          7,570            7,993
Adjustments due to acquisitions                         -                 -             (62)         3,590                -
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     136,584     $     126,677   $     121,932  $     119,759    $     114,371
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      20,853     $      19,744   $      19,647  $      19,397    $      20,890
Provision for off-balance sheet credit losses      (1,193)            1,109              97            250           (1,493)
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      19,660     $      20,853   $      19,744  $      19,647    $      19,397
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $      17,571     $      13,200   $       7,201  $       7,820    $       6,500
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end (1)                                1.11%             1.06%           1.04%          1.03%            1.03%
Net charge-offs (annualized)
    to average loans (1)                             0.29              0.25            0.17           0.21             0.12
Total provision for credit losses (annualized)
    to average loans (1)                             0.58              0.45            0.25           0.28             0.24
Recoveries to gross charge-offs                     20.05             17.74           34.98          34.49            51.17
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         3.86x             4.31x           6.26x          5.19x            9.17x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.32%             0.35%           0.33%          0.33%            0.34%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.27              1.24            1.21           1.20             1.21
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At March 31, 2008, specific impairment reserves totaled $5.2 million on total impaired loans of $90 million. Specific impairment reserves were $4.4 million on total impaired loans of $74 million at December 31, 2007.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. At March 31, 2008 and December 31, 2007, the ranges of potential losses for the more significant factors were:

                                           March 31, 2008               December 31, 2007
                                          -----------------             -----------------
General economic conditions    -    $6.0 million to $9.9 million    $3.8 million to $7.6 million
Concentration in large loans   -    $1.4 million to $2.9 million    $1.4 million to $2.8 million


Nonspecific reserves attributed to general economic conditions increased in the first quarter of 2008. Weakness in the economy became more apparent due to rising materials, food and energy prices along with continued weakness in residential real estate markets.

The provision for credit losses totaled $17.6 million for the first quarter of 2008, $13.2 million for the fourth quarter of 2007 and $6.5 million for the first quarter of 2007. Factors considered in determining the provision for credit losses included trends in net losses and nonperforming loans, the application of statistical migration factors to loan growth and concentrations in commercial real estate and residential homebuilder loans. In addition, the outstanding balances of criticized and classified loans were increasing.


Nonperforming Assets

Information regarding nonperforming assets, which totaled $126 million at March 31, 2008 and $104 million at December 31, 2007, is presented in Table 20. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Total nonperforming assets were 1.02% of period-end loans and repossessed assets at March 31, 2008, up from 0.87% at December 31, 2007. This represents a return of the nonperforming assets to outstanding loans and repossessed assets to 2002 and 2003 levels after near historic lows over the past three years.

Nonaccrual loans totaled $99 million at March 31, 2008 and $84 million at December 31, 2007. Newly identified nonaccrual loans totaled $32 million during the first quarter of 2008. Nonaccrual loans decreased $9.7 million for loans charged off and foreclosed, and $6.8 million for cash payments received. Approximately $8.1 million of nonaccrual loans are subject to the First United Bank sellers' escrow.

Nonaccrual commercial loans which totaled $42 million at March 31, 2008 and $43 million at December 31, 2007 consisted primarily of loans in the services and manufacturing sectors of the portfolio. None of the nonaccrual commercial loans exceeded $10 million. Approximately $28 million of nonaccrual commercial loans are to borrowers in the Oklahoma market, $5 million are in the Colorado market, $3 million are in the Texas market and $2 million are in the New Mexico market.

Nonaccrual commercial real estate loans totaled $40 million at March 31, 2008 and $25 million at December 31, 2007. Approximately $29 million are loans secured by single-family residential properties or lots, including $16 million in Arizona, $6.6 million in Oklahoma and $2.1 million in Colorado. Other significant nonaccrual commercial real estate loans included $5.3 million of retail facilities in New Mexico.

In addition to nonaccrual loans, nonperforming assets included $12 million of renegotiated loans and $15 million of real estate and other repossessed assets. Renegotiated loans consisted of residential mortgage loans and indirect automobile loans whose original terms have been modified. Approximately $8.4 million of renegotiated loans are residential mortgage loans guaranteed by agencies of the U.S. government. Approximately $1.9 million of real estate and other repossessed assets are subject to the First United Bank sellers' escrow.

----------------------------------------------------------------------------------------------------------------------
 Table 20 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,      Sept. 30,    June 30,      March 31,
                                                     2008           2007          2007         2007          2007
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    41,966   $    42,981    $    21,168  $    20,456   $    14,218
   Commercial real estate                            40,399        25,319         11,355       19,470         6,832
   Residential mortgage                              15,960        15,272         11,469       11,418         9,920
   Consumer                                             812           718            705          675           364
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            99,137        84,290         44,697       52,019        31,334
Renegotiated loans (3)                               11,850        10,394         10,752       10,113         9,947
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        110,987        94,684         55,449       62,132        41,281
Other nonperforming assets                           15,112         9,475         10,627        7,664         8,414
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $   126,099   $   104,159    $    66,076  $    69,796   $    49,695
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by principal market:
    Oklahoma                                   $     52,211  $     47,977    $    24,628  $    26,529  $     22,803
    Texas                                             8,157         4,983          4,921        6,176         5,462
    New Mexico                                        7,497        11,118          6,542        7,025           943
    Arkansas                                          2,866         1,635            843          816           814
    Colorado (4)                                      8,101         9,222          5,688        8,067         1,127
    Arizona                                          18,811         9,355          2,075        3,406           185
    Kansas                                            1,494             -              -            -             -
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $     99,137  $     84,290    $    44,697  $    52,019  $     31,334
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by loan portfolio sector:
    Commercial:
          Energy                               $        475  $        529    $       536  $       542  $        535
          Manufacturing                               9,274         9,915          8,858        8,705           100
          Wholesale / retail                          3,868         3,792          3,850        2,838         4,176
          Agriculture                                 1,848           380            540          769         1,752
          Services                                   23,849        25,468          5,987        6,843         5,851
          Healthcare                                  2,079         2,301            963          509         1,647
          Other                                         573           596            434          250           157
----------------------------------------------------------------------------------------------------------------------
               Total commercial                      41,966        42,981         21,168       20,456        14,218
    Commercial real estate:
          Land development and construction          29,439        13,466          7,289        9,333         4,120
          Multifamily                                 1,906         3,998          1,238        2,233           311
          Other commercial real estate                9,054         7,855          2,828        7,904         2,401
----------------------------------------------------------------------------------------------------------------------
               Total commercial real estate          40,399        25,319         11,355       19,470         6,832
    Residential mortgage                             15,960        15,272         11,469       11,418         9,920
    Consumer                                            812           718            705          675           364
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $     99,137  $     84,290    $    44,697  $    52,019  $     31,334
----------------------------------------------------------------------------------------------------------------------
Ratios:
Reserve for loan losses to nonperforming loans      123.06%       133.79%        219.90%      192.75%       277.05%
Nonperforming loans to period-end loans (1)           0.90          0.79           0.47         0.54          0.37
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (2)                  $    11,266   $     5,575     $    3,986   $    4,215   $    20,623
----------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale.
(2) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.       $        788  $      1,017    $     1,806  $     2,028  $      1,728
(3) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.
     These loans have been modified to extend
     payment terms and/or reduce interest             8,386         7,550          7,083        6,430         6,030
     rates to current market.
(4) Includes loans subject to First United
     Bank sellers escrow.                             8,101         8,412          4,677        6,944             -
----------------------------------------------------------------------------------------------------------------------

The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $31 million at March 31, 2008 and $49 million at December 31, 2007. The current composition of potential problem loans by primary industry included real estate - $3.7 million, healthcare - $19 million, manufacturing - $2.2 million and services - $3.3 million. Potential problem healthcare loans consisted primarily of loans to an assisted living facility and a medical practice in the Oklahoma market.


Deposits

Deposit accounts represent our primary funding source. Average deposits represented approximately 64% of total liabilities and capital for the first quarter of 2008, down from 68% for the first quarter of 2007 and 65% for the fourth quarter of 2007. The decrease in average deposits relative to other funding sources is due largely to the structuring of our balance sheet to be relatively neutral to changes in interest rates. Other borrowed funds increased during 2007 to fund an increase in average securities to implement this interest rate risk management strategy. In addition, competition has increased the cost of deposits compared to other funding sources in many of our markets.

Average deposits totaled $13.1 billion for the first quarter of 2008, a $1.0 billion or 9% increase over the first quarter of 2007. Average deposits increased $78 million or 2% annualized compared with the fourth quarter of 2007.

Interest-bearing transaction deposit accounts continued to grow in the first quarter of 2008, up $1.4 billion or 23% over the first quarter of 2007 and $458 million or 26% annualized over the fourth quarter of 2007. Time deposits decreased $195 million or 4% from the first quarter of 2007 and $320 million or 28% annualized from the fourth quarter of 2007. Funds continue to shift from time deposits to interest-bearing transaction accounts due to interest rate differences between these deposit types. At the same time, average demand deposit accounts decreased $161 million compared with the same quarter of last year and $57 million compared with the previous quarter. Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $6.5 billion for the first quarter of 2008, $5.9 billion for the first quarter of 2007 and $6.6 billion for the fourth quarter of 2007. Accounts with balances in excess of $100,000 averaged $5.4 billion, for the first quarter of 2008, $5.0 billion for the first quarter of 2007 and $5.3 billion for the fourth quarter of 2007.

Average commercial banking deposits totaled $4.6 billion for the first quarter of 2008, up $491 million or 12% over last year. Commercial deposit growth was primarily centered in Oklahoma and Texas. Consumer deposits averaged $5.5 billion for the first quarter of 2008, up $257 million or 5% over 2007. Average consumer deposits were up $97 million or 18% in the Colorado market, including First United Bank deposits and $103 million or 11% in Texas, including the Worth National Bank acquisition. Wealth management deposit accounts averaged $1.9 billion for 2008, a $399 million or 27% increase over 2007. Approximately $282 million of the increase was in the Oklahoma market and $117 million was in the Colorado market.

The distribution of deposit accounts among our principal markets is shown in Table 21.

---------------------------------------------------------------------------------------------------------------------
Table 21 - Deposits by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2008            2007            2007             2007            2007
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $     999,214   $     936,160    $     717,478   $     876,671    $     877,623
   Interest-bearing:
     Transaction                         4,124,046       3,935,909        3,473,547       3,470,896        3,481,859
     Savings                                88,141          80,467           83,139          88,133           92,678
     Time                                2,230,110       2,426,822        2,725,992       2,798,719        2,556,423
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                6,442,297       6,443,198        6,282,678       6,357,748        6,130,960
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   7,441,511   $   7,379,358    $   7,000,156   $   7,234,419    $   7,008,583
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $     651,781   $     738,105    $     597,534   $     626,193    $     602,315
   Interest-bearing:
     Transaction                         1,996,784       2,050,872        1,978,920       2,019,311        1,701,382
     Savings                                32,191          34,618           35,310          36,989           24,558
     Time                                  759,892         800,460          893,018         804,877          682,292
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,788,867       2,885,950        2,907,248       2,861,177        2,408,232
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,440,648   $   3,624,055    $   3,504,782   $   3,487,370    $   3,010,547
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     103,329   $      93,923    $     109,854   $     113,579    $     126,111
   Interest-bearing:
     Transaction                           492,096         490,227          479,204         521,154          464,569
     Savings                                16,141          15,146           16,437          17,662           17,972
     Time                                  455,861         486,868          512,497         500,443          485,662
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  964,098         992,241        1,008,138       1,039,259          968,203
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,067,427   $   1,086,164    $   1,117,992   $   1,152,838    $   1,094,314
                                    ---------------------------------------------------------------------------------
Arkansas:
   Demand                            $      16,661   $       9,755    $      10,225   $      11,030    $      10,980
   Interest-bearing:
     Transaction                            25,923          22,519           22,401          22,096           21,762
     Savings                                   945             883              993           1,011            1,029
     Time                                   39,803          40,692           43,401          46,597           54,687
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   66,671          64,094           66,795          69,704           77,478
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      83,332   $      73,849    $      77,020   $      80,734    $      88,458
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $      51,901   $      60,250    $      42,194   $      42,006    $      39,821
   Interest-bearing:
     Transaction                           577,454         504,116          432,188         426,031          314,506
     Savings                                22,233          23,806           27,143          35,152           12,092
     Time                                  455,262         539,523          608,962         549,676          502,880
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,054,949       1,067,445        1,068,293       1,010,859          829,478
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,106,850   $   1,127,695    $   1,110,487   $   1,052,865    $     869,299
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      28,592   $      29,807    $      25,295   $      31,196    $      29,461
   Interest-bearing:
     Transaction                           102,564          82,682           98,611          74,892           67,364
     Savings                                   878           1,435            1,269           1,233            1,367
     Time                                    8,395          11,603           13,314          11,563           10,018
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  111,837          95,720          113,194          87,688           78,749
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     140,429   $     125,527    $     138,489   $     118,884    $     108,210
                                    ---------------------------------------------------------------------------------
Kansas:
   Demand                            $       5,341   $       7,946    $       7,849   $       1,081    $         325
   Interest-bearing:
     Transaction                             9,993          10,014            3,169           1,356              670
     Savings                                    92              13               15              12               11
     Time                                   33,837          24,670           23,119          32,695           28,166
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   43,922          34,697           26,303          34,063           28,847
                                    ---------------------------------------------------------------------------------
     Total Kansas                    $      49,263   $      42,643    $      34,152   $      35,144    $      29,172
                                    ---------------------------------------------------------------------------------
Total BOK Financial deposits         $  13,329,460   $  13,459,291    $  12,983,078   $  13,162,254    $  12,208,583
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

BOK Financial (parent company) has a $188 million unsecured revolving line of credit with certain commercial banks that matures in December 2010. The outstanding principal balance of this credit agreement was $50 million at March 31, 2008. Interest is based upon a base rate or LIBOR plus a defined margin that is determined by the Company's credit rating. This margin ranges from 0.375% to 1.125% or a base rate. The margin currently applicable to borrowings against this line is 0.375%. The base rate is defined as the greater of the daily federal funds rate plus 0.5% or the SunTrust Bank prime rate. Interest is generally paid monthly. Facility fees are paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement includes certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also require BOK Financial and subsidiary banks to maintain minimum capital levels. BOK Financial met all of the restrictive covenants at March 31, 2008.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $117 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $97 million under this policy.

Equity capital for BOK Financial increased $57.2 million to $2.0 billion during the first quarter of 2008. Retained earnings, net income less cash dividends paid, provided $48.8 million of this increase. Accumulated other comprehensive losses decreased $5.6 million during the first quarter of 2008 due primarily to lower net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $7.4 million and treasury stock purchases reduced capital $4.7 million.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 709,073 shares have been repurchased by the Company for $35.4 million. During the first quarter of 2008, 91,114 shares were repurchased for $4.7 million.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

--------------------------------------------------------------------------------------------------------------------
Table 22 - Capital Ratios                    March 31,       Dec. 31,      Sept. 30,      June 30,      March 31,
                                               2008            2007           2007          2007          2007
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.69%           9.48%          9.42%          9.65%         9.75%
Tangible capital ratio                         7.83%           7.72%          7.67%          7.50%         8.58%
Risk-based capital:
  Tier 1 capital                               9.56            9.38           9.30           9.12          9.97
  Total capital                               12.73           12.54          12.53          12.36         11.76
Leverage                                       8.23            8.20           8.17           8.30          8.95


Off-Balance Sheet Arrangements

During the third quarter of 2007, Bank of Oklahoma agreed to guarantee rents totaling $28.4 million over 10 years to the City of Tulsa ("City") as owner of a building immediately adjacent to the bank's main office. These rents are due for space currently rented by third-party tenants in the building. In return for this guarantee, Bank of Oklahoma will receive 80% of net rent as defined in an agreement with the City over the next 10 years from currently vacant space in the same building. The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million. The fair value of this agreement at inception was zero and no asset or liability is currently recognized in the Company's financial statements.

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

Interest Rate Risk - Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company's balance sheet to be relatively neutral to changes in interest rates over a twelve month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next 12 and 24 months based on eight interest rate scenarios. Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. The first assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 100 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates. However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. The Company also performs a sensitivity analysis based on a "most likely" interest rate scenario, which includes non-parallel shifts in interest rates. An independent source is used to determine the most likely interest rate scenario.

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 23 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

The simulations used to manage market risk are based on numerous assumptions regarding the effects of changes in interest rates on the timing and extent of re-pricing characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest revenue, net income or economic value of equity or precisely predict the impact of higher or lower interest rates on net interest revenue, net income or economic value of equity. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, market conditions and management strategies, among other factors.

Table 23 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                      200 bp Increase                100 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2008         2007            2008          2007             2008         2007
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $(15,711)     $ (4,733)      $    3,031       ***            $ (6,633)      $  1,404
                                      (2.5)%        (0.8)%            0.5%      ***                (1.0)%          0.2%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- ------------
***A 100 basis point decrease was not computed in 2007. A 200 basis point decrease in interest rates was expected to increase net interest revenue by $1.4 million or 0.2%.


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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At March 31, 2008, the VAR was $884 thousand. The greatest value at risk during the first quarter of 2008 was $1.9 million. The value at risk guideline was exceeded with appropriate approvals by management to take advantage of wide yields available on certain securities during the quarter.


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

--------------------------------------------------------- ---- ----------- --- --------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended
                                                                         March 31,
                                                                  2008             2007
                                                               ----------- --- --------------
Interest Revenue
Loans                                                       $    199,384    $    212,825
Taxable securities                                                72,055          57,594
Tax-exempt securities                                              2,685           3,028
--------------------------------------------------------- ---- ----------- --- --------------
   Total securities                                               74,740          60,622
--------------------------------------------------------- ---- ----------- --- --------------
Trading                                                            1,077             464
securities
Funds sold and resell agreements                                     840             665
--------------------------------------------------------- ---- ----------- --- --------------
   Total interest revenue                                        276,041         274,576
--------------------------------------------------------- ---- ----------- --- --------------
Interest Expense
Deposits                                                          88,147          97,872
Borrowed funds                                                    35,367          42,663
Subordinated debentures                                            5,399           5,203
--------------------------------------------------------- ---- ----------- --- --------------
   Total interest expense                                        128,913         145,738
--------------------------------------------------------- ---- ----------- --- --------------
Net Interest Revenue                                             147,128         128,838
Provision for Credit Losses                                       17,571           6,500
--------------------------------------------------------- ---- ----------- --- --------------
Net Interest Revenue After Provision for Credit Losses           129,557         122,338
--------------------------------------------------------- ---- ----------- --- --------------
Other Operating Revenue
Brokerage and trading revenue                                     23,913          13,282
Transaction card revenue                                          23,558          20,184
Trust fees and commissions                                        20,796          18,995
Deposit service charges and fees                                  27,686          24,598
Mortgage banking revenue                                           7,217           5,520
Bank-owned life insurance                                          2,512           2,399
Other revenue                                                      8,182           6,609
--------------------------------------------------------- ---- ----------- --- --------------
Total fees and commissions                                       113,864          91,587
--------------------------------------------------------- ---- ----------- --- --------------
Gain (loss) on sales of assets                                       (35)            694
Gain (loss) on securities, net                                     4,620            (563)
Gain on derivatives, net                                           2,113              71
--------------------------------------------------------- ---- ----------- --- --------------
Total other operating revenue                                    120,562          91,789
--------------------------------------------------------- ---- ----------- --- --------------
Other Operating Expense
Personnel                                                         88,106          78,328
Business promotion                                                 4,639           4,570
Professional fees and services                                     5,648           4,874
Net occupancy and equipment                                       15,061          13,206
Insurance                                                          3,710             722
Data processing and communications                                18,893          16,974
Printing, postage and supplies                                     4,419           3,969
Net losses and operating expenses of repossessed  assets             378             207
Amortization of intangible assets                                  1,925           1,136
Mortgage banking costs                                             3,167           2,944
Change in fair value of mortgage servicing rights                  1,762           1,164
Other expense                                                      5,696           4,017
--------------------------------------------------------- ---- ----------- --- --------------
Total other operating expense                                    153,404         132,111
--------------------------------------------------------- ---- ----------- --- --------------
Income Before Taxes                                               96,715          82,016
Federal and state income tax                                      34,450          29,223
--------------------------------------------------------- ---- ----------- --- --------------
Net Income                                                  $     62,265    $     52,793
--------------------------------------------------------- ---- ----------- --- --------------

Earnings Per Share:
--------------------------------------------------------- ---- ----------- --- --------------
   Basic                                                    $       0.93    $      0.79
--------------------------------------------------------- ---- ----------- --- --------------
   Diluted                                                  $       0.92    $      0.78
--------------------------------------------------------- ---- ----------- --- --------------

Average Shares Used in Computation:
--------------------------------------------------------- --- ------------ --- --------------
   Basic                                                       67,202,128      67,085,310
--------------------------------------------------------- --- ------------ --- --------------
   Diluted                                                     67,549,960      67,574,671
--------------------------------------------------------- --- ------------ --- --------------

--------------------------------------------------------- --- ------------ --- --------------
Dividends Declared per Share                               $       0.20     $      0.15
--------------------------------------------------------- --- ------------ --- --------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                   March 31,       December 31,        March 31,
                                                                      2008             2007               2007
                                                                  --------------------------------------------------
                                                                   (Unaudited)      (Footnote 1)        (Unaudited)
Assets
Cash and due from banks                                        $      642,224    $      717,259    $      559,264
Funds sold and resell agreements                                       23,291           173,154            13,988
Trading securities                                                     93,081            45,724            46,079
Securities:
  Available for sale                                                5,145,575         5,323,001         4,434,600
  Available for sale securities pledged to creditors                  506,645           327,539           351,716
  Investment (fair value:  March 31, 2008 - $255,900;
    December 31, 2007 - $248,788;
    March 31, 2007 - $235,406)                                        256,255           247,949           241,436
  Mortgage trading securities                                         182,533           154,701           131,524
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                6,091,008         6,053,190         5,159,276
--------------------------------------------------------------------------------------------------------------------
Loans                                                              12,387,660        12,017,247        11,143,294
Less reserve for loan losses                                         (136,584)         (126,677)         (114,371)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            12,251,076        11,890,570        11,028,923
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           261,814           258,786           193,244
Accrued revenue receivable                                            128,224           138,243           111,782
Intangible assets, net                                                366,051           368,353           257,350
Mortgage servicing rights, net                                         69,794            70,009            68,120
Real estate and other repossessed assets                               15,112             9,475             8,414
Bankers' acceptances                                                   12,590             1,780             3,093
Derivative contracts                                                  716,173           502,446           220,120
Cash surrender value of bank-owned life insurance                     228,786           229,540           214,730
Receivable on unsettled securities trades                                   -            10,071            45,873
Other assets                                                          226,727           199,101           151,183
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   21,125,951    $   20,667,701    $   18,081,439
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,856,819    $    1,875,946    $    1,686,636
Interest-bearing deposits:
  Transaction                                                       7,328,860         7,096,339         6,052,112
  Savings                                                             160,621           156,368           149,707
  Time (includes $139,016 at fair value at March 31, 2008)          3,983,160         4,330,638         4,320,128
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   13,329,460        13,459,291        12,208,583
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,910,237         3,225,131         2,511,210
Other borrowings                                                    1,802,388         1,027,564           852,118
Subordinated debentures                                               398,306           398,273           298,819
Accrued interest, taxes and expense                                   133,939           124,029           108,524
Bankers' acceptances                                                   12,590             1,780             3,093
Due on unsettled security transactions                                 16,824                 -                 -
Derivative contracts                                                  378,243           341,677           160,138
Other liabilities                                                     151,394           154,572           153,006
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         19,133,381        18,732,317        16,295,491
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  March 31, 2008 - 69,670,728; December 31, 2007
  -  69,465,154; March 31, 2007 - 68,944,949)                               4                 4                 4
Capital surplus                                                       731,452           722,088           699,488
Retained earnings                                                   1,381,797         1,332,954         1,208,418
Treasury stock (shares at cost:  March 31, 2008 - 2,287,410;
  December 31, 2007 - 2,158,774;
  March 31, 2007 - 1,717,899)                                         (95,007)          (88,428)          (65,639)
Accumulated other comprehensive loss                                  (25,676)          (31,234)          (56,323)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,992,570         1,935,384         1,785,948
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   21,125,951    $   20,667,701    $   18,081,439
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)

                                          Accumulated
                          Common Stock       Other                           Treasury Stock
                       ----------------- Comprehensive  Capital  Retained -------------------
                         Shares   Amount      Loss      Surplus  Earnings   Shares    Amount      Total
                       ----------------------------------------------------------------------------------
Balances at
  December 31, 2006      68,705   $    4  $ (73,444) $ 688,861 $1,166,994  1,637 $   (61,393) $1,721,022
Effect of
  implementing FAS
  157, net of income taxes    -        -          -         -        (679)      -         -         (679)
 Effect of
   implementing   FIN 48      -        -          -         -        (609)      -         -         (609)
Comprehensive income:
  Net income                  -        -          -         -      52,793       -         -       52,793
  Other comprehensive
    income, net of tax (1)    -        -     17,121          -         -       -          -       17,121
                                                                                               ----------
    Comprehensive income                                                                          69,914
                                                                                               ----------
Treasury stock purchase       -        -         -           -         -      25      (1,256)     (1,256)
Exercise of stock options   240        -         -       7,424         -      56      (2,990)      4,434
Tax benefit on exercise of
  stock options               -        -         -       1,039         -       -          -       1,039
Stock-based compensation      -        -         -       2,164         -       -          -       2,164
Cash dividends on
  common stock                -        -         -          -     (10,081)     -          -     (10,081)
---------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2007       68,945   $    4  $ (56,323) $ 699,488 $1,208,418  1,718    $(65,639) $1,785,948
---------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2007      69,465   $    4  $ (31,234) $ 722,088 $1,332,954  2,159    $(88,428) $1,935,384
Effect of
   implementing FAS 159,
   net of income taxes        -        -          -          -         62      -           -          62
Comprehensive income:
   Net income                 -        -          -          -     62,265      -           -      62,265
   Other comprehensive
     income, net of tax (1)   -        -      5,558          -          -      -           -       5,558
                                                                                               -----------
    Comprehensive income                                                                          67,823
                                                                                               -----------
Treasury stock purchase       -        -          -          -          -     91      (4,655)     (4,655)
Exercise of stock options   206        -          -      6,095          -     37      (1,924)      4,171
Tax benefit on exercise
   of stock options           -        -          -        336          -      -           -         336
Stock-based compensation      -        -          -      2,933          -      -           -       2,933
Cash dividends on
   common stock               -        -          -         -     (13,484)     -           -     (13,484)
---------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2008       69,671   $    4  $ (25,676) $ 731,452 $1,381,797  2,287    $(95,007) $1,992,570
---------------------------------------------------------------------------------------------------------

(1)                                              March 31, 2008     March 31, 2007
                                                 --------------     --------------
Changes in other comprehensive loss:
  Unrealized gains on securities                     $  13,136        $   25,673
  Unrealized gains on cash flow hedges                     117               363
  Tax benefit on unrealized gains                       (4,721)           (9,277)
  Reclassification adjustment for (gains)
    losses realized and included in net income          (4,620)              563
  Reclassification adjustment for tax
    expense (benefit) on realized (gains) losses         1,646              (201)
                                                --------------------------------------
Net change in other comprehensive loss               $   5,558        $   17,121
                                                --------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                        Three Months Ended March 31,
                                                                              ---------------------------------------------
                                                                                      2008                      2007
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $     62,265            $     52,793
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                         17,571                   6,500
  Change in fair value of mortgage servicing rights                                    1,762                   1,164
  Unrealized gains from derivatives                                                   (6,630)                 (4,370)
  Tax benefit on exercise of stock options                                              (336)                 (1,039)
  Change in bank-owned life insurance                                                    754                  (2,499)
  Stock-based compensation                                                             3,202                   1,535
  Depreciation and amortization                                                       13,951                   9,555
  Net (accretion) amortization of securities discounts and premiums                   (3,007)                    899
  Net gain on sale of assets                                                          (7,086)                 (2,532)
  Mortgage loans originated for resale                                              (242,040)               (166,724)
  Proceeds from sale of mortgage loans held for resale                               272,729                 152,612
  Change in trading securities, including mortgage trading securities                (74,853)                 22,666
  Change in accrued revenue receivable                                                10,019                  (4,258)
  Change in other assets                                                              (6,317)                 96,241
  Change in accrued interest, taxes and expense                                        9,910                   3,772
  Change in other liabilities                                                        (24,968)                (69,384)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             26,926                  96,931
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                    6,002                  13,978
  Proceeds from maturities of available for sale securities                          277,176                 240,519
  Purchases of investment securities                                                 (14,349)                 (6,765)
  Purchases of available for sale securities                                      (1,339,379)               (814,351)
  Proceeds from sales of available for sale securities                             1,076,776                 469,223
  Loans originated or acquired net of principal collected                           (385,663)               (392,604)
  Proceeds from derivative asset contracts                                           158,536                  32,500
  Net change in other investment assets                                                   33                   8,108
  Proceeds from disposition of assets                                                  1,610                  42,098
  Purchases of assets                                                                (25,837)                (15,933)
  Acquisition of bank charter                                                              -                    (425)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             (245,095)               (423,652)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           217,647                 (27,704)
  Net change in time deposits                                                       (349,101)               (148,705)
  Net change in other borrowings                                                     459,930                 421,081
  Payments on derivative liability contracts                                        (158,251)                (27,628)
  Net change in derivative margin accounts                                          (190,217)                 44,760
  Change in amount receivable (due) on unsettled security transactions                26,895                (153,293)
  Issuance of common and treasury stock, net                                           4,171                   4,434
  Tax benefit on exercise of stock options                                               336                   1,039
  Repurchase of common stock                                                          (4,655)                 (1,256)
  Dividends paid                                                                     (13,484)                (10,081)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   (6,729)                102,647
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (224,898)               (224,074)
Cash and cash equivalents at beginning of period                                     890,413                 797,326
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    665,515            $    573,252
---------------------------------------------------------------------------------------------------------------------------


Cash paid for interest                                                          $    128,551            $    146,637
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $      2,653            $      1,546
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $      1,314            $        925
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

The financial information should be read in conjunction with BOK Financial's 2007 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2007 have been derived from BOK Financial's 2007 Form 10-K.

Newly Adopted and Pending Accounting Policies

The Company adopted Statement of Financial Accounting Standards No. 159, Fair Value Option ("FAS 159") effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133 were designated as being reported at fair value. Adoption of FAS 159 increased opening retained earnings for the first quarter of 2008 by $62 thousand. Interest expense on certificates of deposit carried at fair value is based on the instruments' contractual interest rates and outstanding principal balances.

As of January 1, 2008, the Company adopted Financial Accounting Standards Board Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative liabilities at March 31, 2008 was reduced by $341 million of cash collateral.

Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51," ("FAS 160") amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," ("FAS 161") amends and expands the disclosure requirements of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

(2) Fair Value Measurements

Fair value measurements as of March 31, 2008 are as follows (in thousands):


                                                           Quoted Prices    Significant
                                                             in Active         Other         Significant
                                                            Markets for      Observable     Unobservable
                                                  Total      Identical         Inputs          Inputs
                                                            Instruments
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                           $93,081    $      11,804       $81,277
    Available for sale securities              5,652,220           27,542     5,624,678
    Mortgage trading securities                  182,533                        182,533
    Mortgage servicing rights                     69,794                                       69,794 (1)
    Derivative contracts                         716,173                        716,173

   Liabilities:
    Certificates of deposit                      139,016                        139,016
    Derivative contracts                         719,598                        719,598

(1) A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 4, Mortgage Banking Activities.


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

No fair value measurements of significant assets or liabilities measured on a non-recurring basis were made during the first quarter of 2008. Assets measured on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments and goodwill, which is based on significant unobservable inputs.

Certain certificates of deposit were designated as carried at fair value as permitted by FAS 159. These certificates have been converted from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At March 31, 2008, the fair value and contractual principal amount of these certificates was $139 million and $138 million, respectively. Change in the unrealized loss during the first quarter of 2008 of $1.6 million is included in Gains on Derivatives, net on the Consolidated Statement of Earnings.

(3) Derivatives

The fair values of derivative contracts at March 31, 2008 are as follows (in thousands):

                                                  Assets      Liabilities
                                              ----------- --- ------------
   Customer Risk Management Programs:
         Interest rate contracts                $103,240        $107,144
         Energy contracts                        577,961         582,250
         Agriculture contracts                     4,900           4,703
         Foreign exchange contracts               21,227          21,227
         CD options                                4,013           4,012
--------------------------------------------- ----------- --- ------------
   Fair value before cash collateral             711,341         719,336
       Less:  cash collateral                          -        (341,355)
--------------------------------------------- ----------- --- ------------
     Total Customer Derivatives                  711,341         377,981

   Interest Rate Risk Management Programs          4,832             262
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts                 $716,173        $378,243
--------------------------------------------- ----------- --- ------------


As of January 1, 2008, the Company adopted Financial Accounting Standards Board Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative liabilities at March 31, 2008 was reduced by $341 million of cash collateral.


(4) Mortgage Banking Activities

At March 31, 2008, BOK Financial owned the rights to service 58,082 mortgage loans with outstanding principal balances of $5.6 billion, including $624 million serviced for affiliates. The weighted average interest rate and remaining term was 6.16% and 280 months, respectively.

For the three months ended March 31, 2008 and 2007, mortgage banking revenue includes servicing fee income of $4.3 million and $4.2 million, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the three months ending March 31, 2008 is as follows (in thousands):

                                               Capitalized Mortgage Servicing Rights
                                             ------------------------------------------
                                               Purchased     Originated       Total
                                             --------------- ------------ -------------
Balance at December 31, 2007                 $    13,906   $    56,103   $    70,009
Additions, net                                         -         4,405         4,405
Change in fair value due to loan runoff             (607)       (2,251)       (2,858)
Change in fair value due to market changes          (388)       (1,374)       (1,762)
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at March 31, 2008                    $    12,911   $    56,883   $    69,794
-------------------------------------------- -- ---------- -- ---------- -- -----------

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                             March 31, 2008        December 31, 2007
                                                        ---------------------     --------------------

Discount rate - risk-free rate plus a market premium              9.36%                    10.02%

Prepayment rate - based upon loan interest rate,
  original term and loan type                                 6.5% - 15.3%              6.8% - 15.2%

Loan servicing costs - annually per loan based upon
  loan type                                                     $43 - $70                $43 - $70

Escrow earnings rate - indexed to rates paid on deposit
  accounts with comparable average life                           4.52%                     5.01%

Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at March 31, 2008 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                  $   13,755         $   38,465      $    14,438    $   3,136    $   69,794
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1) $  993,200         $2,677,600      $ 1,029,800    $ 196,300    $4,896,900
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $624 million for loans serviced for affiliates and $39 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(5)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                          Three Months Ended March 31,
                                      -------------------------------------
                                          2008                   2007
                                      --------------        ----------------
Proceeds                           $    1,076,776        $      469,223
Gross realized gains                        5,571                   944
Gross realized losses                      (2,624)               (1,761)
Related federal and state income
   tax expense (benefit)                    1,897                  (291)


(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized no periodic pension cost and made no Pension Plan contributions during the three months ended March 31, 2008 and March 31, 2007.

Management has been advised that no minimum contribution will be required for 2008. The maximum allowable contribution for 2008 has not yet been determined.


(7) Shareholders' Equity

On April 29, 2008, the Board of Directors of BOK Financial Corporation approved a $0.225 per share quarterly common stock dividend. The quarterly dividend will be payable on or about May 29, 2008 to shareholders of record on May 15, 2008.

Dividends declared during the three months ended March 31, 2008 and 2007 were $0.20 per share and $0.15 per share, respectively.

(8)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended
                                                          ---------------------------
                                                            March 31,    March 31,
                                                               2008         2007
                                                          ---------------------------
Numerator:
   Net income                                               $  62,265    $  52,793
-------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        67,202,128   67,085,310
   Effect of dilutive potential common shares:
     Employee stock compensation plans (1)                    347,832      489,361
-------------------------------------------------------------------------------------

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,549,960   67,574,671
-------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.93      $  0.79
-------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.92      $  0.78
-------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                 557,624      771,442


(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2008 is as follows (in thousands):

                                                  Net            Other          Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      134,105  $      111,867  $      149,784   $      58,107  $   22,213,839
Unallocated items:
   Tax-equivalent adjustment                        2,154               -               -           2,154               -
   Funds management and other                      10,869           1,962           3,620           2,004      (1,716,786)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      147,128  $      113,829  $      153,404   $      62,265  $   20,497,053
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2007 is as follows (in thousands):

                                                 Net            Other            Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      134,385  $       91,072  $      125,927   $      59,813  $   19,097,754
Unallocated items:
   Tax-equivalent adjustment                        2,085               -               -           2,085               -
   Funds management and other                      (7,632)          1,209           6,184         (9,105)      (1,233,633)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      128,838  $       92,281  $      132,111   $      52,793  $   17,864,121
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

(10)  Contingent Liabilities

In September 2006, BISYS settled the SEC's two-year investigation of BISYS Fund Services Ohio, Inc. ("BISYS") marketing assistance agreements with 27 different families of mutual funds, including a BISYS marketing arrangement with AXIA which had been terminated effective January 1, 2004. In the SEC settlement, BISYS consented to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" the 27 investment advisors to (i) violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (ii) violate provisions of the 1940 Act that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC, and (iii) violate provisions of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan ("the SEC BYSIS Order"). AXIA was one of the 27 advisors and the AP Funds one of the 27 mutual fund families to which the SEC referred in its BISYS Order. On October 10, 2006, the Examinations Division of the Securities and Exchange Commission (the "SEC") conducted an examination of AXIA. The examination was concluded in July 2007 with no action taken by the Examinations Division. In August 2007, AXIA settled all claims relating to the BISYS marketing arrangements with the AP Funds for $2.2 million and the AP Funds regard the matter as fully concluded. The settlement with the AP Funds is not binding on the SEC.

On April 7, 2008, AXIA and its parent, BOK, received a Wells notice from the regional office of the SEC in Los Angeles indicating that the staff is considering recommending that the SEC bring a civil injunctive action against AXIA and BOK for violations of Section 17(a) of the Securities Act of 1955,
Section 10(b) of the Securities Exchange Act of 1934, Sections 206(1) and (2) of the Investment Advisors Act of 1940, and Sections 12(b) and 34(b) of the Investment Company Act of 1940. BOK and AXIA have been cooperating fully with the SEC in connection with these matters that arose prior to December 31, 2003. BOK and AXIA are not bound by the SEC BISYS Order, disagree with the SEC position as it relates to BOK and AXIA, and intend to respond to the SEC Wells notice.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

During the fourth quarter of 2007, Visa announced that it had recognized liabilities related to antitrust litigation with American Express and Discover and that it was subject to other litigation. As a member of Visa, BOK Financial is obligated for a proportionate share of losses incurred by Visa. A contingent liability was recognized for the Company's share of Visa's litigation liabilities.

During the first quarter of 2008, Visa completed it's initial public offering and funded a $3.0 billion escrow account for litigation claims including claims by American Express and Discover. BOK Financial recognized a receivable for its proportionate share of this escrow account, which equals the contingent liability previously recognized.

In addition, during the first quarter of 2008 BOK Financial received 410,562 Visa Class B shares. A partial redemption of Class B shares was completed and the Company received $6.8 million in cash in exchange for 158,725 Class B shares. The remaining 251,837 Class B shares are convertible into Visa Class A shares at the later of three years after the date of Visa's initial public offering or the final settlement of all covered litigation. The current exchange rate is approximately 0.71 Class A share for each Class B share. However, the Company's Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, under currently issued accounting guidance no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

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

As of March 31, 2008, outstanding commitments and letters of credit were as follows (in thousands):

                                        March 31,
                                         2008
                                     --------------
Commitments to extend credit         $ 5,565,601
Standby letters of credit                572,116
Commercial letters of credit              11,374

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)

                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2008                            December 31, 2007
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   5,624,430   $    72,055       5.11%    $   5,633,173   $    68,670       4.86%
  Tax-exempt securities (3)                     264,398         4,189       6.38           328,900         5,990       7.19
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      5,888,828        76,244       5.17         5,962,073        74,660       4.99
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             74,957         1,433       7.69            29,303           489       6.62
  Funds sold and resell agreements               80,735           840       4.18            86,948         1,303       5.95
  Loans (2)                                  12,181,279       199,678       6.59        11,806,242       223,146       7.50
    Less reserve for loan losses                131,709             -         -            125,996             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,049,570       199,678       6.66        11,680,246       223,146       7.58
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 18,094,090       278,195       6.17        17,758,570       299,598       6.70
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,402,963                                  2,224,045
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  20,497,053                              $  19,982,615
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity

  Transaction deposits                    $   7,473,670   $    42,175       2.27%    $   7,016,136   $    49,358       2.79%
  Savings deposits                              156,953           238       0.61           160,170           348       0.86
  Time deposits                               4,225,141        45,734       4.35         4,544,802        53,613       4.68
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,855,764        88,147       2.99        11,721,108       103,319       3.50
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                3,061,783        23,649       3.11         3,158,153        35,169       4.42
  Other borrowings                            1,340,846        11,718       3.51           936,353        11,611       4.92
  Subordinated debentures                       398,241         5,399       5.45           398,109         5,708       5.69
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,656,634       128,913       3.11        16,213,723       155,807       3.81
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,236,552                                  1,293,419
  Other liabilities                             618,721                                    580,574
  Shareholders' equity                        1,985,146                                  1,894,899
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
     equity                               $  20,497,053                              $  19,982,615
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    149,282       3.06%                    $    143,791        2.89%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.31                                         3.22
  Less tax-equivalent adjustment (1)                            2,154                                      2,502
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          147,128                                    141,289
Provision for credit losses                                    17,571                                     13,200
Other operating revenue                                       120,562                                    107,316
Other operating expense                                       153,404                                    157,727
------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            96,715                                     77,678
Federal and state income tax                                   34,450                                     26,518
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    62,265                                $    51,160
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.93                                $      0.76
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.92                                $      0.76
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2007                         June 30, 2007                          March 31, 2007
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   5,206,482  $    62,531       4.84%  $   5,014,231   $    60,176       4.85% $   4,802,768  $    57,595       4.86%
        360,710        5,820       6.44         354,956         4,681       5.81        322,202        4,802       6.09
-------------------------------------------------------------------------------------------------------------------------
      5,567,192       68,351       4.95       5,369,187        64,857       4.90      5,124,970       62,397       4.93
-------------------------------------------------------------------------------------------------------------------------
         24,413          459       7.46          32,897           481       5.86         29,613          519       7.11
        101,281        1,588       6.22          67,057           924       5.53         55,674          665       4.84
     11,709,638      232,446       7.88      11,338,140       224,492       7.94     10,893,163      213,080       7.93
        123,059            -         -          118,505             -         -         113,379            -         -
-------------------------------------------------------------------------------------------------------------------------
     11,586,579      232,446       7.96      11,219,635       224,492       8.03     10,779,784      213,080       8.02
-------------------------------------------------------------------------------------------------------------------------
     17,279,465      302,844       6.99      16,688,776       290,754       7.00     15,990,041      276,661       7.02
-------------------------------------------------------------------------------------------------------------------------
      2,056,910                               1,869,294                               1,874,080
-------------------------------------------------------------------------------------------------------------------------
  $  19,336,375                           $  18,558,070                           $  17,864,121
-------------------------------------------------------------------------------------------------------------------------


  $   6,683,056  $    50,650       3.01%  $   6,414,014   $    48,242       3.02% $   6,100,117  $    46,367       3.08%
        200,362          410       0.81         158,718           377       0.95        143,101          364       1.03
      4,798,812       58,436       4.83       4,507,053        53,440       4.76      4,420,390       51,141       4.69
-------------------------------------------------------------------------------------------------------------------------
     11,682,230      109,496       3.72      11,079,785       102,059       3.69     10,663,608       97,872       3.72
-------------------------------------------------------------------------------------------------------------------------

      2,603,372       32,484       4.95       2,627,230        33,129       5.06      2,640,485       33,565       5.16
        880,894       11,789       5.31         866,096        11,760       5.45        668,078        9,098       5.52
        471,458        7,166       6.03         410,883         6,824       6.66        297,806        5,203       7.09
-------------------------------------------------------------------------------------------------------------------------
     15,637,954      160,935       4.08      14,983,994       153,772       4.12     14,269,977      145,738       4.14
-------------------------------------------------------------------------------------------------------------------------
      1,300,280                               1,295,930                               1,397,874
        577,161                                 487,400                                 454,822
      1,820,980                               1,790,746                               1,741,448
-------------------------------------------------------------------------------------------------------------------------
  $  19,336,375                           $  18,558,070                           $  17,864,121
-------------------------------------------------------------------------------------------------------------------------
                 $    141,909      2.91%                  $   136,982       2.88%                $    130,923      2.88%
                                                                                      3.05

                                   3.27                                     3.31                                   3.32
                       2,464                                    2,069                                  2,085
-------------------------------------------------------------------------------------------------------------------------
                     139,445                                  134,913                                128,838
                       7,201                                    7,820                                  6,500
                     109,372                                   90,171                                 91,789
                     151,018                                  134,131                                132,111
-------------------------------------------------------------------------------------------------------------------------
                      90,598                                   83,133                                 82,016
                      30,750                                   29,270                                 29,223
-------------------------------------------------------------------------------------------------------------------------
                 $    59,848                              $    53,863                            $    52,793
-------------------------------------------------------------------------------------------------------------------------


                 $      0.89                              $      0.80                            $      0.79
-------------------------------------------------------------------------------------------------------------------------
                 $      0.89                              $      0.80                            $      0.78
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 1. Legal Proceedings

     See discussion of legal proceedings at footnote 10 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2008.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
         Period           Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
January 1, 2008 to             34,184         $50.88                        -                              1,382,041
January 31, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
February 1, 2008 to            38,768         $52.30                    35,707                            1,346,334
February 29, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
March 1, 2008 to               55,684         $50.45                    55,407                            1,290,927
March 31, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                         128,636                                   91,114
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of March 31, 2008, the Company had repurchased 709,073 shares under the new plan.

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


Item 6. Exhibits

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Items 1A, 3, 4 and 5 are not applicable and have been omitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BOK FINANCIAL CORPORATION
                                        (Registrant)



Date:      May 12, 2008                  /s/ Steven E. Nell
        ---------------------           -----------------------------------
                                        Steven E. Nell
                                        Executive Vice President and
                                        Chief Financial Officer


                                        /s/ John C. Morrow
                                        -----------------------------------
                                        John C. Morrow
                                        Senior Vice President and
                                        Chief Accounting Officer