Form 10-Q
period 2008-06-30
BOK FINANCIAL CORP ET AL
filed 2008-08-08
CIK 875357

As filed with the Securities and Exchange Commission on August 8, 2008
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,415,581 shares of common stock ($.00006 par value) as of July 31, 2008.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2008

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                           2
     Market Risk (Item 3)                                                   32
     Controls and Procedures (Item 4)                                       34
     Consolidated Financial Statements - Unaudited (Item 1)                 35
     Six Month Financial Summary - Unaudited (Item 2)                       48
     Quarterly Financial Summary - Unaudited (Item 2)                       49

Part II.  Other Information
     Item 1.  Legal Proceedings                                             51
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   51
     Item 4.  Submission of Matters to a Vote of Security Holders           52
     Item 6.  Exhibits                                                      52

Signatures                                                                  53

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation reported a net loss of $1.2 million or $0.02 per diluted share for the second quarter of 2008. Net income totaled $53.9 million or $0.80 per diluted share for the second quarter of 2007 and $62.3 million or $0.92 per diluted share for the first quarter of 2008. Net income for the six months ended June 30, 2008 totaled $61.1 million or $0.90 per diluted share. Net income for the six months ended June 30, 2007 totaled $106.7 million or $1.58 per diluted share. The Company recognized $87.0 million of pre-tax charges for loan and energy derivative credit exposure to SemGroup LP in the second quarter of 2008. These charges reduced net income by approximately $57.0 million or $0.84 per diluted share.

Highlights of the second quarter of 2008 included:

o Net interest margin was 3.44% for the second quarter of 2008, up 13 basis points from both the second quarter of 2007 and the first of 2008. Net interest revenue increased 18% over the second quarter of 2007.

o Average outstanding loans increased 10% over the second quarter of 2007. Period-end annualized loan growth rate was 8% since the end of the first quarter of 2008.

o Non-performing assets totaled $181 million or 1.45% of outstanding loans and repossessed assets at June 30, 2008, up from $126 million or 1.02% of outstanding loans and repossessed assets at March 31, 2008 and $70 million or 0.60% of outstanding loans at June 30, 2007.

o Net loans charged off and provision for credit losses were $39.0 million and $59.3 million, respectively, for the second quarter of 2008, including a $26.0 million charge off and a $26.3 million provision for SemGroup. Net loans charged off and provision for credit losses were $8.9 million and $17.6 million, respectively for the first quarter of 2008. Net loans charged off and provision for credit losses were $5.8 million and $7.8 million, respectively for the second quarter of 2007.

o Fees and commissions revenue totaled $63.6 million for the second quarter of 2008, compared with $97.0 million for the second quarter of 2007 and $113.9 million for the first quarter of 2008. Brokerage and trading revenue, which is a component of fees and commissions revenue, was reduced by a $60.7 million charge to adjust the fair value of energy derivative contracts with SemGroup to their estimated fair value.

o Net losses on securities, derivatives used by the Company to manage its interest rate risk and mortgage servicing rights totaled $9.0 million for the second quarter of 2008, compared with net losses of $1.4 million for the second quarter of 2007 and net gains on securities, derivatives and mortgage servicing rights of $5.0 million for the first quarter of 2008.

o No other than temporary impairment charges against the Company's securities portfolio were recognized in the second quarter of 2008, compared with charges of $5.3 million in the first quarter of 2008. The Company has no equity investments in FNMA or FHLMC.


Credit Exposure to SemGroup, LP and Related Entities

At June 30, 2008, BOK Financial had credit exposure to SemGroup LP and related entities of approximately $147 million consisting of $97 million from energy derivative contracts and $50 million from loans and loan commitments. BOK Financial is a participant in an approximately $2.4 billion working capital and term facility to SemGroup; another commercial bank is the lead lender for this facility. The working capital and term facility is secured by SemGroup's inventory and accounts receivable. All of BOK Financial's energy derivative contracts and $46 million of the loans and loan commitments to SemGroup are secured by the working capital facility collateral. The $34 million outstanding balance of the working capital loan was reduced by a $26 million charge off. Included under the working capital and term facility are $11 million of letters of credit. BOK Financial also has a $4 million participation interest in an $806 million loan secured by SemGroup's fixed and other assets.

On July 22, 2008, SemGroup LP and 24 related entities filed for bankruptcy protection. BOK Financial assessed a range of values for SemGroup using information currently available, including information provided by a nationally recognized financial advisor to SemGroup. The range considers both the value of SemGroup as a reorganized entity (going concern value) and its liquidation value. Based on the lower end of the range of values, BOK Financial recognized a $26.3 million charge to increase its provision for loan losses and a $60.7 million charge against trading revenue to reduce the estimated fair value of energy derivative contracts.

The Company's net remaining credit exposure to SemGroup at June 30, 2008 totaled approximately $60 million, including $37 million from energy derivative contracts and $23 million of loans and loan commitments. Non-accruing loans include $12 million from SemGroup. This amount will increase if the amounts due under the energy derivative contracts, primarily in the third quarter of 2008, are not paid on their contractual settlement dates. Non-accruing loans may also increase if funding is required of all or some of $11 million of letters of credit. Mr. Thomas S. Kivisto, President and CEO of SemGroup, LP resigned from the Board of Directors of BOK Financial and Bank of Oklahoma, N.A. on July 16, 2008. The Company has no direct credit exposure to Mr. Kivisto.


Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $158.9 million for the second quarter of 2008, up $24.0 million or 18% over the second quarter of 2007 and $11.8 million over the first quarter of 2008. Average earning assets increased $2.1 billion or 13% over the second quarter of 2007, including a $1.2 billion increase in average outstanding loans and a $917 million increase in average securities. Growth in the securities portfolio generally consisted of highly-rated, fixed-rate mortgage-backed securities. These securities were purchased to take advantage of widened spreads caused by short-term disruptions in the mortgage-backed securities markets.

Growth in average earning assets was funded primarily by a $1.9 billion or 48% increase in average federal funds purchased and other borrowed funds. In addition, average deposits were up $915 million or 7% over the second quarter of 2007. Average interest-bearing transaction accounts grew $1.3 billion or 20% and average time deposits decreased $431 million or 10% compared with the second quarter of 2007. Average demand deposits increased $41 million or 3%.

Funds generated by growth in deposits and borrowings were also used to fund a $667 million increase in average margin assets. Margin assets are placed by the Company to secure its obligations under various derivative contracts. Margin assets are generally reported as a reduction of the derivative liabilities which they secure on the Company's consolidated balance sheet. Fees earned on margin assets are included in fees and commissions revenue.

Net interest margin was 3.44% for the second quarter of 2008 compared with 3.31% for both the second quarter of 2007 and the first quarter of 2008. Widening of the spread between LIBOR and the federal funds rate increased net interest margin. LIBOR is the basis for interest earned on many of our loans. The federal funds rate is the basis for interest paid on many of our interest-bearing liabilities. Yields on average earning assets decreased 139 basis points to 5.61% and the cost of interest-bearing liabilities decreased 183 basis points to 2.29% compared with the second quarter of 2007. Loan yields decreased 215 basis points to 5.79% while securities yields increased 24 basis points to 5.14%. Our securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield on the securities portfolio occurs more slowly than changes in market rates. The cost of interest bearing deposits decreased 147 basis points to 2.22% and the cost of funds purchased and other borrowings decreased 288 basis points. Competition for deposits in all our markets limited our ability to move deposit rates down as interest rates declined. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 12 basis points in the second quarter of 2008 compared with 43 basis points in the second quarter of 2007 and 25 basis points in the preceding quarter.

Management regularly models the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to decrease slightly over a one-year forward looking period. However, other factors such as loan spread compression, deposit product mix, the overall balance sheet composition and the previously noted widening of the spread between LIBOR and the federal funds rate may affect this general expectation.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates. Approximately 67% of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $410 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates.

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

                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2008 / 2007                 June 30, 2008 / 2007
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                $  15,267 $  11,689   $   3,578     $   29,114  $   21,977  $    7,137
  Trading securities                              786       652         134          1,700       1,477         223
  Loans                                       (44,068)   20,107     (64,175)       (57,470)     44,323    (101,793)
  Funds sold and resell agreements               (569)       50        (619)          (394)        318        (712)
---------------------------------------------------------------------------------------------------------------------
Total                                         (28,584)   32,498     (61,082)       (27,050)     68,095     (95,145)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        (20,487)    7,216     (27,703)       (24,679)     16,430     (41,109)
  Savings deposits                               (229)        2        (231)          (355)         28        (383)
  Time deposits                               (15,229)   (4,632)    (10,597)       (20,636)     (6,590)    (14,046)
  Federal funds purchased and repurchase
   agreements                                 (17,949)    4,339     (22,288)       (27,865)      8,588     (36,453)
  Other borrowings                              2,272    13,840     (11,568)         4,892      21,507     (16,615)
  Subordinated debentures                      (1,003)     (205)       (798)          (807)      1,382      (2,189)
---------------------------------------------------------------------------------------------------------------------
Total                                         (52,625)   20,560     (73,185)       (69,450)     41,345    (110,795)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          24,041    11,938      12,103         42,400      26,750      15,650

Change in tax-equivalent adjustment               (15)                                 (84)
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   24,026                            $  42,316
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue decreased $34.6 million compared with the second quarter of last year. Fees and commission revenue decreased $33.4 million. The decrease in fees and commission revenue included a $60.7 million charge to write down SemGroup derivative contracts to estimated fair value, partially offset by a $27.3 million increase in all other fees and commissions revenue sources. Net losses on securities and derivatives used by the Company to manage its interest rate risk during the second quarter of 2008 totaled $8.2 million, compared with net losses on securities and derivatives of $6.4 million for the second quarter of 2007. Other operating revenue was down $64.9 million from the first quarter of 2008. Fees and commissions revenue decreased $50.3 million due primarily to the write down of SemGroup derivative contracts. Net gains on securities and derivatives used by the Company to manage its interest rate risk totaled $6.7 million for the first quarter of 2008 due primarily to Visa, Inc.'s initial public offering.

Diversified sources of fees and commissions revenue are a significant part of our business strategy and generally represent 40% to 45% of our total revenue, excluding gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.

Fees and commissions revenue

Brokerage and trading activities resulted in a net loss of $35.5 million for the second quarter of 2008 due to the $60.7 million charge to write down SemGroup derivative contracts to fair value. Excluding this charge and revenue from transactions with SemGroup that may not be recurring, brokerage and trading revenue totaled $23.3 million for the second quarter of 2008, up $10.6 million or 84% over the second quarter of 2007. Revenue from trading and institutional securities sales totaled $11.6 million in the second quarter of 2008 compared with $5.4 million in the second quarter of 2007. Revenue from retail brokerage activities totaled $6.2 million for the second quarter of 2008 and $4.5 million for the second quarter of 2007. Customer hedging revenue, excluding the write-down of derivative contracts and revenue from transactions with SemGroup, totaled $4.0 million for the second quarter of 2008 and $2.1 million for the second quarter of 2007.

Brokerage and trading revenue, excluding the charge to write down derivative contracts to fair value and revenue from transactions with SemGroup, increased $469 thousand or 8% annualized compared with the first quarter of 2008. Revenue from trading and institutional securities sales were down $1.2 million and revenue from retail brokerage activities were up $857 thousand from the first quarter of 2008. Customer hedging revenue was up $106 thousand, excluding revenue from SemGroup transactions. In addition, investment banking revenue for the second quarter of 2008 totaled $1.4 million, up $752 thousand over the first quarter of 2008.

Transaction card revenue increased $2.9 million or 13% over the second quarter of 2007. ATM network revenue increased $1.3 million or 13% while check card revenue increased $1.2 million or 20% over the second quarter of 2007 due to volume growth. Merchant discount fees increased $296 thousand, or 4%, over the second quarter of 2007. Transaction card revenue for the second quarter of 2008 was up $2.2 million over the first quarter of 2008 due largely to seasonal changes. ATM network fees increased $948 thousand and merchant discount fees increased $602 thousand due to transaction volumes. Check card revenue was up $661 thousand over the previous quarter.

Trust fees and  commissions  increased $1.5 million or 8% for the second quarter of 2008. The fair value of all trust assets, which is the basis for a significant portion of trust revenue, totaled $34.4 billion at June 30, 2008 compared with $33.7 billion at June 30, 2007. Net fees from mutual fund advisory and administrative services, which provide 21% of total trust fees and commissions increased $188 thousand or 4%. Personal trust management fees, which provide 33% of total trust fees and commissions increased $863 thousand or 14%. Employee benefit plan management fees, which provide 19% of total trust fees, increased $359 thousand or 10%. Trust fees and commissions increased $144 thousand or 3% annualized over the first quarter of 2008. The fair value of all trust assets totaled $35.5 billion at March 31, 2008 or 3% more than the fair value of all trust relationships at June 30, 2008.

Deposit service charges and fees totaled $30.2 million for the second quarter of 2008, up $3.4 million or 13% over the second quarter of 2007. Commercial deposit account fees were up $2.6 million or 38% over the same period of 2007 due to a decrease in earnings credit available to commercial deposit customers and an increase in service charges to partially offset higher deposit insurance costs. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, decreases when interest rates fall. Overdraft fees grew $840 thousand or 5%. Service charges on retail accounts decreased $53 thousand or 4% due to service-charge free deposit products. Deposit service charges increased $2.5 million compared with the first quarter of 2008. Overdraft fees were up $1.5 million. Overdraft fees are generally lower in the first quarter of each year due to seasonal factors. Commercial deposit account fees were up $1.0 million.

Mortgage banking revenue was up $3.2 million or 78% compared with 2007. Servicing revenue totaled $4.3 million for both the second quarters of 2008 and 2007. The outstanding principal balance of mortgage loans serviced for other totaled $5.0 billion at June 30, 2008 and $4.8 billion at June 30, 2007. Net gains on mortgage loans sold totaled $2.9 million, up $3.2 million over the second quarter of 2007. Mortgage loans originated totaled $362 million for the second quarter of 2008, up 15% over the same period in 2007.

Margin asset fees totaled $4.5 million in the second quarter of 2008 and $969 thousand in the second quarter of 2007. Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $762 million for the second quarter of 2008, compared with $96 million for the second quarter of 2007. The increase in revenue earned on margin assets is offset by a decrease in net interest revenue due to the costs to fund the margin assets.

Securities and derivatives

Net gains and losses on securities consisted of the following:

                                                   Three Months Ended
                                          June 30       March 31    June 30
                                            2008          2008       2007
                                            ----          ----       ----
Gain (loss) on portfolio securities        $   276      $2,947     $(  580)
Gain on Visa, Inc. IPO securities                -       6,788           -
Other than temporary impairment of
  equity securities                              -      (5,306)          -
Gain (loss) on mortgage hedge securities    (5,518)        191      (5,682)
                                             -----       ------      -----
Net gain (loss) on securities              $(5,242)      $4,620    $(6,262)
                                             =====        =====      =====


BOK Financial recognized net losses of $5.2 million on securities for the second quarter of 2008, net losses on securities of $6.3 million for the second quarter of 2007 and net gains on securities of $4.6 million for the first quarter of 2008. Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value. Changes in fair value of these securities are recognized in earnings as they occur. During the first quarter of 2008, the Company recorded a $5.3 million pre-tax other-than-temporary-impairment charge to recognize the decrease in fair value of its holdings of variable-rate perpetual preferred stock issued by seven major banks and brokerage houses. The Company also recognized a $6.8 million gain from the partial redemption of Visa, Inc. Class B shares as part of Visa's initial public offering. The Company sold certain available for sale securities during the first quarter of 2008 at a $2.9 million gain to reduce prepayment risk in response to falling interest rates.

Net losses on derivatives totaled $3.0 million for the second quarter of 2008 and $183 thousand for the second quarter of 2007. Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and the related hedged assets and liabilities when adjustments are permitted by generally accepted accounting principles. Derivative instruments generally consist of interest rate swaps where the Company pays a variable rate based on LIBOR and receives a fixed rate. These swaps generally decrease in value as interest rates rise and increase in value as interest rates fall.

The Company adopted Statement of Financial Accounting Standards No. 159, Fair Value Option ("FAS 159") effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133 were designated as being reported at fair value when FAS 159 was first adopted. In addition, certain certificates of deposit issued subsequent to the adoption of FAS 159 have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               June 30,       March 31,         Dec. 31,       Sept. 30,        June 30,
                                                 2008           2008             2007            2007             2007
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $  (35,462)    $   23,913       $   20,402      $   15,541       $   13,317
Transaction card revenue                        25,786         23,558           23,512          23,812           22,917
Trust fees and commissions                      20,940         20,796           20,145          19,633           19,458
Deposit service charges and fees                30,199         27,686           29,938          27,885           26,797
Mortgage banking revenue                         7,198          7,217            6,912           5,809            4,034
Bank-owned life insurance                        2,658          2,512            2,614           2,520            2,525
Margin asset fees                                4,460          1,967            2,012           1,061              969
Other revenue                                    7,824          6,215            7,819           7,456            6,947
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                    63,603        113,864          113,354         103,717           96,964
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                     216            (35)          (1,316)             42             (348)
Gain (loss) on securities, net                  (5,242)         4,620           (6,251)          4,748           (6,262)
Gain (loss) on derivatives, net                 (2,961)         2,113            1,529             865             (183)
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $   55,616     $  120,562       $  107,316      $  109,372       $   90,171
--------------------------------------------------------------------------------------------------------------------------


Other Operating Expense

Other operating expense for the second quarter of 2008 totaled $159.3 million, up $25.1 million or 19% over the second quarter of 2007. Changes in the fair value of mortgage servicing rights increased other operating expense $5.8 million. Personnel costs increased $9.5 million or 12% due largely to incentive compensation costs. Non-personnel expenses, excluding changes in the fair value of mortgage servicing rights, increased $9.8 million or 17% due largely to higher deposit insurance costs and losses on mortgage loans sold with recourse.

Personnel expense

Personnel expense totaled $89.6 million for the second quarter of 2008 and $80.1 million for the second quarter of 2007. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel cost totaled $54.0 million, up $2.2 million or 4% over the second quarter of 2007. The increase in regular compensation expense was due primarily to an increase in average regular compensation per full time equivalent employee. Average staffing levels were up 1% over the second quarter of last year.


----------------------------------------------------------------------------------------------------------------------
Table 3 - Personnel Expense
(Dollars in thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2008             2008           2007              2007             2007
                                   ----------------------------------------------------------------------------------
Regular compensation               $    54,024     $    52,576     $    52,316      $    53,592      $    51,821
Incentive compensation:
     Cash-based                         19,503          19,287          19,568           15,559           12,485
     Stock-based                         2,760           2,272           1,794            2,345            3,097
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            22,263          21,559          21,362           17,904           15,582
Employee benefits                       13,310          13,971          10,834           11,816           12,651
Workforce reduction costs, net               -               -               -            2,499                -
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $    89,597     $    88,106     $    84,512      $    85,811      $    80,054
---------------------------------------------------------------------------------------------------------------------
Number of employees
  (full-time equivalent)                 4,137           4,135           4,110            4,299            4,093
---------------------------------------------------------------------------------------------------------------------

Incentive compensation increased $6.7 million or 43% to $22.3 million. Expense for cash-based incentive compensation plans increased $7.0 million or 56%. These plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over the second quarter of 2007 included a $3.7 million increase in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards decreased $262 thousand compared with the second quarter of 2007. This decrease reflected changes in the market value of BOK Financial common stock. The market value of BOK Financial common stock increased $1.22 per share in the second quarter of 2008 and increased $3.89 per share in the second quarter of 2007. Compensation expense for equity awards decreased $75 thousand or 5% compared with the second quarter of 2007. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense totaled $13.3 million, a $659 thousand or 5% increase over 2007. Medical insurance costs were down $378 thousand or 9%. The Company self-insures a portion of its employee health care coverage.

Data processing and communications expense

Data processing and communications expense totaled $19.5 million, up $1.1 million or 6% over the second quarter of 2007. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing costs increased $674 thousand or 6% due to growth in processing volumes and acquisitions during 2007. Transaction card processing costs increased $447 thousand or 6% due to growth in processing volume.

Other operating expenses

Occupancy and equipment expenses totaled $15.1 million for the second quarter of 2008, up $1.2 million or 9% over 2007. Growth in occupancy expense was due to 24 new branch locations added in the past year, including 16 added from bank acquisitions during the second quarter of 2007. Insurance expense increased $1.9 million compared to the second quarter of 2007 due to an increase in FDIC insurance premiums. A one-time credit granted to eligible depository institutions by the Federal Deposit Insurance Reform Act of 2005 to offset deposit insurance premiums was largely used in 2007.

Mortgage banking costs included a $3.4 million increase in provision for losses on residential mortgage loans sold with recourse. The Company's obligation to repurchase these loans is more-fully discussed in the Loan Commitments section of this report.

----------------------------------------------------------------------------------------------------------------------
Table 4 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                       June 30,        March 31,       Dec. 31,         Sept. 30,         June 30,
                                        2008             2008           2007              2007             2007
                                   ----------------------------------------------------------------------------------
Personnel                          $    89,597     $    88,106     $    84,512      $    85,811      $    80,054
Business promotion                       5,777           4,639           6,528            5,399            5,391
Professional fees and services           6,973           5,648           6,209            5,749            5,963
Net occupancy and equipment             15,100          15,061          15,466           14,752           13,860
Insurance                                2,626           3,710             843              759              693
Data processing & communications        19,523          18,893          19,086           18,271           18,402
Printing, postage and supplies           4,156           4,419           4,221            4,201            4,179
Net (gains) losses and operating
   expenses of repossessed assets         (229)            378             120              172              192
Amortization of intangible assets        1,885           1,925           2,382            2,397            1,443
Mortgage banking costs                   6,054           5,681           4,225            3,877            2,485
Change in fair value of mortgage
  servicing rights                         767           1,762           3,344            3,446           (5,061)
Visa retrospective responsibility
  obligation                                 -          (2,767)          2,767                -                -
Other expense                            7,039           5,949           8,024            6,184            6,530
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   159,268     $   153,404     $   157,727      $   151,018      $   134,131
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax benefit was $2.9 million or 71% of book taxable loss for the second quarter of 2008 compared with $29.3 million or 35% of book taxable income for the second quarter of 2007 and $34.4 million or 36% of book taxable income for the first quarter of 2008. The effective tax rate for the second quarter of 2008 includes adjustments to estimated income tax expense due to the loss incurred in the second quarter.

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

------------------------------------------------------ -------------------------------- --------------------------------
Table 5 - Net Income by Line of Business
(In thousands)                                           Three months ended June 30,       Six months ended June 30,
                                                             2008             2007            2008             2007
                                                       ---------------- --------------- ---------------- ---------------
Regional banking                                         $ 22,532         $ 24,332        $ 41,780         $ 49,055
Oklahoma corporate banking                                (37,860)          19,039         (17,405)          37,060
Mortgage banking                                           (3,515)             122          (4,492)             168
Oklahoma consumer banking                                   7,635            9,079          16,882           18,540
Wealth management                                           9,554            6,672          19,895           14,048
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Subtotal                                              (1,654)          59,244          56,660          118,871
Funds management and other                                    493           (5,381)          4,444          (12,215)
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Total                                               $ (1,161)        $ 53,863        $ 61,104         $106,656
------------------------------------------------------ ---------------- --------------- ---------------- ---------------


Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, this Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division incurred a net loss of $37.9 million for the second quarter of 2008 due to its credit exposure from one customer, SemGroup, which declared bankruptcy in mid July 2008. Losses on loans and derivative contracts with SemGroup reduced the Oklahoma Corporate Banking Division's net income for the second quarter of 2008 by $53.0 million. This Division contributed $19.0 million to consolidated net income in the second quarter of 2007 and $20.4 million to consolidated net income in the first quarter of 2008. Excluding SemGroup losses, the Oklahoma Corporate Banking Division's net income for the second quarter of 2008 was $15.1 million.

Net interest revenue decreased $4.0 million or 10%. Average earnings assets attributed to this division increased $93 million or 2% over 2007 to $4.7 billion. Average loans decreased $33 million or 1% to $4.4 billion. Average commercial loans decreased $152 million or 6%. The decrease in average commercial loans was partially offset by a $70 million increase in average consumer loans, primarily indirect automobile loans, and a $50 million increase in average real estate loans. Average funds provided to the funds management unit by the Oklahoma Corporate Banking Division increased $122 million. Average deposits attributed to the Oklahoma Corporate Banking Division increased $206 million or 10% due primarily to growth in treasury services Eurodollar deposit products.

Operating revenue decreased $57.6 million due primarily to a $60.7 million charge for the decrease in the fair value of derivative contracts with SemGroup. Operating revenue was up $3.1 million or 13% excluding this charge. Operating revenue provided by TransFund increased $1.4 million or 15% and service charges on commercial deposit accounts were up $1.1 million or 21%. Operating expenses, which consist primarily of personnel and data processing costs, increased $2.8 million or 10%.

Net loans charged off by the Oklahoma Corporate Banking Division totaled $32.3 million in the second quarter of 2008, which included a $26.0 million charge off of SemGroup loans. Excluding SemGroup, net loans charged off in the second quarter of 2008 totaled $6.3 million or 0.54% of average loans. Net loans charged off totaled $3.3 million or 0.30% of average loans for the second quarter of 2007 and $2.2 million or 0.18% of average loans for the first quarter of 2008.

Table 6 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     ------------- --- ------------- -- -------------- -- -------------
NIR (expense) from external sources               $      49,464     $      62,907    $     101,875     $     122,679
NIR (expense) from internal sources                     (14,335)          (23,731)         (30,511)          (45,903)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     35,129            39,176           71,364            76,776

Other operating revenue                                 (34,183)           23,454          (10,304)           44,454
Operating expense                                        30,980            28,156           60,132            55,911
Gains on financial instruments, net                           -                 -            4,689                 -
Net loans charged off                                    32,271             3,313           34,443             4,644
Net income (loss)                                       (37,860)           19,039          (17,405)           37,060

Average assets                                    $   6,135,980     $   5,785,263    $   6,118,107     $   5,748,197
Average economic capital                                461,840           405,160          434,280           413,010

Return on assets                                          (2.48)%            1.32%           (0.57)%           1.30%
Return on economic capital                               (32.97)%           18.85%           (8.06)%          18.10%
Efficiency ratio                                             NM             44.96%           98.48%           46.12%


Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division and BOSC's retail brokerage division. Consumer banking services are offered through 35 locations in Tulsa, 32 locations in Oklahoma City and 16 locations throughout the state.

The Oklahoma Consumer Banking Division contributed net income of $7.6 million for the second quarter of 2008, compared to net income of $9.1 million for the second quarter of 2007. Net interest revenue decreased $2.8 million or 15% over 2007 due primarily to deposit spread compression. Average loans attributed to the Oklahoma Consumer Banking Division in 2008 increased $19 million or 7% compared with 2007. Average deposits provided by the Oklahoma Consumer Banking Division grew $136 million or 5% to $3.0 billion. Average demand deposits were up $36 million or 10% over 2007. Interest bearing deposits increased $100 million or 4%, including a $229 million or 21% increase in interest bearing transaction accounts and a $129 million or 9% decrease in time deposits. Other operating revenue was up $1.5 million or 8% over 2007 largely from check card revenue and overdraft fees. Operating expenses increased $1.5 million or 7% over 2007, including a $546 thousand or 7% increase in personnel expense and a $946 thousand or 7% increase in non-personnel expense. Net loans charged-off, which consist primarily of overdrawn deposit accounts, totaled $402 thousand for the second quarter of 2008 and $801 thousand for the second quarter of 2007.

Table 7 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $     (11,537)    $     (16,740)   $     (26,395)    $     (33,891)
NIR (expense) from internal sources                      27,265            35,224           58,814            70,439
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     15,728            18,484           32,419            36,548

Other operating revenue                                  20,876            19,329           39,942            37,208
Operating expense                                        23,699            22,207           45,361            42,382
Gains on financial instruments, net                           -                 -            1,576                 -
Net loans charged off                                       402               801              963             1,062
Net income                                                7,635             9,079           16,882            18,540

Average assets                                    $   3,036,095     $   2,905,822    $   3,013,375     $   2,917,365
Average economic capital                                 58,230            66,370           59,930            65,820

Return on assets                                           1.01%             1.25%            1.13%             1.28%
Return on economic capital                                52.74%            54.87%           56.65%            56.80%
Efficiency ratio                                          64.74%            58.73%           62.69%            57.46%


Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOk Mortgage incurred a net loss of $3.5 million in the second quarter of 2008 compared to net income of $122 thousand in the second quarter of 2007. Changes in the fair value of mortgage servicing rights, net of hedging activity, reduced net income $3.8 million in 2008 and $379 thousand in 2007. In addition, an increase in the provision for off-balance sheet credit risk on mortgage loans sold with recourse reduced net income $2.1 million in the second quarter of 2008.

Mortgage banking activities consisted primarily of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. The Mortgage Banking Division also holds a permanent portfolio of $447 million of residential mortgage loans which generated net income of $473 thousand in the second quarter of 2008.

Loan Production Sector

Pre-tax loss from loan production totaled $1.8 million for the second quarter of 2008 compared with pre-tax income of $331 thousand for the second quarter of 2007. Loan production revenue totaled $3.9 million in second quarter of 2008, including $5.9 million of capitalized mortgage servicing rights, partially offset by net losses on mortgage loans sold. Loan production revenue totaled $4.1 million in second quarter of 2007. Capitalized mortgage servicing rights totaled $3.6 million for the second quarter of 2007. The average initial fair value of servicing rights on mortgage loans funded was 1.61% for 2008 and 1.46% for 2007. Mortgage loans funded totaled $362 million in second quarter of 2008 and $315 million in the second quarter of 2007. Approximately 60% and 17% of the loans funded during the second quarter of 2008 were in Oklahoma and Texas, respectively. The pipeline of mortgage loan applications totaled $517 million at June 30, 2008, compared to $525 million at March 31, 2008 and $306 million at June 30, 2007. Operating expenses, excluding direct loan production costs which are recognized as part of the gain or loss on loans sold, totaled $6.8 million in 2008 and $3.9 million in 2007. The increase in operating expenses was due to a $3.4 million increase in provision for losses on loans sold with recourse.

Loan Servicing Sector

The loan servicing sector had a pre-tax loss of $5.1 million for the second quarter of 2008 compared with a pre-tax loss of $552 thousand for the second quarter of 2007. The increase in net loss from loan servicing during the second quarter of 2008 was due to ineffectiveness of our economic hedging. We recognized a net pre-tax loss of $6.3 million in the second quarter of 2008 and a net pre-tax loss of $620 thousand in 2007 from changes in the value of mortgage servicing rights and economic hedging activities. The fair value of securities designated as an economic hedge decreased $5.5 million during the second quarter of 2008, which was largely expected based on changes in market interest rates for mortgage-backed securities. However, changes in mortgage commitment rates, prepayment speed assumptions, discount rates and other estimates of future activities decreased the fair value of mortgage servicing rights recognized in earnings by $767 thousand in the second quarter of 2008, which was unexpected. Factors which caused the fair value of our servicing rights to not increase as expected included an increase in prepayment speed of our servicing rights relative to national averages and a decrease in short-term interest rates relative to mortgage commitment rates. During the second quarter of 2007, economic hedge activity produced net losses of $5.7 million, which largely offset that quarter's increase in the fair value of servicing rights of $5.1 million.

Servicing revenue, including revenue on loans serviced for affiliates, totaled $4.8 million in second quarter of 2008 compared to $4.4 million in the same period of 2007. The average outstanding balance of loans serviced, including loans serviced for affiliates, was $5.7 billion during the second quarter of 2008 compared to $5.2 billion during 2007. Servicing revenue per outstanding loan principal was 34 basis points in 2008 compared with 34 basis points in 2007. Servicing costs totaled $1.8 million for the second quarter of 2008 and $2.0 million for the second quarter of 2007. At June 30, 2008, the total number of loans serviced by BOk Mortgage was 58,021. Serviced loans delinquent 90 days or more or in process of foreclosure totaled 620 or 1.07%; 366 of these loans are in Oklahoma, 71 are in Arkansas, 51 are in Kansas / Missouri and 38 are in Texas.

The fair value of mortgage servicing rights decreased $3.4 million during the second quarter of 2008 and $3.2 million during the second quarter of 2007 due to actual runoff of the underlying loans serviced. This reduction in fair value is included in mortgage banking costs in the Consolidated Statement of Earnings.


Table 8 -  Mortgage Banking
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      11,584     $       8,529    $      23,236     $      16,344
NIR (expense) from internal sources                      (8,406)           (7,591)         (17,527)          (14,543)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      3,178               938            5,709             1,801

Capitalized mortgage servicing rights                     5,909             3,566           10,314             5,915
Other operating revenue                                   2,043             5,654            5,718            10,594
Operating expense                                        10,444             9,215           20,859            16,314
Change in fair value of mortgage servicing
   rights                                                   767            (5,061)           2,529            (3,897)
Losses on financial instruments, net                     (5,518)           (5,681)          (5,327)           (5,428)
Net loans charged off                                        81               122              306               191
Net income (loss)                                        (3,515)              122           (4,492)              168

Average assets                                    $     887,397     $     684,483    $     886,431     $     653,332
Average economic capital                                 32,250            23,890           28,820            25,090

Return on assets                                          (1.59)%            0.07%           (1.02)%            0.05%
Return on economic capital                               (43.84)%            2.05%          (31.34)%            1.35%
Efficiency ratio                                          93.84%            90.72%           95.94%            89.10%


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

At June 30, 2008, financial instruments with a fair value of $98.3 million and an unrealized loss of $1.9 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At June 30, 2008, the pre-tax results of this modeling on reported earnings were:


Table 9 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                          50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights   $    2,560      $   (3,724)
Fair value of hedging instruments             (2,661)          2,671
                                        ----------------- ----------------
Net                                       $     (101)     $   (1,053)
                                        ----------------- ----------------


Table 9 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase the fair value of our servicing rights $2.6 million while a 50 basis point decrease is expected to reduce the fair value $3.7 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. This is much less of a limit of the speed at which mortgage loans may prepay in a declining rate environment.

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

Wealth Management

BOK Financial provides a wide range of financial services through its wealth management line of business, including trust and private financial services, and brokerage and trading activities. This line of business includes the activities of BOSC, Inc., a registered broker / dealer and Cavanal Hill Investment Management, Inc., an SEC-registered investment advisor. Cavanal Hill changed its name from AXIA Investment Management, Inc. on June 20, 2008. Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-(k) program and administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consists of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services and customer risk management programs.

Wealth Management contributed net income of $9.6 million in the second quarter of 2008. This compared to net income of $6.7 million in the second quarter of 2007. Growth in net income was due primarily to increased revenue from trading and institutional securities sales.

Trust and private financial services provided $3.8 million of net income in the second quarter of 2008, down $1.8 million from the second quarter of 2007. Trust fees and commissions for the Wealth Management line of business totaled $18.1 million, up $1.2 million or 7% increase over last year. At June 30, 2008 and 2007, the Wealth Management line of business was responsible for trust assets with aggregate market values of $31.4 billion and $30.8 billion, respectively, under various fiduciary arrangements. The growth in trust assets reflected increased market value of assets managed in addition to new business generated during the year. We have sole or joint discretionary authority over $11.9 billion of trust assets at June 30, 2008 compared to $11.4 billion of trust assets at June 30, 2007. The fair value of non-managed assets decreased $414 million to $11.8 billion at June 30, 2008. Assets held in safekeeping totaled $7.7 billion at June 30, 2008. Operating expenses attributed to trust and private financial services totaled $19.0 million for the second quarter of 2008 and $16.9 million for the second quarter of 2007. Personnel costs increased $1.1 million or 10% due primarily to staffing increases in the Arizona and Kansas
City markets. Non-personnel costs increased $962 thousand or 15% due to increased legal, data processing and safekeeping costs.

Brokerage and trading activities provided $5.8 million of net income in 2008 compared to $1.1 million in 2007. Operating revenue increased $14.5 million due to brokerage and trading revenue and fees earned on margin assets. Brokerage and trading revenue increased $9.5 million due primarily to institutional securities sales, customer derivative revenue and retail brokerage fees. In addition, fees on margin assets were up $3.2 million, largely offset by a decrease in net interest revenue for the cost to fund margin assets. Operating expenses, which consist primarily of compensation expense increased $4.0 million or 34%. Incentive compensation expense which is directly related to revenue growth was up $4.0 million.


Table 10 -  Wealth Management
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       7,911     $       3,480    $      10,905     $       8,005
NIR (expense) from internal sources                      (4,170)            4,608             (335)            8,894
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      3,741             8,088           10,570            16,899

Other operating revenue                                  47,527            31,957           91,408            62,490
Operating expense                                        34,816            28,746           68,211            56,004
Net loans charged off                                       807               393            1,199               407
Net income                                                9,554             6,672           19,895            14,048

Average assets                                    $   2,773,578     $   1,774,525    $   2,633,307     $   1,733,099
Average economic capital                                163,410           160,850          153,310           163,750

Return on assets                                           1.39%             1.51%            1.52%             1.63%
Return on economic capital                                23.52%            16.64%           26.10%            17.30%
Efficiency ratio                                          67.91%            71.78%           66.89%            70.54%



Regional Banking

Regional banking consists primarily of the commercial and consumer banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banking contributed net income of $22.5 million during the second quarter of 2008. This compares with net income of $24.3 million during the second quarter of 2007. Net income for the second quarter of 2008 from operations in Texas and Colorado decreased $1.4 million and $1.0 million, respectively, from the previous year. In addition net income from our Arizona banking operations decreased $628 thousand. Net income for the second quarter of 2008 from banking operations in New Mexico and Kansas City was up $860 thousand and $361 thousand, respectively, over the same period of 2007.

Decrease in net income provided by Texas operations was due primarily to higher operating costs and an increase in net loans charged-off. Net interest revenue increased $811 thousand or 2%. Average earning assets increased $572 million, including a $505 million or 18% increase in average loans. Average loans totaled $3.4 billion for the second quarter of 2008 and $2.8 billion for the second quarter of 2007. Average corporate banking loans increased $72 million or 4% to $1.9 billion. Growth in the average outstanding balances of middle market and indirect automobile loans was partially offset by reductions in the average outstanding balances of energy loans. Average community banking loans totaled $1.2 billion, up $368 million compared with the second quarter of 2007. Community banking loans were up in Dallas, Houston and Fort Worth. Average consumer loans increased $40 million or 62% over the second quarter of 2007, primarily in the Fort Worth market. Average deposits totaled $3.1 billion for the second quarter of 2008 and $2.8 billion for the second quarter of 2007. Average corporate banking deposits were down $187 million or 14% to $615 million. Average community banking deposits increased $265 million to $1.3 billion, primarily in the Fort Worth market. Average consumer banking deposits totaled $1.1 billion for the second quarter of 2008, up $168 million or 18%. Consumer deposit growth was also primarily in the Fort Worth market. Growth in average loans and deposits in the Fort Worth market includes Worth National Bank, which was acquired on May 31, 2007.

Other operating revenue in the Texas market increased $1.6 million or 23% over 2007 due primarily to a $1.0 million increase in deposit fees. Operating expenses were up $3.1 million or 13%, including a $1.0 million or 8% increase in personnel costs and a $2.1 million increase in non-personnel expense. Net loans charged off totaled $987 thousand or 0.12% of average loans for the second quarter of 2008 compared with a $609 thousand net recovery in 2007.

Net income decreased at our Colorado operations $1.0 million or 25% due primarily to increased operating expenses. Other operating revenue increased $838 thousand or 27% due primarily to growth in trust fees and deposit service charges. Trust fees and commissions totaled $2.8 million for the second quarter of 2008, up $248 thousand over the second quarter of 2007. The fair value of trust assets overseen by Colorado State Bank and Trust was $3.0 billion at June 30, 2008 up 4% from June 30, 2007. Deposit fees totaled $593 thousand for the second quarter of 2008 and $296 thousand for the second quarter of 2007. Operating expenses in Colorado increased $2.5 million or 35% over the second quarter of last year. Personnel expenses were up $781 thousand and non-personnel operating expenses were up $1.7 million. Growth in operating expenses included additional expenses from the First United acquisition late in the second quarter of 2007, including a $254 thousand increase in intangible asset amortization.

Average earning assets attributed to our Colorado operations increased $186 million or 13% to $1.7 billion. Securities and funds sold to the funds management unit increased $69 million. Average loans totaled $811 million for the second quarter of 2008, up $118 million or 17% over 2007. Average energy loans in the Colorado market increased $29 million or 11%. Commercial real estate loans were up $63 million or 34%, including commercial real estate loans acquired with First United Bank in the second quarter of 2007. Average deposits increased $164 million or 18% to $1.1 billion, including consumer deposit growth of $26 million or 5% and wealth management deposit growth of $120 million or 46%.

Net income in New Mexico totaled $5.9 million for the second quarter of 2008, up $860 thousand or 17% over the same quarter of 2007. Net interest revenue increased $861 thousand or 7% and operating revenue was up $208 thousand or 5%. Average loans increased $51 million or 7% to $786 million for the second quarter of 2008. Average deposits were $956 million for the second quarter of 2008 and $1.0 billion for 2007. Operating expenses increased $66 thousand or 1% over the second quarter of 2007. Personnel costs in New Mexico increased $164 thousand or 5% and non-personnel operating expense decreased $98 thousand.

Net income from banking operations in Arizona decreased $628 thousand due primarily to an increase in net loans charged-off. Net loss for the second quarter of 2008 totaled $148 thousand compared with net income of $480 thousand for the second quarter of 2007. Net loans charged-off were $1.3 million or 0.84% of average loans for the second quarter of 2008, up from $1 thousand in the second quarter of 2007. Net interest revenue grew $134 thousand. Average loans increased $130 million to $632 million. Small business and middle market commercial loans increased $105 million compared to the second quarter of 2007. Average commercial real estate loans decreased $13 million or 7% in Phoenix and increased $40 million or 25% in Tucson. Other operating revenue increased $97 thousand and operating expenses decreased $68 thousand or 2%.

Net income from banking operations in the Kansas City market was up $361 thousand compared with the second quarter of 2007. Net interest revenue increased $904 thousand and other operating revenue was up $948 thousand. Average loans increased $200 million to $406 million due primarily to growth in commercial loans. Average deposits were up $36 million to $89 million. Operating expenses for the second quarter of 2008 totaled $3.2 million, up $571 thousand over the second quarter of 2007. Net loans charged off were $690 thousand or 0.68% of average loans for the second quarter of 2008, up from $1 thousand in the second quarter of 2007.

Table 11 -  Bank of Texas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      44,485     $      45,929    $      89,447     $      91,237
NIR (expense) from internal sources                      (5,228)           (7,483)         (12,218)          (14,683)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     39,257            38,446           77,229            76,554

Other operating revenue                                   8,417             6,852           16,014            13,137
Operating expense                                        26,979            23,873           54,211            45,583
Gains on financial instruments, net                           -                 -              258                 -
Net loans charged off (recovered)                           987              (609)           2,894               536
Net income                                               12,692            14,057           23,356            27,841

Average assets                                    $   4,795,919     $   4,102,189    $   4,705,447     $   4,029,689
Average economic capital                                247,030           296,580          231,200           207,010
Average invested capital                                498,910           463,660          483,090           458,890

Return on assets                                           1.06%             1.37%            1.00%             1.39%
Return on economic capital                                20.66%            19.01%           20.32%            27.12%
Return on average invested capital                        10.23%            12.16%            9.72%            12.23%
Efficiency ratio                                          56.59%            52.70%           58.14%           50.82%


Table 12 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      16,803     $      18,735    $      33,891     $      36,446
NIR (expense) from internal sources                      (2,751)           (5,544)          (6,939)          (10,770)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     14,052            13,191           26,952            25,676

Other operating revenue                                   4,568             4,360            8,807             8,286
Operating expense                                         7,863             7,797           15,811            15,111
Gains on financial instruments, net                           -                 -              190                 -
Net loans charged off                                     1,025             1,428            1,137             1,559
Net income                                                5,947             5,087           11,607            10,565

Average assets                                    $   2,393,109     $   1,616,356    $   2,101,474     $   1,577,580
Average economic capital                                101,380            89,430           96,830            88,510
Average invested capital                                120,470           108,520          115,920           107,600

Return on assets                                           1.00%            1.26%             1.11%             1.35%
Return on economic capital                                23.59%            22.82%           24.11%            24.07%
Return on average invested capital                        19.85%            18.80%           20.14%            19.80%
Efficiency ratio                                          42.23%            44.42%           44.22%            44.49%

Table 13 - Bank of Arkansas
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       4,137     $       4,196    $       8,425     $       7,637
NIR (expense) from internal sources                      (1,101)           (1,726)          (2,629)           (3,117)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      3,036             2,470            5,796             4,520

Other operating revenue                                     288               310              643               644
Operating expense                                         1,158             1,098            2,221             2,139
Gains on financial instruments, net                           -                 -                7                 -
Net loans charged off                                       782               264            1,356               406
Net income                                                  846               867            1,753             1,599

Average assets                                    $     426,386     $     333,995    $     419,108     $     308,324
Average economic capital                                 26,090            19,430           22,220            18,280
Average invested capital                                 26,090            19,430           22,220            18,280

Return on assets                                           0.80%             1.04%            0.84%             1.05%
Return on economic capital                                13.04%            17.90%           15.87%            17.64%
Return on average invested capital                        13.04%            17.90%           15.87%            17.64%
Efficiency ratio                                          34.84%            39.50%           34.49%            41.42%


Table 14 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      14,873     $      17,734    $      31,805     $      35,143
NIR (expense) from internal sources                      (4,233)           (7,123)          (9,794)          (14,154)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     10,640            10,611           22,011            20,989

Other operating revenue                                   3,995             3,157            7,744             6,344
Operating expense                                         9,727             7,197           20,235            13,944
Gains on financial instruments, net                           -                 -               66                 -
Net loans charged off                                        17                 7              434                81
Net income                                                3,004             4,011            5,626             8,131

Average assets                                    $   1,865,368     $   1,594,657    $   1,888,792     $   1,576,326
Average economic capital                                111,620            78,030          110,430            80,170
Average invested capital                                166,920           133,330          165,720           135,470

Return on assets                                           0.65%             1.01%            0.60%            1.04%
Return on economic capital                                10.82%            20.62%           10.25%           20.45%
Return on average invested capital                         7.24%            12.07%            6.83%           12.10%
Efficiency ratio                                          66.46%            52.27%           68.01%           51.02%

Table 15 - Bank of Arizona
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       8,175     $      10,185    $      16,965     $      19,743
NIR (expense) from internal sources                      (3,119)           (5,263)          (6,986)          (10,246)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      5,056             4,922            9,979             9,497

Other operating revenue                                     281               184              557               368
Operating expense                                         4,251             4,319            8,325             7,955
Net loans charged off                                     1,329                 1            2,143                 1
Net income (loss)                                          (148)              480               42             1,166

Average assets                                    $     638,673     $     576,311    $     616,571     $     564,516
Average economic capital                                 63,910            50,320           61,550            47,270
Average invested capital                                 80,560            66,970           78,200            63,920

Return on assets                                          (0.09)%            0.33%            0.01%             0.42%
Return on economic capital                                (0.93)%            3.83%            0.14%             4.97%
Return on average invested capital                        (0.74)%            2.87%            0.11%             3.68%
Efficiency ratio                                          79.65%            84.59%           79.01%            80.64%


Table 16 - Bank of Kansas City
 (Dollars in Thousands)
                                                     Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       4,812     $       4,023    $       9,762     $       8,300
NIR (expense) from internal sources                      (2,342)           (2,457)          (5,080)           (5,283)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      2,470             1,566            4,682             3,017

Other operating revenue                                   1,703               755            2,448             1,210
Operating expense                                         3,170             2,599            5,744             4,629
Net loans charged off                                       690                 1            2,376                 2
Net income (loss)                                           191              (170)            (604)             (247)

Average assets                                    $     460,542     $     258,100    $     429,155     $     257,776
Average economic capital                                 26,690            13,330           26,390             6,520
Average invested capital                                 26,690            13,330           26,390             6,520

Return on assets                                           0.17%            (0.26)%          (0.28)%           (0.19)%
Return on economic capital                                 2.88%            (5.12)%          (4.60)%           (7.64)%
Return on average invested capital                         2.88%            (5.12)%          (4.60)%           (7.64)%
Efficiency ratio                                          75.96%           111.98%           80.56%           109.51%


Financial Condition

Securities

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At June 30, 2008, investment securities were carried at $246 million and had a fair value of $243 million. Management has the ability and intent to hold these securities until they mature.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $6.0 billion at June 30, 2008, up $337 million compared with March 31, 2008. Mortgage-backed securities represented 97% of total available for sale securities.

The primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately 2.9 years at June 30, 2008. Management estimates that the expected duration would extend to approximately 3.3 years assuming a 300 basis point immediate rate shock. Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are either fully or partially guaranteed. Credit risk on mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.

The Company has invested $46 million in variable rate perpetual preferred stocks issued by seven major banks and brokerage houses. Although these issuers remain rated investment grade by the major rating agencies and all scheduled dividend payments have been made, the fair values of these stocks declined to $32 million at as of June 30, 2008. Cumulative other-than-temporary impairment charges of $14 million have been recognized. The fair value of these securities has decreased an additional $5.1 million since June 30, 2008.

Net unrealized losses on available for sale securities totaled $91 million at June 30, 2008 compared with net unrealized losses of $28 million at March 31, 2008. The aggregate gross amount of unrealized losses at June 30, 2008 totaled $123 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses and prospects for recovery over various interest rate scenarios and time periods. The portfolio does not hold any securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $416 million of Alt-A mortgage-backed securities were held at June 30, 2008 with a total unrealized loss of $29 million. Approximately 82% of the Alt-A backed securities, including all Alt-A mortgage-backed securities originated in 2006 and 2007, are AAA rated and are credit enhanced with additional collateral support. Approximately 86% of all of our Alt-A mortgage-backed securities represent pools of fixed-rate mortgage loans. Management does not believe that any of the unrealized losses were due to credit concerns. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

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

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.6 billion at June 30, 2008, a $250 million or 8% annualized increase since March 31, 2008. Loan growth was broadly distributed among the various segments of the portfolio and across all geographic markets.

---------------------------------------------------------------------------------------------------------------------
Table 17 - Loans
(In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2008             2008           2007             2007            2007
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   1,895,050    $   1,966,996   $   1,954,967   $   1,852,681    $   1,842,888
  Services                               1,848,360        1,784,723       1,721,143       1,671,291        1,686,650
  Wholesale/retail                       1,226,875        1,206,224       1,081,172       1,039,855        1,017,486
  Manufacturing                            542,019          542,297         493,185         536,631          596,002
  Healthcare                               747,434          733,086         680,294         648,871          606,965
  Agriculture                              253,198          248,345         236,860         259,904          313,247
  Other commercial and industrial          525,637          475,187         569,884         501,128          485,594
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   7,038,573        6,956,858       6,737,505       6,510,361        6,548,832
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development      1,021,135        1,066,096       1,004,547         975,764          916,526
  Multifamily                              251,325          236,787         214,388         234,182          221,069
  Other real estate loans                1,555,037        1,529,041       1,531,537       1,575,089        1,654,385
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,827,497        2,831,924       2,750,472       2,785,035        2,791,980
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Secured by 1-4 family residential
    properties                           1,607,597        1,529,769       1,531,296       1,497,568        1,399,637
  Residential mortgages held for sale      119,944           91,905          76,677          73,488          116,257
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,727,541        1,621,674       1,607,973       1,571,056        1,515,894
---------------------------------------------------------------------------------------------------------------------

Consumer:
  Indirect automobile                      735,098          685,803         625,203         592,207          554,150
  Other consumer                           309,273          291,401         296,094         292,505          288,526
---------------------------------------------------------------------------------------------------------------------
      Total consumer                     1,044,371          977,204         921,297         884,712          842,676
---------------------------------------------------------------------------------------------------------------------

  Total                              $  12,637,982    $  12,387,660   $  12,017,247   $  11,751,164    $  11,699,382
---------------------------------------------------------------------------------------------------------------------


The commercial loan portfolio increased $82 million during the second quarter of 2008 to $7.0 billion at June 30, 2008. Energy loans totaled $1.9 billion or 15% of total loans. Outstanding energy loans decreased $72 million during the second quarter of 2008, including a $46 million decrease in net outstanding balances and a $26 million charge off of SemGroup loans. Approximately $1.6 billion of energy loans was to oil and gas producers, down from $1.7 billion at March 31, 2008. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The energy category of our loan portfolio is distributed $1.0 billion in Oklahoma, $576 million in Texas and $295 million in Colorado.

The services sector of the loan portfolio totaled $1.8 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.3 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $703 million of the outstanding balance of services loans is attributed to Texas, $558 million to Oklahoma, $238 million to New Mexico, $134 million to Arizona and $104 million to Colorado.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 17.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2008, the outstanding principal balance of these loans totaled $1.7 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 24% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.8 billion or 22% of the loan portfolio at June 30, 2008. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans decreased $4 million or 1% annualized from the previous quarter end. Construction and land development loans decreased $45 million to $1.0 billion. Loans secured by multifamily residential property increased $15 million and loans secured by other commercial real estate increased $26 million.

Loans secured by land, residential lots and construction totaled $1.0 billion at June 30, 2008. Approximately $265 million of these loans are attributed to the Oklahoma market, $299 million to the Texas market, $180 million to the Colorado market and $173 million to the Arizona market. Other commercial real estate loans totaled $1.6 billion at June 30, 2008. The geographic distribution of these loans included $547 million in Oklahoma, $484 million in Texas, $186 million in New Mexico, $162 million in Arizona and $87 million in Colorado. The major components of other commercial real estate loans were retail facilities - $378 million, office buildings - $423 million and industrial facilities - $180 million.

Residential mortgage loans, excluding loans held for sale, totaled $1.6 billion, up $78 million since March 31, 2008. At June 30, 2008, residential mortgage loans included $477 million of home equity loans, $520 million of loans held for business relationship purposes, $447 million of adjustable rate mortgages and $138 million of loans held for community development. Loans held for business relationship purposes increased $57 million and adjustable rate mortgage loans increased $22 million since March 31, 2008. We have no concentration in sub-prime residential mortgage loans. Our portfolio of adjustable rate mortgage loans is generally underwritten to prime standards and does not include loans with initial rates that are below market.

At June 30, 2008, consumer loans included $735 million of indirect automobile loans. Approximately $476 million of these loans were purchased from dealers in Oklahoma and $181 million were purchased from dealers in Arkansas. The remaining $78 million were purchased from dealers in Texas. Indirect automobile loans grew $49 million since March 31, 2008, including $27 million in Texas, $15 million in Oklahoma and $7 million in Arkansas. Approximately 7% of the outstanding balance at June 30, 2008 is considered near-prime, which is defined as loans to borrowers that had poor credit in the past but have re-established credit over a period of time. We generally do not originate sub-prime indirect automobile loans.

---------------------------------------------------------------------------------------------------------------------
Table 18 - Loans by Principal Market Area
(In thousands)

                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2008             2008           2007             2007            2007
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,228,179    $   3,248,424   $   3,219,176   $   3,113,412    $   3,317,877
   Commercial real estate                  875,546          940,686         890,703         875,135          897,838
   Residential mortgage                  1,099,277        1,080,882       1,080,483       1,058,142          971,692
   Residential mortgage held for sale      119,944           91,905          76,677          73,488          112,596
   Consumer                                601,184          586,695         576,070         562,631          540,986
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,924,130    $   5,948,592   $   5,843,109   $   5,682,808    $   5,840,989
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   2,166,925    $   2,124,192   $   1,985,645   $   1,941,731    $   1,856,049
   Commercial real estate                  889,364          838,781         846,303         913,910          888,118
   Residential mortgage                    299,996          262,305         275,533         266,850          263,344
   Consumer                                204,081          168,949         142,958         133,391          135,659
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,560,366    $   3,394,227   $   3,250,439   $   3,255,882    $   3,143,170
                                    ---------------------------------------------------------------------------------

New Mexico:
   Commercial                        $     451,225    $     472,543   $     473,262   $     446,573    $     434,394
   Commercial real estate                  271,177          258,731         252,884         256,994          263,342
   Residential mortgage                     89,469           85,834          84,336          83,274           81,521
   Consumer                                 16,977           14,977          16,105          15,769           13,225
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     828,848    $     832,085   $     826,587   $     802,610    $     792,482
                                    ---------------------------------------------------------------------------------

Arkansas:
   Commercial                        $      96,775    $     100,489   $     106,328   $     117,993    $     103,534
   Commercial real estate                  124,049          130,956         124,317         107,588          102,537
   Residential mortgage                     19,527           16,621          16,393          18,411           22,508
   Consumer                                197,979          180,551         163,626         148,404          129,431
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     438,330    $     428,617   $     410,664   $     392,396    $     358,010
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     489,844    $     486,525   $     490,373   $     491,204    $     480,097
   Commercial real estate                  276,062          261,099         252,537         247,802          274,610
   Residential mortgage                     38,517           31,011          26,556          26,322           18,516
   Consumer                                 16,367           17,552          16,457          18,623           18,470
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     820,790    $     796,187   $     785,923   $     783,951    $     791,693
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $     207,173    $     174,360   $     157,341   $     147,103    $     124,765
   Commercial real estate                  351,058          361,567         342,673         349,840          326,951
   Residential mortgage                     53,321           50,719          46,269          43,510           43,192
   Consumer                                  5,315            6,815           5,522           5,491            4,683
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     616,867    $     593,461   $     551,805   $     545,944    $     499,591
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Commercial                        $     398,452    $     350,325   $     305,380   $     252,345    $     232,116
   Commercial real estate                   40,241           40,104          41,055          33,766           38,584
   Residential mortgage                      7,490            2,397           1,726           1,059            2,525
   Consumer                                  2,468            1,665             559             403              222
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     448,651    $     394,491   $     348,720   $     287,573    $     273,447
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  12,637,982    $  12,387,660   $  12,017,247   $  11,751,164    $  11,699,382
                                    ---------------------------------------------------------------------------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.6 billion and standby letters of credit which totaled $626 million at June 30, 2008. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit issued on behalf of customers whose loans are non-performing totaled approximately $14 million.

The Company also has off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation and focused primarily on first-time homebuyers. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At June 30, 2008, the principal balance of loans sold subject to recourse obligations totaled $400 million. Approximately $15 million of these loans were originated in 2008, $107 million in 2007 and $89 million in 2006. Substantially all of these loans are to borrowers in our primary markets including $281 million to borrowers in Oklahoma, $45 million to borrowers in Arkansas, $23 million to borrowers in New Mexico, $19 million to borrowers in the Kansas City area and $17 million to borrowers in Texas. These programs to originate and sell mortgage loans with recourse were discontinued in the first quarter of 2008.

We maintain a separate reserve for this off-balance commitment which totaled $7.5 million at June 30, 2008. Approximately 2.12% of the loans sold with recourse with an outstanding principal balance of $8.7 million were either delinquent more than 90 days, in bankruptcy or in foreclosure. The provision for credit losses on loans sold with recourse, which is included in mortgage banking costs, was $2.9 million for the second quarter of 2008. Net losses charged against the reserve totaled $1.3 million for the second quarter of 2008.

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

Our customer energy hedging program is an integral part of our energy lending. This program allows customers that either produce, purchase, store or transport oil and natural gas to hedge their commodity price risk. We believe that a customer's prudent hedging strategy reduces our overall credit exposure.
Generally, the fair value of customer contracts will increase or decrease in direct relation to the fair value of their oil or natural gas reserves or their obligations to acquire or deliver energy products. For example, the amount a customer owes us to settle an energy contract may increase as market prices for that commodity increase. The market price for the oil or natural gas owned by that customer will also increase as the market prices for that commodity increase. This relationship is one way our customer energy derivative contracts remain well-secured as energy prices change.

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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or counterparty's ability to provide margin collateral was impaired. At June 30, 2008, the fair value of derivative contracts with SemGroup was reduced to approximately $37 million and a charge of $61 million was recognized because of their bankruptcy filing on July 22, 2008 and the estimated value of the underlying collateral no longer supported the contracts.

At June 30, 2008, the fair values of derivative contracts reported as assets under these programs totaled $1.4 billion. This included energy contracts with fair values of $1.3 billion, interest rate contracts with fair values of $73 million, agricultural product contracts with fair values of $12 million and foreign exchange contracts with fair values of $18 million. The aggregate net fair values of derivative contracts reported as liabilities totaled $1.4 billion. As of January 1, 2008, the Company adopted FASB Staff Position FIN 39-1 which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The aggregate net fair value of derivative liabilities at June 30, 2008 was $455 million after offsetting $990 million of cash collateral.

Approximately $1.3 billion or 98% of the fair value of asset energy contracts was with customers. Approximately $989 million of the fair value of the asset energy contracts are with energy producing customers. Credit risk of these contracts is backed by energy production owned by these customers. Approximately $252 million or 20% of the fair value of energy contracts, including $37 million of contracts with SemGroup, are with customers which store or transport energy products. Contracts with the five largest non-energy producing customers, including SemGroup, total approximately $222 million. Credit risk of these contracts is backed by physical product and other collateral, including cash margin held by the Company and letters of credit issued by third-party banks for the benefit of the Company. The remaining 2% of the fair value of asset energy contracts was with dealer counterparties, consisting primarily of highly-rated financial institutions and energy companies. The maximum net exposure to any single customer totaled $129 million at June 30, 2008.

At July 31, 2008, the fair value of derivative contracts reported as assets under our customer hedging programs totaled $748 million, down $631 million from $1.4 billion at June 30, 2008 due primarily to decreases in energy prices and contractual cash settlements. At July 31, 2008, the fair value of derivative liabilities totaled $843 million, down $602 million from $1.4 billion at June 30, 2008. The decrease in the fair value of derivative liabilities reduced our obligation to place cash margin collateral with our counterparties. Cash margin collateral placed by us to secure our obligations to dealer counterparties decreased $564 million during July to $426 million at July 31, 2008. The loss in fair value of SemGroup contracts, net of gains on amounts owed to energy dealers on related contracts, decreased $14.7 million during July 2008 due to decreases in energy prices. This reduction in net loss increases brokerage and trading revenue in the third quarter. However, the net loss on SemGroup contracts is subject to further changes during the third quarter until the settlement prices on open contracts become fixed. At July 31, 2008, approximately $160 million of the fair value of energy contracts are with customers which store or transport energy products. Contracts with the five largest non-energy producing customers, including SemGroup, total approximately $151 million. The maximum net exposure to any single customer totaled $95 million at July 31, 2008.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. Combined, these reserves totaled $177 million or 1.41% of outstanding loans at June 30, 2008 and $156 million or 1.27% of outstanding loans at March 31, 2008.

The reserve for loan losses, which is available to absorb losses inherent in the loan portfolio, totaled $154 million at June 30, 2008 compared with $137 million at March 31, 2008. These amounts represented 1.23% and 1.11% of outstanding loans, excluding loans held for sale, at June 30, 2008 and March 31, 2008, respectively. Losses on loans held for sale, principally mortgage loans accumulated for placement into security pools, are charged to earnings through adjustment in the carrying value. The reserve for loan losses also represented 96% of outstanding balance of nonperforming loans at June 30, 2008 compared to 123% at March 31, 2008. Net loans charged off during the second quarter of 2008 totaled $39.0 million compared to $8.9 million in the previous quarter and $5.8 million in the second quarter of 2007. Charge-offs of SemGroup loans were $26.0 million. The ratio of net loans charged off to average outstanding loans was 1.26% for the second quarter of 2008 compared with 0.29% in first quarter of 2008. Net commercial loan charge-offs, excluding SemGroup and net commercial real estate loan charge-offs increased $2.9 million and $924 thousand, respectively, compared with the previous quarter. Subsequent to June 30, 2008, the Company recovered $11.1 million on two loans charged off in previous years. These recoveries will increase the allowance for loan losses in the third quarter of 2008.

Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, totaled $2.9 million for the second quarter of 2008, up $168 thousand over the previous quarter. Net charge-offs of indirect auto loans totaled $1.7 million for the second quarter of 2008 and $1.6 million for the first quarter of 2008. Net indirect auto loans charged off were $950 thousand in the Oklahoma market, $692 thousand in the Arkansas market and $56 thousand in the Texas market. Approximately 1.95% of the indirect automobile loan portfolio is past due 30 days or more, including 2.03% in Oklahoma, 2.03% in Arkansas and 1.27% in Texas. At March 31, 2008, approximately 1.96% of the indirect automobile loan portfolio was past due 30 days or more.

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

------------------------------------------------------------------------------------------------------------------------------
Table 19 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 June 30,         March 31,       Dec. 31,       Sept. 30,         June 30,
                                                   2008             2008           2007            2007             2007
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     136,584     $     126,677   $     121,932  $     119,759    $     114,371
   Loans charged off:
      Commercial                                   33,502             4,244           2,731          3,072            5,454
      Commercial real estate                        2,572             1,602           1,369            339               57
      Residential mortgage                          1,068               814             891            394              300
      Consumer                                      4,384             4,418           3,939          3,684            3,000
------------------------------------------------------------------------------------------------------------------------------
      Total                                        41,526            11,078           8,930          7,489            8,811
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      842               435             242          1,172            1,649
      Commercial real estate                           98                52               2             30               37
      Residential mortgage                            121                58              19             86               15
      Consumer                                      1,474             1,676           1,321          1,332            1,338
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,535             2,221           1,584          2,620            3,039
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                              38,991             8,857           7,346          4,869            5,772
Provision for loan losses                          56,425            18,764          12,091          7,104            7,570
Adjustments due to acquisitions                         -                 -               -            (62)           3,590
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     154,018     $     136,584   $     126,677  $     121,932    $     119,759
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      19,660     $      20,853   $      19,744  $      19,647    $      19,397
Provision for off-balance sheet credit losses       2,885            (1,193)          1,109             97              250
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      22,545     $      19,660   $      20,853  $      19,744    $      19,647
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $      59,310     $      17,571   $      13,200  $       7,201    $       7,820
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end (1)                                1.23%             1.11%           1.06%          1.04%            1.03%
Net charge-offs (annualized)
    to average loans (1)                             1.26              0.29            0.25           0.17             0.21
Total provision for credit losses (annualized)
    to average loans (1)                             1.91              0.58            0.45           0.25             0.28
Recoveries to gross charge-offs                      6.10             20.05           17.74          34.98            34.49
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         0.99x             3.86x           4.31x          6.26x            5.19x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.36%             0.32%           0.35%          0.33%            0.33%
Combined reserves for credit losses to loans
    outstanding at period-end (1)                    1.41              1.27            1.24           1.21             1.20
------------------------------------------------------------------------------------------------------------------------------
(1) Excludes residential mortgage loans held for sale.

Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At June 30, 2008, specific impairment reserves totaled $11.0 million on total impaired loans of $139 million. Specific impairment reserves were $5.2 million on total impaired loans of $90 million at March 31, 2008.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The range of nonspecific reserves for general economic factors includes their effect on our commercial, residential mortgage and consumer loan portfolios. Nonspecific reserves attributed to general economic conditions increased in the second quarter of 2008. Weakness in the economy became more apparent due to rising materials, food and energy prices along with continued weakness in residential real estate markets.

The provision for credit losses totaled $59.3 million for the second quarter of 2008, $17.6 million for the first quarter of 2008 and $7.8 million for the second quarter of 2007. The second quarter of 2008 provision included $26.3 million directly related to the Company's loans and loan commitments to SemGroup. Other factors considered in determining the provision for credit losses included trends in net losses and nonperforming loans, the application of statistical migration factors to loan growth and concentrations in commercial real estate and residential homebuilder loans. In addition, the outstanding balances of criticized and classified loans and potential problem loans increased.


Nonperforming Assets

Information regarding nonperforming assets, which totaled $181 million at June 30, 2008 and $126 million at March 31, 2008, is presented in Table 20. Nonperforming assets included nonaccrual and renegotiated loans and excluded loans 90 days or more past due but still accruing interest. Total nonperforming assets were 1.45% of period-end loans and repossessed assets at June 30, 2008, up from 1.02% at March 31, 2008. At June 30, 2008, nonperforming assets excluded $47 million of amounts due from SemGroup under derivative contracts and outstanding letters of credit that have not been funded. Amounts due under the derivative contracts will be reclassified as loans and reported as nonperforming if not paid on their contractual settlement dates, primarily in the third quarter of 2008. If all amounts due from SemGroup had been reported as loans at June 30, 2008, nonperforming assets and nonperforming assets as a percent of period-end loans and repossessed assets would have been $229 million and 1.82%, respectively.

Nonaccrual loans totaled $149 million at June 30, 2008 and $99 million at March 31, 2008. Newly identified nonaccrual loans totaled $100 million during the second quarter, including $38 million of loans to SemGroup. Newly identified nonaccrual loans also included $24 million of loans to residential homebuilders and $12 million to a mortgage lender. Nonaccrual loans decreased $33 million for loans charged off and foreclosed, including $26 million of loans to SemGroup, and $16 million for cash payments received. The net increase in nonaccrual loans to SemGroup during the second quarter of 2008 totaled $12 million. Approximately $12 million of nonaccrual loans are subject to the First United Bank sellers' escrow.

Nonaccrual commercial loans totaled $70 million at June 30, 2008 and $42 million at March 31, 2008. In addition to $12 million of nonaccrual loans to SemGroup and a $12 million nonaccrual loan to a mortgage lender, nonaccrual commercial loans consisted primarily of loans in the services and manufacturing sectors of the portfolio. None of the other nonaccrual commercial loans exceeded $10 million. Approximately $40 million of nonaccrual commercial loans are to borrowers in the Oklahoma market, $6 million are in the Texas market, $17 million are in the Colorado market and $4 million are in the New Mexico market.

Nonaccrual commercial real estate loans totaled $60 million at June 30, 2008 and $40 million at March 31, 2008. Approximately $45 million are loans secured by land and residential lots and construction, including $30 million in Arizona ($7 million in Tucson and $23 million in Phoenix), $6 million in Texas and $5 million in Colorado. Other significant nonaccrual commercial real estate loans included $5.3 million of retail facilities in New Mexico.

In addition to nonaccrual loans, nonperforming assets included $12 million of renegotiated loans and $21 million of real estate and other repossessed assets. Renegotiated loans consisted of residential mortgage loans and indirect automobile loans whose original terms have been modified. Approximately $8.6 million of renegotiated loans are residential mortgage loans guaranteed by agencies of the U.S. government. Real estate and other repossessed assets included $8 million of single family residential properties, $5 million of land and single family lots and construction, $3 million of manufacturing facilities and $2 million of automobiles. The geographic distribution of real estate and other repossessed assets included $6 million in Oklahoma, $3 million in New Mexico, $3 million in Colorado, $4 million in Arkansas, $3 million in Texas and $2 million in Arizona. Approximately $1.7 million of real estate and other repossessed assets are subject to the First United Bank sellers' escrow.

----------------------------------------------------------------------------------------------------------------------
Table 20 - Nonperforming Assets
(In thousands)
                                                   June 30,       March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2008           2008          2007         2007          2007
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $    69,679   $    41,966    $    42,981  $    21,168   $    20,456
   Commercial real estate                            60,456        40,399         25,319       11,355        19,470
   Residential mortgage                              17,861        15,960         15,272       11,469        11,418
   Consumer                                             611           812            718          705           675
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                           148,607        99,137         84,290       44,697        52,019
Renegotiated loans (3)                               11,840        11,850         10,394       10,752        10,113
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        160,447       110,987         94,684       55,449        62,132
Other nonperforming assets                           21,025        15,112          9,475       10,627         7,664
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $   181,472   $   126,099    $   104,159  $    66,076   $    69,796
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by principal market:
    Oklahoma                                   $     57,155  $     52,211    $    47,977  $    24,628  $     26,529
    Texas                                            20,860         8,157          4,983        4,921         6,176
    New Mexico                                        9,838         7,497         11,118        6,542         7,025
    Arkansas                                          2,924         2,866          1,635          843           816
    Colorado (4)                                     23,812         8,101          9,222        5,688         8,067
    Arizona                                          33,482        18,811          9,355        2,075         3,406
    Kansas / Missouri                                   536         1,494              -            -             -
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    148,607  $     99,137    $    84,290  $    44,697  $     52,019
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by loan portfolio sector:
    Commercial:
          Energy                               $     12,342  $        475    $       529  $       536  $        542
          Manufacturing                               6,731         9,274          9,915        8,858         8,705
          Wholesale / retail                          3,735         3,868          3,792        3,850         2,838
          Agriculture                                   811         1,848            380          540           769
          Services                                   30,080        23,849         25,468        5,987         6,843
          Healthcare                                  3,791         2,079          2,301          963           509
          Other                                      12,189           573            596          434           250
----------------------------------------------------------------------------------------------------------------------
               Total commercial                      69,679        41,966         42,981       21,168        20,456
    Commercial real estate:
          Land development and construction          45,291        29,439         13,466        7,289         9,333
          Multifamily                                   896         1,906          3,998        1,238         2,233
          Other commercial real estate               14,269         9,054          7,855        2,828         7,904
----------------------------------------------------------------------------------------------------------------------
               Total commercial real estate          60,456        40,399         25,319       11,355        19,470
    Residential mortgage                             17,861        15,960         15,272       11,469        11,418
    Consumer                                            611           812            718          705           675
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    148,607  $     99,137    $    84,290  $    44,697  $     52,019
----------------------------------------------------------------------------------------------------------------------
Ratios:
Reserve for loan losses to nonperforming loans       95.99%       123.06%        133.79%      219.90%       192.75%
Nonperforming loans to period-end loans (1)           1.28          0.90           0.79         0.47          0.54
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (2)                  $    10,683   $    11,266     $    5,575   $    3,986   $     4,215
----------------------------------------------------------------------------------------------------------------------

(1) Excludes residential mortgage loans held for sale.
(2) Includes residential mortgages guaranteed
    by agencies of the U.S. Government.        $     1,015   $       788     $    1,017   $    1,806   $     2,028
(3) Includes residential mortgages guaranteed
    by agencies of the U.S. Government.
    These loans have been modified to extend
    payment terms and/or reduce interest             8,638         8,386          7,550        7,083         6,430
    rates to current market.
(4) Includes loans subject to First United
    Bank sellers escrow.                            11,973         8,101          8,412        4,677         6,944
----------------------------------------------------------------------------------------------------------------------


The loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $40 million at June 30, 2008 and $31 million at March 31, 2008. The current composition of potential problem loans by primary industry included real estate - $16 million, healthcare - $9 million and services - $10 million. Potential problem real estate loans consisted primarily of loans to residential builders in the Arizona market of $12 million.

Deposits

Deposit accounts represent our largest funding source. Average deposits represented approximately 62% of total liabilities and capital for the second quarter of 2008, down from 67% for the second quarter of 2007 and 64% for the first quarter of 2008. The decrease in average deposits relative to other funding sources is due largely to the structuring of our balance sheet to be relatively neutral to changes in interest rates. Other borrowed funds increased to fund an increase in average securities to implement this interest rate risk management strategy and an increase in margin assets. In addition, competition has increased the cost of deposits compared to other funding sources in many of our markets.

Average deposits totaled $13.3 billion for the second quarter of 2008, a $915 million or 7% increase over the second quarter of 2007. Average deposits increased $198 million or 6% annualized compared with the first quarter of 2008.

Interest-bearing transaction deposit accounts continued to grow in the second quarter of 2008, up $1.3 billion or 20% over the second quarter of 2007 and $244 million or 13% annualized over the first quarter of 2008. Time deposits decreased $431 million or 10% from the second quarter of 2007 and $149 million or 14% annualized from the first quarter of 2008. Average demand deposits increased $41 million or 3% over the second quarter of 2007 and $100 million over the first quarter of 2008.

Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $6.5 billion for the second quarter of 2008, $6.4 billion for the second quarter of 2007 and $6.5 billion for the first quarter of 2008. Accounts with balances in excess of $100,000 averaged $5.5 billion for the second quarter of 2008, $4.7 billion for the second quarter of 2007 and $5.4 billion, for the first quarter of 2008.

Average commercial banking deposits totaled $4.5 billion for the second quarter of 2008, up $297 million or 7% over the second quarter of last year. The average balance of commercial banking deposits for the second quarter of 2007 was $4.3 billion. Commercial deposit growth was primarily centered in Oklahoma and Texas. Consumer deposits averaged $5.6 billion for the second quarter of 2008, up $312 million or 6% over 2007. Average consumer deposit account balances increased
$136 million or 5% in Oklahoma and $169 million or 18% in Texas, including deposits acquired with Worth National Bank in the second quarter of 2007. Wealth management deposit accounts averaged $2.0 billion for the second quarter of 2008, a $416 million or 27% increase over 2007. Approximately $294 million of the increase was in the Oklahoma market. The remaining increase was primarily in Colorado.

The distribution of deposit accounts among our principal markets is shown in Table 21.

---------------------------------------------------------------------------------------------------------------------
Table 21 - Deposits by Principal Market Area
(In thousands)
                                          June 30,       March 31,        Dec. 31,        Sept. 30,        June 30,
                                           2008            2008            2007             2007            2007
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,003,516   $     999,214    $     936,160   $     717,478    $     876,671
   Interest-bearing:
     Transaction                         4,449,617       4,124,046        3,935,909       3,473,547        3,470,896
     Savings                                90,100          88,141           80,467          83,139           88,133
     Time                                2,672,401       2,230,110        2,426,822       2,725,992        2,798,719
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                7,212,118       6,442,297        6,443,198       6,282,678        6,357,748
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   8,215,634   $   7,441,511    $   7,379,358   $   7,000,156    $   7,234,419
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     734,730   $     651,781    $     738,105   $     597,534    $     626,193
   Interest-bearing:
     Transaction                         2,025,052       1,996,784        2,050,872       1,978,920        2,019,311
     Savings                                33,207          32,191           34,618          35,310           36,989
     Time                                  723,146         759,892          800,460         893,018          804,877
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,781,405       2,788,867        2,885,950       2,907,248        2,861,177
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,516,135   $   3,440,648    $   3,624,055   $   3,504,782    $   3,487,370
                                    ---------------------------------------------------------------------------------

New Mexico:
   Demand                            $      99,605   $     103,329    $      93,923   $     109,854    $     113,579
   Interest-bearing:
     Transaction                           486,623         492,096          490,227         479,204          521,154
     Savings                                16,432          16,141           15,146          16,437           17,662
     Time                                  445,505         455,861          486,868         512,497          500,443
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  948,560         964,098          992,241       1,008,138        1,039,259
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,048,165   $   1,067,427    $   1,086,164   $   1,117,992    $   1,152,838
                                    ---------------------------------------------------------------------------------

Arkansas:
   Demand                            $      15,322   $      16,661    $       9,755   $      10,225    $      11,030
   Interest-bearing:
     Transaction                            30,344          25,923           22,519          22,401           22,096
     Savings                                   895             945              883             993            1,011
     Time                                   39,305          39,803           40,692          43,401           46,597
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   70,544          66,671           64,094          66,795           69,704
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      85,866   $      83,332    $      73,849   $      77,020    $      80,734
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $      65,647   $      51,901    $      60,250   $      42,194    $      42,006
   Interest-bearing:
     Transaction                           551,310         577,454          504,116         432,188          426,031
     Savings                                20,245          22,233           23,806          27,143           35,152
     Time                                  423,014         455,262          539,523         608,962          549,676
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  994,569       1,054,949        1,067,445       1,068,293        1,010,859
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,060,216   $   1,106,850    $   1,127,695   $   1,110,487    $   1,052,865
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      28,196   $      28,592    $      29,807   $      25,295    $      31,196
   Interest-bearing:
     Transaction                            94,733         102,564           82,682          98,611           74,892
     Savings                                 1,233             878            1,435           1,269            1,233
     Time                                    6,364           8,395           11,603          13,314           11,563
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  102,330         111,837           95,720         113,194           87,688
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     130,526   $     140,429    $     125,527   $     138,489    $     118,884
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Demand                            $       4,923   $       5,341    $       7,946   $       7,849    $       1,081
   Interest-bearing:
     Transaction                            12,576           9,993           10,014           3,169            1,356
     Savings                                    26              92               13              15               12
     Time                                   51,649          33,837           24,670          23,119           32,695
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   64,251          43,922           34,697          26,303           34,063
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $      69,174   $      49,263    $      42,643   $      34,152    $      35,144
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  14,125,716   $  13,329,460    $  13,459,291   $  12,983,078    $  13,162,254
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

At June 30, 2008, BOK Financial (parent company) had a $188 million unsecured revolving line of credit with certain commercial banks that matures in December 2010. The outstanding principal balance of this credit agreement was $50 million. Interest is based upon a base rate or LIBOR plus a defined margin determined by the Company's credit rating. This margin ranged from 0.375% to 1.125% or a base rate. At June 30, 2008, the margin applicable to borrowings against this line was 0.375%. The base rate was defined as the greater of the daily federal funds rate plus 0.5% or the SunTrust Bank prime rate. Interest was generally paid monthly. Facility fees were paid quarterly on the unused portion of the commitment at rates that range from 0.100% to 0.250% based on the Company's credit rating.

This credit agreement included certain restrictive covenants that limit the Company's ability to borrow additional funds, to make investments and to pay cash dividends on common stock. These covenants also required BOK Financial and subsidiary banks to maintain minimum capital levels and established maximum nonperforming asset levels. BOK Financial met all of the restrictive covenants at June 30, 2008. Subsequent to June 30, all amounts due under this credit agreement were paid and the agreement was terminated at the request of the Company.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants, which provides greater flexibility to fund the needs of BOK Financial and its subsidiaries.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $67 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $18 million under this policy.

Equity capital for BOK Financial decreased $50.2 million to $1.9 billion during the second quarter of 2008. Cumulative retained earnings decreased $16.4 million due to a $1.2 million net loss and $15.2 million of cash dividends paid. Accumulated other comprehensive losses increased $38.7 million during the second quarter of 2008 due primarily to an increase in net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $4.8 million.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 709,073 shares have been repurchased by the Company for $35.4 million. No shares were repurchased in the second quarter of 2008. In addition, the Company initiated a 10b5-1 stock repurchase plan in the second quarter of 2008. This plan has subsequently been terminated.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized at June 30, 2008, except Bank of Arizona. The total capital ratio for Bank of Arizona at June 30, 2008 was 9.83%. Subsequently, $4 million of additional capital was contributed, which brought its total capital ratio to 11.48%. The capital ratios for BOK Financial on a consolidated basis are presented in Table 22.

--------------------------------------------------------------------------------------------------------------------
Table 22 - Capital Ratios                    June 30,       March 31,       Dec. 31,      Sept. 30,     June 30,
                                               2008            2008           2007          2007          2007
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            9.19%           9.69%          9.48%          9.42%         9.65%
Tangible capital ratio                         7.15%           7.83%          7.72%          7.67%         7.50%
Risk-based capital:
  Tier 1 capital                               8.86            9.38           9.38           9.30          9.12
  Total capital                               11.90           12.48          12.54          12.53         12.36
Leverage                                       7.95            8.23           8.20           8.17          8.30


Off-Balance Sheet Arrangements

During the third quarter of 2007, Bank of Oklahoma agreed to guarantee rents totaling $28.4 million over 10 years to the City of Tulsa ("City") as owner of a building immediately adjacent to the bank's main office. These rents are due for space rented by third-party tenants in the building as of the date of the agreement. All guaranteed space has been rented since the date of the agreement. At June 30, 2008, rent payments of $26.7 million remain subject to this guaranty agreement. In return for this guarantee, Bank of Oklahoma will receive 80% of net rent as defined in an agreement with the City over the next 10 years from space in the same building that was vacant as of the date of the agreement. The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million. The fair value of this agreement at inception was zero and no asset or liability is currently recognized in the Company's financial statements.

Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange prices, commodity prices or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading. Market risk excludes changes in fair value due to credit of the individual issuers of financial instruments.

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets. The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial. BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates or equity prices. Energy and agricultural product derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts as previously discussed.

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


Table 23 - Interest Rate Sensitivity
 (Dollars in Thousands)

                                      200 bp Increase                100 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2008         2007            2008          2007             2008         2007
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $(17,132)     $ (3,335)      $    7,392       ***            $ (1,386)        $ 567
                                      (1.1)%        (0.6)%            0.4%      ***                (0.2)%         0.1%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $1.8 million. At June 30, 2008, the VAR was $1.2 million. The greatest value at risk during the second quarter of 2008 was $1.8 million.

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

------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                               June 30,
                                                               2008             2007                2008                2007
                                                            ----------- --- -------------- ---- -------------- ---- --------------
Interest Revenue
Loans                                                    $    180,177    $    224,215        $     379,561      $      437,040
Taxable securities                                             75,959          60,223              148,014             117,817
Tax-exempt securities                                           2,656           2,922                5,341               5,950
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total securities                                            78,615          63,145              153,355             123,767
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Trading securities                                                939             401                2,016                 865
Funds sold and resell agreements                                  355             924                1,195               1,589
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest revenue                                     260,086         288,685              536,127             563,261
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Interest Expense
Deposits                                                       66,114         102,059              154,261             199,931
Borrowed funds                                                 29,212          44,889               64,579              87,552
Subordinated debentures                                         5,821           6,824               11,220              12,027
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest expense                                     101,147         153,772              230,060             299,510
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue                                          158,939         134,913              306,067             263,751
Provision for Credit Losses                                    59,310           7,820               76,881              14,320
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue After Provision for Credit Losses         99,629         127,093              229,186             249,431
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Revenue
Brokerage and trading revenue                                 (35,462)         13,317              (11,549)             26,599
Transaction card revenue                                       25,786          22,917               49,344              43,101
Trust fees and commissions                                     20,940          19,458               41,736              38,453
Deposit service charges and fees                               30,199          26,797               57,885              51,395
Mortgage banking revenue                                        7,198           4,034               14,415               9,554
Bank-owned life insurance                                       2,658           2,525                5,170               4,924
Margin asset fees                                               4,460             969                6,427               1,727
Other revenue                                                   7,824           6,947               14,039              12,798
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total fees and commissions                                     63,603          96,964              177,467             188,551
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Gain (loss) on sales of assets                                    216            (348)                 181                 346
Loss on securities, net                                        (5,242)         (6,262)                (622)             (6,825)
Loss on derivatives, net                                       (2,961)           (183)                (848)               (112)
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating revenue                                  55,616          90,171              176,178             181,960
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Expense
Personnel                                                      89,597          80,054              177,703             158,382
Business promotion                                              5,777           5,391               10,416               9,961
Professional fees and services                                  6,973           5,963               12,621              10,837
Net occupancy and equipment                                    15,100          13,860               30,161              27,066
Insurance                                                       2,626             693                6,336               1,415
Data processing and communications                             19,523          18,402               38,416              35,376
Printing, postage and supplies                                  4,156           4,179                8,575               8,148
Net losses and operating expenses of repossessed assets          (229)            192                  149                 399
Amortization of intangible assets                               1,885           1,443                3,810               2,579
Mortgage banking costs                                          6,054           2,485               11,734               5,009
Change in fair value of mortgage servicing rights                 767          (5,061)               2,529              (3,897)
Visa retrospective responsibility obligation                        -               -               (2,767)                  -
Other expense                                                   7,039           6,530               12,989              10,967
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating expense                                 159,268         134,131              312,672             266,242
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Income (Loss) Before Taxes                                     (4,023)         83,133               92,692             165,149
Federal and state income tax                                   (2,862)         29,270               31,588              58,493
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Income (Loss)                                        $     (1,161)   $     53,863        $      61,104       $     106,656
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------

Earnings Per Share:
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Basic                                                 $      (0.02)   $       0.80        $        0.91       $        1.59
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
   Diluted                                               $      (0.02)   $       0.80        $        0.90       $        1.58
------------------------------------------------------ ---- ----------- --- -------------- ---- -------------- ---- --------------
Average Shares Used in Computation:
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
   Basic                                                    67,452,181       67,116,902          67,246,250          67,099,752
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
   Diluted                                                  67,452,181       67,606,330          67,610,014          67,589,146
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
Dividends Declared per Share                            $        0.225   $       0.20       $         0.425      $        0.35
------------------------------------------------------ --- ------------ --- -------------- ---- -------------- ---- --------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                    June 30,       December 31,         June 30,
                                                                      2008             2007               2007
                                                                  --------------------------------------------------
                                                                   (Unaudited)     (Footnote 1)        (Unaudited)
Assets
Cash and due from banks                                        $      712,324    $      717,259    $      596,827
Funds sold and resell agreements                                       52,005           173,154            50,635
Trading securities                                                     62,532            45,724            30,977
Securities:
  Available for sale                                                5,439,524         5,323,001         4,699,735
  Available for sale securities pledged to creditors                  487,078           327,539           339,231
  Investment (fair value:  June 30, 2008 - $242,828;
    December 31, 2007 - $248,788;
    June 30, 2007 - $257,455)                                         245,754           247,949           265,507
  Mortgage trading securities                                          98,269           154,701           133,967
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                6,270,625         6,053,190         5,438,440
--------------------------------------------------------------------------------------------------------------------
Loans                                                              12,637,982        12,017,247        11,699,382
Less reserve for loan losses                                         (154,018)         (126,677)         (119,759)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            12,483,964        11,890,570        11,579,623
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           266,435           258,786           241,579
Accrued revenue receivable                                            159,066           138,243           160,595
Intangible assets, net                                                365,060           368,353           377,957
Mortgage servicing rights, net                                         72,103            70,009            74,067
Real estate and other repossessed assets                               21,025             9,475             7,664
Bankers' acceptances                                                   16,031             1,780            31,702
Derivative contracts                                                1,380,876           502,446           264,845
Cash surrender value of bank-owned life insurance                     231,527           229,540           224,250
Receivable on unsettled securities trades                              39,052            10,071                 -
Other assets                                                          303,312           199,101           202,075
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   22,435,937    $   20,667,701    $   19,281,236
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    1,951,939    $    1,875,946    $    1,701,756
Interest-bearing deposits:
  Transaction                                                       7,650,255         7,096,339         6,508,677
  Savings                                                             162,138           156,368           207,251
  Time (includes $103,678 at fair value at June 30, 2008)           4,361,384         4,330,638         4,744,570
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   14,125,716        13,459,291        13,162,254
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           3,101,425         3,225,131         2,317,846
Other borrowings                                                    2,153,853         1,027,564           888,362
Subordinated debentures                                               398,340           398,273           547,896
Accrued interest, taxes and expense                                    81,507           124,029           104,224
Bankers' acceptances                                                   16,031             1,780            31,702
Due on unsettled security transactions                                      -                 -            71,838
Derivative contracts                                                  456,379           341,677           217,140
Other liabilities                                                     160,310           154,572           144,066
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         20,493,561        18,732,317        17,485,328
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  June 30, 2008 - 69,811,531; December 31, 2007
  -  69,465,154; June 30, 2007 - 69,025,829)                                4                 4                 4
Capital surplus                                                       738,403           722,088           703,683
Retained earnings                                                   1,365,456         1,332,954         1,248,829
Treasury stock (shares at cost:  June 30, 2008 -  2,323,143;
  December 31, 2007 - 2,158,774;
  June 30, 2007 - 1,745,722)                                          (97,109)          (88,428)          (67,081)
Accumulated other comprehensive loss                                  (64,378)          (31,234)          (89,527)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,942,376         1,935,384         1,795,908
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   22,435,937    $   20,667,701    $   19,281,236
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                          Accumulated
                                            Other
                           Common Stock Comprehensive  Capital  Retained    Treasury Stock
                        -----------------                                  --------------------
                         Shares   Amount     Loss      Surplus  Earnings   Shares    Amount      Total
                       ----------------------------------------------------------------------------------
Balances at
  December 31, 2006      68,705     $  4  $ (73,444) $688,861 $1,166,994   1,637 $ (61,393)   $1,721,022
Effect of implementing FAS
   157, net of income taxes   -        -          -         -       (679)      -         -         (679)
Effect of
   implementing FIN 48        -        -          -         -       (609)      -         -         (609)
Comprehensive income:
  Net income                  -        -          -         -    106,656       -         -      106,656
  Other comprehensive
     income, net of tax (1)   -        -    (16,083)        -          -       -         -      (16,083)
    tax (1)
                                                                                               ----------
    Comprehensive income                                                                         90,573
                                                                                               ----------
Treasury stock purchase       -        -         -          -          -      44    (2,223)      (2,223)
Exercise of stock options   321        -         -      9,571          -      65    (3,465)       6,106
Tax benefit on
  exercise of stock options   -        -         -      1,423          -       -         -        1,423
Stock-based compensation      -        -         -      3,828          -       -         -        3,828
Cash dividends on
  common stock                -        -         -          -    (23,533)      -         -      (23,533)
---------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2007        69,026   $    4  $ (89,527) $ 703,683 $1,248,829  1,746    $(67,081) $1,795,908
---------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2007      69,465   $    4  $ (31,234) $ 722,088 $1,332,954  2,159    $(88,428) $1,935,384
Effect of
   implementing FAS
   159, net of income taxes   -        -          -          -         62      -           -          62
Comprehensive income:
   Net income                 -        -          -         -      61,104      -           -      61,104
   Other comprehensive
     income, net of tax (1)   -        -    (33,144)        -           -      -           -     (33,144)
     income, net of
                                                                                               -----------
    Comprehensive income                                                                          27,960
                                                                                               -----------
Treasury stock purchase       -        -          -          -         -      91    (4,655)      (4,655)
Exercise of stock options   347        -          -     10,661         -      73    (4,026)       6,635
Tax benefit on exercise
   of stock options           -        -          -      1,132         -       -         -        1,132
Stock-based compensation      -        -          -      4,522         -       -         -        4,522
Cash dividends on
   common stock               -        -          -         -    (28,664)      -         -      (28,664)
---------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2008        69,812   $    4  $ (64,378) $ 738,403 $1,365,456  2,323    $(97,109) $1,942,376
---------------------------------------------------------------------------------------------------------

(1)                                          June 30, 2008      June 30, 2007
                                             -------------      -------------
Changes in other comprehensive loss:
  Unrealized losses on securities             $  (120,274)        $ (32,306)
  Unrealized gains on cash flow hedges                184               658
  Tax benefit (expense) on unrealized gains
    (losses)                                       85,433            11,143
  Reclassification adjustment for losses
    realized and included in net income             5,242             6,825
  Reclassification adjustment for tax
    benefit on realized losses                     (3,729)           (2,403)
                                           ------------------------------------
Net change in other comprehensive loss        $   (33,144)        $ (16,083)
                                           ------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                         Six Months Ended June 30,
                                                                              ---------------------------------------------
                                                                                      2008                      2007
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $     61,104            $    106,656
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                         76,881                  14,320
  Change in fair value of mortgage servicing rights                                    2,529                  (3,897)
  Unrealized losses (gains) from derivatives                                          44,815                  (3,332)
  Tax benefit on exercise of stock options                                            (1,132)                 (1,423)
  Change in bank-owned life insurance                                                 (1,987)                (12,020)
  Stock-based compensation                                                             5,306                   4,936
  Depreciation and amortization                                                       26,669                  18,448
  Net (accretion) amortization of securities discounts and premiums                   (7,623)                    474
  Net (gain) loss on sale of assets                                                   (5,537)                    660
  Mortgage loans originated for resale                                              (312,668)               (242,089)
  Proceeds from sale of mortgage loans held for resale                               267,175                 227,007
  Change in trading securities, including mortgage trading securities                 40,269                  35,683
  Change in accrued revenue receivable                                               (20,823)                (53,071)
  Change in other assets                                                             (51,427)                 31,918
  Change in accrued interest, taxes and expense                                      (42,639)                   (528)
  Change in other liabilities                                                           (565)                (53,114)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             80,347                  70,628
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   33,792                  39,775
  Proceeds from maturities of available for sale securities                          541,500                 595,664
  Purchases of investment securities                                                 (31,737)                (56,670)
  Purchases of available for sale securities                                      (2,335,268)             (1,483,082)
  Proceeds from sales of available for sale securities                             1,470,701                 495,026
  Loans originated or acquired net of principal collected                           (634,746)               (575,558)
  Proceeds from derivative asset contracts                                           (77,563)                (21,391)
  Net change in other investment assets                                                  148                  11,694
  Proceeds from disposition of assets                                                 34,283                  45,593
  Purchases of assets                                                                (40,921)                (37,503)
  Cash and equivalents of subsidiaries and branches acquired and sold, net                 -                 (47,258)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (1,039,811)             (1,033,710)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           635,679                 149,644
  Net change in time deposits                                                         31,347                 124,439
  Net change in other borrowings                                                   1,002,583                 254,606
  Payments on derivative liability contracts                                          86,302                  27,503
  Net change in derivative margin accounts                                          (867,998)                 62,221
  Change in amount receivable (due) on unsettled security transactions               (28,981)                (35,582)
  Issuance of common and treasury stock, net                                           6,635                   6,102
  Issuance of subordinated debenture, net                                                  -                 248,618
  Tax benefit on exercise of stock options                                             1,132                   1,423
  Repurchase of common stock                                                          (4,655)                 (2,223)
  Dividends paid                                                                     (28,664)                (23,533)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            833,380                 813,218
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (126,084)               (149,864)
Cash and cash equivalents at beginning of period                                     890,413                 797,326
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    764,329            $    647,462
---------------------------------------------------------------------------------------------------------------------------


Cash paid for interest                                                          $    241,655            $    294,475
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     72,561            $     53,590
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $     15,426            $      4,082
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

As of January 1, 2008, the Company adopted Financial Accounting Standards Board Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities at June 30, 2008 was reduced by $10 million and $990 million, respectively, of cash collateral.

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

(2) Fair Value Measurements

Fair value measurements as of June 30, 2008 are as follows (in thousands):


                                                           Quoted Prices    Significant
                                                             in Active         Other         Significant
                                                            Markets for      Observable     Unobservable
                                                  Total      Identical         Inputs          Inputs
                                                            Instruments
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                           $62,532      $  13,829         $48,703
    Available for sale securities              5,926,602         36,936       5,889,666
    Mortgage trading securities                   98,269                         98,269
    Mortgage servicing rights                     72,103                                       72,103  (1)
    Derivative contracts                       1,380,876                      1,344,256        36,620  (2)

   Liabilities:
    Certificates of deposit                      203,580                        203,580
    Derivative contracts                       1,446,425                      1,446,425


     (1) A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 4, Mortgage Banking Activities.
     (2) The fair value of derivative contracts with SemGroup, LP was based largely on significant unobservable inputs. On July 22, 2008, SemGroup and 24 related entities filed for bankruptcy protection. BOK Financial assessed a range of values for derivative contracts with SemGroup using information currently available, including information provided by a nationally recognized financial advisor to SemGroup. The range considered both the value of SemGroup as a reorganized entity (going concern value) and its liquidation value. The fair value of derivative contracts was based on the lower end of the range of values. The fair value of derivative contracts with SemGroup totaled $88.2 million at March 31, 2008 and $97.3 million at June 30, 2008 based on significant observable inputs. At June 30, 2008, the fair value of these contracts was written down by $60.7 million to $36.6 million based on significant unobservable inputs.

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

No significant fair value measurements of significant assets or liabilities measured on a non-recurring basis were made during the first half of 2008. Assets measured on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, real property and other assets acquired to satisfy loans, which are based primarily on comparisons of completed sales of similar assets, and goodwill, which is based on significant unobservable inputs.

Certain certificates of deposit were designated as carried at fair value as permitted by FAS 159. These certificates have been converted from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At June 30, 2008, the fair value and contractual principal amount of these certificates was $204 million and $205 million, respectively. Change in the fair value of these certificates of deposit resulted in an unrealized gain during the second quarter and first half of 2008 of $2.2 million and $601 thousand, respectively, which is included in Gain
(Loss) on Derivatives, net on the Consolidated Statement of Earnings.

(3) Derivatives

The fair values of derivative contracts at June 30, 2008 are as follows (in thousands):

                                                 Assets       Liabilities
                                              ----------- --- ------------
   Customer Risk Management Programs:
         Interest rate contracts                 $73,168         $73,296
         Energy contracts                      1,281,937       1,337,368
         Agriculture contracts                    12,054          11,949
         Foreign exchange contracts               17,994          17,994
         CD options                                4,163           4,163
--------------------------------------------- ----------- --- ------------
   Fair value before cash collateral           1,389,316       1,444,770
       Less:  cash collateral                    (10,000)       (990,046)
--------------------------------------------- ----------- --- ------------
     Total Customer Derivatives                1,379,316         454,724

   Interest Rate Risk Management Programs          1,560           1,655
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts               $1,380,876        $456,379
--------------------------------------------- ----------- --- ------------


As of January 1, 2008, the Company adopted Financial Accounting Standards Board Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities at June 30, 2008 were reduced by $10 million and $990 million, respectively, of cash collateral.

(4) Mortgage Banking Activities

At June 30, 2008, BOK Financial owned the rights to service 58,021 mortgage loans with outstanding principal balances of $5.7 billion, including $648 million serviced for affiliates. The weighted average interest rate and remaining term was 6.15% and 281 months, respectively.

For the three and six months ended June 30, 2008, mortgage banking revenue includes servicing fee income of $4.3 million and $8.6 million, respectively. For the three and six months ended June 30, 2007, mortgage banking revenue includes servicing fee income of $4.3 million and $8.5 million, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the six months ending June 30, 2008 is as follows (in thousands):

                                               Capitalized Mortgage Servicing Rights
                                             ------------------------------------------
                                                Purchased     Originated      Total
                                             --------------- ------------ -------------
Balance at December 31, 2007                 $    13,906   $    56,103   $    70,009
Additions, net                                         -        10,314        10,314
Change in fair value due to loan runoff           (1,174)       (4,517)       (5,691)
Change in fair value due to market changes          (509)       (2,020)       (2,529)
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at June 30, 2008                     $    12,223   $    59,880   $    72,103
-------------------------------------------- -- ---------- -- ---------- -- -----------


Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                             June 30, 2008          December 31, 2007
                                                        ---------------------     --------------------

Discount rate - risk-free rate plus a market premium              9.86%                   10.02%

Prepayment rate - based upon loan interest rate,
  original term and loan type                                 5.3% - 14.0%              6.8% - 15.2%

Loan servicing costs - annually per loan based upon
  loan type                                                     $43 - $73                $43 - $70

Escrow earnings rate - indexed to rates paid on deposit
  accounts with comparable average life                         4.28%                     5.01%


Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at June 30, 2008 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                 $    13,387       $   41,391        $    14,305     $  3,020     $   72,103
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)$   984,400       $2,824,100        $ 1,007,000     $186,500     $5,002,000
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $648 million for loans serviced for affiliates and $37 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(5)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                            Six Months Ended June 30,
                                      -------------------------------------
                                          2008                   2007
                                      --------------        ----------------
Proceeds                           $    1,470,701        $      495,026
Gross realized gains                        8,507                 1,015
Gross realized losses                      (5,284)               (2,412)
Related federal and state income
   tax expense (benefit)                    1,098                  (495)


(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized no periodic pension cost and made no Pension Plan contributions during the six months ended June 30, 2008 and June 30, 2007.

Management has been advised that no minimum contribution will be required for 2008. The maximum allowable contribution for 2008 has not yet been determined.


(7) Shareholders' Equity

On July 29, 2008, the Board of Directors of BOK Financial Corporation approved a $0.225 per share quarterly common stock dividend. The quarterly dividend will be payable on or about August 29, 2008 to shareholders of record on August 15, 2008.

Dividends declared during the three and six month periods ended June 30, 2008 were $0.225 per share and $0.425 per share, respectively. Dividends declared during the three and six month periods ended June 30, 2007 were $0.20 per share and $0.35 per share, respectively.

(8)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended         Six Months Ended
                                                          -----------------------------------------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                               2008         2007        2008          2007
                                                          -----------------------------------------------------
Numerator:
   Net income (loss)                                        $  (1,161)   $  53,863    $  61,104   $  106,656
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        67,452,181   67,116,902   67,246,250   67,099,752
   Effect of dilutive potential common shares:
     Employee stock compensation plans (1)                          -      489,428      363,764      489,394
---------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,452,181   67,606,330   67,610,014   67,589,146
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                              $  (0.02)     $  0.80      $  0.91      $  1.59
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                            $  (0.02)     $  0.80      $  0.90      $  1.58
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.                       -      850,926      278,812      811,184


(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2008 is as follows (in thousands):

                                                 Net            Other            Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      266,711  $      173,291  $      303,639   $      56,660  $   22,811,767
Unallocated items:
   Tax-equivalent adjustment                        4,238               -               -           4,238               -
   Funds management and other                      35,118           4,357           9,033             206      (1,651,616)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      306,067  $      177,648  $      312,672   $      61,104  $   21,160,151
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2008 is as follows (in thousands):

                                                  Net            Other           Other            Net
                                               Interest        Operating       Operating         Income          Average
                                                Revenue       Revenue(1)        Expense          (Loss)          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      132,287  $       61,424  $      153,854   $     (1,654)  $   23,413,047
Unallocated items:
   Tax-equivalent adjustment                        2,084               -               -           2,084               -
   Funds management and other                      24,568           2,395           5,414         (1,591)      (1,804,747)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      158,939  $       63,819  $      159,268   $     (1,161)  $   21,608,300
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2007 is as follows (in thousands):

                                                 Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      272,277  $      190,650  $      256,075   $     118,871  $   19,366,204
Unallocated items:
   Tax-equivalent adjustment                        4,154               -               -           4,154               -
   Funds management and other                     (12,680)         (1,753)         10,167        (16,369)      (1,081,888)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      263,751  $      188,897  $      266,242   $     106,656  $   18,284,316
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2007 is as follows (in thousands):

                                                  Net           Other            Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      137,892  $       99,578  $      130,146   $      59,244  $   19,631,701
Unallocated items:
   Tax-equivalent adjustment                        2,069               -               -           2,069               -
   Funds management and other                      (5,048)         (2,962)          3,985         (7,450)      (1,073,631)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      134,913  $       96,616  $      134,131   $      53,863  $   18,558,070
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

On April 7, 2008, AXIA and its parent, BOK, received a Wells notice from the regional office of the SEC in Los Angeles indicating that the staff is considering recommending that the SEC bring a civil injunctive action against AXIA and BOK for violations of Section 17(a) of the Securities Act of 1955,
Section 10(b) of the Securities Exchange Act of 1934, Sections 206(1) and (2) of the Investment Advisors Act of 1940, and Sections 12(b) and 34(b) of the Investment Company Act of 1940. BOK and AXIA have been cooperating fully with the SEC in connection with these matters that arose prior to December 31, 2003. BOK and AXIA are not bound by the SEC BISYS Order and disagree with the SEC position as it relates to BOK and AXIA. On May 27, 2008, BOK and AXIA responded to the Wells notice denying the SEC position. On June 26, 2008, BOK and AXIA representatives met with SEC Staff. Nothing further has occurred as of this time.

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

During the first quarter of 2008, Visa completed its initial public offering and funded a $3.0 billion escrow account for litigation claims including claims by American Express and Discover. BOK Financial recognized a receivable for its proportionate share of this escrow account, which equals the contingent liability previously recognized.

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


(11) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                              ------------------------------------------------
                                  2008        2007        2008       2007
                              ------------------------------------------------
 Amount:
    Federal statutory tax      $  (1,408)  $  29,097   $  32,442   $  57,802
    Tax exempt revenue            (1,113)     (1,037)     (2,225)     (2,080)
    Effect of state income
      taxes, net of federal          (78)      1,728       2,438       3,456
      benefit
    Utilization of tax credits      (296)       (290)       (592)       (580)
    Bank-owned life insurance       (875)       (841)     (1,750)     (1,668)
    Other, net                       908         613       1,275       1,563
  -----------------------------------------------------------------------------
      Total                    $  (2,862)  $  29,270   $  31,588   $  58,493
 -----------------------------------------------------------------------------


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                               -----------------------------------------------
                                  2008        2007        2008       2007
                               -----------------------------------------------
 Percent of pretax income:
    Federal statutory tax           35%        35%          35%        35%
    Tax exempt revenue              28         (1)          (2)        (1)
    Effect of state income
      taxes, net of federal          2          1            3          1
      benefit
    Utilization of tax credits       7          -           (1)         -
    Bank-owned life insurance       22         (1)          (2)        (1)
    Other, net                     (23)         1            1          1
 -----------------------------------------------------------------------------
      Total                         71%        35%          34%        35%
 -----------------------------------------------------------------------------

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

As of June 30, 2008, outstanding commitments and letters of credit were as follows (in thousands):

                                               June 30,
                                                2008
                                            --------------
Commitments to extend credit                $ 5,600,714
Standby letters of credit                       625,554
Commercial letters of credit                     10,723


(13) Related Parties

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants.

-------------------------------------------------------------------------------------------------------------------------------
Six Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                             Six Months Ended
                                          -------------------------------------------------------------------------------------
                                                         June 30, 2008                              June 30, 2007
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   5,825,599   $   148,014       5.08%     $   4,908,738   $   117,839      4.86%
  Tax-exempt securities (3)                     261,904         8,354       6.40            338,834         9,415      5.90
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      6,087,503       156,368       5.14          5,247,572       127,254      4.90
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             74,507         2,700       7.27             31,264         1,000      6.45
  Funds sold and resell agreements               76,589         1,195       3.13             61,397         1,589      5.22
  Loans (2)                                  12,354,145       380,102       6.17         11,116,881       437,572      7.94
     Less reserve for loan losses               138,277             -       -               115,809             -      -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,215,868       380,102       6.24         11,001,072       437,572      8.02
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 18,454,467       540,365       5.87         16,341,305       567,415      7.01
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,705,684                                   1,943,011
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  21,160,151                               $  18,284,316
-------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   7,595,724        69,930       1.85%     $   6,257,933        94,609      3.05%
  Savings deposits                              158,375           386       0.49            150,952           741      0.99
  Time deposits                               4,150,654        83,945       4.06          4,463,961       104,581      4.72
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        11,904,753       154,261       2.60         10,872,846       199,931      3.71
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 3,093,946        38,829       2.52          2,633,821        66,694      5.11
  Other borrowings                            1,803,962        25,750       2.86            767,634        20,858      5.48
  Subordinated debentures                       398,288        11,220       5.65            354,657        12,027      6.84
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      17,200,949       230,060       2.68         14,628,958       299,510      4.13
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,286,552                                   1,346,620
  Other liabilities                             687,681                                     542,505
  Shareholders' equity                        1,984,969                                   1,766,233
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
      equity                              $  21,160,151                               $  18,284,316
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                     310,305       3.19%                         267,905      2.88%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                  3.37                                       3.31
     Less tax-equivalent adjustment (1)                         4,238                                       4,154
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          306,067                                     263,751
Provision for credit losses                                    76,881                                      14,320
Other operating revenue                                       176,178                                     181,960
Other operating expense                                       312,672                                     266,242
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                            92,692                                     165,149
Federal and state income tax                                   31,588                                      58,493
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $    61,104                                 $   106,656
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $      0.91                                 $      1.59
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.90                                 $      1.58
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share
Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        June 30, 2008                               March 31, 2008
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   6,026,769   $    75,959       5.08%    $   5,624,430   $    72,055       5.11%
  Tax-exempt securities (3)                     259,410         4,165       6.46           264,398         4,189       6.38
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      6,286,179        80,124       5.14         5,888,828        76,244       5.17
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             74,058         1,267       6.88            74,957         1,433       7.69
  Funds sold and resell agreements               72,444           355       1.97            80,735           840       4.18
  Loans (2)                                  12,527,011       180,424       5.79        12,181,279       199,678       6.59
    Less reserve for loan losses                145,524             -         -            131,709             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,381,487       180,424       5.86        12,049,570       199,678       6.66
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 18,814,168       262,170       5.61        18,094,090       278,195       6.17
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,794,132                                  2,402,963
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  21,608,300                              $  20,497,053
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   7,717,777   $    27,755       1.45%    $   7,473,670   $    42,175       2.27%
  Savings deposits                              159,798           148       0.37           156,953           238       0.61
  Time deposits                               4,076,167        38,211       3.77         4,225,141        45,734       4.35
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,953,742        66,114       2.22        11,855,764        88,147       2.99
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                3,126,110        15,180       1.95         3,061,783        23,649       3.11
  Other borrowings                            2,267,076        14,032       2.49         1,340,846        11,718       3.51
  Subordinated debentures                       398,336         5,821       5.88           398,241         5,399       5.45
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      17,745,264       101,147       2.29        16,656,634       128,913       3.11
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             1,336,552                                  1,236,552
  Other liabilities                             541,693                                    618,721
  Shareholders' equity                        1,984,791                                  1,985,146
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    equity                                $  21,608,300                              $  20,497,053
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    161,023       3.32%                    $    149,282        3.06%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.44                                         3.31
   Less tax-equivalent adjustment (1)                           2,084                                      2,154
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          158,939                                    147,128
Provision for credit losses                                    59,310                                     17,571
Other operating revenue                                        55,616                                    120,562
Other operating expense                                       159,268                                    153,404
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                     (4,023)                                    96,715
Federal and state income tax                                   (2,862)                                    34,450
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                         $    (1,161)                               $    62,265
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income (loss):
    Basic                                                 $     (0.02)                               $      0.93
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $     (0.02)                               $      0.92
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2007                      September 30, 2007                        June 30, 2007
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   5,633,173  $    68,670       4.86%  $   5,206,482   $    62,531       4.84% $   5,014,231  $    60,176       4.85%
        328,900        5,990       7.19         360,710         5,820       6.44        354,956        4,681       5.81
-------------------------------------------------------------------------------------------------------------------------
      5,962,073       74,660       4.99       5,567,192        68,351       4.95      5,369,187       64,857       4.90
-------------------------------------------------------------------------------------------------------------------------
         29,303          489       6.62          24,413           459       7.46         32,897          481       5.86
         86,948        1,303       5.95         101,281         1,588       6.22         67,057          924       5.53
     11,806,242      223,146       7.50      11,709,638       232,446       7.88     11,338,140      224,492       7.94
        125,996            -         -          123,059             -         -         118,505            -         -
-------------------------------------------------------------------------------------------------------------------------
     11,680,246      223,146       7.58      11,586,579       232,446       7.96     11,219,635      224,492       8.03
-------------------------------------------------------------------------------------------------------------------------
     17,758,570      299,598       6.70      17,279,465       302,844       6.99     16,688,776      290,754       7.00
-------------------------------------------------------------------------------------------------------------------------
      2,224,045                               2,056,910                               1,869,294
-------------------------------------------------------------------------------------------------------------------------
  $  19,982,615                           $  19,336,375                           $  18,558,070
-------------------------------------------------------------------------------------------------------------------------


  $   7,016,136  $    49,358       2.79%  $   6,683,056   $    50,650       3.01% $   6,414,014  $    48,242       3.02%
        160,170          348       0.86         200,362           410       0.81        158,718          377       0.95
      4,544,802       53,613       4.68       4,798,812        58,436       4.83      4,507,053       53,440       4.76
-------------------------------------------------------------------------------------------------------------------------
     11,721,108      103,319       3.50      11,682,230       109,496       3.72     11,079,785      102,059       3.69
-------------------------------------------------------------------------------------------------------------------------

      3,158,153       35,169       4.42       2,603,372        32,484       4.95      2,627,230       33,129       5.06
        936,353       11,611       4.92         880,894        11,789       5.31        866,096       11,760       5.45
        398,109        5,708       5.69         471,458         7,166       6.03        410,883        6,824       6.66
-------------------------------------------------------------------------------------------------------------------------
     16,213,723      155,807       3.81      15,637,954       160,935       4.08     14,983,994      153,772       4.12
-------------------------------------------------------------------------------------------------------------------------
      1,293,419                               1,300,280                               1,295,930
        580,574                                 577,161                                 487,400
      1,894,899                               1,820,980                               1,790,746
-------------------------------------------------------------------------------------------------------------------------
  $  19,982,615                           $  19,336,375                           $  18,558,070
-------------------------------------------------------------------------------------------------------------------------
                 $    143,791      2.89%                  $    141,909      2.91%                $   136,982       2.88%


                                   3.22                                     3.27                                   3.31
                       2,502                                    2,464                                  2,069
-------------------------------------------------------------------------------------------------------------------------
                     141,289                                  139,445                                134,913
                      13,200                                    7,201                                  7,820
                     107,316                                  109,372                                 90,171
                     157,727                                  151,018                                134,131
-------------------------------------------------------------------------------------------------------------------------
                      77,678                                   90,598                                 83,133
                      26,518                                   30,750                                 29,270
-------------------------------------------------------------------------------------------------------------------------
                 $    51,160                              $    59,848                            $    53,863
-------------------------------------------------------------------------------------------------------------------------


                 $      0.76                              $      0.89                            $      0.80
-------------------------------------------------------------------------------------------------------------------------
                 $      0.76                              $      0.89                            $      0.80
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

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
      Period               Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
April 1, 2008 to               11,618         $59.06                       -                              1,290,927
April 30, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

May 1, 2008 to May             21,220         $59.40                       -                              1,290,927
31, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

June 1, 2008 to                 2,895         $54.00                       -                              1,290,927
June 30, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                          35,733
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of June 30, 2008, the Company had repurchased 709,073 shares under the new plan.

(2)  The Company routinely repurchases mature shares from employees to cover the
     exercise  price  and  taxes  in  connection   with  employee  stock  option
     exercises.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 29, 2008 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on three matters: (i) to fix the number of directors to be elected at eighteen (18) and to elect eighteen
(18) persons as directors for a term of one year or until their successors have been elected and qualified, (ii) to approve the Amended and Restated 2003 Executive Incentive Plan, and (iii) to ratify the selection of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending December 31, 2008. The shareholders approved these matters by the following votes, respectively:

(i) Election of eighteen (18) directors for a term of one year:

                                                             Votes
                                                           Withheld/
                                         Votes For          Against
                                       ---------------- -----------------

              Gregory S. Allen           58,881,316         5,603,901
              C. Fred Ball, Jr.          61,869,319         2,615,898
              Sharon J. Bell             64,365,872           119,345
              Peter C. Boylan III        64,200,721           284,496
              Chester Cadieux III        59,296,607         5,188,610
              Joseph W. Craft III        64,382,600           102,617
              William E. Durrett         64,361,940           123,277
              John W. Gibson             64,457,758            27,459
              David F. Griffin           64,469,262            15,955
              V. Burns Hargis            64,319,913           165,303
              E. Carey Joullian IV       59,299,019         5,186,198
              George B. Kaiser           61,772,014         2,713,202
              Thomas L. Kivisto          58,805,718         5,679,499
              Robert J. LaFortune        64,361,941           123,276
              Stanley A. Lybarger        61,899,839         2,585,377
              Steven J. Malcolm          62,166,183         2,319,034
              Paula Marshall             58,378,455         6,106,762
              E. C. Richards             64,466,665            18,552

                                                                                        Votes
                                                                                      Withheld/        Exceptions /
                                                                    Votes For          Against           Abstain

(ii) Approval of the Amended and Restated 2003 Executive
       Incentive Plan                                              57,852,637         2,946,537         3,876,212

                                                                                        Votes
                                                                                      Withheld/        Exceptions /
                                                                    Votes For          Against           Abstain

(iii) Ratification of Ernst & Young LLP as the independent
        auditor for the year ending December 31, 2008              64,543,595           122,560             9,232

Item 6. Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Items 1A, 3 and 5 are not applicable and have been omitted.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BOK FINANCIAL CORPORATION
                                                 (Registrant)



Date:         August 8, 2008                     /s/ Steven E. Nell
        -------------------------------         -------------------------------
                                                Steven E. Nell
                                                Executive Vice President and
                                                Chief Financial Officer


                                                 /s/ John C. Morrow
                                                 ------------------------------
                                                 John C. Morrow
                                                 Senior Vice President and
                                                 Chief Accounting Officer