Form 10-Q
period 2008-09-30
BOK FINANCIAL CORP ET AL
filed 2008-11-03
CIK 875357

As filed with the Securities and Exchange Commission on November 3, 2008
===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,433,837 shares of common stock ($.00006 par value) as of September 30, 2008.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2008

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                      2
     Market Risk (Item 3)                                              31
     Controls and Procedures (Item 4)                                  33
     Consolidated Financial Statements - Unaudited (Item 1)            34
     Nine Month Financial Summary - Unaudited (Item 2)                 47
     Quarterly Financial Summary - Unaudited (Item 2)                  48

Part II.  Other Information
     Item 1.  Legal Proceedings                                        50
     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds                                          50
     Item 6.  Exhibits                                                 50

Signatures                                                             51

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation reported earnings of $56.7 million or $0.84 per diluted share for the third quarter of 2008. The Company reported a net loss of $1.2 million or $.02 per diluted share for the second quarter of 2008 and net income of $59.8 million or $0.89 per diluted share for the third quarter of 2007.

Year-to-date net income totaled $117.8 million or $1.74 per diluted share for the nine months ended September 30, 2008 and $166.5 million or $2.46 per diluted share for the nine months ended September 30, 2007.

As disclosed in the previous quarter's Form 10-Q, the Company recognized $87.0 million of pre-tax charges for loan and energy derivative credit exposure to SemGroup LP in the second quarter of 2008. These charges reduced net income for the second quarter of 2008 by approximately $57.0 million or $0.84 per diluted share. A $19.4 million increase in the fair value of derivative contracts related to SemGroup, partially offset by a $12.7 million write off of derivative contracts with Lehman Brothers increased net income for the third quarter of 2008 by $4.5 million or $0.07 per diluted share.

Highlights of the third quarter of 2008 included:

o Net interest revenue totaled $164.3 million, up $5.4 million over the second quarter of 2008 and $24.9 million over the third quarter of 2007. Net interest margin was 3.48% for the third quarter of 2008, 3.44% for the second quarter of 2008 and 3.27% for the third quarter of 2007. Growth in net interest revenue and net interest margin was due largely to increased earning assets and widening spreads.

o Fees and commission revenue totaled $126.7 million for the third quarter of 2008, $63.6 million for the second quarter of 2008 and $103.7 million for the third quarter of 2007. Fees and commissions grew $16.9 million or 16% over the third quarter of 2007, excluding SemGroup and Lehman related items, due largely to brokerage and trading revenue. Fees and commissions decreased $2.4 million, excluding SemGroup and Lehman related items, from the second quarter of 2008.

o Combined reserves for credit losses totaled $209 million or 1.65% of outstanding loans at September 30, 2008, up from $177 million or 1.41% of outstanding loans at June 30, 2008. Net loans charged off and provision for credit losses were $20.2 million and $52.7 million, respectively, for the third quarter of 2008. Net loans charged off and provision for credit losses were $39.0 million and $59.3 million, respectively, for the second quarter of 2008 and $4.9 million and $7.2 million, respectively, for the third quarter of 2007.

o Non-performing assets totaled $252 million or 1.98% of outstanding loans and repossessed assets at September 30, 2008, up from $181 million or 1.45% of outstanding loans and repossessed assets at June 30, 2008. The increase in non-performing assets included an expected $36.0 million of unpaid amounts due from SemGroup in settlement of funded letters of credit and derivative contracts which terminated during the third quarter.

o The Company maintained strong Tier 1 and tangible capital ratios of 9.25% and 7.16%, respectively, at September 30, 2008. Tier 1 and tangible capital ratios were 8.69% and 7.15%, respectively, at June 30, 2008. The Company paid a dividend of $15.2 million or $0.225 per common share during the third quarter of 2008.

o On October 28, 2008, the Company's board of directors declared a dividend of $0.225 per common share payable on December 2, 2008 to shareholders of record as of November 14, 2008.


Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $164.3 million for the third quarter of 2008, up $5.4 million over the second quarter of 2008 and $24.9 million over the third quarter of 2007. Average earning assets for the third quarter of 2008 increased $1.7 billion over the third quarter of 2007. Average loans, excluding residential mortgage loans held for sale, increased $980 million and average securities increased $745 million. Growth in the securities portfolio generally consisted of fixed-rate mortgage backed securities issued by FNMA and FHLMC. These securities were purchased to take advantage of widening spreads caused by disruptions in the mortgage-backed securities market.

Growth in average earning assets was funded primarily by a $1.3 billion increase in average deposits. Average deposits were up 10% over the third quarter of 2007. Interest-bearing transaction accounts increased $973 million and demand deposit accounts increased $349 million. In addition to deposit growth, average funds purchased and other borrowings increased $458 million and $509 million, respectively.

Funds generated by growth in deposits and borrowings were also used to fund a $437 million increase in average margin assets. Margin assets are placed by the Company to secure its obligations under various derivative contracts. Margin assets are generally reported as reductions of the derivative liabilities they secure on the Company's consolidated balance sheet.

Net interest margin was 3.48% for the third quarter of 2008, 3.44% for the second quarter of 2008 and 3.27% for the third quarter of 2007. Growth in net interest margin compared with the third quarter of 2007 was due primarily to a widening of the spread between LIBOR and the federal funds rate. LIBOR is the basis for interest earned on many of our loans. The federal funds rate is the basis for interest paid on many of our interest-bearing liabilities.

The tax-equivalent yield on earning assets was 5.55% for the third quarter of 2008, down 144 basis points from the third quarter of 2007. Loan yields decreased 219 basis points to 5.69%. Securities portfolio yield was 5.15%, up 20 basis points over the third quarter of 2007. Our securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield on the securities portfolio occurs more slowly and may not move in the same direction as changes in market rates.

The cost of interest-bearing liabilities was 2.41% for the third quarter of 2008, down 198 basis points from the third quarter of 2007. The cost of interest bearing deposits decreased 171 basis points to 2.39% and the cost of funds purchased and other borrowings decreased 288 basis points to 2.16%. Competition for deposits in all our markets limited our ability to move deposit rates down as interest rates declined. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 34 basis points in the third quarter of 2008 compared with 67 basis points in the third quarter of 2007 and 30 basis points in the preceding quarter.

Management regularly models the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to decrease slightly over a one-year forward looking period. However, other factors such as loan spread compression, deposit product mix, the overall balance sheet composition and the previously noted changes in the spread between LIBOR and the federal funds rate may affect this general expectation.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates. Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $685 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates.

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

                                                   Three months ended                   Nine months ended
                                               September 30, 2008 / 2007            September 30, 2008 / 2007
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                Yield /
                                              Change     Volume       Rate          Change      Volume       Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                                 $ 13,845 $  10,525   $   3,320     $   42,959  $   32,307  $   10,652
  Trading securities                              478       691        (213)         2,178       2,165          13
  Loans                                       (50,584)   16,912     (67,496)      (108,054)     60,604    (168,658)
  Funds sold and resell agreements             (1,298)     (207)     (1,091)        (1,692)         88      (1,780)
---------------------------------------------------------------------------------------------------------------------
Total                                         (37,559)   27,921     (65,480)       (64,609)     95,164    (159,773)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        (22,338)    6,469     (28,807)       (47,017)     21,765     (68,782)
  Savings deposits                               (263)      (59)       (204)          (618)        (44)       (574)
  Time deposits                               (17,626)     (125)    (17,501)       (38,262)     (6,702)    (31,560)
  Federal funds purchased and
   repurchase agreements                      (17,231)    3,979     (21,210)       (45,096)     12,715     (57,811)
  Other borrowings                             (2,854)    5,039      (7,893)         2,038      26,363     (24,325)
  Subordinated debentures                      (1,613)   (1,074)       (539)        (2,420)        203      (2,623)
---------------------------------------------------------------------------------------------------------------------
Total                                         (61,925)   14,229     (76,154)      (131,375)     54,300    (185,675)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          24,366    13,692      10,674         66,766      40,864      25,902
Change in tax-equivalent adjustment               537                                  453
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   24,903                            $  67,219
---------------------------------------------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue increased $22.9 million compared with the third quarter of 2007. Fees and commissions revenue was up $22.9 million, including a $19.4 million increase in the fair value of derivative contracts related to SemGroup partially offset by charges of $12.7 million from the Lehman Brothers bankruptcy. The SemGroup-related contracts were with other counterparties to offset our exposure to commodity price changes.

Diversified sources of fees and commission revenue are a significant part of our business strategy and generally represent 40% to 45% of our total revenue, excluding gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.

Fees and commissions revenue

Brokerage and trading revenue was $30.8 million for the third quarter of 2008, up $15.3 million over the third quarter of 2007. Excluding the net effect of transactions related to SemGroup and Lehman Brothers from the third quarters of 2008 and 2007, brokerage and trading revenue increased $9.3 million or 62%. Revenue from trading and institutional securities sales totaled $10.6 million for the third quarter of 2008, up $5.2 million over the third quarter of 2007. Customer hedging revenue, excluding SemGroup and Lehman Brothers, totaled $7.0 million for the third quarter of 2008, up $3.3 million over the third quarter of 2007. The Company is currently modifying the terms of its customer hedging program, which may affect future revenue.

Brokerage and trading revenue, excluding SemGroup and Lehman Brothers, increased $884 thousand compared to the second quarter of 2008. Revenue from trading and institutional securities sales decreased $1.0 million and customer hedging revenue increased $3.0 million. Retail brokerage fees totaled $5.0 million for the third quarter of 2008, down $1.2 million from the previous quarter.

Transaction card revenue totaled $25.6 million for the third quarter of 2008, up $1.8 million or 8% over the third quarter of 2007. ATM network revenue increased $1.0 million or 10% and check card revenue increased $971 thousand or 16%. Merchant discount fees were down $182 thousand or 3%. Transaction card revenue decreased $154 thousand or 2% annualized compared with the second quarter of 2008. Check card revenue was down $113 thousand or 6% annualized due to a general slow-down of consumer spending.

Trust fees and commissions totaled $20.1 million for the third quarter of 2008, an increase of $467 thousand or 2% over the third quarter of 2007. The fair value of all trust assets which is the basis for a significant portion of trust revenue totaled $33.2 billion at September 30, 2008 and $34.9 billion at September 30, 2007. The decrease in the fair value of trust assets primarily affected personal trust management fees and mutual fund fees. Personal trust management fees, which provide 29% of total trust fees and commissions decreased $101 thousand or 2% compared with 2007. Net fees from mutual fund advisory and administrative services which provide 20% of total trust fees and commissions decreased $150 thousand or 4%. Revenue from management of oil and gas properties increased $1.0 million compared with the third quarter of 2007 due to higher energy prices. Employee benefit plan management fees, which provide 18% of total trust fees and commissions, increased $462 thousand or 15%.

Trust fees and commissions decreased $841 thousand or 16% annualized compared with the second quarter of 2008. The fair value of all trust assets managed totaled $34.4 billion at June 30, 2008 or 3% more than the fair value of all trust assets at September 30, 2008 due to market conditions. Personal trust revenue decreased $1.0 million. Net fees from mutual fund advisory and administrative services decreased $463 thousand.

Deposit service charges and fees totaled $30.4 million for the third quarter of 2008, up $2.5 million or 9% over the third quarter of 2007. Overdraft fees grew $1.2 million or 6%. Service charges on retail accounts decreased $51 thousand or 4% due to continued migration to service charge free checking products. Commercial deposit account fees were up $1.4 million or 19% over the same period of 2007 due to a decrease in earnings credit available to commercial deposit customers and an increase in service charges for higher deposit insurance costs. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, decreases when interest rates fall. Deposit service charges increased $205 thousand or 3% annualized compared with the second quarter of 2008. Overdraft fees were up $911 thousand. Commercial deposit account fees were down $684 thousand.

Mortgage banking revenue was up $421 thousand or 7% compared with 2007. Servicing revenue totaled $4.4 million, up $196 thousand or 5%. The outstanding principal balance of mortgage loans serviced for others totaled $5.1 billion at September 30, 2008 and $4.8 billion at September 30, 2007. Net gains on mortgage loans sold totaled $1.8 million, up $223 thousand over the third quarter of 2007. Mortgage loans originated for sale in the secondary market totaled $258 million for the third quarter of 2008, up 5% over the same period in 2007.

Margin asset fees totaled $1.9 million in the third quarter of 2008 and $1.1 million in the third quarter of 2007. Margin assets which are placed by the Company to secure its obligations under customer derivatives programs averaged $532 million for the third quarter of 2008, compared with $95 million for the third quarter of 2007. The increase in revenue earned on margin assets is offset by a decrease in net interest revenue due to the costs to fund the margin assets.

Securities and derivatives

Net gains and losses on securities consisted of the following (in thousands):

                                                   Three Months Ended
                                        September 30,   June 30,   September 30,
                                           2008           2008        2007
                                           ----           ----        ----
Gain on portfolio securities              $   917      $   276      $     21
Gain on Mastercard IPO securities               -            -         1,073
Gain (loss) on mortgage hedge securities    1,186       (5,518)        3,654
                                          -------      --------      --------
Net gain (loss) on securities              $2,103      $(5,242)      $ 4,748
                                           ======      ========      =======


BOK Financial recognized net gains of $2.1 million on securities for the third quarter of 2008, net gains on securities of $4.7 million for the third quarter of 2007 and net losses on securities of $5.2 million for the second quarter of 2008. Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value. Changes in fair value of these securities are recognized in earnings as they occur.

Net gains on derivatives totaled $4.4 million for the third quarter of 2008 and $865 thousand for the third quarter of 2007. Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and the related hedged liabilities when adjustments are permitted by generally accepted accounting principles. Derivative instruments generally consist of interest rate swaps where the Company pays a variable rate based on LIBOR and receives a fixed rate. The fair value of these swaps generally decreases as interest rates rise and increase in value as interest rates fall.

The Company adopted Statement of Financial Accounting Standards No. 159, Fair Value Option ("FAS 159") effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133 were designated as being reported at fair value when FAS 159 was first adopted. In addition, certain certificates of deposit issued subsequent to the adoption of FAS 159 have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. The fair value of these fixed-rate certificates of deposit generally increases as interest rates fall.

--------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                               Sept. 30,     June 30,        March 31,       Dec. 31,           Sept. 30,
                                                 2008         2008             2008            2007               2007
                                           -------------------------------------------------------------------------------
Brokerage and trading revenue               $   30,846     $  (35,462)      $   23,913      $   20,402       $   15,541
Transaction card revenue                        25,632         25,786           23,558          23,512           23,812
Trust fees and commissions                      20,100         20,940           20,796          20,145           19,633
Deposit service charges and fees                30,404         30,199           27,686          29,938           27,885
Mortgage banking revenue                         6,230          7,198            7,217           6,912            5,809
Bank-owned life insurance                        2,829          2,658            2,512           2,614            2,520
Margin asset fees                                1,934          4,460            1,967           2,012            1,061
Other revenue                                    8,691          7,824            6,215           7,819            7,456
--------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                   126,666         63,603          113,864         113,354          103,717
--------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of assets                    (839)           216              (35)         (1,316)              42
Gain (loss) on securities, net                   2,103         (5,242)           4,620          (6,251)           4,748
Gain (loss) on derivatives, net                  4,366         (2,961)           2,113           1,529              865
--------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue             $  132,296     $   55,616       $  120,562      $  107,316       $  109,372
--------------------------------------------------------------------------------------------------------------------------


Other Operating Expense

Other operating expense for the third quarter of 2008 totaled $164.3 million, up $13.3 million or 9% over the third quarter of 2007. Personnel costs increased $1.7 million or 2%. Non-personnel expenses increased $11.5 million or 18% due largely to higher deposit insurance costs and losses on mortgage loans sold with recourse. In addition, the Company accrued $1.7 million in the third quarter of 2008 to recognize its additional contingent obligation to support Visa's antitrust litigation costs. This amount is expected to reverse in future periods when Visa issues additional common shares to provide additional funds to its litigation escrow account.

Personnel expense

Personnel expense totaled $87.5 million for the third quarter of 2008 and $85.8 million for the third quarter of 2007, including personnel expense of $2.5 million for net workforce reduction costs. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs totaled $55.4 million, up $1.8 million or 3% over the third quarter of 2007. The increase in regular compensation expense was due primarily to an increase in average regular compensation per full time equivalent employee. Average staffing levels were down 4% over the third quarter of last year.


----------------------------------------------------------------------------------------------------------------------
Table 3 - Personnel Expense
(Dollars in thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,       June 30,        March 31,         Dec. 31,        Sept. 30,
                                        2008            2008            2008              2007            2007
                                   ----------------------------------------------------------------------------------
Regular compensation               $    55,435     $    54,024     $    52,576      $    52,316      $    53,592
Incentive compensation:
     Cash-based                         20,110          19,503          19,287           19,568           15,559
     Stock-based                            68           2,760           2,272            1,794            2,345
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            20,178          22,263          21,559           21,362           17,904
Employee benefits                       11,936          13,310          13,971           10,834           11,816
Workforce reduction costs, net               -               -               -                -            2,499
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $    87,549     $    89,597     $    88,106      $    84,512      $    85,811
---------------------------------------------------------------------------------------------------------------------
Number of employees
  (full-time equivalent)                 4,231           4,137           4,135            4,110            4,299
---------------------------------------------------------------------------------------------------------------------

Incentive compensation increased $2.3 million or 13% to $20.2 million compared to the third quarter of 2007. Expense for cash-based incentive compensation plans increased $4.6 million or 29%. These plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over the third quarter of 2007 included a

$2.8 million increase in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards decreased $2.7 million compared with the second quarter of 2008. This decrease reflected changes in the market value of BOK Financial common stock and other investments. The market value of BOK Financial common stock decreased $5.04 per share in the third quarter of 2008 and decreased $2.01 per share in the third quarter of 2007. Compensation expense for equity awards increased $371 thousand or 30% compared with the third quarter of 2007. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense totaled $11.9 million, a $120 thousand or 1% increase over the third quarter of 2007. Medical insurance costs were down $353 thousand or 8%. The Company self-insures a portion of its employee health care coverage.

Personnel expense decreased $2.0 million compared with the second quarter of 2008 due to lower incentive compensation and employee benefit expenses. Stock-based incentive compensation decreased $2.7 million due to lower cost of liability awards. Employee benefit expense decreased $1.4 million due primarily to seasonally lower payroll tax expense.

Data processing and communications expense

Data processing and communications expense totaled $19.9 million, up $1.6 million or 9% over the third quarter of 2007. This expense consists of two broad categories, data processing systems and transaction card processing. Data processing systems costs increased $1.5 million or 14% due to growth in processing volumes. Transaction card processing costs increased $145 thousand or 2% due to growth in processing volume.

Other operating expenses

Occupancy and equipment expenses totaled $15.6 million for the third quarter of 2008, up $818 thousand or 6% over 2007. Growth in occupancy expense was due to 3 new branch locations added in the past year. Insurance expense increased $1.7 million compared to the third quarter of 2007 due to an increase in FDIC insurance premiums. A one-time credit granted to eligible depository institutions by the Federal Deposit Insurance Reform Act of 2005 to offset deposit insurance premiums was largely used in 2007. The Company expects higher deposit insurance expense as recently-announced increases in deposit insurance premiums and other Treasury Department initiatives become effective.

Mortgage banking costs included a $1.4 million increase in provision for losses on residential mortgage loans sold with recourse. The Company's obligation to repurchase these loans is more-fully discussed in the Loan Commitments section of this report.

Subsequent to September 30, 2008, Visa and Mastercard announced that they had reached an agreement in principal to settle antitrust litigation with Discover Financial Services for approximately $2.8 billion. Management has estimated its additional obligation for this settlement under Visa's retrospective responsibility plan to be approximately $1.7 million. Management expects that this accrual will be offset in future periods as Visa issues additional Class A shares to provide funds for its litigation escrow account.

----------------------------------------------------------------------------------------------------------------------
Table 4 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      Sept. 30,       June 30,        March 31,        Dec. 31,          Sept. 30,
                                        2008           2008             2008             2007              2007
                                   ----------------------------------------------------------------------------------
Personnel                          $    87,549     $    89,597     $    88,106      $    84,512      $    85,811
Business promotion                       5,837           5,777           4,639            6,528            5,399
Professional fees and services           6,501           6,973           5,648            6,209            5,749
Net occupancy and equipment             15,570          15,100          15,061           15,466           14,752
Insurance                                2,436           2,626           3,710              843              759
Data processing & communications        19,911          19,523          18,893           19,086           18,271
Printing, postage and supplies           4,035           4,156           4,419            4,221            4,201
Net (gains) losses and operating
   expenses of repossessed assets         (136)           (229)            378              120              172
Amortization of intangible assets        1,884           1,885           1,925            2,382            2,397
Mortgage banking costs                   5,811           6,054           5,681            4,225            3,877
Change in fair value of mortgage
  servicing rights                       5,554             767           1,762            3,344            3,446
Visa retrospective responsibility
  obligation                             1,700               -          (2,767)           2,767                -
Other expense                            7,638           7,039           5,949            8,024            6,184
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   164,290     $   159,268     $   153,404      $   157,727      $   151,018
---------------------------------------------------------------------------------------------------------------------


Income Taxes

Income tax expense was $23.0 million or 29% of book taxable income for the third quarter of 2008 compared with $30.8 million or 34% of book taxable income for the third quarter of 2007. The statute of limitations expired on an uncertain tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2007 during the third quarter of 2008. Income tax expense would have been $26.6 million or 33% of book taxable income for the third quarter of 2008, excluding these items.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was approximately $11.7 million at September 30, 2008.


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

The increase in contribution to net income provided by the Oklahoma Corporate Banking Division was due primarily to a $19.4 million increase in the fair value of derivative contracts related to SemGroup. The decrease in contribution to net income provided by the Regional Banking Division was due to increased net loans charged off, primarily in the Arizona market.


------------------------------------------------------ -------------------------------- --------------------------------
Table 5 - Net Income by Line of Business
(In thousands)                                          Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                             2008             2007            2008             2007
                                                       ---------------- --------------- ---------------- ---------------
Regional banking                                         $ 11,854         $ 21,798        $ 53,634         $ 70,853
Oklahoma corporate banking                                 34,125           21,694          16,720           58,754
Mortgage banking                                           (2,352)             503          (6,844)             671
Oklahoma consumer banking                                   7,052            9,270          23,934           27,810
Wealth management                                           9,380            6,166          29,275           20,214
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Subtotal                                              60,059           59,431         116,719          178,302
Funds management and other                                 (3,374)             417           1,070          (11,798)
------------------------------------------------------ ---------------- --------------- ---------------- ---------------
     Total                                               $ 56,685         $ 59,848        $117,789         $166,504
------------------------------------------------------ ---------------- --------------- ---------------- ---------------

Oklahoma Corporate Banking

The Oklahoma Corporate Banking Division provides loan and lease financing and treasury and cash management services to businesses throughout Oklahoma and certain relationships in surrounding states. In addition to serving the banking needs of small businesses, middle market and larger customers, this Division has specialized groups that serve customers in the energy, agriculture, healthcare and banking/finance industries, and includes the TransFund network. The Oklahoma Corporate Banking Division contributed $34.1 million to net income for the third quarter of 2008, up from $21.7 million for the third quarter of 2007. This Division recognized a $53.0 million after-tax loss in the second quarter of 2008 on loans and derivative contracts with SemGroup. During the third quarter of 2008, the fair value of certain derivative contracts related to SemGroup increased by $19.4 million due to falling energy prices. The change in fair value of these contracts increased net income after taxes by $11.9 million for the third quarter of 2008. The increase in fair value of derivative contracts is included in Other Operating Revenue. Excluding changes in the fair value of these contracts, the Oklahoma Corporate Banking Division's net income for the third quarter of 2008 was $22.3 million, up $585 thousand over the third quarter of 2007.

Net interest revenue increased $829 thousand or 2% compared to the third quarter of 2007. Average earnings assets attributed to this division increased $151 million or 3% over the third quarter of 2007 to $4.7 billion. Average loans increased $23 million or 1% to $4.4 billion. Average commercial loans decreased $25 million or 1%. The decrease in average commercial loans was offset by a $38 million increase in average consumer loans, primarily indirect automobile loans, and a $13 million increase in average real estate loans. Average funds provided to the funds management unit by the Oklahoma Corporate Banking Division increased $104 million due to deposit growth.

Operating revenue increased $3.3 million, excluding changes in the fair value of SemGroup related derivative contracts. Operating revenue provided by TransFund increased $1.1 million or 12% and service charges on commercial deposit accounts were up $495 thousand or 9%. Fees received from standby letters of credit were up $404 thousand or 20% over the third quarter of 2007. Operating expenses, which consist primarily of personnel and data processing costs, increased $2.6 million or 9%.

Table 6 -  Oklahoma Corporate Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     ------------- --- ------------- -- -------------- -- -------------
NIR (expense) from external sources               $      48,311     $      62,144    $     150,186     $     184,822
NIR (expense) from internal sources                      (8,777)          (23,439)         (39,286)          (69,341)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     39,534            38,705          110,900           115,481

Other operating revenue                                  46,870            24,174           36,566            68,627
Operating expense                                        31,116            28,532           91,248            84,443
Gains on financial instruments, net                           -             1,073            4,689             1,073
Net loans charged off (recovered)                          (512)              (33)          33,932             4,611
Net income                                               34,125            21,694           16,720            58,754

Average assets                                    $   6,460,061     $   5,743,011    $   6,232,829     $   5,746,449
Average economic capital                                475,380           405,620          443,780           406,340

Return on assets                                            2.10%         1.50%                0.36%          1.37%
Return on economic capital                                 28.56%        21.22%                5.03%         19.33%
Efficiency ratio                                           36.01%        45.38%               61.88%         45.87%

Oklahoma Consumer Banking

The Oklahoma Consumer Banking Division provides a full line of deposit, loan and fee-based services to customers throughout Oklahoma through four major distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and the Internet. Additionally, the division is a significant referral source for the Bank of Oklahoma Mortgage Division and BOSC's retail brokerage division. Consumer banking services are offered through 36 locations in Tulsa, 32 locations in Oklahoma City and 15 locations throughout the state. Two locations are scheduled to open in the fourth quarter of 2008.

The Oklahoma Consumer Banking Division contributed net income of $7.1 million for the third quarter of 2008, compared to net income of $9.3 million for the third quarter of 2007. Net interest revenue decreased $2.8 million or 15% over 2007 due primarily to a decrease in the internal transfer pricing credit. Average loans attributed to the Oklahoma Consumer Banking Division in 2008 increased $17 million or 6% compared with 2007. Average deposits provided by the Oklahoma Consumer Banking Division grew $109 million or 4% to $3.0 billion. Average demand deposits were up $44 million or 13% over 2007. Interest bearing deposits increased $65 million or 3%, including a $213 million or 21% increase in interest bearing transaction accounts and a $152 million or 10% decrease in time deposits.

Other operating revenue was up $1.0 million or 5% over 2007 largely from check card revenue and overdraft fees. Operating expenses increased $2.0 million or 9% over 2007, including a $514 thousand or 6% increase in personnel expense and a $1.5 million or 14% increase in non-personnel expense. Net loans charged-off, which consist primarily of overdrawn deposit accounts, totaled $835 thousand for the third quarter of 2008 and $1.0 million for the third quarter of 2007.

Table 7 -  Oklahoma Consumer Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $     (10,812)    $     (17,497)   $     (37,208)    $     (51,388)
NIR (expense) from internal sources                      26,455            35,899           85,270           106,338
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     15,643            18,402           48,062            54,950

Other operating revenue                                  20,991            19,975           60,933            57,183
Operating expense                                        24,258            22,242           69,619            64,624
Gains on financial instruments, net                           -                 -            1,576                 -
Net loans charged off                                       835             1,005            1,799             2,067
Net income                                                7,052             9,270           23,934            27,810

Average assets                                    $   3,044,296     $   2,936,051    $   3,023,757     $   2,923,662
Average economic capital                                 60,340            63,540           60,020            61,660

Return on assets                                            0.92%         1.25%                1.06%          1.27%
Return on economic capital                                 46.49%        57.88%               53.27%         60.30%
Efficiency ratio                                           66.22%        57.96%               63.87%         57.63%

Mortgage Banking

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of Bank of Oklahoma. These activities include the origination, marketing and servicing of conventional and government-sponsored mortgage loans. BOk Mortgage incurred a net loss of $2.4 million in the third quarter of 2008 compared to net income of $504 thousand in the third quarter of 2007. Changes in the fair value of mortgage servicing rights, net of hedging activity, reduced net income $2.7 million in 2008 and increased net income $127 thousand in 2007. In addition, an increase in the provision for off-balance sheet credit risk on mortgage loans sold with recourse reduced net income $1.3 million in the third quarter of 2008 and $500 thousand for the third quarter of 2007.

Mortgage banking activities consisted primarily of two sectors, loan production and loan servicing. The loan production sector generally performs best when mortgage rates are relatively low and loan origination volumes are high. Conversely, the loan servicing sector generally performs best when mortgage rates are relatively high and prepayments are low. The Mortgage Banking Division also holds a permanent portfolio of $468 million of residential mortgage loans which generated net income of $513 thousand in the third quarter of 2008.

Loan Production Sector

Pre-tax losses from loan production totaled $1.0 million for the third quarter of 2008 and $201 thousand for the third quarter of 2007. Loan production revenue totaled $2.9 million in third quarter of 2008, including $5.1 million of capitalized mortgage servicing rights, partially offset by net losses on mortgage loans sold. Loan production revenue totaled $5.0 million in third quarter of 2007. Capitalized mortgage servicing rights totaled $4.0 million. The average initial fair value of servicing rights on mortgage loans funded was 1.47% for the third quarter of 2008 and 1.30% for the third quarter of 2007. Mortgage loans funded totaled $347 million in third quarter of 2008 and $305 million in the third quarter of 2007. Approximately 55% and 20% of the loans funded during the third quarter of 2008 were in Oklahoma and Texas, respectively. The pipeline of mortgage loan applications totaled $507 million at September 30, 2008, compared to $517 million at June 30, 2008 and $323 million at September 30, 2007. Operating expenses, excluding direct loan production costs which are recognized as part of the gain or loss on loans sold, totaled $5.2 million in 2008 and $5.6 million in 2007.

Loan Servicing Sector

The loan servicing sector had a pre-tax loss of $3.4 million for the third quarter of 2008 compared with pre-tax income of $467 thousand for the third quarter of 2007. We recognized a net pre-tax loss of $4.4 million in the third quarter of 2008 compared with a net pre-tax gain of $208 thousand in 2007 from changes in the value of mortgage servicing rights and economic hedging activities.

Servicing revenue, including revenue on loans serviced for affiliates, totaled $5.0 million in third quarter of 2008 compared to $4.7 million in the same period of 2007. The average outstanding balance of loans serviced, including loans serviced for affiliates, was $5.8 billion during the third quarter of 2008 compared to $5.4 billion during 2007. Servicing revenue per outstanding loan principal was 35 basis points in 2008 compared with 36 basis points in 2007. Servicing costs totaled $2.2 million for the third quarter of 2008 and $1.9 million for the third quarter of 2007. At September 30, 2008, the total number of loans serviced by BOk Mortgage totaled 57,970. Serviced loans delinquent 90 days or more or in process of foreclosure totaled 682 or 1.18% of the number of loans serviced; 404 of these loans are in Oklahoma, 90 are in Arkansas, 59 are in Kansas / Missouri and 35 are in Texas.

Table 8 -  Mortgage Banking
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      11,362     $       9,833    $      34,898     $      26,177
NIR (expense) from internal sources                      (8,000)           (8,620)         (25,827)          (23,163)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      3,362             1,213            9,071             3,014

Capitalized mortgage servicing rights                     5,092             3,964           15,406             9,879
Other operating revenue                                   2,073             5,822            7,791            16,417
Operating expense                                         9,632            10,133           30,491            26,447
Change in fair value of mortgage servicing
   rights                                                 5,554             3,446            8,083              (451)
Gains (losses) on financial instruments, net              1,186             3,654           (4,141)           (1,773)
Net loans charged off                                       353               249              659               440
Net income (loss)                                        (2,352)              503           (6,844)              671

Average assets                                    $     905,650     $     770,608    $     892,884     $     692,854
Average economic capital                                 34,140            24,990           27,790            25,630

Return on assets                                           (1.03)%        0.26%               (1.02)%         0.13%
Return on economic capital                                (27.41)%        7.99%              (32.90)%         3.50%
Efficiency ratio                                           91.50%        92.13%               94.49%         90.23%


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

At September 30, 2008, financial instruments with a fair value of $198 million were held for the economic hedge program. The interest rate sensitivity of the mortgage servicing rights and securities held as a hedge is modeled over a range of +/- 50 basis points. At September 30, 2008, the pre-tax results of this modeling on reported earnings were:


Table 9 - Interest Rate Sensitivity - Mortgage Servicing
(Dollars in Thousands)
                                          50 bp increase   50 bp decrease
Anticipated change in:
Fair value of mortgage servicing rights   $    4,498      $   (4,927)
Fair value of hedging instruments             (4,649)          3,697
                                        ----------------- ----------------
Net                                       $     (151)     $   (1,230)
                                        ----------------- ----------------


Table 9 shows the non-linear effect of changes in mortgage commitment rates on the value of mortgage servicing rights. A 50 basis point increase in rates is expected to increase the fair value of our servicing rights $4.5 million while a 50 basis point decrease is expected to reduce the fair value $4.9 million. This considers that there is an upper limit to appreciation in the value of servicing rights as rates rise due to the contractual repayment terms of the loans and other factors. There is much less of a limit of the speed at which mortgage loans may prepay in a declining rate environment.

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

Trust and private financial services includes sales of institutional, investment and retirement products, loans and other services to affluent individuals, businesses, not-for-profit organizations, and governmental agencies. Trust services are provided primarily to clients throughout Oklahoma, Texas and New Mexico. Additionally, trust services include a nationally competitive, self-directed 401-(k) program and provides administrative and advisory services to the American Performance family of mutual funds. Brokerage and trading activities within the wealth management line of business consists of retail sales of mutual funds, securities, and annuities, institutional sales of securities and derivatives, bond underwriting and other financial advisory services and customer risk management programs.

Wealth Management contributed net income of $9.4 million in the third quarter of 2008. This compared to net income of $6.2 million in the third quarter of 2007. Growth in net income was due primarily to increased revenue from trading and institutional securities sales. Net income for the third quarter of 2007 was decreased $1.4 million for the after-tax cost of the settlement of certain matters with the American Performance Funds. Net income for the Wealth Management Division for the third quarter of 2008 increased $1.9 million or 25% over the same period of 2007, excluding this settlement cost.

Trust fees and commissions for the Wealth Management line of business totaled $17.5 million, up $501 thousand or 3% increase over last year. At September 30, 2008 and 2007, the Wealth Management line of business was responsible for trust assets with aggregate market values of $30.4 billion and $31.8 billion, respectively, under various fiduciary arrangements. The change in trust assets reflected lower market value of assets managed partially offset by new business generated during the year. We have sole or joint discretionary authority over $11.5 billion of trust assets at September 30, 2008 compared to $11.8 billion of trust assets at September 30, 2007. The fair value of non-managed assets was $11.8 billion at September 30, 2008 and $12.2 billion at September 30, 2007. Assets held in safekeeping totaled $7.1 billion at September 30, 2008.

Brokerage and trading activities provided $4.6 million of the Wealth Management Division's net income in the third quarter of 2008 compared to $2.5 million in 2007. Trading fees and commissions revenue increased $5.8 million due primarily to a $4.1 million increase in revenue from institutional securities and a $1.7 million increase in customer derivative revenue. Operating expenses, which consist primarily of compensation expense increased $2.4 million or 18%. Incentive compensation expense which is directly related to revenue growth was up $2.6 million.


Table 10 -  Wealth Management
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       6,697     $       3,398    $      17,603     $      11,404
NIR (expense) from internal sources                      (1,075)            4,775           (1,410)           13,669
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      5,622             8,173           16,193            25,073

Other operating revenue                                  43,748            35,785          135,156            98,275
Operating expense                                        34,022            31,466          102,234            87,470
American Performance Fund settlement                          -             2,232                -             2,232
Net loans charged off (recovered)                            (3)              168            1,196               575
Net income                                                9,380             6,166           29,275            20,214

Average assets                                    $   2,848,047     $   1,907,534    $   2,705,409     $   1,791,883
Average economic capital                                156,840           155,270          147,700           156,430

Return on assets                                            1.31%         1.28%                1.45%          1.51%
Return on economic capital                                 23.79%        15.76%               26.48%         17.28%
Efficiency ratio                                           68.91%        71.58%               67.55%         70.91%

Regional Banking

Regional banking consists primarily of the corporate and commercial banking services provided by Bank of Texas, Bank of Albuquerque, Bank of Arkansas, Colorado State Bank and Trust, Bank of Arizona and Bank of Kansas City in their respective markets. It also includes fiduciary services provided by Colorado State Bank and Trust. Small businesses and middle-market corporations are the regional banks' primary customer focus. Regional banking contributed net income of $11.9 million during the third quarter of 2008. This compares with net income of $21.8 million during the third quarter of 2007. Net loans charged off at the regional banks totaled $19.2 million in the third quarter of 2008, including $10.8 million in Arizona and $5.0 million in Colorado. Net loans charged off at the regional banks totaled $3.5 million in the third quarter of 2007.

Net losses from banking operations in the Arizona market totaled $6.1 million for the third quarter of 2008, compared with net income of $142 thousand for the third quarter of 2007. Net loans charged off were $10.8 million, up $10 million over the third quarter of 2007. Substantially all of the third quarter's net loans charged off were residential development, construction and related land loans. Charge offs of two loans in the Tucson market totaled $6.1 million. Management has reviewed substantially all loans and loan commitments during the third quarter and has reorganized loan production staff in the Tucson market.

Net losses from banking operations in the Colorado market totaled $658 thousand for the third quarter of 2008, compared with net income of $3.2 million for the third quarter of 2007. Net loans charged off were $5.0 million, compared with a net recovery of $9 thousand in the third quarter of 2007. A single real estate credit comprised substantially all of the third quarter of 2008 charge off.

Average loans in the Colorado market increased $123 million or 16% over the third quarter of 2007. Average commercial loans and average commercial real estate loans were up $62 million and $60 million, respectively. Average deposits decreased $58 million. Average time deposits decreased $147 million and average interest-bearing transaction and savings deposits increased $75 million. Average demand deposits were up $15 million.

Net income provided by Texas operations was $12.0 million for the third quarter of 2008 a $937 thousand decrease from the third quarter of 2007. Net loans charged off totaled $2.3 million for the third quarter of 2008 and $1.1 million for the third quarter of 2007.

Average loans in the Texas market totaled $3.4 billion for the third quarter of 2008, up $324 million or 10% over the same quarter of last year. Average commercial loans were up $185 million and average real estate loans were up $85 million. Consumer loans, which consist primarily of indirect automobile loans, grew $63 million over the third quarter of 2007. Average loans in the Dallas market increased $330 million or 15% over the third quarter of 2007. Average loans in the Houston market increased $4.6 million or 1%. Growth in community banking loans was largely offset by a decrease in energy loans in the Houston market.

Average deposits in the Texas market were $3.1 billon for the third quarter of 2008, down $70 million or 2% compared with the third quarter of 2007. Average time deposits decreased $105 million and average interest-bearing transaction deposits decreased $60 million. Average demand deposits increased $98 million. Average deposits decreased $55 million or 3% in the Dallas market and $22 million or 2% in the Houston market.

Net income from banking operations in New Mexico and Arkansas totaled $5.0 million and $997 thousand, respectively, for the third quarter of 2008. Net income for the third quarter of 2007 was $5.0 million from banking operations in New Mexico and $886 thousand from banking operations in Arkansas. Average outstanding loans in the New Mexico market were $794 million for the third quarter of 2008, up $58 million or 8% over 2007. Average outstanding loans in the Arkansas market were $408 million for the third quarter of 2008, up $61 million or 18% over 2007.

Net income from banking operations in Kansas City was $732 thousand for the third quarter of 2008 compared with a net loss of $328 thousand for the third quarter of 2007. Net interest revenue was up $1.2 million and other operating revenue was up $623 thousand. Average loans were $387 million, up $193 million from last year. Average deposits were $77 million, up $27 million over the third quarter of 2007.

Table 11 -  Bank of Texas
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      45,353     $      49,475    $     134,800     $     140,711
NIR (expense) from internal sources                      (5,498)           (9,545)         (17,716)          (24,227)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     39,855            39,930          117,084           116,484

Other operating revenue                                   8,174             7,713           24,189            20,851
Operating expense                                        27,763            26,379           81,975            71,963
Gains on financial instruments, net                           -                 -              258                 -
Net loans charged off                                     2,299             1,110            5,193             1,646
Net income                                               11,960            12,898           35,316            40,740

Average assets                                    $   4,685,980     $   4,617,458    $   4,698,910     $   4,227,765
Average economic capital                                238,100           286,290          198,520           284,630
Average invested capital                                489,990           453,370          450,400           451,710

Return on assets                                            1.02%         1.11%                1.00%          1.29%
Return on economic capital                                 19.98%        17.87%               23.76%         19.14%
Return on average invested capital                          9.71%        11.29%               10.47%         12.06%
Efficiency ratio                                           57.80%        55.37%               58.03%         52.40%


Table 12 -  Bank of Albuquerque
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      14,808     $      18,685    $      48,699     $      55,130
NIR (expense) from internal sources                      (2,722)           (5,669)          (9,661)          (16,438)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     12,086            13,016           39,038            38,692

Other operating revenue                                   4,571             4,401           13,378            12,687
Operating expense                                         8,235             7,893           24,046            23,004
Gains on financial instruments, net                           -                 -              190                 -
Net loans charged off                                       288             1,306            1,425             2,866
Net income                                                4,970             5,022           16,576            15,586

Average assets                                    $   1,696,897     $   1,621,220    $   1,965,631     $   1,592,287
Average economic capital                                 96,730            94,450           93,420            92,890
Average invested capital                                115,820           113,540          112,510           111,980

Return on assets                                            1.17%         1.23%                1.13%          1.31%
Return on economic capital                                 20.44%        21.10%               23.70%         22.43%
Return on average invested capital                         17.07%        17.55%               19.68%         18.61%
Efficiency ratio                                           49.44%        45.32%               45.88%         44.77%

Table 13 - Bank of Arkansas
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       4,279     $       4,555    $      12,704     $      12,192
NIR (expense) from internal sources                      (1,039)           (1,915)          (3,668)           (5,032)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      3,240             2,640            9,036             7,160

Other operating revenue                                     284               291              927               935
Operating expense                                         1,069             1,114            3,289             3,253
Gains on financial instruments, net                           -                 -                7                 -
Net loans charged off                                       825               367            2,180               773
Net income                                                  997               886            2,750             2,486

Average assets                                    $     428,078     $     366,423    $     422,120     $     327,903
Average economic capital                                 28,520            19,540           25,720            18,390
Average invested capital                                 28,520            19,540           25,720            18,390

Return on assets                                           0.93%             0.96%            0.87%             1.01%
Return on economic capital                                13.91%            17.99%           14.28%            18.07%
Return on average invested capital                        13.91%            17.99%           14.28%            18.07%
Efficiency ratio                                          30.33%            38.01%           33.01%            40.19%


Table 14 - Colorado State Bank and Trust
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $      16,000     $      19,551    $      47,805     $      54,695
NIR (expense) from internal sources                      (4,352)           (8,031)         (14,146)          (22,185)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                     11,648            11,520           33,659            32,510

Other operating revenue                                   3,437             3,416           11,181             9,760
Operating expense                                        11,064             9,707           31,298            23,651
Gains on financial instruments, net                           -                 -               66                 -
Net loans charged off (recovered)                         4,998                (9)           5,432                72
Net income (loss)                                          (658)            3,178            4,968            11,306

Average assets                                    $   1,880,419     $   1,865,783    $   1,885,981     $   1,673,872
Average economic capital                                115,320            97,550          109,730            91,530
Average invested capital                                170,620           152,840          165,030           146,830

Return on assets                                          (0.14)%            0.68%            0.35%             0.90%
Return on economic capital                                (2.27)%           12.93%            6.05%            16.51%
Return on average invested capital                        (1.53)%            8.25%            4.02%            10.29%
Efficiency ratio                                          73.34%            64.99%           69.80%            55.95%

Table 15 - Bank of Arizona
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       7,563     $      10,422    $      24,527     $      30,166
NIR (expense) from internal sources                      (2,869)           (5,457)          (9,855)          (15,704)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      4,694             4,965           14,672            14,462

Other operating revenue                                     237               198              794               567
Operating expense                                         4,223             4,222           12,547            12,177
Net loans charged off                                    10,768               708           12,912               708
Net income (loss)                                        (6,147)              142           (6,104)            1,309

Average assets                                    $     611,729     $     598,967    $     614,945     $     576,126
Average economic capital                                 71,770            50,630           61,090            47,970
Average invested capital                                 88,420            67,280           77,740            64,620

Return on assets                                          (4.00)%            0.09%           (1.33)%            0.30%
Return on economic capital                               (34.07)%            1.11%          (13.35)%            3.65%
Return on average invested capital                       (27.66)%            0.84%          (10.49)%            2.71%
Efficiency ratio                                          85.64%            81.77%           81.13%            81.02%


Table 16 - Bank of Kansas City
 (Dollars in Thousands)
                                                    Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  ---------------------------------- ----------------------------------
                                                         2008              2007             2008              2007
                                                     -------------     -------------    --------------    -------------
NIR (expense) from external sources               $       4,719     $       3,627    $      14,480     $      11,927
NIR (expense) from internal sources                      (2,150)           (2,247)          (7,230)           (7,530)
                                                     -------------     -------------    --------------    -------------
Net interest revenue                                      2,569             1,380            7,250             4,397

Other operating revenue                                   1,373               750            3,821             1,960
Operating expense                                         2,746             2,667            8,489             7,295
Net loans charged off (recovered)                            (3)                -            2,373                 2
Net income (loss)                                           732              (328)             128              (574)

Average assets                                    $     425,999     $     236,883    $     428,095     $     250,735
Average economic capital                                 40,050            12,590           28,690             6,070
Average invested capital                                 40,050            12,590           28,690             6,070

Return on assets                                           0.68%            (0.55)%           0.04%             (0.31)%
Return on economic capital                                 7.27%           (10.34)%           0.60%            (12.64)%
Return on average invested capital                         7.27%           (10.34)%           0.60%            (12.64)%
Efficiency ratio                                          69.66%           125.21%           76.68%            114.76%


Financial Condition

Securities

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At September 30, 2008, investment securities were carried at $244 million and had a fair value of $240 million. Management has the ability and intent to hold these securities until they mature.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $6.4 billion at September 30, 2008, up $420 million compared with June 30, 2008. Mortgage-backed securities represented 97% of total available for sale securities. The Company holds no debt securities of corporate issuers.

Table 17 - Available for Sale Securities
(in thousands)                                         September 30, 2008
                                         -----------------------------------------------
                                          Amortized      Fair       Gross Unrealized
                                                                 -----------------------
                                            Cost         Value       Gain       Loss
                                         -----------------------------------------------
U.S. Treasury                              $ 26,984    $ 27,005     $   21    $     -
Municipal and other tax-exempt               18,833      18,534         57       (356)
Mortgage-backed securities:
    U. S. agencies                        4,553,582   4,560,587     34,716    (27,711)
    Private issue                         1,685,742   1,523,021         44   (162,765)
----------------------------------------------------------------------------------------
Total mortgage-backed securities          6,239,324   6,083,608     34,760   (190,476)
----------------------------------------------------------------------------------------
Other debt securities                            38          37          -         (1)
Equity securities and mutual funds          153,005     150,346      5,920     (8,579)
----------------------------------------------------------------------------------------
   Total                                 $6,438,184  $6,279,530    $40,758  $(199,412)
----------------------------------------------------------------------------------------

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
2.8 years at September 30, 2008. Management estimates that the expected duration would extend to approximately 3.3 years assuming an immediate 300 basis point upward rate shock.

Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by FNMA and FHLMC. Principal and interest payments on the underlying loans are fully guaranteed. At September 30, 2008, approximately $4.8 billion of the Company's mortgage-backed securities were issued by U.S. government agencies.

The Company also holds $1.5 billion of mortgage-backed securities privately issued by publicly-owned financial institutions. Credit risk on mortgage-backed securities originated by these issuers is mitigated by investment in senior tranches with additional collateral support. None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations.

Approximately $439 million of the privately issued mortgage-backed securities consisted of Alt-A mortgage loans. Approximately 83% of these securities are credit enhanced with additional collateral support and approximately 87% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans. None of the adjustable rate mortgages are payment option ARMs.

Our portfolio of available for sale securities also included preferred stocks issued by seven financial institutions. These stocks were originally purchased for $46 million and have a current carrying value of $32 million. Our carrying value of these stocks has been reduced by $14 million of other-than-temporary impairment charges recognized in previous periods. None of the institutions that issued these stocks are in default and all of the issuers are rated investment grade. BOK Financial does not own any equity securities issued by Fannie Mae or Freddie Mac. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. The aggregate fair value of these preferred stocks decreased to $24 million at September 30, 2008 due to a significant widening of spreads to LIBOR related to current market disruptions. Management believes that the fair value of these securities will recover to our carrying value as spreads to LIBOR return to a range of 400 basis points to 500 basis points over the next two years.

Net unrealized losses on available for sale debt and equity securities totaled $159 million at September 30, 2008 compared with net unrealized losses of $91 million at June 30, 2008. The aggregate gross amount of unrealized losses at September 30, 2008 totaled $199 million. Management evaluated the securities with unrealized losses to determine if we believed that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses, support for debt securities provided by government guarantees or credit enhancements, ratings of the respective issuers and other factors to assess the prospects for recovery over various interest rate scenarios and time periods. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

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

Bank-Owned Life Insurance

The Company has approximately $234 million of bank-owned life insurance at September 30, 2008. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Substantially all of the funds are held in separate accounts and are invested in U.S. government, mortgage-backed and corporate debt securities. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2008, cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $196 million and cash surrender value represented by the value of the stable value wrap was approximately $5.7 million. The stable value wrap was provided by a highly-rated, domestic bank. The remaining cash surrender value primarily represented the cash surrender value of policies held in the general accounts of various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.7 billion at September 30, 2008, a $162 million or 5% annualized increase since June 30, 2008. Commercial loans and residential mortgage loans increased during the third quarter of 2008. Commercial real estate loans and consumer loans decreased during the same period.

Previously, the Company had reported residential loans held for sale by its mortgage banking division as part of its loan portfolio. These loans are now reported separately on the consolidated balance sheet and are excluded from this discussion. Information for prior periods has been reclassified for consistent presentation.


---------------------------------------------------------------------------------------------------------------------
Table 18 - Loans
(In thousands)
                                         Sept. 30,        June 30,        March 31,       Dec. 31,         Sept. 30,
                                           2008             2008            2008            2007             2007
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   2,099,996    $   1,895,050   $   1,966,996   $   1,954,967    $   1,852,681
  Services                               1,975,604        1,848,360       1,784,723       1,721,143        1,671,291
  Wholesale/retail                       1,199,216        1,226,875       1,206,224       1,081,172        1,039,855
  Manufacturing                            519,485          542,019         542,297         493,185          536,631
  Healthcare                               778,819          747,434         733,086         680,294          648,871
  Agriculture                              229,447          253,198         248,345         236,860          259,904
  Other commercial and industrial          471,235          525,637         475,187         569,884          501,128
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   7,273,802        7,038,573       6,956,858       6,737,505        6,510,361
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        968,522        1,021,135       1,066,096       1,004,547          975,764
  Retail                                   375,929          378,241         409,690         371,913          380,040
  Office                                   470,383          422,558         414,466         394,739          427,444
  Multifamily                              268,614          251,325         236,787         214,388          234,182
  Industrial                               151,187          180,358         161,068         151,765          163,116
  Other real estate loans                  479,357          573,880         543,817         613,120          604,489
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,713,992        2,827,497       2,831,924       2,750,472        2,785,035
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Permanent mortgage                     1,193,488        1,130,417       1,052,785       1,089,073        1,069,356
  Home equity                              476,465          477,180         476,984         442,223          428,212
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,669,953        1,607,597       1,529,769       1,531,296        1,497,568
---------------------------------------------------------------------------------------------------------------------

Consumer:
  Indirect automobile                      721,390          735,098         685,803         625,203          592,207
  Other consumer                           300,833          309,273         291,401         296,094          292,505
---------------------------------------------------------------------------------------------------------------------
      Total consumer                     1,022,223        1,044,371         977,204         921,297          884,712
---------------------------------------------------------------------------------------------------------------------

  Total                              $  12,679,970    $  12,518,038   $  12,295,755   $  11,940,570    $  11,677,676
---------------------------------------------------------------------------------------------------------------------


The commercial loan portfolio increased $235 million during the third quarter of 2008 to $7.3 billion at September 30, 2008 from the second quarter of 2008. Energy loans totaled $2.1 billion or 17% of total loans. Outstanding energy loans increased $205 million during the third quarter of 2008. Approximately $1.8 billion of energy loans were to oil and gas producers, up from $1.6 billion at June 30, 2008. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included loans to borrowers involved in the transportation and sale of oil and gas and to borrowers that manufacture equipment or provide other services to the energy industry. The energy category of our loan portfolio is distributed $1.1 billion in Oklahoma, $615 million in Texas and $392 million in Colorado.

The services sector of the loan portfolio totaled $2.0 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.3 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $718 million of the outstanding balance of services loans is attributed to Texas, $644 million to Oklahoma, $244 million to New Mexico, $141 million to Arizona and $108 million to Colorado.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 18.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2008, the outstanding principal balance of these loans totaled $2.1 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 23% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.7 billion or 21% of the loan portfolio at September 30, 2008. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans decreased $114 million from the previous quarter end. Construction and land development loans decreased $53 million to $969 million. Loans secured by industrial facilities decreased $29 million and other commercial real estate loans decreased $95 million. Loans secured by office buildings increased $48 million and loans secured by multifamily residential properties increased $17 million.

Loans secured by land, residential lots and construction totaled $969 billion at September 30, 2008. Approximately $252 million of these loans are attributed to the Oklahoma market, $267 million to the Texas market, $178 million to the Colorado market and $160 million to the Arizona market. The geographic distribution of all other commercial real estate loans included $575 million in Oklahoma, $586 million in Texas, $200 million in New Mexico, $166 million in Arizona and $89 million in Colorado.

Residential mortgage loans totaled $1.7 billion, up $62 million since June 30, 2008. Permanent 1-4 family mortgage loans increased $63 million and home equity loans decreased $1 million. We have no concentration in sub-prime residential mortgage loans and our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or loans with initial rates that are below market. Our portfolio of permanent 1- 4 family mortgage loans includes $130 million of community development loans. These loans are generally underwritten to prime standards and require full documentation. Approximately $1.1 billion of our residential mortgage loan portfolio is attributed to borrowers in Oklahoma and $308 million to borrowers in Texas.

At September 30, 2008, consumer loans included $721 million of indirect automobile loans. Approximately $454 million of these loans were purchased from dealers in Oklahoma and $176 million were purchased from dealers in Arkansas. The remaining $91 million were purchased from dealers in Texas. Indirect automobile loans decreased $14 million since June 30, 2008. Approximately 6% of the outstanding balance at September 30, 2008 is considered near-prime, which is defined as loans to borrowers that had poor credit in the past but have re-established credit over a period of time. We generally do not originate sub-prime indirect automobile loans.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Loans by Principal Market Area
(In thousands)

                                         Sept. 30,         June 30,       March 31,        Dec. 31,       Sept. 30,
                                           2008             2008            2008             2007           2007
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,368,823    $   3,228,179   $   3,248,424   $   3,219,176    $   3,113,412
   Commercial real estate                  827,357          875,546         940,686         890,703          875,135
   Residential mortgage                  1,134,066        1,099,277       1,080,882       1,080,483        1,058,142
   Consumer                                580,211          601,184         586,695         576,070          562,631
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,910,457    $   5,804,186   $   5,856,687   $   5,766,432    $   5,609,320
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   2,205,169    $   2,166,925   $   2,124,192   $   1,985,645    $   1,941,731
   Commercial real estate                  853,653          889,364         838,781         846,303          913,910
   Residential mortgage                    307,655          299,996         262,305         275,533          266,850
   Consumer                                214,133          204,081         168,949         142,958          133,391
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,580,610    $   3,560,366   $   3,394,227   $   3,250,439    $   3,255,882
                                    ---------------------------------------------------------------------------------

New Mexico:
   Commercial                        $     442,644    $     451,225   $     472,543   $     473,262    $     446,573
   Commercial real estate                  281,061          271,177         258,731         252,884          256,994
   Residential mortgage                     95,165           89,469          85,834          84,336           83,274
   Consumer                                 18,296           16,977          14,977          16,105           15,769
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     837,166    $     828,848   $     832,085   $     826,587    $     802,610
                                    ---------------------------------------------------------------------------------

Arkansas:
   Commercial                        $     104,630    $      96,775   $     100,489   $     106,328    $     117,993
   Commercial real estate                  127,925          124,049         130,956         124,317          107,588
   Residential mortgage                     16,941           19,527          16,621          16,393           18,411
   Consumer                                183,543          197,979         180,551         163,626          148,404
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     433,039    $     438,330   $     428,617   $     410,664    $     392,396
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     598,519    $     489,844   $     486,525   $     490,373    $     491,204
   Commercial real estate                  266,739          276,062         261,099         252,537          247,802
   Residential mortgage                     49,676           38,517          31,011          26,556           26,322
   Consumer                                 18,328           16,367          17,552          16,457           18,623
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     933,262    $     820,790   $     796,187   $     785,923    $     783,951
                                    ---------------------------------------------------------------------------------

Arizona:
                                     $     213,861    $     207,173   $     174,360   $     157,341    $     147,103
   Commercial
   Commercial real estate                  326,615          351,058         361,567         342,673          349,840
   Residential mortgage                     58,800           53,321          50,719          46,269           43,510
   Consumer                                  5,551            5,315           6,815           5,522            5,491
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     604,827    $     616,867   $     593,461   $     551,805    $     545,944
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Commercial                        $     340,156    $     398,452   $     350,325   $     305,380    $     252,345
   Commercial real estate                   30,642           40,241          40,104          41,055           33,766
   Residential mortgage                      7,650            7,490           2,397           1,726            1,059
   Consumer                                  2,161            2,468           1,665             559              403
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     380,609    $     448,651   $     394,491   $     348,720    $     287,573
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  12,679,970    $  12,518,038   $  12,295,755   $  11,940,570    $  11,677,676
                                    ---------------------------------------------------------------------------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.3 billion and standby letters of credit which totaled $601 million at September 30, 2008. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $311 thousand of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at September 30, 2008.

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

At September 30, 2008, the principal balance of loans sold subject to recourse obligations totaled $388 million. Substantially all of these loans are to borrowers in our primary markets including $274 million to borrowers in Oklahoma, $44 million to borrowers in Arkansas, $22 million to borrowers in New Mexico, $18 million to borrowers in the Kansas City area and $16 million to borrowers in Texas. The separate reserve for these off-balance sheet commitments was $8.6 million at September 30, 2008. Approximately 2.17% of the loans sold with recourse with an outstanding principal balance of $8.2 million were either delinquent more than 90 days, in bankruptcy or in foreclosure. The provision for credit losses on loans sold with recourse, which is included in mortgage banking costs, was $2.2 million for the third quarter of 2008. Net losses charged against the reserve totaled $1.2 million for the third quarter of 2008.


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

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit ratings, these limits may be reduced and additional margin collateral may be required.

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

Derivative contracts are carried at fair value. At September 30, 2008, the net fair values of derivative contracts reported as assets under these programs totaled $572 million, down from $1.4 billion at June 30, 2008 due to cash settlements and falling energy prices. At September 30, derivative contracts carried as assets included energy contracts with fair values of $415 million, interest rate contracts with fair values of $93 million, agricultural product contracts with fair values of $4 million and foreign exchange contracts with fair values of $53 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $374 million. As of January 1, 2008, the Company adopted FASB Staff Position FIN 39-1 which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative liabilities at September 30, 2008 was reduced by $217 million of cash collateral. A table showing the fair value of derivative assets and liabilities, net of cash margin, is presented in Footnote 3 to the Consolidated Financial Statements (Unaudited), which follows this report.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2008 was (in thousands):

Customers                                                          $362,308
Banks                                                                73,619
Energy companies                                                     82,802
Exchanges                                                            51,196
Other                                                                 1,583
                                                                    -------
Fair value of customer hedge asset derivative contracts, net       $571,508
                                                                    =======

In addition to cash margin, the Company accepts liens against physical commodities as collateral for derivative contracts. The fair value of contracts backed by energy production totaled approximately $221 million. Approximately $67 million of the fair value of derivative contracts are with customers which store or transport energy products. Credit risk of these contracts is backed by physical product and other collateral, including cash margin held by the Company and letters of credit issued by third-party banks for the benefit of the Company.

The largest amount due from a single counterparty, a subsidiary of an international energy company, at September 30, 2008 was $67 million. The amount due from this counterparty decreased to $35 million through receipt of cash margin the next day.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $209 million or 1.65% of outstanding loans and 99% of non-accruing loans at September 30, 2008. The allowance for loan losses was $187 million and the reserve for off-balance sheet credit losses was $22 million. At June 30, 2008, the combined allowance for loan losses and off-balance sheet credit losses was $177 million or 1.41% of outstanding loans and 119% of non-accruing loans.

Net loans charged off during the third quarter of 2008 totaled $20.2 million compared to $39.0 million in the previous quarter and $4.9 million in the third quarter of 2007. The ratio of net loans charged off to average outstanding loans was 0.64% for the third quarter of 2008 compared with 1.26% for the second quarter of 2008 and 0.17% for the third quarter of 2007.

Gross loans charged off in the third quarter of 2008 increased to $33.9 million from $15.2 million in the second quarter of 2008, excluding a $26.0 million SemGroup loan charge-off. Gross loans charged off included $11.4 million of commercial loans, $14.4 million of commercial real estate loans and $5.3 million of consumer loans. Recoveries of loans previously charged off increased to $13.7 million in the third quarter of 2008 from $2.5 million in the previous quarter. We recovered $7.1 million from a loan charged off in 2005 and $4.0 million from a loan charged off in 2001 during the third quarter of 2008.

Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, totaled $3.7 million for the third quarter of 2008, up $774 thousand over the previous quarter. Net charge-offs of indirect auto loans totaled $2.3 million for the third quarter of 2008 and $1.7 million for the second quarter of 2008. Net indirect auto loans charged off were $1.4 million in the Oklahoma market, $668 thousand in the Arkansas market and $239 thousand in the Texas market. Approximately 2.29% of the indirect automobile loan portfolio is past due 30 days or more, including 2.23% in Oklahoma, 2.56% in Arkansas and 2.08% in Texas. At June 30, 2008, approximately 1.95% of the indirect automobile loan portfolio was past due 30 days or more. This compares to a national average of 2.60% for indirect automobile loans past due 30 days or more at June 30, 2008.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 20 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented for comparison with peer banks and others who have not adopted the preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

------------------------------------------------------------------------------------------------------------------------------
Table 20 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 Sept. 30,        June 30,       March 31,       Dec. 31,        Sept. 30,
                                                   2008            2008           2008            2007             2007
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     154,018     $     136,584   $     126,677  $     121,932    $     119,759
   Loans charged off:
      Commercial                                   11,393            33,502           4,244          2,731            3,072
      Commercial real estate                       14,394             2,572           1,602          1,369              339
      Residential mortgage                          2,865             1,068             814            891              394
      Consumer                                      5,274             4,384           4,418          3,939            3,684
------------------------------------------------------------------------------------------------------------------------------
      Total                                        33,926            41,526          11,078          8,930            7,489
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                   11,882               842             435            242            1,172
      Commercial real estate                          175                98              52              2               30
      Residential mortgage                             65               121              58             19               86
      Consumer                                      1,590             1,474           1,676          1,321            1,332
------------------------------------------------------------------------------------------------------------------------------
      Total                                        13,712             2,535           2,221          1,584            2,620
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                              20,214            38,991           8,857          7,346            4,869
Provision for loan losses                          52,712            56,425          18,764         12,091            7,104
Adjustments due to acquisitions                         -                 -               -              -              (62)
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     186,516     $     154,018   $     136,584  $     126,677    $     121,932
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      22,545     $      19,660   $      20,853  $      19,744    $      19,647
Provision for off-balance sheet credit losses          (1)            2,885          (1,193)         1,109               97
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      22,544     $      22,545   $      19,660  $      20,853    $      19,744
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $      52,711     $      59,310   $      17,571  $      13,200    $       7,201
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end                                    1.47%             1.23%           1.11%          1.06%            1.04%
Net charge-offs (annualized)
    to average loans                                 0.64              1.26            0.29           0.25             0.17
Total provision for credit losses (annualized)
    to average loans                                 1.67              1.91            0.58           0.45             0.25
Recoveries to gross charge-offs                     40.42              6.10           20.05          17.74            34.98
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         2.31x             0.99x           3.86x          4.31x            6.26x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.38%             0.36%           0.32%          0.35%            0.33%
Combined reserves for credit losses to loans
    outstanding at period-end                        1.65              1.41            1.27           1.24             1.21
------------------------------------------------------------------------------------------------------------------------------


Specific impairment reserves are determined through evaluation of estimated future cash flows and collateral value. At September 30, 2008, specific impairment reserves totaled $4.0 million on total impaired loans of $201 million. Specific impairment reserves were $11.0 million on total impaired loans of $139 million at June 30, 2008. Approximately $7.5 million of loans impaired at June 30, 2008 were charged off in the third quarter.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The range of nonspecific reserves for general economic factors includes their effect on our commercial, commercial real estate, residential mortgage and consumer loan portfolios. Nonspecific reserves attributed to general economic conditions increased in the third quarter of 2008. Weakness in the economy became more apparent due to disruption in the credit markets, lower consumer confidence and continued weakness in residential real estate markets.

The provision for credit losses totaled $52.7 million for the third quarter of 2008, $59.3 million for the second quarter of 2008 and $7.2 million for the third  quarter of 2007.  The second  quarter of 2008  provision  included  $26.3 million directly related to the Company's loans and loan commitments to SemGroup. Factors considered in determining the provision for credit losses for the third quarter of 2008 included trends in net losses and nonperforming loans, the application of statistical migration factors to loan growth and concentrations in commercial real estate and residential homebuilder loans. In addition, the outstanding balances of potential problem loans increased.

Nonperforming Assets

Non-performing assets totaled $252 million or 1.98% of outstanding loans and repossessed assets at September 30, 2008, up $71 million since June 30, 2008. The increase in non-performing assets included an expected $36 million from amounts due from SemGroup on funded letters of credit and derivative contracts that terminated during the third quarter. Non-performing assets included $9.6 million of restructured residential mortgage loans guaranteed by agencies of the U.S. government and $16 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007. The Company will be reimbursed by the sellers up to $8 million for any losses incurred during a three-year period after the June 2007 acquisition date.

Non-accruing loans totaled $212 million at September 30, 2008 and $149 million at June 30, 2008. Newly identified non-accruing loans totaled $101 million, including $36 million from SemGroup. Cash payment received on non-accruing loans totaled $19 million and $19 million of non-accruing loans were charged-off.

Non-accruing commercial loans totaled $106 million or 1.45% of total commercial loans at September 30, 2008. Approximately $50 million of non-accruing commercial loans are in the energy sector of the portfolio, including $48 million due from SemGroup. This amount represents one-third of our pre-bankruptcy amounts due from SemGroup. In addition, $27 million of non-accruing commercial loans are in the services sector of the loan portfolio. The distribution of non-accruing commercial loans among our various markets included $75 million in Oklahoma, $12 million in Colorado and $10 million in Texas. Non-accruing commercial loans included $21.5 million of shared national credits at September 30, 2008. This represents 1.03% of the outstanding principal balance of shared national credits. The total of non-accruing commercial loans was unchanged during the third quarter of 2008, excluding SemGroup funded letters of credit and derivative contracts.

Non-accruing commercial real estate loans totaled $78 million or 2.88% of outstanding commercial real estate loans at September 30, 2008. Non-accruing commercial real estate loans included $54 million of land and residential lot and construction loans, $13 million of loans secured by retail properties and $3 million of loans secured by office buildings. The distribution of non-accruing commercial real estate loans among our various markets included $51 million in Arizona, $8 million in Texas, $8 million in Colorado and $5 million in New Mexico. Non-accruing commercial real estate loans increased $18 million during the third quarter of 2008.

At September 30, 2008, non-performing assets in the Arizona market totaled $58 million or 9.47% of Arizona loans and repossessed assets, up from $35 million or 5.67% at June 30, 2008. Non-performing land and residential lot and construction properties in Arizona totaled $41 million at September 30, 2008, up from $30 million at June 30, 2008.

Non-accruing residential mortgage loans totaled $27 million or 1.62% of outstanding residential mortgage loans at September 30, 2008. Non-accruing home equity loans totaled $674 thousand or 0.14% of outstanding home equity loans and non-accruing permanent residential mortgage loans totaled $26 million or 2.21% of outstanding permanent residential mortgage loans. The distribution of non-accruing residential mortgage loans among our various markets included $10 million in Texas, $9 million in Oklahoma and $3 million in Arizona. Non-accruing residential mortgage loans increased $9 million during the third quarter of 2008 compared to the previous quarter.

Real estate and other repossessed assets totaled $28 million at September 30, 2008, up from $21 million at June 30, 2008. Real estate and other repossessed assets included $17 million of 1-4 family residential properties and residential land development properties, $5 million of developed commercial real estate properties, $4 million of undeveloped land and $2 million of automobiles. Real estate owned and other repossessed assets are primarily located in Oklahoma, Texas, Arkansas and Colorado. Approximately $2 million of real estate and other repossessed assets are supported by the First United Bank sellers' guaranty.

----------------------------------------------------------------------------------------------------------------------
Table 21 - Nonperforming Assets
(In thousands)
                                                   Sept. 30,      June 30,      March 31,     Dec. 31,     Sept. 30,
                                                     2008           2008          2008         2007          2007
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $   105,757   $    69,679    $    41,966  $    42,981   $    21,168
   Commercial real estate                            78,235        60,456         40,399       25,319        11,355
   Residential mortgage                              27,075        17,861         15,960       15,272        11,469
   Consumer                                             758           611            812          718           705
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                           211,825       148,607         99,137       84,290        44,697
Renegotiated loans (2)                               12,326        11,840         11,850       10,394        10,752
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        224,151       160,447        110,987       94,684        55,449
Other nonperforming assets                           28,088        21,025         15,112        9,475        10,627
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $   252,239   $   181,472    $   126,099  $   104,159   $    66,076
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by principal market:
    Oklahoma                                   $     87,885  $     57,155    $    52,211  $    47,977  $     24,628
    Texas                                            29,141        20,860          8,157        4,983         4,921
    New Mexico                                       12,293         9,838          7,497       11,118         6,542
    Arkansas                                          3,386         2,924          2,866        1,635           843
    Colorado (3)                                     20,980        23,812          8,101        9,222         5,688
    Arizona                                          54,832        33,482         18,811        9,355         2,075
    Kansas / Missouri                                 3,308           536          1,494            -             -
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    211,825  $    148,607    $    99,137  $    84,290  $     44,697
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by loan portfolio sector:
    Commercial:
          Energy                               $     49,839  $     12,342    $       475  $       529  $        536
          Manufacturing                               6,479         6,731          9,274        9,915         8,858
          Wholesale / retail                          7,806         3,735          3,868        3,792         3,850
          Agriculture                                   755           811          1,848          380           540
          Services                                   26,581        30,080         23,849       25,468         5,987
          Healthcare                                  3,300         3,791          2,079        2,301           963
          Other                                      10,997        12,189            573          596           434
----------------------------------------------------------------------------------------------------------------------
               Total commercial                     105,757        69,679         41,966       42,981        21,168
    Commercial real estate:
          Land development and construction          53,624        45,291         29,439       13,466         7,289
          Retail                                     13,011         7,591          5,258        5,259             -
          Office                                      3,022         3,304          1,985        1,013         1,045
          Multifamily                                   896           896          1,906        3,998         1,238
          Industrial                                    390           396              -            -             -
          Other commercial real estate                7,292         2,978          1,811        1,583         1,783
----------------------------------------------------------------------------------------------------------------------
               Total commercial real estate          78,235        60,456         40,399       25,319        11,355
    Residential mortgage:
           Permanent mortgage                        26,401        17,039         15,135       14,541        10,604
           Home equity                                  674           822            825          731           865
----------------------------------------------------------------------------------------------------------------------
                Total residential mortgage           27,075        17,861         15,960       15,272        11,469
    Consumer                                            758           611            812          718           705
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    211,825  $    148,607    $    99,137  $    84,290  $     44,697
----------------------------------------------------------------------------------------------------------------------
Ratios:
Reserve for loan losses to nonperforming loans       83.21%        95.99%        123.06%      133.79%       219.90%
Nonperforming loans to period-end loans               1.77          1.28           0.90         0.79          0.47
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1)                  $    20,213   $    10,683     $   11,266   $    5,575   $     3,986
----------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.       $      1,210  $      1,015    $       788  $     1,017  $      1,806
(2) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.
     These loans have been modified to extend
     payment terms and/or reduce interest             9,604         8,638          8,386        7,550         7,083
     rates to current market.
(3) Includes loans subject to First United
     Bank sellers escrow.                            13,262        11,973          8,101        8,412         4,677
----------------------------------------------------------------------------------------------------------------------


Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $81 million at September 30, 2008 and $40 million at June 30, 2008. The current composition of potential problem loans by primary industry included real estate - $66 million, healthcare - $11 million and services - $4 million. Potential problem real estate loans consisted primarily of loans to residential builders in the Colorado market of $20 million, the Arizona market of $16 million and the Texas market of $16 million.


Deposits

Deposit accounts represent our largest funding source. Average deposits represented approximately 65% of total liabilities and capital for the third quarter of 2008, compared with 62% for the second quarter of 2008 and 67% for the third quarter of 2007. The increase in average deposits relative to other funding sources in the third quarter was due largely to an increase in brokered deposits as the Company changed its mix of funding sources to increase short-term liquidity. Average brokered deposits were $1.0 billion for the third quarter of 2008 and $482 million for the second quarter of 2008.

During the third quarter of 2008, the Company revised the presentation of certain deposit accounts. Previously, demand deposit accounts were shown net of adjustments made to manage its reserve requirements. These adjustments were excluded from the current presentation to provide a more-meaningful presentation of the Company's deposit accounts. All prior periods have been reclassified for a consistent presentation. The reclassification had no effect on total deposits, interest expense, net interest revenue or net interest margin.

Average deposits totaled $14.3 billion for the third quarter of 2008, a $967 million increase over the second quarter of 2008. Average deposits increased $1.3 billion compared with the third quarter of 2007.

Average time deposits increased $716 million over the second quarter of 2008, including a $453 million increase in average brokered deposits. Average time deposits increased $263 million excluding brokered deposits. Time deposits generated through our Wealth Management Division and Oklahoma Corporate Banking Division increased $136 million and $48 million, respectively. Average consumer time deposits increased $18 million in New Mexico and $17 million in Texas.

Average interest-bearing transaction deposit accounts continued to grow in the third quarter of 2008, up $145 million over the second quarter of 2008. Average demand deposits increased $105 million over the second quarter of 2008 due primarily to our commercial energy customers.

Core deposits, which we define as deposits of less than $100,000, excluding public funds and brokered deposits, averaged $6.5 billion for the third quarter of 2008, $6.5 billion for the second quarter of 2008 and $6.6 billion for the third quarter of 2007. Accounts with balances in excess of $100,000 excluding brokered deposit accounts averaged $5.9 billion for the third quarter of 2008, $5.5 billion for the second quarter of 2008 and $5.1 billion for the third quarter of 2007.

The distribution of deposit accounts among our principal markets is shown in Table 22.

---------------------------------------------------------------------------------------------------------------------
Table 22 - Deposits by Principal Market Area
(In thousands)
                                         Sept. 30,       June 30,         March 31,       Dec. 31,        Sept. 30,
                                           2008            2008             2008            2007            2007
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,681,325   $   1,455,997    $   1,464,258   $   1,394,861    $   1,155,820
   Interest-bearing:
     Transaction                         4,151,430       3,997,136        3,659,002       3,477,208        3,035,205
     Savings                                86,900          90,100           88,141          80,467           83,139
     Time                                3,036,297       2,672,401        2,230,110       2,426,822        2,725,992
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                7,274,627       6,759,637        5,977,253       5,984,497        5,844,336
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   8,955,952   $   8,215,634    $   7,441,511   $   7,379,358    $   7,000,156
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $     956,846   $   1,046,651    $     940,141   $   1,035,134    $     863,107
   Interest-bearing:
     Transaction                         1,543,974       1,713,131        1,708,424       1,753,843        1,713,347
     Savings                                32,400          33,207           32,191          34,618           35,310
     Time                                  794,911         723,146          759,892         800,460          893,018
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,371,285       2,469,484        2,500,507       2,588,921        2,641,675
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,328,131   $   3,516,135    $   3,440,648   $   3,624,055    $   3,504,782
                                    ---------------------------------------------------------------------------------

New Mexico:
   Demand                            $     176,477   $     168,621    $     169,449   $     151,231    $     170,175
   Interest-bearing:
     Transaction                           376,941         417,607          425,976         432,919          418,883
     Savings                                16,316          16,432           16,141          15,146           16,437
     Time                                  475,560         445,505          455,861         486,868          512,497
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  868,817         879,544          897,978         934,933          947,817
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,045,294   $   1,048,165    $   1,067,427   $   1,086,164    $   1,117,992
                                    ---------------------------------------------------------------------------------

Arkansas:
   Demand                            $      23,565   $      21,142    $      20,493   $      13,247    $      14,492
   Interest-bearing:
     Transaction                            19,146          24,524           22,091          19,027           18,134
     Savings                                   865             895              945             883              993
     Time                                   47,684          39,305           39,803          40,692           43,401
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   67,695          64,724           62,839          60,602           62,528
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $      91,260   $      85,866    $      83,332   $      73,849    $      77,020
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $     115,677   $     109,697    $      99,584   $     117,939    $      98,914
   Interest-bearing:
     Transaction                           440,888         507,260          529,771         446,427          375,468
     Savings                                19,300          20,245           22,233          23,806           27,143
     Time                                  428,872         423,014          455,262         539,523          608,962
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  889,060         950,519        1,007,266       1,009,756        1,011,573
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,004,737   $   1,060,216    $   1,106,850   $   1,127,695    $   1,110,487
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      45,725   $      49,895    $      46,508   $      46,701    $      46,339
   Interest-bearing:
     Transaction                            64,463          73,034           84,648          65,788           77,567
     Savings                                 1,033           1,233              878           1,435            1,269
     Time                                   14,433           6,364            8,395          11,603           13,314
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   79,929          80,631           93,921          78,826           92,150
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     125,654   $     130,526    $     140,429   $     125,527    $     138,489
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Demand                            $       5,548   $       7,157    $       6,580   $       9,656    $       8,302
   Interest-bearing:
     Transaction                             9,780          10,342            8,754           8,304            2,716
     Savings                                    33              26               92              13               15
     Time                                   19,794          51,649           33,837          24,670           23,119
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                   29,607          62,017           42,683          32,987           25,850
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $      35,155   $      69,174    $      49,263   $      42,643    $      34,152
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  14,586,183   $  14,125,716    $  13,329,460   $  13,459,291    $  12,983,078
                                    ---------------------------------------------------------------------------------

Borrowings and Capital

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants, which provides greater flexibility to fund the needs of BOK Financial and its subsidiaries. The lack of restrictive covenants in this agreement also provides the Company time to maximize the recovery on nonperforming assets. At September 30, 2008, the outstanding balance under this credit agreement was $50 million.

Subsequent to September 30, the U.S. Treasury announced its TARP Capital Purchase Program. The TARP program allows participating banks to increase capital by issuing preferred stock and common stock warrants to the U.S. government. The Company has been encouraged to apply and will make a decision about participating in the TARP program before the November 14, 2008 deadline.

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $128 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $109 million under this policy.

Equity capital for BOK Financial was $1.9 billion at September 30, 2008, down $1.9 million from June 30, 2008. Net income less cash dividend paid increased equity $41.5 million. Accumulated other comprehensive losses increased $41.9 million during the third quarter of 2008 due primarily to an increase in net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $1.8 million.

Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million. The Company repurchased 75,000 shares for $3.3 million in the third quarter of 2008.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 23.

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans). At September 30, 2008, the outstanding balance of federal funds purchased totaled $1.7 billion, securities repurchase agreements totaled $2.0 billion and Federal Home Loan Bank borrowings totaled $991 million.

Subsequent to September 30, 2008, the U.S. Treasury announced its Treasury Liquidity Guarantee Program ("TGLP"). TGLP is intended to improve market liquidity by providing FDIC insurance to certain non-interest bearing transaction deposit accounts, interbank funding and newly issued unsecured debt. The cost of the TGLP ranges from an additional 10 basis points for certain non-interest bearing transaction accounts to an additional 75 basis points on interbank funding

(federal funds purchased) and newly issued unsecured debt.


--------------------------------------------------------------------------------------------------------------------
Table 23 - Capital Ratios                    Sept. 30,       June 30,      March 31,      Dec. 30,      Sept. 30,
                                               2008            2008           2008          2007          2007
                                          --------------------------------------------------------------------------
Average shareholders' equity
  to average assets                            8.83%           9.19%          9.69%          9.48%         9.42%
Tangible capital ratio                         7.16%           7.15%          7.83%          7.72%         7.67%
Risk-based capital:
  Tier 1 capital                               9.25            8.69           9.35           9.38          9.30
  Total capital                               12.55           11.69          12.44          12.54         12.53
Leverage                                       7.94            7.83           8.23           8.20          8.17


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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 24 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Mortgage Banking section of this report.

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


Table 24 - Interest Rate Sensitivity
(Dollars in Thousands)

                                      200 bp Increase                100 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2008         2007            2008          2007             2008         2007
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $(16,405)     $ (6,738)      $    6,644       ***            $  29,639     $(1,745)
                                      (1.1)%        (1.1)%            0.3%      ***                  3.4%       (0.3)%
-------------------------------- --------------- ------------ --- ----------- -------------- -- ----------- ------------
***  A 100 basis  point  decrease  was not  computed  in 2007.  A 200 basis  point decrease in interest rates was expected to increase net interest revenue by
     $1.1 million or 0.2%.


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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.6 million. At September 30, 2008, the VAR was $1.8 million. The greatest value at risk during the third quarter of 2008 was $2.1 million. The value at risk guideline was exceeded with appropriate approvals by management to take advantage of wide yields available on certain securities during the quarter.

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

------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                                2008             2007                2008                2007
                                                             ----------- --- -------------- ---- -------------- ---- --------------
Interest Revenue
Loans                                                     $    181,590    $    232,150        $     561,151      $      669,190
Taxable securities                                              78,030          63,244              226,044             181,061
Tax-exempt securities                                            2,668           3,010                8,009               8,960
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total securities                                             80,698          66,254              234,053             190,021
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Trading                                                            780             388                2,796               1,253
securities
Funds sold and resell agreements                                   290           1,588                1,485               3,177
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest revenue                                      263,358         300,380              799,485             863,641
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Interest Expense
Deposits                                                        69,269         109,496              223,530             309,427
Borrowed funds                                                  24,188          44,273               88,767             131,825
Subordinated debentures                                          5,553           7,166               16,773              19,193
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest expense                                       99,010         160,935              329,070             460,445
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue                                           164,348         139,445              470,415             403,196
Provision for Credit Losses                                     52,711           7,201              129,592              21,521
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Interest Revenue After Provision for Credit Losses         111,637         132,244              340,823             381,675
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Revenue
Brokerage and trading revenue                                   30,846          15,541               19,297              42,140
Transaction card revenue                                        25,632          23,812               74,976              66,913
Trust fees and commissions                                      20,100          19,633               61,836              58,086
Deposit service charges and fees                                30,404          27,885               88,289              79,280
Mortgage banking revenue                                         6,230           5,809               20,645              15,363
Bank-owned life insurance                                        2,829           2,520                7,999               7,444
Margin asset fees                                                1,934           1,061                8,361               2,788
Other revenue                                                    8,691           7,456               22,730              20,254
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Total fees and commissions                                     126,666         103,717              304,133             292,268
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Gain (loss) on sales of assets                                    (839)             42                 (658)                388
Gain (loss) on securities, net                                   2,103           4,748                1,481              (2,077)
Gain on derivatives, net                                         4,366             865                3,518                 753
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating revenue                                  132,296         109,372              308,474             291,332
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Other Operating Expense
Personnel                                                       87,549          85,811              265,252             244,193
Business promotion                                               5,837           5,399               16,253              15,360
Professional fees and services                                   6,501           5,749               19,122              16,586
Net occupancy and equipment                                     15,570          14,752               45,731              41,818
Insurance                                                        2,436             759                8,772               2,174
Data processing and communications                              19,911          18,271               58,327              53,647
Printing, postage and supplies                                   4,035           4,201               12,610              12,349
Net (gains) losses and operating expenses of
   repossessed assets                                             (136)            172                   13                 571
Amortization of intangible assets                                1,884           2,397                5,694               4,976
Mortgage banking costs                                           5,811           3,877               17,545               8,932
Change in fair value of mortgage servicing rights                5,554           3,446                8,083                (451)
Visa retrospective responsibility obligation                     1,700               -               (1,067)                  -
Other expense                                                    7,638           6,184               20,627              17,105
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating expense                                  164,290         151,018              476,962             417,260
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Income Before Taxes                                             79,643          90,598              172,335             255,747
Federal and state income tax                                    22,958          30,750               54,546              89,243
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Net Income                                                $     56,685    $     59,848        $     117,789       $     166,504
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------

Earnings Per Share:
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
   Basic                                                  $       0.84    $       0.89        $        1.75       $        2.48
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
   Diluted                                                $       0.84    $       0.89        $        1.74       $        2.46
------------------------------------------------------- ---- ----------- --- -------------- ---- -------------- ---- --------------
Average Shares Used in Computation:
------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- --------------
   Basic                                                     67,263,317       67,078,378          67,252,296          67,092,549
------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- --------------
   Diluted                                                   67,471,376       67,537,643          67,564,159          67,571,900
------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- --------------
Dividends Declared per Share                             $        0.225   $       0.20       $         0.65       $        0.55
------------------------------------------------------- --- ------------ --- -------------- ---- -------------- ---- --------------
See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                  September 30,     December 31,      September 30,
                                                                      2008             2007               2007
                                                                  --------------------------------------------------
                                                                   (Unaudited)     (Footnote 1)        (Unaudited)
Assets
Cash and due from banks                                        $      669,914    $      717,259    $      565,747
Funds sold and resell agreements                                      105,594           173,154           118,768
Trading securities                                                     92,588            45,724            25,000
Securities:
  Available for sale                                                5,047,524         5,323,001         5,214,837
  Available for sale securities pledged to creditors                1,232,006           327,539           329,397
  Investment (fair value:  September 30, 2008 - $239,688;
    December 31, 2007 - $248,788;
    September 30, 2007 - $246,716)                                    243,617           247,949           250,873
  Mortgage trading securities                                         198,201           154,701           127,222
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                6,721,348         6,053,190         5,922,329
--------------------------------------------------------------------------------------------------------------------
Residential mortgage loans held for sale                              113,121            76,677            73,488
Loans                                                              12,679,970        11,940,570        11,677,676
Less reserve for loan losses                                         (186,516)         (126,677)         (121,932)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            12,493,454        11,813,893        11,555,744
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           267,749           258,786           254,953
Accrued revenue receivable                                            118,096           128,350           129,849
Intangible assets, net                                                363,177           368,353           375,113
Mortgage servicing rights, net                                         68,680            70,009            71,927
Real estate and other repossessed assets                               28,088             9,475            10,627
Bankers' acceptances                                                   23,933             1,780            20,353
Derivative contracts                                                  572,391           502,446           301,311
Cash surrender value of bank-owned life insurance                     234,293           229,540           226,853
Receivable on unsettled securities trades                             169,494            19,964             7,473
Other assets                                                          335,882           199,101           187,670
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   22,377,802    $   20,667,701    $   19,847,205
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    3,005,163    $    2,768,769    $    2,357,149
Interest-bearing deposits:
  Transaction                                                       6,606,622         6,203,516         5,641,320
  Savings                                                             156,847           156,368           164,306
  Time (includes $528,715 at fair value at September 30, 2008)      4,817,551         4,330,638         4,820,303
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   14,586,183        13,459,291        12,983,078
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           3,667,225         3,225,131         3,175,802
Other borrowings                                                    1,077,450         1,027,564           908,711
Subordinated debentures                                               398,372           398,273           398,240
Accrued interest, taxes and expense                                   120,280           124,029           118,275
Bankers' acceptances                                                   23,933             1,780            20,353
Derivative contracts                                                  377,973           341,677           236,882
Other liabilities                                                     185,883           154,572           137,301
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         20,437,299        18,732,317        17,978,642
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000
  shares authorized; shares issued and outstanding:
  September 30, 2008 - 69,838,173; December 31, 2007 -
  69,465,154; September 30, 2007 - 69,092,403)                              4                 4                 4
Capital surplus                                                       740,578           722,088           706,927
Retained earnings                                                   1,406,971         1,332,954         1,295,233
Treasury stock (shares at cost:  September 30, 2008 -
  2,404,336; December 31, 2007 - 2,158,774;
  September 30, 2007 - 2,029,886)                                    (100,801)          (88,428)          (81,619)
Accumulated other comprehensive loss                                 (106,249)          (31,234)          (51,982)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,940,503         1,935,384         1,868,563
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity            $   22,377,802    $   20,667,701    $   19,847,205
--------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in
Shareholders' Equity (Unaudited)
(In Thousands)
                                          Accumulated
                                            Other
                           Common Stock Comprehensive           Retained    Treasury Stock
                                                       Capital
                       -----------------                                  ---------------------
                         Shares   Amount     Loss      Surplus  Earnings   Shares     Amount      Total
                       -----------------------------------------------------------------------------------
Balances at
  December 31, 2006      68,705   $   4  $ (73,444) $ 688,861 $1,166,994   1,637   $ (61,393) $1,721,022
Effect of implementing
   FAS 157, net of
   income taxes               -        -          -         -       (679)      -          -         (679)
 Effect of implementing
   FIN 48                     -        -         -          -       (609)      -          -         (609)
Comprehensive income:
  Net income                  -        -         -           -   166,504       -          -      166,504
  Other comprehensive
     income, net of tax (1)   -        -     21,462          -         -       -          -       21,462
                                                                                                ----------
    Comprehensive income                                                                         187,966
                                                                                                ----------
Treasury stock purchase       -        -         -           -         -     306    (15,583)     (15,583)
Exercise of stock options   387        -         -      11,443         -      87     (4,643)       6,800
Tax benefit on exercise
  of stock options            -        -         -       1,562         -       -          -        1,562
Stock-based compensation      -        -         -       5,061         -       -          -        5,061
Cash dividends on
  common stock                -        -         -          -    (36,977)      -          -      (36,977)
----------------------------------------------------------------------------------------------------------

Balances at
    September 30, 2007   69,092   $    4   $(51,982) $ 706,927 $1,295,233  2,030    $(81,619)  $1,868,563
----------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2007      69,465   $    4  $ (31,234) $ 722,088 $1,332,954  2,159    $(88,428)  $1,935,384
Effect of
   implementing FAS 159,
   net of income taxes        -        -          -         -         62       -         -            62
Comprehensive income:
   Net income                 -        -          -         -    117,789       -         -       117,789
   Other comprehensive
     income, net of tax (1)   -        -    (75,015)        -          -       -         -       (75,015)
                                                                                                -----------
    Comprehensive income                                                                          42,774
                                                                                                -----------
Treasury stock purchase       -        -          -          -         -     166    (7,992)       (7,992)
Exercise of stock options   373        -          -     11,359         -      79    (4,381)        6,978
Tax benefit on exercise
   of stock options           -        -          -      1,004         -       -         -         1,004
Stock-based compensation      -        -          -      6,127         -       -         -         6,127
Cash dividends on
   common stock               -        -          -         -    (43,834)      -         -       (43,834)
----------------------------------------------------------------------------------------------------------

Balances at
    September 30, 2008   69,838   $    4  $(106,249) $ 740,578 $1,406,971  2,404 $(100,801)   $1,940,503
----------------------------------------------------------------------------------------------------------

(1)                                              September 30, 2008  September 30, 2007
                                                ------------------- --------------------
Changes in other comprehensive loss:
  Unrealized gains (losses) on securities            $(103,510)          $ 29,224
  Unrealized gains on cash flow hedges                     216              1,188
  Tax benefit (expense) on unrealized gains (losses)    29,776            (10,322)
  Reclassification adjustment for (gains)
    losses realized and included in net income          (2,103)             2,077
  Reclassification adjustment for tax
    expense (benefit) on realized (gains) losses           606               (705)
                                                ------------------------------------
Net change in other comprehensive loss               $ (75,015)          $ 21,462
                                                ------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                      Nine Months Ended September 30,
                                                                              ---------------------------------------------
                                                                                      2008                      2007
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $    117,789            $    166,504
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                        129,592                  21,521
  Change in fair value of mortgage servicing rights                                    8,083                    (451)
  Unrealized losses (gains) from derivatives                                          71,258                 (15,337)
  Tax benefit on exercise of stock options                                            (1,004)                 (1,562)
  Change in bank-owned life insurance                                                 (4,753)                (14,623)
  Stock-based compensation                                                             5,097                   6,684
  Depreciation and amortization                                                       38,749                  31,325
  Net (accretion) amortization of securities discounts and premiums                  (12,200)                   (690)
  Net (gain) loss on sale of assets                                                   (9,334)                 (9,955)
  Mortgage loans originated for resale                                              (902,186)               (734,919)
  Proceeds from sale of mortgage loans held for resale                               879,728                 692,470
  Change in trading securities, including mortgage trading securities                (89,485)                 48,782
  Change in accrued revenue receivable                                                10,254                 (31,037)
  Change in other assets                                                             (58,373)                 67,800
  Change in accrued interest, taxes and expense                                       (3,749)                 13,523
  Change in other liabilities                                                         38,630                 (65,710)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            218,096                 174,325
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   68,708                  90,355
  Proceeds from maturities of available for sale securities                          706,594                 847,662
  Purchases of investment securities                                                 (65,506)                (92,648)
  Purchases of available for sale securities                                      (3,593,515)             (2,224,574)
  Proceeds from sales of investment securities                                           982                       -
  Proceeds from sales of available for sale securities                             2,158,216                 548,025
  Loans originated or acquired net of principal collected                           (841,462)               (619,518)
  Proceeds from derivative asset contracts                                            53,779                 (36,372)
  Net change in other investment assets                                                   35                      69
  Proceeds from disposition of assets                                                 37,174                  44,475
  Purchases of assets                                                                (65,202)                (61,643)
  Cash and equivalents of subsidiaries and branches acquired and sold, net                 -                 (47,258)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           (1,540,197)             (1,551,427)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts           639,979                (105,266)
  Net change in time deposits                                                        494,609                 198,580
  Net change in other borrowings                                                     491,980               1,132,911
  Payments on derivative liability contracts                                        (140,428)                 52,670
  Net change in derivative margin accounts                                           (85,570)                 37,157
  Change in amount receivable (due) on unsettled security transactions              (149,530)               (106,181)
  Issuance of common and treasury stock, net                                           6,978                   6,800
  Issuance of subordinated debenture, net                                                  -                 248,618
  Pay down of subordinated debentures                                                      -                (150,000)
  Tax benefit on exercise of stock options                                             1,004                   1,562
  Repurchase of common stock                                                          (7,992)                (15,583)
  Dividends paid                                                                     (43,834)                (36,977)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,207,196               1,264,291
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (114,905)               (112,811)
Cash and cash equivalents at beginning of period                                     890,413                 797,326
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    775,508            $    684,515
---------------------------------------------------------------------------------------------------------------------------


Cash paid for interest                                                          $    329,982            $    447,605
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     80,441            $     84,561
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $     25,532            $      6,585
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

Previously, the Company had reported residential loans held for sale by its mortgage banking division as part of its loan portfolio. These loans are now reported separately on the consolidated balance sheet.

The Company revised the presentation of certain deposit accounts. Previously, demand deposit accounts were shown net of adjustments made to manage its reserve requirements. These adjustments were excluded from the current presentation to provide a more meaningful presentation of the Company's deposit accounts. This reclassification had no effect on total deposits, interest expense, net interest revenue or net interest margin.

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

As of January 1, 2008, the Company adopted Financial Accounting Standards Board Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities at September 30, 2008 was reduced by $19 million and $217 million, respectively, of cash collateral.

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


(2) Fair Value Measurements

Fair value measurements as of September 30, 2008 are as follows (in thousands):


                                                           Quoted Prices
                                                             in Active      Significant
                                                            Markets for        Other         Significant
                                                             Identical       Observable     Unobservable
                                                  Total    Instruments         Inputs          Inputs
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                           $92,588    $      10,336        $82,252
    Available for sale securities              6,279,530           55,079      6,224,451
    Mortgage trading securities                  198,201                         198,201
    Mortgage servicing rights                     68,680                                       68,680  (1)
    Derivative contracts                         572,391                        572,391

   Liabilities:
    Certificates of deposit                      528,715                        528,715
    Derivative contracts                         377,973                        377,973


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

At June 30, 2008, the fair value of derivative contracts with SemGroup LP of $36.6 million was largely based on significant unobservable inputs. On July 22, 2008, SemGroup and 24 related entities filed for bankruptcy protection. BOK Financial assessed a range of values for the derivative contracts with SemGroup using information currently available, including information provided by a nationally recognized financial advisor to SemGroup. During the third quarter of 2008, the fair value of these contracts decreased by $4.6 million. The decrease in fair value, which was based largely on significant unobservable inputs and changes in energy prices during the quarter, was recognized as a reduction of fees and commissions revenue. All derivative contracts with SemGroup either expired or were terminated during the third quarter. The fair value of amounts due from SemGroup under these contracts totaled $32.0 million. This amount is included in outstanding commercial loans at September 30, 2008.

No significant fair value measurements of significant assets or liabilities measured on a non-recurring basis were made during the first three quarters of 2008. Assets measured on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, real property and other assets acquired to satisfy loans, which are based primarily on comparisons of completed sales of similar assets, and goodwill, which is based on significant unobservable inputs.

Certain certificates of deposit were designated as carried at fair value as permitted by FAS 159. These certificates have been converted from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At September 30, 2008, the fair value and contractual principal amount of these certificates was $529 million and $537 million, respectively. Change in the fair value of these certificates of deposit resulted in an unrealized gain during the third quarter and first three quarters of 2008 of $7.1 million and $7.7 million, respectively, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.

(3) Derivatives

The fair values of derivative contracts at September 30, 2008 are as follows (in thousands):

                                                  Assets      Liabilities
                                              ----------- --- ------------
   Customer Risk Management Programs:
         Interest rate contracts                 $96,364         $77,549
         Energy contracts                        433,438         453,248
         Agriculture contracts                     3,534           3,273
         Foreign exchange contracts               53,019          53,019
         CD options                                3,947           3,947
--------------------------------------------- ----------- --- ------------
   Fair value before cash collateral             590,302         591,036
       Less:  cash collateral                    (18,794)       (216,912)
--------------------------------------------- ----------- --- ------------
     Total Customer Derivatives                  571,508         374,124

   Interest Rate Risk Management Programs            883           3,849
--------------------------------------------- ----------- --- ------------
     Total Derivative Contracts               $  572,391        $377,973
--------------------------------------------- ----------- --- ------------


As of January 1, 2008, the Company adopted Financial Accounting Standards Board Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities at September 30, 2008 were reduced by $19 million and $217 million, respectively, of cash collateral.

(4) Mortgage Banking Activities

At September 30, 2008, BOK Financial owned the rights to service 57,970 mortgage loans with outstanding principal balances of $5.8 billion, including $709 million serviced for affiliates. The weighted average interest rate and remaining term was 6.16% and 283 months, respectively.

For the three and nine months ended September 30, 2008, mortgage banking revenue includes servicing fee income of $4.4 million and $13.0 million, respectively. For the three and nine months ended September 30, 2007, mortgage banking revenue includes servicing fee income of $4.2 million and $12.7 million, respectively.

Activity  in  capitalized   mortgage  servicing  rights  and  related  valuation
allowance during the nine months ending September 30, 2008 is as follows (in thousands):

                                                Capitalized Mortgage Servicing Rights
                                             ------------------------------------------
                                                Purchased     Originated      Total
                                             --------------- ------------ -------------
Balance at December 31, 2007                 $    13,906   $    56,103   $    70,009
Additions, net                                         -        15,406        15,406
Change in fair value due to loan runoff           (1,719)       (6,933)       (8,652)
Change in fair value due to market changes        (1,063)       (7,020)       (8,083)
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at September 30, 2008                $    11,124   $    57,556   $    68,680
-------------------------------------------- -- ---------- -- ---------- -- -----------

Changes in the fair value of mortgage servicing rights are included in Other Operating Expense in the Consolidated Statements of Earnings (Unaudited). Changes in fair value due to loan runoff are included in mortgage banking costs. Changes in fair value due to market changes are reported separately. Changes in fair value due to market changes during the period relate to assets held at the reporting date.

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:


                                                          September 30, 2008       December 31, 2007
                                                        ---------------------     --------------------

Discount rate - risk-free rate plus a market premium              9.89%                   10.02%
-------------

Prepayment rate - based upon loan interest rate,
---------------
  original term and loan type                                 5.5% - 15.4%              6.8% - 15.2%

Loan servicing costs - annually per loan based upon
--------------------
  loan type                                                     $43 - $73                $43 - $70

Escrow earnings rate - indexed to rates paid on deposit
--------------------
  accounts with comparable average life                         3.83%                     5.01%


Stratification  of  the  mortgage  loan  servicing   portfolio  and  outstanding
principal of loans serviced by interest rate at September 30, 2008 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Fair value                                      $ 12,244        $ 39,296          $ 14,437      $ 2,703    $   68,680
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)    $ 950,900     $ 2,892,500    $    1,061,600     $178,000    $5,083,000
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $709 million for loans serviced for affiliates and $36 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(5)  Disposal of Available for Sale Securities

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                         Nine Months Ended September 30,
                                      -------------------------------------
                                          2008                   2007
                                      --------------        ---------------
Proceeds                           $    2,158,216        $      548,025
Gross realized gains                       12,763                 2,169
Gross realized losses                      (8,623)               (2,473)
Related federal and state income
   tax expense (benefit)                    1,310                  (106)


(6) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized no periodic pension cost and made no Pension Plan contributions during the nine months ended September 30, 2008 and September 30, 2007.

Management has been advised that no minimum contribution will be required for 2008. The maximum allowable contribution for 2008 has not yet been determined.


(7) Shareholders' Equity

On October 28, 2008, the Board of Directors of BOK Financial Corporation approved a $0.225 per share quarterly common stock dividend. The quarterly dividend will be payable on December 2, 2008 to shareholders of record on November 14, 2008.

Dividends declared during the three and nine month periods ended September 30, 2008 were $0.225 per share and $0.65 per share, respectively. Dividends declared during the three and nine month periods ended September 30, 2007 were $0.20 per share and $0.55 per share, respectively.

(8)  Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share data):

                                                              Three Months Ended        Nine Months Ended
                                                          -----------------------------------------------------
                                                            Sept. 30,   Sept. 30,       Sept. 30,   Sept. 30,
                                                              2008        2007           2008         2007
                                                          -----------------------------------------------------
Numerator:
   Net income                                               $  56,685    $  59,848   $  117,789   $  166,504
---------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted
     average shares                                        67,263,317   67,078,378   67,252,296   67,092,549
   Effect of dilutive potential common shares:
     Employee stock compensation plans (1)                    208,059      459,265      311,863      479,351
---------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions         67,471,376   67,537,643   67,564,159   67,571,900
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                             $    0.84     $   0.89    $    1.75    $    2.48
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                           $    0.84     $   0.89    $    1.74    $    2.46
---------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise
    prices greater than current market price.               2,892,091      830,479    1,149,905      817,616


(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2008 is as follows (in thousands):

                                                 Net            Other            Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      404,965  $      310,142  $      463,319   $     116,719  $   22,870,561
Unallocated items:
   Tax-equivalent adjustment                        6,165               -               -           6,165               -
   Funds management and other                      59,285          (6,667)         13,643         (5,095)      (1,487,382)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      470,415  $      303,475  $      476,962   $     117,789  $   21,383,179
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2008 is as follows (in thousands):

                                                 Net            Other            Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      138,253  $      136,850  $      159,682   $      60,059  $   22,987,156
Unallocated items:
   Tax-equivalent adjustment                        1,927               -               -           1,927               -
   Funds management and other                      24,168         (11,023)          4,608         (5,301)      (1,165,993)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      164,348  $      125,827  $      164,290   $      56,685  $   21,821,163
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2007 is as follows (in thousands):

                                                 Net             Other          Other
                                               Interest        Operating       Operating          Net          Average
                                                Revenue       Revenue(1)        Expense          Income         Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      412,223  $      297,141  $      406,108   $     178,302  $   19,803,536
Unallocated items:
   Tax-equivalent adjustment                        6,618               -               -           6,618               -
   Funds management and other                     (15,645)         (4,485)         11,152        (18,416)      (1,142,969)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      403,196  $      292,656  $      417,260   $     166,504  $   18,660,567
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2007 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      139,944  $      106,489  $      150,033   $      59,431  $   20,663,938
Unallocated items:
   Tax-equivalent adjustment                        2,464               -               -           2,464               -
   Funds management and other                      (2,963)         (2,730)            985         (2,047)      (1,327,563)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      139,445  $      103,759  $      151,018   $      59,848  $   19,336,375
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


 (10)  Commitments and Contingent Liabilities

In September 2006, BISYS settled the SEC's two-year investigation of BISYS Fund Services Ohio, Inc. ("BISYS") marketing assistance agreements with 27 different families of mutual funds, including a BISYS marketing arrangement with AXIA, which had been terminated effective January 1, 2004. In the SEC settlement, BISYS consented to an order in which the SEC determined that BISYS had "willfully aided and abetted and caused" the 27 investment advisors to (i) violate provisions of the Investment Advisors Act of 1940 that prohibit fraudulent conduct; (ii) violate provisions of the 1940 Act that prohibit the making of any untrue statement of a material fact in a registration statement filed by the mutual fund with the SEC, and (iii) violate provisions of the 1940 Act that require the disclosure and inclusion of all distribution arrangements and expenses in the fund's 12b-1 fee plan ("the SEC BYSIS Order"). AXIA was one of the 27 advisors and the AP Funds one of the 27 mutual fund families to which the SEC referred in its BISYS Order. On October 10, 2006, the Examinations Division of the Securities and Exchange Commission (the "SEC") conducted an examination of AXIA. The examination was concluded in July 2007 with no action taken by the Examinations Division. In August 2007, AXIA settled all claims relating to the BISYS marketing arrangements with the AP Funds for $2.2 million and the AP Funds regard the matter as fully concluded. The settlement with the AP Funds is not binding on the SEC.

On April 7, 2008, AXIA and its parent, BOK, received a Wells notice from the regional office of the SEC in Los Angeles indicating that the staff is considering recommending that the SEC bring a civil injunctive action against AXIA and BOK for violations of Section 17(a) of the Securities Act of 1955,
Section 10(b) of the Securities Exchange Act of 1934, Sections 206(1) and (2) of the Investment Advisors Act of 1940, and Sections 12(b) and 34(b) of the Investment Company Act of 1940. BOK and AXIA have been cooperating fully with the SEC in connection with these matters that arose prior to December 31, 2003. BOK and AXIA are not bound by the SEC BISYS Order and disagree with the SEC position as it relates to BOK and AXIA. On May 27, 2008, BOK and AXIA responded to the Wells notice denying the SEC position. On June 26, 2008, BOK and AXIA representatives met with SEC Staff at which time the SEC Staff advised that the Staff had not determined whether to recommend any action to the Commission. On September 25, 2008, The SEC Staff requested, and BOK and AXIA agreed to, a tolling agreement for any action the SEC might take until January 15, 2009. Nothing further has occurred as of the time of this filing.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company's share of Visa's covered litigation liabilities. Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering in the first quarter of 2008. BOK Financial recognized a receivable for its proportionate share of this escrow account which equals the contingent liability previously recognized.

Subsequent to the third quarter of 2008, Visa announced an agreement to settle covered litigation with Discover Financial Services for approximately $1.8 billion. BOK Financial recognized an additional contingent liability of $1.7 million for its proportionate share of this settlement in the third quarter of 2008. This additional liability is expected to be offset in future periods as additional funds are provided to the escrow account.

BOK Financial received 410,562 Visa Class B shares as part of Visa's initial public offering in the first quarter of 2008. A partial redemption of Class B shares was completed and the Company received $6.8 million in cash in exchange for 158,725 Class B shares. The remaining 251,837 Class B shares are convertible into Visa Class A shares at the later of three years after the date of Visa's initial public offering or the final settlement of all covered litigation. The current exchange rate is approximately 0.71 Class A shares for each Class B share. However, the Company's Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, under currently issued accounting guidance, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

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

(11) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                               ------------------------------------------------
                                   2008        2007        2008       2007
                               ------------------------------------------------
  Amount:
    Federal statutory tax       $  27,875   $  31,709   $  60,317   $  89,511
    Tax exempt revenue             (1,062)     (1,042)     (3,186)     (3,125)
    Effect of state income
      taxes, net of federal
      benefit                       1,241       1,649       2,828       4,684
    Utilization of tax credits       (297)       (284)       (890)       (852)
    Bank-owned life insurance        (987)       (844)     (2,961)     (2,531)
    Other, net                     (3,812)       (438)     (1,562)      1,556
 ------------------------------------------------------------------------------
      Total                     $  22,958   $  30,750   $  54,546   $  89,243
 ------------------------------------------------------------------------------


                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                               ------------------------------------------------
                                   2008        2007        2008       2007
                               ------------------------------------------------
 Percent of pretax income:
    Federal statutory tax            35%        35%          35%        35%
    Tax exempt revenue               (1)        (1)          (2)        (1)
    Effect of state income
      taxes, net of federal
      benefit                         2          2            2          2
    Bank-owned life insurance        (1)        (1)          (2)        (1)
    Other, net                       (6)        (1)          (1)         -
 ------------------------------------------------------------------------------
       Total                          29%        34%          32%        35%
 ------------------------------------------------------------------------------


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

As of September 30, 2008, outstanding commitments and letters of credit were as follows (in thousands):

                                             September 30,
                                                2008
                                            --------------
Commitments to extend credit                $ 5,340,615
Standby letters of credit                       600,689
Commercial letters of credit                     20,793


(13) Related Parties

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants. The outstanding balance at September 30, 2008 was $50 million. This credit agreement matures on December 2, 2010.

-------------------------------------------------------------------------------------------------------------------------------
Nine Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Nine Months Ended
                                          -------------------------------------------------------------------------------------
                                                      September 30, 2008                          September 30, 2007
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   5,903,319   $   226,044       5.09%     $   5,008,824   $   181,401      4.88%
  Tax-exempt securities (3)                     259,507        12,520       6.49            346,261        14,204      5.69
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      6,162,826       238,564       5.15          5,355,085       195,605      4.92
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             71,792         3,637       6.77             28,955         1,459      6.74
  Funds sold and resell agreements               77,688         1,485       2.55             74,838         3,177      5.68
  Loans (2)                                  12,474,755       561,964       6.02         11,316,638       670,018      7.92
     Less reserve for loan losses               153,372             -       -               118,216             -      -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,321,383       561,964       6.09         11,198,422       670,018      8.00
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 18,633,689       805,650       5.77         16,657,300       870,259      7.00
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,749,490                                   2,003,267
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  21,383,179                               $  18,660,567
-------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,418,290        98,242       2.04%     $   5,389,967       145,259      3.60%
  Savings deposits                              158,872           533       0.45            167,603         1,151      0.92
  Time deposits                               4,366,120       124,755       3.82          4,576,805       163,017      4.76
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        10,943,282       223,530       2.73         10,134,375       309,427      4.08
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 3,084,312        54,082       2.34          2,623,561        99,178      5.05
  Other borrowings                            1,665,046        34,685       2.78            805,802        32,647      5.42
  Subordinated debentures                       398,313        16,773       5.63            394,019        19,193      6.51
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,090,953       329,070       2.73         13,957,757       460,445      4.41
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             2,605,971                                   2,342,235
  Other liabilities                             720,886                                     575,892
  Shareholders' equity                        1,965,369                                   1,784,683
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
     equity                               $  21,383,179                               $  18,660,567
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                     476,580       3.04%                         409,814      2.59%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                  3.41                                       3.30
     Less tax-equivalent adjustment (1)                         6,165                                       6,618
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          470,415                                     403,196
Provision for credit losses                                   129,592                                      21,521
Other operating revenue                                       308,474                                     291,332
Other operating expense                                       476,962                                     417,260
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           172,335                                     255,747
Federal and state income tax                                   54,546                                      89,243
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   117,789                                 $   166,504
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $      1.75                                 $      2.48
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      1.74                                 $      2.46
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

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                      September 30, 2008                            June 30, 2008
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   6,056,909   $    78,030       5.09%    $   6,026,769   $    75,959       5.08%
  Tax-exempt securities (3)                     254,803         4,166       6.64           259,410         4,165       6.46
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      6,311,712        82,196       5.15         6,286,179        80,124       5.14
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             66,419           937       5.61            74,058         1,267       6.88
  Funds sold and resell agreements               79,862           290       1.44            72,444           355       1.97
  Loans (2)                                  12,713,356       181,862       5.69        12,527,011       180,424       5.79
    Less reserve for loan losses                182,844             -         -            145,524             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,530,512       181,862       5.77        12,381,487       180,424       5.86
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 18,988,505       265,285       5.55        18,814,168       262,170       5.61
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,832,658                                  2,794,132
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  21,821,163                              $  21,608,300
------------------------------------------------------------------------------------------------------------------------------

Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,565,935   $    28,312       1.72%    $   6,420,291   $    27,755       1.74%
  Savings deposits                              159,856           147       0.37           159,798           148       0.37
  Time deposits                               4,792,366        40,810       3.39         4,076,167        38,211       3.77
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,518,157        69,269       2.39        10,656,256        66,114       2.50
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                3,061,186        15,253       1.98         3,126,110        15,180       1.95
  Other borrowings                            1,390,233         8,935       2.56         2,267,076        14,032       2.49
  Subordinated debentures                       398,361         5,553       5.55           398,336         5,821       5.88
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,367,937        99,010       2.41        16,447,778       101,147       2.47
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             2,739,209                                  2,634,038
  Other liabilities                             787,420                                    541,693
  Shareholders' equity                        1,926,597                                  1,984,791
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    equity                                $  21,821,163                              $  21,608,300
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    166,275       3.14%                    $    161,023        3.14%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.48                                         3.44
   Less tax-equivalent adjustment (1)                           1,927                                      2,084
------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          164,348                                    158,939
Provision for credit losses                                    52,711                                     59,310
Other operating revenue                                       132,296                                     55,616
Other operating expense                                       164,290                                    159,268
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                     79,643                                     (4,023)
Federal and state income tax                                   22,958                                     (2,862)
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                         $    56,685                                $    (1,161)
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income (loss):
    Basic                                                 $      0.84                                $     (0.02)
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.84                                $     (0.02)
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

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2008                         December 31, 2007                      September 30, 2007
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   5,624,430  $    72,055       5.11%  $   5,633,173   $    68,670       4.86% $   5,206,482  $    62,531       4.84%
        264,398        4,189       6.38         328,900         5,990       7.19        360,710        5,820       6.44
-------------------------------------------------------------------------------------------------------------------------
      5,888,828       76,244       5.17       5,962,073        74,660       4.99      5,567,192       68,351       4.95
-------------------------------------------------------------------------------------------------------------------------
         74,957        1,433       7.69          29,303           489       6.62         24,413          459       7.46
         80,735          840       4.18          86,948         1,303       5.95        101,281        1,588       6.22
     12,181,279      199,678       6.59      11,806,242       223,146       7.50     11,709,638      232,446       7.88
        131,709            -         -          125,996             -         -         123,059            -         -
-------------------------------------------------------------------------------------------------------------------------
     12,049,570      199,678       6.66      11,680,246       223,146       7.58     11,586,579      232,446       7.96
-------------------------------------------------------------------------------------------------------------------------
     18,094,090      278,195       6.17      17,758,570       299,598       6.70     17,279,465      302,844       6.99
-------------------------------------------------------------------------------------------------------------------------
      2,402,963                               2,224,045                               2,056,910
-------------------------------------------------------------------------------------------------------------------------
  $  20,497,053                           $  19,982,615                           $  19,336,375
-------------------------------------------------------------------------------------------------------------------------


  $   6,267,021  $    42,175       2.71%  $   5,861,544   $    49,358       3.34% $   5,593,043  $    50,650       3.59%
        156,953          238       0.61         160,170           348       0.86        200,362          410       0.81
      4,225,141       45,734       4.35       4,544,802        53,613       4.68      4,798,812       58,436       4.83
-------------------------------------------------------------------------------------------------------------------------
     10,649,115       88,147       3.33      10,566,516       103,319       3.88     10,592,217      109,496       4.10
-------------------------------------------------------------------------------------------------------------------------

      3,061,783       23,649       3.11       3,158,153        35,169       4.42      2,603,372       32,484       4.95
      1,340,846       11,718       3.51         936,353        11,611       4.92        880,894       11,789       5.31
        398,241        5,399       5.45         398,109         5,708       5.69        471,458        7,166       6.03
-------------------------------------------------------------------------------------------------------------------------
     15,449,985      128,913       3.36      15,059,131       155,807       4.10     14,547,941      160,935       4.39
-------------------------------------------------------------------------------------------------------------------------
      2,443,201                               2,448,011                               2,390,293
        618,721                                 580,574                                 577,161
      1,985,146                               1,894,899                               1,820,980
-------------------------------------------------------------------------------------------------------------------------
  $  20,497,053                           $  19,982,615                           $  19,336,375
-------------------------------------------------------------------------------------------------------------------------
                 $    149,282      2.81%                  $    143,791      2.60%                $    141,909      2.60%
                                                                                      3.05

                                   3.31                                     3.22                                   3.27
                       2,154                                    2,502                                  2,464
-------------------------------------------------------------------------------------------------------------------------
                     147,128                                  141,289                                139,445
                      17,571                                   13,200                                  7,201
                     120,562                                  107,316                                109,372
                     153,404                                  157,727                                151,018
-------------------------------------------------------------------------------------------------------------------------
                      96,715                                   77,678                                 90,598
                      34,450                                   26,518                                 30,750
-------------------------------------------------------------------------------------------------------------------------
                 $    62,265                              $    51,160                            $    59,848
-------------------------------------------------------------------------------------------------------------------------


                 $      0.93                              $      0.76                            $      0.89
-------------------------------------------------------------------------------------------------------------------------
                 $      0.92                              $      0.76                            $      0.89
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 1. Legal Proceedings

     See discussion of legal proceedings at footnote 10 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2008.


------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
      Period               Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

July 1, 2008 to                75,000         $44.49                    75,000                            1,215,927
July 31, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                                                                             -
August 1, 2008 to               2,254         $42.15                                                      1,215,927
August 31, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                                                                             -
September 1, 2008 to            3,939         $57.00                                                      1,215,927
September 30, 2008
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

Total                          81,193                                   75,000
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of September 30, 2008, the Company had repurchased 784,073 shares under the new plan.

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


                                          BOK FINANCIAL CORPORATION
                                          (Registrant)



Date:         November 3, 2008            /s/ Steven E. Nell
        -------------------------------   ------------------------------------
                                          Steven E. Nell
                                          Executive Vice President and
                                          Chief Financial Officer


                                          /s/ John C. Morrow
                                          ------------------------------------
                                          John C. Morrow
                                          Senior Vice President and
                                          Chief Accounting Officer