Form 10-K
period 2008-12-31
BOK FINANCIAL CORP ET AL
filed 2009-02-27
CIK 875357

As filed with the Securities and Exchange Commission on February 27, 2009
 ==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                           Commission File No. 0-19341

                            BOK FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Oklahoma                                    73-1373454
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)


         Bank of Oklahoma Tower
              P.O. Box 2300
             Tulsa, Oklahoma                                   74192
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $1,196,113,935 (based on the June 30, 2008 closing price of Common Stock of $53.45 per share). As of January 31, 2009, there were 67,482,730 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part  III   incorporates   certain   information   by  reference  from  the
Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

===============================================================================

START HERE
                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX
ITEM                                                                      PAGE

                                     PART I
1. Business                                                                 1

1A. Risk Factors                                                            6

1B. Unresolved Staff Comments                                               9

2. Properties                                                               9

3. Legal Proceedings                                                        9

4. Submission of Matters to a Vote of Security Holders                      9

                                     PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and
   Issuer Purchases of Equity Securities                                    9

6. Selected Financial Data                                                 11

7. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               12

7A.Quantitative and Qualitative Disclosures About Market Risk              55

8. Financial Statements and Supplementary Data                             58

9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure                                                   110

9A. Controls and Procedures                                               110

9B. Other Information                                                     110

                                    PART III

10. Directors, Executive Officers and Corporate Governance                111

11. Executive Compensation                                                111

12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters                                           111

13. Certain Relationships and Related Transactions, and Director
    Independence                                                          111

14. Principal Accountant Fees and Services                                111

                                     PART IV

15. Exhibits, Financial Statement Schedules                               111

    Signatures                                                            118

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

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Missouri / Kansas. We are currently exploring opportunities for further growth in our regional markets.

Our primary focus is to provide a broad range of financial products and services, including loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Our revenue sources are diversified. Approximately 39% of our 2008 revenue came from commissions and fees.

Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities.

Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making for each of our bank subsidiaries. We also consider acquisitions of distressed financial institutions in selected markets when opportunities become available.

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

                               Operating Segments

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Our principal lines of business have been re-defined from the previous year to better present the Company's organization as it has grown in markets outside of Oklahoma. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund electronic funds network. Consumer banking includes retail lending and deposit services, all mortgage banking activities and our indirect automobile lending products. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 18 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

                                   Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2008.

BOk is the largest banking subsidiary of BOK Financial and has the largest market share in Oklahoma with 12% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 24% and 11% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. BOk also competes with regional and locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Through other subsidiary banks, BOK Financial competes in Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, Northwest Arkansas, and Kansas City, Missouri / Kansas. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and 1% in the Houston area. Bank of Albuquerque has a number 4 market share position with 10% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arizona operates as a community bank with locations in Phoenix, Scottsdale and Tucson. Bank of Arkansas serves Benton and Washington counties in Arkansas, and Bank of Kansas City serves the Kansas City market. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                    Employees

As of December 31, 2008, BOK Financial and its subsidiaries employed 4,300 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

Proposals to change laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before bank regulatory agencies. It is generally probable that laws and regulations affecting banks will increase and become more restrictive in the current economic environment. The likelihood and timing of any specific new proposals or legislation and the impact they might have on the Company and its subsidiaries cannot be predicted at this time.

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

The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2008, BOK Financial's Tier 1 and total capital ratios under these guidelines were 9.40% and 12.81%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2008 was 7.89%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2008.

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

BOK Financial is not an internationally active banking organization and has not made a determination as to whether or when it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective. Recent U.S. bank regulatory proposals indicate that the U.S. banking system will permit adoption of a "standardized" approach for Basel II in lieu of the 1-A proposal for non-core Basel II institutions. BOK Financial does not anticipate any 2009 developments on the regulatory front regarding regulatory capital models for non-opt in banks. We do believe that previously authorized approaches toward regulatory capital that permitted reduced regulatory capital in mandatory and opt-in banks will be modified.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading "Liquidity and Capital" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

Deposit Insurance

Substantially all of the deposits held by the Banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating"). As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories, which continue to be distinguished by capital levels and supervisory ratings. For large Risk Category 1 institutions (generally those with assets in excess of $10 billion) that have long-term debt issuer ratings, including Bank of Oklahoma, assessment rates are determined from weighted-average CAMELS component ratings and long-term debt issuer ratings. The minimum annualized assessment rate for large institutions is 12 basis points per $100 of deposits and the maximum annualized assessment rate for large institutions is 50 basis points per $100 of deposits. Quarterly assessment rates for large institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and long-term debt issuer ratings. Deposit insurance rates are expected to increase in 2009.

In 2008, the FDIC extended deposit insurance coverage through its Temporary Liquidity Guaranty Program ("TGLP"). TGLP consists of two basic components, a guarantee of certain newly issued unsecured debt of eligible financial institutions and full guarantee of certain deposit accounts as defined by the program. Eligible debt issued before June 30, 2009 will be fully protected through the earlier of the maturity of the debt or June 30, 2012. Eligible deposits will be fully protected until December 31, 2009. The Company's subsidiary banks have elected to participate in both components of the TGLP. The Company has not issued any debt under this guaranty program.

In addition, the Banks are assessed a charge based on deposit balances by the Financing Corporation ("FICO"). The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Dividends

The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $171 million of dividends without regulatory approval as of December 31, 2008. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $119 million as of December 31, 2008. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

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

In response to a significant ongoing recession in business activity which began in 2007, the U.S. government enacted various programs and continues to enact programs to stimulate the economy. These programs include the Trouble Assets Relief Program ("TARP"), which provided capital to eligible financial institutions and other sectors of the domestic economy, and the TLGP, which expanded insurance coverage to a larger amount of deposit account balances and other qualifying debt issued by eligible financial institutions. In addition, the government recently enacted economic stimulus legislation, which increases government spending and reduces certain taxes. The immediate and long-term effects of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

The Company elected not to participate in the TARP Capital Purchase Program. We believe that current capital sources are sufficient to support organic growth, acquisitions within our current market areas, cash dividends on our common stock and periodic stock repurchases.

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

ITEM 1A.   RISK FACTORS

Since 2007, the United States economy has been in recession. Business activity across a wide range of industries and geographic regions has decreased and unemployment has increased significantly. The financial services industry and capital markets have been adversely affected by significant declines in asset values, rising delinquencies and defaults, and restricted liquidity. Numerous financial institutions have either failed or required a significant amount of government assistance due to credit losses and liquidity shortages. There is no assurance that these conditions will improve in the near term. Continued recession in the economy could adversely affect our credit quality, financial condition and results of operations.

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

o    inability to access capital;

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

Certain industry-specific economic factors also affect BOK Financial. For example, a portion of BOK Financial's total loan portfolio is comprised of loans to borrowers in the energy industry, which is historically a cyclical industry. Low commodity prices may adversely affect that industry and, consequently, may affect BOK Financial's business negatively. The effect of volatility in commodity prices on our customer derivatives portfolio could adversely affect our liquidity and regulatory capital. In addition, BOK Financial's loan portfolio includes commercial real estate loans. A downturn in the real estate industry in general or in certain segments of the commercial real estate industry in Oklahoma and the southwest region could also have an adverse effect on BOK Financial's operations.

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

Mortgage-backed securities are also subject to credit risk from delinquency or default of the underlying loans. BOK Financial mitigates this risk somewhat by investing in securities issued by U.S. government agencies. Principal and interest payments on the loans underlying these securities are guaranteed by these agencies. Credit risk on mortgage-backed securities originated by private issuers is mitigated somewhat by investing in senior tranches with additional collateral support.

Legislation is being considered that would potentially override the credit enhancement of some privately issued mortgage-backed securities. The considered legislation may allow terms of a mortgage loan to be modified in the case of bankruptcy. In some cases, the reduction of principal owed on the loan would be applied pro rata to tranches of the mortgage-backed security instead of following the "water fall" structure of the tranches. The considered legislation, if enacted, could have a material adverse effect on the fair value of certain of our mortgage-backed securities.

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

Market disruptions could impact BOK Financial's funding sources.

BOK Financial's subsidiary banks rely on other financial institutions and the Federal Home Loan Banks of Topeka and Dallas as a significant source of funds. Our ability to fund loans, manage our interest rate risk and meet other obligations depends on funds borrowed from these sources. The inability to borrow funds at market interest rates could have a material adverse effect on our operations.

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

BOK Financial is a financial holding company, and a substantial portion of BOK Financial's cash flow typically comes from dividends that BOK Financial's bank and nonbank subsidiaries pay to BOK Financial. Various statutory provisions restrict the amount of dividends BOK Financial's subsidiaries can pay to BOK Financial without regulatory approval. Management also developed, and the BOK Financial board of directors approved, an internal capital policy that is more restrictive than the regulatory capital standards. In addition, if any of BOK Financial's subsidiaries liquidates, that subsidiary's creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before BOK Financial, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary. If, however, BOK Financial is a creditor of the subsidiary with recognized claims against it, BOK Financial will be in the same position as other creditors.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $198 million, net of depreciation and amortization. The Company's principal offices are located in leased premises in the Bank of Oklahoma Tower, Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma, Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Missouri / Kansas. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma, Dallas, Texas, and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $0.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of January 31, 2009, common shareholders of record numbered 982 with 67,482,730 shares outstanding.

The highest and lowest closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

                      First          Second          Third          Fourth
                  -------------- --------------- -------------- ---------------
2008:
  Low                 $46.82         $49.11           $38.61        $38.40
  High                 55.23          60.74            53.94         54.42
  Cash dividends        0.20           0.225            0.225         0.225

2007:
  Low                 $49.37         $48.59           $47.37        $51.44
  High                 55.43          54.96            54.20         55.43
  Cash dividends        0.15           0.20             0.20          0.20

                      Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2003 and ending December 31, 2008.*

TOTAL RETURN PERFORMANCE graph shown here.  Data points are:

                                                                       Period Ending
                                        -----------------------------------------------------------------------------
Index                                      12/31/03     12/31/04     12/31/05     12/31/06     12/31/07     12/31/08
--------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
BOK Financial Corporation                    100.00       129.71       121.66       148.86       141.99       112.97
NASDAQ Composite                             100.00       108.59       110.08       120.56       132.39        78.72
NASDAQ Bank Index                            100.00       110.99       106.18       117.87        91.85        69.88
KBW 50                                       100.00       111.54       111.34       132.94       103.95        54.52

* Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2003. The KBW 50 Bank index is the Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. During the periods shown, no dividends were paid on BOK Financial Common Stock, except on May 31, 2004, the Company paid a 3% dividend on BOK Financial Common Stock outstanding as of May 10, 2004. Cash dividends on Common Stock, which were first paid in 2005, are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2008.

------------------------------------- -------------------- ----------------- ------------------------ ---------------
                                                                                                          Maximum
                                                                                                         Number of
                                                                                                        Shares that
                                                                               Total Number of Shares   May Yet Be
                                                                                Purchased as Part of     Purchased
                                          Total Number of     Average Price      Publicly Announced      Under the
                Period                 Shares Purchased (2)   Paid per Share     Plans or Programs (1)     Plans
------------------------------------- -------------------- ----------------- ------------------------ ---------------
October 1, 2008 to October 31, 2008              -                 -                    -                1,215,927
------------------------------------- -------------------- ----------------- ------------------------ ---------------
November 1, 2008 to November 30, 2008        4,979               $42.27                 -                1,215,927
------------------------------------- -------------------- ----------------- ------------------------ ---------------
December 1, 2008 to December 31, 2008        2,348               $41.88                 -                1,215,927
------------------------------------- -------------------- ----------------- ------------------------ ---------------
Total                                        7,327                                      -
------------------------------------- -------------------- ----------------- ------------------------ ---------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of December 31, 2008, the Company had repurchased 784,073 shares under the new plan.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1     Consolidated Selected Financial Data
           (Dollars In Thousands Except Per Share Data)

                                                                                December 31,
                                                    ---------------------------------------------------------------------

                                                          2008          2007           2006         2005         2004
                                                    ---------------------------------------------------------------------
 Selected Financial Data
    For the year:
      Interest revenue                               $1,061,645    $1,160,737      $ 986,429    $ 769,934    $ 614,284
      Interest expense                                  414,783       616,252        499,741      320,593      191,041
      Net interest revenue                              646,862       544,485        486,688      449,341      423,243
      Provision for credit losses                       202,593        34,721         18,402       12,441       20,439
      Fees and commissions revenue                      414,000       405,622        371,696      344,864      312,227
      Net income                                        153,232       217,664        212,977      201,505      179,023
    Period-end:
      Loans                                          12,876,006    11,940,570     10,651,178    9,088,312    7,888,705
      Assets                                         22,734,648    20,667,701     18,059,624   16,327,069   14,145,660
      Deposits                                       14,982,607    13,459,291     12,386,705   11,375,318    9,674,398
      Subordinated debentures                           398,407       398,273        297,800      295,964      151,594
      Shareholders' equity                            1,846,257     1,935,384      1,721,022    1,539,154    1,398,494
      Nonperforming assets(2)                           342,291       104,159         44,343       40,017       61,112

 Profitability Statistics
    Earnings per share (based on average equivalent shares):
      Basic                                           $    2.28     $    3.24      $    3.19    $    3.14    $    3.00
      Diluted                                              2.27          3.22           3.16         3.01         2.68
    Percentages (based on daily averages):
      Return on average assets                              0.71%         1.14%          1.27%       1.29%        1.28%
      Return on average shareholders' equity                7.87         12.01          13.23       13.78        13.80
      Average shareholders' equity to average assets        9.01          9.53           9.58        9.38         9.25

 Common Stock Performance
    Per Share:
      Book value per common share(5)                  $    27.36    $    28.75     $    25.66   $    23.07   $    23.28
      Market price: December 31 close                      40.40         51.70          54.98        45.43        48.76
      Market range - High close                            60.84         55.57          54.98        49.31        49.18
                   - Low close                             38.48         47.47          44.43        39.79        37.29
      Cash dividends declared                               0.875         0.75           0.55         0.30           -

 Selected Balance Sheet Statistics
    Period-end:
      Tier 1 capital ratio                                  9.40%         9.38%          9.78%        9.84%       10.02%
      Total capital ratio                                  12.81         12.54          11.58        12.10        11.67
      Leverage ratio                                        7.89          8.20           8.79         8.30         7.94
      Tangible common equity ratio(1)                       6.64          7.72           8.22         7.94         8.31
      Reserve for loan losses to nonperforming loans       74.49        133.79         305.37       329.34       189.40
      Reserve for loan losses to loans                      1.81          1.06           1.03         1.14         1.38
      Combined reserves for credit losses to loans (4)      1.93          1.24           1.22         1.37         1.61

 Miscellaneous (at December 31)
    Number of employees (full-time equivalent)             4,300         4,110          3,958        3,825         3,548
    Number of banking locations                              195           189            163          150           149
    Number of TransFund locations                          1,933         1,822          1,649        1,421         1,389
    Trust assets                                     $30,454,512   $36,288,592    $31,704,091  $28,464,745   $24,589,053
    Mortgage loan servicing portfolio(3)               5,983,824     5,481,736      4,988,611    4,492,524     4,486,513
 ------------------------------------------------------------------------------------------------------------------------

(1) Shareholders' equity less preferred equity, intangible assets and equity provided by the TARP Capital Program divided by total assets less intangible assets.
(2) Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
(3)  Includes outstanding principal for loans serviced for affiliates.
(4) Includes reserve for loan losses and reserve for off-balance sheet credit losses.
(5) Conversion of Series A preferred stock added 6.9 million common shares outstanding in 2005.

Management's Assessment of Operations and Financial Condition

Overview

BOK Financial Corporation ("BOK Financial" or "the Company") is a financial holding company that offers full service banking in Oklahoma, Northwest Arkansas, Dallas, Forth Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Missouri / Kansas. The Company was incorporated in 1990 in Oklahoma and is headquartered in Tulsa, Oklahoma. Activities are governed by the Bank Holding Company Act of 1956, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act of 1999. Principal banking subsidiaries are Bank of Oklahoma, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Bank of Texas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A. and Bank of Kansas City, N.A. Other subsidiaries include BOSC, Inc. a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets in contiguous states. We have a solid position in Oklahoma and are the state's largest financial institution as measured by deposit market share. At December 31, 2008, 46% of our outstanding loans and 60% of our deposits are attributed to the Oklahoma market. Since 1997, we have expanded into Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Missouri / Kansas. At December 31, 2008, 29% of our outstanding loans and 23% of our deposits are attributed to Texas. None of our other regional markets provide more than 10% of our outstanding loans or deposits. Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making in each of our geographic markets while adhering to common Company standards. We also consider acquisitions of distressed financial institutions in selected markets when opportunities become available.

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Our products and services include loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high-quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities. Our revenue sources are diverse. Historically, fees and commissions revenue provide 40% - 45% of our total revenue. Approximately 39% of our revenue came from commissions and fees in 2008 due to credit losses incurred on two positions in our customer hedging program.

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Our principal lines of business have been re-defined from the previous year to better present the Company's organization as it has grown in markets outside of Oklahoma. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund electronic funds network. Consumer banking includes retail lending and deposit services, all mortgage banking activities and our indirect automobile lending products. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets.

The financial services industry experienced significant disruptions during 2008. Numerous financial institutions either failed or required a significant amount of government assistance due to credit losses and liquidity shortages. Loan losses, which initially were limited to residential construction loans in certain markets, spread to other commercial real estate loans and commercial loans. Credit spreads on certain financial instruments, such as some mortgage-backed securities, widened extremely due to uncertainty of the underlying cash flows. This uncertainty and lack of trading volumes significantly decreased the fair value of these instruments. Energy prices were extremely volatile during the year. The price of oil exceeded $140 per barrel in mid-year then fell to under $40 per barrel by year end. These market events reduced our net income for 2008, but did not significantly impair our operations.

Performance Summary

BOK Financial's net income for 2008 totaled $153 million or $2.27 per diluted share compared with $218 million or $3.22 per diluted share in 2007.

Highlights of 2008 included:

o Net interest revenue increased $102 million or 19% over 2007. Average earning assets were up $2.0 billion or 12%. Net interest margin was 3.45% for 2008, up 17 basis points over 2007.

o Combined reserves for credit losses totaled $248 million or 1.93% of outstanding loans at December 31, 2008, up from $148 million or 1.24% of outstanding loans at December 31, 2007. Provision for credit losses and net charge-offs were $203 million and $102 million, respectively for 2008 and $35 million and $21 million, respectively, for 2007.

o Non-performing assets totaled $342 million or 2.65% of outstanding loans and repossessed assets at December 31, 2008, up from $104 million or 0.87% of outstanding loans and repossessed assets at December 31, 2007.

o Fees and commissions revenue totaled $414 million for 2008 and $406 million for 2007. Net credit losses on derivative contracts related to two bankrupt counterparties reduced fees and commissions revenue by $54 million in 2008.

o The fair value of mortgage servicing rights, net of economic hedging gains or losses decreased $24 million in 2008 and $3 million in 2007. Anticipated prepayment speeds increased significantly during the fourth quarter in response to government programs to lower mortgage interest rates.

o The Company evaluated and elected not to participate in the U.S. Treasury's TARP Capital Purchase Program. Tier 1 and tangible common equity ratios were 9.40% and 6.64%, respectively, at December 31, 2008. Tier 1 and tangible common equity ratios were 9.38% and 7.72%, respectively, at December 31, 2007. The decrease in tangible common equity ratio was due largely to a $182 million after-tax increase in unrealized losses on available for sale securities.

o The Company elected to participate in the FDIC's Temporary Liquidity Guarantee Program. This Program provides full deposit insurance coverage of non-interest bearing, transaction deposit accounts and guarantees certain newly issued senior unsecured debt. The Company has not issued any guaranteed debt under this program.

Net income for the fourth quarter of 2008 totaled $35 million or $0.53 per diluted share compared with $51 million or $0.76 per diluted share for the fourth quarter of 2007.

Highlights of the fourth quarter of 2008 included:

o Net interest revenue totaled $176 million, up $35 million over the fourth quarter of 2007. Net interest margin was 3.57% for the fourth quarter of 2008 and 3.22% for the fourth quarter of 2007.

o Net loans charged off and provision for credit losses were $34 million and $73 million, respectively for the fourth quarter of 2008. Net loans charged off and provision for credit losses were $7.3 million and $13 million, respectively, for the fourth quarter of 2007.

o The fair value of mortgage servicing rights, net of economic hedging gains or losses decreased $11 million in 2008 and $2 million in 2007.

Critical Accounting Policies

Application of Critical Accounting Policies

Preparation of our consolidated financial statements is based on the selection of certain accounting policies, which requires management to make significant assumptions and estimates. The following discussion addresses the most critical areas where these assumptions and estimates could affect financial condition and results of operations. Actual results could differ significantly from these estimates. Application of these critical accounting policies and estimates has been discussed with the appropriate committees of the Board of Directors. Additional accounting policies are described in Note 1 to the Consolidated Financial Statements.

New accounting standards first adopted in 2008 included Statement of Financial Accounting Standards No. 159, "Fair Value Option" ("FAS 159"). FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), were designated as being reported at fair value. The initial adoption of FAS 159 did not significantly affect the Company's financial statements. In addition, certain certificates of deposit issued subsequent to the adoption of FAS 159 have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. The effect of FAS 159 on our 2008 operations is presented in Note 4 to the Consolidated Financial Statements.

Reserves for Loan Losses and Off-Balance Sheet Credit Losses

Reserves for loan losses and off-balance sheet credit losses are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed that includes reserves assigned to specific loans and commitments, general reserves that are based on a statistical migration analysis and nonspecific reserves that are based on analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors.

An independent Credit Administration department is responsible for performing this evaluation for all of our subsidiaries to ensure that the methodology is applied consistently.

Specific reserves for impairment are determined through evaluation of estimated future cash flows, collateral values and historical statistics in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan", regulatory accounting standards and other authoritative literature. Commercial and commercial real estate loans and commitments in excess of $1 million are reviewed for impairment. Significant loans and commitments that exhibit weaknesses or deteriorating trends are individually reviewed quarterly.

General reserves for commercial and commercial real estate loan losses and related commitments not evaluated individually for impairment are determined primarily through an internally developed migration analysis model. The purpose of this model is to determine the probability that each credit relationship in the portfolio has an inherent loss based on historical trends. We use an eight-quarter aggregate accumulation of net losses as a basis for this model. Greater emphasis is placed on loan losses in more recent periods. A minimum reserve level is established for each loan grade based on long-term loss history. This model assigns a general reserve to all commercial loans and leases and commercial real estate loans, excluding loans that have a specific impairment reserve.

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

Valuation of Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. These rights are primarily retained from sales of loans we have originated or occasionally purchased from other lenders. Originated mortgage servicing rights are initially recognized at fair value. Fair value is based on market quotes for similar servicing rights, which is a Level 2 input as defined by Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). Subsequent changes in fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights after origination. We use a cash flow model to determine fair value. Key assumptions and estimates including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value our mortgage servicing rights are considered Level 3 inputs as defined by FAS 157 and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions. We adjusted the prepayment projections determined by this model to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. Significant assumptions used to determine the fair value of our mortgage servicing rights are presented in Note 8 to the Consolidated Financial Statements. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our servicing rights by

$10 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our servicing rights by $11 million.

Intangible Assets

Intangible assets, which consist primarily of goodwill, core deposit intangible assets and other acquired intangibles, for each business unit are evaluated for impairment annually as of October 1st or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of each of our business units is estimated by the discounted future earnings method. Income growth is projected over a seven-year period for each unit and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our business units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are considered Level 3 inputs as defined by FAS 157 and represent our best estimate of assumptions that market participants would use to determine fair value of the respective business units. The most critical assumptions in our evaluation were a 7.00% expected long-term growth rate, a 0.66% volatility factor for BOK Financial common stock, a 9.36% discount rate and a 11.04% market risk premium.

Approximately $240 million or 72% of total goodwill was attributed to the Texas market and $56 million or 17% of total goodwill was attributed to the Colorado market. We also have $17 million of goodwill in the Arizona market and $15 million of goodwill in the New Mexico market. Because of the large concentration of goodwill in the Texas and Colorado markets, the fair value determined by the discounted future earnings method was corroborated by comparison to the fair value of publicly traded banks of similar size and characteristics. No goodwill impairment was indicated by either valuation method.

The effect of a 10% negative change in assumptions used to evaluate goodwill impairment using the discounted future earnings method was simulated. No impairment was indicated by this simulation.

The current market value of BOK Financial common stock, a primary assumption in our goodwill impairment analysis, is approximately 32% below the market value used in our most recent annual evaluation. The decline in market value is due largely to factors affecting the overall economy and the regional banks sector of the market. It is not due to operating losses, losses of major customers or market share, or other factors specific to BOK Financial. Therefore, we do not believe the decline in market value of our stock to be an event that requires a re-evaluation of our goodwill impairment. Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock remains at or near current prices, or sooner if we incur significant operating losses or if other factors indicate a significant decline in the value of our business.

Intangible assets with finite lives, such as core deposit intangible assets, are amortized using accelerated methods over their estimated useful lives. Core deposit intangible assets generally have a weighted average life of five years based on the expected lives of the acquired deposit accounts. Such assets are reviewed for impairment whenever events indicate that the remaining carrying amount may not be recoverable.

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

Credit risk is considered in determining the fair value of derivative instruments. Deterioration in the credit rating of customers or dealers reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period. Deterioration in our credit rating below investment grade would affect the fair value of our derivative liabilities. In the event of a credit down-grade, the fair value of our derivative liabilities would decrease. The reduction in fair value would be recognized in earnings in the current period.

Valuation of Securities

The fair value of our securities portfolio is primarily based on a third-party pricing service. We review the methodologies used by the pricing service and concluded them to be based on Level 2 observable market inputs. Management evaluates the fair values provided by the pricing service against other sources, including brokered quotes, sales or purchases of similar securities, and discounted cash flow analysis.

Other-than-Temporary Impairment

We perform a quarterly evaluation of unrealized losses on investment and available for sale securities to determine whether the losses are temporary or other-than-temporary as required by Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This evaluation assesses the probability of full recovery of the carrying value of the security and management's ability and intent to hold the security until fair value recovers. Temporary impairment, net of deferred income taxes, is recognized as charges against shareholders' equity as part of other comprehensive income. Other-than-temporary impairment is recognized through a charge against earnings.

Impairment of debt securities rated investment grade is generally considered to be temporary. Impairment of debt securities rated below investment grade by any one of the three nationally-recognized ratings agencies is evaluated further. Securities rated below investment grade currently consist of mortgage-backed securities privately issued by publicly owned financial institutions. Other than temporary impairment is required to be recognized when it is probable that there has been an adverse change in the amount or timing of estimated cash flows of these securities as provided by Financial Accounting Standards Board ("FASB") Staff Position EITF Issue No. 99-20-1, "Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1"). We assess the estimated cash flows by computing a loan to value ratio for each security rated below investment grade based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancement. Consideration is given to other-than-temporary impairment if the adjusted loan to value ratio of a specific security exceeds 85%.

Equity securities include variable rate, preferred stocks issued by major commercial and investment banks. Impairment evaluation is based on current and anticipated market conditions, the financial condition and near term prospects of each of the issuers and the length of time the security has been impaired. We assess the probability that spreads over LIBOR on these securities will narrow and fair values will increase over a 24-month to 36-month period beginning on the most recent date that fair value equaled our carrying value, June 30, 2008, and concluded that the impairment was temporary at December 31, 2008.

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

Deferred tax assets and liabilities are determined based upon the differences between the values of assets and liabilities as recognized in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the entire deferred tax asset may not be realized based on taxes previously paid in net loss carry-back periods and other factors.

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

All plan assets are invested in the Cavanal Hill Balanced Fund. The expected long-term return on plan assets is based on this fund's life-to-date performance, adjusted for any known or expected changes in the fund's compositions or objectives. The expected return on plan assets was 7.00% for 2008 and 2007, and reduced to 5.25% for 2009.

The discount rate, which is used to determine the present value of our obligation to provide future benefits to plan participants and the related interest cost, is based on a spot-rate yield curve of high-quality fixed income securities such as AA rated industrial and utility bonds. A weighted average discount rate is determined by matching expected future cash outflows from the plan to interest rates at various spots along the yield curve. This method of determining the discount rate is expected to better represent the cost of future cash flows as the static participant pool decreases over time. The discount rate was 6.50% as December 31, 2008 and 6.00% as of December 31, 2007. A 25 basis point decrease in the discount rate increases the pension liability by approximately $800 thousand or 2% and has no significant effect on pension expense because of the curtailment of benefits.

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

We use the Black-Scholes option pricing model. This model requires assumptions of expected volatility of our stock price and expected term between grant date and exercise date, along with other inputs to determine fair value. Assumptions used to determine the fair value of stock options are considered Level 2 inputs as defined by FAS 157. Expected volatility is based on historical changes in our stock price measured over a period that approximates the expected term of our stock options. Expected term and forfeitures are based on historical trends. Information about assumptions used to value stock options can be found in Note 13 to the Consolidated Financial Statements. Non-vested shares, which cliff-vest five years after the grant date, are valued at the grant-date market price for BOK Financial common stock.

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

Executive incentive plans and individual employment agreements include performance conditions that may increase or decrease the number of awards granted based on future events. Unrecognized compensation cost, which generally will be recognized as expense over the service period, based on the probable outcome of these conditions is $12 million. Future compensation cost ranges from approximately $5 million if none of the performance conditions are met to $15 million if all of the performance conditions are met.

Assessment of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $655 million for 2008 compared with $554 million for 2007. Net interest revenue growth was driven primarily by a $2.0 billion increase in average earning assets and a 17 basis point increase in net interest margin.

Average outstanding loans increased $1.2 billion and average securities increased $838 million. Average commercial loans were up $777 million over 2007. Average residential mortgage loans and consumer loans increased $192 million and $172 million, respectively. Growth in the securities portfolio generally consisted of highly-rated, fixed-rate mortgage-backed securities issued by U.S. government agencies. The addition of these securities supplemented the Company's earnings in 2008.

Growth in average earning assets was funded primarily by an $810 million increase in interest-bearing deposits and a $1.2 billion increase in borrowed funds. In addition, average demand deposit accounts increased $264 million. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Growth in deposits and borrowings was also used to fund a $276 million net increase in average margin assets. Margin assets are placed by the Company to secure its obligations under various derivative contracts. Margin assets are generally reported as a reduction of the derivative liabilities which they secure on the Company's consolidated balance sheet. Fees earned on margin assets are included in fees and commissions revenue while the related cost of funds reduces net interest revenue.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, increased to 3.45% in 2008 compared with 3.28% in 2007. The increase in net interest margin reflected a widening of the spread between LIBOR and the federal funds rates in the second half of 2008. LIBOR is the basis for interest earned on many of our loans. The federal funds rate is the basis for interest paid on many of our interest-bearing liabilities. The widening spread increased net interest margin by approximately 7 basis points in 2008. This spread has largely narrowed to its historically normal level by year end. In addition, market uncertainty increased yields on mortgage-backed securities despite falling interest rates. The average yield on our securities portfolio for 2008 increased 22 basis points compared with 2007. The increase in net interest margin from widened spreads was partially offset by a reduction in the benefit from non-interest bearing funding sources. This benefit decreased from 69 basis points in 2007 to 36 basis points in 2008. Very low market interest rates, especially in the second half of 2008 reduced the benefit of non-interest bearing funding sources. Also, the previously noted increase in average margin assets funded by interest-bearing liabilities decreased net interest margin by 5 basis points.

Management regularly models the effects of changes in interest rate on net interest revenue. Based on this modeling, we expect net interest revenue to increase slightly over a one-year forward looking period. However, other factors such as spreads between benchmark interest rates, loan spread compression, deposit product mix and overall balance sheet composition may affect this general expectation.

Our overall objective is to manage the Company's balance sheet to be essentially neutral to changes in interest rates. Approximately 72% of our commercial loan portfolio is either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of our funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $665 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in Market Risk section of this report.

Table 2     Volume/Rate Analysis
            (In Thousands)
                                                         2008/2007                               2007/2006
                                            -------------------------------------   -------------------------------------
                                                             Change Due To(1)                          Change Due To(1)
                                                         ------------------------                ------------------------
                                              Change       Volume    Yield/Rate       Change       Volume    Yield/Rate
                                            ------------ ----------- ------------   ------------ ----------- ------------
Tax-equivalent interest revenue:
  Securities                                 $ 59,749    $  45,461    $ 14,288        $32,162    $  20,068    $ 12,094
  Trading securities                            2,987        2,986           1            904          456         448
  Loans                                      (159,817)      78,623    (238,440)       140,760      134,830       5,930
  Funds sold and resell agreements             (2,903)        (304)     (2,599)         2,639        2,260         379
------------------------------------------- ------------ ----------- ------------  ------------ ----------- ------------
Total                                         (99,984)     126,766    (226,750)       176,465      157,614      18,851
------------------------------------------- ------------ ----------- ------------  ------------ ----------- ------------
Interest expense:
  Transaction deposits                        (73,214)      12,679     (85,893)        45,631       30,668      14,963
  Savings deposits                               (823)         (50)       (773)            91          158         (67)
  Time deposits                               (49,785)        (664)    (49,121)        30,116       13,155      16,961
  Funds purchased and repurchase agreements   (72,976)      11,273     (84,249)        28,864       29,980      (1,116)
  Other borrowings                             (2,032)      34,907     (36,939)         7,188        5,889       1,299
  Subordinated debentures                      (2,639)         195      (2,834)         4,621        6,595      (1,974)
------------------------------------------- ------------ ----------- ------------  ------------ ----------- ------------
Total                                        (201,469)      58,340    (259,809)       116,511       86,445      30,066
------------------------------------------- ------------ ----------- ------------  ------------ ----------- ------------
Tax-equivalent net interest revenue           101,485     $ 68,426   $  33,059         59,954     $ 71,169    $(11,215)
                                                         ----------- ------------                ----------- ------------
(Increase) decrease in tax-equivalent
  adjustment                                      892                                  (2,157)
------------------------------------------- ------------                           ------------
Net interest revenue                        $ 102,377                               $  57,797
------------------------------------------- ------------                           ------------


                                                                               4th Qtr 2008 / 4th Qtr 2007
                                                                           ------------------------------------
                                                                                           Change Due To(1)
                                                                                       ------------------------
                                                                             Change      Volume     Yield/Rate
                                                                           ----------- ------------ -----------
Tax-equivalent interest revenue:
  Securities                                                               $ 16,790    $ 13,402     $  3,388
  Trading securities                                                            809         820          (11)
  Loans                                                                     (51,763)     18,130      (69,893)
  Funds sold and resell agreements                                           (1,211)       (327)        (884)
-------------------------------------------------------------------------- ----------- ------------ -----------
Total                                                                       (35,375)     32,025      (67,400)
-------------------------------------------------------------------------- ----------- ------------ -----------
Interest expense:
  Transaction deposits                                                      (26,197)      1,526      (27,723)
  Savings deposits                                                             (205)         (7)        (198)
  Time deposits                                                             (11,523)      5,603      (17,126)
  Funds purchased and repurchase agreements                                 (27,880)       (436)     (27,444)
  Other borrowings                                                           (4,070)      8,502      (12,572)
  Subordinated debentures                                                      (219)         (4)        (215)
-------------------------------------------------------------------------- ----------- ------------ -----------
Total                                                                       (70,094)     15,184      (85,278)
-------------------------------------------------------------------------- ----------- ------------ -----------
Tax-equivalent net interest revenue                                          34,719    $ 16,841      $17,878
                                                                                       ------------ -----------
Decrease in tax-equivalent adjustment                                           439
-------------------------------------------------------------------------- -----------
Net interest revenue                                                       $ 35,158
-------------------------------------------------------------------------- -----------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.


Fourth Quarter 2008 Net Interest Revenue

Tax-equivalent net interest revenue for the fourth quarter of 2008 totaled $179 million compared with $144 million for the fourth quarter of 2007. Average earning assets increase $2.0 billion or 11%, including a $1.1 billion or 9% increase in average loans, net of allowance for loan losses, and a $928 million or 16% increase in average securities. Growth in average earning assets was funded by a $1.8 billion increase in interest-bearing liabilities, including an $815 million increase in average interest-bearing deposits and a $987 million increase in other borrowings. In addition, average demand deposits increased $264 million.

Net interest margin was 3.57% for the fourth quarter of 2008 and 3.22% for the fourth quarter of 2007. The previously mentioned widening of spread between LIBOR and federal funds rates added approximately 15 basis points to the fourth quarter of 2008. In addition, market uncertainty increased yields on mortgage-backed securities despite falling short-term interest rates. The benefit provided by non-interest bearing funding sources was 31 basis points in the fourth quarter of 2008 and 62 basis points in the fourth quarter of 2007. Very low market interest rates in 2008 reduced the benefit of non-interest bearing funding sources.

2007 Net Interest Revenue

Tax-equivalent net interest revenue for 2007 was $554 million, a $60 million or 12% increase from 2006. Average earning assets increased $2.2 billion or 15%, including a $1.7 billion increase in average outstanding loans, net of allowance for loan losses, and a $447 million increase in average securities. Growth in the securities portfolio generally consisted of highly-rated, fixed-rate mortgage backed securities issued by U.S. government agencies. As shown in Table 2, net interest revenue increased $71 million due to changes in earning assets and interest bearing liabilities. Net interest revenue growth due to earning assets was partially offset by an $11 million decrease due to changes in interest yields and rates. Changes in interest rates and yields include the narrowing of spreads due to competitive pressures and other market conditions.

Other Operating Revenue

Other operating revenue increased $38 million compared with last year due to an $8.4 million increase in fees and commission revenue and a $29 million increase in net gains on securities, derivatives and other assets. Fees and commission revenue was reduced by $54 million from net credit losses on derivative contracts with two bankrupt counterparties during 2008.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 39% of total revenue, excluding gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into new markets. However, current and future economic conditions, increased competition and saturation in our existing markets could affect the rate of future increases.

Table 3     Other Operating Revenue
            (In Thousands)
                                                                           Years ended December 31,
                                                     --------------------------------------------------------------
                                                         2008          2007        2006        2005        2004
                                                     ------------- ----------- ----------- ----------- ------------
Brokerage and trading revenue                       $    42,804(1) $   62,542  $   53,413  $   48,024  $   44,221
Transaction card revenue                                100,153        90,425      78,622      72,036      64,816
Trust fees and commissions                               78,979        78,231      71,037      65,187      57,532
Deposit service charges and fees                        117,528       109,218     102,436      98,361      93,712
Mortgage banking revenue                                 27,074        22,275      26,996      30,681      28,189
Bank-owned life insurance                                10,681        10,058       2,558          62           -
Margin asset fees                                         8,548         4,800      10,166       5,504         162
Other revenue                                            28,233        28,073      26,468      25,009      23,595
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------
    Total fees and commissions                          414,000       405,622     371,696     344,864     312,227
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------
Gain (loss) on sales of assets                             (660)         (928)      1,499       7,798       1,225
Gain (loss) on securities, net                           21,637        (8,328)       (950)     (6,895)     (3,088)
Gain (loss) on derivatives, net                           1,299         2,282        (622)      1,179      (1,474)
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------
    Total other operating revenue                    $  436,276    $  398,648  $  371,623  $  346,946  $  308,890
---------------------------------------------------- ------------- ----------- ----------- ----------- ------------

(1)  Includes net derivative credit losses of $54 million.


Fees and Commissions Revenue

Brokerage and trading revenue declined $20 million compared with 2007 due to net credit losses on derivative contracts with two counterparties in our customer hedging program. These losses reduced brokerage and trading revenue by $54 million in 2008. As previously disclosed the principal owner of one of these counterparties, SemGroup, L.P., resigned from our Board of Directors on July 16, 2008. Net credit losses on derivative contracts with SemGroup totaled $41 million. Excluding these credit losses, our brokerage and trading revenue sources performed well. Securities trading revenue more than doubled, up $26 million over the previous year to $49 million. Retail brokerage revenue increased $2.8 million to $21 million, up 15% over 2007. Revenue from customer hedging activities excluding the two credit losses increased $7.2 million or 48% over 2007. This growth rate of revenue from securities trading and customer hedging is not expected to continue in 2009.

Transaction card revenue increased $9.7 million or 11% over 2007. Revenue growth depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served. Check card revenue increased $3.9 million or 16% due to growth in transaction volume. The number of check card transactions processed during 2008 increased 18% over 2007. ATM fees grew $4.7 million or 12% compared to the previous year. The number of TransFund ATM locations totaled 1,933 at December 31, 2008, up 6% over last year. Merchant discount revenue for 2008 totaled $28 million, up 4% over 2007.

Trust fees increased $746 thousand or 1%. The fair value of all trust relationships overseen by the Company, which is the basis for a significant portion of trust fees decreased to $30.5 billion at December 31, 2008 compared with $36.3 billion at December 31, 2007. The decline in fair value of trust assets was due to current market conditions. Personal trust management fees, which provided 23% of total trust fees and commissions increased $495 thousand or 2% over 2007. Net fees from mutual fund advisory and administrative services, which provided 20% of total trust fees and commissions decreased $729 thousand or 4%. Employee benefit plan management fees, which provided 20% of total trust fees and commissions, increased $437 thousand. Revenue from foundations was down $1.6 million or 25% from 2007. Revenue from the management of oil and gas properties, which is more closely related to energy prices than the fair value of trust assets, increased $2.3 million compared with 2007.

Service charges on deposit accounts increased $8.3 million, or 8% compared with 2007. Commercial account service charge revenue increased 23% to $36 million and overdraft fees increased 2% to $76 million. The increase in commercial service charge revenue was due to a decrease in the earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, decreases when interest rates fall. Service charges on retail deposit accounts decreased 4% to $5.1 million due to continued migration to service-charge free checking products.

Mortgage banking revenue increased $4.8 million or 22% over 2007. Servicing fee revenue totaled $18 million or 0.35% of loans serviced for others in 2008 and $17 million or 0.37% of loans serviced for others in 2007. The average outstanding balance of loans serviced for others was $5.0 billion for 2008 and $4.6 billion for 2007. Net secondary marketing gains totaled $9.5 million for 2008 and $5.2 million for 2007. Mortgage loans sold in the secondary market totaled $1.2 billion in 2008 and $1.0 billion in 2007.

Margin asset fees totaled $8.5 million for 2008 and $4.8 million for 2007. Margin assets, which are held primarily as part of the Company's customer derivatives programs averaged $422 million for 2008 and $117 million for 2007. The increase in revenue earned on margin assets is offset by a decrease in net interest revenue due to the cost to fund margin assets.

Securities and Derivatives

Net gains and losses on securities included changes in the fair value of securities held as an economic hedge of our mortgage servicing rights, other-than-temporary impairment of variable-rate, perpetual preferred stocks and realized gains and losses on certain available for sale securities. It also included gains realized from the sale of equity securities received from initial public stock offering by Visa, Inc. and Mastercard, Inc.

Table 4     Securities Gains (Losses), Net
            (In Thousands)
                                                                        Years ended December 31,
                                                   --------------------------------------------------------------------
                                                        2008          2007          2006          2005         2004
                                                   ------------- ------------- -------------- ------------ ------------
Gains (losses) on available for sale securities      $  9,196      $   (276)     $    152       $ (1,700)    $  1,772
Other-than-temporary impairment of preferred stocks    (5,306)       (8,641)            -              -            -
Gains on Mastercard and Visa IPO securities             6,799         1,075             -              -            -
Gains (losses) on mortgage hedging securities          10,948          (486)       (1,102)        (5,195)      (4,860)
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------
     Total                                           $ 21,637      $ (8,328)     $   (950)      $ (6,895)    $ (3,088)
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------


Net gains on derivatives totaled $1.3 million for 2008 and $2.3 million in 2007. Net gains and losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and the related hedged liabilities when adjustments are permitted by generally accepted accounting principles. Derivative instruments generally consist of interest rate swaps where the Company pays a variable rate based on LIBOR and receives a fixed rate. The fair value of these swaps generally decreases when interest rates fall.

The Company adopted FAS 159 effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of FAS 133 were designated as being reported at fair value when FAS 159 was first adopted. In addition, certain certificates of deposit issued subsequent to the adoption of FAS 159 have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. The fair value of these fixed-rate certificates of deposit generally increases when interest rates fall.

Fourth Quarter 2008 Other Operating Revenue

Other operating revenue for the fourth quarter of 2008 totaled $128 million, a $20 million or 19% increase over the fourth quarter of 2007. Fees and commission revenue decreased $3.5 million or 3% compared with the fourth quarter of 2007. Brokerage and trading revenue was up $3.1 million or 60% for the fourth quarter due to continued strong securities trading gains, partially offset by reduced investment banking transactions. Transaction card revenue increased $1.7 million or 28% compared to the previous year due to ATM fees, merchant discount fees and debit card processing volumes. Trust revenue decreased $3.0 million or 59% compared with the fourth quarter of 2007 due largely to a 16% decrease in the fair value of trust assets. Deposit service charges and fees decreased $699 thousand or 9% due to a reduction in overdraft fees, partially offset by an increase in commercial account activity charges.

Net securities gains for the fourth quarter of 2008 totaled $20 million, compared with net securities losses of $6.3 million for the fourth quarter of 2007.

Table 5     Securities Gains (Losses), Net
            (In Thousands)
                                                     Quarter ended December 31,
                                                         2008        2007
                                                   ------------- -------------
Gains on available for sale securities               $  5,067    $  1,102
Other-than-temporary impairment of preferred stocks         -      (8,641)
Gains on mortgage hedge securities                     15,089       1,288
-------------------------------------------------- ------------- -------------
     Total                                           $ 20,156    $ (6,251)
-------------------------------------------------- ------------- -------------

2007 Other Operating Revenue

Other operating revenue totaled $399 million for 2007, up $27 million over 2006. Fees and commissions revenue increased $34 million or 9%. Transaction card revenue increased $12 million or 15% due to increases in check card revenue and ATM fees. Brokerage and trading revenue grew $9.1 million or 17% due to increased retail brokerage revenue and securities trading gains. Trust fees and commissions were up $7.2 million or 10% due to a 15% increase in the fair value of trust assets. Deposit service charges increased $6.8 million or 7% due to a 9% increase in overdraft fees and a 6% increase in commercial account service charge revenue.

Net securities losses totaled $8.3 million for 2007 and $950 thousand for 2006. Other-than-temporary impairment charges of $8.6 million were recognized in 2007 on our holdings of variable-rate, perpetual preferred stocks.

Other Operating Expense

Other operating expense totaled $662 million for 2008, up $87 million over 2007. Personnel expenses increased $24 million or 7% over the previous year. Expenses for our mortgage-banking activities, which included reduction in the fair value of our mortgage servicing rights and provision for credit losses on mortgage loans sold with recourse, increased $41 million. All other operating expenses increased $22 million or 10%.

Table 6     Other Operating Expense
            (In Thousands)
                                                                        Years ended December 31,
                                                   --------------------------------------------------------------------
                                                        2008          2007          2006          2005         2004
                                                   ------------- ------------- -------------- ------------ ------------
Personnel expense                                    $352,947      $328,705      $296,260       $258,971     $240,661
Business promotion                                     23,536        21,888        19,351         17,964       15,618
Contribution of stock to BOK Charitable Foundation          -             -             -              -        5,561
Professional fees and services                         27,045        22,795        17,744         16,596       15,487
Net occupancy and equipment                            60,632        57,284        52,188         50,195       47,289
Insurance                                              11,988         3,017         4,270          2,436        2,496
Data processing and communications                     78,047        72,733        66,926         67,026       60,025
Printing, postage and supplies                         16,433        16,570        15,862         15,066       14,034
Net (gains) losses and operating expenses of
   repossessed assets                                   1,019           691           474            572       (4,016)
Amortization of intangible assets                       7,661         7,358         5,327          6,943        8,138
Mortgage banking costs                                 22,513        13,111        12,898         16,822       18,346
Change in fair value of mortgage servicing rights      34,515         2,893        (3,009)             -            -
Recovery for impairment of mortgage servicing rights        -             -             -         (3,915)      (1,567)
Visa retrospective responsibility obligation           (2,767)        2,767             -              -            -
Other expense                                          28,835        25,175        24,016         20,430       19,152
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------
     Total                                           $662,404      $574,987      $512,307       $469,106     $441,224
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------

Personnel Expense

Personnel expense totaled $353 million for 2008 and $329 million for 2007. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, totaled $220 million, up $13 million or 6% over 2007. The increase in regular compensation was primarily due to an increase in the average regular compensation per full time equivalent employee. Average staffing levels increased 1% compared with 2007.

Table 7      Personnel Expense
                   (In Thousands)
                                                                Years Ended December 31,
                                   ----------------------------------------------------------------------------------
                                        2008             2007           2006              2005             2004
                                   ----------------------------------------------------------------------------------

Regular compensation               $   219,629     $   206,857     $   185,466      $   165,529      $   148,468
Incentive compensation:
     Cash-based                         79,215          62,657          54,093           44,726           42,725
     Stock-based                         3,962           8,763          11,111            5,097           11,694
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            83,177          71,420          65,204           49,823           54,419
Employee benefits                       50,141          47,929          45,590           43,619           37,774
Workforce reduction costs, net               -           2,499               -                -                -
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $   352,947     $   328,705     $   296,260      $   258,971      $   240,661
---------------------------------------------------------------------------------------------------------------------
Average staffing
  (full-time equivalent)                 4,140           4,106           3,828            3,677            3,509
---------------------------------------------------------------------------------------------------------------------

Incentive compensation increased $12 million or 16% to $83 million. Expense for cash-based incentive compensation plans increased $17 million or 26%. These plans are primarily either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over 2007 included a $13 million or 84% increase in sales commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards decreased $5.2 million compared with 2007. This decrease reflected changes in the market value of BOK Financial common stock. The year-end closing market price per share of BOK Financial common stock decreased $11.30 during 2008 and decreased $3.28 in 2007. Compensation expense for equity awards increased $538 thousand or 8% compared with 2007. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense totaled $50 million, a $2.2 million or 5% increase over 2007 due to growth in payroll taxes, employee insurance expense and training costs. Employee insurance costs were up $242 thousand or 1%. The Company self-insures a portion of its employee health care coverage and these costs may be volatile. The Company expects an increase of approximately $2.0 million in pension expense for 2009 based on changes in the expected return on plan assets and discount rate.

Mortgage Banking Costs

Certain mortgage banking costs, including changes in the fair value of mortgage servicing rights and provision for losses on mortgage loans sold with recourse, totaled $57 million in 2008 and $16 million in 2007. The fair value of mortgage servicing rights decreased $35 million in 2008 and $2.9 million in 2007. Anticipated prepayment speeds increased significantly in the fourth quarter of 2008 in response to government programs to lower mortgage interest rates. Although we maintain a portfolio of mortgage-backed securities as an economic hedge against changes in the fair value of our servicing rights, disconnection between current yields on these securities and current mortgage loan commitment rates limited the effectiveness of our hedge.

We also maintain a reserve for losses on mortgage loans sold with recourse. Provision for losses on these loans totaled $8.6 million in 2008 and $1.1 million in 2007. These loans are more fully discussed in the Loan Commitments section of this report.

Other Operating Expenses

All other operating expenses totaled $252 million for 2008, up $22 million or 10% over 2007. Deposit insurance expense increased $9.0 million over the previous year due to the full implementation of assessment increases approved by the FDIC in 2006. The Company expects deposit insurance cost to increase further in 2009 as recently-announced increases in deposit insurance premiums and costs of the Temporary Liquidity Guarantee Program become effective.

Professional fees increased $4.2 million or 19% due to legal and other loan collection costs. Data processing and communications costs increased $5.3 million or 7% due to higher processing volumes. Other operating expenses for 2008 were reduced by $5.5 million compared to the previous year from charges related to Visa, Inc. retrospective responsibility plan. As a member of Visa, we are obligated for a proportionate share of certain covered litigation costs incurred by Visa. These costs are expected to be covered by an escrow account. The Company accrued $2.8 million in 2007 for its estimated obligation for certain litigation covered by this plan. This accrual was offset in March, 2008 when Visa funded a litigation escrow account from the proceeds of its initial public offering of common shares. During 2008, the Company recognized an additional obligation for settled litigation under the retrospective responsibility plan and Visa contributed additional funds to the escrow account. See Note 15 to the Consolidated Financial Statements for additional information about the Company's contingent obligation under the Visa retrospective responsibility plan.

Fourth Quarter 2008 Operating Expenses

Other operating expense totaled $185 million for the fourth quarter of 2008, up $28 million over the fourth quarter of 2007. Excluding the previously discussed change in fair value of mortgage servicing rights, other operating expenses increased $4.6 million or 3%. Personnel expense increased $3.2 million and deposit insurance expense increased $2.4 million. Professional fees increased $1.7 million due to legal fees and other loan collection costs. Changes in accruals for the Company's obligation under Visa, Inc. retrospective responsibility plan reduced other operating expenses by $4.5 million.

2007 Operating Expenses

Other operating expense for 2007 totaled $575 million, a $63 million or 12% increase over 2006. This increase resulted primarily from a $32 million increase in personnel expense.

Personnel expense growth was driven largely by total employment, average compensation per employee and incentive compensation expense. Regular compensation expense totaled $207 million, up $21 million, or 12% increase over 2006. Incentive compensation increased $6.2 million, or 10% to $71 million. Expense for cash-based incentive compensation plans increased $8.6 million or 16%. Stock-based compensation expense decreased $2.3 million or 21%. The Company's stock-based compensation plans include both equity awards and liability awards. Compensation expense associated with liability award plans decreased $2.9 million due to changes in the market value of BOK Financial common stock. Compensation expense for equity awards increased $567 thousand or 9% over 2006. Employee benefit expenses increased $2.3 million or 5% to $48 million.

Professional fees increased $5.1 million or 28% to $23 million compared with 2006. Growth in other professional fees includes costs related to acquisitions and subordinated debt issued during 2007, costs related to the Securities and Exchange Commission's examination of our mutual fund advisory activities discussed in Note 15 to the Consolidated Financial Statements, and professional fees related to debt collection activities.

Other expenses in 2007 included a $2.8 million charge for our contingent obligation to support Visa's antitrust litigation costs and a $695 thousand increase in FDIC insurance premiums.

Income Taxes

Income tax expense was $65 million for 2008, $116 million for 2007 and $115 million for 2006. This represented 30%, 35% and 35%, respectively, of book taxable income. Tax expense currently payable totaled $116 million in 2008, $129 million in 2007 and $122 million in 2006.

The statute of limitations expired on an uncertain income tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2007 during 2008. In addition, the Company recognized the tax benefit from certain appreciated securities contributed to the BOKF Charitable Foundation in 2008. Income tax expense for 2008 would have been $71 million or 33% of book taxable income excluding these items.

Net deferred tax assets totaled $219 million at December 31, 2008 and $53 million at December 31, 2007. The increase was due primarily to the tax effect of unrealized losses on available for sale securities and provision for credit losses in excess of net loans charged off. We have evaluated the recoverability of our net deferred tax asset based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required.

Reserves for uncertain tax positions totaled $13 million at December 31, 2008 and December 31, 2007. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income taxes expense for the fourth quarter of 2008 totaled $10 million or 23% of book taxable income. Excluding the previously mentioned tax benefit from the contribution of appreciated securities and quarterly adjustments to the annual effective tax rate, income tax expense for the fourth quarter would have been $15 million or 33% of book taxable income.

Table 8     Selected Quarterly Financial Data
            (In Thousands Except Per Share Data)
                                                                      Fourth       Third        Second        First
                                                                   ------------ ------------ ------------- ------------
                                                                                          2008
                                                                   ----------------------------------------------------

Interest revenue                                                    $262,160     $263,358     $260,086      $276,041
Interest expense                                                      85,713       99,010      101,147       128,913
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue                                                 176,447      164,348      158,939       147,128
Provision for credit losses                                           73,001       52,711       59,310        17,571
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue after provision for credit losses               103,446      111,637       99,629       129,557
Other operating revenue                                              109,865      125,827       63,819       113,829
Gain (loss) on securities, net                                        20,156        2,103       (5,242)        4,620
Gain (loss) on derivatives, net                                       (2,219)       4,366       (2,961)        2,113
Other operating expense                                              159,010      158,736      158,501       151,642
Change in fair value of mortgage servicing rights                     26,432        5,554          767         1,762
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Income (loss) before taxes                                            45,806       79,643       (4,023)       96,715
Income tax expense                                                    10,363       22,958       (2,862)       34,450
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net income (loss)                                                   $ 35,443      $56,685     $ (1,161)     $ 62,265
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Earnings (loss) per share:
   Basic                                                            $   0.53        $0.84      $ (0.02)     $   0.93
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                          $   0.53        $0.84      $ (0.02)     $   0.92
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Average shares:
   Basic                                                              67,294       67,263       67,452        67,202
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                            67,490       67,471       67,452        67,550
------------------------------------------------------------------ ------------ ------------ ------------- ------------

                                                                                          2007
                                                                   ----------------------------------------------------

Interest revenue                                                   $ 297,096     $300,380     $288,685      $274,576
Interest expense                                                     155,807      160,935      153,772       145,738
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue                                                 141,289      139,445      134,913       128,838
Provision for credit losses                                           13,200        7,201        7,820         6,500
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net interest revenue after provision for credit losses               128,089      132,244      127,093       122,338
Other operating revenue                                              112,038      103,759       96,616        92,281
Gain (loss) on securities, net                                        (6,251)       4,748       (6,262)         (563)
Gain (loss) on derivatives, net                                        1,529          865         (183)           71
Other operating expense                                              154,383      147,572      139,192       130,947
Change in fair value of mortgage servicing rights                      3,344        3,446       (5,061)        1,164
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Income before taxes                                                   77,678       90,598       83,133        82,016
Income tax expense                                                    26,518       30,750       29,270        29,223
------------------------------------------------------------------ ------------ ------------ ------------- ------------
Net income                                                          $ 51,160      $59,848     $ 53,863      $ 52,793
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Earnings per share:
   Basic                                                            $   0.76    $  0.89       $   0.80      $   0.79
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                          $   0.76    $  0.89       $   0.80      $   0.78
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Average shares:
   Basic                                                              67,051       67,078       67,117        67,085
------------------------------------------------------------------ ------------ ------------ ------------- ------------
   Diluted                                                            67,483       67,538       67,606        67,575
------------------------------------------------------------------ ------------ ------------ ------------- ------------

Lines of Business

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Our principal lines of business have been re-defined from the previous year to better present the Company's organization as it has grown in markets outside of Oklahoma. Line of business information for 2007 and 2006 has been revised for consistent presentation. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund network. Consumer banking includes retail lending and deposit services, all mortgage banking activities and our indirect automobile lending products. Wealth management provides fiduciary services, brokerage and trading, private financial services and investment advisory services in all markets.

In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the Company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, certain indirect expenses, taxes based on statutory rates, actual net credit losses and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

Economic capital is assigned to the business units by a third-party developed capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Average invested capital includes economic capital and amounts we have invested in the lines of business.

As shown in Table 9, net income attributed to our lines of business decreased $98 million or 42% from last year. The decrease was due primarily to credit losses attributed to the business units. In addition, falling interest rates decreased the transfer pricing credit provided to business units that generate lower-costing funds for the Company.

Table 9     Net Income by Line of Business
            (In Thousands)
                                           Years ended December 31,
                                        2008          2007           2006
                                   ------------- -------------- -------------

Commercial banking                   $ 79,490      $150,537       $138,540
Consumer banking                       25,749        57,252         61,731
Wealth management                      29,737        25,621         27,599
---------------------------------- ------------- -------------- -------------
     Subtotal                         134,976       233,410        227,870
Funds management and other             18,256       (15,746)       (14,893)
---------------------------------- ------------- -------------- -------------
     Total                           $153,232      $217,664       $212,977
---------------------------------- ------------- -------------- -------------

Commercial Banking

Commercial banking contributed $79 million to consolidated net income in 2008, down from $151 million in 2007. The decrease in commercial banking net income was largely due to a $72 million increase in net loans charged-off and $41 million of net credit losses on a customer's derivatives position. These charges combined to reduce commercial banking net income by $69 million in 2008.

Net interest revenue decreased $8.4 million or 3% compared with 2007. The decline was primarily driven by two factors. Falling short-term interest rates decreased the internal transfer pricing credit provided to the commercial banking division for deposits sold to our funds management unit by approximately $21 million. The funding charge for average non-interest earning derivative assets increased approximately $12 million as those balances grew due to commodity price volatility. This reduction was largely offset by an increase in average outstanding balance of commercial loans. Other operating revenue excluding the previously noted credit losses on derivative contracts, increased $17 million or 13%, including a $6.3 million increase in deposit account service charges and a $4.9 million increase in TransFund revenue. Operating expenses were up $15 million or 8% due to higher personnel expenses, data processing costs and professional fees to collect problem assets.

Net commercial banking loans charged off in 2008 totaled $82 million or 0.85% of average loans attributed to this line of business. Commercial and industrial loans charged off totaled $35 million or 1.47% of average commercial and industrial loans. Commercial real estate loans charged off totaled $18 million or 0.84% of average commercial real estate loans and small business banking loans charged off totaled $11 million or 0.48% of average small business loans. Net loans charged off in 2008 also included a $26 million energy loan. The commercial banking division recognized an $11 million recovery of two loans charged off in 2001 and 2005.

The average outstanding balance of loans attributed to commercial banking was $9.7 billion for 2008. Average commercial banking division loans increased $903 million or 10% over 2007. Commercial and industrial loans averaged $2.3 billion for 2008, a $277 million or 13% increase over 2007. Small business loans averaged $2.2 billion for 2008, up $279 million or 14% over the previous year. Energy loans averaged $1.8 billion, an increase of $173 million or 11% and commercial real estate loans averaged $2.2 billion, up $54 million or 3% over 2007.

Average deposits attributed to commercial banking were $4.6 billion for 2008, up $413 million or 10% over 2007. Treasury services account balances increased $260 million or 24% and deposit balances attributed to our energy customers increased $92 million or 27%. High energy prices during 2008 provided liquidity to many of our energy-producing customers.

Table 10   Commercial Banking
            (Dollars in Thousands)
                                               Years ended December 31,
                                   --------------------------------------------
                                         2008           2007           2006
                                   --------------------------------------------
NIR (expense) from external sources  $   451,623    $    526,225   $   456,497
NIR (expense) from internal sources     (134,196)       (200,390)     (162,537)
                                   --------------------------------------------
Total net interest revenue               317,427         325,835       293,960

Other operating revenue                  107,185         131,081       119,891
Operating expense                        217,155         201,876       184,385
Net loans charged off                     81,966           9,747         2,988
Gains on financial instruments, net        4,689           1,075            10
Gains (losses) on repossessed assets, net    (82)             10           255
                                  ---------------------------------------------
Income before taxes                      130,098         246,378       226,743
Federal and state income tax              50,608          95,841        88,203
                                  ---------------------------------------------
Net income                           $    79,490    $    150,537   $   138,540
                                  =============================================

Average assets                       $12,920,566    $ 11,274,301   $ 9,993,775
Average loans                          9,698,214       8,795,426     7,569,827
Average deposits                       4,559,653       4,146,378     3,680,944
Average invested capital               1,036,980       1,059,730       997,210
Return on assets                            0.62%           1.34%         1.39%
Return on invested capital                  7.67           14.21         13.89
Efficiency ratio                           51.14           44.18         44.55
Net charge-offs to average loans            0.85            0.11          0.04

Consumer Banking

Consumer banking services are provided through four primary distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and On-line internet banking. We currently have 195 consumer banking locations, including branch banking locations and mortgage lending offices. Our consumer banking locations are primarily distributed 84 in Oklahoma, 47 in Texas, 21 in New Mexico and 16 in Colorado. The Consumer Banking division plans to open five locations in 2009, two in Phoenix, Arizona and one each in Albuquerque, New Mexico, Allen, Texas and Kansas City, Missouri.

Consumer banking contributed $26 million to consolidated net income in 2008, down from $57 million in 2007. The decrease in consumer banking net income was largely due to a decrease in net interest revenue and a decrease in the fair value of mortgage servicing rights, net of economic hedges. In addition, net loans charged off increased $7.5 million due primarily to losses on indirect automobile loans.

Net interest revenue from consumer banking activities decreased $4.4 million or 3% from 2007. Falling short-term interest rates decreased the internal transfer pricing credit provided to the consumer banking division for deposits sold to our funds management unit by $22 million. Other operating revenue increased $4.3 million or 3% over 2007. Deposit service charges were up $2.3 million or 3%. Operating expenses increased $25 million or 13% over 2007. Personnel expense increased $7.3 million or 12% due primarily to acquisition of branch locations in Colorado and Texas in mid-year 2007. Deposit insurance expense was up $2.3 million and charges for mortgage loan foreclosure losses increased $7.5 million.

The decrease in fair value of our mortgage loan servicing rights, net of economic hedging, reduced consumer banking net income by $14 million in 2008 and $2.1 million in 2007. Anticipated prepayment speeds increased significantly in the fourth quarter of 2008 in response to government programs to lower mortgage interest rates. Although we maintain a portfolio of mortgage-backed securities as an economic hedge against changes in the fair value of our servicing rights, disconnection between current yields on these securities and current mortgage loan commitment rates limited the effectiveness of our hedge.

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points. At December 31, 2008, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedging by $1.9 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $4.4 million. Modeling changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates and assumed prepayment speeds and actual prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

Average consumer deposits increased $236 million or 4% over 2007.
Interest-bearing transaction accounts were up $302 million or 17% and time deposits were down $161 million or 6%. Average demand deposit accounts increased $73 million or 12%. Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our markets. During 2008, we funded $1.0 billion of mortgage loans, compared with $920 million in 2007. Approximately 56% of our mortgage loans funded was in the Oklahoma market and 18% of mortgage loans funded was in the Texas market. We also service $6.0 billion of mortgage loans, including $793 million of loans serviced for affiliated entities. Approximately 93% of the mortgage loans serviced was to borrowers in our primary market areas.

Table 11   Consumer Banking
            (Dollars in Thousands)
                                                Years ended December 31,
                                    -------------------------------------------
                                          2008          2007           2006
                                    -------------------------------------------
NIR (expense) from external sources    $   32,076   $     (7,807)  $    (5,015)
NIR (expense) from internal sources       118,728        163,028       151,532
                                    -------------------------------------------
Total net interest revenue                150,804        155,221       146,517

Other operating revenue                   148,885        144,585       134,261
Operating expense                         219,024        193,599       176,649
Net loans charged off                      16,726          9,233         5,075
Increase (decrease) in fair value
    of mortgage servicing rights          (34,515)        (2,893)        3,009
Gains(losses)on financial instruments, net 12,525           (486)       (1,102)
Gains on repossessed assets, net              193            107            72
                                    -------------------------------------------
Income before taxes                        42,142         93,702       101,033
Federal and state income tax               16,393         36,450        39,302
                                    -------------------------------------------
Net income                            $    25,749   $     57,252   $    61,731
                                    ===========================================

Average assets                        $ 7,974,694   $  7,514,732   $ 6,966,156
Average loans                           2,511,634      2,274,013     2,044,930
Average deposits                        5,678,166      5,442,666     5,123,224
Average invested capital                  216,810        194,130       192,310
Return on assets                             0.32%          0.76%         0.89%
Return on invested capital                  11.88          29.49         32.10
Efficiency ratio                            73.08          64.57         62.91
Net charge-offs to average loans             0.67           0.41          0.25
Banking locations (period-end)                195            189           163
Mortgage loan servicing portfolio     $ 5,983,824   $  5,481,736   $ 4,988,611
Mortgage loan fundings                  1,018,246        919,823       766,458


Wealth Management

The Wealth Management division contributed $30 million of net income in 2008, up $4.1 million or 16% over 2007. Net interest revenue decreased $719 thousand or 2%. Lower internal funds transfer credit provided for deposits sold to the funds management unit decreased net interest revenue by $11 million. Other operating revenue increased $25 million or 19% over 2007. Brokerage and trading revenue was up $26 million, more than double 2007, due primarily to securities trading revenue. Growth in trust fees and commissions was limited to $748 thousand or 1% due primarily to a decrease in the fair value of trust assets.

Operating expenses increased $19 million or 14% over 2007. Personnel expense was up $14 million or 17%, including a $13 million increase in sales commissions associated with securities trading. Non-personnel operating expenses increased $5.1 million or 11% compared with 2007 due to data processing and deposit insurance costs.

The Wealth Management division provided $2.1 billion of average deposits in 2008 compared with $1.7 billion of average deposits in 2007. Interest-bearing transaction accounts averaged $1.5 billion for 2008, an increase of $305 million or 26% over 2007. Average time deposits were $389 million, up $102 million or 35% over last year. Deposit growth for the Wealth Management division was due largely to movement of customer funds from managed money market products into deposits.

At December 31, 2008 and 2007, Wealth Management was responsible for trust assets with aggregate fair values of $30.5 billion and $36.3 billion, respectively, under various fiduciary arrangements. The decrease in fair value of trust assets was due primarily to general market conditions. We have sole or joint discretionary authority over $11.5 billion of trust assets at December 31, 2008 compared to $13.8 billion at December 31, 2007. The fair value of non-managed assets totaled $11.3 billion at December 31, 2008, down from $13.1 billion at the previous year end. The fair value of assets held in safekeeping totaled $7.7 billion at December 31, 2008 and $9.4 billion at December 31, 2007.

Table 12   Wealth Management
            (Dollars in Thousands)
                                                Years ended December 31,
                                    -------------------------------------------
                                          2008          2007           2006
                                    -------------------------------------------
NIR (expense) from external sources    $    12,617   $      8,562   $    16,731
NIR (expense) from internal sources         32,853         37,627        29,180
                                    -------------------------------------------

Total net interest revenue                 45,470         46,189        45,911

Other operating revenue                   156,133        130,681       114,044
Operating expense                         149,966        131,205       114,548
Net loans charged off                       2,961          1,513           242
Cavanal Hill Funds settlement                   -          2,232             -
Gains (losses) on financial instruments, net   (7)            13             5
                                    -------------------------------------------
Income before taxes                        48,669         41,933        45,170
Federal and state income tax               18,932         16,312        17,571
                                    -------------------------------------------
Net income                            $    29,737   $     25,621   $    27,599
                                    ===========================================

Average assets                        $ 2,505,168   $  2,020,472   $ 1,710,193
Average loans                             933,139        910,568       858,267
Average deposits                        2,100,237      1,653,606     1,415,860
Average invested capital                  191,830        182,370       163,340
Return on assets                             1.19%          1.27%         1.61%
Return on invested capital                  15.50          14.05         16.90
Efficiency ratio                            74.39          74.18         71.61
Trust assets                          $30,454,512   $ 36,288,592   $31,704,091


Geographic Market Distribution

The Company also secondarily evaluates performance by primary geographic market. Loans are generally attributed to geographic markets based on the location of the customer and may not reflect the location of the underlying collateral. Brokered deposits and other wholesale funds are not attributed to a geographic market. Funds management and other also includes insignificant results of operations in locations outside our primary geographic regions.

Table 13    Net Income by Geographic Region
            (In Thousands)
                                         Years ended December 31,
                                      2008          2007           2006
                                 ------------- -------------- -------------
Oklahoma                           $ 69,957      $141,817       $145,176
Texas                                42,420        53,772         48,595
New Mexico                           14,449        18,474         17,326
Arkansas                              9,389         4,774          3,851
Colorado                              7,618        13,784         12,361
Arizona                              (8,083)        4,092          3,743
Kansas City                             539          (380)          (622)
-------------------------------- ------------- -------------- -------------
     Subtotal                       136,289       236,333        230,430
Funds management and other           16,943       (18,669)       (17,453)
-------------------------------- ------------- -------------- -------------
     Total                         $153,232      $217,664       $212,977
-------------------------------- ------------- -------------- -------------

Oklahoma Market

Oklahoma remains our predominate market. Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Approximately 51% of our average loans, 50% of our average deposits and 46% of our consolidated net income is attributed to the Oklahoma market. In addition, all of our mortgage servicing activity and 77% of our trust assets are attributed to the Oklahoma market.

Net income generated in the Oklahoma market in 2008 totaled $70 million, down $72 million from the previous year due primarily to credit losses and a decrease in the fair value or mortgage servicing rights, net of economic hedges. Credit losses in the Oklahoma market included a $26 million loan charge off and a $41 million loss on derivative contracts with SemGroup, L.P. The Oklahoma market also recognized $11 million of recoveries of two loans charged-off in previous years and a $6.8 million gain from the partial redemption of shares received from the Visa, Inc. initial public offering.

Net interest revenue decreased $17 million or 6% from 2007 due to the lower internal funds transfer credit provided for deposits sold to the funds management unit. This was partially offset by the benefit of a $67 million or 1% increase in average loans in the Oklahoma market.

Other operating revenue, excluding the $41 million loss on derivative contracts increased $27 million or 9% due primarily to transaction card revenue, mortgage banking revenue and deposit account service charges. Operating expense increased $38 million or 12% due primarily to higher personnel costs and deposit insurance expense.

Net loans charged-off totaled $45 million or 0.70% of average loans in 2008 and $11 million or 0.18% of average loans in 2007. Net loans charged-off in 2008, excluding the SemGroup charge-offs and two recoveries that are not expected to recur, totaled $30 million or 0.47% of average loans.

Table 14 Oklahoma
            (Dollars in Thousands)
                                                Years ended December 31,
                                    -------------------------------------------
                                          2008          2007           2006
                                    -------------------------------------------
Net interest revenue                  $   244,090   $    260,649   $   251,374

Other operating revenue                   280,314        294,565       274,811
Operating expense                         348,345        309,836       289,766
Net loans charged off                      44,783         11,145           929
Increase (decrease) in fair value
    of mortgage servicing rights          (34,515)        (2,893)        3,009
Gains(losses)on financial instruments, net 17,207            602        (1,088)
Gains on repossessed assets, net              527            164           193
                                    -------------------------------------------
Income before taxes                       114,495        232,106       237,604
Federal and state income tax               44,538         90,289        92,428
                                    -------------------------------------------
Net income                            $    69,957   $    141,817   $   145,176
                                    ===========================================

Average assets                        $13,047,213   $ 11,652,430   $10,947,303
Average loans                           6,409,208      6,329,310     6,057,379
Average deposits                        6,780,539      5,999,478     5,507,046
Average invested capital                  780,400        818,360       838,690
Return on assets                             0.54%          1.22%         1.33%
Return on invested capital                   8.96          17.33         17.31
Efficiency ratio                            66.43          55.80         55.07
Net charge-offs to average loans             0.70           0.18          0.02


Texas Market

Texas is our second largest market. Our Texas offices are located primarily in Dallas, Fort Worth and Houston metropolitan areas. Approximately 29% of our average loans, 24% of our average deposits and 28% of our consolidated net income is attributed to the Texas market.

Net interest revenue increased $2.5 million or 2% over 2007. Average outstanding loans increased $587 million or 19% over 2007. The benefit of an increase in average loans was largely offset by the reduced benefit from funds sold to the funds management unit.

Other operating revenue increased 3% and operating expenses increased 7% over last year. Growth in operating expenses included a full-year's costs of Worth National Bank, which was acquired in May, 2007, and higher deposit insurance costs.

Net loans charged-off totaled $17 million or 0.46% of average loans in 2008 and $2.4 million or 0.08% of average loans in 2007.

Table 15   Texas
            (Dollars in Thousands)
                                                Years ended December 31,
                                    ------------------------------------------
                                          2008          2007           2006
                                    ------------------------------------------
Net interest revenue                  $   153,703   $    151,157   $   138,264

Other operating revenue                    45,348         44,177        38,812
Operating expense                         116,345        108,831        96,210
Net loans charged off                      16,544          2,438         5,081
Gains (losses) on repossessed assets, net     119            (47)          145
                                    ------------------------------------------
Income before taxes                        66,281         84,018        75,930
Federal and state income tax               23,861         30,246        27,335
                                    ------------------------------------------
Net income                            $    42,420   $     53,772   $    48,595
                                    ==========================================

Average assets                        $ 5,263,108   $  4,544,447   $ 4,146,532
Average loans                           3,635,216      3,046,091     2,559,918
Average deposits                        3,222,986      2,959,111     2,803,801
Average invested capital                  463,360        471,910       435,010
Return on assets                             0.81%          1.18%         1.17%
Return on invested capital                   9.15          11.39         11.17
Efficiency ratio                            58.45          55.72         54.33
Net charge-offs to average loans             0.46           0.08          0.20


Other Markets

Net income attributed to our New Mexico market totaled $14 million or 9% of consolidated net income for 2008, down from $18 million in 2007. The decrease in net income attributed to New Mexico resulted from lower net interest revenue due to the lower internal funds transfer credit provided for deposits sold to the funds management unit.

Net income in the Arkansas market increased to $9.4 million in 2008 from $4.8 million in 2007 due primarily to growth in securities trading revenue at our Little Rock office. This was partially offset by a $2.0 million increase in net loans charged-off, primarily indirect automobile loans.

Net income attributed to the Colorado market totaled $7.6 million in 2008, down from $14 million in 2007. Net loans charged-off totaled $8.1 million or 0.95% of average loans in 2008 and $276 thousand or 0.04% of average loans in 2007.

We incurred a net loss of $8.1 million in the Arizona market in 2008 compared with net income of $4.1 million in 2007. The loss was largely due to an increase in net loans charged-off and an increase in operating expenses. Net loans charged-off totaled $18 million or 3.06% of average loans in 2008 and $1.6 million or 0.30% of average loans in 2007. Most of the net loans charged-off were land and residential development loans originated in the Tucson market. The increase in operating expenses are primarily related to personnel costs incurred to build our commercial banking presence in the Phoenix market.

Table 16 New Mexico
            (Dollars in Thousands)
                                                Years ended December 31,
                                    ------------------------------------------
                                          2008          2007           2006
                                    ------------------------------------------
Net interest revenue                  $    39,242   $     45,083   $    41,999

Other operating revenue                    23,788         24,127        21,317
Operating expense                          35,662         35,329        32,869
Net loans charged off                       3,715          3,645         2,117
Gains (losses) on repossessed assets, net      (6)             -            27
                                    ------------------------------------------
Income before taxes                        23,647         30,236        28,357
Federal and state income tax                9,198         11,762        11,031
                                    ------------------------------------------
Net income                            $    14,449   $     18,474   $    17,326
                                    ==========================================

Average assets                        $ 1,736,872   $  1,784,928   $ 1,666,863
Average loans                             828,084        802,916       687,281
Average deposits                        1,036,209      1,082,883     1,011,161
Average invested capital                  114,150        118,320       107,160
Return on assets                             0.83%          1.03%         1.04%
Return on invested capital                  12.66          15.61         16.17
Efficiency ratio                            56.58          51.05         51.91
Net charge-offs to average loans             0.45           0.45          0.31


Table 17 Arkansas
            (Dollars in Thousands)
                                               Years ended December 31,
                                    -------------------------------------------
                                          2008          2007           2006
                                    -------------------------------------------
Net interest revenue                  $    11,784   $     10,075   $     7,667

Other operating revenue                    29,104         17,213        16,523
Operating expense                          22,027         18,237        17,645
Net loans charged off                       3,253          1,238           205
Losses on repossessed assets, net             242              -            38
                                    -------------------------------------------
Income before taxes                        15,366          7,813         6,302
Federal and state income tax                5,977          3,039         2,451
                                    -------------------------------------------

Net income                            $     9,389   $      4,774   $     3,851
                                    ===========================================

Average assets                        $   475,794   $    393,575   $   281,896
Average loans                             434,096        357,286       241,124
Average deposits                           73,605         68,659        69,891
Average invested capital                   30,290         27,190        22,680
Return on assets                             1.97%          1.21%         1.37%
Return on invested capital                  31.00          17.56         16.98
Efficiency ratio                            53.87          66.83         72.94
Net charge-offs to average loans             0.75           0.35          0.09

Table 18 Colorado
            (Dollars in Thousands)
                                                Years ended December 31,
                                    -------------------------------------------
                                          2008          2007           2006
                                    -------------------------------------------
Net interest revenue                  $    37,009   $     36,544   $    30,777

Other operating revenue                    16,600         16,276        12,633
Operating expense                          32,997         29,985        23,214
Net loans charged off (recovered)           8,145            276           (35)
                                    -------------------------------------------
Income before taxes                        12,467         22,559        20,231
Federal and state income tax                4,849          8,775         7,870
                                    -------------------------------------------

Net income                            $     7,618   $     13,784   $    12,361
                                    ===========================================

Average assets                        $ 1,850,419   $  1,687,312   $ 1,192,158
Average loans                             861,337        738,581       528,289
Average deposits                        1,058,816        992,844       713,372
Average invested capital                  126,170        115,170        96,360
Return on assets                             0.41%          0.82%         1.04%
Return on invested capital                   6.04          11.97         12.83
Efficiency ratio                            61.55          56.77         53.48
Net charge-offs to average loans             0.95           0.04         (0.01)


Table 19 Arizona
            (Dollars in Thousands)
                                                Years ended December 31,
                                    -------------------------------------------
                                          2008          2007           2006
                                    -------------------------------------------
Net interest revenue                  $    18,608   $     19,292   $    14,687

Other operating revenue                     1,300          2,294         1,092
Operating expense                          14,741         13,301         9,644
Net loans charged off                      18,109          1,588             9
Losses on repossessed assets, net             287              -             -
                                    -------------------------------------------
Income (loss) before taxes                (13,229)         6,697         6,126
Federal and state income tax (benefit)     (5,146)         2,605         2,383
                                    -------------------------------------------
Net income (loss)                     $    (8,083)  $      4,092   $     3,743
                                    ===========================================

Average assets                        $   627,784   $    553,315   $   349,171
Average loans                             592,067        519,359       314,581
Average deposits                          126,313        122,617       113,789
Average invested capital                   61,780         30,040         6,970
Return on assets                            (1.29)%         0.74%         1.07%
Return on invested capital                 (13.08)         13.62         53.70
Efficiency ratio                            74.05          61.62         61.12
Net charge-offs to average loans             3.06           0.31             -

Table 20 Kansas City
            (Dollars in Thousands)
                                             Years ended December 31,
                                    ---------------------------------------
                                         2008         2007          2006
                                    ---------------------------------------
Net interest revenue                  $    7,692   $     4,151   $    1,637

Other operating revenue                   13,456         6,533        2,118
Operating expense                         13,164        11,144        4,772
Net loans charged off                      7,102           162            -
                                    ---------------------------------------
Income (loss) before taxes                   882          (622)      (1,017)
Federal and state income tax (benefit)       343          (242)        (395)
                                    ---------------------------------------
Net income (loss)                     $      539   $      (380)  $     (622)
                                    =======================================

Average assets                        $  354,703   $   184,693   $   85,718
Average loans                            338,860       178,169       84,453
Average deposits                          37,964        16,936          968
Average invested capital                  23,970        13,790        2,310
Return on assets                            0.15%        (0.21)%      (0.73)%
Return on invested capital                  2.25         (2.76)      (26.93)%
Efficiency ratio                           62.25        104.31       127.08
Net charge-offs to average loans            2.10          0.09            -


Assessment of Financial Condition

Securities

BOK Financial maintains a securities portfolio to support its interest rate risk management strategies, enhance profitability, provide liquidity and comply with regulatory requirements. Securities are classified as held for investment, available for sale or trading.

Table 21   Securities
            (Dollars in Thousands)
                                                                         December 31,
                                         -----------------------------------------------------------------------------
                                                   2008                      2007                      2006
                                         ------------------------- ------------------------- -------------------------
                                          Amortized      Fair       Amortized      Fair       Amortized      Fair
                                            Cost         Value        Cost         Value        Cost         Value
                                         ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  U.S. Treasury                           $        -    $       -   $        -   $        -   $    1,999    $   1,995
  Municipal and other tax-exempt             235,791      239,178      242,274      243,061      240,976      238,869
  Other debt securities                        6,553        6,591        5,675        5,727        5,714        5,744
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
     Total                                $  242,344    $ 245,769   $  247,949   $  248,788   $ 248,689     $ 246,608
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Available for sale:
    U.S. Treasury                         $    6,987    $   7,126   $    6,961   $    7,088   $    6,014    $   5,983
    Municipal and other tax-exempt            19,537       20,163       26,478       26,578       77,860       78,614
    Mortgage-backed securities:
      U.S. agencies                        4,900,895    4,972,928    3,838,219    3,817,939    3,204,592    3,128,138
      Other                                1,636,934    1,241,238    1,664,537    1,641,189    1,361,373    1,333,533
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
        Total mortgage-backed securities   6,537,829    6,214,166    5,502,756    5,459,128    4,565,965    4,461,671
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
    Other debt securities                         37           36           42           41           46           45
    Federal Reserve Banks                     32,380       32,380       31,299       31,299       23,609       23,609
    Federal Home Loan Banks                   61,760       61,760       57,265       57,265       50,897       50,897
    Perpetual preferred stocks                32,472       21,701       32,778       32,778            -            -
    Other equity securities and mutual funds  31,421       34,119       30,347       36,363       27,454       34,242
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
      Total                               $6,722,423   $6,391,451   $5,687,926   $5,650,540   $4,751,845   $4,655,061
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
  Mortgage trading:
    Mortgage-backed U.S. agency securities $ 386,571   $  399,211   $  153,920   $  154,701   $  163,094   $  162,837
---------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At December 31, 2008, investment securities were carried at $242 million and had a fair value of $246 million. Management has the ability and intent to hold these securities until they mature.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $6.7 billion at December 31, 2008, up $1.0 billion compared with December 31, 2007. Mortgage-backed securities represented 97% of total available for sale securities. The Company holds no debt securities of corporate issuers.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
2.4 years at December 31, 2008. Management estimates that the expected duration would extend to approximately 2.6 years assuming a 300 basis point immediate rate shock. The effect of falling interest rates from current low levels is not expected to be significant.

Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At December 31, 2008, approximately $4.9 billion of the amortized cost of the Company's mortgage-backed securities were issued by U.S. government agencies. The fair value of these mortgage-backed securities totaled $5.0 billion at December 31, 2008.

The Company also holds approximately $1.6 billion, based on amortized cost, of mortgage-backed securities privately issued by publicly-owned financial institutions. The fair value of our portfolio of privately issued mortgage-backed securities totaled $1.2 billion at December 31, 2008.

Credit risk on mortgage-backed securities originated by these issuers is mitigated by investment in senior tranches with additional collateral support. None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $390 million of the privately issued mortgage-backed securities consisted of Alt-A mortgage loans. Approximately 82% of these securities, including all Alt-A mortgage-backed securities originated in 2007 and 2006, are credit enhanced with additional collateral support. Approximately 86% of our Alt-A mortgage-backed securities represented pools of fixed-rate mortgage loans. None of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities at December 31, 2008 totaled $418 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses, support for debt securities provided by government guarantees or credit enhancements, ratings of the respective issuers and other factors to assess the prospects for recovery over various interest rate scenarios and time periods. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

Approximately $252 million of our portfolio of mortgage-backed securities are rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $92 million. We use an adjusted loan to value ratio as part of our evaluation of whether the unrealized losses on these securities are temporary or other-than-temporary. Consideration is given to other-than-temporary impairment if the adjusted loan to value ratio of a specific security exceeds 85%. We expect the number of below investment grade securities to increase as the rating agencies continue their evaluations in a worsening economy. A distribution of the amortized cost, fair value and unrealized loss by adjusted loan to value ratio is presented in Table 22.

Table 22  Below Investment Grade Securities at December 31, 2008
            (In Thousands)

     Adjusted LTV
        Ratio         Amortized Cost    Fair Value
 ---------------------------------------------------
   < 70 %             $   89,244       $   62,886
   70 < 75                66,862           43,522
   75 < 80                83,298           46,785
   80 < 85                12,702            6,985
 ---------------------------------------------------
   Total              $  252,106       $  160,178
 ---------------------------------------------------

Our portfolio of available for sale securities also included preferred stocks issued by seven financial institutions. These stocks were originally purchased for $46 million and have a current carrying value of $32 million. Our carrying value of these stocks has been reduced by $14 million of other-than-temporary impairment charges. None of the institutions that issued these stocks were in default. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. The aggregate fair value of these preferred stocks decreased to $22 million at December 31, 2008 due to a significant widening of spreads to LIBOR related to current market disruptions. Management believes that the fair value of these securities will recover to our carrying value as spreads to LIBOR return to a range of 400 basis points to 500 basis points.

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

Bank-Owned Life Insurance

The Company has approximately $237 million invested in bank-owned life insurance at December 31, 2008. These investments are expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $204 million is held in separate accounts. The Company's separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, mortgage-backed securities, corporate debt, asset-backed and CMBS securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2008, cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $199 million and cash surrender value represented by the value of the stable value wrap was approximately $4.6 million. The stable value wrap was provided by a highly-rated, domestic financial institution. The remaining cash surrender value of $33 million primarily represented the cash surrender value of policies held in the general accounts and amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.9 billion at December 31, 2008, a $935 million or 8% increase since December 31, 2008. Commercial loans, residential mortgage loans and consumer loans increased during the year. Commercial real estate loans decreased during the same period.

In previous years, the Company had reported residential loans held for sale by its mortgage banking division as part of its loan portfolio. These loans are now reported separately on the consolidated balance sheet and are excluded from this discussion. Information for prior periods has been reclassified for consistent presentation.

The commercial loan portfolio increased $650 million during 2008 to $7.4 billion at December 31, 2008. Energy loans totaled $2.3 billion or 18% of total loans. Outstanding energy loans increased $357 million during 2008. Approximately $2.0 billion of energy loans was to oil and gas producers, up from $1.6 billion at December 31, 2007. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included $161 million of loans to borrowers that provide services to the energy industry, $128 million of loans to borrowers engaged in wholesale or retail energy sales and $55 million of loans to borrowers that manufacture equipment for the energy industry. The energy category of our loan portfolio is distributed $1.1 billion in Oklahoma, $728 million in Texas and $433 million in Colorado.

The services sector of the loan portfolio totaled $2.0 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming, financial services and transportation services. Outstanding loans to the services sector of the loan portfolio increased $305 million during 2008. Approximately $1.3 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $731 million of the outstanding balance of services loans is attributed to Texas, $658 million to Oklahoma, $247 million to New Mexico, $135 million to Arizona and $132 million to Colorado.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 23.

Table 23    Loans
            (In Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                          2008         2007         2006         2005          2004
                                                     ------------ ------------ ------------ ------------- ------------
Commercial:
   Energy                                            $2,311,813   $1,954,967   $1,763,180   $1,399,417    $1,223,195
   Services                                           2,038,451    1,733,569    1,555,141    1,425,821     1,190,814
   Wholesale/retail                                   1,165,099    1,084,379      932,531      793,032       699,318
   Manufacturing                                        497,957      493,185      609,571      514,792       484,423
   Healthcare                                           777,154      685,131      602,273      520,309       424,257
   Agriculture                                          197,629      240,469      321,380      291,858       262,436
   Other commercial and industrial                      423,500      569,884      424,808      354,706       291,393
                                                     ------------ ------------ ------------ ------------- ------------
     Total commercial                                 7,411,603    6,761,584    6,208,884    5,299,935     4,575,836
Commercial real estate:
   Construction and land development                    926,226    1,007,414      889,925      638,366       457,399
   Retail                                               371,228      423,118      374,294      305,217       312,016
   Office                                               459,357      421,163      420,914      499,174       342,950
   Multifamily                                          316,596      214,388      239,000      204,620       231,985
   Industrial                                           149,367      154,255      146,406       90,601        75,884
   Other real estate loans                              478,474      502,746      376,001      251,924       200,876
                                                     ------------ ------------ ------------ ------------- ------------
     Total commercial real estate                     2,701,248    2,723,084    2,446,540    1,989,902     1,621,110
Residential mortgage:
   Permanent mortgage                                 1,273,275    1,092,382      867,748      807,509       847,254
   Home equity                                          479,299      442,223      388,511      361,822       351,664
                                                     ------------ ------------ ------------ ------------- ------------
     Total residential mortgage                       1,752,574    1,534,605    1,256,259    1,169,331     1,198,918
Consumer:
   Indirect automobile                                  692,615      625,203      465,622      358,144       234,630
   Other consumer                                       317,966      296,094      273,873      271,000       258,211
                                                     ------------ ------------ ------------ ------------- ------------
     Total consumer                                   1,010,581      921,297      739,495      629,144       492,841
---------------------------------------------------- ------------ ------------ ------------ ------------- ------------
     Total                                          $12,876,006  $11,940,570  $10,651,178   $9,088,312    $7,888,705
---------------------------------------------------- ------------ ------------ ------------ ------------- ------------


BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2008, the outstanding principal balance of these loans totaled $2.2 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 21% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.7 billion or 21% of the loan portfolio at December 31, 2008. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.

The outstanding balance of commercial real estate loans decreased $22 million or 1% from the previous year end. Construction and land development loans decreased $81 million to $926 million at December 31, 2008. Approximately $244 million of these loans are attributed to the Oklahoma market, $246 million to the Texas market, $172 million to the Colorado market and $155 million to the Arizona market.

Loans secured by multifamily residential properties increased $102 million, primarily in the Texas and Oklahoma markets. Loans secured by office buildings increased $38 million, primarily in the Colorado, Texas, Oklahoma and New Mexico markets. The geographic distribution of the $1.8 billion of commercial real estate loans excluding construction land and land development loans primarily consisted of $600 million in Oklahoma, $580 million in Texas, $206 million in New Mexico, $165 million in Arizona and $90 million in Colorado. Other commercial real estate loans in the Arizona market included $64 million secured by retail facilities and $47 million secured by office facilities.

Residential mortgage loans totaled $1.8 billion, up $218 million or 14% since December 31, 2007. Permanent 1-4 family mortgage loans increased $181 million and home equity loans increased $37 million. We have no concentration in sub-prime residential mortgage loans and our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or loans with initial rates that are below market. Our portfolio of permanent 1- 4 family mortgage loans includes $127 million of community development loans. These loans are generally underwritten to prime standards and require full documentation. Approximately $1.2 billion of our residential mortgage loan portfolio is attributed to borrowers in Oklahoma and $315 million to borrowers in Texas.

At December 31, 2008, consumer loans included $693 million of indirect automobile loans. Approximately $434 million of these loans were purchased from dealers in Oklahoma and $170 million were purchased from dealers in Arkansas. The remaining $88 million were purchased from dealers in Texas. Indirect automobile loans increased $110 million through June 30,

2008, then decreased $42 million during the second half of 2008. Approximately 6% of the outstanding balance at December 31, 2008 is considered near-prime, which is defined as loans to borrowers that had poor credit in the past but have re-established credit over a period of time. We generally do not originate sub-prime indirect automobile loans.

Table 24  Loan Maturity and Interest Rate Sensitivity at December 31, 2008
            (In Thousands)
                                                             Remaining Maturities of Selected Loans
                                                             --------------------------------------
                                                  Total      Within 1 Year 1-5 Years   After 5 Years
                                              -------------- ------------ ------------ ------------
Loan maturity:
   Commercial                                 $ 7,411,603     $2,482,847   $4,099,164  $  829,592
   Commercial real estate                       2,701,248      1,474,211      934,537     292,500
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                   $10,112,851     $3,957,058   $5,033,701  $1,122,092
--------------------------------------------- -------------- ------------ ------------ ------------

Interest rate sensitivity for selected loans with:
   Predetermined interest rates               $ 3,921,529     $  614,129   $2,707,477  $  599,923
   Floating or adjustable interest rates        6,191,322      3,342,929    2,326,224     522,169
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                   $10,112,851     $3,957,058   $5,033,701  $1,122,092
--------------------------------------------- -------------- ------------ ------------ ------------

Table 25  Loans by Principal Market Area
            (In Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                          2008         2007         2006         2005          2004
                                                     ------------ ------------ ------------ ------------- ------------
Oklahoma:
   Commercial                                        $3,356,520   $3,224,013   $3,186,085   $3,059,441    $2,784,657
   Commercial real estate                               843,576      885,866      979,251      859,829       744,724
   Residential mortgage                               1,196,924    1,080,483      896,567      842,456       901,538
   Consumer                                             579,809      576,070      512,032      466,180       367,947
                                                     ------------ ------------ ------------ ------------- ------------
     Total Oklahoma                                  $5,976,829   $5,766,432   $5,573,935   $5,227,906    $4,798,866
                                                     ------------ ------------ ------------ ------------- ------------
Texas:
   Commercial                                        $2,353,860   $1,997,659   $1,722,627   $1,356,611    $1,120,069
   Commercial real estate                               825,769      830,980      670,635      569,921       459,067
   Residential mortgage                                 315,438      278,842      213,801      199,726       191,296
   Consumer                                             212,820      142,958       95,652       89,017        86,732
                                                     ------------ ------------ ------------ ------------- ------------
     Total Texas                                     $3,707,887   $3,250,439   $2,702,715   $2,215,275    $1,857,164
                                                     ------------ ------------ ------------ ------------- ------------
New Mexico:
   Commercial                                          $418,732     $473,262     $411,272     $383,325      $354,904
   Commercial real estate                               286,574      252,884      257,079      232,564       196,832
   Residential mortgage                                  98,018       84,336       75,159       65,784        63,043
   Consumer                                              18,616       16,105       13,256       15,137        13,260
                                                     ------------ ------------ ------------ ------------- ------------
     Total New Mexico                                  $821,940     $826,587     $756,766     $696,810      $628,039
                                                     ------------ ------------ ------------ ------------- ------------
Arkansas:
   Commercial                                          $103,446     $106,328      $95,483      $79,719       $61,934
   Commercial real estate                               134,015      124,317       94,395       75,483        74,478
   Residential mortgage                                  16,875       16,393       23,076       13,044        11,238
   Consumer                                             175,647      163,626       86,017       25,659         3,858
                                                     ------------ ------------ ------------ ------------- ------------
     Total Arkansas                                    $429,983     $410,664     $298,971     $193,905      $151,508
                                                     ------------ ------------ ------------ ------------- ------------
Colorado:
   Commercial                                          $660,546     $490,373     $451,046     $270,108      $191,459
   Commercial real estate                               261,820      252,537      193,747      133,537       118,134
   Residential mortgage                                  53,875       26,556       15,812       21,918        31,693
   Consumer                                              16,141       16,457       26,591       27,871        21,044
                                                     ------------ ------------ ------------ ------------- ------------
     Total Colorado                                    $992,382     $785,923     $687,196     $453,434      $362,330
                                                     ------------ ------------ ------------ ------------- ------------
Arizona:
   Commercial                                          $211,356     $157,341      $96,453      $50,489       $     -
   Commercial real estate                               319,525      342,673      207,035      115,697        27,875
   Residential mortgage                                  62,123       46,269       31,280       26,102             -
   Consumer                                               6,075        5,522        5,947        5,280             -
                                                     ------------ ------------ ------------ ------------- ------------
     Total Arizona                                     $599,079     $551,805     $340,715     $197,568       $27,875
                                                     ------------ ------------ ------------ ------------- ------------
Kansas:
   Commercial                                          $307,143     $312,608     $245,918     $100,242       $62,813
   Commercial real estate                                29,969       33,827       44,398        2,871             -
   Residential mortgage                                   9,321        1,726          564          301           110
   Consumer                                               1,473          559            -            -             -
                                                     ------------ ------------ ------------ ------------- ------------
     Total Kansas                                      $347,906     $348,720     $290,880     $103,414       $62,923
                                                     ------------ ------------ ------------ ------------- ------------
     Total BOK Financial loans                      $12,876,006  $11,940,570  $10,651,178   $9,088,312    $7,888,705
                                                     ------------ ------------ ------------ ------------- ------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.0 billion and standby letters of credit which totaled $599 million at December 31, 2008. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.6 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at December 31, 2008.

Table 26    Off-Balance Sheet Credit Commitments
            (In Thousands)
                                                              As of December 31,
                                          2008           2007         2006         2005          2004
                                     -------------- ------------- ------------ ------------ -------------
Loan commitments                      $5,015,660     $5,345,736    $5,318,257   $4,349,114   $3,459,425
Standby letters of credit                598,618        555,758       527,627      558,907      414,228
Mortgage loans sold with recourse        391,188        392,534       329,713      248,150       32,134
------------------------------------ -------------- ------------- ------------ ------------ -------------

The Company also has off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses from default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At December 31, 2008, the principal balance of loans sold subject to recourse obligations totaled $391 million. Substantially all of these loans are to borrowers in our primary markets including $274 million to borrowers in Oklahoma, $44 million to borrowers in Arkansas, $22 million to borrowers in New Mexico, $19 million to borrowers in the Kansas City area and $18 million to borrowers in Texas. The separate reserve for this off-balance commitment totaled $8.8 million at December 31, 2008. Approximately 3.14% of the loans sold with recourse with an outstanding principal balance of $13 million were either delinquent more than 90 days, in bankruptcy or in foreclosure. The provision for credit losses on loans sold with recourse, which is included in mortgage banking costs, was $8.6 million for 2008. Net losses charged against the reserve totaled $3.4 million for 2008.

Customer Derivative Programs

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

Counterparty credit risk is evaluated through existing policies and procedures. This evaluation considers the total relationship between BOK Financial and each of the counterparties. Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee. Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits. Based on declines in the counterparties' credit ratings, these limits are reduced and additional margin collateral may be required.

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

Derivative contracts are carried at fair value. At December 31, 2008, the net fair values of derivative contracts reported as assets under these programs totaled $656 million, up from $501 million at December 31, 2007. At December 31, 2008, derivative contracts carried as assets included energy contracts with fair values of $423 million, interest rate contracts with fair values of $174 million and foreign exchange contracts with fair values of $52 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $682 million.

As of January 1, 2008, the Company adopted FASB Staff Position FIN 39-1 which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. Total derivative assets were reduced by $217 million of cash collateral received from counterparties and total derivative liabilities were reduced by $15 million of cash collateral delivered to counterparties at December 31, 2008.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2008 was (in thousands):

Customers                                                     $206,719
Banks                                                          120,516
Energy companies                                                76,296
Exchanges                                                       30,204
Other                                                            5,319
                                                               --------
Fair value of customer hedge asset derivative contracts, net   $439,054
                                                               ========

The largest net reported amount due from a single counterparty, a subsidiary of a major energy company, at December 31, 2008 was $64 million. Letters of credit issued by independent financial institutions further reduce our exposure to this customer to $14 million.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceed established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $20 per barrel of oil would increase the fair value of derivative assets by $256 million. An increase in prices equivalent to $80 per barrel of oil would decrease the fair value of derivative assets by $98 million as current prices move closer to the fixed prices embedded in our existing contracts. Further increases in prices equivalent to $120 per barrel of oil would increase the fair value of our derivative assets by $621 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $286 million.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. The combined allowance for loan and off-balance sheet credit losses totaled $248 million or 1.93% of outstanding loans and 83% of non-accruing loans at December 31, 2008. At December 31, 2007, the combined allowance for loan losses and off-balance sheet credit losses was $148 million or 1.24% of outstanding loans and 175% of non-accruing loans. The reserve for loan losses totaled $233 million or 1.81% of outstanding loans at December 31, 2008 and $127 million or 1.06% of outstanding loans at December 31, 2007. The reserve for off-balance sheet credit commitments was $15 million at December 31, 2008, down from $21 million at December 31, 2007 due largely to changes in risk factors and the funding of existing commitments.

Net loans charged off during 2008 totaled $102 million compared to $21 million in the previous year. The ratio of net loans charged off to average outstanding loans was 0.81% for 2008 compared with 0.19% for 2007.

Gross loans charged off in 2008 totaled $122 million, an increase of $91 million over 2007. The single largest gross amount charged off during 2008 was $26 million from the SemGroup credit. The remaining gross loans charged off included $49 million of other commercial loans, $19 million of commercial real estate loans and $21 million of consumer loans. Recoveries of loans previously charged off increased to $20 million in 2008 from $11 million in the previous year. In addition to the normal trend of recoveries, we recovered $7.1 million from a loan charged off in 2005 and $4.0 million from a loan charged off in 2001 during 2008.

Commercial loans charged off in 2008, in addition to SemGroup, included $17 million in the services sector of the loan portfolio. Commercial loans charged off were distributed across our markets. Commercial real estate loans charged off were largely concentrated in the Arizona market. Approximately $16 million of land and residential construction loans in Arizona were charged off in 2008.

Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, totaled $14 million for 2008, up $6.3 million over the previous year. Net charge-offs of indirect auto loans totaled $8.6 million for 2008 and $2.9 million for 2007. Net indirect auto loans charged off were $4.7 million in the Oklahoma market, $2.9 million in the Arkansas market and $923 thousand in the Texas market.

Table 27    Summary of Loan Loss Experience
            (Dollars in Thousands)
                                                                         Years ended December 31,
                                                    -------------------------------------------------------------------
 Reserve for loan losses:                                2008         2007         2006          2005         2004
                                                    -------------------------------------------------------------------
   Beginning balance                                  $126,677     $109,497     $103,876      $108,618     $114,784
     Loans charged off:
       Commercial                                       74,976       14,380       10,517         9,670       13,921
       Commercial real estate                           19,141        1,795           87         2,619          971
       Residential mortgage                              7,223        1,709        1,265         1,212        1,465
       Consumer                                         20,871       13,733       12,127        12,257       13,328
 ----------------------------------------------------------------------------------------------------------------------
         Total                                         122,211       31,617       23,996        25,758       29,685
 ----------------------------------------------------------------------------------------------------------------------
     Recoveries of loans previously charged off:
       Commercial                                       13,379        4,534        5,405         4,071        2,283
       Commercial real estate                              332          110          327           117           30
       Residential mortgage                                366          309          161           180          243
       Consumer                                          6,413        5,558        5,638         5,176        5,171
 ----------------------------------------------------------------------------------------------------------------------
         Total                                          20,490       10,511       11,531         9,544        7,727
 ----------------------------------------------------------------------------------------------------------------------
   Net loans charged off                               101,721       21,106       12,465        16,214       21,958
   Provision for loan losses                           208,280       34,758       18,086        10,401       15,792
   Additions due to acquisitions                             -        3,528            -         1,071            -
 ----------------------------------------------------------------------------------------------------------------------
   Ending balance                                     $233,236     $126,677     $109,497      $103,876     $108,618
 ----------------------------------------------------------------------------------------------------------------------
   Reserve for off-balance sheet credit losses:
   Beginning balance                                   $20,853      $20,890      $20,574       $18,502      $13,855
   Provision for off-balance sheet credit losses        (5,687)         (37)         316         2,040        4,647
   Additions due to acquisitions                             -            -            -            32            -
 ----------------------------------------------------------------------------------------------------------------------
   Ending balance                                      $15,166      $20,853      $20,890       $20,574      $18,502
 ----------------------------------------------------------------------------------------------------------------------
    Total provision for credit losses                 $202,593      $34,721      $18,402       $12,441      $20,439
 ----------------------------------------------------------------------------------------------------------------------
   Reserve for loan losses to loans outstanding at
      year-end                                             1.81%        1.06%        1.03%         1.14%        1.38%
   Net charge-offs to average loans                        0.81         0.19         0.13          0.19         0.29
   Total provision for credit losses to average loans      1.62         0.31         0.19          0.15         0.27
   Recoveries to gross charge-offs                        16.77        33.24        48.05         37.05        26.03
   Reserve for loan losses as a multiple of net
      charge-offs                                          2.29x        6.00x         8.78x        6.41x        4.95x
   Reserve for off-balance sheet credit losses to
      off-balance sheet credit commitments                 0.27%        0.35%         0.36%        0.42%        0.48%
   Combined reserves for credit losses to loans
      outstanding at year-end                              1.93%        1.24%         1.22%        1.37%        1.61%
  ----------------------------------------------------------------------------------------------------------------------
   Problem Loans:
     Loans past due (90 days)                         $ 19,123     $  5,575     $  5,945      $  8,708     $  7,649
     Nonaccrual(1)                                     300,073       84,290       26,055        25,162       52,660
     Renegotiated(2)                                    13,039       10,394        9,802         6,379        4,689
 ----------------------------------------------------------------------------------------------------------------------
        Total                                         $332,235     $100,259     $ 41,802      $ 40,249     $ 64,998
 ----------------------------------------------------------------------------------------------------------------------
   Foregone interest on nonaccrual loans(1)           $  8,391     $  3,011     $  2,130      $  2,515     $  4,617
 ----------------------------------------------------------------------------------------------------------------------

(1) Interest collected and recognized on nonaccrual loans was not significant in 2008 and previous years disclosed.
(2) Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.


The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 27 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The relationship between the combined reserve for credit losses and outstanding loans is also presented for comparison with peer banks and others who have not adopted the preferred presentation. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

At December 31, 2008, specific impairment reserves totaled $29 million on total impaired loans of $270 million. Specific impairment reserves were $4.4 million on total impaired loans of $74 million at December 31, 2007. Impaired loans with no specific impairment reserves totaled $76 million at December 31, 2008. Impairment losses on these loans were charged-off against the allowance for loan losses as they were identified.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The range of nonspecific reserves for general economic factors includes their effect on our commercial, commercial real estate, residential mortgage and consumer loan portfolios. Nonspecific reserves attributed to general economic conditions increased during 2008. Weakness in the economy became more apparent due to disruption in the credit markets, lower consumer confidence and continued weakness in residential real estate markets.

The provision for credit losses totaled $203 million for 2008, compared with $35 million for the previous year. Factors considered in determining the provision for credit losses for 2008 included trends of increasing net charge-offs and nonperforming loans, concentrations in commercial real estate and residential homebuilder loans and deteriorating trends in the general economy. The application of statistical migration factors to our loan portfolio identified a trend toward more rapid deterioration from pass grading in the current recession. The increased provision also considered growth in identified potential problem loans.


Table 28    Loan Loss Reserve Allocation
            (Dollars in Thousands)
                                                                     December 31,
                           -------------------------------------------------------------------------------------------------
                                  2008                2007                2006                2005               2004
                           ------------------ ------------------- ------------------- ------------------- ------------------
                                       % of                % of                % of                % of               % of
                           Reserve(2)Loans(1) Reserve(2) Loans(1) Reserve(2) Loans(1) Reserve(2) Loans(1) Reserve(2)Loans(1)
                           --------- -------- --------- --------- --------- --------- --------- --------- --------- --------
Loan category:
   Commercial              $100,743   57.56%   $49,961   56.07%    $44,151   58.29%    $43,915   58.32%    $52,325   58.00%
   Commercial real estate    75,555   20.98     40,807   22.89      30,838   22.97      25,529   21.89      21,317   20.55
   Residential mortgage      14,017   13.61      6,156   13.38       4,663   11.80       5,302   12.87       5,904   15.20
   Consumer                  19,819    7.85      9,962    7.66      11,784    6.94      10,929    6.92      12,034    6.25
   Nonspecific allowance     23,102      -      19,791      -       18,061      -       18,201      -       17,038      -
-------------------------- --------- -------- --------- --------- --------- --------- --------- --------- --------- --------
   Total                   $233,236  100.00%  $126,677  100.00%   $109,497  100.00%   $103,876  100.00%   $108,618  100.00%
-------------------------- --------- -------- --------- --------- --------- --------- --------- --------- --------- --------

(1)  Excludes residential mortgage loans held for sale.
(2) Specific allocation for the loan concentration risks are included in the appropriate category.


Non-performing Assets

Non-performing assets totaled $342 million or 2.65% of outstanding loans and repossessed assets at December 31, 2008, up $238 million since December 31, 2007. In addition to $300 million of non-accruing loans, non-performing assets included $13 million of restructured residential mortgage loans and $29 million of real estate and other repossessed assets. Approximately $10 million of the restructured residential mortgage loans are guaranteed by agencies of the U.S. government. Non-performing assets included $15 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007. The Company will be reimbursed by the sellers up to $5.3 million for any losses incurred during a three-year period after the acquisition date. The Company generally retains non-performing assets to maximize potential recovery which may cause future non-performing assets to increase.

Non-accruing commercial loans totaled $135 million or 1.82% of total commercial loans at December 31, 2008. Non-accruing commercial loans increased $92 million since December 31, 2007. Non-accruing loans in the energy sector of the commercial loan portfolio increased $49 million, substantially all due to the SemGroup credit. This represents approximately one-third of our pre-bankruptcy credit exposure to SemGroup. In addition, wholesale/retail, services and healthcare sectors of the commercial loan portfolio increased $15 million, $11 million and $10 million, respectively. The distribution of non-accruing commercial loans among our various markets included $75 million in Oklahoma, $22 million in Colorado, $20 million in Texas and $11 million in Kansas City.

Non-accruing commercial real estate loans totaled $137 million or 5.08% of outstanding commercial real estate loans at December 31, 2008. Total non-accruing commercial real estate loans increased $112 million since December 31, 2007, including a $63 million increase in loans secured by land, residential lots and residential construction properties, a $21 million increase in multifamily residential loans and a $10 million increase in loans secured by retail facilities. Non-accruing land and residential construction loans totaled $76 million or 8.21% of the respective loan portfolio sector at December 31, 2008. Other increases in non-accruing commercial real estate loans are spread across all sectors of the commercial real estate loan portfolio. Non-accruing commercial real estate loans attributed to our various markets included $76 million to Arizona, $23 million to Oklahoma, $14 million to Texas, $10 million to Colorado and $8 million to New Mexico.

At December 31, 2008, non-accruing commercial real estate loans in the Arizona market totaled $76 million or 23.85% of commercial real estate loans in that market, up from $9 million or 1.70% at the previous year end. Non-accruing land and residential lot and construction loans in Arizona totaled $50 million at December 31, 2008. Other non-accruing commercial real estate loans in the Arizona market included $12 million of loans secured by retail properties, $6 million of loans secured by industrial properties and $3 million of loans secured by office properties. These properties are primarily located in the Phoenix and Tucson areas of Arizona.

Our consumer credit exposure consists primarily of permanent residential mortgage loans, home equity loans and indirect automobile loans. Non-accruing permanent residential mortgage loans totaled $26 million or 2.06% of outstanding residential mortgage loans at December 31, 2008. Non-accruing home equity loans totaled $1.2 million or 0.24% of outstanding home equity loans. The distribution of non-accruing residential mortgage loans and home equity loans among our various markets included $11 million in Oklahoma, $8 million in Texas, $3 million in New Mexico and $3 million in Arizona.

At December 31, 2008, the distribution of our $693 million portfolio of indirect automobile loans among various markets was $434 million in Oklahoma, $170 million in Arkansas and $88 million in Texas. Approximately 3.36% of the indirect automobile loan portfolio is past due 30 days or more, including 3.25% in Oklahoma, 3.74% in Arkansas and 3.17% in Texas. At September 30, 2008, the most recent date for which comparable information is available, approximately 2.29% of our indirect automobile loan portfolio was past due 30 days or more. This compares to a national average of 3.06% for indirect automobile loans past due 30 days or more at September 30, 2008.

Real estate and other repossessed assets totaled $29 million at December 31, 2008, up from $9 million at December 31, 2007. Real estate and other repossessed assets included $18 million of 1-4 family residential properties and residential land development properties, $5 million of developed commercial real estate properties, $3 million of undeveloped land and $3 million of automobiles. Real estate owned and other repossessed assets are primarily located in Oklahoma, Texas, Arkansas and Colorado. Approximately $2 million of residential and residential land development properties are supported by the First United Bank sellers' guaranty.

Table 29    Nonperforming Assets
            (Dollars in Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                         2008         2007         2006          2005         2004
                                                     ----------- ------------- ------------ ------------- ------------
Nonperforming loans
   Nonaccrual loans:
     Commercial                                       $134,846    $ 42,981       $10,737      $11,673       $33,195
     Commercial real estate                            137,279      25,319         4,771        5,370        10,144
     Residential mortgage                               27,387      15,272        10,325        7,347         8,612
     Consumer                                              561         718           222          772           709
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
       Total nonaccrual loans                          300,073      84,290        26,055       25,162        52,660
   Renegotiated loans(2)                                13,039      10,394         9,802        6,379         4,689
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
     Total nonperforming loans                         313,112      94,684        35,857       31,541        57,349
   Other nonperforming assets                           29,179       9,475         8,486        8,476         3,763
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
     Total nonperforming assets                       $342,291    $104,159       $44,343      $40,017       $61,112
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Nonaccrual loans by principal market:
     Oklahoma                                        $108,367     $47,977       $17,683      $16,857       $37,779
     Texas                                             42,934       4,983         6,096        5,475         2,223
     New Mexico                                        16,016      11,118           871          928         1,463
     Arkansas                                           3,263       1,635           267            -         2,717
     Colorado(3)                                       32,415       9,222         1,138        1,902         8,478
     Arizona                                           80,994       9,355             -            -             -
     Kansas                                            16,084           -             -            -             -
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
      Total nonaccrual loans                         $300,073     $84,290       $26,055      $  25,162     $52,660
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Nonaccrual loans by loan portfolio sector:
     Commercial:
        Energy                                        $49,364        $529       $   535     $       75    $    276
        Manufacturing                                   7,343       9,915           101          1,113      13,747
        Wholesale / retail                             18,773       3,792         2,457          3,036       4,604
        Agriculture                                       680         380            93            268         365
        Services                                       36,873      25,468         5,759          5,213      13,274
        Healthcare                                     12,118       2,301         1,600          1,942         743
        Other                                           9,695         596           192             26         186
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
         Total commercial                             134,846      42,981        10,737         11,673      33,195
     Commercial real estate:
        Land development and construction              76,082      13,466         2,031          2,081       6,706
        Retail                                         15,625       5,259             -              -       1,171
        Office                                          7,637       1,013           732              -         409
        Multifamily                                    24,950       3,998           320            668       1,235
        Industrial                                      6,287           -             -              -          16
        Other commercial real estate                    6,698       1,583         1,688          2,621         607
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
         Total commercial real estate                 137,279      25,319         4,771          5,370      10,144
     Residential mortgage:
        Permanent mortgage                             26,233      14,541         9,923          6,844       7,824
        Home equity                                     1,154         731           402            503         788
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
         Total residential mortgage                    27,387      15,272        10,325          7,347       8,612
     Consumer                                             561         718           222            772         709
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
      Total nonaccrual loans                         $300,073     $84,290       $26,055       $25,162      $52,660
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Ratios:
   Reserve for loan losses to nonperforming loans        74.49%     133.79%       305.37%      329.34%       189.40%
   Nonperforming loans to period-end loans                2.43        0.79          0.34         0.35          0.73
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Loans past due (90 days)(1)                            $19,123     $5,575        $ 5,945      $ 8,708       $ 7,649
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------

(1) Includes residential mortgages guaranteed by
    agencies of the U.S. Government.                   $   872     $ 1,017       $ 2,233      $ 2,021       $ 2,308
(2) Includes residential mortgage loans                $10,396     $ 7,550       $ 5,747      $ 3,577       $ 2,131
    guaranteed by agencies of the U.S. government.
    These loans have been modified to extend payment
    terms and/or reduce interest rates to current
    market.
(3) Includes loans subject to First United Bank        $13,181     $ 8,412       $     -      $     -       $     -
    sellers escrow.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $95 million at December 31, 2008. The current composition of potential problem loans by primary industry included real estate
- $68 million, healthcare - $17 million and services - $6 million. Potential problem real estate loans included $37 million of residential development loans on properties primarily located in Arizona and Colorado, $12 million of loans secured by undeveloped land located primarily in Arizona and $11 million of loans secured by office buildings.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks. Approximately 63% of our funding is provided by average deposit accounts, 22% from borrowed funds, 2% from long-term subordinated debt and 9% from shareholders' equity. Our funding sources, which primarily include deposits, borrowings from the Federal Home Loan Banks and other banks, and may include issuance of qualifying debt under the TLGP, provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source. During 2008, the Company revised the presentation of certain deposit accounts. Previously, demand deposit accounts were shown net of adjustments made to manage reserve requirements. These adjustments were excluded from the current presentation to provide a more-meaningful presentation of the Company's deposit accounts. All prior periods have been reclassified for a consistent presentation. The reclassification had no effect on total deposits, interest expense, net interest revenue or net interest margin.

We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our Perfect Banking sales and customer service program, free checking and on-line Billpay services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits represented approximately 63% of total average liabilities and capital for 2008, compared with 66% for 2007. The decrease in deposits relative to our other funding sources was due to several factors. Funds purchased, repurchase agreements and other borrowed funds were lower-costing funding sources during much of 2008. We increased borrowings to fund our securities portfolio growth. Additionally, we increased borrowings in mid-year to fund margin calls related to our derivatives liabilities.

Average deposits totaled $13.7 billion for 2008, up $1.1 billion or 9% over 2007. Average interest-bearing transaction deposit accounts continued to grow in 2008, up $834 million or 15% over 2007. Average demand deposits also increased, up $264 million or 11% over last year. Average time deposits decreased $16 million from 2007.

Growth in our average interest-bearing transaction deposit accounts included $305 million of wealth management deposits, $306 million of consumer banking deposits and $326 million of commercial deposits.

Table 30  Maturity of Domestic CDs and Public
            Funds in Amounts of $100,000 or More
            (In Thousands)

                                    December 31,
                              ---------------------------
                                   2008         2007
                              ---------------------------
   Months to maturity:
   3 or less                   $  879,792   $  820,339
   Over 3 through 6               844,957      580,427
   Over 6 through 12              651,632      456,103
   Over 12                        710,395      584,180
  --------------------------------------------------------
   Total                       $3,086,776   $2,441,049
 --------------------------------------------------------

Brokered deposits, which are included in time deposits, averaged $735 million for 2008, up $120 million or 20% over the previous year. Brokered deposits totaled $1.0 billion at December 31, 2008. These deposits were largely added to remix wholesale funding sources in order to provide more available overnight liquidity. Average wealth management time deposits increased $102 million or 35% compared with 2007. Average retail time deposits decreased $161 million or 6% compared with 2007.

Core deposits which we define as deposits of less than $100,000 excluding public funds and brokered deposits, averaged $6.6 billion for 2008 and $6.4 billion for 2007. Accounts with balances in excess of $100,000 excluding brokered deposit accounts averaged $5.6 billion for 2008 and $5.0 billion for 2007.

The distribution of deposit accounts among our principal markets is shown in Table 31.

Table 31    Deposits by Principal Market Area
            (In Thousands)
                                                           December 31,
                                -------------------------------------------------------------------
                                     2008         2007         2006         2005          2004
                                --------------------------------------------------------------------
   Oklahoma:
      Demand                      $1,683,374    $1,394,861   $1,298,593   $1,333,331   $1,233,662
      Interest-bearing:
        Transaction                4,117,729     3,477,208    3,072,830    2,672,563    2,152,655
        Savings                       86,476        80,467       83,017       85,837       87,597
        Time                       3,104,933     2,426,822    2,595,890    2,564,337    2,505,849
                                --------------------------------------------------------------------
      Total interest-bearing       7,309,138     5,984,497    5,751,737    5,322,737    4,746,101
                                --------------------------------------------------------------------
   Total Oklahoma                 $8,992,512    $7,379,358   $7,050,330   $6,656,068   $5,979,763
                                --------------------------------------------------------------------
  Texas:
      Demand                      $1,067,456    $1,035,134   $  848,152   $  841,197   $  688,353
      Interest-bearing:
        Transaction                1,460,576     1,753,843    1,480,138    1,310,105    1,049,348
        Savings                       32,071        34,618       24,074       27,398       30,331
        Time                         857,416       800,460      829,255      735,731      571,993
                                --------------------------------------------------------------------
      Total interest-bearing       2,350,063     2,588,921    2,333,467    2,073,234    1,651,672
                                --------------------------------------------------------------------
   Total Texas                    $3,417,519    $3,624,055   $3,181,619   $2,914,431   $2,340,025
                                --------------------------------------------------------------------
  New Mexico:
      Demand                     $   155,345   $   151,231  $   175,980  $   172,363  $   153,063
      Interest-bearing:
        Transaction                  397,382       432,919      380,450      338,025      303,654
        Savings                       16,289        15,146       16,417       17,839       17,885
        Time                         522,894       486,868      490,460      453,314      411,939
                                --------------------------------------------------------------------
      Total interest-bearing         936,565       934,933      887,327      809,178      733,478
                                --------------------------------------------------------------------
   Total New Mexico              $ 1,091,910   $ 1,086,164  $ 1,063,307  $   981,541  $   886,541
                                --------------------------------------------------------------------
  Arkansas:
      Demand                     $    16,293   $    13,247  $    15,604  $    14,414  $    16,056
      Interest-bearing:
        Transaction                   38,566        19,027       14,890       18,369       25,315
        Savings                        1,083           883        1,010        1,058        1,434
        Time                          75,579        40,692       57,446       75,034       99,677
                                --------------------------------------------------------------------
      Total interest-bearing         115,228        60,602       73,346       94,461      126,426
                                --------------------------------------------------------------------
   Total Arkansas                $   131,521   $    73,849  $    88,950  $   108,875  $   142,482
                                --------------------------------------------------------------------
  Colorado:
      Demand                      $  116,637    $  117,939   $   80,559   $   91,483   $   78,756
      Interest-bearing:
        Transaction                  480,113       446,427      296,451      228,832      173,345
        Savings                       17,660        23,806       12,632       17,772       19,092
        Time                         532,475       539,523      485,200      264,020       54,394
                                --------------------------------------------------------------------
      Total interest-bearing       1,030,248     1,009,756      794,283      510,624      246,831
                                --------------------------------------------------------------------
   Total Colorado                 $1,146,885    $1,127,695   $  874,842   $  602,107   $  325,587
                                --------------------------------------------------------------------
  Arizona:
      Demand                      $   39,424    $   46,701   $   51,542   $   59,689   $        -
      Interest-bearing:
        Transaction                   56,985        65,788       61,539       42,872            -
        Savings                        1,014         1,435        1,978        4,111            -
        Time                          34,290        11,603        6,574        5,624            -
                                --------------------------------------------------------------------
      Total interest-bearing          92,289        78,826       70,091       52,607            -
                                --------------------------------------------------------------------
   Total Arizona                  $  131,713    $  125,527   $  121,633   $  112,296   $        -
                                --------------------------------------------------------------------
  Kansas:
      Demand                      $    3,850    $    9,656   $       57   $        -   $        -
      Interest-bearing:
        Transaction                   10,999         8,304          244            -            -
        Savings                           42            13            2            -            -
        Time                          55,656        24,670        5,721            -            -
                                --------------------------------------------------------------------
      Total interest-bearing          66,697        32,987        5,967            -            -
                                --------------------------------------------------------------------
   Total Kansas                   $   70,547    $   42,643   $    6,024   $        -   $        -
                                --------------------------------------------------------------------
   Total BOK Financial deposits  $14,982,607   $13,459,291  $12,386,705  $11,375,318 $  9,674,398
                                --------------------------------------------------------------------

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan banks from across the country. The largest single source of Federal funds purchased totaled $200 million at December 31, 2008. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.

Federal Home Loan Bank borrowings generally mature within one year and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans). At December 31, 2008, the outstanding balance of federal funds purchased totaled $1.6 billion and securities repurchase agreements totaled $1.4 billion. Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas totaled $991 million.

The Company elected to participate in the TLGP, which expanded insurance coverage to certain qualifying debt issued by eligible financial institutions. In general, senior unsecured debt newly issued on or before June 30, 2009 will be fully protected by the FDIC through the earlier of the maturity of the debt or June 30, 2012. Collectively, our subsidiary banks may issue up to $1.8 billion of TLGP protected debt. No TLGP protected debt is currently outstanding.

In 2008, the subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program totaled $450 million at December 31, 2008.

At December 31, 2008, the estimated unused credit available to the subsidiary banks from our traditional sources and within our internal policy limits was approximately $4.6 billion.

Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, at December 31, 2008, the subsidiary banks could declare up to $171 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $119 million under this policy. Future losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. The revolving credit agreement with Mr. Kaiser replaced a similar credit agreement with certain commercial banks that was terminated at the Company's request. The Company was in compliance with all terms of that credit agreement when it was terminated. Interest on the outstanding balance due to Mr. Kaiser is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants. This credit agreement matures in December, 2010. At December 31, 2008, the outstanding balance under this credit agreement was $50 million. Subsequent to December 31, 2008, the Company fully repaid the amounts owed under this credit agreement.

Equity capital for BOK Financial was $1.8 billion at December 31, 2008, down $89 million from December 31, 2007. Net income less cash dividend paid increased equity $94 million. Accumulated other comprehensive losses increased $192 million during 2008 due primarily to an increase in net unrealized losses on available for sale securities. Employee stock option transactions increased equity capital $16 million and common share repurchases reduced shareholders' equity $8.0 million. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

BOK Financial is the largest commercial bank, based on asset size, that elected not to participate in the TARP Capital Purchase Program. The decision not to participate in TARP was based on an evaluation of our capital needs in both the current environment and in several capital stress environments. We considered capital requirements for organic growth and potential acquisitions, the cost of TARP capital and a defined exit strategy when the cost of TARP capital increases substantially at the end of year five. We also considered reasonable capital and liquidity support from our majority shareholder.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million. The Company repurchased 166,114 shares for $8.0 million in 2008.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis and for each of the subsidiary banks are presented in Note 16 to the Consolidated Financial Statements.

Capital resources of financial institutions are also regularly measured by the tangible common shareholders' equity ratio. Common shareholders' equity is shareholders' equity as defined by generally accepted accounting principles less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury's TARP program. This non-GAAP measurement is a valuable indicator of a financial institution's capital strength since it eliminates intangible assets from shareholders' equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders' equity. At December 31, 2008, BOK Financial's tangible common shareholders' equity ratio was 6.64%.

Off-Balance Sheet Arrangements

During the third quarter of 2007, BOk agreed to guarantee rents totaling $28.4 million over 10 years to the City of Tulsa ("City") as owner of a building immediately adjacent to the bank's main office. These rents are due for space rented by third-party tenants in the building as of the date of the agreement. All guaranteed space has been rented since the date of the agreement. In return for this guarantee, BOk will receive 80% of net rent as defined in an agreement with the City over the next 10 years from space in the same building that was vacant as of the date of the agreement. The maximum amount that BOk may receive under this agreement is $4.5 million. The fair value of this agreement at inception was zero and no asset or liability is currently recognized in the Company's financial statements.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations included time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2008.


Table 32    Contractual Obligations as of December 31, 2008
            (In Thousands)
                                        Less Than       1 to 3       4 to 5      More Than
                                         1 Year         Years         Years       5 Years       Total
                                     -------------- ------------- ------------ ------------ -------------
Time deposits                         $  966,345     $1,074,944    $  227,371   $153,838    $2,422,498
Other borrowings                       1,064,235        312,870         1,144      9,526     1,387,775
Subordinated debentures                   21,875         43,750        43,750    480,417       589,792
Operating lease obligations               17,108         31,224        20,855     29,904        99,091
Derivative contracts                     430,036         60,295       173,284     10,503       674,118
Data processing contracts                 10,298         18,241        13,660          -        42,199
------------------------------------ -------------- ------------- ------------ ------------ -------------
Total                                 $2,509,897     $1,541,324    $  480,064   $684,188    $5,215,473
------------------------------------ -------------- ------------- ------------ ------------ -------------


Loan commitments                                                 $  5,015,660
Standby letters of credit                                            598,618
Mortgage loans sold with recourse                                    391,188
Alternative investment commitments                                    13,911
Unfunded third-party private equity commitments                       17,531
Deferred compensation and stock-based compensation obligations        22,524

Payments on time deposits and other borrowed funds include interest which has been calculated from rates at December 31, 2008. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table. Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $2.0 billion of the loan commitments expire within one year.

Obligations under derivative contracts are used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations.

The Company has funded $43 million and has commitments to fund an additional $14 million for various alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed assets, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.

The Company has $17.5 million of commitments to make investments through its BOK Financial Private Equity Funds. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations.

The Company has compensation and employment agreements with our President and Chief Executive Officer. Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions. These agreements provide for settlement in cash or other assets. We currently have recognized a $15 million liability for these plans. This liability would increase to $16 million if all awards were fully vested. We also have obligations with respect to employee and executive benefit plans. See Notes 12 and 13 to the Consolidated Financial Statements for additional information about our employee benefit plans.


Recently Issued Accounting Standards

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159")

The Company adopted FAS 159, effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of FAS 133, were designated as being reported at fair value. Adoption of FAS 159 increased opening retained earnings for the first quarter of 2008 by $62 thousand. Interest expense on certificates of deposit carried at fair value is based on the instruments' contractual interest rates and outstanding principal balances.

Statement of Financial Accounting Standards No. 141 (Revised), "Business Combinations" ("FAS 141R")

The FASB issued FAS 141R during 2007 to replace Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R applies to all transactions or other events in which an entity obtains control over one or more businesses, including combinations achieved without the transfer of consideration. FAS 141R retains the fundamental requirement that all business combinations must be accounted for under the acquisition or purchase method of accounting. All assets acquired, including identifiable intangible assets, liabilities assumed and any non-controlling interests must be recognized at the acquisition-date fair values. Banks may no longer carry over the pre-acquisition allowance for loan losses. Costs incurred to effect the acquisition and restructuring costs that the acquirer is expected but not obligated to incur must be recognized separately from the business combination. Contingent assets and liabilities generally will be recognized at their acquisition-date fair values. Changes in the recognized amounts of contingent assets and liabilities will be recognized in post acquisition-date earnings. FAS 141R may have a significant effect on the Company's financial statements for business combinations completed after January 1, 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

The FASB issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated net income to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS 160, which will be adopted on January 1, 2009, is not expected to have a significant impact on the Company's financial statements.

Statement  of  Financial   Accounting   Standards  No.  161,  "Disclosure  About
Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," ("FAS 161")

FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

FASB Staff Position FIN 39-1, "Amendment of FASB Interpretation No. 39"

As of January 1, 2008, the Company adopted FSP FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities as of December 31, 2008 was reduced by $217 million and $15 million, respectively, of cash collateral. Derivative liabilities as of December 31, 2007 were reduced by $172 million of cash collateral.

FASB Staff Position No. EITF 99-20-1, "Amendment to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1")

FSP EITF 99-20-1 amends the impairment (and related interest income measurement) guidance for certain beneficial interests in securitized financial assets that are within the scope of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("EITF 99-20"). This FSP eliminates the requirement that a holder's best estimate of cash flows be based upon those that "a market participant" would use. Instead, this FSP requires that an other-than-temporary impairment ("OTTI") be recognized as a realized loss through earnings when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FAS 115. The FSP also reiterates and emphasizes the objective of an OTTI assessment and the related disclosure requirements in FAS 115 and other related guidance, including the requirement that the holder consider all available information when developing the estimate of future cash flows (i.e. past events, current conditions and expected events). FSP 99-20-1 is effective for the Company as of December 31, 2008 and did not have a significant impact on the Company's financial statements.

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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 33 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Consumer Banking section of this report.

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

Table 33  Interest Rate Sensitivity
             (Dollars in Thousands)
                                         200 bp Increase              100 bp Decrease              Most Likely
                                    ----------------------------------------------------------------------------------
                                        2008         2007           2008           2007          2008        2007
                                    ----------------------------------------------------------------------------------
 Anticipated impact over the next
    twelve months on net interest
    revenue                            $ (5,609)    $(12,424)      $(27,628)        ***       $  1,892    $  9,012
                                           (0.8)%       (2.0)%         (3.8)%       ***            0.3%        1.5%
 ---------------------------------------------------------------------------------------------------------------------
***  A 100 basis point  decrease  was not  computed  in 2007.  A 200 basis point decrease in interest rates was expected to increase net interest revenue by
     $3.1 million or 0.5%.

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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.6 million. At December 31, 2008, the VAR was $1.6 million. The greatest value at risk during 2008 was $2.7 million. The value at risk guideline was exceeded with appropriate approvals by management to take advantage of wide yields available on certain securities during the year.

This page intentionally left blank.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2008.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management's assessment of internal control over financial reporting.


Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Their report, which expresses unqualified opinions on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, is included in this annual report.

Report of Independent Registered Public Accounting Firm


Report on Consolidated Financial Statements


The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for uncertainty in income taxes recognized as of January 1, 2007, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income
Taxes-An Interpretation of FASB Statement No. 109. Also, BOK Financial Corporation changed its framework for fair value measurements as of January 1, 2007, in accordance with Financial Accounting Standards Board Statement No. 157, Fair Value Measurement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.



Ernst & Young LLP

Tulsa, Oklahoma

February 26, 2009

Report of Independent Registered Public Accounting Firm


Report on Effectiveness of Internal Control over Financial Reporting


The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of BOK Financial Corporation and our report dated February 26, 2009 expressed an unqualified opinion thereon.


Ernst & Young LLP

Tulsa, Oklahoma

February 26, 2009

Consolidated Statements of Earnings
(In Thousands Except Share And Per Share Data)

                                                                   2008              2007             2006
                                                            ----------------- ---------------- -----------------
Interest Revenue
Loans                                                         $   732,210       $   892,024      $   751,391
Taxable securities                                                313,360           248,972          222,531
Tax-exempt securities                                              10,651            13,604            9,819
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total securities                                         324,011           262,576          232,350
----------------------------------------------------------- ----------------- ---------------- -----------------
Trading securities                                                  3,847             1,657              847
Funds sold and resell agreements                                    1,577             4,480            1,841
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total interest revenue                                 1,061,645         1,160,737          986,429
----------------------------------------------------------- ----------------- ---------------- -----------------
Interest Expense
Deposits                                                          288,924           412,746          336,908
Borrowed funds                                                    103,597           178,605          142,553
Subordinated debentures                                            22,262            24,901           20,280
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total interest expense                                   414,783           616,252          499,741
----------------------------------------------------------- ----------------- ---------------- -----------------
Net Interest Revenue                                              646,862           544,485          486,688
Provision for Credit Losses                                       202,593            34,721           18,402
----------------------------------------------------------- ----------------- ---------------- -----------------
Net Interest Revenue After Provision for Credit Losses            444,269           509,764          468,286
----------------------------------------------------------- ----------------- ---------------- -----------------
Other Operating Revenue
Brokerage and trading revenue                                      42,804            62,542           53,413
Transaction card revenue                                          100,153            90,425           78,622
Trust fees and commissions                                         78,979            78,231           71,037
Deposit service charges and fees                                  117,528           109,218          102,436
Mortgage banking revenue                                           27,074            22,275           26,996
Bank-owned life insurance                                          10,681            10,058            2,558
Margin asset fees                                                   8,548             4,800           10,166
Other revenue                                                      28,233            28,073           26,468
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total fees and commissions                               414,000           405,622          371,696
----------------------------------------------------------- ----------------- ---------------- -----------------
Gain (loss) on sales of assets                                       (660)             (928)           1,499
Gain (loss) on securities, net                                     21,637            (8,328)            (950)
Gain (loss) on derivatives, net                                     1,299             2,282             (622)
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total other operating revenue                            436,276           398,648          371,623
----------------------------------------------------------- ----------------- ---------------- -----------------
Other Operating Expense
Personnel                                                         352,947           328,705          296,260
Business promotion                                                 23,536            21,888           19,351
Professional fees and services                                     27,045            22,795           17,744
Net occupancy and equipment                                        60,632            57,284           52,188
Insurance                                                          11,988             3,017            4,270
Data processing and communications                                 78,047            72,733           66,926
Printing, postage and supplies                                     16,433            16,570           15,862
Net losses and operating expenses of repossessed assets             1,019               691              474
Amortization of intangible assets                                   7,661             7,358            5,327
Mortgage banking costs                                             22,513            13,111           12,898
Change in fair value of mortgage servicing rights                  34,515             2,893           (3,009)
Visa retrospective responsibility obligation                       (2,767)            2,767                -
Other expense                                                      28,835            25,175           24,016
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total other operating expense                            662,404           574,987          512,307
----------------------------------------------------------- ----------------- ---------------- -----------------
Income Before Taxes                                               218,141           333,425          327,602
Federal and state income tax                                       64,909           115,761          114,625
----------------------------------------------------------- ----------------- ---------------- -----------------
Net Income                                                    $   153,232       $   217,664      $   212,977
----------------------------------------------------------- ----------------- ---------------- -----------------
Earnings Per Share:
    Basic                                                      $    2.28         $    3.24        $    3.19
    Diluted                                                    $    2.27         $    3.22        $    3.16
----------------------------------------------------------- ----------------- ---------------- -----------------
Average Shares Used in Computation:
    Basic                                                      67,274,457        67,083,200       66,759,384
    Diluted                                                    67,557,220        67,550,538       67,310,005
----------------------------------------------------------- ----------------- ---------------- -----------------

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In Thousands Except Share Data)

                                                                                             December 31,
                                                                                   ----------------------------------
                                                                                        2008              2007
                                                                                   ---------------- -----------------
Assets
Cash and due from banks                                                            $      581,133   $      717,259
Funds sold and resell agreements                                                          113,809          173,154
Trading securities                                                                         99,601           45,724
Securities:
   Available for sale                                                                   5,800,691        5,323,001
   Available for sale securities pledged to creditors                                     590,760          327,539
   Investment (fair value: 2008 - $245,769; 2007 - $248,788)                              242,344          247,949
   Mortgage trading securities                                                            399,211          154,701
---------------------------------------------------------------------------------- ---------------- -----------------
   Total securities                                                                     7,033,006        6,053,190
---------------------------------------------------------------------------------- ---------------- -----------------
Residential mortgage loans held for sale                                                  129,246           76,677
Loans                                                                                  12,876,006       11,940,570
Less reserve for loan losses                                                             (233,236)        (126,677)
---------------------------------------------------------------------------------- ---------------- -----------------
   Loans, net of reserve                                                               12,642,770       11,813,893
---------------------------------------------------------------------------------- ---------------- -----------------
Premises and equipment, net                                                               277,458          258,786
Accrued revenue receivable                                                                 96,673          128,350
Intangible assets, net                                                                    361,209          368,353
Mortgage servicing rights, net                                                             42,752           70,009
Real estate and other repossessed assets                                                   29,179            9,475
Bankers' acceptances                                                                       12,913            1,780
Derivative contracts                                                                      452,604          502,446
Cash surrender value of bank-owned life insurance                                         237,006          229,540
Receivable on unsettled securities trades                                                 239,474           19,964
Other assets                                                                              385,815          199,101
---------------------------------------------------------------------------------- ---------------- -----------------
      Total assets                                                                 $   22,734,648   $   20,667,701
---------------------------------------------------------------------------------- ---------------- -----------------

Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                                                $    3,082,379   $    2,768,769
Interest-bearing deposits:
  Transaction                                                                           6,562,350        6,203,516
  Savings                                                                                 154,635          156,368
  Time  (includes $632,754 at fair value at December 31, 2008)                          5,183,243        4,330,638
---------------------------------------------------------------------------------- ---------------- -----------------
  Total deposits                                                                       14,982,607       13,459,291
---------------------------------------------------------------------------------- ---------------- -----------------
Funds purchased and repurchase agreements                                               3,025,399        3,225,131
Other borrowings                                                                        1,522,054        1,027,564
Subordinated debentures                                                                   398,407          398,273
Accrued interest, taxes and expense                                                       133,220          124,029
Bankers' acceptances                                                                       12,913            1,780
Derivative contracts                                                                      667,034          341,677
Other liabilities                                                                         146,757          154,572
---------------------------------------------------------------------------------- ---------------- -----------------
  Total liabilities                                                                    20,888,391       18,732,317
---------------------------------------------------------------------------------- ---------------- -----------------
Shareholders' equity:
  Preferred stock ($.00005 par value; 1,000,000,000 shares authorized; no shares
     issued and outstanding)                                                                    -                -
  Common stock ($.00006 par value; 2,500,000,000 shares authorized;
      shares issued and outstanding:  2008 - 69,884,749; 2007 - 69,465,154)                     4                4
  Capital surplus                                                                         743,411          722,088
  Retained earnings                                                                     1,427,057        1,332,954
  Treasury stock (shares at cost: 2008 - 2,411,663; 2007 - 2,158,774)                    (101,329)         (88,428)
  Accumulated other comprehensive loss                                                   (222,886)         (31,234)
---------------------------------------------------------------------------------- ---------------- -----------------
  Total shareholders' equity                                                            1,846,257        1,935,384
---------------------------------------------------------------------------------- ---------------- -----------------
      Total liabilities and shareholders' equity                                   $   22,734,648   $   20,667,701
---------------------------------------------------------------------------------- ---------------- -----------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)

                                                                                     2008            2007          2006
                                                                               --------------- -------------- -------------
Cash Flows From Operating Activities:
 Net income                                                                     $   153,232     $   217,664    $   212,977
 Adjustments to reconcile net income to cash provided by operations:
    Provision for credit losses                                                     202,593          34,721         18,402
    Change in fair value of mortgage servicing rights                                34,515           2,893         (3,009)
    Unrealized (gains) losses from derivatives                                       35,408         (11,162)        (1,531)
    Depreciation and amortization                                                    51,282          43,524         39,303
    Change in bank-owned life insurance                                              (7,466)        (17,310)          (964)
    Tax benefit on exercise of stock options                                           (895)         (3,460)        (4,014)
    Stock-based compensation                                                          4,798           8,483         10,682
    Net (accretion) amortization of securities discounts and premiums               (18,106)         (2,404)         1,326
    Net (gain) loss on sale of assets                                               (30,981)          7,663        (10,629)
    Mortgage loans originated for resale                                         (1,201,613)     (1,022,829)      (735,432)
    Proceeds from sale of mortgage loans held for resale                          1,170,722       1,008,828        741,901
    Change in trading securities, including mortgage trading securities            (297,292)            896       (131,209)
    Change in accrued revenue receivable                                             41,570         (30,719)       (18,362)
    Change in other assets                                                          (82,948)         14,598        (56,423)
    Change in accrued interest, taxes and expense                                     9,191          19,277         12,533
    Change in other liabilities                                                      18,055         (32,886)        70,119
------------------------------------------------------------------------------ --------------- -------------- -------------
Net cash provided by operating activities                                            82,065         237,777        145,670
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash Flows From Investing Activities:
    Proceeds from sales of available for sale securities                          3,499,128         806,979        646,944
    Proceeds from maturities of investment securities                                69,931          93,245         59,099
    Proceeds from maturities of available for sale securities                     1,091,054       1,186,319        686,163
    Purchases of investment securities                                              (65,506)        (92,648)       (62,850)
    Purchases of available for sale securities                                   (5,576,035)     (2,909,791)    (1,208,842)
    Loans originated or acquired net of principal collected                      (1,043,001)       (936,018)    (1,727,123)
    Net payments or proceeds on derivative asset contracts                           63,109        (143,649)       (20,146)
    Investment in bank-owned life insurance                                               -               -       (201,987)
    Net change in other investment assets                                                33              67            165
    Proceeds from disposition of assets                                              39,522          48,341         81,731
    Purchases of other assets                                                       (85,943)        (44,929)       (54,520)
    Cash and equivalents of subsidiaries and branches acquired and sold, net              -         (47,476)           135
------------------------------------------------------------------------------ --------------- -------------- -------------
Net cash used by investing activities                                            (2,007,708)     (2,039,560)    (1,801,231)
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash Flows From Financing Activities:
    Net change in demand deposits, transaction
      deposits and savings accounts                                                 670,712         860,612        638,901
    Net change in time deposits                                                     842,408        (291,822)       364,344
    Net change in other borrowings                                                  294,758       1,301,093        550,038
    Change in amount receivable (due) on unsettled security transactions           (219,510)       (117,491)        98,991
    Issuance of common and treasury stock, net                                        7,743          13,747         12,647
    Issuance of other borrowings                                                     50,000               -              -
    Pay down of other borrowings                                                    (50,000)              -              -
    Issuance of subordinated debenture, net                                               -         248,618              -
    Pay down of subordinated debentures                                                   -        (150,000)             -
    Net change in derivative margin accounts                                        244,413         (58,451)       103,188
    Net payments or proceeds on derivative liability contracts                      (44,064)        152,873         30,333
    Tax benefit on exercise of stock options                                            895           3,460          4,014
    Repurchase of common stock                                                       (7,992)        (17,353)       (12,103)
    Dividends paid                                                                  (59,191)        (50,416)       (36,788)
------------------------------------------------------------------------------ --------------- -------------- -------------
Net cash provided by financing activities                                         1,730,172       1,894,870      1,753,565
------------------------------------------------------------------------------ --------------- -------------- -------------
Net increase (decrease) in cash and cash equivalents                               (195,471)         93,087         98,004
Cash and cash equivalents at beginning of period                                    890,413         797,326        699,322
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash and cash equivalents at end of period                                      $   694,942     $   890,413    $   797,326
------------------------------------------------------------------------------ --------------- -------------- -------------

Cash paid for interest                                                          $   411,860     $   608,963    $   493,873
------------------------------------------------------------------------------ --------------- -------------- -------------
Cash paid for taxes                                                                 114,120         115,627        117,604
------------------------------------------------------------------------------ --------------- -------------- -------------
Net loans transferred to repossessed real estate                                     30,972           9,825          7,057
------------------------------------------------------------------------------ --------------- -------------- -------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(In Thousands)



                                                                       Preferred Stock                  Common Stock
                                                                ------------------------------  ------------------------------
                                                                    Shares         Amount           Shares         Amount
------------------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                         -         $  -             67,905           $4
Effect of implementing FAS 156, net of tax                                -            -                  -            -
Comprehensive income:
   Net income                                                             -            -                  -            -
   Other comprehensive loss, net of tax                                   -            -                  -            -
     Comprehensive income
Treasury stock purchase                                                   -            -                  -            -
Exercise of stock options                                                 -            -                800            -
Tax benefit on exercise of stock options                                  -            -                  -            -
Stock-based compensation                                                  -            -                  -            -
Cash dividends on common stock                                            -            -                  -            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2006                                                         -            -             68,705            4
Effect of implementing FAS 157, net of tax                                -            -                  -            -
Effect of implementing FIN 48                                             -            -                  -            -
Comprehensive income:
   Net income                                                             -            -                  -            -
   Other comprehensive income, net of tax                                 -            -                  -            -
    Comprehensive income
Treasury stock purchase                                                   -            -                  -            -
Exercise of stock options                                                 -            -                760            -
Tax benefit on exercise of stock options                                  -            -                  -            -
Stock-based compensation                                                  -            -                  -            -
Cash dividends on common stock                                            -            -                  -            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2007                                                         -            -             69,465            4
Effect of implementing FAS 159, net of tax                                -            -                  -            -
Comprehensive income (loss):
   Net income                                                             -            -                  -            -
   Other comprehensive loss, net of tax                                   -            -                  -            -
    Comprehensive loss
Treasury stock purchase                                                   -            -                  -            -
Exercise of stock options                                                 -            -                420            -
 Tax benefit on exercise of stock options                                 -            -                  -            -
 Stock-based compensation                                                 -            -                  -            -
 Cash dividends on common stock                                           -            -                  -            -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2008                                                         -         $  -             69,885           $4
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

   Accumulated
      Other
   Comprehensive         Capital           Retained                Treasury Stock
                                                         ------------------------------------
  Income (Loss)          Surplus           Earnings           Shares            Amount            Total
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
     $(67,811)           $656,579           $990,422          1,202            $(40,040)        $1,539,154
           -                    -                383              -                   -                383

           -                    -            212,977              -                   -            212,977
      (5,633)                   -                  -              -                   -             (5,633)
                                                                                              ---------------
                                                                                                   207,344
                                                                                              ---------------
           -                    -                  -            249             (12,103)           (12,103)
           -               21,897                  -            186              (9,250)            12,647
           -                4,014                  -              -                   -              4,014
           -                6,371                  -              -                   -              6,371
           -                    -            (36,788)             -                   -            (36,788)
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
     (73,444)             688,861          1,166,994          1,637             (61,393)         1,721,022
           -                    -               (679)             -                   -               (679)
           -                    -               (609)             -                   -               (609)

           -                    -            217,664              -                   -            217,664
      42,210                    -                  -              -                   -             42,210
                                                                                              ---------------
                                                                                                   259,874
                                                                                              ---------------
           -                    -                  -            340             (17,353)           (17,353)
           -               23,429                  -            182              (9,682)            13,747
           -                3,460                  -              -                   -              3,460
           -                6,338                  -              -                   -              6,338
           -                    -            (50,416)             -                   -            (50,416)
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
     (31,234)             722,088          1,332,954          2,159             (88,428)         1,935,384
           -                    -                 62              -                   -                 62

           -                    -            153,232              -                   -            153,232
    (191,652)                   -                  -              -                   -           (191,652)
                                                                                              ---------------
                                                                                                   (38,420)
                                                                                              ---------------
           -                    -                  -            166              (7,992)            (7,992)
           -               12,652                  -             87              (4,909)             7,743
           -                  895                  -              -                   -                895
           -                7,776                  -              -                   -              7,776
           -                    -            (59,191)             -                   -            (59,191)
------------------- ------------------ ----------------- ----------------- ------------------ ---------------
    $(222,886)         $  743,411        $ 1,427,057          2,412           $(101,329)      $  1,846,257
------------------- ------------------ ----------------- ----------------- ------------------ ---------------

Notes to Consolidated Financial Statements

(1) Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements of BOK Financial Corporation ("BOK Financial" or "the Company") have been prepared in conformity with accounting principles generally accepted in the United States, including general practices of the banking industry. The consolidated financial statements include the accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., Bank of Kansas City, N.A., and BOSC, Inc. All significant intercompany transactions are eliminated in consolidation. During 2008, the Company revised the presentation of certain deposit accounts. Previously, demand deposit accounts were shown net of adjustments made to manage reserve requirements. These adjustments were excluded from the current presentation to provide a more meaningful presentation of the Company's deposit accounts. All prior periods have been reclassified for a consistent presentation. The reclassification had no effect on total deposits, interest expense, net interest revenue or net interest margin.

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

The fair value of BOK Financial's business units is estimated by the discounted future earnings method. Income growth is projected over a seven-year period for each unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to determine the fair value of the Company in the aggregate are based on observable inputs, such as the market value of BOK Financial common stock. However, attribution of the overall fair value to individual business units requires significant unobservable inputs. In total, the fair value measurement for goodwill impairment evaluation is based on Level 3 inputs as defined by FAS 157. There have been no changes in the techniques used to value goodwill.

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

Securities

Securities are identified as trading, investment (held to maturity) or available for sale at the time of purchase based upon the intent of management, liquidity and capital requirements, regulatory limitations and other relevant factors. Trading securities, which are acquired for profit through resale, are carried at market value with unrealized gains and losses included in current period earnings. Investment securities are carried at amortized cost. Amortization is computed by methods that approximate level yield and is adjusted for changes in prepayment estimates. Investment securities may be sold or transferred to trading or available for sale classification in certain limited circumstances specified in generally accepted accounting principles. Securities identified as available for sale are carried at fair value. Unrealized gains and losses are recorded, net of deferred income taxes, as accumulated other comprehensive income (loss) in shareholders' equity. Unrealized losses on securities are evaluated to determine if the losses are temporary based on various factors, including the cause of the loss, prospects for recovery, projected cash flows, collateral values, credit enhancements and other relevant factors, and management's intent and ability to hold the security until the fair value exceeds amortized cost. An impairment charge is recorded against earnings if the loss is determined to be other than temporary. Realized gains and losses on sales of securities are based upon the amortized cost of the specific security sold. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or repledge the collateral.

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

Derivative Instruments

Derivative instruments may be used by the Company as part of its interest rate risk management programs or may be offered to customers. All derivative instruments are carried at fair value. The determination of fair value of derivative instruments considers changes in interest rates, commodity prices, foreign exchange rates and the Company's and counterparty credit ratings, when appropriate. Changes in fair value are generally reported in income as they occur.

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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities. Derivative assets and liabilities are reported net of cash margin when certain conditions are met.

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

Reserve for Loan Losses and Off-Balance Sheet Credit Losses

Reserves for loan losses and off-balance sheet credit losses are assessed by management, based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and include probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon statistical migration analyses for each category of loans, and a nonspecific allowance that is based upon an analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. The reserve for loan losses related to loans that are identified for evaluation in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), is based on discounted cash flows using the loan's initial effective interest rate, the fair value of the collateral for certain collateral dependent loans, or historical statistics. Loans are considered to be impaired when it becomes probable that BOK Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

There is no active market for trading in mortgage servicing rights after origination. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value mortgage servicing rights are considered Level 3 inputs as defined by FAS 157. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial's servicing portfolio. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model. There have been no changes in the techniques used to value mortgage servicing rights.

Federal and State Income Taxes

BOK Financial and its subsidiaries file consolidated tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to BOK Financial amounts determined to be currently payable.

Income tax expense is based on an effective tax rate that considers statutory federal and state income tax rates and permanent differences between income and expense recognition for financial reporting and income tax purposes. The amount of income tax expense recognized in any period may differ from amounts reported to taxing authorities.

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

Employee Benefit Plans

BOK Financial sponsors a defined benefit cash balance pension plan ("Pension Plan"), qualified profit sharing plan ("Thrift Plan") and employee healthcare plans. Pension Plan costs, which are based upon actuarial computations of current costs, are expensed annually. Unrecognized prior service cost and net gains or losses are amortized on a straight-line basis over the lesser of the average remaining service periods of the participants or 10 years. Employer contributions to the Pension Plan are in accordance with Federal income tax regulations. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the Pension Plan and no additional service benefits will be accrued.

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

Employer contributions to the Thrift Plan, which matches employee contributions subject to percentage and years of service limits, are expensed when incurred. BOK Financial recognizes the expense of health care benefits on the accrual method.

Stock Compensation Plans

BOK Financial adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" ("FAS 123R") as of January 1, 2006. Adoption of FAS 123R did not significantly affect the Company's financial statements. Excess tax benefits from share-based payments recognized in capital surplus are determined by the excess of tax benefits recognized over the tax effect of compensation cost recognized.

Grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 5 years.

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

Other Operating Revenue

Fees and commission revenue is recognized at the time the related services are provided or products are sold and may be accrued when necessary. Accrued fees and commissions are reversed against revenue if amounts are subsequently deemed to be uncollectible. As described in FASB EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue is recognized on a gross basis whenever we have primary responsibility and risk in providing the services or products to our customers and on a net basis whenever we act as a broker for products or services of others.

Brokerage and trading revenue includes changes in the fair value of securities held for trading purposes and derivatives held for customer risk management programs, including credit losses on trading securities and derivatives, commissions earned from the retail sale of securities, mutual funds and other financial instruments, and underwriting and financial advisory fees.

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

Effect of Recently Issued Statements of Financial Accounting Standards


Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159")

The Company adopted FAS 159, effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), were designated as being reported at fair value. Adoption of FAS 159 increased opening retained earnings for the first quarter of 2008 by $62 thousand. Interest expense on certificates of deposit carried at fair value is based on the instruments' contractual interest rates and outstanding principal balances.

Statement of Financial Accounting Standards No. 141 (Revised), "Business Combinations" ("FAS 141R")

The FASB issued FAS 141R during 2007 to replace Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R applies to all transactions or other events in which an entity obtains control over one or more businesses, including combinations achieved without the transfer of consideration. FAS 141R retains the fundamental requirement that all business combinations must be accounted for under the acquisition or purchase method of accounting. All assets acquired, including identifiable intangible assets, liabilities assumed and any non-controlling interests must be recognized at the acquisition-date fair values. Banks may no longer carry over the pre-acquisition allowance for loan losses. Costs incurred to effect the acquisition and restructuring costs that the acquirer is expected but not obligated to incur must be recognized separately from the business combination. Contingent assets and liabilities generally will be recognized at their acquisition-date fair values. Changes in the recognized amounts of contingent assets and liabilities will be recognized in post acquisition-date earnings. FAS 141R may have a significant effect on the Company's financial statements for business combinations completed after January 1, 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

The FASB issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated net income to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. FAS 160, which will be adopted on January 1, 2009, is not expected to have a significant impact on the Company's financial statements.

Statement  of  Financial   Accounting   Standards  No.  161,  "Disclosure  About
Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," ("FAS 161")

FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

FASB Staff Position FIN 39-1, "Amendment of FASB Interpretation No. 39"("FIN 39-1")

As of January 1, 2008, the Company adopted FASB Staff Position FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities as of December 31, 2008 was reduced by $217 million and $15 million, respectively, of cash collateral.

FASB Staff Position No. EITF 99-20-1, "Amendment to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20" ("FSP EITF 99-20-1")

FSP EITF 99-20-1 amends the impairment (and related interest income measurement) guidance for certain beneficial interests in securitized financial assets that are within the scope of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("EITF 99-20"). This FSP eliminates the requirement that a holder's best estimate of cash flows be based upon those that "a market participant" would use. Instead, this FSP requires that an other-than-temporary impairment ("OTTI") be recognized as a realized loss through earnings when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The FSP also reiterates and emphasizes the objective of an OTTI assessment and the related disclosure requirements in FAS 115 and other related guidance, including the requirement that the holder consider all available information when developing the estimate of future cash flows (i.e. past events, current conditions and expected events). FSP 99-20-1 is effective for the Company as of December 31, 2008 and did not have a significant impact on the Company's financial statements.

(2) Acquisitions

On June 18, 2007, BOK Financial paid $43 million in cash for all the outstanding stock of Colorado-based United Banks of Colorado, Inc. United Banks had total assets of approximately $166 million, including loans of $94 million, and total deposits of $133 million and eleven banking locations in the Denver area. Loans acquired from United Banks are subject to a guaranty by the sellers through an escrow fund held in trust by Colorado State Bank and Trust. The Company will be reimbursed for up to $8.0 million of losses, including principal, interest and collection costs, on acquired loans in a three-year period after the acquisition date. Accordingly, none of the purchase price was allocated to an allowance for loan losses. At December 31, 2008, $5.3 million remains in the escrow fund to absorb future credit losses. On September 21, 2007, operations of United Banks' subsidiary, First United Bank, N.A. were combined with Colorado State Bank and Trust, N.A. through a purchase and assumption agreement.

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

Allocations of the purchase prices to net assets acquired are as follows (in thousands):

                                          United Banks           Worth
                                          of Colorado,       Bancorporation,
                                              Inc.                Inc.
                                         ---------------- -----------------
Cash and cash equivalents                $     36,249     $     86,563
Securities                                      2,245           22,676
Loans                                          93,810          284,039
Less reserve for loan losses                        -           (3,528)
                                         ---------------- -----------------
Loans, net of reserve                          93,810          280,511
Premises and equipment                         32,277            6,214
Core deposit premium                            5,039           13,741
Other assets                                    2,298           15,029
                                         ---------------- -----------------
Total assets acquired                         171,918          424,734
                                         ---------------- -----------------
Deposits                                      133,342          369,343
Other borrowings                                2,138            7,217
Other liabilities                               6,909            6,285
                                         ---------------- -----------------
Net assets acquired                            29,529           41,889
Less purchase price                            42,796          127,067
                                         ---------------- -----------------
Goodwill                                   $   13,267       $   85,178
                                         ---------------- -----------------


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

(3) Securities



Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                     December 31,
                             ----------------------------------------------------------------------------------------------
                                                  2008                                           2007
                             ----------------------------------------------------------------------------------------------
                              Amortized     Fair       Gross Unrealized      Amortized     Fair       Gross Unrealized
                                                    ------------------------                       ------------------------
                                Cost       Value       Gain        Loss         Cost       Value       Gain       Loss
                             ----------------------------------------------------------------------------------------------
 Municipal and other tax-exempt $235,791   $239,178     $3,736    $  (349)     $242,274    $243,061    $1,439     $  (651)
  Other debt securities            6,553      6,591         38          -         5,675       5,727        52          (1)
 --------------------------------------------------------------------------------------------------------------------------
      Total                     $242,344   $245,769     $3,774   $   (349)     $247,949    $248,788    $1,491    $   (652)
 --------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of investment securities at December 31, 2008, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                               Weighted
                                         Less than      One to         Six to         Over                      Average
                                         One Year     Five Years     Ten Years     Ten Years       Total       Maturity(2)
                                        ------------ -------------- ------------- ------------- ------------- ------------

Municipal and other tax-exempt:
  Amortized cost                        $  70,795    $  128,171       $28,895       $ 7,930      $ 235,791        2.77
  Fair value                               71,408       130,589        29,469         7,712        239,178
  Nominal yield(1)                           5.24          5.44          5.83          6.50           5.46
Other debt securities:
  Amortized cost                        $   4,852    $    1,689       $     -     $      12     $    6,553        1.41
  Fair value                                4,853         1,726             -            12          6,591
  Nominal yield                              3.66          4.40             -             -           3.84
                                        ------------ -------------- ------------- ------------- ------------- ------------
Total fixed maturity securities:
  Amortized cost                        $  75,647    $  129,860     $  28,895     $   7,942     $  242,344        2.74
  Fair value                               76,261       132,315        29,469         7,724        245,769
  Nominal yield                              5.14          5.42          5.83          6.49           5.42
                                        ------------ -------------- ------------- -------------
Total investment securities:
  Amortized cost                                                                                 $ 242,344
  Fair value                                                                                       245,769
  Nominal yield                                                                                       5.42
                                                                                                -------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                       December 31,
                              -----------------------------------------------------------------------------------------------
                                                   2008                                            2007
                              ----------------------------------------------- -----------------------------------------------
                               Amortized      Fair       Gross Unrealized      Amortized      Fair       Gross Unrealized
                                                      -----------------------                          ----------------------
                                  Cost       Value       Gain       Loss          Cost        Value       Gain      Loss
                              -----------------------------------------------------------------------------------------------
U.S. Treasury                   $  6,987    $  7,126     $  139    $     -      $  6,961    $  7,088      $  127   $     -
Municipal and other tax-exempt    19,537      20,163        664        (38)       26,478      26,578         133       (33)
Mortgage-backed securities:
    U. S. agencies             4,900,895   4,972,928     84,073    (12,040)    3,838,219   3,817,939      16,120   (36,400)
    Other                      1,636,934   1,241,238         28   (395,724)    1,664,537   1,641,189       1,225   (24,573)
-----------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed
    securities                 6,537,829   6,214,166     84,101   (407,764)    5,502,756   5,459,128      17,345   (60,973)
----------------------------------------------------------------------------- -----------------------------------------------
Other debt securities                 37          36          -         (1)           42          41           -        (1)
Equity securities and mutual
    funds                        158,033     149,960      2,485    (10,558)      151,689     157,705       6,016         -
-----------------------------------------------------------------------------------------------------------------------------
   Total                      $6,722,423  $6,391,451    $87,389  $(418,361)   $5,687,926  $5,650,540     $23,621  $(61,007)
-----------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of available for sale securities at December 31, 2008, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                 Weighted
                                          Less than      One to         Six to         Over                      Average
                                          One Year     Five Years     Ten Years     Ten Years        Total      Maturity(5)
                                         ------------ -------------- ------------- ------------- -------------- -----------
U.S. Treasuries:
   Amortized cost                        $       -    $    6,987     $        -    $       -     $     6,987        1.17
   Fair value                                    -         7,126              -            -           7,126
   Nominal yield                                 -          2.16              -            -            2.16
Municipal and other tax-exempt:
   Amortized cost                        $       -    $    2,404     $   16,117    $   1,016     $     19,537       7.42
   Fair value                                    -         2,486         16,659        1,018           20,163
   Nominal yield(1)                              -          3.98           4.11         4.65            4.12
Other debt securities:
   Amortized cost                        $       -    $       37     $       -     $       -     $         37       1.87
   Fair value                                    -            36             -             -               36
   Nominal yield(1)                              -          6.62             -             -            6.62
                                         ------------ -------------- ------------- ------------- -------------- -----------
Total fixed maturity securities:
   Amortized cost                        $       -    $    9,428     $   16,117    $   1,016     $     26,561       5.77
   Fair value                                    -         9,648         16,659        1,018           27,325
   Nominal yield                                 -          4.02           4.11         4.65            3.61
                                         ------------ -------------- ------------- -------------
Mortgage-backed securities:
   Amortized cost                                                                                $  6,537,829         (2)
   Fair value                                                                                       6,214,166
   Nominal yield(4)                                                                                     4.78
                                                                                                 --------------
Equity securities and mutual funds:
   Amortized cost                                                                                $    158,033         (3)
   Fair value                                                                                         149,960
   Nominal yield                                                                                         3.19
                                                                                                 --------------
Total available-for-sale securities:
   Amortized cost                                                                                $  6,722,423
   Fair value                                                                                       6,391,451
   Nominal yield                                                                                         4.74
                                                                                                 --------------

(1)  Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) The average expected lives of mortgage-backed securities were 1.96 years based upon current prepayment assumptions.
(3) Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
(4) The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
(5) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                      2008        2007        2006
                                   ----------- ----------- -----------
Proceeds                          $3,499,128    $806,979    $646,944
Gross realized gains                  21,128       2,862       2,454
Gross realized losses                 11,932       3,138       2,302
Related federal and state income
    tax expense (benefit)              2,736         (96)         53

Gross unrealized losses excludes other-than-temporary charges of $5.3 million in 2008 and $8.6 million in 2007.

Mortgage trading securities are mortgage-backed securities that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. These securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. As of December 31, 2008, mortgage trading securities are carried at their $399 million fair value and had a net unrealized gain of $12.6 million.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $5.0 billion and $4.1 billion at December 31, 2008 and 2007, respectively, have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or repledge these securities.

Net unrealized losses on securities not recognized as an other-than-temporary impairment totaled $328 million at December 31, 2008 compared with net unrealized losses of $37 million at December 31, 2007. The aggregate gross amount of unrealized losses at December 31, 2008 totaled $419 million. Management evaluated the securities with unrealized losses to determine if we believe that the losses were temporary. This evaluation considered factors such as causes of the unrealized losses, support for debt securities provided by government guarantees or credit enhancements, ratings of the respective issuers and other factors to assess the prospects for recovery over various interest rate scenarios and time periods. We also considered our intent and ability to either hold or sell the securities. It is our belief, based on currently available information and our evaluation, that the unrealized losses in these securities were temporary.

The Company's portfolio of available for sale securities includes preferred stocks issued by seven financial institutions. These stocks were originally purchased for $46 million and have a current carrying value of $32 million. The carrying value of these stocks has been reduced by $14 million of other-than-temporary impairment charges, approximately $5 million and $9 million in 2008 and 2007, respectively. None of the institutions that issued these stocks are in default. BOK Financial does not own any equity securities issued by Fannie Mae or Freddie Mac. These preferred stocks have certain debt-like features such as a quarterly dividends based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. The aggregate fair value of these preferred stocks decreased to $22 million at December 31, 2008 due to a significant widening of spreads to LIBOR related to current market disruptions. We assessed the probability that spreads over LIBOR on these securities will narrow and fair values will increase over a 24-month to 36-month period beginning on the most recent date that fair value equaled our carrying value, June 30, 2008, and concluded that the impairment was temporary at December 31, 2008.

FSP EITF 99-20-1 became effective for the Company as of December 31, 2008 and requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected. It also emphasizes the objective of an other-than-temporary impairment assessment, including the requirement that the holder consider all available information when developing the estimate of future cash flows (i.e. past events, current conditions and expected events). FSP EITF 99-20-1 did not have a significant impact on the Company's financial statements.

Temporarily Impaired Securities as of December 31, 2008
(In Thousands)
                                    Number       Less Than 12 Months       12 Months or Longer              Total
                                              -------------------------- ------------------------- -------------------------
                                      of         Fair       Unrealized      Fair      Unrealized      Fair      Unrealized
                                   Securities    Value         Loss         Value        Loss         Value        Loss
                                   ---------- ------------ ------------- ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt      63       $   10,331   $     147      $   7,914   $     202       $18,245      $   349


Available for sale:
  Other debt securities                2                -           -             36           1            36            1
  Municipal and other tax-exempt       4              645          30          1,269           8         1,914           38
  Mortgage-backed securities:
      U. S. agencies                  60          794,962       9,778        217,441       2,262     1,012,403       12,040
      Other                          114          297,736      83,721        936,077     312,003     1,233,813      395,724
  Equity securities and mutual funds  18           22,039      10,558              -           -        22,039       10,558
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
                                     198        1,115,382     104,087      1,154,823     314,274     2,270,205      418,361
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
Total                                261       $1,125,713   $ 104,234     $1,162,737   $ 314,476    $2,288,450    $ 418,710
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------


Temporarily Impaired Securities as of December 31, 2007
(In Thousands)
                                    Number       Less Than 12 Months       12 Months or Longer              Total
                                              -------------------------- ------------------------- -------------------------
                                      of         Fair       Unrealized      Fair      Unrealized      Fair      Unrealized
                                   Securities    Value         Loss         Value        Loss         Value        Loss
                                   ---------- ------------ ------------- ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt     210       $    1,996  $       5     $   91,319   $     646      $ 93,315      $   651
  Other                                1               -           -            600           1           600            1
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
                                     211            1,996          5         91,919         647        93,915          652
Available for sale:
  Other debt securities                2               16          -             25           1            41            1
  Municipal and other tax-exempt       9            2,925         22            304          11         3,229           33
  Mortgage-backed securities:
      U. S. agencies                 282          290,657      6,489      1,943,030      29,911     2,233,687       36,400
      Other                           84          425,527      4,150      1,003,557      20,423     1,429,084       24,573
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
                                     377          719,125     10,661      2,946,916      50,346     3,666,041       61,007
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
Total                                588         $721,121   $ 10,666     $3,038,835   $  50,993    $3,759,956    $  61,659
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------

(4) Derivatives

The fair values of derivative contracts at December 31, 2008 were (in thousands):

                                                 December 31, 2008              December 31, 2007
                                          ---------------------------- -- ----------------------------
                                            Assets        Liabilities        Assets        Liabilities
                                          ----------- -- ------------- -- ------------ --- ------------
   Customer Risk Management Programs:
         Interest rate contracts            $174,144       $180,008          $73,946          $78,808
         Energy contracts                    423,044        442,791          399,363          406,740
         Cattle contracts                      3,526          3,529            3,374            3,242
         Foreign exchange contracts           51,767         51,767           20,205           20,205
         CD options                            3,655          3,655            4,325            4,325
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------
   Fair value before cash collateral         656,136        681,750          501,213          513,320
         Less:  cash collateral             (217,082)      (14,716)              -           (172,163)
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------
     Total Customer Derivatives              439,054        667,034          501,213          341,157

   Interest Rate Risk Management Programs     13,550              -            1,233              520
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------
     Total Derivative Contracts            $ 452,604       $667,034        $ 502,446         $341,677
----------------------------------------- ----------- -- ------------- -- ------------ --- ------------

Customer Risk Management Programs

BOK Financial offers programs that permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and selected counterparties to minimize the risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to BOK Financial as compensation for administrative costs, credit risks and profit.

Credit risk is considered in determining the fair value of derivative instruments. Deterioration in the credit rating of customers or dealers reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period. Deterioration in our credit rating below investment grade would affect the fair value of our derivative liabilities. In the event of a credit down-grade, the fair value of our derivative liabilities would decrease. The reduction in fair value would be recognized in earnings in the current period.

As of January 1, 2008, the Company adopted FSP FIN 39-1, which permits offsetting of cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. The total amount of derivative assets and liabilities at December 31, 2008 were reduced by $217 million and $15 million, respectively, of cash collateral.

Interest Rate Risk Management Programs

BOK Financial uses interest rate swaps in managing its interest rate sensitivity. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.

The following table details interest rate swaps and, when applicable, the associated fair value of liabilities at December 31, 2008 (dollars in thousands):


                  Liabilities Carried at Fair Value                           Interest Rate Swap
         ----------------------------------------------------- -------------------------------------------------
                                                 Weighted Avg                  Weighted Average
                           Principal     Fair     Fixed Rate     Notional  Fixed Rate  Floating Rate
 Maturity   Description      Amount    Value(2)     (Paid)        Amount    Received     Received    Fair Value
                                                                             (Paid)      (Paid) (1)
 ------------------------------------------------------------- -------------------------------------------------
    2009   Certificates of   $587,339   595,748       (4.488)%    $625,000      4.487%     (0.436)%    $11,762
             deposit
    2010   Certificates of      8,851     9,024       (3.631)       10,000      3.657      (0.436)         368
             deposit
    2011   Certificates of     27,294    27,982       (3.983)       30,000      4.013      (0.436)       1,758
             deposit
                           -----------------------             ------------                         ------------
                              623,484   632,754                    665,000                              13,848

           Other derivatives        -         -                      4,046     (5.510)      0.436         (298)
                           -----------------------             ------------                         ------------
         Total               $623,484  $632,754                   $669,046                             $13,550
                           -----------------------             ------------                         ------------

(1) Floating rates are based on 30-day LIBOR, unless otherwise noted.
(2) Fair value of certificates of deposit are based upon brokered certificate of deposit market rates or Federal Home Loan Bank rates for advances with similar maturities.

During 2008 and 2007, net interest revenue was decreased by $7.0 million and $6.8 million, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

As of January 1, 2008, the Company adopted FAS 159, which provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133 were designated as being reported at fair value when FAS 159 was first adopted. In addition, certain certificates of deposit issued subsequent to the adoption of FAS 159 have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. The fair value of these fixed-rate certificates of deposit generally increases when interest rates fall. Interest on these certificates of deposit based on contractual interest rates and outstanding principal balances is included in interest expense on the Consolidated Statement of Earnings. Changes in the fair value of liabilities carried at fair value which is included in derivatives gains (losses), net on the Consolidated Statement of Earnings decreased net income by $10.2 million in 2008. Changes in the fair value of interest rate swaps, which is included in derivatives gains (losses), net on the Consolidated Statement of Earnings increased net income by $11.6 million in 2008.

(5) Loans

Significant components of the loan portfolio are as follows (in thousands):

                                                                       December 31,
                              -----------------------------------------------------------------------------------------------
                                                    2008                                           2007
                              ------------------------------------------------ ----------------------------------------------
                                 Fixed      Variable     Non-                     Fixed     Variable      Non-
                                  Rate        Rate      accrual     Total         Rate        Rate      accrual     Total
                              ------------------------------------------------ ----------------------------------------------
 Commercial                   $3,012,649   $4,264,108  $134,846  $7,411,603    $2,714,050  $4,004,553   $42,981  $6,761,584
 Commercial real estate          847,816    1,716,153   137,279   2,701,248       857,300   1,840,465    25,319   2,723,084
 Residential mortgage            772,234      952,953    27,387   1,752,574       757,130     762,203    15,272   1,534,605
 Consumer                        805,136      204,884       561   1,010,581       736,295     184,284       718     921,297
 ----------------------------------------------------------------------------------------------------------------------------
 Total                        $5,437,835   $7,138,098  $300,073 $12,876,006    $5,064,775  $6,791,505   $84,290 $11,940,570
 ----------------------------------------------------------------------------------------------------------------------------
 Loans past due (90 days)                                         $  19,123                                      $   5,575
 ----------------------------------------------------------------------------------------------------------------------------
 Foregone interest on nonaccrual loans                            $   8,391                                      $   3,011
 ----------------------------------------------------------------------------------------------------------------------------

Approximately 43% of the commercial and consumer loan portfolios and approximately 68% of the residential mortgage loan portfolio (excluding loans held for sale) are loans to businesses and individuals in Oklahoma. This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

Within the commercial loan classification, loans to energy-related businesses totaled $2.3 billion or 18% of total loans as of December 31, 2008. Other notable segments include services, $2.0 billion; wholesale/retail, $1.2 billion; healthcare, $777 million; manufacturing, $498 million; and agriculture, $198 million, which includes $134 million of loans to the cattle industry. The services category consists almost entirely of loans with individual balances of less than $10 million.

Approximately 25% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 28% of commercial real estate loans are secured by property located in Texas, primarily in the Dallas and Houston areas. The major components of these properties are multifamily residences, $317 million; construction and land development, $926 million; retail facilities, $371 million; and office buildings, $459 million.

At December 31, 2008 and 2007, residential mortgage loans included $12.8 million and $9.9 million, respectively, and consumer loans included $254 thousand and $515 thousand, respectively, of loans with repayment terms that have been modified from the original contracts.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2008, outstanding commitments totaled $5.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2008, outstanding standby letters of credit totaled $599 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2008, outstanding commercial letters of credit totaled $18 million.

The Company also has off-balance sheet credit risk for residential loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained for this off-balance sheet credit risk. At December 31, 2008, the principal balance of loans sold subject to recourse obligations totaled $391 million and the reserve for credit risk from these loans totaled $8.8 million. Losses incurred during 2008 and 2007 totaled $8.6 million and $1.1 million, respectively.

Reserve  for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

                                 2008       2007        2006
                             ------------------------------------
  Beginning balance           $ 126,677  $ 109,497   $ 103,876
  Provision for loan losses     208,280     34,758      18,086
  Loans charged off            (122,211)   (31,617)    (23,996)
  Recoveries                     20,490     10,511      11,531
  Addition due to acquisitions        -      3,528           -
   ---------------------------------------------------------------
  Ending balance              $ 233,236  $ 126,677   $ 109,497
  ---------------------------------------------------------------

The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

                                 2008      2007      2006
                             --------------------------------

  Beginning balance           $  20,853  $20,890   $  20,574
  Provision for off-balance
     sheet credit losses         (5,687)     (37)        316
  -----------------------------------------------------------

  Ending balance              $  15,166  $20,853   $  20,890
  -----------------------------------------------------------

  Provision for credit losses $ 202,593  $34,721   $  18,402
  -----------------------------------------------------------

Reserve  for Recourse Loan Losses

The activity in the reserve for recourse loan losses is summarized as follows (in thousands):

                                 2008       2007        2006
                             ------------------------------------

  Beginning balance           $   3,560  $   2,473   $   1,861
  Provision for loan losses       8,577      1,092         723
  Loans charged off, net         (3,370)        (5)       (111)
  ---------------------------------------------------------------
  Ending balance              $   8,767  $   3,560   $   2,473
  ---------------------------------------------------------------

Impaired Loans

Investments in loans considered to be impaired under FAS 114 were as follows (in thousands):

                                       December 31,
                             --------------------------------
                                 2008      2007      2006
                             --------------------------------
  Investment in loans impaired
     under FAS 114 (all of
     which were on a
     nonaccrual basis)         $269,908    $74,085   $22,586
  Loans with specific reserves
     for loss                   194,292     22,749     4,694
  Specific reserve balance       28,532      4,425     1,670
  No specific related reserve
     for loss                    75,616     51,336    17,892
  Average recorded investment
     in impaired loans          179,808     44,535    26,435

Approximately $76.6 million of losses on impaired loans with no related specific reserves at December 31, 2008 were charged off against the allowance for loan losses during 2008. Interest income recognized on impaired loans during 2008, 2007 and 2006 was not significant.

(6) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

                                            December 31,
                                     ------------------------
                                          2008         2007
                                     ----------- ------------
   Land                                 $71,306     $68,496
   Buildings and improvements           221,035     201,171
   Software                              55,488      44,499
   Furniture and equipment              136,785     128,869
------------------------------------ ----------- ------------
   Subtotal                             484,614     443,035
   Less accumulated depreciation        207,156     184,249
------------------------------------ ----------- ------------
   Total                              $ 277,458   $ 258,786
------------------------------------ ----------- ------------

Depreciation expense of premises and equipment was $28.4 million, $25.6 million and $23.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(7) Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

                                               December 31,
                                         -----------------------
                                              2008       2007
                                         ----------- -----------

   Core deposit premiums                  $109,417    $109,417
   Less accumulated amortization            95,059      88,263
---------------------------------------- ----------- -----------
   Net core deposit premiums                14,358      21,154

   Other identifiable intangible assets     16,791      18,656
   Less accumulated amortization             5,769       6,770
---------------------------------------- ----------- -----------
   Net other identifiable intangible
      assets                                11,022      11,886

   Goodwill                                388,964     388,448
   Less accumulated amortization            53,135      53,135
---------------------------------------- ----------- -----------
 Net goodwill                              335,829     335,313
---------------------------------------- ----------- -----------
 Total intangible assets, net             $361,209    $368,353
---------------------------------------- ----------- -----------

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

                      Core            Other
                     Deposit       Identifiable
                    Premiums    Intangible Assets     Total
                 -------------- ----------------- -------------

 2009              $  5,606         $ 1,138         $  6,744
 2010                 4,131           1,163            5,294
 2011                 2,227           1,190            3,417
 2012                   815           1,218            2,033
 2013                   485             936            1,421
 Thereafter           1,094           5,377            6,471
---------------- -------------- ----------------- -------------
                    $14,358         $11,022          $25,380
---------------- -------------- ----------------- -------------

The net amortized cost of identifiable intangible assets at December 31, 2008 is assigned to the Company's subsidiary banks as follows (in thousands):

        Core deposit premiums:
          Bank of Texas                    $   8,621
          Colorado State Bank and Trust        4,674
          Bank of Arizona                      1,063
       ----------------------------------- -----------
                                           $  14,358
       ----------------------------------- -----------

        Other identifiable intangible assets:
          Bank of Oklahoma                    $6,257
          Colorado State Bank and Trust        3,975
          Bank of Kansas City                    790
       ----------------------------------- -----------
                                             $11,022
       ----------------------------------- -----------

        Goodwill:
          Bank of Oklahoma                    $8,173
          Bank of Texas                      240,122
          Bank of Albuquerque                 15,273
          Colorado State Bank and Trust       55,611
          Bank of Arizona                     16,650
       ----------------------------------- -----------
                                            $335,829
       ----------------------------------- -----------

The annual goodwill evaluation did not indicate impairment for any business unit in 2008, 2007 or 2006. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.

(8) Mortgage Banking Activities

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $129 million and $77 million, and outstanding mortgage loan commitments totaled $241 million and $53 million at December 31, 2008 and 2007, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of December 31, 2008, the unrealized loss on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $2.1 million. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $9.5 million in 2008, $5.2 million in 2007 and $10.5 million in 2006.

At December 31, 2008, BOK Financial owned the rights to service 58,023 mortgage loans with outstanding principal balances of $6.0 billion, including $793 million serviced for affiliates, and held related funds of $65 million for investors and borrowers. The weighted average interest rate and remaining term was 6.15% and 284 months, respectively. Mortgage loans sold with recourse totaled $391 million at December 31, 2008, and $13.2 million of loans sold with recourse were 90 days or more delinquent. At December 31, 2007, BOK Financial owned the rights to service 58,227 mortgage loans with outstanding principal balances of $5.5 billion, including $614 million serviced for affiliates, and held related funds of $63 million for investors and borrowers. The weighted average interest rate and remaining term was 6.18% and 280 months, respectively. Mortgage loans sold with recourse totaled $393 million at December 31, 2007, and $3.7 million of loans sold with recourse were 90 days or more delinquent. Servicing revenue and late charges on loans serviced for others, which are included in mortgage banking revenue in the Consolidated Statements of Earnings totaled $17.6 million for 2008, $17.1 million for 2007 and $16.5 million for 2006.

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

Activity in capitalized mortgage servicing rights and related valuation allowance during 2006, 2007 and 2008 are as follows (in thousands):

                                                  Capitalized Mortgage Servicing Rights
                                                 -------------------------------------  Valuation
                                                  Purchased   Originated    Total       Allowance       Net
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2005(1)                   $  8,606   $  52,905   $  61,511   $ (7,414)   $  54,097
   Adoption of FAS 156 effective January 1, 2006       (117)     (6,747)     (6,864)     7,414          550
   Additions, net                                     6,774      11,917      18,691          -       18,691
   Change in fair value due to loan runoff           (2,448)     (7,953)    (10,401)         -      (10,401)
   Change in fair value due to market changes            (2)      3,011       3,009          -        3,009
  -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2006(1)                   $ 12,813   $  53,133   $  65,946   $      -    $  65,946
   Additions, net                                     3,628      14,080      17,708          -       17,708
   Change in fair value due to loan runoff           (2,478)     (8,274)    (10,752)         -      (10,752)
   Change in fair value due to market changes           (57)     (2,836)     (2,893)         -       (2,893)
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2007(1)                   $ 13,906   $  56,103   $  70,009   $      -    $  70,009
   Additions, net                                         -      19,220      19,220          -       19,220
   Change in fair value due to loan runoff           (2,286)     (9,676)    (11,962)         -      (11,962)
   Change in fair value due to market changes        (5,267)    (29,248)    (34,515)         -      (34,515)
 -------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2008(1)                   $  6,353   $  36,399   $  42,752   $      -    $  42,752
 -------------------------------------------------------------------------------------------------------------

(1) Excludes approximately $0.2 million, $0.7 million and $0.8 million at December 31, 2008, 2007 and 2006, respectively, of loan servicing rights on mortgage loans originated prior to the adoption of FAS 122.

Fair value is determined by discounting the projected net cash flows. Significant assumptions are:

Discount rate - Indexed to a risk-free rate commensurate with the average life of the servicing portfolio plus a market premium. The discount rate at December 31, 2008 was 9.26%.

Prepayment rate - Annual prepayment estimates ranging from 8.3% to 38% based upon loan interest rate, original term and loan type.

Loan servicing costs - $43 to $73 annually per loan based upon loan type.

Escrow earnings rate - Indexed to rates paid on deposit accounts with a comparable average life. The escrow earnings rate at December 31, 2008 was 2.08%.

The effect of a 50 basis point decrease in mortgage interest rates on all significant assumptions is expected to decrease the fair value of mortgage servicing rights by $11 million.

Stratification of the mortgage loan-servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at December 31, 2008 follows (in thousands):

                                          < 5.51%     5.51% - 6.50%   6.51% - 7.50%     => 7.51%        Total
 --------------------------------------------------------------------------------------------------------------------
 Fair value                              $    9,638     $   25,866      $     5,847     $   1,401     $  42,752
 --------------------------------------------------------------------------------------------------------------------
 Outstanding principal of loans
   serviced(1)                           $  951,800     $2,983,300      $ 1,049,200     $ 172,700    $5,157,000
 --------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $793 million for loans serviced for affiliates and $34 million of mortgage loans for which there are no capitalized mortgage servicing rights.

(9) Deposits

Interest expense on deposits is summarized as follows (in thousands):

                             2008       2007        2006
                          -----------------------------------
 Transaction deposits      $ 121,403  $ 194,617  $ 148,986
 Savings                         676      1,499      1,408
 Time:
    Certificates of deposits
      under $100,000          70,806     88,465     69,844
    Certificates of deposits
      $100,000 and over       78,965    110,791    100,916
    Other time deposits       17,074     17,374     15,754
 ------------------------------------------------------------
      Total time             166,845    216,630    186,514
 ------------------------------------------------------------
      Total                 $288,924   $412,746   $336,908
 ------------------------------------------------------------

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 were $3.1 billion and $2.4 billion, respectively.

Time deposit maturities are as follows: 2009 - $3.7 billion, 2010 - $191 million, 2011 - $194 million, 2012 - $279 million, 2013 - $704 million and $117 million thereafter. At December 31, 2008, the Company had $1.0 billion in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates is 3.55%.

Interest expense on time deposits during 2008 and 2007 was reduced by the net accrued settlement from interest rate swaps of $6.9 million and $2.6 million, respectively.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $35 million at December 31, 2008 and $91 million at December 31, 2007.

(10) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

                                                                     December 31
                           -----------------------------------------------------------------------------------------------
                                         2008                              2007                          2006
                           -----------------------------------------------------------------------------------------------
                                                  Maximum                         Maximum                       Maximum
                                                Outstanding                     Outstanding                   Outstanding
                                                  At Any                          At Any                        At Any
                             Balance     Rate    Month End     Balance     Rate  Month End   Balance    Rate   Month End
                           ------------------------------------------------------------------------------------------------
  Parent Company:
     Revolving, unsecured line$  50,000   3.78%  $   50,000    $   50,000   5.42% $  50,000  $        -     -% $        -
  Subsidiary Banks:
     Funds purchased and
       repurchase agreements  3,025,399   0.72    3,686,019     3,225,131   4.30   3,225,131  2,348,516   5.52  2,688,175
     Federal Home Loan Bank
       advances                 991,401   1.76    2,391,618       938,168   4.65     938,168    566,017   5.36    841,159
     Federal Reserve advances   450,000   0.24      450,000             -    -             -          -    -            -
     Subordinated debentures    398,407   5.51      398,407       398,273   5.91     548,187    297,800   6.91    300,230
     Other                       30,653   2.62       44,227        39,396   4.10      43,985     27,714   4.00     36,534
                           -------------                     -------------                 -------------
       Total subsidiary banks 4,895,860   1.30                  4,600,968   4.52              3,240,047   5.63
                           -------------                     -------------                 -------------
   Total other borrowings    $4,945,860   1.32                 $4,650,968   4.53             $3,240,047   5.63
                           -------------                     -------------                 -------------

Aggregate annual principal repayments of long-term debt at December 31, 2008 are as follows (in thousands):

                               Parent     Subsidiary
                                 Company     Banks
                            ---------------------------
    2009                      $       -    $4,226,052
    2010                         50,000       250,475
    2011                              -         2,372
    2012                              -         1,418
    2013                              -           525
    Thereafter                        -       415,018
                            ---------------------------
    Total                     $  50,000    $4,895,860
                            ---------------------------

Funds purchased generally mature within one to ninety days from the transaction date. At December 31, 2008, securities sold under agreements to repurchase totaled $1.9 billion with related accrued interest payable of $4.5 million.

Additional information relating to repurchase agreements at December 31, 2008 is as follows (dollars in thousands):

                                                   Amortized        Market        Repurchase      Average
 Security Sold/Maturity                              Cost           Value       Liability(1)        Rate
 -------------------------------------------------------------------------------------------------------------
 U.S. Agency Securities:
    Overnight(1)                                   $1,364,651    $ 1,233,500      $  975,131        0.34%
    Long-term                                         573,722        590,760         470,429        2.64
 -------------------------------------------------------------------------------------------------------------
      Total Agency Securities                      $1,938,373    $ 1,824,260      $1,445,560        1.09%
 -------------------------------------------------------------------------------------------------------------

(1) BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Bank are used for funding purposes. In accordance with policies of the Federal Home Loan Bank, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Bank has issued letters of credit totaling $394 million to secure BOK Financial's obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2008 pursuant to the Federal Home Loan Bank's collateral policies is $2.3 billion.

The Company elected to participate in the TLGP, which expanded insurance coverage to certain qualifying debt issued by eligible financial institutions. In general, senior unsecured debt newly issued on or before June 30, 2009 will be fully protected by the FDIC through the earlier of the maturity of the debt or June 30, 2012. Collectively, our subsidiary banks may issue up to $1.8 billion of TLGP protected debt. No TLGP protected debt is currently outstanding.

In 2008, the subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program totaled $450 million at December 31, 2008.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants and matures in December of 2010. At December 31, 2008, the outstanding balance under this credit agreement was $50 million. Subsequent to December 31, 2008, the Company fully repaid the amounts owed under this credit agreement.

As of December 31, 2007, BOK Financial had a $188 million unsecured revolving line of credit with certain commercial banks with an outstanding principal balance of $50 million. In 2008, that balance was repaid and the agreement was terminated at the Company's request.

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

(11) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                            December 31,
                                       ----------------------
                                          2008       2007
                                       ----------------------
 Deferred tax liabilities:
    Valuation adjustments                $33,800   $ 30,600
    Mortgage servicing rights             29,500     25,900
    Lease financing                       19,800     16,600
    Pension contributions in excess
      of book expense                          -      4,900
    Other                                  2,300      3,700
 ------------------------------------------------------------
      Total deferred tax liabilities      85,400     81,700
 ------------------------------------------------------------
 Deferred tax assets:
    Available for sale securities
      mark-to-market                     126,300     14,600
    Stock-based compensation               6,500      5,700
    Credit loss reserves                  94,200     56,000
    Valuation adjustments                 23,900      9,400
    Deferred book income                  22,300     26,000
    Deferred compensation                 11,300     10,000
    Book expense in excess of pension
        contribution                       1,200          -
    Other                                 18,800     12,500
 ------------------------------------------------------------
      Total deferred tax assets          304,500    134,200
 ------------------------------------------------------------
 Deferred tax assets in excess of
   deferred tax liabilities             $219,100    $52,500
 ------------------------------------------------------------

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

                              Years ended December 31,
                         -----------------------------------
                             2008       2007       2006
                         -----------------------------------
 Current:
    Federal               $ 108,879   $ 119,025  $ 113,554
    State                     7,377      10,179      8,518
 -----------------------------------------------------------
    Total current           116,256     129,204    122,072
 -----------------------------------------------------------

 Deferred:
    Federal                 (47,685)    (12,935)    (7,001)
    State                    (3,662)       (508)      (446)
 -----------------------------------------------------------
    Total deferred          (51,347)    (13,443)    (7,447)
 -----------------------------------------------------------
      Total income tax    $  64,909   $ 115,761  $ 114,625
 -----------------------------------------------------------

The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

                                 Years ended December 31,
                              -------------------------------
                                 2008      2007      2006
                              -------------------------------
 Amount:
    Federal statutory tax       $76,353  $116,698  $114,660
    Tax exempt revenue           (4,173)   (4,204)   (3,529)
    Effect of state income taxes,
      net of federal benefit      1,278     5,783     4,805
    Intangible amortization           -         -        82
    Utilization of tax credits   (1,234)   (1,218)   (1,040)
    Bank-owned life insurance    (3,555)   (3,411)     (830)
    Charitable contribution      (2,852)        -         -
    Reduction of tax accrual     (2,437)        -    (2,200)
    Other, net                    1,529     2,113     2,677
 ------------------------------------------------------------
      Total                     $64,909  $115,761  $114,625
 ------------------------------------------------------------

Due to the favorable resolution of certain tax issues for the tax periods ended December 31, 2002 and December 31, 2004, BOK Financial reduced its tax accrual by $2.2 million and $2.4 million in 2006 and 2008, respectively, which was credited against current income tax expense.

                                  Years ended December 31,
                               -------------------------------
                                  2008      2007      2006
                               -------------------------------
 Percent of pretax income:
    Federal statutory rate         35%       35%       35%
    Tax-exempt revenue             (2)       (1)       (1)
    Effect of state income taxes
      net of federal benefit        1         1         1
    Bank-owned life insurance      (2)       (1)        -
    Charitable contribution        (1)        -         -
    Reduction of tax accrual       (1)        -        (1)
    Other, net                      -         1         1
 -------------------------------------------------------------
      Total                        30%       35%       35%
 -------------------------------------------------------------

BOK Financial adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, BOK Financial recognized a $609 thousand increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

                                        2008      2007
                                     ---------------------
 Balance as of December 31, 2007     $ 13,200  $ 12,639
    Additions for tax for current
      year positions                    3,800     4,100
    Settlements during the period        (100)        -
    Lapses of applicable statute of
      limitations                      (3,700)   (3,539)
 ---------------------------------------------------------
  Balance as of December 31, 2008    $ 13,200  $ 13,200
 ---------------------------------------------------------

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized $1.5 million and $1.0 million, respectively, in interest and penalties. The Company had approximately $3.0 million and $2.3 million for the payment of interest and penalties accrued as of December 31, 2008 and 2007, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

One of our acquired entities is currently under examination by the Internal Revenue Service ("IRS") for the year ending May 31, 2007 and the related carryback period. Refunds claimed in the carryback period total $3.5 million. The ultimate resolution is unlikely to have a material impact on the financial statements. Also during 2008, the IRS exam for the year ended December 31, 2005 for the same acquired entity was closed with no adjustments.

(12) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest will continue to accrue on employees' account balances at 5.25%.

The following table presents information regarding this plan (dollars in thousands):

                                                               December 31,
                                                         ----------------------
                                                             2008         2007
                                                         ----------------------
 Change in projected benefit obligation:
    Projected benefit obligation at beginning of year     $ 46,183    $ 58,220
    Service cost                                                 -           -
    Interest cost                                            2,685       2,823
    Actuarial (gain) loss                                   (1,205)     (6,474)
    Benefits paid                                           (8,564)     (8,386)
 ------------------------------------------------------------------------------
 Projected benefit obligation at end of year(1,2)         $ 39,099    $ 46,183
 ------------------------------------------------------------------------------

 Change in plan assets:
    Plan assets at fair value at beginning of year        $ 58,089    $ 63,038
    Actual return on plan assets                           (14,224)      3,437
    Company contributions                                        -           -
    Benefits paid                                           (8,564)     (8,386)
 ------------------------------------------------------------------------------
 Plan assets at fair value at end of year                 $ 35,301    $ 58,089
 ------------------------------------------------------------------------------

 Funded status of the plan / prepaid pension costs         $(3,798)    $11,906
 ------------------------------------------------------------------------------

 Components of net periodic benefit costs:
    Service cost                                          $      -    $      -
    Interest cost                                            2,685       2,823
    Expected return on plan assets                          (3,910)     (4,165)
    Amortization of unrecognized net loss                      496         958
 ------------------------------------------------------------------------------
 Net periodic pension cost (benefit)                      $   (729)   $   (384)
 ------------------------------------------------------------------------------

(1)  Projected benefit obligation equals accumulated benefit obligation.
(2)  Projected benefit obligation is based on a January 1 measurement date.


 Weighted-average assumptions as of December 31:
    Discount rate                                            6.50%       6.00%
    Expected return on plan assets                           7.00%       7.00%
    Rate of compensation increase                            N/A         N/A

As of December 31, 2008, expected future benefit payments related to the Pension Plan were as follows (in thousands):

                     2009                               $ 3,142
                     2010                                 3,531
                     2011                                 3,662
                     2012                                 4,329
                     2013                                 3,705
                     2014 through 2017                   18,770
                                                      -------------
                                                        $37,139
                                                      -------------

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund's securities. If market quotations are not readily available, the securities' fair values are determined by the Fund's pricing committee. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 5.39%. As of December 31, 2008, the expected return on plan assets for 2009 is 5.25% The maximum allowed and minimum required Pension Plan contributions for 2008 were $6.6 million and $0, respectively. No contributions were made for 2007 or 2008. We expect approximately $2.0 million of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2009.

Employee contributions to the Thrift Plan eligible for Company matching equal 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of $750 is made for employees whose annual base compensation is less than $40,000.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant's investment options, vest over five years. Thrift Plan expenses were $12.1 million, $11.6 million and $9.1 million for 2008, 2007 and 2006, respectively.

BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. The post-retirement medical plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $2.2 million at December 31, 2008. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company's growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $83.2 million in 2008, $71.4 million in 2007 and $65.2 million in 2006 for incentive compensation plans.

(13) Stock Compensation Plans

The shareholders and Board of Directors of BOK Financial have approved various stock-based compensation plans. An independent compensation committee of the Board of Directors determines the number of awards granted to the Chief Executive Officer and other senior executives. Stock-based compensation is granted to other officers and employees and is approved by the independent compensation committee upon recommendation of the Chairman of the Board and the Chief Executive Officer.

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

The following table presents options outstanding during 2006, 2007 and 2008 under these plans:

                                                Weighted-
                                                 Average
                                                 Exercise
                                     Number       Price
                                   --------------------------
 Options outstanding at
    December 31, 2005               3,488,712      $34.03
 Options awarded                      900,119       48.30
 Options exercised                   (790,981)      29.50
 Options forfeited                   (100,149)      36.65
 Options expired                       (1,076)      37.35
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2006               3,496,625      $38.63
 Options awarded                      956,475       54.18
 Options exercised                   (703,833)      32.41
 Options forfeited                   (429,848)      43.74
 Options expired                       (1,249)      45.80
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2007               3,318,170      $43.50
 Options awarded                    1,098,172       47.71
 Options exercised                   (498,700)      33.05
 Options forfeited                   (271,250)      47.96
 Options expired                      (70,924)      49.91
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2008               3,575,468      $45.77
 ------------------------------------------------------------
 Options vested at
    December 31, 2008                 846,387      $39.62
 ------------------------------------------------------------

The following table summarizes information concerning currently outstanding and vested stock options:

               Options Outstanding               Options Vested
 ---------------------------------------------- ------------------

                             Weighted  Weighted
                             Average    Average          Weighted
    Range of                Remaining  Exercise           Average
    Exercise      Number   Contractual   Price    Number Exercise
     Prices    Outstanding Life (years)           Vested   Price

  $17.37 - 19.02  100,818      1.24       17.73   100,818   17.73
   28.27 - 30.87  315,641      2.30       29.90   196,747   29.35
       37.74      310,730      3.00       37.74   104,714   37.74
   38.91 - 44.30  107,887      2.00       41.73       -      -
   45.15 - 47.34  577,139      3.50       47.32   212,325   47.31
   47.05 - 48.53  509,099      4.00       47.06    72,424   47.08
      48.46       805,163      6.00       48.46       -      -
   50.61 - 54.00  107,887      0.12       53.51   107,887   53.51
      54.33       579,206      5.00       54.33    51,472   54.33
   52.54 - 54.28  161,898      1.00       53.57       -      -
 ------------------------------------------------------------------

Compensation expense for stock options is generally recognized based on the fair value of options granted over the options' vesting period. The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                  2008       2007        2006
                                ---------- ---------- -----------

Average risk-free interest rate  3.50%      4.68%      4.42%
Dividend yield                   1.70%      1.10%      0.90%
Volatility factors                .147       .143       .161
Weighted average expected life  4.9 years  4.9 years  4.9 years
Weighted average fair value       $7.09      $9.91      $9.56

Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $11.0 million at December 31, 2008. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $4.6 million in 2009, $3.0 million in 2010, $1.7 million in 2011, $970 thousand in 2012, $490 thousand in 2013 and $170 thousand thereafter. Stock option expense for the years ended December 31, 2008, 2007 and 2006 was $7.8 million, $6.3 million and $6.4 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $11.8 million, $14.9 million and $16.6 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2008 and 2007 was $19.2 million and $27.2 million, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2008 and 2007 was $656 thousand and $15.1 million, respectively.

BOK Financial also issues non-vested common shares under the various stock-based compensation plans. At December 31, 2008, a total of 137,958 non-vested common shares have been awarded, including 56,853 awarded in 2008. The weighted average grant date fair value of non-vested shares awarded in 2008 was $47.62 per share. Unrecognized compensation cost of non-vested shares totaled $3.4 million at December 31, 2008. Subject to adjustment for forfeitures, we expect to recognize compensation expense of $1.1 million in 2009, $950 thousand in 2010, $750 thousand in 2011, $520 thousand in 2012 and $50 thousand in 2013.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award. Compensation expense is based on the fair value of the award recognized over the vesting period. At December 31, 2008, the recorded obligation for liability awards was $1.2 million. Compensation cost of liability awards was a benefit of $471 thousand in 2008, expense of $506 thousand in 2007 and expense of $4.7 million in 2006.

During January 2009, BOK Financial awarded the following stock-based compensation:

                             ---------- --------- ------------
                                        Exercise  Fair Value /
                              Number     Price        Award
                             ---------- --------- ------------
  Equity awards:
    Stock options             779,541     $36.65  $  5.38
    Nonvested stock           139,839         -     36.65
                             ----------
    Total equity awards       919,380
                             ----------
  Total stock-based awards    919,380
  -------------------------- ---------- --------- ------------

The aggregate compensation cost of these awards totaled approximately $9.3 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. None of the stock-based compensation awards in January 2009 are subject to deferred compensation plans.


(14) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as "related parties") in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company's loans to related parties do not involve more than the normal credit risk and there are no non-accrual or impaired related party loans outstanding at December 31, 2008 or 2007. Activity in loans to related parties is summarized as follows (in thousands):

                                     2008         2007
                                  ------------ ------------
  Beginning balance                $252,051    $ 160,901
     Advances                       734,553      700,742
     Payments                      (704,433)    (700,488)
     Charge-offs(2)                 (26,000)           -
     Adjustments(1)                 (49,031)      90,896
  ------------------------------- ------------ ------------
  Ending balance                   $207,140     $252,051
  ------------------------------- ------------ ------------

(1)Adjustments generally consist of changes in status as a related party. In 2008, adjustments include $48 million of loans to SemGroup, L.P., which ceased to be a related party upon resignation of Thomas L. Kivisto, its principal owner, from the Company's Board of Directors. These loans remain outstanding and are non-performing.

(2)In 2008, the Company charged off $26 million of the balance due from SemGroup, L.P.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. The revolving credit agreement with Mr. Kaiser replaced a similar credit agreement with certain commercial banks that was terminated at the Company's request. The Company was in compliance with all terms of that credit agreement when it was terminated. Interest on the outstanding balance due to Mr. Kaiser is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants and matures in December of 2010. At December 31, 2008, the outstanding balance under this credit agreement was $50 million. Subsequent to December 31, 2008, the Company fully repaid the amounts owed under this credit agreement.

The Company also rents office space in facilities owned by affiliates of Mr. Kaiser. Lease payments for 2008 totaled $1.1 million.

In 2008, the Company entered into a $25 million loan commitment with the Tulsa Community Foundation ("TCF") to be secured by tax-exempt bonds purchased from the Tulsa Stadium Trust (the "Stadium Trust") by TCF. The Stadium Trust is an Oklahoma public trust, of which the City of Tulsa is the sole beneficiary. Stanley A. Lybarger, President and CEO of the Company, is Chairman of the Stadium Trust.

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). BOk is custodian and BOSC, Inc. is distributor for the Funds. The Funds' products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 98% of the Funds' assets of $3.8 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and BOk officers serve as president and secretary of the Funds. A majority of the members of the Funds' board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.

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

On April 7, 2008, AXIA and its parent, BOK, received a Wells notice from the regional office of the SEC in Los Angeles indicating that the staff is considering recommending that the SEC bring a civil injunctive action against AXIA and BOK for violations of Section 17(a) of the Securities Act of 1955,
Section 10(b) of the Securities Exchange Act of 1934, Sections 206(1) and (2) of the Investment Advisors Act of 1940, and Sections 12(b) and 34(b) of the Investment Company Act of 1940. BOK and AXIA have been cooperating fully with the SEC in connection with these matters that arose prior to December 31, 2003. BOK and AXIA are not bound by the SEC BISYS Order and disagree with the SEC position as it relates to BOK and AXIA. On May 27, 2008, BOK and AXIA responded to the Wells notice denying the SEC position. On June 26, 2008, BOK and AXIA representatives met with SEC Staff at which time the SEC Staff advised that the Staff had not determined whether to recommend any action to the Commission. On September 25, 2008, The SEC Staff requested, and BOK and AXIA agreed to, a tolling agreement for any action the SEC might take until January 15, 2009. On December 22, 2008, the tolling agreement was extended to March 2, 2009. On February 11, AXIA representatives met again with SEC Staff. Nothing further has occurred as of the time of this filing.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company's share of Visa's covered litigation liabilities. This contingent liability totaled $2.5 million at December 31, 2008. During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash. BOK Financial recognized a $2.5 million receivable for its proportionate share of this escrow account.

BOK Financial received 410,562 Visa Class B shares as part of Visa's initial public offering in the first quarter of 2008. A partial redemption of Class B shares was completed and the Company received $6.8 million in cash in exchange for 158,725 Class B shares. The remaining 251,837 Class B shares are convertible into Visa Class A shares at the later of three years after the date of Visa's initial public offering or the final settlement of all covered litigation. The current exchange rate is approximately 0.6296 Class A shares for each Class B share. However, the Company's Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, under currently issued accounting guidance, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

At December 31, 2008, Cavanal Hill Funds' assets included $1.6 billion of U.S. Treasury, $1.4 billion of cash management and $881 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2008. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.

BOk is obligated under a long-term lease for its bank premises owned by Williams Companies, Inc. and located in downtown Tulsa. The Chairman and CEO of the Williams Companies, Inc. is a director of BOK Financial Corporation. The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2014 and 2024. Annual base rent is $3.2 million. BOk subleases portions of its space for annual rents of $213 thousand in years 2009 and 2010. Net rent expense on this lease was $3.0 million in 2008, 2007 and 2006. Total rent expense for BOK Financial was $20.3 million in 2008, $18.8 million in 2007, and $16.5 million in 2006.

At December 31, 2008, future minimum lease payments for equipment and premises under operating leases were as follows: $17.4 million in 2009, $17.2 million in 2010, $14.6 million in 2011, $11.9 million in 2012, $9.4 million in 2013, and a total of $102.7 million thereafter. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in the consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were approximately $373 million and $315 million at December 31, 2008 and 2007, respectively.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transactions and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $1.5 million at December 31, 2008.

At December 31, 2008, the Company has funded $42.6 million and has commitments to fund an additional $13.9 million in various unrelated alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.

BOKF Equity, LLC, indirectly a wholly-owned subsidiary of BOK Financial, is the general partner in two private equity funds ("the Funds"). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through limited partnerships. The Funds generally invest in distressed assets, asset buy-out or venture capital limited partnerships or limited liability companies. The general partner has contingent obligations through the Funds to make additional investments totaling $17.5 million as of December 31, 2008. Substantially all of those contingent obligations are offset by commitments of BOK Financial customers.

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

(16) Shareholders' Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2008, 2007 or 2006.

Common Stock

Common stock consists of 2.5 billion authorized shares with a $0.00006 par value. Holders of common shares are entitled to one vote per share at the election of the Board of Directors and on any question arising at any shareholders' meeting and to receive dividends when and as declared. Additionally, regulations restrict the ability of national banks and bank holding companies to pay dividends.

Cash dividends paid on common stock totaled $59 million, $50 million and $37 million in 2008, 2007 and 2006, respectively. Previously, annual dividends were paid in shares of common stock.

Subsidiary Banks

The amounts of dividends that BOK Financial's subsidiary banks can declare and the amounts of loans the subsidiary banks can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Pursuant to the most restrictive of the regulations at December 31, 2008, BOK Financial's subsidiary banks could declare dividends up to $171 million without prior regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. As of December 31, 2008, the subsidiary banks could declare dividends of up to $119 million under this policy. The subsidiary banks declared and paid dividends of $76 million, $254 million and $81 million in 2008, 2007, and 2006, respectively.

Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of unimpaired capital and surplus, as defined. Additionally, loans to affiliates must be fully secured. As of December 31, 2008 and 2007, outstanding loans and equity investments totaled $45 million and $22 million, respectively, and outstanding letters of credit totaled $18 million and $17 million, respectively. Total loan commitments to affiliates at December 31, 2008 were $199 million.

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

                                                                          December 31,
                                                   ------------------------------------------------------------
                                                                2008                          2007
                                                   ------------------------------------------------------------
                                                        Amount          Ratio          Amount        Ratio
                                                   ------------------------------------------------------------
 (Dollars in thousands)
 Total Capital (to Risk Weighted Assets):
    Consolidated                                    $    2,356,948       12.81%    $    2,167,763       12.54%
    BOk                                                  1,584,353       12.22          1,432,405       11.95
    Bank of Texas                                          440,303       11.07            380,221       10.98
    Bank of Albuquerque                                    127,910       17.20            112,693       16.35
    Bank of Arkansas                                        34,395       12.18             28,058       11.31
    Colorado State Bank and Trust                           87,370       12.41             88,603       15.58
    Bank of Arizona                                         25,136       10.65             21,715       12.07
    Bank of Kansas City                                     16,057       28.42             17,354       47.21
 Tier I Capital (to Risk Weighted Assets):
    Consolidated                                    $    1,728,926        9.40%    $    1,621,583        9.38%
    BOk                                                  1,032,120        7.96            937,477        7.82
    Bank of Texas                                          390,444        9.82            349,793       10.10
    Bank of Albuquerque                                    118,588       15.94            105,089       15.24
    Bank of Arkansas                                        30,842       10.92             25,198       10.16
    Colorado State Bank and Trust                           80,232       11.39             85,542       15.04
    Bank of Arizona                                         22,133        9.37             19,644       10.92
    Bank of Kansas City                                     15,424       27.30             17,252       46.93
 Tier I Capital (to Average Assets):
    Consolidated                                    $    1,728,926        7.89%     $    1,621,583       8.20%
    BOk                                                  1,032,120        6.46             937,477       6.60
    Bank of Texas                                          390,444        9.30             349,793       9.35
    Bank of Albuquerque                                    118,588        7.22             105,089       7.93
    Bank of Arkansas                                        30,842       10.80              25,198      10.05
    Colorado State Bank and Trust                           80,232        6.90              85,542       6.88
    Bank of Arizona                                         22,133        9.55              19,644      10.44
    Bank of Kansas City                                     15,424       23.88              17,252      30.92

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes unrealized gains and losses on available for sale securities and accumulated gains or losses on effective cash flow hedges, including hedges of anticipated transactions. Gains and losses in AOCI are net of deferred income taxes. Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt. Unrealized losses on employee benefit plans were recognized as required by Statement of Financial Accounting Standards Board No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("FAS 158"), and will be reclassified into income as Pension Plan costs.


                                                            Unrealized    Accumulated   Unrealized
                                                            Gain (Loss)    (Loss) on      (Loss)
                                                           On Available    Effective        On
                                                             For Sale      Cash Flow     Employee
                                                            Securities      Hedges     Benefit Plans     Total
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2005                              $ (64,082)    $  (3,729)    $       -    $  (67,811)
     Unrealized gains on securities                             7,061             -             -         7,061
     Unrealized gains on cash flow hedges                           -           664             -           664
     Unrealized losses on employee benefit plans                    -             -       (18,587)      (18,587)
     Tax benefit  (expense) on unrealized gains (losses)       (2,619)            -         7,230         4,611
     Reclassification adjustment for losses
       realized and included in net income                        739           211             -           950
     Reclassification adjustment for tax benefit
       on realized losses                                        (251)          (81)            -          (332)
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2006                              $ (59,152)    $  (2,935)    $ (11,357)    $ (73,444)
     Unrealized gains on securities                            48,308             -             -        48,308
     Unrealized gains on cash flow hedges                           -         2,201             -         2,201
     Unrealized gains on employee benefit plans                     -             -         7,518         7,518
     Tax benefit (expense) on unrealized gains (losses)       (17,239)         (856)       (2,925)      (21,020)
     Reclassification adjustment for losses
       realized and included in net income                      8,117           211          (384)        7,944
     Reclassification adjustment for tax benefit
       on realized losses                                      (2,809)          (82)          150        (2,741)
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2007                              $ (22,775)    $  (1,461)    $  (6,998)    $ (31,234)
     Unrealized losses on securities                         (236,990)            -             -      (236,990)
     Unrealized gains on cash flow hedges                           -           139             -           139
     Unrealized losses on employee benefit plans                    -             -       (16,434)      (16,434)
     Tax benefit (expense) on unrealized gains (losses)        70,492           (54)        6,393        76,831
     Reclassification adjustment for (gains) losses
       realized and included in net income                    (21,926)          289             -       (21,637)
     Reclassification adjustment for tax expense
       (benefit) on realized gains (losses)                     6,551          (112)            -         6,439
  -----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2008                              $ (204,648)   $  (1,199)    $ (17,039)    $(222,886)
  -----------------------------------------------------------------------------------------------------------------

(17) Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                                    Years ended December 31,
                                                                          --------------------------------------------
                                                                               2008          2007           2006
                                                                          --------------------------------------------
 Numerator:
    Net income                                                              $   153,232   $   217,664    $   212,977
 ---------------------------------------------------------------------------------------------------------------------
 Denominator:
    Denominator for basic earnings per share - weighted average shares       67,274,457    67,083,200     66,759,384
    Effect of dilutive potential common shares:
      Employee stock compensation plans(1)                                      282,763       467,338        550,621
 ---------------------------------------------------------------------------------------------------------------------
 Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversions                          67,557,220    67,550,538     67,310,005
 ---------------------------------------------------------------------------------------------------------------------
 Basic earnings per share                                                         $2.28         $3.24          $3.19
 ---------------------------------------------------------------------------------------------------------------------
 Diluted earnings per share                                                       $2.27         $3.22          $3.16
 ---------------------------------------------------------------------------------------------------------------------

 (1)Excludes employee stock options with exercise                             1,571,239       799,087        440,216
    prices greater than the current market price.

(18) Reportable Segments

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Our principal lines of business have been re-defined from the previous year to better present the Company's organization as it has grown in markets outside of Oklahoma. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund network. Consumer banking includes retail lending and deposit services, all mortgage banking activities and our indirect automobile lending products. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets.

In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the overall liquidity needs and interest rate risk of the Company. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.

BOK Financial allocates resources and evaluates performance of its lines of business after allocation of funds, certain indirect expenses, taxes based on statutory rates, actual net credit losses and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

The value of funds provided by the operating lines of business to the funds management unit is based on applicable Federal Home Loan Bank advance rates. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer-priced at a rolling average based on expected duration of the accounts. The expected duration ranges from 30 days for certain rate-sensitive deposits to five years.

Economic capital is assigned to the business units by a third-party developed capital allocation model that reflects management's assessment of risk. This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units. The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible. Average invested capital includes economic capital and amounts we have invested in the lines of business.

Substantially all revenue is from domestic customers. No single external customer accounts for more than 10% of total revenue.

                                                                              Funds
                                  Commercial      Consumer      Wealth     Management
 (In Thousands)                     Banking       Banking     Management    and Other      Total
                                ---------------------------------------------------------------------
 Year ended December 31, 2008
 Net interest revenue/(expense)
    from external sources          $  451,623     $   32,076    $ 12,617    $ 150,546   $   646,862
 Net interest revenue/(expense)
    from internal sources            (134,196)       118,728      32,853      (17,385)            -
 ----------------------------------------------------------------------------------------------------
 Total net interest revenue           317,427        150,804      45,470      133,161       646,862

 Other operating revenue              107,185        148,885     156,133        1,137       413,340
 Operating expense                    217,155        219,024     149,966       42,233       628,378
 Provision for credit losses           81,966         16,726       2,961      100,940       202,593
 Increase (decrease) in fair
    value of mortgage servicing rights      -        (34,515)          -            -       (34,515)
 Gains (losses) on financial
    instruments, net                    4,689         12,525          (7)       5,729        22,936
 Gains (losses) on repossessed
    assets, net                           (82)           193           -          378           489
 ----------------------------------------------------------------------------------------------------
 Income before taxes                  130,098         42,142      48,669       (2,768)      218,141
 Federal and state income tax          50,608         16,393      18,932      (21,024)       64,909
 ----------------------------------------------------------------------------------------------------
 Net income                        $   79,490     $   25,749    $ 29,737    $  18,256   $   153,232
 ----------------------------------------------------------------------------------------------------

 Average assets                  $ 12,920,566     $7,974,694  $2,505,168  $(1,790,609)  $21,609,819
 Average invested capital           1,036,980        216,810     191,830      500,722     1,946,342

 Performance measurements:
    Return on assets                     0.62%          0.32%        1.19%          -         0.71%
    Return on invested capital           7.67          11.88        15.50           -         7.87
    Efficiency ratio                    51.14          73.08        74.39           -        59.27


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue        Revenue       Expense      Income       Assets
                              ---------------------------------------------------------------------

 Total reportable segments       $513,701      $ 412,203      $620,549     $134,976   $23,400,427
 Unallocated items:
    Tax-equivalent adjustment       8,228              -             -        8,228             -
    Funds management and other
     (including eliminations),net 124,933          1,137        41,855       10,028    (1,790,608)
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $646,862      $ 413,340      $662,404     $153,232   $21,609,819
 --------------------------------------------------------------------------------------------------

                                                                              Funds
                                  Commercial      Consumer      Wealth     Management
 (In Thousands)                     Banking       Banking     Management    and Other      Total
                                ---------------------------------------------------------------------
 Year ended December 31, 2007
 Net interest revenue/(expense)
    from external sources          $  526,225     $   (7,807)   $  8,562    $  17,505   $   544,485
 Net interest revenue/(expense)
    from internal sources            (200,390)       163,028      37,627         (265)            -
 ----------------------------------------------------------------------------------------------------
 Total net interest revenue           325,835        155,221      46,189       17,240       544,485

 Other operating revenue              131,081        144,585     130,681       (1,653)      404,694
 Operating expense                    201,876        193,599     131,205       43,265       569,945
 Provision for credit losses            9,747          9,233       1,513       14,228        34,721
 Cavanal Hill Funds settlement              -              -       2,232            -         2,232
 Increase (decrease) in fair
    value of mortgage servicing rights      -         (2,893)          -            -        (2,893)
 Gains (losses) on financial
    instruments, net                    1,075           (486)         13       (6,648)       (6,046)
 Gains (losses) on repossessed
    assets, net                            10            107           -          (34)           83
  ----------------------------------------------------------------------------------------------------
 Income before taxes                  246,378         93,702      41,933      (48,588)      333,425
 Federal and state income tax          95,841         36,450      16,312      (32,842)      115,761
 ----------------------------------------------------------------------------------------------------
 Net income                        $  150,537     $   57,252    $ 25,621    $ (15,746)  $   217,664
 ----------------------------------------------------------------------------------------------------

 Average assets                  $ 11,274,301     $7,514,732  $2,020,472  $(1,783,737)  $19,025,768
 Average invested capital           1,059,730        194,130     182,370      376,233     1,812,463

 Performance measurements:
    Return on assets                     1.34%          0.76%        1.27%          -         1.14%
    Return on invested capital          14.21          29.49        14.05           -        12.01
    Efficiency ratio                    44.18          64.57        74.18           -        60.05


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue        Revenue       Expense      Income       Assets
                              ---------------------------------------------------------------------

 Total reportable segments       $527,245      $ 406,347      $531,688     $233,410   $20,809,505
 Unallocated items:
    Tax-equivalent adjustment       9,120              -             -        9,120             -
    Funds management and other
     (including eliminations), net  8,120         (1,653)       43,299      (24,866)   (1,783,737)
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $544,485      $ 404,694      $574,987     $217,664   $19,025,768
 --------------------------------------------------------------------------------------------------

                                                                              Funds
                                  Commercial      Consumer      Wealth     Management
 (In Thousands)                     Banking       Banking     Management    and Other      Total
                                ---------------------------------------------------------------------
 Year ended December 31, 2006
 Net interest revenue/(expense)
    from external sources          $  456,497     $   (5,015)   $ 16,731    $  18,475   $   486,688
 Net interest revenue/(expense)
    from internal sources            (162,537)       151,532      29,180      (18,175)            -
 ----------------------------------------------------------------------------------------------------
 Total net interest revenue           293,960        146,517      45,911          300       486,688

 Other operating revenue              119,891        134,261     114,044        4,999       373,195
 Operating expense                    184,385        176,649     114,548       39,962       515,544
 Provision for credit losses            2,988          5,075         242       10,097        18,402
 Increase (decrease) in fair
    value of mortgage servicing rights      -          3,009           -            -         3,009
 Gains (losses) on financial
    instruments, net                       10         (1,102)          5         (485)       (1,572)
 Gains (losses) on repossessed
    assets, net                           255             72           -          (99)          228
 ----------------------------------------------------------------------------------------------------
 Income before taxes                  226,743        101,033      45,170      (45,344)      327,602
 Federal and state income tax          88,203         39,302      17,571      (30,451)      114,625
 ----------------------------------------------------------------------------------------------------
 Net income                        $  138,540     $   61,731    $ 27,599    $ (14,893)  $   212,977
 ----------------------------------------------------------------------------------------------------

 Average assets                  $  9,993,775     $6,966,156  $1,710,193  $(1,862,533)  $16,807,591
 Average invested capital             997,210        192,310     163,340      256,499     1,609,359

 Performance measurements:
    Return on assets                     1.39%          0.89%        1.61%          -         1.27%
    Return on invested capital          13.89          32.10        16.90           -        13.23
    Efficiency ratio                    44.55          62.91        71.61           -        59.96


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue        Revenue       Expense      Income       Assets
                              ---------------------------------------------------------------------

 Total reportable segments       $486,388      $ 368,196      $472,246     $227,870   $18,670,124
 Unallocated items:
    Tax-equivalent adjustment       6,963              -             -        6,963             -
    Funds management and other
     (including eliminations), net (6,663)         4,999        40,061      (21,856)   (1,862,533)
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $486,688      $ 373,195      $512,307     $212,977   $16,807,591
 --------------------------------------------------------------------------------------------------

(19) Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial instruments as of December 31, 2008 and 2007 (dollars in thousands):

                                                                  Range of      Average                    Estimated
                                                   Carrying      Contractual   Repricing     Discount        Fair
                                                     Value         Yields      (in years)      Rate          Value
                                                 ---------------------------------------------------------------------
 2008:
   Cash and cash equivalents                       $ 694,942                                              $  694,942
   Securities                                      7,132,607                                               7,136,032
   Residential mortgage - held for sale              129,246          -             -           -            129,246
   Loans:
      Commercial                                   7,411,603     0.25 -18.00%      0.35       0.44 - 3.81% 7,344,753
      Commercial real estate                       2,701,248     1.75 -18.00       1.49       1.00 - 3.81  2,703,146
      Residential mortgage                         1,752,574     5.00 -10.45       7.10       1.76 - 3.53  2,086,901
      Consumer                                     1,010,581     1.50 -21.00       1.22        3.81        1,063,566
 ---------------------------------------------------------------------------------------------------------------------
        Total loans                               12,876,006                                              13,198,366

        Reserve for loan losses                     (233,236)                                                      -
 ---------------------------------------------------------------------------------------------------------------------
    Net loans                                     12,642,770                                              13,408,500
    Derivative instruments with positive
      fair value                                     452,604                                                 452,604
    Deposits with no stated maturity               9,799,364                                               9,799,364
    Time deposits                                  5,183,243     0.15  - 9.74      1.89    0.13 - 1.66     5,238,740
    Other borrowings                               4,547,453     1.85 -  4.52      0.54    0.09 - 6.56     4,085,035
    Subordinated debentures                          398,407        5.59           4.57        1.41          466,280
    Derivative instruments with negative
      fair value                                     667,034                                                 667,034
 ---------------------------------------------------------------------------------------------------------------------

 2007:
   Cash and cash equivalents                       $ 890,413                                              $  890,413
   Securities                                      6,098,914                                               6,099,753
    Residential mortgage - held for sale              76,677          -             -              -          76,677
   Loans:
      Commercial                                   6,737,505     1.45 -18.00%      0.43       4.57 - 7.25% 6,958,062
      Commercial real estate                       2,750,472     5.63 -18.00       1.42        7.25        2,708,722
      Residential mortgage                         1,531,296     3.81 -12.75       7.00        3.98        1,600,507
      Consumer                                       921,297     4.50 -21.00       1.95        7.25          926,967
 ---------------------------------------------------------------------------------------------------------------------
        Total loans                               11,940,570                                              12,194,258

        Reserve for loan losses                     (126,677)                                                      -
 ---------------------------------------------------------------------------------------------------------------------
    Net loans                                     11,813,893                                              12,301,143
    Derivative instruments with positive
      fair value                                     502,446                                                 502,446
    Deposits with no stated maturity               9,128,653                                               9,128,653
    Time deposits                                  4,330,638     1.84  - 10.00     1.10    3.37 - 5.20     4,431,489
    Other borrowings                               4,252,695     2.45 -  6.15      0.81    3.41 - 4.95     3,851,863
    Subordinated debentures                          398,273        5.47           5.52        3.41          368,638
    Derivative instruments with negative
      fair value                                     513,840                                                 513,840
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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates currently being offered for loans with similar remaining terms to maturity and credit risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their carrying values less loan loss reserves allocated to these loans of $210 million and $107 million at December 31, 2008 and 2007, respectively.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2008 and 2007.

Fair Value of Financial Instruments

Fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2008 (in thousands):

                                                           Quoted Prices
                                                             in Active      Significant      Significant
                                                            Markets for        Other        Unobservable
                                                  Total      Identical       Observable        Inputs
                                                            Instruments        Inputs
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                           $99,601      $      793       $  98,808
    Available for sale securities              6,391,451          30,420       6,361,031
    Mortgage trading securities                  399,211                         399,211
    Residential mortgage loans held for sale     129,246                         129,246
    Mortgage servicing rights                     42,752                                         42,752(1)
    Derivative contracts                         452,604                         452,604

   Liabilities:
    Certificates of deposit                      632,754                         632,754
    Derivative contracts                         667,034                         667,034


(1) A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 8, Mortgage Banking Activities.

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

Assets and liabilities measured at fair value on a nonrecurring basis generally include certain impaired loans, real estate and other repossessed assets and goodwill. The allowance for loan losses related to collateral dependent impaired loans within the scope of FAS 114 is based on the fair value of the collateral. Real estate and other repossessed assets are carried at the lower of cost, which is determined by fair value at the date of foreclosure, or current fair value. The frequency of nonrecurring fair value measurements of impaired loans and real estate and other repossessed assets is governed by federal banking regulations. Fair value measurements are generally based on appraised values which require significant Level 2 other observable inputs.

Intangible assets, which consist primarily of goodwill, core deposit intangible assets and other acquired intangibles, for each business unit are evaluated for impairment annually as of October 1st or more frequently if conditions indicate that impairment may have occurred. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of each of our business units is estimated by the discounted future earnings method. Income growth is projected over a seven-year period for each unit and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our business units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are considered Level 3 inputs as defined by FAS 157 and represent our best estimate of assumptions that market participants would use to determine fair value of the respective business units. The most critical assumptions in our evaluation were a 7.00% expected long-term growth rate, a 0.66% volatility factor for BOK Financial common stock, a 9.36% discount rate, and an 11.04% market risk premium.

(20) Parent Company Only Financial Statements

Summarized financial information for BOK Financial - Parent Company Only follows:

Balance Sheets
 (In Thousands)                                                             December 31,
                                                                     ----------------------------
                                                                           2008          2007
                                                                     ----------------------------
 Assets
 Cash and cash equivalents                                              $   20,324    $   24,257
 Securities - available for sale                                             9,900        13,361
 Investment in subsidiaries                                              1,865,514     1,949,099
 Other assets                                                                1,623         1,503
 ------------------------------------------------------------------------------------------------
    Total assets                                                        $1,897,361    $1,988,220
 ------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
 Other borrowings                                                       $   50,000    $   50,000
 Other liabilities                                                           1,104         2,836
 ------------------------------------------------------------------------------------------------
    Total liabilities                                                       51,104        52,836
 ------------------------------------------------------------------------------------------------
 Common stock                                                                    4             4
 Capital surplus                                                           743,411       722,088
 Retained earnings                                                       1,427,057     1,332,954
 Treasury stock                                                           (101,329)      (88,428)
 Accumulated other comprehensive loss                                     (222,886)      (31,234)
 ------------------------------------------------------------------------------------------------
    Total shareholders' equity                                           1,846,257     1,935,384
 ------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                          $1,897,361    $1,988,220
 ------------------------------------------------------------------------------------------------

Statements of Earnings
 (In Thousands)
                                                           2008           2007         2006
                                                      -------------------------------------------
 Dividends, interest and fees received from subsidiaries  $ 76,587       $254,256      $ 80,855
 Other operating revenue                                       359            482           476
 ------------------------------------------------------------------------------------------------
    Total revenue                                           76,946        254,738        81,331
 ------------------------------------------------------------------------------------------------

 Interest expense                                            2,131            715             -
 Professional fees and services                                842            601           506
 Other operating expense                                       290            220           191
 ------------------------------------------------------------------------------------------------
    Total expense                                            3,263          1,536           697
 ------------------------------------------------------------------------------------------------

 Income before taxes and equity in undistributed
    income of subsidiaries                                  73,683        253,202        80,634
 Federal and state income tax expense (credit)              (1,505)           497           (28)
 ------------------------------------------------------------------------------------------------

 Income before equity in undistributed income of
   subsidiaries                                             75,188        252,705        80,662
 Equity in undistributed income of subsidiaries             78,044        (35,041)      132,315
 ------------------------------------------------------------------------------------------------
 Net income                                               $153,232       $217,664      $212,977
 ------------------------------------------------------------------------------------------------

Statements of Cash Flows
 (In Thousands)
                                                             2008         2007         2006
                                                         ----------------------------------------
 Cash flows from operating activities:
    Net income                                              $153,232     $217,664     $212,977
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in undistributed income of subsidiaries       (78,044)      35,041     (132,315)
        Tax benefit on exercise of stock options                 895        3,460        4,014
        Change in other assets                                (3,930)      (3,090)     (22,949)
        Change in other liabilities                             (402)        (585)         815
 ------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                    71,751      252,490       62,542
 ------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Investment in subsidiaries                               (16,244)    (240,718)     (20,865)
 ------------------------------------------------------------------------------------------------
 Net cash used by investing activities                       (16,244)    (240,718)     (20,865)
 ------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
    Increase in other borrowings                              50,000       50,000            -
    Pay down of other borrowings                             (50,000)           -            -
    Issuance of common and treasury stock, net                 7,743       13,747       12,647
    Cash dividends                                           (59,191)     (50,416)     (36,788)
    Repurchase of common stock                                (7,992)     (17,353)     (12,103)
 ------------------------------------------------------------------------------------------------
 Net cash used by financing activities                       (59,440)      (4,022)     (36,244)
 ------------------------------------------------------------------------------------------------
 Net change in cash and cash equivalents                      (3,933)       7,750        5,433
 Cash and cash equivalents at beginning of period             24,257       16,507       11,074
 ------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                 $ 20,324     $ 24,257     $ 16,507
 ------------------------------------------------------------------------------------------------

 Cash paid for interest                                     $  2,282     $    560     $     10
 ------------------------------------------------------------------------------------------------

This page intentionally left blank.

Annual Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands)                                                                               2008
                                                                                -----------------------------------------------
                                                                                    Average       Revenue/         Yield/
                                                                                    Balance      Expense(1)         Rate
                                                                                -----------------------------------------------

 Assets
    Taxable securities(3)                                                          $ 6,087,167      $313,361         5.10%
    Tax-exempt securities(3)                                                           258,552        16,653         6.48
 ------------------------------------------------------------------------------------------------------------------------------
      Total securities(3)                                                            6,345,719       330,014         5.16
 ------------------------------------------------------------------------------------------------------------------------------
    Trading securities                                                                  73,563         4,935         6.71
    Funds sold and resell agreements                                                    70,287         1,577         2.24
    Loans(2)                                                                        12,593,683       733,347         5.82
      Less reserve for loan losses                                                     168,042             -          -
 ------------------------------------------------------------------------------------------------------------------------------
    Loans, net of reserve                                                           12,425,641       733,347         5.90
 ------------------------------------------------------------------------------------------------------------------------------
      Total earning assets(3)                                                       18,915,210     1,069,873         5.64
 ------------------------------------------------------------------------------------------------------------------------------
    Cash and other assets                                                            2,694,609
 ------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $21,609,819
 ------------------------------------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
    Transaction deposits                                                           $ 6,342,421      $ 121,403        1.91%
    Savings deposits                                                                   158,096           676         0.43
    Time deposits                                                                    4,552,931       166,845         3.66
 ------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                                               11,053,448       288,924         2.61
 ------------------------------------------------------------------------------------------------------------------------------
    Funds purchased and repurchase agreements                                        3,087,012        61,371         1.99
    Other borrowings                                                                 1,745,938        42,226         2.42
    Subordinated debentures                                                            398,333        22,262         5.59
 ------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                                            16,284,731       414,783         2.55
 ------------------------------------------------------------------------------------------------------------------------------
    Demand deposits                                                                  2,632,719
    Other liabilities                                                                  746,027
    Shareholders' equity                                                             1,946,342
 ------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                   $21,609,819
 ------------------------------------------------------------------------------------------------------------------------------

 Tax-equivalent Net Interest Revenue(3)                                                            $ 655,090         3.09%
 Tax-equivalent Net Interest Revenue to Earning Assets(3)                                                            3.45
 Less tax-equivalent adjustment(1)                                                                     8,228
 ------------------------------------------------------------------------------------------------------------------------------
 Net Interest Revenue                                                                                646,862
 Provision for credit losses                                                                         202,593
 Other operating revenue                                                                             436,276
 Other operating expense                                                                             662,404
 ------------------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                                                 218,141
 Federal and state income tax                                                                         64,909
 ------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                                         $153,232
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

                      2007                                                   2006
 ------------------------------------------------------------------------------------------------------
     Average       Revenue/         Yield/                 Average        Revenue/         Yield/
     Balance      Expense(1)         Rate                  Balance       Expense(1)         Rate
 -----------------------------------------------       ------------------------------------------------


    $ 5,166,218      $248,972         4.85%               $ 4,770,959       $222,531         4.67%
        341,913        21,293         6.39                    290,356         15,572         5.44
 ------------------------------------------------------------------------------------------------------
      5,508,131       270,265         4.94                  5,061,315        238,103         4.71
 ------------------------------------------------------------------------------------------------------
         29,043         1,948         6.71                     21,213          1,044         4.92
         77,890         4,480         5.75                     36,196          1,841         5.09
     11,440,045       893,164         7.81                  9,706,866        752,404         7.75
        120,086             -          -                      106,689              -          -
 ------------------------------------------------------------------------------------------------------
     11,319,959       893,164         7.89                  9,600,177        752,404         7.84
 ------------------------------------------------------------------------------------------------------
     16,935,023     1,169,857         6.92                 14,718,901        993,392         6.75
 ------------------------------------------------------------------------------------------------------
      2,090,745                                             2,088,690
 ------------------------------------------------------------------------------------------------------
    $19,025,768                                           $16,807,591
 ------------------------------------------------------------------------------------------------------


    $ 5,508,831      $ 194,617        3.53%               $ 4,595,993       $148,986         3.24%
        165,729         1,499         0.90                    148,656          1,408         0.95
      4,568,738       216,630         4.74                  4,279,610        186,514         4.36
 ------------------------------------------------------------------------------------------------------
     10,243,298       412,746         4.03                  9,024,259        336,908         3.73
 ------------------------------------------------------------------------------------------------------
      2,758,306       134,347         4.87                  2,145,648        105,483         4.92
        838,708        44,258         5.28                    725,329         37,070         5.11
        395,050        24,901         6.30                    294,962         20,280         6.88
 ------------------------------------------------------------------------------------------------------
     14,235,362       616,252         4.33                 12,190,198        499,741         4.10
 ------------------------------------------------------------------------------------------------------
      2,368,897                                             2,355,538
        609,046                                               652,496
      1,812,463                                             1,609,359
 ------------------------------------------------------------------------------------------------------
    $19,025,768                                           $16,807,591
 ------------------------------------------------------------------------------------------------------

                    $ 553,605         2.59%                                $ 493,651         2.65%
                                      3.28                                                   3.36
                        9,120                                                  6,963
 ------------------------------------------------------------------------------------------------------
                      544,485                                                486,688
                       34,721                                                 18,402
                      398,648                                                371,623
                      574,987                                                512,307
 ------------------------------------------------------------------------------------------------------
                      333,425                                                327,602
                      115,761                                                114,625
 ------------------------------------------------------------------------------------------------------
                     $217,664                                               $212,977
 ------------------------------------------------------------------------------------------------------

Quarterly Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates


(Dollars in Thousands Except Per Share Data)
                                                                                 Three Months Ended
                                                      -------------------------------------------------------------------------
                                                              December 31, 2008                    September 30, 2008
                                                      ----------------------------------  -------------------------------------

                                                         Average     Revenue/   Yield/       Average     Revenue/     Yield/
                                                         Balance    Expense(1)   Rate        Balance    Expense(1)     Rate
                                                      ----------------------------------  -------------------------------------

  Assets
     Taxable securities(3)                              $ 6,634,035   $87,317     5.12%    $  6,056,909 $  78,030      5.09%
     Tax-exempt securities(3)                               255,693     4,133     6.43          254,803     4,166      6.64
  --------------------------------------------------------------------------------------  -------------------------------------
       Total securities(3)                                6,889,728    91,450     5.17        6,311,712    82,196      5.15
  --------------------------------------------------------------------------------------  -------------------------------------
     Trading securities                                      78,840     1,298     6.55           66,419       937      5.61
     Funds sold and resell agreements                        48,246        92     0.76           79,862       290      1.44
     Loans(2)                                            12,947,880   171,383     5.27       12,713,356   181,862      5.69
       Less reserve for loan losses                         209,319         -       -           182,844         -        -
  --------------------------------------------------------------------------------------  -------------------------------------
     Loans, net of reserve                               12,738,561   171,383     5.35       12,530,512   181,862      5.77
  --------------------------------------------------------------------------------------  -------------------------------------
       Total earning assets(3)                           19,755,375   264,223     5.28       18,988,505   265,285      5.55
  --------------------------------------------------------------------------------------  -------------------------------------
     Cash and other assets                                2,516,276                           2,832,658
  --------------------------------------------------------------------------------------  -------------------------------------
       Total assets                                     $22,271,651                         $21,821,163
  --------------------------------------------------------------------------------------  -------------------------------------

  Liabilities and Shareholders' Equity
     Transaction deposits                               $ 6,116,465   $23,161     1.51%    $  6,565,935 $  28,312      1.72%
     Savings deposits                                       155,784       143     0.37          159,856       147      0.37
     Time deposits                                        5,109,303    42,090     3.28        4,792,366    40,810      3.39
  --------------------------------------------------------------------------------------  -------------------------------------
  --------------------------------------------------------------------------------------  -------------------------------------
       Total interest-bearing deposits                   11,381,552    65,394     2.29       11,518,157    69,269      2.39
  --------------------------------------------------------------------------------------  -------------------------------------
     Funds purchased and repurchase agreements            3,095,054     7,289     0.94        3,061,186    15,253      1.98
     Other borrowings                                     1,986,857     7,541     1.51        1,390,233     8,935      2.56
     Subordinated debentures                                398,392     5,489     5.48          398,361     5,553      5.55
  --------------------------------------------------------------------------------------  -------------------------------------
       Total interest-bearing liabilities                16,861,855    85,713     2.02       16,367,937    99,010      2.41
  --------------------------------------------------------------------------------------  -------------------------------------
     Demand deposits                                      2,712,384                           2,739,209
     Other liabilities                                      807,740                             787,420
     Shareholders' equity                                 1,889,672                           1,926,597
  --------------------------------------------------------------------------------------  -------------------------------------
       Total liabilities and shareholders' equity       $22,271,651                        $ 21,821,163
  --------------------------------------------------------------------------------------  -------------------------------------

  Tax-equivalent Net Interest Revenue(3)                             $178,510     3.26%                  $166,275     3.14%
  Tax-equivalent Net Interest Revenue to Earning Assets(3)                        3.57                                3.48
  Less tax-equivalent adjustment(1)                                     2,063                               1,927
  --------------------------------------------------------------------------------------  -------------------------------------
  Net Interest Revenue                                                176,447                             164,348
  Provision for credit losses                                          73,001                              52,711
  Other operating revenue                                             127,802                             132,296
  Other operating expense                                             185,442                             164,290
  --------------------------------------------------------------------------------------  -------------------------------------
  Income before taxes                                                  45,806                              79,643
  Federal and state income tax                                         10,363                              22,958
  --------------------------------------------------------------------------------------  -------------------------------------
  Net Income                                                          $35,443                           $  56,685
  --------------------------------------------------------------------------------------  -------------------------------------

  Earnings Per Average Common Share Equivalent:
     Net income:
       Basic                                                             $0.53                              $0.84
  --------------------------------------------------------------------------------------  -------------------------------------
       Diluted                                                           $0.53                              $0.84
  --------------------------------------------------------------------------------------  -------------------------------------

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

                                               Three Months Ended
 --------------------------------------------------------------------------------------------------------------
           June 30, 2008                        March 31, 2008                       December 31, 2007
 ----------------------------------   -----------------------------------   -----------------------------------

    Average    Revenue/   Yield/         Average    Revenue/    Yield/         Average    Revenue/    Yield/
    Balance   Expense(1)   Rate          Balance   Expense(1)    Rate          Balance   Expense(1)    Rate
 ----------------------------------   -----------------------------------   -----------------------------------


  $  6,026,769$  75,959      5.08%    $  5,624,430 $  72,055      5.11%       $ 5,633,173  $68,670     4.86%
       259,410    4,165      6.46          264,398     4,189      6.38            328,900    5,990     7.19
 ----------------------------------   -----------------------------------   -----------------------------------
     6,286,179   80,124      5.14        5,888,828    76,244      5.17          5,962,073   74,660     4.99
 ----------------------------------   -----------------------------------   -----------------------------------
        74,058    1,267      6.88           74,957     1,433      7.69             29,303      489     6.62
        72,444      355      1.97           80,735       840      4.18             86,948    1,303     5.95
    12,527,011  180,424      5.79       12,181,279   199,678      6.59         11,806,242  223,146     7.50
       145,524        -        -           131,709         -        -             125,996        -       -
 ----------------------------------   -----------------------------------   -----------------------------------
    12,381,487  180,424      5.86       12,049,570   199,678      6.66         11,680,246  223,146     7.58
 ----------------------------------   -----------------------------------   -----------------------------------
    18,814,168  262,170      5.61       18,094,090   278,195      6.17         17,758,570  299,598     6.70
 ----------------------------------   -----------------------------------   -----------------------------------
     2,794,132                           2,402,963                              2,224,045
 ----------------------------------   -----------------------------------   -----------------------------------
   $21,608,300                        $ 20,497,053                            $19,982,615
 ----------------------------------   -----------------------------------   -----------------------------------


  $  6,420,291$  27,755      1.74%    $  6,267,021 $  42,175      2.71%       $ 5,861,544  $49,358     3.34%
       159,798      148      0.37          156,953       238      0.61            160,170      348     0.86
     4,076,167   38,211      3.77        4,225,141    45,734      4.35          4,544,802   53,613     4.68
 ----------------------------------   -----------------------------------   -----------------------------------
 ----------------------------------   -----------------------------------   -----------------------------------
    10,656,256   66,114      2.50       10,649,115    88,147      3.33         10,566,516  103,319     3.88
 ----------------------------------   -----------------------------------   -----------------------------------
     3,126,110   15,180      1.95        3,061,783    23,649      3.11          3,158,153   35,169     4.42
     2,267,076   14,032      2.49        1,340,846    11,718      3.51            936,353   11,611     4.92
       398,336    5,821      5.88          398,241     5,399      5.45            398,109    5,708     5.69
 ----------------------------------   -----------------------------------   -----------------------------------
    16,447,778  101,147      2.47       15,449,985   128,913      3.36         15,059,131  155,807     4.10
 ----------------------------------   -----------------------------------   -----------------------------------
     2,634,038                           2,443,201                              2,448,011
       541,693                             618,721                                580,574
     1,984,791                           1,985,146                              1,894,899
 ----------------------------------   -----------------------------------   -----------------------------------
  $ 21,608,300                        $ 20,497,053                            $19,982,615
 ----------------------------------   -----------------------------------   -----------------------------------

               $161,023     3.14%                   $149,282     2.81%                    $143,791     2.60%
                            3.44                                 3.31                                  3.22
                  2,084                                2,154                                 2,502
 ----------------------------------   -----------------------------------   -----------------------------------
                158,939                              147,128                               141,289
                 59,310                               17,571                                13,200
                 55,616                              120,562                               107,316
                159,268                              153,404                               157,727
 ----------------------------------   -----------------------------------   -----------------------------------
                 (4,023)                              96,715                                77,678
                 (2,862)                              34,450                                26,518
 ----------------------------------   -----------------------------------   -----------------------------------
              $  (1,161)                           $  62,265                               $51,160
 ----------------------------------   -----------------------------------   -----------------------------------



                  $(0.02)                              $0.93                                  $0.76
 ----------------------------------   -----------------------------------   -----------------------------------
                  $(0.02)                              $0.92                                  $0.76
 ----------------------------------   -----------------------------------   -----------------------------------

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

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers, "Insider Reporting," "Director Nominations," and "Risk Oversight and Audit Committee" in BOK Financial's 2009 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2008 Annual Proxy Statement to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2009 Annual Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2009 Annual Proxy Statement is incorporated herein by reference.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Information regarding related parties is set forth in Note 14 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the heading "Certain Transactions," "Director Independence" and "Related Party Transaction Review and Approval Process" in BOK Financial's 2009 Annual Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2009 Annual Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)       Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

Consolidated  Statements of Earnings for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated  Statements  of Cash Flows for the years ended  December  31, 2008,
     2007 and 2006

Consolidated  Statements of Changes in Shareholders'  Equity for the years ended
     December 31, 2008, 2007, and 2006

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

10.4 (f) Third Amendment to 1991 Employment Agreement between Stanley A. Lybarger and Bank of Oklahoma, National Association, incorporated by reference to Exhibit 10.4 (f) of Form 10-K for the fiscal year ended December 31, 2007.

10.4 (g) Amended and Restated Employment Agreement dated December 26, 2008 between BOK Financial Corporation and Stanley A. Lybarger, incorporated by reference to Exhibit 99 (a) of Form 8-K filed on December 26, 2008.

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

10.7.13 10b5-1 Repurchase Plan between BOK Financial Corporation and BOSC, Inc. dated May 27, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 2008.

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

99 (b) Credit Agreement between BOK Financial Corporation and George B. Kaiser dated July 21, 2008, incorporated by reference to Exhibit 99 (b) of Form 8-K filed July 21, 2008.

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

                            BOK FINANCIAL CORPORATION




DATE:    February 27, 2009               BY: /s/ George B. Kaiser
     -------------------------------         -----------------------------
                                             George B. Kaiser
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

                                    OFFICERS


/s/ George B. Kaiser                  /s/ Stanley A. Lybarger
----------------------------------    ----------------------------------
George B. Kaiser                      Stanley A. Lybarger
Chairman of the Board of Directors    Director, President and Chief
                                      Executive Officer


/s/ Steven E. Nell                    /s/ John C. Morrow
----------------------------------    ----------------------------------
Steven E. Nell                        John C. Morrow
Executive Vice President and          Senior Vice President and Chief
Chief Financial Officer               Accounting Officer


                                    DIRECTORS


/s/ Gregory S. Allen                  /s/ David F. Griffin
----------------------------------    ----------------------------------
Gregory S. Allen                      David F. Griffin



----------------------------------    ----------------------------------
C. Fred Ball, Jr.                     V. Burns Hargis


/s/ Sharon J. Bell                    /s/ E. Carey Joullian, IV
----------------------------------    ----------------------------------
Sharon J. Bell                        E. Carey Joullian, IV


                                      /s/ Robert J. LaFortune
----------------------------------    ----------------------------------
Peter C. Boylan, III                  Robert J. LaFortune


/s/ Chester Cadieux, III              /s/ Steven J. Malcolm
----------------------------------    ----------------------------------
Chester Cadieux, III                  Steven J. Malcolm


/s/ Joseph W. Craft, III
----------------------------------    ----------------------------------
Joseph W. Craft, III                  Paula Marshall


                                      /s/ E.C. Richards
----------------------------------    ----------------------------------
William E. Durrett                    E.C. Richards


/s/ John W. Gibson
----------------------------------
John W. Gibson