Form 10-Q
period 2009-03-31
BOK FINANCIAL CORP ET AL
filed 2009-04-30
CIK 875357

As filed with the Securities and Exchange Commission on April 29, 2009
===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2009

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,589,045 shares of common stock ($.00006 par value) as of March 31, 2009.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                          Quarter Ended March 31, 2009

                                      Index

Part I.  Financial Information
     Management's Discussion and Analysis (Item 2)                          2
     Market Risk (Item 3)                                                  33
     Controls and Procedures (Item 4)                                      35
     Consolidated Financial Statements - Unaudited (Item 1)                36
     Quarterly Financial Summary - Unaudited (Item 2)                      54

Part II.  Other Information
     Item 1.  Legal Proceedings                                            56
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  56
     Item 6.  Exhibits                                                     56

Signatures                                                                 57

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("the Company") reported net income of $55.0 million or $0.81 per diluted share for the first quarter of 2009, up $19.6 million or 55% over the fourth quarter of 2008. Net income for the first quarter of 2008 was $62.3 million or $0.92 per diluted share including after-tax gains from the sale of Visa, Inc. Class B common stock and reversal of accrued contingent liabilities related to Visa of $6.2 million or $0.09 per diluted share.

Highlights of the first quarter of 2009 included:

o Net interest revenue totaled $169.8 million, down $6.6 million compared to the fourth quarter of 2008 and up $22.7 million or 15% over the first quarter of 2008. Net interest margin was 3.47% for the first quarter of 2009, 3.57% for the fourth quarter of 2008 (3.42% excluding the 15 basis point favorable LIBOR spread, as previously disclosed) and 3.31% for the first quarter of 2008.

o Fees and commission revenue totaled $121.5 million for the first quarter of 2009, $110.9 million for the fourth quarter of 2008 and $113.9 million for the first quarter of 2008. Mortgage banking revenue grew $11.3 million or 156% over the fourth quarter of 2008 primarily driven by increased volume in refinancing due to government initiatives to lower national mortgage interest rates.

o Other-than-temporary impairment charges reduced pre-tax income by $15.0 million in the first quarter of 2009 and $5.3 million in the first quarter of 2008. No other-than-temporary impairment charges were recognized in the fourth quarter of 2008. Impairment charges were recognized for certain preferred stocks and privately issued mortgage-backed securities.

o Combined reserve for credit losses totaled $262 million or 2.07% of outstanding loans at March 31, 2009, up from $248 million or 1.93% of outstanding loans at December 31, 2008. Net loans charged off and provision for credit losses were $31.9 million and $45.0 million, respectively, for the first quarter of 2009. Net loans charged off and provision for credit losses were $33.7 million and $73.0 million, respectively, for the fourth quarter of 2008 and $8.9 million and $17.6 million, respectively for the first quarter of 2008.

o Non-performing assets totaled $414 million or 3.26% of outstanding loans and repossessed assets at March 31, 2009, $342 million or 2.65% of outstanding loans and repossessed assets at December 31, 2008 and $126 million or 1.02% of outstanding loans and repossessed assets at March 31, 2008.

o Average deposit accounts totaled $14.9 billion for the first quarter of 2009, up $756 million compared with average deposits for the fourth quarter of 2008. Total period-end deposits were $15.3 billion at March 31, 2009.

o The Company's Tier 1 and tangible common equity ratios were 9.76% and 6.84%, respectively, at March 31, 2009. Tier 1 and tangible common equity ratios were 9.42% and 6.64%, respectively, at December 31, 2008. The Company chose not to participate in the U.S. Treasury's Troubled Asset Relief Program ("TARP").

o The Company paid a cash dividend of $15.0 million or $0.225 per common share during the first quarter of 2009. On April 28, 2009, the board of directors declared an increase in the cash dividend to $0.24 per common share payable on or about May 29, 2009 to shareholders of record as of May 15, 2009.


Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $169.8 million, up $22.7 million or 15% over the first quarter of 2008 and down $6.6 million compared to the fourth quarter of 2008. The increase in net interest revenue over the first quarter of 2008 was due primarily to growth in average earning assets. The decrease in net interest revenue from the fourth quarter of 2008 was due primarily to a narrowing of the spread between LIBOR and the federal funds rate.

Average earning assets for the first quarter of 2009 increased $2.1 billion or 12% compared to the first quarter of 2008, primarily due to a $1.4 billion increase in average securities and a $688 million increase in average loans. Average available for sale securities, which consist largely of U.S. government agency issued mortgage-backed securities, increased $1.2 billion. We purchase securities to supplement earnings and to manage interest rate risk. Average outstanding commercial loans increased $341 million and average residential mortgage loans increased $331 million. Growth in average earning assets was funded by a $1.8 billion increase in average deposits and a $318 million increase in average borrowed funds. Average time deposits increased $990 million compared with the first quarter of 2008. Average demand deposits increased $422 million and average interest-bearing transaction accounts increased $344 million over the first quarter of 2008.

Average earning assets for the first quarter of 2009 increased $477 million compared to the fourth quarter of 2008, primarily due to a $447 million increase in average securities. Growth in average securities was due to both additional purchases of U.S. government agency issued mortgage-backed securities and increases in the fair value of securities held by the Company. Average outstanding loans decreased $42 million due primarily to lower outstanding commercial loan balances. Residential mortgage loans held for sale increased $80 million due to refinancing activity. Average deposits increased $756 million compared with the fourth quarter of 2008, including a $494 million increase in average interest-bearing transaction accounts, a $152 million increase in average demand deposits and a $106 million increase in average time deposits. Average funds purchased, repurchase agreements and other borrowed funds decreased $361 million from the fourth quarter of 2008.

Net interest margin was 3.47% for the first quarter of 2009, 3.31% for the first quarter of 2008 and 3.57% for the fourth quarter of 2008.

The tax-equivalent yield on earning assets was 4.75% for the first quarter of 2009, down 142 basis points from the first quarter of 2008. Loan yields decreased 203 basis points from the first quarter of 2008 to 4.56%. The securities portfolio yield was 4.96%, down 21 basis points over the first quarter of 2008. Our securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield on the securities portfolio occurs more slowly and may not immediately move in the same direction as changes in market rates.

The cost of interest-bearing liabilities was 1.50% for the first quarter of 2009, down 186 basis points from the first quarter of 2008. The cost of interest bearing deposits decreased 157 basis points to 1.76% and the cost of funds purchased and other borrowings decreased 275 basis points to 0.51%. Competition for deposits in all our markets limited our ability to move deposit rates down as interest rates declined. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 22 basis points in the first quarter of 2009 compared with 50 basis points in the first quarter of 2008 and 31 basis points in the preceding quarter.

Net interest margin for the first quarter of 2009 decreased 10 basis points compared with the fourth quarter of 2008. As previously disclosed, the change in net interest margin from the fourth quarter of 2008 is primarily due to the spread between LIBOR and the federal funds rate returning to a historically normal level. LIBOR is the basis for interest earned on many of our loans and the federal funds rate is the basis for interest paid on many of our interest-bearing liabilities. This spread positively impacted net interest margin in the fourth quarter of 2008 by 15 basis points. Net interest margin, excluding the narrowed LIBOR / federal funds rate spread, increased by 5 basis points over the fourth quarter of 2008.

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

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates. Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $650 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates. Net interest revenue increased $4.3 million in the first quarter of 2009, $463 thousand in the first quarter of 2008 and $2.3 million in the fourth quarter of 2008 from periodic settlements of these contracts. This increase in revenue contributed 9 basis points to net interest margin in the first quarter of 2009, 0 basis points to the first quarter of 2008 and 5 basis points to the fourth quarter of 2008. These contracts are carried on the balance sheet at fair value and changes in fair value are reported in income as derivatives gains or losses.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended
                                                 March 31, 2009 / 2008
                                           -----------------------------------
                                                          Change Due To (1)
                                           -----------------------------------
                                                                     Yield /
                                              Change     Volume       Rate
                                           -----------------------------------
Tax-equivalent interest revenue:
  Securities                                $  11,898 $  15,385   $  (3,487)
  Trading securities                             (414)      519        (933)
  Loans                                       (53,537)   10,550     (64,087)
  Funds sold and resell agreements               (810)     (165)       (645)
------------------------------------------------------------------------------
Total                                         (42,863)   26,289     (69,152)
------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        (26,758)   (3,514)    (23,244)
  Savings deposits                               (129)        2        (131)
  Time deposits                                (9,333)    8,689     (18,022)
  Federal funds purchased and
   repurchase agreements                      (20,824)   (2,219)    (18,605)
  Other borrowings                             (8,654)    4,147     (12,801)
  Subordinated debentures                         167       (21)        188
------------------------------------------------------------------------------
Total                                         (65,531)    7,084     (72,615)
------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          22,668    19,205       3,463

Change in tax-equivalent adjustment                49
------------------------------------------------------------------------------
Net interest revenue                       $   22,717
------------------------------------------------------------------------------
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue increased $4.5 million compared with the first quarter of 2008. Fees and commissions revenue increased $7.7 million or 7% compared with the first quarter of 2008 and net gains on securities, derivatives and other assets decreased $3.2 million. Other operating revenue increased $3.6 million over the fourth quarter of 2008, including a $10.6 million increase in total fees and commissions partially offset by lower net gains on securities, derivatives and other assets.

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 42% of total revenue at March 31, 2009, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding penetration into markets outside of Oklahoma. However, current and future economic conditions, increased competition and saturation in our existing markets could affect the rate of future increases.

Fees and commissions revenue

Brokerage and trading revenue totaled $24.7 million for the first quarter of 2009, up $786 thousand or 3% over the first quarter of 2008. Securities trading totaled $16.9 million for the first quarter of 2009, up $4.0 million or 31% over the first quarter of 2008. Increased mortgage lending activity increased the level of securities transactions by our mortgage banking customers. Customer hedging revenue, totaled $1.0 million for the first quarter of 2009, down $4.0 million over the first quarter of 2008. Low commodity prices in the first quarter of 2009 reduced the level of customer hedging activity compared to the first quarter of 2008. Investment banking revenue was up $1.2 million over the first quarter of 2008 due to the timing of completed loan syndication transactions.

Brokerage and trading revenue was also up $1.2 million over the fourth quarter of 2008, primarily due to increases in securities trading revenue of $3.1 million and investment banking revenue of $1.0 million, offset with decreased revenue from customer hedging activities of $3.1 million.

Transaction card revenue totaled $25.4 million for the first quarter of 2009, up $1.9 million or 8% over the first quarter of 2008. Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served. ATM network revenue increased $1.4 million or 13% over the first quarter of 2008. Merchant discounts and check card revenue increased slightly over the prior year.

Transaction card revenue increased $251 thousand or 4% annualized compared with the fourth quarter of 2008, primarily due to higher ATM network revenue offset by lower merchant fees and check card revenue.

Trust fees and commissions totaled $16.5 million for the first quarter of 2009, down $4.3 million or 21% compared to the first quarter of 2008. The fair value of all trust assets administered by the Company, which is the basis for a significant portion of trust fees totaled $28.7 billion at March 31, 2009 and $35.5 billion at March 31, 2008. The decline in the fair value of trust assets was primarily due to current market conditions. Trust management fees decreased $1.4 million or 11% and mutual fund advisory and administrative service fees declined $2.1 million compared to the first quarter of 2008.

Trust fees and commissions decreased $633 thousand or 15% annualized compared with the fourth quarter of 2008. The fair value of all trust assets managed totaled $30.5 billion at December 31, 2008, $1.8 billion or 6% more than the fair value of all trust assets at March 31, 2009 due to market conditions.

Deposit service charges and fees totaled $27.4 million for the first quarter of 2009, down $281 thousand or 1% from the first quarter of 2008. Commercial account service charge revenue increased $1.2 million or 15% to $9.8 million and overdraft fees decreased $1.4 million or 8% to $16.4 million compared to the first quarter of 2008. The increase in commercial service charge revenue was due to a decrease in the earnings credit available to commercial deposit customers. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, decreases when interest rates fall. The decrease in overdraft fees was due to lower transaction volumes.

Deposit service charges and fees decreased $1.8 million compared with the fourth quarter of 2008. The decrease was primarily due to a $2.2 million seasonal decrease in overdraft fees, partially offset by a $417 thousand increase in commercial service charges.

Mortgage banking revenue increased $10.5 million or 130% compared with the first quarter of 2008 and $11.3 million compared with the fourth quarter of 2008. Net gains on mortgage loans sold totaled $10.9 million for the first quarter of 2009, up $8.3 million over the first quarter of 2008 and $9.0 million over the fourth quarter of 2008. Mortgage loans originated for sale in the secondary market totaled $709 million for the first quarter of 2009, up 176% over the same period in 2008, due to government initiatives to lower national mortgage interest rates. Servicing revenue totaled $4.6 million, up $257 thousand or 6% over the first quarter of 2008 and $136 thousand over the fourth quarter of 2008. The outstanding principal balance of mortgage loans serviced for others totaled $5.5 billion at March 31, 2009 and $5.0 billion at March 31, 2008.

Margin asset fees declined $1.9 million to $67 thousand compared to the first quarter of 2008 due to a decrease in average margin assets and lower earning rates. Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $165 million for the first quarter of 2009, compared with $273 million for the first quarter of 2008. The decrease in revenue earned on margin assets is offset by an increase in net interest revenue due to lower costs to fund the margin assets.

Securities and derivatives

Net gains and losses on securities consisted of the following (in thousands):

                                                    Three Months Ended
                                         --------------------------------------
                                          March 31,     December 31,  March 31,
                                             2009           2008        2008

Gain on available for sale securities        $ 22,226    $ 5,067      $ 2,936
Gain (loss) on mortgage hedge securities       (2,118)    15,089          191
Gain on Visa IPO securities                         -          -        6,799
---------------------------------------- ------------- ------------- ----------
Net gains on securities                      $ 20,108    $20,156      $ 9,926
---------------------------------------- ------------- ------------- ----------

BOK Financial recognized net gains of $20.1 million on securities for the first quarter of 2009, net gains on securities of $9.9 million for the first quarter of 2008 and net gains on securities of $20.2 million for the fourth quarter of 2008. Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value. Changes in fair value of these securities are recognized in earnings as they occur.

The Company recognized $22.2 million of gains on the sale of $735 million of available for sale securities in the first quarter of 2009. These securities were purchased at deep discounts near the beginning of the recent market disruption. In general, securities sold were low coupon mortgage-backed securities. These were replaced with higher coupon securities that will have superior future yields.

Net losses on derivatives totaled $1.7 million for the first quarter of 2009 compared to net gains of $2.1 million for the first quarter of 2008 and net losses of $2.2 million for the fourth quarter of 2008. Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and the related hedged liabilities when adjustments are permitted by generally accepted accounting principles. Derivative instruments generally consist of interest rate swaps where the Company pays a variable rate based on LIBOR and receives a fixed rate. The fair value of these swaps generally increases in value and the Company recognizes a gain as interest rates fall. The fair value of these swaps generally decreases in value and the Company recognizes a loss as interest rates rise.

The Company adopted Statement of Financial Accounting Standards No. 159, "Fair Value Option" ("FAS 159") effective January 1, 2008. FAS 159 provides an option to measure eligible financial assets and financial liabilities at fair value. Certain certificates of deposit that were either currently designated as hedged or had previously been designated as hedged, but no longer met the correlation requirements of Statement of Financial Accounting Standards No. 133 were designated as being reported at fair value when FAS 159 was first adopted. In addition, certain certificates of deposit issued subsequent to the adoption of FAS 159 have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. The fair value of these fixed-rate certificates of deposit generally increases and the Company recognizes a loss as interest rates fall. The fair value of these fixed-rate certificates of deposit generally decreases in value and the Company recognizes a gain as interest rates rise.

As more fully discussed in the Financial Condition - Securities section of this report, the Company also recognized other-than-temporary impairment losses on certain mortgage-backed securities and preferred stocks of $15.0 million in earnings during the first quarter of 2009 and $5.3 million in earnings during the first quarter of 2008. No other-than-temporary impairment losses were recognized in the fourth quarter of 2008.

----------------------------------------------------------------------------------------------------------------------------
Table 2 - Other Operating Revenue
(In thousands)
                                                                           Three Months Ended
                                             -------------------------------------------------------------------------------
                                                 March 31,       Dec. 31,        Sept. 30,        June 30,        March 31,
                                                   2009           2008             2008            2008             2008
                                             -------------------------------------------------------------------------------
Brokerage and trading revenue                 $   24,699     $   23,507       $   30,846      $  (35,462)      $   23,913
Transaction card revenue                          25,428         25,177           25,632          25,786           23,558
Trust fees and commissions                        16,510         17,143           20,100          20,940           20,796
Deposit service charges and fees                  27,405         29,239           30,404          30,199           27,686
Mortgage banking revenue                          18,498          7,217            7,145           8,203            8,034
Bank-owned life insurance                          2,317          2,682            2,829           2,658            2,512
Margin asset fees                                     67            187            1,934           4,460            1,967
Other revenue                                      6,583          5,778            7,768           6,965            5,391
----------------------------------------------------------------------------------------------------------------------------
  Total fees and commissions                     121,507        110,930          126,658          63,749          113,857
----------------------------------------------------------------------------------------------------------------------------
Gain (loss) on other assets                          143         (7,420)            (841)         (1,149)               4
Gain (loss) on derivatives, net                   (1,664)        (2,219)           4,366          (2,961)           2,113
Gain (loss) on securities, net                    20,108         20,156            2,103          (5,242)           9,926
Total other-than temporary impairment losses     (54,368)             -                -               -           (5,306)
Portion of loss recognized in other
   comprehensive income                          (39,366)             -                -               -               -
----------------------------------------------------------------------------------------------------------------------------
Net impairment losses recognized in earnings     (15,002)             -                -               -           (5,306)
----------------------------------------------------------------------------------------------------------------------------
  Total other operating revenue               $  125,092     $  121,447       $  132,286      $   54,397       $  120,594
----------------------------------------------------------------------------------------------------------------------------

Other Operating Expense

Other operating expense for the first quarter of 2009 totaled $165.8 million, up $12.4 million or 8% over the first quarter of 2008. Personnel costs increased $4.5 million or 5%. Non-personnel expenses increased $7.9 million or 12% primarily due to higher deposit insurance costs, net losses and operating expenses of repossessed assets and mortgage banking costs, offset by a favorable change in fair value of mortgage servicing rights. Other operating expenses for the first quarter of 2009 decreased $19.6 million from the fourth quarter of 2008. Favorable changes in the fair value of mortgage servicing rights reduced other operating expenses by $28.4 million. This decrease in other operating expenses was partially offset by higher personnel expense, deposit insurance expense and mortgage banking costs.

Personnel expense

Personnel expense totaled $92.6 million for the first quarter of 2009 and $88.1 million for the first quarter of 2008. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs totaled $55.0 million, up $2.4 million or 5% over the first quarter of 2008. The increase in regular compensation expense was due primarily to a 6% increase in average staffing levels over the first quarter of last year.

----------------------------------------------------------------------------------------------------------------------
Table 3 - Personnel Expense
(Dollars in thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2009             2008           2008              2008             2008
                                   ----------------------------------------------------------------------------------
Regular compensation               $    54,976     $    57,594     $    55,435      $    54,024      $    52,576
Incentive compensation:
     Cash-based                         20,586          20,315          20,110           19,503           19,287
     Stock-based                         1,409          (1,138)             68            2,760            2,272
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            21,995          19,177          20,178           22,263           21,559
Employee benefits                       15,656          10,924          11,936           13,310           13,971
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $    92,627     $    87,695     $    87,549      $    89,597      $    88,106
---------------------------------------------------------------------------------------------------------------------
Number of employees
  (full-time equivalent)                 4,374           4,300           4,231            4,137            4,135
---------------------------------------------------------------------------------------------------------------------

Incentive compensation increased $436 thousand or 2% to $22 million compared to the first quarter of 2008. Expense for cash-based incentive compensation plans increased $1.3 million or 7%. These plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over the first quarter of 2008 included a $1.4 million increase in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards decreased $409 thousand compared with the first quarter of 2008. This decrease reflected changes in the market value of BOK Financial common stock and other investments. The market value of BOK Financial common stock decreased $5.90 per share in the first quarter of 2009 and increased $0.53 per share in the first quarter of 2008. Compensation expense for equity awards decreased $454 thousand or 22% compared with the first quarter of 2008. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense totaled $16 million, a $1.7 million or 12% increase over the first quarter of 2008 due to increased expenses related to payroll taxes and employee retirement plans. Medical insurance costs were down $129 thousand or 2%. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $4.9 million compared with the fourth quarter of 2008 primarily due to increased employee benefit expenses. Incentive compensation increased $2.8 million, partially offset by a $2.6 million decrease in regular compensation. Employee benefit expense increased $4.7 million primarily due to seasonally higher payroll tax expense and higher employee retirement plan expenses.

Non-personnel operating expenses

Non-personnel operating expenses totaled $73.2 million for the first quarter of 2009 compared to $65.3 million for the first quarter of 2008 and $97.1 million for the fourth quarter of 2008. Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, were $75.1 million for the first quarter of 2009, $63.5 million for the first quarter of 2008 and $71.3 million for the fourth quarter of 2008.

Insurance expense increased $1.9 million compared to the first quarter of 2008 due to an increase in FDIC insurance premiums. The Company expects higher deposit insurance expense as previously announced increases in deposit insurance premiums and other Treasury Department initiatives become effective.

Net occupancy and equipment expense totaled $16.3 million for the first quarter of 2009, up $1.2 million over the first quarter of 2008 and $1.4 million over the fourth quarter of 2008. The increase in expense was due to $628 thousand of costs incurred to close our Tucson, Arizona, location and ongoing costs associated with new 8 banking locations since the first quarter of 2008.

Certain mortgage banking costs, excluding changes in the fair value of mortgage servicing rights, totaled $7.5 million for the first quarter of 2009 compared with $5.7 million for the first quarter of 2008. Growth in mortgage banking costs included the effects of actual loan prepayments on mortgage servicing rights, provision for losses on mortgage loans sold with recourse and other costs related to increased production volume.

Net (gains) losses and operating expenses of repossessed assets increased $1.4 million compared to the first quarter of 2008. Real estate and other repossessed assets totaled $61 million at March 31, 2009 compared to $15 million at March 31, 2008.

Non-personnel operating expenses for the first quarter of 2008 included a non-recurring reversal of a litigation reserve related to the Company's estimated obligation for certain legal costs related to Visa of $2.8 million due to Visa funding the litigation escrow account from proceeds of its initial public offering of common shares.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $3.8 million compared to the fourth quarter of 2008 primarily related to higher mortgage banking, deposit insurance and repossessed asset costs.

----------------------------------------------------------------------------------------------------------------------
Table 4 - Other Operating Expense
(In thousands)
                                                                   Three Months Ended
                                   ----------------------------------------------------------------------------------
                                      March 31,        Dec. 31,       Sept. 30,         June 30,         March 31,
                                        2009             2008           2008              2008             2008
                                   ----------------------------------------------------------------------------------
Personnel                          $    92,627     $    87,695     $    87,549      $    89,597      $    88,106
Business promotion                       4,428           7,283           5,837            5,777            4,639
Professional fees and services           6,512           7,923           6,501            6,973            5,648
Net occupancy and equipment             16,258          14,901          15,570           15,100           15,061
Insurance                                5,638           3,216           2,436            2,626            3,710
Data processing & communications        19,306          19,720          19,911           19,523           18,893
Printing, postage and supplies           4,571           3,823           4,035            4,156            4,419
Net (gains) losses and operating
  expenses of repossessed assets         1,806           1,006            (136)            (229)             378
Amortization of intangible assets        1,686           1,967           1,884            1,885            1,925
Mortgage banking costs                   7,467           4,967           5,811            6,054            5,681
Change in fair value of mortgage
  servicing rights                      (1,955)         26,432           5,554              767            1,762
Visa retrospective responsibility
  obligation                                 -          (1,700)          1,700                -           (2,767)
Other expense                            7,450           8,209           7,638            7,039            5,949
---------------------------------------------------------------------------------------------------------------------
  Total other operating expense    $   165,794     $   185,442     $   164,290      $   159,268      $   153,404
---------------------------------------------------------------------------------------------------------------------

Income Taxes

Income tax expense was $28.8 million or 34% of book taxable income for the first quarter of 2009 compared with $34.4 million or 36% of book taxable income for the first quarter of 2008 and $10.4 million or 26% of book taxable income for the fourth quarter of 2008. The Company recognized a $2.9 million tax benefit from certain appreciated securities contributed to the BOKF Charitable Foundation in the fourth quarter of 2008. Income tax expense would have been $13.2 million or 33% of book taxable income for the fourth quarter excluding this contribution.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was approximately $13 million at March 31, 2009 and was largely unchanged from December 31, 2008.

Lines of Business

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Our principal lines of business have been re-defined from the previous year to better present the Company's organization as it has grown in markets outside of Oklahoma. The prior year information has been revised for consistent presentation. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund network. Consumer banking includes retail lending and deposit services, all mortgage banking activities and our indirect automobile lending products. Wealth management provides fiduciary services, brokerage and trading, private financial services and investment advisory services in all markets.

In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the Company's overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business.

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

As shown in Table 5, net income attributable to our lines of business decreased $27 million or 46% compared to the first quarter of 2008. The decrease was due primarily to credit losses attributed to the business units and decreased the transfer pricing credit provided to business units in the first quarter of 2009 compared to the first quarter of 2008. Lower interest rates decrease the transfer pricing credit provided to business units that generate lower-costing funds for the Company. Total net interest revenue recognized by the Funds Management unit increased to $50 million during the first quarter of 2009 from $22 million in the first quarter of 2008 due largely to changes in the transfer pricing credit.

Table 5     Net Income by Line of Business
            (In Thousands)
                                         Three Months ended March 31,
                                            2009              2008
                                       ----------------- ---------------
Commercial banking                       $ 16,521          $ 36,750
Consumer banking                            9,628            12,033
Wealth management                           5,502            10,053
-------------------------------------- ----------------- ---------------
     Subtotal                              31,651            58,836
Funds management and other                 23,381             3,429
-------------------------------------- ----------------- ---------------
     Total                               $ 55,032          $ 62,265
-------------------------------------- ----------------- ---------------

Commercial Banking

Commercial banking contributed $16.5 million to consolidated net income for the first quarter of 2009, down from $36.8 million for the first quarter of 2008. The decrease in commercial banking net income was largely due to an $18.8 pre-tax increase in net loans charged off and lower net interest revenue.

Net interest revenue decreased $5.3 million or 7% compared to the first quarter of 2008. Average earning assets grew $661 million or 6% on solid growth in both loans and deposits. The $4.4 million favorable impact on net interest revenue of this growth was offset by a $8.5 million decrease related to lower internal transfer pricing credit provided to the commercial banking segment for deposits sold to our funds management unit.

Other operating revenue was flat compared to first quarter of 2008. Declines in energy derivative activity and their associated fees due to low commodity prices were partially offset with increased deposit service charges. Other fee revenue including TransFund fees increased over the first quarter of 2008. Operating expenses were up $3.1 million or 6% compared to the first quarter of 2008 largely due to increases in FDIC insurance expenses related to deposit growth and previously announced rate increases.

Net commercial banking loans charged off in the first quarter of 2009 totaled $24.4 million or 1.00% of average loans attributable to this line of business. During the first quarter of 2009, net charge-offs of commercial real estate loans totaled $10.4 million, net charge-offs of small business loans totaled $6.9 million and net charge-offs of other commercial loans totaled $6.6 million. Gains on financial instruments, net in the first quarter of 2008 related to a $4.7 million one-time gain related to the sale of Visa, Inc. Class B common stock.

The average outstanding balance of loans attributed to commercial banking was $9.8 billion for the first quarter of 2009, up $464 million or 5% over the first quarter of 2008. Energy loans averaged $2.0 billion, an increase of $304 million or 17% over the first quarter of 2008 and commercial real estate loans averaged $2.1 billion, up $125 million or 6% over the first quarter of 2008. Average other commercial and industrial loans of $2.9 billion for the first quarter of 2009 were essentially flat compared to the first quarter of 2008. Small business loans averaged $2.0 billion for the first quarter of 2009, down $155 million or 7% compared to the first quarter of 2008.

Average deposits attributed to commercial banking were $4.8 billion for the first quarter of 2009, up $356 million or 8% over the first quarter of 2008. Treasury services balances increased $92 million or 7% and deposit balances attributed to our commercial & industrial customers increased $175 million. Balances attributed to our energy customers increased $30 million offset by a decrease of $28 million in balances attributable to our commercial real estate customers. Average balances attributable to our small business customers increased $72 million or 4% over the first quarter of 2008.

Table 6   Commercial Banking
            (Dollars in Thousands)
                                                Three Months ended March 31,
                                           ------------------------------------
                                                 2009              2008
                                           ------------------------------------
  NIR (expense) from external sources        $    85,558       $    117,774
  NIR (expense) from internal sources            (12,659)           (39,534)
                                           ------------------------------------
   Total net interest revenue                     72,899             78,240

   Other operating revenue                        33,424             33,472
   Operating expense                              53,734             50,624
   Net loans charged off                          24,366              5,611
   Gains on financial instruments, net                 -              4,689
   Losses on repossessed assets, net              (1,184)               (19)
                                           ------------------------------------
   Income before taxes                            27,039             60,147
   Federal and state income tax                   10,518             23,397
                                           ------------------------------------
   Net income                                $    16,521       $     36,750
                                           ====================================

   Average assets                            $10,494,346       $ 10,371,366
   Average loans                               9,794,882          9,331,335
   Average deposits                            4,770,050          4,414,261
   Average invested capital                      985,870          1,035,700
   Return on assets                                 0.64%              1.43%
   Return on invested capital                       6.80              14.27
   Efficiency ratio                                50.54              45.32
   Net charge-offs (annualized) to average loans    1.00               0.24

Consumer Banking

Consumer banking services are provided through four primary distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking. During the first quarter of 2009, the Company opened 3 consumer banking locations in the Phoenix, Arizona, market and announced plans to close its Tucson, Arizona, banking location.

Consumer banking contributed $9.6 million to consolidated net income for the first quarter of 2009, down $2.4 million compared to the first quarter of 2008. The decrease in consumer banking net income was largely due to a $2.5 million increase in net loans charged off.

Net interest revenue from consumer banking activities decreased $1.0 million or 3% over the first quarter of 2008. Average earning assets increased $775 million or 10% in the first quarter of 2009 compared to the first quarter of 2008 due to increases in mortgage hedge securities held as an economic hedge of our mortgage servicing rights, loans and deposits. The $5.6 million favorable impact of this growth was offset by a $5.8 million decrease related to lower internal transfer pricing credit provided to the consumer banking segment for deposits sold to our funds management unit.

Other operating revenue increased $9.2 million or 26% over the first quarter of 2008 due to an increase in mortgage banking revenue of $10.6 million. Loan refinancing volumes were up due to government initiatives to lower national mortgage interest rates. Growth due to mortgage banking revenue was partially offset by a $1.4 million decrease in deposit service charges. Operating expenses increased $9.7 million or 19% over the first quarter of 2008. An increase of $5.0 million in operating expenses for the first quarter of 2009 compared to the first quarter of 2008 was due to branch expansion in Arizona, Colorado and Texas. In addition, mortgage banking expenses increased $2.7 million in the first quarter of 2009 compared to the first quarter of 2008 due to the effect of accelerated actual loan repayments on the value of our mortgage servicing rights. FDIC insurance premiums grew $1.9 million in the first quarter of 2009 compared to the first quarter of 2008 due to deposit growth and assessment rate increases.

Net loans charged off totaled $5.3 million in the first quarter of 2009 and $2.8 million in the first quarter of 2008. Indirect automobile loans charged-off increased $1.2 million and other consumer loans charged off increased $779 thousand compared with the first quarter of 2008. In addition, net residential mortgage loans charged-off increased by $217 thousand.

Changes in fair value of our mortgage loan servicing rights, net of economic hedge, increased consumer banking net income by $2.0 million in the first quarter of 2009 compared with a decrease of $1.8 million in the first quarter of 2008. Anticipated prepayment speeds increased significantly beginning in the fourth quarter of 2008 in response to government programs to lower national mortgage interest rates. We maintain a portfolio of mortgage-backed securities as an economic hedge against changes in fair value of our servicing rights. The disconnection between current yields on these securities and current mortgage loan commitment rates noted in the fourth quarter of 2008 subsided in the first quarter of 2009.

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points. At March 31, 2009, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $63 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $437 thousand. Modeling changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates and assumed prepayment speeds and actual prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

Average consumer deposits increased $345 million or 6% over the first quarter of 2008. Average interest-bearing transaction accounts were up $113 million or 5% and average time deposits were up $145 million or 5% compared to the first quarter of 2008. Average demand deposit accounts increased $78 million or 11% over the first quarter of 2008. Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets. During the first quarter of 2009, $709 million of mortgage loans were funded compared to $257 million funded in the first quarter of 2008. Approximately 59% of our mortgage loans funded were in the Oklahoma market and 12% of mortgage loans funded were in the Texas market. We also service $6.3 billion of mortgage loans, including $758 million of loans serviced for affiliated entities. Approximately 94% of the mortgage loans serviced were to borrowers in our primary geographical market areas.

Table 7   Consumer Banking
            (Dollars in Thousands)
                                                Three Months ended March 31,
                                           ------------------------------------
                                                2009                2008
                                           ------------------------------------
  NIR (expense) from external sources       $    12,322         $      2,877
  NIR (expense) from internal sources            25,102               35,562
                                           ------------------------------------

   Total net interest revenue                    37,424               38,439

   Other operating revenue                       45,286               36,048
   Operating expense                             61,630               51,961
   Net loans charged off                          5,346                2,850
   Increase (decrease) in fair value of
       mortgage servicing rights                  1,955               (1,762)
   Gains (losses) on financial                   (2,118)               1,767
   instruments, net
   Gains on repossessed assets, net                 186                   13
                                           ------------------------------------
    Income before taxes                           15,757               19,694
   Federal and state income tax                   6,129                7,661
                                           ------------------------------------

   Net income                               $     9,628         $     12,033
                                           ====================================

   Average assets                            $ 6,011,426         $  5,644,127
   Average loans                               2,632,378            2,417,177
   Average deposits                            5,945,973            5,601,162
   Average invested capital                      251,310              212,260
   Return on assets                                0.65%                0.86%
   Return on invested capital                     15.54                22.80
   Efficiency ratio                               74.51                69.76
   Net charge-offs (annualized) to average loans   0.81                 0.47
   Banking locations (period-end)                   197                  189
   Mortgage loan servicing portfolio         $ 5,515,893         $  4,967,384
   Mortgage loans funded                         708,561              256,617


Wealth Management

Wealth Management contributed consolidated net income of $5.5 million in the first quarter of 2009 compared to net income of $10.1 million in the first quarter of 2008 due primarily to increased operating expenses. Operating expenses were up $6.1 million compared to the first quarter of 2009 due to a $3.8 million increase in personnel expenses and a $2.3 million increase in non-personnel operating expenses. Growth in personnel expense was due to increased headcount and incentive compensation. Additional staffing has been added to increase penetration in markets outside of Oklahoma. Growth in non-personnel operating expenses was due to increased FDIC insurance premiums and growth in the business.

Net interest revenue for the first quarter of 2009 was flat with the first quarter of 2008 due to increases in average earning assets offset by lower internal transfer pricing credit provided to the wealth management segment for deposits sold to our funds management unit as a result of lower short-term interest rates in the first quarter of 2009 compared to the first quarter of 2008. Other operating revenue was flat compared to the first quarter of 2008 due to increased trading and brokerage fees offset by declines in trust management fees due to market declines in the assets on which those fees are based.

The Wealth Management division provided $2.9 billion of average deposits for the first quarter of 2009 compared with $1.9 billion of average deposits in the first quarter of 2008. Interest-bearing transaction accounts average $1.8 billion for the first quarter of 2009, an increase of $438 million or 32% over the first quarter of 2008. Average time deposits were $857 million, up $584 million or 214% over last year. Deposit growth for Wealth management was due largely to movement of customer funds from managed money market products into deposits.

At March 31, 2009 and 2008, the Wealth Management line of business was responsible for trust assets with aggregate market values of $28.7 billion and $35.5 billion, respectively, under various fiduciary arrangements. The decrease in trust assets was primarily due to general market conditions. We have sole or joint discretionary authority over $11.0 billion of trust assets at March 31, 2009 compared to $12.7 billion of trust assets at March 31, 2008. The fair value of non-managed assets was $10.2 billion at March 31, 2009 and $12.3 billion at March 31, 2008. The fair value of assets held in safekeeping totaled $7.6 billion at March 31, 2009 and $9.0 billion at March 31, 2008.

Table 8   Wealth Management
            (Dollars in Thousands)
                                                Three Months ended March 31,
                                           -------------------------------------
                                                 2009               2008
                                           -------------------------------------
  NIR (expense) from external sources        $     3,846        $      1,864
  NIR (expense) from internal sources              7,602               9,288
                                           -------------------------------------

   Total net interest revenue                     11,448              11,152

   Other operating revenue                        41,273              41,338
   Operating expense                              41,781              35,640
   Net loans charged off                           1,935                 396
                                           -------------------------------------
   Income before taxes                             9,005              16,454
   Federal and state income tax                    3,503               6,401
                                           -------------------------------------

   Net income                                $     5,502        $     10,053
                                           =====================================

   Average assets                            $ 2,978,247        $  1,967,755
   Average loans                               1,027,554             904,454
   Average deposits                            2,929,117           1,904,842
   Average invested capital                      200,640             196,650
   Return on assets                                 0.75%               2.05%
   Return on invested capital                      11.12               20.56
   Efficiency ratio                                79.25               67.90
   Net charge-offs (annualized) to average loans    0.75                0.18
   Trust assets                              $28,700,791        $ 35,524,730

Geographical Market Distribution

The Company also secondarily evaluates performance by primary geographical market. Loans are generally attributed to geographical markets based on the location of the customer and may not reflect the location of the underlying collateral. Brokered deposits and other wholesale funds are not attributed to a geographical market. Funds management and other also includes insignificant results of operations in locations outside our primary geographic regions.

Table 9     Net Income by Geographic Region
            (In Thousands)
                                               Three Months ended March 31,
                                                    2009             2008
                                             ----------------- ----------------
Oklahoma                                       $ 25,051          $ 36,335
Texas                                             6,808            12,180
New Mexico                                        2,610             4,592
Arkansas                                          3,707             2,239
Colorado                                         (1,873)            2,981
Arizona                                          (6,455)              554
Kansas City                                       1,739               489
-------------------------------------------- ----------------- ----------------
     Subtotal                                    31,587            59,370
Funds management and other                       23,445             2,895
-------------------------------------------- ----------------- ----------------
     Total                                     $ 55,032          $ 62,265
-------------------------------------------- ----------------- ----------------

Oklahoma Market

Table 10 Oklahoma
            (Dollars in Thousands)
                                                 Three Months ended March 31,
                                              ---------------------------------
                                                    2009            2008
                                              ---------------------------------
   Net interest revenue                         $    61,822     $     61,647

   Other operating revenue                           75,994           78,948
   Operating expense                                 90,742           82,075
   Net loans charged off                              6,097            3,770
   Increase (decrease) in fair value of
       mortgage servicing rights                      1,955           (1,762)
   Gains (losses) on financial instruments, net      (2,118)           6,456
   Gains on repossessed assets, net                     186               24
                                              ---------------------------------
   Income before taxes                               41,000           59,468
   Federal and state income tax                      15,949           23,133
                                              ---------------------------------
   Net income                                   $    25,051     $     36,335
                                              =================================

   Average assets                               $ 13,564,470    $ 12,722,643
   Average loans                                   6,473,341       6,358,016
   Average deposits                                7,586,793       6,404,896
   Average invested capital                          761,470         770,180
   Return on assets                                     0.75%           1.15%
   Return on invested capital                          13.34           18.97
   Efficiency ratio                                    65.84           58.38
   Net charge-offs (annualized) to average loans        0.38            0.24

Oklahoma remains our predominate market. Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Approximately 52% of our average loans, 51% of our average deposits and 46% of our consolidated net income is attributed to the Oklahoma market. In addition, all of our mortgage servicing activity and 76% of our trust assets are attributed to the Oklahoma market.

Net income generated in the Oklahoma market in the first quarter of 2009 totaled $25.1 million, down $11.3 million from the first quarter of 2008 primarily due to an $8.7 million increase in operating expenses. Operating expenses increased due primarily to increased personnel and deposit insurance expenses. In addition, net gains (losses) on financial instruments in the Oklahoma market reduced income by $8.6 million. Net gains (losses) on financial instruments in the Oklahoma market generally consist of mortgage trading securities, which are held as an economic hedge of changes in the fair value of mortgage servicing rights. In addition, net gains on financial instruments for the first quarter of 2008 included $6.3 million of gains on Visa, Inc. Class B common stock.

Net interest revenue was flat compared to the first quarter of 2008. Increased revenue from growth in average earning assets was offset by lower internal funds transfer credit provided for deposits sold to the funds management unit. Other operating revenue decreased approximately $3.0 million or 4% primarily due to lower trust and brokerage and trading revenue.

Net loans charged off totaled $6.1 million or 0.38% of average loans in the first quarter of 2009, compared with $3.8 million or 0.24% of average loans in the first quarter of 2008.

Average deposits in the Oklahoma market for the first quarter of 2009 increased $1.2 billion over the first quarter of 2008. The increase came primarily from wealth management units, including trust, broker/dealer and private banking. Consumer banking also contributed to deposit growth.

Texas  Market

Table 11   Texas
            (Dollars in Thousands)
                                               Three Months ended March 31,
                                           ------------------------------------
                                                 2009             2008
                                           ------------------------------------
   Net interest revenue                      $    34,837      $     36,913

   Other operating revenue                        13,328            10,309
   Operating expense                              32,091            26,189
   Net loans charged off                           5,444             1,977
   Gains (losses) on repossessed assets, net           7               (24)
                                           ------------------------------------
   Income before taxes                            10,637            19,032
   Federal and state income tax                    3,829             6,852
                                           ------------------------------------

   Net income                                $     6,808      $     12,180
                                           ====================================

   Average assets                            $ 5,749,436       $ 4,930,161
   Average loans                               3,836,249         3,348,704
   Average deposits                            3,392,970         3,130,655
   Average invested capital                      547,010           554,650
   Return on assets                                 0.48%             0.99%
   Return on invested capital                       5.05              8.83
   Efficiency ratio                                66.63             55.46
   Net charge-offs (annualized) to average loans    0.57              0.24

Texas is our second largest market. Our Texas offices are located primarily in Dallas, Fort Worth and Houston metropolitan areas. Approximately 31% of our average loans, 23% of our average deposits and 12% of our consolidated net income is attributed to the Texas market.

Net income in the Texas market decreased to $6.8 million for the first quarter of 2009 from $12.2 million for the first quarter of 2008. Net interest revenue decreased $2.1 million or 6% over the first quarter of 2008. Average outstanding loans increased $488 million or 15% over the first quarter of 2008. The benefit of an increase in average loans was largely offset by the reduced benefit from funds sold to the funds management unit.

Other operating revenue increased 29% over the first quarter of 2008 primarily due to an increase in mortgage banking revenue due to increased loan refinancing activity. Operating expenses increased 23% over the first quarter of last year primarily due to higher personnel costs and deposit insurance expense.

Net loans charged off totaled $5.4 million or 0.57% of average loans for the first quarter of 2009 and $2.0 million or 0.24% of average loans for the first quarter of 2008.

Other Markets

For the first quarter of 2009, net income attributable to our New Mexico market totaled $2.6 million or 5% of consolidated net income, down from $10.6 million in the first quarter of 2008. The decrease in net income attributed to New Mexico resulted from lower net interest revenue due to lower internal funds transfer credit provided for deposits sold to the funds management unit.

For the first quarter of 2009, net income in the Arkansas market increased to $3.7 million from $2.2 million in the first quarter of 2008 primarily due to growth in securities trading revenue at our Little Rock office. Average deposits in our Arkansas market were up $76 million or 118% over the first quarter of 2008 due primarily to commercial banking deposits. Consumer and wealth management deposits also increased over the first quarter of 2008.

We incurred a net loss of $1.9 million in the Colorado market in the first quarter of 2009, compared with net income of $3.0 million in the first quarter of 2008. The loss was primarily due to a $7.5 million increase in net loans charged off. Net loans charged off totaled $8.0 million during the first quarter of 2009 and $521 thousand during the first quarter of 2008. Approximately $6.7 million of loans charged off in the first quarter of 2009 was to two borrowers, one in the communications media industry and one in financial services.

We also incurred a net loss of $6.5 million in the Arizona market in the first quarter of 2009 compared with net income of $554 thousand in the first quarter of 2008. The loss was largely due to an increase in net commercial real estate loans charged off of $9.2 million compared to the first quarter of 2008 and a $2.2 million decrease in net interest revenue. Net loans charged off totaled $10.0 million during the first quarter of 2009 and $814 thousand during the first quarter of 2008. We opened three banking offices in the Phoenix market during the first quarter of 2009 to build our consumer banking and wealth management business on the Valley Commerce Bank foundation we acquired in 2005. We also announced plans to exit the Tucson market which we first entered in 2006.

We continue to grow in the Kansas City market. Net income for the first quarter of 2009 totaled $1.7 million, up from $489 thousand in the first quarter of 2008 due largely to growth in other operating revenue. Total average deposits increased $87 million.

Table 12 New Mexico
            (Dollars in Thousands)
                                               Three Months ended March 31,
                                           ------------------------------------
                                                 2009             2008
                                           ------------------------------------
   Net interest revenue                      $     8,468      $     10,575

   Other operating revenue                         6,370             5,838
   Operating expense                               9,136             8,722
   Net loans charged off                             505               170
   Losses on repossessed assets, net                (925)               (5)
                                           ------------------------------------
   Income before taxes                             4,272             7,516
   Federal and state income tax                    1,662             2,924
                                           ------------------------------------

   Net income                                $     2,610      $      4,592
                                           ====================================

   Average assets                            $ 1,753,774      $  1,775,731
   Average loans                                 825,995           853,649
   Average deposits                            1,114,123         1,045,623
   Average invested capital                      106,500           118,680
   Return on assets                                 0.60%             1.04%
   Return on invested capital                       9.94             15.56
   Efficiency ratio                                61.57             53.14
   Net charge-offs (annualized) to average loans    0.24              0.08


Table 13 Arkansas
            (Dollars in Thousands)
                                               Three Months ended March 31,
                                           ------------------------------------
                                                 2009             2008
                                           ------------------------------------
   Net interest revenue                      $     2,953      $      2,706

   Other operating revenue                        11,040             7,306
   Operating expense                               6,939             5,745
   Net loans charged off                             986               603
   Losses on repossessed assets, net                  (1)                -
                                           ------------------------------------
   Income before taxes                             6,067             3,664
   Federal and state income tax                    2,360             1,425
                                           ------------------------------------

   Net income                                $     3,707      $      2,239
                                           ====================================

   Average assets                            $   504,629      $    456,469
   Average loans                                 434,182           419,079
   Average deposits                              139,981            64,099
   Average invested capital                       34,660            31,200
   Return on assets                                 2.98%             1.97%
   Return on invested capital                      43.38             28.86
   Efficiency ratio                                49.59             57.38
   Net charge-offs (annualized) to average loans    0.91              0.58

Table 14 Colorado
            (Dollars in Thousands)
                                               Three Months ended March 31,
                                           ------------------------------------
                                                 2009             2008
                                           ------------------------------------
   Net interest revenue                      $     9,078      $      9,371

   Other operating revenue                         5,169             3,898
   Operating expense                               9,036             7,869
   Net loans charged off                           8,001               521
   Losses on repossessed assets, net                (276)                -
                                           ------------------------------------
   Income (loss) before taxes                     (3,066)            4,879
   Federal and state income tax (benefit)         (1,193)            1,898
                                           ------------------------------------

   Net income (loss)                         $    (1,873)     $      2,981
                                           ====================================

   Average assets                            $ 2,017,122      $  1,870,049
   Average loans                                 977,496           799,993
   Average deposits                            1,141,625         1,107,589
   Average invested capital                      141,780           141,050
   Return on assets                                (0.38)%            0.64%
   Return on invested capital                      (5.36)             8.50
   Efficiency ratio                                63.42             59.30
   Net charge-offs (annualized) to average loans    3.27              0.26


Table 15 Arizona
            (Dollars in Thousands)
                                               Three Months ended March 31,
                                           ------------------------------------
                                                 2009             2008
                                           ------------------------------------
   Net interest revenue                      $     2,847      $      4,893

   Other operating revenue                         1,044               373
   Operating expense                               4,386             3,545
   Net loans charged off                          10,080               814
   Gains on repossessed assets, net                   11                 -
                                           ------------------------------------
   Income (loss) before taxes                    (10,564)              907
   Federal and state income tax (benefit)         (4,109)              353
                                           ------------------------------------

   Net income (loss)                         $    (6,455)     $        554
                                           ====================================

   Average assets                            $   654,063      $    596,942
   Average loans                                 589,398           557,931
   Average deposits                              146,477           131,192
   Average invested capital                       70,640            53,100
   Return on assets                                (4.00)%            0.37%
   Return on invested capital                     (37.06)             4.20
   Efficiency ratio                               112.72             67.32
   Net charge-offs (annualized) to average loans    6.84              0.58

Table 16 Kansas City
            (Dollars in Thousands)
                                               Three Months ended March 31,
                                           ------------------------------------
                                                 2009             2008
                                           ------------------------------------
   Net interest revenue                      $     1,722      $      1,655

   Other operating revenue                         5,800             3,666
   Operating expense                               4,142             3,520
   Net loans charged off                             534             1,001
                                           ------------------------------------
   Income before taxes                             2,846               800
   Federal and state income tax                    1,107               311
                                           ------------------------------------

   Net income                                $     1,739      $        489
                                           ====================================

   Average assets                            $   410,531      $    318,576
   Average loans                                 312,158           307,206
   Average deposits                              123,164            35,932
   Average invested capital                       24,570            26,070
   Return on assets                                 1.72%             0.62%
   Return on invested capital                      28.70              7.54
   Efficiency ratio                                55.07             66.15
   Net charge-offs (annualized) to average loans    0.68              1.30

Financial Condition

Securities

BOK Financial maintains a securities portfolio to support its interest rate risk management strategies, enhance profitability, provide liquidity and comply with regulatory requirements. Securities are classified as held for investment, available for sale or trading.

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At March 31, 2009, investment securities were carried at $252 million and had a fair value of $256 million. Management has the ability and intent to hold these securities until they mature.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $7.3 billion at March 31, 2009, up $531 million compared with December 31, 2008. Mortgage-backed securities represented 97% of total available for sale securities. The Company holds no debt securities of corporate issuers.


Table 17 - Available for Sale Securities
(in thousands)                                           March 31, 2009
                                         -----------------------------------------------
                                          Amortized      Fair       Gross Unrealized
                                                                 -----------------------
                                             Cost       Value       Gain      Loss
                                         ----------------------------------------------
U.S. Treasury                              $  6,990    $  7,088     $   98   $     -
Municipal and other tax-exempt               19,679      20,436        798       (41)
Mortgage-backed securities:
    U. S. agencies                        5,494,930   5,618,879    128,208    (4,259)
    Private issue                         1,556,716   1,177,645         27  (379,098)
---------------------------------------------------------------------------------------
Total mortgage-backed securities          7,051,646   6,796,524    128,235  (383,357)
---------------------------------------------------------------------------------------
Other debt securities                            35          35          -         -
Federal Reserve Bank stock                   32,423      32,423          -         -
Federal Home Loan Bank stock                 86,172      86,172          -         -
Perpetual preferred stock                    24,464      16,161          -    (8,303)
Equity securities and mutual funds           32,250      32,964      2,323    (1,609)
---------------------------------------------------------------------------------------
   Total                                 $7,253,659  $6,991,803   $131,454 $(393,310)
---------------------------------------------------------------------------------------


A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
1.9 years at March 31, 2009. Management estimates that the expected duration would extend to approximately 2.8 years assuming an immediate 300 basis point upward rate shock. The effect of falling interest rates from current low levels is not expected to be significant.

Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are fully guaranteed. At March 31, 2009, approximately $5.5 billion of the Company's mortgage-backed securities based on amortized cost were issued by U.S. government agencies. The fair value of these mortgage-backed securities totaled $5.6 billion at March 31, 2009.

The Company also holds amortized cost of $1.6 billion in mortgage-backed securities privately issued by publicly-owned financial institutions based on amortized cost. The fair value of our portfolio of privately issued mortgage-backed securities totaled $1.2 billion at March 31, 2009.

Credit risk on mortgage-backed securities originated by these issuers is mitigated by investment in senior tranches with additional collateral support. None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately $381 million of the privately issued mortgage-backed securities consisted of Alt-A mortgage loans. Approximately 82% of these securities, including all Alt-A mortgage-backed securities originated in 2007 and 2006, are credit enhanced with additional collateral support. Approximately 85% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans. None of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities at March 31, 2009 totaled $393 million. Management evaluated the securities with unrealized losses to determine if the losses were temporary based on the guidance provided in Financial Accounting Standards Board ("FASB") Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which was issued on April 9, 2009. We do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers. Separate impairment evaluations were performed on debt and equity securities.

Debt securities were divided into two groups, those rated investment grade by all nationally-recognized rating agencies and those rated below investment grade by at least one of the nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at March 31, 2009.

Approximately $444 million of our portfolio of mortgage-backed securities (based on amortized cost before impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $167 million before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. The primary assumptions used in this evaluation were:

o Unemployment rates - increasing to 10% for the remainder of 2009, dropping to 8% in 2010 and holding at 8% thereafter.

o Housing price depreciation - starting with current depreciated housing prices based on information derived from the Office of Federal Housing Enterprise Oversight data, decreasing by an additional 10% over the remainder of 2009 and holding at that level thereafter.

o Loss severity - held constant at 27% of the then-current depreciated housing price at estimated foreclosure date. Loss severity includes estimated holding and disposal expenses.

o Discount rates - estimated cash flows were discounted at rates that range from 5.50% to 6.14% based on our current expected yields.

We also use an adjusted loan to value ratio as part of our evaluation of whether the unrealized losses on these securities are temporary or other-than-temporary. The adjusted loan to value ratio is based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancements. A higher adjusted loan to value ratio indicates a greater likelihood that projected cash flows may result in losses. A shortfall between our current amortized cost and the present value of expected cash flows we are likely to collect, based on all available information, is referred to as the credit loss. Credit loss is the amount recognized in net income.

Based on our evaluation, four securities were identified with other-than-temporary impairment at March 31, 2009. Unrealized losses totaled $46 million and estimated credit losses totaled $7.0 million on these securities. Estimated credit losses were charge against earnings for the first quarter of 2009. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes.

A   distribution   of   the   amortized   cost   (after   recognition   of   the
other-than-temporary impairment) and fair value by adjusted loan to value ratio is presented in Table 18.

Table 18  Below Investment Grade Debt Securities at March 31, 2009
            (in thousands)

  Adjusted LTV Ratio  Amortized Cost   Fair Value
 ---------------------------------------------------
   < 70 %             $   58,922       $   37,282
   70 < 75               129,551           79,982
   75 < 80               148,039           95,158
   80 < 85                89,608           58,141
   >= 85                  11,028            6,281
 ---------------------------------------------------
   Total              $  437,148       $  276,844
 ---------------------------------------------------

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions. These stocks were originally purchased for $46 million and have a current carrying value of $24 million. Our carrying value of these stocks has been reduced by $22 million of other-than-temporary impairment charges. The aggregate fair value of these preferred stocks was $16 million at March 31, 2009. Although none of the institutions that issued these stocks were in default, one of the preferred stocks was downgraded to below investment grade by at least one of the nationally-recognized rating agencies. We recognized an $8.0 million other-than-temporary impairment loss on the preferred stocks of that issuer during the first quarter of 2009. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. Management believes that the fair value of these securities will recover to our carrying value as spreads to LIBOR return to a range of 400 basis points to 500 basis points over a 24-month to 36-month period beginning June 30, 2008, the most recent date that the fair value of these securities equaled our carrying value.

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

Bank-Owned Life Insurance

The Company has approximately $239 million of bank-owned life insurance at March 31, 2009. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $206 million is held in separate accounts. The Company's separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, mortgage-backed securities, corporate debt, asset-backed and CMBS securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At March 31, 2009, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $205 million and cash surrender value represented by the value of the stable value wrap was approximately $700 thousand. The stable value wrap was provided by a well-rated, domestic financial institution. The remaining cash surrender value of $33 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.6 billion at March 31, 2009, a $236 million or 7% annualized decrease since December 31, 2008. Commercial real estate loans and residential mortgage loans increased during the first quarter of 2009. Commercial loans and consumer loans decreased during the same period.

---------------------------------------------------------------------------------------------------------------------
Table 19 - Loans
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2009             2008           2008             2008            2008
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   2,329,237    $   2,311,813   $   2,099,996   $   1,895,050    $   1,966,996
  Services                               1,962,297        2,038,451       1,975,604       1,848,360        1,784,723
  Wholesale/retail                       1,133,275        1,165,099       1,199,216       1,226,875        1,206,224
  Manufacturing                            514,748          497,957         519,485         542,019          542,297
  Healthcare                               747,299          777,154         778,819         747,434          733,086
  Agriculture                              193,863          197,629         229,447         253,198          248,345
  Other commercial and industrial          220,811          423,500         471,235         525,637          475,187
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   7,101,530        7,411,603       7,273,802       7,038,573        6,956,858
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        879,368          926,226         968,522       1,021,135        1,066,096
  Retail                                   424,565          371,228         375,929         378,241          409,690
  Office                                   486,065          459,357         470,383         422,558          414,466
  Multifamily                              344,227          316,596         268,614         251,325          236,787
  Industrial                               150,488          149,367         151,187         180,358          161,068
  Other real estate loans                  447,368          478,474         479,357         573,880          543,817
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,732,081        2,701,248       2,713,992       2,827,497        2,831,924
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Permanent mortgage                     1,339,957        1,273,275       1,193,488       1,130,417        1,052,785
  Home equity                              479,993          479,299         476,465         477,180          476,984
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,819,950        1,752,574       1,669,953       1,607,597        1,529,769
---------------------------------------------------------------------------------------------------------------------

Consumer:
  Indirect automobile                      650,370          692,615         721,390         735,098          685,803
  Other consumer                           335,985          317,966         300,833         309,273          291,401
---------------------------------------------------------------------------------------------------------------------
      Total consumer                       986,355        1,010,581       1,022,223       1,044,371          977,204
---------------------------------------------------------------------------------------------------------------------

  Total                              $  12,639,916    $  12,876,006   $  12,679,970   $  12,518,038    $  12,295,755
---------------------------------------------------------------------------------------------------------------------

The commercial loan portfolio decreased $310 million during the first quarter of 2009 to $7.1 billion at March 31, 2009. The decrease in outstanding commercial loans was generally consistent across most sectors of the portfolio.

Energy loans totaled $2.3 billion or 18% of total loans. Outstanding energy loans increased $17 million during the first quarter of 2009. Approximately $2.0 billion of energy loans were to oil and gas producers, up $15 million from December 31, 2008. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included $163 million of loans to borrowers that provide services to the energy industry, $93 million of loans to borrowers engaged in wholesale or retail energy sales and $55 million of loans to borrowers that manufacture equipment for the energy industry. The energy category of our loan portfolio is distributed $1.1 billion in Oklahoma, $761 million in Texas and $426 million in Colorado.

The services sector of the loan portfolio totaled $2.0 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming, financial services and transportation services. Outstanding loans to the services sector of the loan portfolio decreased $76 million during the first quarter of 2009. Approximately $1.2 billion of the services category is made up of loans with individual balances of less than $10 million. Approximately $690 million of the outstanding balance of services loans is attributed to Texas, $587 million to Oklahoma, $242 million to New Mexico, $157 million to Colorado and $141 million to Arizona.

Other notable loan concentrations by primary industry of the borrowers are presented in Table 19.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At March 31, 2009, the outstanding principal balance of these loans totaled $2.1 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 22% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial real estate loans totaled $2.7 billion or 22% of the loan portfolio at March 31, 2009. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.

The outstanding balance of commercial real estate loans increased $31 million from the previous quarter end. Construction and land development loans decreased $47 million from December 31, 2008 to $879 million at March 31, 2009 due to payments, foreclosures and charge-offs. Approximately $246 million of outstanding construction and land development loans are attributed to the Oklahoma market, $223 million to Texas, $165 million to Colorado, $131 million to Arizona and $87 million to New Mexico.

Loans secured by retail facilities increased $53 million and other commercial real estate loans decreased $31 million. Loans secured by multifamily residential properties increased $27 million and loans secured by office buildings increased $26 million. The geographic distribution of the $1.9 billion of commercial real estate loans excluding construction land and land development loans consisted of $635 million in Oklahoma, $594 million in Texas, $229 million in New Mexico, $155 million in Arizona, $113 million in Arkansas and $102 million in Colorado. Other commercial real estate loans in the Arizona market included $54 million secured by retail facilities and $49 million secured by office facilities.

Residential mortgage loans totaled $1.8 billion, up $67 million since December 31, 2008. Permanent 1-4 family mortgage loans increased $67 million and home equity loans increased $694 thousand. We have no concentration in sub-prime residential mortgage loans and our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or loans with initial rates that are below market. Our portfolio of permanent 1- 4 family mortgage loans includes $124 million of community development loans. These loans were generally underwritten to prime standards and required full documentation. Approximately $1.2 billion of our residential mortgage loan portfolio is attributed to borrowers in Oklahoma and $337 million to borrowers in Texas.

At March 31, 2009, consumer loans included $650 million of indirect automobile loans. Approximately $404 million of these loans were purchased from dealers in Oklahoma and $162 million were purchased from dealers in Arkansas. The remaining $84 million were purchased from dealers in Texas. Indirect automobile loans decreased $42 million since December 31, 2008, primarily due to the Company's decision to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

---------------------------------------------------------------------------------------------------------------------
Table 20 - Loans by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2009             2008           2008             2008            2008
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   3,119,362    $   3,356,520   $   3,368,823   $   3,228,179    $   3,248,424
   Commercial real estate                  881,620          843,576         827,357         875,546          940,686
   Residential mortgage                  1,234,417        1,196,924       1,134,066       1,099,277        1,080,882
   Consumer                                562,021          579,809         580,211         601,184          586,695
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,797,420    $   5,976,829   $   5,910,457   $   5,804,186    $   5,856,687
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   2,277,186    $   2,353,860   $   2,205,169   $   2,166,925    $   2,124,192
   Commercial real estate                  816,830          825,769         853,653         889,364          838,781
   Residential mortgage                    337,044          315,438         307,655         299,996          262,305
   Consumer                                214,134          212,820         214,133         204,081          168,949
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,645,194    $   3,707,887   $   3,580,610   $   3,560,366    $   3,394,227
                                    ---------------------------------------------------------------------------------

New Mexico:
   Commercial                        $     393,180    $     418,732   $     442,644   $     451,225    $     472,543
   Commercial real estate                  315,511          286,574         281,061         271,177          258,731
   Residential mortgage                     99,805           98,018          95,165          89,469           85,834
   Consumer                                 19,900           18,616          18,296          16,977           14,977
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     828,396    $     821,940   $     837,166   $     828,848    $     832,085
                                    ---------------------------------------------------------------------------------

Arkansas:
   Commercial                        $      99,955    $     103,446   $     104,630   $      96,775    $     100,489
   Commercial real estate                  133,227          134,015         127,925         124,049          130,956
   Residential mortgage                     17,145           16,875          16,941          19,527           16,621
   Consumer                                168,971          175,647         185,543         197,979          180,551
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     419,298    $     429,983   $     433,039   $     438,330    $     428,617
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     675,223    $     660,546   $     598,519   $     489,844    $     486,525
   Commercial real estate                  267,035          261,820         266,739         276,062          261,099
   Residential mortgage                     59,120           53,875          49,676          38,517           31,011
   Consumer                                 14,599           16,141          18,328          16,367           17,552
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,015,977    $     992,382   $     933,262   $     820,790    $     796,187
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $     211,953    $     211,356   $     213,861   $     207,173    $     174,360
   Commercial real estate                  285,841          319,525         326,615         351,058          361,567
   Residential mortgage                     61,605           62,123          58,800          53,321           50,719
   Consumer                                  5,261            6,075           5,551           5,315            6,815
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     564,660    $     599,079   $     604,827   $     616,867    $     593,461
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Commercial                        $     324,671    $     307,143   $     340,156   $     398,452    $     350,325
   Commercial real estate                   32,017           29,969          30,642          40,241           40,104
   Residential mortgage                     10,814            9,321           7,650           7,490            2,397
   Consumer                                  1,469            1,473           2,161           2,468            1,665
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     368,971    $     347,906   $     380,609   $     448,651    $     394,491
                                    ---------------------------------------------------------------------------------
Total BOK Financial loans            $  12,639,916    $  12,876,006   $  12,679,970   $  12,518,038    $  12,295,755
                                    ---------------------------------------------------------------------------------


Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.0 billion and standby letters of credit which totaled $562 million at March 31, 2009. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily
represent  future  cash   requirements.   Approximately   $2.2  million  of  the
outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at March 31, 2009.

The Company also has off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At March 31, 2009, the principal balance of loans sold subject to recourse obligations totaled $379 million. Substantially all of these loans are to borrowers in our primary markets including $266 million to borrowers in Oklahoma, $41 million to borrowers in Arkansas, $21 million to borrowers in New Mexico, $18 million to borrowers in the Kansas City area and $17 million to borrowers in Texas. The separate reserve for these off-balance sheet commitments was $9.2 million at March 31, 2009. Approximately 3.71% of the loans sold with recourse with an outstanding principal balance of $13 million were either delinquent more than 90 days, in bankruptcy or in foreclosure. The provision for credit losses on loans sold with recourse, which is included in mortgage banking costs, was $1.8 million for the first quarter of 2009. Net losses charged against the reserve totaled $1.3 million for the first quarter of 2009.

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

Derivative contracts are carried at fair value. At March 31, 2009, the net fair values of derivative contracts reported as assets under these programs totaled $627 million, down from $656 million at December 31, 2008 due to cash settlements and reduced transaction volumes. At March 31, 2009, derivative contracts carried as assets included energy contracts with fair values of $431 million, interest rate contracts with fair values of $144 million, and foreign exchange contracts with fair values of $46 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $640 million.

At March 31, 2009, total derivative assets were reduced by $84 million of cash collateral received from counterparties and total derivative liabilities were reduced by $10 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by Financial Accounting Standards Board Staff Position FIN 39-1, "Amendment of FASB Interpretation No. 39."

A table showing the fair value of derivative assets and liabilities, net of cash margin, is presented in Footnote 3 to the Consolidated Financial Statements (Unaudited), which follows this report.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2009 was (in thousands):

Energy companies                                                  $202,025
Customers                                                          180,169
Banks                                                              128,412
Exchanges                                                           27,792
Other                                                                4,078
                                                                 ---------
Fair value of customer hedge asset derivative contracts, net      $542,476
                                                                  ========

The largest net amount due from a single counterparty, a domestic subsidiary of a major energy company, at March 31, 2009 was $187 million. This amount was fully offset by letters of credit issued by multiple independent financial institutions.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $25 per barrel of oil would increase the fair value of derivative assets by $452 million. An increase in prices equivalent to $55 per barrel of oil would decrease the fair value of derivative assets by $75 million as current prices move closer to the fixed prices embedded in our existing contracts. Further increases in prices equivalent to $115 per barrel of oil would increase the fair value of our derivative assets by $448 million.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $262 million or 2.07% of outstanding loans and 77% of non-accruing loans at March 31, 2009. The allowance for loan losses was $251 million and the reserve for off-balance sheet credit losses was $11 million. At December 31, 2008, the combined allowance for loan losses and off-balance sheet credit losses was $248 million or 1.93% of outstanding loans and 83% of non-accruing loans.

Net loans charged off during the first quarter of 2009 totaled $31.9 million compared to $33.7 million in the previous quarter and $8.9 million in the first quarter of 2008. The ratio of net loans charged off to average outstanding loans was 1.00% for the first quarter of 2009 compared with 1.05% for the fourth quarter of 2008 and 0.29% for the first quarter of 2008.

Gross loans charged off in the first quarter of 2009 decreased to $34.5 million from $35.7 million in the fourth quarter of 2008. Gross loans charged off included $15.8 million of commercial loans, $10.2 million of commercial real estate loans, $6.8 million of consumer loans and $1.8 million of residential mortgage loans. Recoveries of loans previously charged off increased to $2.6 million in the first quarter of 2009 from $2.0 million in the previous quarter.

Commercial loans charged off during the first quarter of 2009 included $8.7 million from the services sector of the loan portfolio and $3.0 million from the wholesale / retail sector of the loan portfolio. Commercial loans charged off were primarily in the Colorado market. Commercial real estate loans charged off during the first quarter of 2009 included $9.4 million in the land and residential construction sector of the loan portfolio, primarily in the Arizona market.

Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, totaled $4.7 million for the first quarter of 2009, down $410 thousand from the previous quarter. Net charge-offs of indirect auto loans totaled $3.0 million for the first quarter of 2009 and $2.9 million for the fourth quarter of 2008. Net indirect auto loans charged off were $1.6 million in the Oklahoma market, $904 thousand in the Arkansas market and $401 thousand in the Texas market. Approximately 2.64% of the indirect automobile loan portfolio is past due 30 days or more, including 2.60% in Oklahoma, 2.62% in Arkansas and 2.84% in Texas. At December 31, 2008, approximately 3.36% of the indirect automobile loan portfolio was past due 30 days or more. This compares to a national average of 3.02% for indirect automobile loans past due 30 days or more at December 31, 2008.

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

------------------------------------------------------------------------------------------------------------------------------
Table 21 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                                   2009             2008           2008            2008             2008
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     233,236     $     186,516   $     154,018  $     136,584    $     126,677
   Loans charged off:
      Commercial                                   15,791            25,837          11,393         33,502            4,244
      Commercial real estate                       10,215               573          14,394          2,572            1,602
      Residential mortgage                          1,765             2,476           2,865          1,068              814
      Consumer                                      6,764             6,795           5,274          4,384            4,418
------------------------------------------------------------------------------------------------------------------------------
      Total                                        34,535            35,681          33,926         41,526           11,078
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      356               220          11,882            842              435
      Commercial real estate                           41                 7             175             98               52
      Residential mortgage                            214               122              65            121               58
      Consumer                                      2,053             1,673           1,590          1,474            1,676
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,664             2,022          13,712          2,535            2,221
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                              31,871            33,659          20,214         38,991            8,857
Provision for loan losses                          49,637            80,379          52,712         56,425           18,764
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     251,002     $     233,236   $     186,516  $     154,018    $     136,584
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      15,166     $      22,544   $      22,545  $      19,660    $      20,853
Provision for off-balance sheet credit losses      (4,597)           (7,378)             (1)         2,885           (1,193)
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      10,569     $      15,166   $      22,544  $      22,545    $      19,660
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $      45,040     $      73,001   $      52,711  $      59,310    $      17,571
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end                                    1.99%             1.81%           1.47%          1.23%            1.11%
Net charge-offs (annualized)
    to average loans                                 1.00              1.05            0.64           1.26             0.29
Total provision for credit losses (annualized)
    to average loans                                 1.41              2.28            1.67           1.91             0.58
Recoveries to gross charge-offs                      7.71              5.67           40.42           6.10            20.05
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         1.97x             1.73x           2.31x          0.99x            3.86x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.19%             0.27%           0.38%          0.36%            0.32%
Combined reserves for credit losses to loans
    outstanding at period-end                        2.07              1.93            1.65           1.41             1.27
------------------------------------------------------------------------------------------------------------------------------

Impaired loans as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15," totaled $309 million at March 31, 2009 and $270 million at December 31, 2008. All of these loans are non-accruing. At March 31, 2009, $233 million of impaired loans had $19 million of specific reserves and $76 million had no specific reserves. At December 31, 2008, $194 million of impaired loans had $29 million of specific reserves and $76 million had no specific reserves. Losses of $19 million were charged off in the first quarter of 2009 on impaired loans with no specific reserves.

Nonspecific reserves are maintained for risks beyond factors specific to an individual loan or those identified through migration analysis. A range of potential losses is determined for each risk factor identified. The range of nonspecific reserves for general economic factors includes their effect on our commercial, commercial real estate, residential mortgage and consumer loan portfolios. Nonspecific reserves attributed to general economic conditions increased in the first quarter of 2009. Weakness in the economy continues to become more apparent due to disruption in the credit markets, lower consumer confidence and continued weakness in residential real estate markets.

The provision for credit losses totaled $45.0 million for the first quarter of 2009, $73.0 million for the fourth quarter of 2008 and $17.6 million for the first quarter of 2008. Factors considered in determining the provision for credit losses for the first quarter of 2009 included trends of increasing net charge-offs and nonperforming loans, concentrations in energy, commercial real estate and residential homebuilder loans and deteriorating trends in the general economy. The application of statistical migration factors to our loan portfolio identified a trend toward more rapid deterioration from pass grading in the current recession. The increased provision also considered growth of potential problem loans.

Nonperforming Assets

Non-performing assets totaled $414 million or 3.26% of outstanding loans and repossessed assets at March 31, 2009, up $72 million since December 31, 2008. In addition to $339 million of non-accruing loans, non-performing assets included $14 million of restructured residential mortgage loans and $61 million of real estate and other repossessed assets. Non-performing assets included $11 million of restructured residential mortgage loans guaranteed by agencies of the U.S. government and $11 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007. The Company will be reimbursed by the sellers up to $5.3 million for any losses incurred during a three-year period after the June 2007 acquisition date.

Non-accruing loans totaled $339 million or 2.68% of outstanding loans at March 31, 2009, compared with $300 million or 2.33% of outstanding loans at December 31, 2008. Growth in non-accruing loans was concentrated primarily in the Arizona and Colorado markets. Approximately $112 million or 20% of loans in the Arizona market were non-accruing at March 31, 2009, up from $81 million or 14% at December 31, 2008. Approximately $39 million or 3.80% of loans in the Colorado market were non-accruing at March 31, 2009, up from $32 million or 3.27% of loans in the Colorado market at December 31, 2008. Non-accruing loans in Oklahoma and Texas, our largest markets, totaled $106 million or 1.82% of outstanding loans and $55 million or 1.52% of outstanding loans, respectively, at March 31, 2009. Non-accruing loans decreased $3 million in the Oklahoma market and increased $12 million in the Texas market during the first quarter. Newly identified non-accruing loans totaled $111 million. Cash payments received on non-accruing loans totaled $15 million, $20 million of non-accruing loans were charged-off and $31 million of non-accruing loans were transferred to real estate owned and other repossessed assets.

Non-accruing commercial and commercial real estate loans included $48 million of shared national credits at March 31, 2009. This represented 2% of the outstanding principal balance of shared national credits.

Non-accruing commercial loans totaled $129 million or 1.81% of total commercial loans at March 31, 2009. Approximately $50 million of non-accruing commercial loans are in the energy sector of the portfolio, including $47 million due from SemGroup. This amount represents one-third of our pre-bankruptcy amounts due from SemGroup. In addition, $30 million of non-accruing commercial loans are in the services sector of the loan portfolio. Approximately 1.54% of loans in the services sector of the portfolio were non-accruing at March 31, 2009. Non-accruing loans to the manufacturing sector of the portfolio totaled $18 million or 3.55% of all loans to the manufacturing sector at March 31, 2009, up $11 million since year-end. At the same time, non-accruing loans to the wholesale / retail sector of the loan portfolio decreased $10 million. The distribution of non-accruing commercial loans among our various markets included $68 million or 2.17% of commercial loans in Oklahoma ($59 million or 1.02% of loans in the Oklahoma market excluding SemGroup), $36 million or 1.60% of commercial loans in Texas, $15 million or 2.16% of commercial loans in Colorado and $5 million or 1.36% of commercial loans in New Mexico. Non-accruing commercial loans decreased by $6.3 million during the first quarter of 2009.

Non-accruing commercial real estate loans totaled $175 million or 6.42% of outstanding commercial real estate loans at March 31, 2009. Non-accruing commercial real estate loans included $100 million of land and residential lot and construction loans, $27 million of loans secured by multifamily residential properties and $23 million of loans secured by office buildings. The distribution of non-accruing commercial real estate loans among our various markets included $102 million or 36% of commercial real estate loans in Arizona, $26 million or 3.00% of commercial real estate loans in Oklahoma, $23 million or 8.68% of commercial real estate loans in Colorado, $10 million or 3.16% of commercial real estate loans in New Mexico and $8 million or 0.92% of commercial real estate loans in Texas. Non-accruing commercial real estate loans increased $38 million during the first quarter of 2009, primarily due to single family construction and land development loans in the Arizona and Colorado markets.

Non-accruing consumer loans primarily consist of permanent residential mortgage loans which totaled $33 million or 1.80% of outstanding residential mortgage loans at March 31, 2009, a $6.6 million increase over December 31, 2008. Non-accruing home equity loans totaled $1.3 million or 0.27% of total home equity loans. The distribution of non-accruing residential mortgage loans among our various markets included $11 million in Oklahoma, $11 million in Texas and $6 million in Arizona.

Real estate and other repossessed assets totaled $61 million at March 31, 2009, up from $32 million at December 31, 2008. Real estate and other repossessed assets included $34 million of 1-4 family residential properties and residential land development properties, $11 million of developed commercial real estate properties, $8 million of equipment, $6 million of undeveloped land and $2 million of automobiles. The distribution of real estate owned and other repossessed assets among our various markets included $16 million in Arizona, $12 million in Texas, $9 million in Kansas City, $8 million in New Mexico and $6 million in Arkansas.

----------------------------------------------------------------------------------------------------------------------
Table 22 - Nonperforming Assets
(In thousands)
                                                   March 31,      Dec. 31,      Sept. 30,    June 30,      March 31,
                                                     2009           2008          2008         2008          2008
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $   128,501   $   134,846    $   105,757  $    69,679   $    41,966
   Commercial real estate                           175,487       137,279         78,235       60,456        40,399
   Residential mortgage                              34,182        27,387         27,075       17,861        15,960
   Consumer                                           1,065           561            758          611           812
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                           339,235       300,073        211,825      148,607        99,137
Renegotiated loans (3)                               13,623        13,039         12,326       11,840        11,850
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        352,858       313,112        224,151      160,447       110,987
Other nonperforming assets                           61,383        29,179         28,088       21,025        15,112
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $   414,241   $   342,291    $   252,239  $   181,472   $   126,099
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by principal market:
    Oklahoma                                   $    105,536  $    108,367    $    87,885  $    57,155  $     52,211
    Texas                                            55,225        42,934         29,141       20,860         8,157
    New Mexico                                       18,046        16,016         12,293        9,838         7,497
    Arkansas                                          4,078         3,263          3,386        2,924         2,866
    Colorado (4)                                     38,567        32,415         20,980       23,812         8,101
    Arizona                                         111,772        80,994         54,832       33,482        18,811
    Kansas / Missouri                                 6,011        16,084          3,308          536         1,494
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    339,235  $    300,073    $   211,825  $   148,607  $     99,137
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by loan portfolio sector:
    Commercial:
          Energy                               $     49,618  $     49,364    $    49,839  $    12,342  $        475
          Manufacturing                              18,248         7,343          6,479        6,731         9,274
          Wholesale / retail                          8,650        18,773          7,806        3,735         3,868
          Agriculture                                   115           680            755          811         1,848
          Services                                   30,226        36,873         26,581       30,080        23,849
          Healthcare                                 14,288        12,118          3,300        3,791         2,079
          Other                                       7,356         9,695         10,997       12,189           573
----------------------------------------------------------------------------------------------------------------------
               Total commercial                     128,501       134,846        105,757       69,679        41,966
    Commercial real estate:
          Land development and construction          99,922        76,082         53,624       45,291        29,439
          Retail                                      9,893        15,625         13,011        7,591         5,258
          Office                                     23,305         7,637          3,022        3,304         1,985
          Multifamily                                27,198        24,950            896          896         1,906
          Industrial                                    575         6,287            390          396             -
          Other commercial real estate               14,594         6,698          7,292        2,978         1,811
----------------------------------------------------------------------------------------------------------------------
               Total commercial real estate         175,487       137,279         78,235       60,456        40,399
    Residential mortgage:
           Permanent mortgage                        32,848        26,233         26,401       17,039        15,135
           Home equity                                1,334         1,154            674          822           825
----------------------------------------------------------------------------------------------------------------------
                Total residential mortgage           34,182        27,387         27,075       17,861        15,960
    Consumer                                          1,065           561            758          611           812
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    339,235  $    300,073    $   211,825  $   148,607  $     99,137
----------------------------------------------------------------------------------------------------------------------
Ratios:
Reserve for loan losses to nonperforming loans       71.13%        74.49%         83.21%       95.99%       123.06%
Nonperforming loans to period-end loans               2.79          2.43           1.77         1.28          0.90
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days)  (1) (2)              $    46,123   $    19,123     $   20,213   $   10,683   $    11,266
----------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.       $        395  $        872    $     1,210  $     1,015  $        788
(2) Includes a $23 million loan that was paid
     current after March 31, 2009.
(3) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.
     These loans have been modified to extend
     payment terms and/or reduce interest
     rates to current market.                        10,514        10,396          9,604        8,638         8,386
(4) Includes loans subject to First United
     Bank sellers escrow.                            11,287        13,181         13,262       11,973         8,101
----------------------------------------------------------------------------------------------------------------------

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Non-performing Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $132 million at March 31, 2009 and $95 million at December 31, 2008. The current composition of potential problem loans by primary industry included real estate - $81 million, manufacturing - $16 million, services - $13 million and wholesale/retail - $12 million. Potential problem real estate loans included $43 million of residential development loans on properties primarily located in Arizona and Colorado, $13 million of loans secured by retail facilities primarily located in Arizona and $11 million of loans secured by office buildings.

As previously noted, loans to energy producers and borrowers related to the energy industry are the largest portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. BOK Financial has always been an energy lender and this continues to be an area of expertise. The energy sector of the economy will be challenged if commodity prices remain in their current range for an extended period of time. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.


Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks. For the first quarter of 2009, approximately 65% of our funding was provided by average deposit accounts, 21% from borrowed funds, 2% from long-term subordinated debt and 8% from shareholders' equity. Our funding sources, which primarily included deposits and borrowings from the Federal Home Loan Banks and other banks, and may include issuance of qualifying debt under the U.S. Treasury Liquidity Guarantee Program ("TLGP"), provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our sales and customer service program, free checking and online bill paying services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits totaled $14.8 billion at March 31, 2009 and represented approximately 65% of total average liabilities and capital for the first quarter of 2009, compared with $14.1 billion and 63% of total average liabilities and capital for the fourth quarter of 2008.

Average deposits increased $756 million over the fourth quarter of 2008. Average interest-bearing transaction deposit accounts continued to grow in the first quarter of 2009, up $494 million over the fourth quarter of 2008, including a $179 million increase in average deposits due to the movement of customer funds from managed money market products into deposits. Average demand deposits increased $152 million over the fourth quarter of 2008. Average time deposits increased $106 million over the fourth quarter of 2008.

Growth in our average interest-bearing transaction deposit accounts over the fourth quarter of 2008 included $496 million of wealth management deposits, $369 million of commercial deposits and $221 million of consumer banking deposits. Average brokered deposits and other non-core deposits decreased $330 million.

Average wealth management time deposits increased $496 million over the fourth quarter of 2008, including $223 million of deposits generated by our broker / dealer network, and $214 million generated by our trust division. Growth in trust division deposits was due largely to movement of customer funds from managed money market products. Average consumer banking deposits increased $221 million across our various markets. Average commercial banking deposits were up $369 million, including $265 million from our commercial banking units and $134 million from our treasury services unit.

Brokered deposits and other non-core deposits averaged $1.2 billion in the first quarter of 2009, down $330 million from the fourth quarter of 2008. Brokered deposits totaled $447 million at March 31, 2009 compared to a $1.0 billion at December 31, 2008. Brokered deposits were largely added in 2008 to remix wholesale funding sources in order to provide more available overnight liquidity and are being replaced by other deposit products as they mature.

The distribution of deposit accounts among our principal markets is shown in Table 23.

---------------------------------------------------------------------------------------------------------------------
Table 23 - Deposits by Principal Market Area
(In thousands)
                                         March 31,        Dec. 31,       Sept. 30,        June 30,        March 31,
                                           2009            2008            2008             2008            2008
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,651,111   $   1,683,374    $   1,681,325   $   1,455,997    $   1,464,258
   Interest-bearing:
     Transaction                         4,089,838       4,117,729        4,151,430       3,997,136        3,659,002
     Savings                                95,827          86,476           86,900          90,100           88,141
     Time                                2,876,313       3,104,933        3,036,297       2,672,401        2,230,110
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                7,061,978       7,309,138        7,274,627       6,759,637        5,977,253
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   8,713,089   $   8,992,512    $   8,955,952   $   8,215,634    $   7,441,511
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $   1,021,424   $   1,067,456    $     956,846   $   1,046,651    $     940,141
   Interest-bearing:
     Transaction                         1,527,399       1,460,576        1,543,974       1,713,131        1,708,424
     Savings                                33,867          32,071           32,400          33,207           32,191
     Time                                1,054,632         857,416          794,911         723,146          759,892
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,615,898       2,350,063        2,371,285       2,469,484        2,500,507
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,637,322   $   3,417,519    $   3,328,131   $   3,516,135    $   3,440,648
                                    ---------------------------------------------------------------------------------

New Mexico:
   Demand                            $     180,308   $     155,345    $     176,477   $     168,621    $     169,449
   Interest-bearing:
     Transaction                           401,000         397,382          376,941         417,607          425,976
     Savings                                17,858          16,289           16,316          16,432           16,141
     Time                                  561,300         522,894          475,560         445,505          455,861
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  980,158         936,565          868,817         879,544          897,978
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,160,466   $   1,091,910    $   1,045,294   $   1,048,165    $   1,067,427
                                    ---------------------------------------------------------------------------------

Arkansas:
   Demand                            $      16,503   $      16,293    $      23,565   $      21,142    $      20,493
   Interest-bearing:
     Transaction                            63,924          38,566           19,146          24,524           22,091
     Savings                                 1,100           1,083              865             895              945
     Time                                  150,015          75,579           47,684          39,305           39,803
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  215,039         115,228           67,695          64,724           62,839
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     231,542   $     131,521    $      91,260   $      85,866    $      83,332
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $     111,048   $     116,637    $     115,677   $     109,697    $      99,584
   Interest-bearing:
     Transaction                           466,276         480,113          440,888         507,260          529,771
     Savings                                18,905          17,660           19,300          20,245           22,233
     Time                                  584,971         532,475          428,872         423,014          455,262
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,070,152       1,030,248          889,060         950,519        1,007,266
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,181,200   $   1,146,885    $   1,004,737   $   1,060,216    $   1,106,850
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      54,362   $      39,424    $      45,725   $      49,895    $      46,508
   Interest-bearing:
     Transaction                            66,809          56,985           64,463          73,034           84,648
     Savings                                   970           1,014            1,033           1,233              878
     Time                                   54,923          34,290           14,433           6,364            8,395
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  122,702          92,289           79,929          80,631           93,921
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     177,064   $     131,713    $     125,654   $     130,526    $     140,429
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Demand                            $      16,140   $       3,850    $       5,548   $       7,157    $       6,580
   Interest-bearing:
     Transaction                            11,976          10,999            9,780          10,342            8,754
     Savings                                   117              42               33              26               92
     Time                                  141,505         55,656,           19,794          51,649           33,837
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  153,598          66,697           29,607          62,017           42,683
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     169,738   $      70,547    $      35,155   $      69,174    $      49,263
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  15,270,421   $  14,982,607    $  14,586,183   $  14,125,716    $  13,329,460
                                    ---------------------------------------------------------------------------------

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan banks from across the country. The largest single source of Federal funds purchased totaled $178 million at March 31, 2009. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans). At March 31, 2009, the outstanding balance of federal funds purchased totaled $1.3 billion, securities repurchase agreements totaled $913 million and Federal Home Loan Bank borrowings totaled $1.3 billion.

The Company participates in the U.S. Treasury Liquidity Guarantee Program ("TLGP"), which expanded insurance coverage to certain qualifying debt issued by eligible financial institutions. In general, senior unsecured debt newly issued on or before June 30, 2009 will be fully protected by the FDIC through the earlier of the maturity of the debt or June 30, 2012. Subsequently, the FDIC approved a limited four-month extension of the Debt Guarantee Program under the TLGP. Participating insured depository institutions may issue qualifying senior unsecured debt no later than October 31, 2009. The FDIC guarantee of qualifying debt expires on the earliest of the opt-out date, the mandatory conversion date, the stated maturity date or December 31, 2012. Collectively, our subsidiary banks may issue up to $1.8 billion of TLGP protected debt. No TLGP protected debt is currently outstanding.

In 2008, the subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program totaled $900 million at March 31, 2009.

At March 31, 2009, the estimated unused credit available to the subsidiary banks from our traditional sources and within our internal policy limits was approximately $5.7 billion.

Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus profits for the two preceding years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $152 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $80 million under this policy. Further losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants. The credit agreement matures in December of 2010. The Company fully repaid the amounts owed under this credit agreement during the first quarter of 2009.

Equity capital for BOK Financial was $1.9 billion at March 31, 2009, up $85 million from December 31, 2008. Net income less cash dividend paid increased equity $40 million. Accumulated other comprehensive losses decreased $42 million during the first quarter of 2009 due primarily to a $69 million decrease in net unrealized losses on available for sale securities offset by $25 million related to the non-credit portion of the other-than-temporary impairment of certain debt securities in the first quarter of 2009. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends. On April 28, 2009, the Company's board of directors declared an increase in the cash dividend to $0.24 per common share payable on or about May 29, 2009 to shareholders of record as of May 15, 2009.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million. No shares were repurchased in the first quarter of 2009.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in Table 24.

----------------------------------------------------------------------------------------------------------------------
Table 24 - Capital Ratios                     March 31,        Dec. 31,      Sept. 30,     June 30,      March 31,
                                                 2009            2008          2008          2008           2008
                                           ---------------------------------------------------------------------------
Average total equity to average assets          8.35%            8.57%          8.92%         9.28%         9.78%
Tangible common equity ratio                    6.84%            6.64%          7.16%         7.15%         7.83%
Risk-based capital:
  Tier 1 capital                                9.76             9.42           9.25          8.69          9.35
  Total capital                                13.20            12.84          12.55         11.69         12.44
Leverage                                        7.85             7.89           7.94          7.83          8.23
----------------------------------------------------------------------------------------------------------------------

Capital resources of financial institutions are also regularly measured by the tangible common shareholders' equity ratio. Common shareholders' equity is shareholders' equity as defined by generally accepted accounting principles in the United States of America ("GAAP") less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury's TARP program. This non-GAAP measure is a valuable indicator of a financial institution's capital strength since it eliminates intangible assets from shareholders' equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders' equity. At March 31, 2009, BOK Financial's tangible common shareholders' equity ratio was 6.84%.

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

The Company's primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 25 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Consumer Banking section of this report.

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

Table 25 - Interest Rate Sensitivity
 (Dollars in Thousands)
                                      200 bp Increase                100 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2009         2008            2009          2008             2009         2008
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the next twelve
   months on net interest revenue   $ (9,776)     $(15,711)      $  (24,029)      $ 3,031        $  2,089      $(6,633)
                                        (1.2)%        (2.5)%           (3.5)%         0.5%            0.3%        (1.0)%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.6 million. At March 31, 2009, the VAR was $2.0 million. The greatest value at risk during the first quarter of 2009 was $2.3 million.

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

--------------------------------------------------------- ---- ----------- --- --------------
Consolidated Statements of Earnings (Unaudited)
(In Thousands Except Share and Per Share Data)
                                                                    Three Months Ended
                                                                         March 31,
                                                                   2009             2008
Interest revenue                                               ----------- --- --------------
Loans                                                       $    145,744    $    199,384
Taxable securities                                                84,002          72,055
Tax-exempt securities                                              2,650           2,685
--------------------------------------------------------- ---- ----------- --- --------------
   Total securities                                               86,652          74,740
--------------------------------------------------------- ---- ----------- --- --------------
Trading                                                              801           1,077
securities
Funds sold and resell agreements                                      30             840
--------------------------------------------------------- ---- ----------- --- --------------
   Total interest revenue                                        233,227         276,041
--------------------------------------------------------- ---- ----------- --- --------------
Interest expense
Deposits                                                          51,927          88,147
Borrowed funds                                                     5,889          35,367
Subordinated debentures                                            5,566           5,399
--------------------------------------------------------- ---- ----------- --- --------------
   Total interest expense                                         63,382         128,913
--------------------------------------------------------- ---- ----------- --- --------------
Net interest revenue                                             169,845         147,128
Provision for credit losses                                       45,040          17,571
--------------------------------------------------------- ---- ----------- --- --------------
Net interest revenue after provision for credit losses           124,805         129,557
--------------------------------------------------------- ---- ----------- --- --------------
Other operating revenue
Brokerage and trading revenue                                     24,699          23,913
Transaction card revenue                                          25,428          23,558
Trust fees and commissions                                        16,510          20,796
Deposit service charges and fees                                  27,405          27,686
Mortgage banking revenue                                          18,498           8,034
Bank-owned life insurance                                          2,317           2,512
Margin asset fees                                                     67           1,967
Other revenue                                                      6,583           5,391
--------------------------------------------------------- ---- ----------- --- --------------
Total fees and commissions                                       121,507         113,857
--------------------------------------------------------- ---- ----------- --- --------------
Gain on other assets                                                 143               4
Gain (loss) on derivatives, net                                   (1,664)          2,113
Gain on securities, net                                           20,108           9,926
Total other-than-temporary impairment losses                     (54,368)         (5,306)
Portion of loss recognized in other comprehensive income         (39,366)              -
--------------------------------------------------------- ---- ----------- --- --------------
Net impairment losses recognized in earnings                     (15,002)         (5,306)
--------------------------------------------------------- ---- ----------- --- --------------
Total other operating revenue                                    125,092         120,594
--------------------------------------------------------- ---- ----------- --- --------------
Other operating expense
Personnel                                                         92,627          88,106
Business promotion                                                 4,428           4,639
Professional fees and services                                     6,512           5,648
Net occupancy and equipment                                       16,258          15,061
Insurance                                                          5,638           3,710
Data processing and communications                                19,306          18,893
Printing, postage and supplies                                     4,571           4,419
Net losses and operating expenses of repossessed assets            1,806             378
Amortization of intangible assets                                  1,686           1,925
Mortgage banking costs                                             7,467           5,681
Change in fair value of mortgage servicing rights                 (1,955)          1,762
Visa retrospective responsibility obligation                           -          (2,767)
Other expense                                                      7,450           5,949
--------------------------------------------------------- ---- ----------- --- --------------
Total other operating expense                                    165,794         153,404
--------------------------------------------------------- ---- ----------- --- --------------
Income before taxes                                               84,103          96,747
Federal and state income tax                                      28,838          34,450
--------------------------------------------------------- ---- ----------- --- --------------
Net income before non-controlling interest                        55,265          62,297
Non-controlling interest income (expense), net                      (233)            (32)
--------------------------------------------------------- ---- ----------- --- --------------
Net income attributable to BOK Financial Corporation        $     55,032    $     62,265
--------------------------------------------------------- ---- ----------- --- --------------
Earnings per share:
--------------------------------------------------------- ---- ----------- --- --------------
   Basic                                                    $       0.81    $       0.92
--------------------------------------------------------- ---- ----------- --- --------------
   Diluted                                                  $       0.81    $       0.92
--------------------------------------------------------- ---- ----------- --- --------------
Average shares used in computation:
--------------------------------------------------------- --- ------------ --- --------------
   Basic                                                       67,315,986       67,202,128
--------------------------------------------------------- --- ------------ --- --------------
   Diluted                                                     67,387,102       67,504,288
--------------------------------------------------------- --- ------------ --- --------------
Dividends declared per share                                $       0.225   $         0.20
--------------------------------------------------------- --- ------------ --- --------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                   March 31,       December 31,        March 31,
                                                                      2009             2008               2008
                                                                  --------------------------------------------------
Assets                                                             (Unaudited)     (Footnote 1)       (Unaudited)
Cash and due from banks                                        $      686,976    $      581,133    $      642,224
Funds sold and resell agreements                                       27,197           113,809            23,291
Trading securities                                                    128,179            99,601            93,081
Securities:
  Available for sale                                                6,728,354         5,800,691         5,145,575
  Available for sale securities pledged to creditors                  263,449           590,760           506,645
  Investment (fair value:  March 31, 2009 - $256,340;
    December 31, 2008 - $245,769;
    March 31, 2008 - $260,912)                                        251,848           242,344           256,255
  Mortgage trading securities                                         454,493           399,211           182,533
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                7,698,144         7,033,006         6,091,008
--------------------------------------------------------------------------------------------------------------------
Residential mortgage loans held for sale                              245,791           129,246            91,905
Loans                                                              12,639,916        12,876,006        12,295,755
Less reserve for loan losses                                         (251,002)         (233,236)         (136,584)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            12,388,914        12,642,770        12,159,171
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           281,300           277,458           261,814
Accrued revenue receivable                                            104,205            96,673           128,224
Intangible assets, net                                                359,523           361,209           366,051
Mortgage servicing rights, net                                         50,246            42,752            69,794
Real estate and other repossessed assets                               61,383            29,179            15,112
Bankers' acceptances                                                    9,316            12,913            12,590
Derivative contracts                                                  551,316           452,604           716,173
Cash surrender value of bank-owned life insurance                     239,348           237,006           228,786
Receivable on unsettled securities trades                                   -           239,474                 -
Other assets                                                          501,604           385,815           226,727
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   23,333,442    $   22,734,648    $   21,125,951
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    3,050,896    $    3,082,379    $    2,747,014
Interest-bearing deposits:
  Transaction                                                       6,627,222         6,562,350         6,438,665
  Savings                                                             168,644           154,635           160,621
  Time (includes fair value: $633,745 at March 31, 2009;
     $632,754 at December 31, 2008; $139,106 at March 31, 2008)     5,423,659         5,183,243         3,983,160
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   15,270,421        14,982,607        13,329,460
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,217,081         3,025,399         2,910,237
Other borrowings                                                    2,276,430         1,522,054         1,802,388
Subordinated debentures                                               398,443           398,407           398,306
Accrued interest, taxes and expense                                   146,111           133,220           133,939
Bankers' acceptances                                                    9,316            12,913            12,590
Derivative contracts                                                  640,275           667,034           378,243
Due on unsettled securities trades                                    311,133                 -            16,824
Other liabilities                                                     118,181           132,902           132,015
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         21,387,391        20,874,536        19,114,002
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares
  authorized; shares issued and outstanding:
  March 31, 2009 - 70,004,401; December 31, 2008
  -  69,884,749; March 31, 2008 - 69,670,728)                               4                 4                 4
Capital surplus                                                       746,250           743,411           731,452
Retained earnings                                                   1,467,062         1,427,057         1,381,797
Treasury stock (shares at cost:  March 31, 2009 - 2,415,356;
  December 31, 2008 - 2,411,663;  March 31, 2008 -   2,287,410)      (101,493)         (101,329)          (95,007)
Accumulated other comprehensive loss                                 (180,523)         (222,886)          (25,676)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 1,931,300         1,846,257         1,992,570
Non-controlling interest                                               14,751            13,855            19,379
--------------------------------------------------------------------------------------------------------------------
         Total equity                                               1,946,051         1,860,112         2,011,949
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and equity                          $   23,333,442    $   22,734,648    $   21,125,951
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Equity (Unaudited)
(In Thousands)
                                          Accumulated
                                            Other                                                  Total        Non-
                           Common Stock  Comprehensive  Capital  Retained    Treasury Stock    Shareholders' Controlling   Total
                        -----------------                                   --------------------
                         Shares   Amount      Loss      Surplus  Earnings   Shares      Amount     Equity      Interest    Equity
                       ------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2007      69,465   $    4   $(31,234) $ 722,088  $1,332,954   2,159    $(88,428) $1,935,384    $  18,849  $1,954,233
Effect of implementing
   FAS 159, net of
   income taxes               -        -          -          -          62       -           -          62            -          62
Comprehensive income:
  Net income from BOKF        -        -          -          -      62,265       -           -      62,265            -      62,265
  Non-controlling interest
     expense, net             -        -          -          -           -       -           -           -          (32)        (32)
  Other comprehensive
     income, net of tax (1)   -        -      5,558          -           -       -           -       5,558            -       5,558
                                                                                                ------------------------------------
    Comprehensive income                                                                            67,823          (32)     67,791
                                                                                                ------------------------------------
Treasury stock purchase       -        -          -          -           -      91      (4,655)     (4,655)           -      (4,655)
Exercise of stock options   206        -          -      6,095           -      37      (1,924)      4,171            -       4,171
Tax benefit on exercise of
   stock options              -        -          -        336           -       -           -         336            -         336
Stock-based compensation      -        -          -      2,933           -       -           -       2,933            -       2,933
Cash dividends on
  common stock                -        -          -          -     (13,484)      -           -     (13,484)           -     (13,484)
Capital calls                 -        -          -          -           -       -           -           -          562         562
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2008       69,671   $    4   $(25,676) $ 731,452  $1,381,797   2,287    $(95,007) $1,992,570    $  19,379  $2,011,949
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2008      69,885   $    4  $(222,886) $ 743,411  $1,427,057   2,412   $(101,329)  $1,846,257   $  13,855  $1,860,112
Comprehensive income:
  Net income from BOKF        -        -          -          -      55,032       -           -       55,032           -      55,032
  Non-controlling
     interest expense, net    -        -          -          -           -       -           -            -        (233)       (233)
  Other comprehensive
     income, net of tax (1)   -        -     42,363          -           -       -           -       42,363           -      42,363
                                                                                                -----------------------------------
    Comprehensive income                                                                             97,395        (233)     97,162
                                                                                                -----------------------------------
Exercise of stock options   119        -          -      1,502           -       3        (164)       1,338           -       1,338
Tax benefit on exercise
   of stock options           -        -          -       (242)          -       -           -         (242)          -        (242)
Stock-based compensation      -        -          -      1,579           -       -           -        1,579           -       1,579
Cash dividends on
   common stock               -        -          -          -     (15,027)      -           -      (15,027)          -     (15,027)
Capital calls                 -        -          -          -           -       -           -            -       1,129       1,129
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
    March 31, 2009       70,004   $    4  $(180,523) $ 746,250  $1,467,062   2,415   $(101,493)  $1,931,300   $  14,751  $1,946,051
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                        Three Months Ended March 31,
                                                                              ---------------------------------------------
                                                                                      2009                      2008
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                      $     55,032            $     62,265
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Provision for credit losses                                                         45,040                  17,571
  Change in fair value of mortgage servicing rights                                   (1,955)                  1,762
  Unrealized (gains) losses from derivatives                                           4,153                  (6,630)
  Tax benefit on exercise of stock options                                               242                    (336)
  Change in bank-owned life insurance                                                 (2,342)                    754
  Stock-based compensation                                                             1,579                   3,202
  Depreciation and amortization                                                       13,886                  13,951
  Net (accretion) amortization of securities discounts and premiums                   (2,353)                 (3,007)
  Realized gains on financial instruments and other assets                           (12,070)                 (7,086)
  Mortgage loans originated for resale                                              (709,450)               (242,040)
  Proceeds from sale of mortgage loans held for resale                               603,827                 232,541
  Capitalized mortgage servicing rights                                              (10,490)                 40,188
  Change in trading securities, including mortgage trading securities                (83,568)                (74,853)
  Change in accrued revenue receivable                                                (7,532)                 10,019
  Change in other assets                                                            (115,160)                 (6,317)
  Change in accrued interest, taxes and expense                                       12,891                   9,910
  Change in other liabilities                                                        (13,028)                (24,968)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 (221,298)                 26,926
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                    4,793                   6,002
  Proceeds from maturities of available for sale securities                           81,539                 277,176
  Purchases of investment securities                                                 (14,350)                (14,349)
  Purchases of available for sale securities                                      (1,450,712)             (1,339,379)
  Proceeds from sales of available for sale securities                               840,482               1,076,776
  Loans originated or acquired net of principal collected                            166,550                (385,663)
  Proceeds from derivative asset contracts                                           (12,048)                158,536
  Net change in other investment assets                                                    -                      33
  Proceeds from disposition of assets                                                  3,181                   1,610
  Purchases of assets                                                                (12,765)                (25,837)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             (393,330)               (245,095)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts            47,398                 217,647
  Net change in time deposits                                                        242,778                (349,101)
  Net change in other borrowings                                                     (53,942)                459,930
  Net payments or proceeds on derivative liability contracts                           8,514                (158,251)
  Net change in derivative margin accounts                                          (147,565)               (190,217)
  Change in amount receivable (due) on unsettled security transactions               550,607                  26,895
  Issuance of common and treasury stock, net                                           1,338                   4,171
  Tax benefit on exercise of stock options                                              (242)                    336
  Repurchase of common stock                                                               -                  (4,655)
  Dividends paid                                                                     (15,027)                (13,484)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  633,859                  (6,729)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  19,231                (224,898)
Cash and cash equivalents at beginning of period                                     694,942                 890,413
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    714,173            $    665,515
---------------------------------------------------------------------------------------------------------------------------


Cash paid for interest                                                          $     69,551            $    128,551
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $        562            $      2,653
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $     37,669            $      1,314
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of BOK Financial Corporation ("BOK Financial" or "the Company") have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to current period classification. Previously, the Company reported minority interest as part of other liabilities. This balance is now reported as part of total equity on the consolidated balance sheet.

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries ("BOk"), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., Bank of Kansas City, N.A., and BOSC, Inc.

The financial information should be read in conjunction with BOK Financial's 2008 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements. Amounts presented as of December 31, 2008 have been derived from BOK Financial's 2008 Form 10-K.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 141, "Business Combinations (Revised 2007)" ("FAS 141R")

FAS 141R replaces FAS 141, "Business Combinations," and applies to all transactions or other events in which an entity obtains control over one or more businesses, including combinations achieved without the transfer of consideration. FAS 141R retains the fundamental requirement that all business combinations must be accounted for under the acquisition or purchase method of accounting. All assets acquired, including identifiable intangible assets, liabilities assumed and any non-controlling interests must be recognized at the acquisition-date fair values. Banks may no longer carry over the pre-acquisition allowance for loan losses. Costs incurred to effect the acquisition and restructuring costs that the acquirer is expected but not obligated to incur must be recognized separately from the business combination. Contingent assets and liabilities generally will be recognized at their acquisition-date fair values. Changes in the recognized amounts of contingent assets and liabilities will be recognized in post acquisition-date earnings. FAS 141R may have a significant effect on the Company's financial statements for business combinations completed after January 1, 2009.

Financial Accounting Standards Board Staff Position No. FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." ("FSP 141R-1")

FSP 141R-1 amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FAS 5, "Accounting for Contingencies," and FASB Interpretation (FIN) No. 14, "Reasonable Estimation of the Amount of a Loss." FSP 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from FAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by FAS 5. FSP 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with FAS 141R. FSP 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

The FASB issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated net income to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted FAS 160 as of January 1, 2009, and it did not have a significant impact on the Company's financial statements.

Statement  of  Financial   Accounting   Standards  No.  161,  "Disclosure  About
Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," ("FAS 161")

FAS 161 amends and expands the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 was effective for the Company as of January 1, 2009. It did not have a significant impact on the Company's financial statements.

Financial Accounting Standards Board Staff Position No.FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" ("FSP 157-4")

FSP 157-4 was issued April 9, 2009 to provide guidance for determining fair value when there is no active market or where price inputs represent distressed sales. It reaffirms the fair value measurement objective of FAS 157 to reflect how much an asset would be sold for in an orderly transaction under current market conditions. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. FSP 157-4 was adopted as of March 31, 2009. It did not have a significant impact on the Company's financial statements.

Financial Accounting Standards Board Staff Position No.FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP No. 115-2")

FSP 115-2 was issued April 9, 2009 to provide additional guidance and create greater clarity and consistency in accounting for impairment losses on securities. FSP 115-2 replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not that the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, a credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income (equity). Both the full impairment and credit loss portion are presented on the face of the income statement. FSP 115-2 also requires additional disclosures in interim periods. FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. FSP 115-2, which was adopted as of March 31, 2009, reduced the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired by $39 million.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP107-1")

FSP 107-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Previously, these disclosures were only required in annual financial statements. FAS 107-1 requires disclosures in interim financial statements that provide qualitative and quantitative information about fair value estimates. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. BOK Financial will adopt FSP

107-1 as of June 30, 2009. It is not expected to have a significant impact on the Company's financial statements.

Financial Accounting Standards Board Staff Position No. EITF 03-6-1 "Determining
Whether   Instruments   Granted  in   Share-Based   Payment   Transactions   Are
Participating Securities" ("FSP No. EITF 03-6-1")

FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. See additional discussion at Note 8
- Earnings Per Share.


(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                          March 31,
                                  -------------------------------------------------------------------------------------------
                                                       2009                                         2008
                                  -------------------------------------------------------------------------------------------
                                   Amortized      Fair       Gross Unrealized   Amortized     Fair       Gross Unrealized
                                                          -----------------------                     -----------------------
                                      Cost       Value       Gain       Loss       Cost       Value      Gain       Loss
                                  -------------------------------------------------------------------------------------------
Municipal and other tax-exempt     $ 244,682   $ 249,136   $ 4,672  $    (218) $249,380   $253,982    $ 4,731    $  (129)
Other debt securities                  7,166       7,204        38          -     6,875      6,930         55          -
-----------------------------------------------------------------------------------------------------------------------------
   Total                           $ 251,848   $ 256,340   $ 4,710  $    (218) $256,255   $260,912    $ 4,786    $  (129)
-----------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of investment securities at March 31, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                               Weighted
                                         Less than      One to         Six to         Over                      Average
                                         One Year     Five Years     Ten Years     Ten Years       Total       Maturity(2)
                                        ------------ -------------- ------------- ------------- ------------- ------------
Municipal and other tax-exempt:
  Amortized cost                        $  69,680    $  136,671       $30,841       $ 7,490      $ 244,682        2.55
  Fair value                               70,034       140,141        31,483         7,478        249,136
  Nominal yield(1)                           5.28          5.44          5.75          6.51           5.33
Other debt securities:
  Amortized cost                        $   5,465    $    1,689       $     -     $      12     $    7,166        1.10
  Fair value                                5,465         1,726             -            13          7,204
  Nominal yield                              3.66          4.40             -             -           3.83
                                        ------------ -------------- ------------- ------------- ------------- ------------
Total fixed maturity securities:
  Amortized cost                        $  75,145    $  138,360     $  30,841     $   7,502     $  251,848        2.51
  Fair value                               75,499       141,867        31,483         7,491        256,340
  Nominal yield                              5.16          5.43          5.75          6.50           5.29
                                        ------------ -------------- ------------- -------------
Total investment securities:
  Amortized cost                                                                                 $ 251,848
  Fair value                                                                                       256,340
  Nominal yield                                                                                       5.29
                                                                                                -------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                            March 31,
                                  -----------------------------------------------------------------------------------------------
                                                       2009                                           2008
                                  -----------------------------------------------------------------------------------------------
                                   Amortized      Fair       Gross Unrealized     Amortized      Fair       Gross Unrealized
                                                          -----------------------                        ------------------------
                                      Cost       Value       Gain       Loss        Cost        Value       Gain        Loss
                                  -----------------------------------------------------------------------------------------------
U.S. Treasury                     $    6,990  $    7,088 $       98  $       -   $     6,990   $   7,053 $      63 $        -
Municipal and other tax-exempt        19,679      20,436        798        (41)       15,753      16,303       551         (1)
Mortgage-backed securities:
    U. S. agencies                 5,494,930   5,618,879    128,208     (4,259)    3,904,825   3,949,420    55,296    (10,701)
    Private issue                  1,556,716   1,177,645         27   (379,098)    1,583,495   1,504,567       512    (79,440)
---------------------------------------------------------------------------------------------------------------------------------
Total mortgage-backed securities   7,051,646   6,796,524    128,235   (383,357)    5,488,320   5,453,987    55,808    (90,141)
---------------------------------------------------------------------------------------------------------------------------------
Other debt securities                     35          35          -          -            40          39         -         (1)
Federal Reserve Bank stock            32,423      32,423          -          -        27,731      27,731         -          -
Federal Home Loan Bank stock          86,172      86,172          -          -        86,735      86,735         -          -
Perpetual preferred stock             24,464      16,161          -     (8,303)       27,472      27,472         -          -
Equity securities and mutual funds    32,250      32,964      2,323     (1,609)       27,555      32,900     5,345          -
---------------------------------------------------------------------------------------------------------------------------------
   Total                          $7,253,659  $6,991,803  $ 131,454  $(393,310)  $ 5,680,596  $5,652,220  $ 61,767    $(90,143)
---------------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of available for sale securities at March 31, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                 Weighted
                                          Less than      One to         Six to         Over                      Average
                                          One Year     Five Years     Ten Years     Ten Years        Total      Maturity(5)
                                         ------------ -------------- ------------- ------------- -------------- -----------
U.S. Treasuries:
   Amortized cost                        $   6,990    $        -     $        -    $       -     $   6,990          0.92
   Fair value                                7,088             -              -            -         7,088
   Nominal yield                              2.16             -              -            -          2.16
Municipal and other tax-exempt:
   Amortized cost                        $       -    $    3,155     $   15,910    $     614     $  19,679          7.12
   Fair value                                    -         3,295         16,510          631        20,436
   Nominal yield(1)                              -          3.23           9.67         4.67          4.12
Other debt securities:
   Amortized cost                        $       -    $       35     $       -     $       -     $      35          1.54
   Fair value                                    -            35             -             -            35
   Nominal yield(1)                              -          6.59             -             -          6.59
                                         ------------ -------------- ------------- ------------- -------------- -----------
Total fixed maturity securities:
   Amortized cost                        $   6,990    $    3,190     $   15,910    $     614     $  26,704          5.49
   Fair value                                7,088         3,330         16,510          631        27,559
   Nominal yield                              2.16          3.27           9.67         4.67          3.61
                                         ------------ -------------- ------------- -------------
Mortgage-backed securities:
   Amortized cost                                                                                $ 7,051,646         (2)
   Fair value                                                                                      6,796,524
   Nominal yield(4)                                                                                     4.65
                                                                                                 --------------
Equity securities and mutual funds:
   Amortized cost                                                                                $   175,309         (3)
   Fair value                                                                                        167,720
   Nominal yield                                                                                        3.00
                                                                                                 --------------
Total available-for-sale securities:
   Amortized cost                                                                                $ 7,253,659
   Fair value                                                                                      6,991,803
   Nominal yield                                                                                        4.60
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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                            Three Months Ended March 31,
                                         -------------------------------------
                                             2009                   2008
                                         -------------         ---------------
Proceeds                              $      840,482        $    1,076,776
Gross realized gains                          22,226                 5,571
Gross realized losses                              -                (2,624)
Related federal and state income tax           7,641                 1,897
   expense

Gross realized gains for the three months ended March 31, 2008 exclude $6.8 million gain from the redemption of Visa, Inc. Class B common stock.

Mortgage trading securities are mortgage-backed securities that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. These securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. As of March 31, 2009, mortgage trading securities are carried at their $454 million fair value and had a net unrealized gain of $12.8 million. The Company recognized net losses of $2.1 million on mortgage trading securities in the first quarter of 2009 and net gains on mortgage trading securities of $191 thousand in the first quarter of 2008.

Temporarily Impaired Securities as of March 31, 2009
(In Thousands)
                                    Number       Less Than 12 Months       12 Months or Longer              Total
                                              -------------------------- ------------------------- -------------------------
                                      of         Fair       Unrealized      Fair      Unrealized      Fair      Unrealized
                                   Securities    Value         Loss         Value        Loss         Value        Loss
                                   ---------- ------------ ------------- ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt      35      $    3,469   $      88     $   5,167    $    130       $ 8,636      $   218

Available for sale:
  Other debt securities                2              10           -            25           -            35            -
  Municipal and other tax-exempt       2             896          41             -           -           896           41
  Mortgage-backed securities:
      U. S. agencies                  30         432,955       1,929       112,336       2,330       545,291        4,259
      Other                          114         207,285      77,432       963,401     301,666     1,170,686      379,098
  Perpetual preferred stock            8           2,443       2,557         8,478       5,746        10,921        8,303
  Equity securities and mutual funds   8               -           -         2,327       1,609         2,327        1,609
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
                                     164         643,589      81,959     1,086,567     311,351     1,730,156      393,310
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
Total                                199        $647,058  $   82,047   $ 1,091,734 $   311,481    $1,738,792    $ 393,528
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------


Temporarily Impaired Securities as of March 31, 2008
(In Thousands)
                                    Number       Less Than 12 Months       12 Months or Longer              Total
                                              -------------------------- ------------------------- -------------------------
                                      of         Fair       Unrealized      Fair      Unrealized      Fair      Unrealized
                                   Securities    Value         Loss         Value        Loss         Value        Loss
                                   ---------- ------------ ------------- ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt      50      $    2,195   $      21     $    9,855   $     108      $ 12,050   $      129
  Other                                3           1,152           -            600           -         1,752            -
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
                                      53           3,347          21         10,455         108        13,802          129

Available for sale:
  Other debt securities                1               -           -             25           1            25            1
  Municipal and other tax-exempt       1               -           -            314           1           314            1
  Mortgage-backed securities:
      U. S. agencies                 111         549,550       7,530        336,656       3,171       886,206       10,701
      Other                           94         496,486      24,396        873,148      55,044     1,369,634       79,440
  Equity securities and mutual funds   2               -           -             76           -            76            -
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
                                     209       1,046,036      31,926      1,210,219      58,217     2,256,255       90,143
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------
Total                                262      $1,049,383  $   31,947     $1,220,674  $   58,325    $2,270,057   $   90,272
---------------------------------- ---------- ------------ ------------- ------------ ------------ ------------ ------------

Debt securities were divided into two groups, those rated investment grade by all nationally-recognized rating agencies and those rated below investment grade by at least one of the nationally-recognized agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities consistently rated investment grade were considered to be other-than-temporarily impaired at March 31, 2009.

Approximately $444 million of our portfolio of mortgage-backed securities (based on amortized cost before impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $167 million before recognition of any other-than-temporary impairment charges. Impairment of securities rated below investment grade was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. The primary assumptions used in this evaluation were:

o Unemployment rates - increasing to 10% for the remainder of 2009, dropping to 8% in 2010 and holding at 8% thereafter.

o Housing price depreciation - starting with current depreciated housing prices based on information derived from the Office of Federal Housing Enterprise Oversight data, decreasing by an additional 10% over the remainder of 2009 and holding at that level thereafter.

o Loss severity - held constant at 27% of the then-current depreciated housing price at estimated foreclosure date. Loss severity includes estimated holding and disposal expenses.

o Discount rates - estimated cash flows were discounted at rates that range from 5.50% to 6.14% based on our current expected yields.

We also use an adjusted loan to value ratio as part of our evaluation of whether the unrealized losses on these securities are temporary or other-than-temporary. The adjusted loan to value ratio is based on the original loan to value ratio inherent in the security, adjusted for changes in housing prices, prepayment speeds, default rates and credit enhancements. A higher adjusted loan to value ratio indicates a greater likelihood that projected cash flows may result in losses. A shortfall between our current amortized cost and the present value of expected cash flows we are likely to collect, based on all available information, is referred to as the credit loss. Credit loss is the amount recognized in net income.

Based on our evaluation, four securities were identified with other-than-temporary impairment at March 31, 2009. Unrealized losses totaled $46 million and estimated credit losses totaled $7.0 million on these securities. Estimated credit losses were charge against earnings for the first quarter of 2009. The difference between total unrealized losses and estimated credit losses on these securities was charged against equity, net of deferred taxes.

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions. These stocks were originally purchased for $46 million and have a current carrying value of $24 million. Our carrying value of these stocks has been reduced by $22 million of other-than-temporary impairment charges. The aggregate fair value of these preferred stocks was $16 million at March 31, 2009. Although none of the institutions that issued these stocks were in default, one of the preferred stocks was downgraded to below investment grade by at least one of the nationally-recognized rating agencies. We recognized an $8.0 million other-than-temporary impairment loss on the preferred stocks of that issuer during the first quarter of 2009. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. Management believes that the fair value of these securities will recover to our carrying value as spreads to LIBOR return to a range of 400 basis points to 500 basis points over a 24-month to 36-month period beginning June 30, 2008, the most recent date that the fair value of these securities equaled our carrying value.

(3) Derivatives

The fair values of derivative contracts at March 31, 2009 are as follows (in thousands):

                                                                                                     Derivatives Gain
                                                                                                  (Loss) Recognized in
                                                      Assets                  Liabilities         the Income Statement
                                          --------------------------- ------------------------- -------------------------
                                                                                                              Gain (Loss)
                                                                                                 Brokerage        on
                                                                                                    and      Derivatives,
                                                           Fair                        Fair       Trading         Net
                                            Notional(1)    Value       Notional(1)     Value      Revenue
                                          -------------- ------------ ------------ ------------ ------------ ------------
   Customer Risk Management Programs:
         Interest rate contracts            $2,689,388     $144,391     $2,689,388   $149,580      $  939       $    -
         Energy contracts                    1,161,140      430,503      1,161,140    448,716        (171)           -
         Cattle contracts                       50,709        1,673         50,709      1,637         203            -
         Foreign exchange contracts             47,941       46,496         48,633     46,496          81            -
         CD options                             47,469        3,873         47,469      3,873           -            -
----------------------------------------- -------------- ------------ ------------ ------------ ------------ ------------
   Fair value before cash collateral         3,996,647      626,936      3,997,339    650,302       1,052            -
         Less:  cash collateral                      -      (84,460)            -     (10,027)          -            -
----------------------------------------- -------------- ------------ ------------ ------------ ------------ ------------
     Total Customer Derivatives              3,996,647      542,476      3,997,339    640,275       1,052            -
   Interest Rate Risk Management Programs      654,046        8,840              -          -           -       (4,026)
----------------------------------------- -------------- ------------ ------------ ------------ ------------ ------------
     Total Derivative Contracts            $ 4,650,693     $551,316     $3,997,339   $640,275      $1,052      $(4,026)
----------------------------------------- -------------- ------------ ------------ ------------ ------------ ------------

(1) Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.

Interest Rate Risk Management Programs

BOK Financial uses interest rate swaps in managing its interest rate sensitivity. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.

For the period ended March 31, 2009 and 2008, net interest revenue was increased by $4.3 million and $463 thousand, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

The notional, fair value included in residential mortgage loans held for sale on the balance sheet and related gain (loss) included in mortgage banking revenue due to changes in the fair value of derivative contracts not designated as hedging instruments under FAS 133 (R) related to mortgage loan commitments and forward contract sales as of March 31, 2009 were (in thousands):

                                 Mortgage Loans Held for Sale
                                 ----------------------------  Mortgage
                                                   Fair        Banking
                                    Notional       Value       Revenue
                                 --------------- ------------ ------------
   Mortgage loan commitments        $661,261        $13,105      $8,517
   Forward sales contracts           532,495         (4,503)     (2,341)
-------------------------------- --------------- ------------ ------------
                                                     $8,602      $6,176
-------------------------------- --------------- ------------ ------------

(4) Mortgage Banking Activities

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $246 million and $92 million, and outstanding mortgage loan commitments totaled $527 million and $125 million at March 31, 2009 and 2008, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of March 31, 2009, the unrealized loss recognized on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $4.5 million. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $10.9 million and $2.9 million in the first quarter of 2009 and 2008, respectively.

At March 31, 2009, BOK Financial owned the rights to service 59,235 mortgage loans with outstanding principal balances of $6.3 billion, including $810 million serviced for affiliates. The weighted average interest rate and remaining term was 5.99% and 278 months, respectively.

For the three months ended March 31, 2009 and 2008, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $4.6 million and $4.3 million, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2009 is as follows (in thousands):

                                                Capitalized Mortgage Servicing Rights
                                             ------------------------------------------
                                                Purchased     Originated      Total
                                             --------------- ------------ -------------
Balance at December 31, 2008                 $     6,353   $    36,399   $    42,752
Additions, net                                         -        10,490        10,490
Change in fair value due to loan runoff             (776)       (4,175)       (4,951)
Change in fair value due to market changes         1,209           746         1,955
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at March 31, 2009                    $     6,786   $    43,460   $    50,246
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

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:


                                                          March 31, 2009            December 31, 2008
                                                        ---------------------     --------------------

Discount rate - risk-free rate plus a market premium              9.25%                   9.26%
-------------

Prepayment rate - based upon loan interest rate,
---------------
  original term and loan type                                    6% - 47%                8.3% - 38%

Loan servicing costs - annually per loan based upon
--------------------
  loan type                                                     $43 - $73                $43 - $73

Escrow earnings rate - indexed to rates paid on deposit
--------------------
  accounts with comparable average life                           2.30%                    2.08%

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at March 31, 2009 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                    $     18,813     $   24,422       $  5,521        $  1,490    $   50,246
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

Outstanding principal of loans serviced (1)   $  1,603,300     $2,760,000       $956,000        $164,700    $5,484,000
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $810 million for loans serviced for affiliates and $32 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(5) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension cost of $462 thousand during the three months ended March 31, 2009, and none during the same period of the prior year. The Company made no Pension Plan contributions during the three months ended March 31, 2009 and March 31, 2008.

Management has been advised that the maximum and minimum allowable contributions for 2009 are $25 million and $1 million, respectively.


(6)  Commitments and Contingent Liabilities

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

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company's share of Visa's covered litigation liabilities. This contingent liability totaled $2.5 million at March 31, 2009. During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash. BOK Financial recognized a $2.5 million receivable for its proportionate share of this escrow account.

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

At March 31, 2009, Cavanal Hill Funds' assets included $1.2 billion of U.S. Treasury, $1.5 billion of cash management and $780 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at March 31, 2009. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(7) Shareholders' Equity

On April 28, 2009, the Board of Directors of BOK Financial Corporation approved a $0.24 per share quarterly common stock dividend. The quarterly dividend will be payable on May 29, 2009 to shareholders of record on May 15, 2009.

Dividends declared during the three month periods ended March 31, 2009 and 2008 were $0.225 per share and $0.20 per share, respectively.

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

                                                            Unrealized       Other      Accumulated   Unrealized
                                                            Gain (Loss)      Than        (Loss) on      (Loss)
                                                           On Available    Temporary     Effective        On
                                                             For Sale     Impairment     Cash Flow     Employee
                                                            Securities      Losses        Hedges     Benefit Plans     Total
  -------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2007                             $ (22,775)    $       -     $  (1,461)    $  (6,998)    $ (31,234)
     Unrealized gains on securities                            13,167             -             -             -        13,167
     Unrealized gains on cash flow hedges                           -             -           139             -           139
     Tax expense on unrealized gains                           (4,721)            -           (54)            -        (4,775)
     Reclassification adjustment for (gains) losses
       realized and included in net income                     (4,672)            -            52             -        (4,620)
     Reclassification adjustment for tax expense (benefit)
       on realized gains (losses)                               1,667             -           (20)            -         1,647
  -------------------------------------------------------------------------------------------------------------------------------
   Balance at March 31, 2008                                $ (17,334)    $       -     $  (1,344)    $  (6,998)    $ (25,676)
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2008                              $ (204,648)    $       -     $  (1,199)    $ (17,039)    $(222,886)
     Unrealized gains on securities                            108,941             -             -             -       108,941
     Other-than-temporary impairment losses on securities            -       (39,366)            -             -       (39,366)
     Tax benefit (expense) on unrealized gains (losses)        (37,355)       13,498             -             -       (23,857)
     Reclassification adjustment for (gains) losses
       realized and included in net income                      (5,170)            -            64             -        (5,106)
     Reclassification adjustment for tax expense (benefit)
        on realized gains (losses)                               1,776             -           (25)            -         1,751
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2009                                 $ (136,456)   $ (25,868)     $  (1,160)    $ (17,039)    $(180,523)
  -------------------------------------------------------------------------------------------------------------------------------

(8)  Earnings Per Share

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by SFAS 128, "Earnings Per Share." All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method, the effects of which were not material.

                                                                              Three Months Ended
                                                                          ---------------------------
                                                                            March 31,    March 31,
                                                                               2009        2008
                                                                          ---------------------------
Numerator:
   Net income                                                               $  55,032    $  62,265
   Earnings allocated to participating securities                                (180)        (164)
-----------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                                            54,852       62,101
Effect of reallocating undistributed earnings of participating securities           -            -
-----------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders                                                   $  54,852    $  62,101
-----------------------------------------------------------------------------------------------------
Denominator:
Weighted average shares outstanding                                        67,536,038   67,379,678
Less:  Participating securities included in weighted average shares
    outstanding                                                              (220,052)    (177,550)
-----------------------------------------------------------------------------------------------------
Denominator for basic earnings per common share                            67,315,986   67,202,128
    Dilutive effect of employee stock compensation plans (1)                   71,116      302,160
-----------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common share                          67,387,102   67,504,288
-----------------------------------------------------------------------------------------------------
Basic earnings per share                                                      $  0.81      $  0.92
-----------------------------------------------------------------------------------------------------
Diluted earnings per share                                                    $  0.81      $  0.92
-----------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise prices greater than
current market price.                                                       3,621,306     557,624

(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2009 is as follows (in thousands):

                                                 Net             Other          Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      121,771  $      119,983  $      156,188   $      31,651  $   19,484,019
Unallocated items:
   Tax-equivalent adjustment                        2,105               -               -           2,105               -
   Funds management and other                      45,969           1,667           9,606          21,276       3,459,350
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      169,845  $      121,650  $      165,794   $      55,032  $   22,943,369
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2008 is as follows (in thousands):

                                                  Net           Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      127,831  $      110,858  $      139,993   $      58,836  $   17,983,248
Unallocated items:
   Tax-equivalent adjustment                        2,154               -               -           2,154               -
   Funds management and other                      17,143           3,003          13,411           1,275       2,513,805
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      147,128  $      113,861  $      153,404   $      62,265  $   20,497,053
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


(10) Fair Value Measurements

Fair value measurements as of March 31, 2009 are as follows (in thousands):

                                                           Quoted Prices    Significant
                                                             in Active         Other         Significant
                                                            Markets for      Observable     Unobservable
                                                  Total      Identical         Inputs          Inputs
                                                            Instruments
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                         $128,179   $       9,627        $118,552
    Investment securities                       256,340                         256,340
    Available for sale securities:
      U.S. Treasury                               7,088           7,088               -
      Municipal and other tax-exempt             20,436                          20,436
      Mortgage-backed securities              6,796,524                       6,796,524
      Other debt securities                          35                              35
      Federal Reserve Bank stock                 32,423                          32,423
      Federal Home Loan Bank stock               86,172                          86,172
      Perpetual preferred stock                  16,161                          16,161
      Equity securities and mutual funds         32,964          20,124          12,840
                                              ----------- ---------------- ---------------
                                              6,991,803          27,212       6,964,591

    Mortgage trading securities                 454,493                        454,493
    Mortgage servicing rights                    50,246                                       50,246  (1)
    Derivative contracts                        635,776                        635,776

   Liabilities:
    Certificates of deposit                     633,745                        633,745
    Derivative contracts                        650,302                        650,302


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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services and determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the Company's 2008 Form 10-K.

Certain certificates of deposit were designated as carried at fair value as permitted by FAS 159. These certificates have been converted from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At March 31, 2009, the fair value and contractual principal amount of these certificates was $634 million and $625 million, respectively. Change in the fair value of these certificates of deposit resulted in an unrealized gain during the first quarter of 2009 of $2.4 million, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.

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

As of March 31, 2009, outstanding commitments and letters of credit were as follows (in thousands):

                                               March 31,
                                                2009
                                            --------------
Commitments to extend credit                 $4,985,330
Standby letters of credit                       562,322
Commercial letters of credit                     14,786

------------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                         -------------------------------------------------------------------------------------
                                                        March 31, 2009                            December 31, 2008
                                         ------------------------------------------      -------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)     Rate
                                         -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   7,084,340   $    84,004       4.90%    $   6,634,035   $    87,317       5.12%
  Tax-exempt securities (3)                     252,612         4,138       6.64           255,693         4,133       6.43
------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      7,336,952        88,142       4.96         6,889,728        91,450       5.17
------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            111,962         1,019       3.69            78,840         1,298       6.55
  Funds sold and resell agreements               50,701            30       0.24            48,246            92       0.76
  Loans (2)                                  12,985,900       146,141       4.56        12,947,880       171,383       5.27
    Less reserve for loan losses                252,734             -         -            209,319             -         -
------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,733,166       146,141       4.65        12,738,561       171,383       5.35
------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 20,232,781       235,332       4.75        19,755,375       264,223       5.28
------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,710,588                                  2,516,276
------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  22,943,369                              $  22,271,651
------------------------------------------------------------------------------------------------------------------------------

Liabilities and equity
  Transaction deposits                    $   6,610,805   $    15,417       0.95%    $   6,116,465   $    23,161       1.51%
  Savings deposits                              159,537           109       0.28           155,784           143       0.37
  Time deposits                               5,215,091        36,401       2.83         5,109,303        42,090       3.28
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,985,433        51,927       1.76        11,381,552        65,394       2.29
------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,562,066         2,825       0.45         3,095,054         7,289       0.94
  Other borrowings                            2,158,963         3,064       0.58         1,986,857         7,541       1.51
  Subordinated debentures                       398,425         5,566       5.67           398,392         5,489       5.48
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      17,104,887        63,382       1.50        16,861,855        85,713       2.02
------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             2,864,751                                  2,712,384
  Other liabilities                           1,058,216                                    788,530
  Total equity                                1,915,515                                  1,908,882
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity            $  22,943,369                              $  22,271,651
------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    171,950       3.25%                    $    178,510        3.26%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                  3.47                                         3.57
   Less tax-equivalent adjustment (1)                           2,105                                      2,063
------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                          169,845                                    176,447
Provision for credit losses                                    45,040                                     73,001
Other operating revenue                                       125,092                                    121,447
Other operating expense                                       165,794                                    185,442
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                     84,103                                     39,451
Federal and state income tax                                   28,838                                     10,363
Non-controlling interest income
   (expense), net                                                (233)                                     6,355
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    55,032                                $    35,443
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income (loss):

    Basic                                                 $      0.81                                $      0.53
------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.81                                $      0.52
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

-------------------------------------------------------------------------------------------------------------------------



                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
             September 30, 2008                         June 30, 2008                          March 31, 2008
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   6,056,909  $    78,030       5.09%  $   6,026,769   $    75,959       5.08% $   5,624,430  $    72,055       5.11%
        254,803        4,166       6.64         259,410         4,165       6.46        264,398        4,189       6.38
-------------------------------------------------------------------------------------------------------------------------
      6,311,712       82,196       5.15       6,286,179        80,124       5.14      5,888,828       76,244       5.17
-------------------------------------------------------------------------------------------------------------------------
         66,419          937       5.61          74,058         1,267       6.88         74,957        1,433       7.69
         79,862          290       1.44          72,444           355       1.97         80,735          840       4.18
     12,713,356      181,862       5.69      12,527,011       180,424       5.79     12,181,279      199,678       6.59
        182,844            -         -          145,524             -         -         131,709            -         -
-------------------------------------------------------------------------------------------------------------------------
     12,530,512      181,862       5.77      12,381,487       180,424       5.86     12,049,570      199,678       6.66
-------------------------------------------------------------------------------------------------------------------------
     18,988,505      265,285       5.55      18,814,168       262,170       5.61     18,094,090      278,195       6.17
-------------------------------------------------------------------------------------------------------------------------
      2,832,658                               2,794,132                               2,402,963
-------------------------------------------------------------------------------------------------------------------------
  $  21,821,163                           $  21,608,300                           $  20,497,053
-------------------------------------------------------------------------------------------------------------------------


  $   6,565,935  $    28,312       1.72%  $   6,420,291   $    27,755       1.74% $   6,267,021  $    42,175       2.71%
        159,856          147       0.37         159,798           148       0.37        156,953          238       0.61
      4,792,366       40,810       3.39       4,076,167        38,211       3.77      4,225,141       45,734       4.35
-------------------------------------------------------------------------------------------------------------------------
     11,518,157       69,269       2.39      10,656,256        66,114       2.50     10,649,115       88,147       3.33
-------------------------------------------------------------------------------------------------------------------------

      3,061,186       15,253       1.98       3,126,110        15,180       1.95      3,061,783       23,649       3.11
      1,390,233        8,935       2.56       2,267,076        14,032       2.49      1,340,846       11,718       3.51
        398,361        5,553       5.55         398,336         5,821       5.88        398,241        5,399       5.45
-------------------------------------------------------------------------------------------------------------------------
     16,367,937       99,010       2.41      16,447,778       101,147       2.47     15,449,985      128,913       3.36
-------------------------------------------------------------------------------------------------------------------------
      2,739,209                               2,634,038                               2,443,201
        767,832                                 521,867                                 599,654
      1,946,185                               2,004,617                               2,004,213
-------------------------------------------------------------------------------------------------------------------------
  $  21,821,163                           $  21,608,300                           $  20,497,053
-------------------------------------------------------------------------------------------------------------------------
                 $    166,275      3.14%                  $   161,023       3.14%                $    149,282      2.81%

                                   3.48                                     3.44                                   3.31
                       1,927                                    2,084                                  2,154
-------------------------------------------------------------------------------------------------------------------------
                     164,348                                  158,939                                147,128
                      52,711                                   59,310                                 17,571
                     132,286                                   54,397                                120,594
                     164,290                                  159,268                                153,404
-------------------------------------------------------------------------------------------------------------------------
                      79,633                                   (5,242)                                96,747
                      22,958                                   (2,862)                                34,450

                          10                                    1,219                                    (32)
-------------------------------------------------------------------------------------------------------------------------
                 $    56,685                              $    (1,161)                           $    62,265
-------------------------------------------------------------------------------------------------------------------------


                 $      0.84                              $     (0.02)                           $      0.92
-------------------------------------------------------------------------------------------------------------------------
                 $      0.84                              $     (0.02)                           $      0.92
-------------------------------------------------------------------------------------------------------------------------

PART II. Other Information

Item 1. Legal Proceedings

      See discussion of legal proceedings at footnote 6 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2009.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
        Period             Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
January 1, 2009 to              3,693         $40.62                        -                              1,215,927
January 31, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
February 1, 2009 to                 -             -                         -                              1,215,927
February 28, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
March 1, 2009 to                    -             -                         -                              1,215,927
March 31, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
Total                           3,693                                       -
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of March 31, 2009, the Company had repurchased 784,073 shares under the new plan.

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


Date:         April 29, 2009            /s/ Steven E. Nell
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