Form 10-Q
period 2009-06-30
BOK FINANCIAL CORP ET AL
filed 2009-07-30
CIK 875357

As filed with the Securities and Exchange Commission on July 30, 2009
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2009

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,674,442 shares of common stock ($.00006 par value) as of June 30, 2009.

================================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                           Quarter Ended June 30, 2009

                                      Index


Part I.  Financial Information
     Item 1. Consolidated Financial Statements - Unaudited                    3
     Item 2. Management's Discussion and Analysis                            28
             Six Month Financial Summary - Unaudited                         68
             Quarterly Financial Summary - Unaudited                         69
             Quarterly Earnings Trend - Unaudited                            71
     Item 3. Market Risk                                                     72
     Item 4. Controls and Procedures                                         73

Part II.  Other Information
     Item 1.  Legal Proceedings                                              74
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    74
     Item 4.  Submission of Matters to a Vote of Security Holders            75
     Item 6.  Exhibits                                                       75
Signatures                                                                   76

------------------------------------------------------- ----- ------------- -- -------------- -- -------------- ---- --------------
Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
                                                                Three Months Ended June 30,           Six Months Ended June 30,
Interest revenue                                                 2009             2008                2009                2008
                                                              ----------- --- -------------- ---- -------------- ---- --------------
Loans                                                      $    146,269    $    180,177        $     292,013      $      379,561
Taxable securities                                               80,713          75,959              164,715             148,014
Tax-exempt securities                                             2,913           2,656                5,563               5,341
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Total securities                                              83,626          78,615              170,278             153,355
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Trading securities                                                  776             939                1,577               2,016
Funds sold and resell agreements                                     14             355                   44               1,195
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest revenue                                       230,685         260,086              463,912             536,127
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Interest expense
Deposits                                                         45,103          66,114               97,030             154,261
Borrowed funds                                                    4,370          29,212               10,259              64,579
Subordinated debentures                                           5,632           5,821               11,198              11,220
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest expense                                        55,105         101,147              118,487             230,060
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net interest revenue                                            175,580         158,939              345,425             306,067
Provision for credit losses                                      47,120          59,310               92,160              76,881
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net interest revenue after provision for credit losses          128,460          99,629              253,265             229,186
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Other operating revenue
Brokerage and trading revenue                                    21,794         (35,462)              46,493             (11,549)
Transaction card revenue                                         27,533          25,786               52,961              49,344
Trust fees and commissions                                       16,860          20,940               33,370              41,736
Deposit service charges and fees                                 28,421          30,199               55,826              57,885
Mortgage banking revenue                                         19,882           8,203               38,380              16,237
Bank-owned life insurance                                         2,418           2,658                4,735               5,170
Margin asset fees                                                    68           4,460                  135               6,427
Other revenue                                                     6,124           6,965               12,707              12,356
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Total fees and commissions                                      123,100          63,749              244,607             177,606
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Gain (loss) on sales of assets                                      973          (1,149)               1,116              (1,145)
Loss on derivatives, net                                         (1,037)         (2,961)              (2,701)               (848)
Gain (loss) on securities, net                                    6,471          (5,242)              26,579               4,684
Total other-than-temporary impairment losses                     (1,263)              -              (55,631)             (5,306)
Portion of loss recognized in other comprehensive income            279               -              (39,087)                  -
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net impairment losses recognized in earnings                     (1,542)              -              (16,544)             (5,306)
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating revenue                                   127,965          54,397              253,057             174,991
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Other operating expense
Personnel                                                        96,191          89,597              188,818             177,703
Business promotion                                                4,569           5,777                8,997              10,416
Professional fees and services                                    7,363           6,973               13,875              12,621
Net occupancy and equipment                                      15,973          15,100               32,231              30,161
Insurance                                                         5,898           2,626               11,536               6,336
FDIC special assessment                                          11,773               -               11,773                   -
Data processing and communications                               20,452          19,523               39,758              38,416
Printing, postage and supplies                                    4,072           4,156                8,643               8,575
Net (gains) losses and expenses of repossessed assets               996            (229)               2,802                 149
Amortization of intangible assets                                 1,686           1,885                3,372               3,810
Mortgage banking costs                                            9,336           6,054               16,803              11,735
Change in fair value of mortgage servicing rights                (7,865)            767               (9,820)              2,529
Visa retrospective responsibility obligation                          -               -                    -              (2,767)
Other expense                                                     5,326           7,039               12,776              12,988
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating expense                                   175,770         159,268              341,564             312,672
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Income (loss) before taxes                                       80,655          (5,242)             164,758              91,505
Federal and state income tax                                     28,315          (2,862)              57,153              31,588
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net income (loss) before non-controlling interest                52,340          (2,380)             107,605              59,917
Non-controlling interest income (expense), net                     (225)          1,219                 (458)              1,187
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net income (loss) attributable to BOK Financial Corp.     $      52,115   $      (1,161)       $     107,147       $      61,104
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Earnings (loss) per share:
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Basic                                                   $       0.77    $      (0.02)       $        1.59       $        0.91
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Diluted                                                 $       0.77    $      (0.02)       $        1.58       $        0.90
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Average shares used in computation:
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------
   Basic                                                      67,344,577       67,452,181          67,330,590          67,327,155
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------
   Diluted                                                    67,448,029       67,452,181          67,417,874          67,690,919
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------
Dividends declared per share                              $        0.24    $       0.225      $         0.465      $        0.425
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                    June 30,       December 31,         June 30,
                                                                      2009             2008               2008
                                                                  --------------------------------------------------
Assets                                                             (Unaudited)     (Footnote 1)       (Unaudited)
Cash and due from banks                                        $      470,553    $      581,133    $      712,324
Funds sold and resell agreements                                      112,128           113,809            52,005
Trading securities                                                     84,548            99,601            62,532
Securities:
  Available for sale                                                7,033,090         5,800,691         5,439,524
  Available for sale securities pledged to creditors                  191,583           590,760           487,078
  Investment (fair value:  June 30, 2009 - $273,770;
    December 31, 2008 - $245,769;
    June 30, 2008 - $266,405)                                         269,844           242,344           245,754
  Mortgage trading securities                                         222,864           399,211            98,269
--------------------------------------------------------------------------------------------------------------------
    Total securities                                                7,717,381         7,033,006         6,270,625
--------------------------------------------------------------------------------------------------------------------
Residential mortgage loans held for sale                              326,363           129,246           119,944
Loans                                                              12,069,928        12,876,006        12,518,038
Less reserve for loan losses                                         (263,309)         (233,236)         (154,018)
--------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                            11,806,619        12,642,770        12,364,020
--------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                           286,295           277,458           266,435
Accrued revenue receivable                                            118,718            96,673           159,066
Intangible assets, net                                                357,838           361,209           365,060
Mortgage servicing rights, net                                         67,413            42,752            72,103
Real estate and other repossessed assets                               75,243            29,179            21,025
Bankers' acceptances                                                    8,260            12,913            16,031
Derivative contracts                                                  462,971           452,604         1,380,876
Cash surrender value of bank-owned life insurance                     241,792           237,006           231,527
Receivable on unsettled securities trades                             237,200           239,474            39,052
Other assets                                                          394,997           385,815           303,312
--------------------------------------------------------------------------------------------------------------------
         Total assets                                          $   22,768,319    $   22,734,648    $   22,435,937
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                            $    2,825,179    $    3,082,379    $    2,859,160
Interest-bearing deposits:
  Transaction                                                       7,091,471         6,562,350         6,743,034
  Savings                                                             166,806           154,635           162,138
  Time (includes fair value: $520,245 at June 30, 2009;
     $632,754 at December 31, 2008; $103,678 at June 30, 2008)      4,571,933         5,183,243         4,361,384
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                   14,655,389        14,982,607        14,125,716
--------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                           2,798,274         3,025,399         3,101,425
Other borrowings                                                    2,152,177         1,522,054         2,153,853
Subordinated debentures                                               398,465           398,407           398,340
Accrued interest, taxes and expense                                   119,003           133,220            81,507
Bankers' acceptances                                                    8,260            12,913            16,031
Derivative contracts                                                  445,463           667,034           456,379
Other liabilities                                                     125,126           132,902           140,758
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                         20,702,157        20,874,536        20,474,009
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2009 - 70,092,396; December 31, 2008
  -  69,884,749; June 30, 2008 - 69,811,531)                                4                 4                 4
Capital surplus                                                       747,624           743,411           738,403
Retained earnings                                                   1,502,993         1,427,057         1,365,456
Treasury stock (shares at cost:  June 30, 2009 - 2,417,954;
  December 31, 2008 - 2,411,663;  June 30, 2008 - 2,323,143)         (101,601)         (101,329)          (97,109)
Accumulated other comprehensive loss                                  (98,448)         (222,886)          (64,378)
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                 2,050,572         1,846,257         1,942,376
Non-controlling interest                                               15,590            13,855            19,552
--------------------------------------------------------------------------------------------------------------------
         Total equity                                               2,066,162         1,860,112         1,961,928
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and equity                          $   22,768,319    $   22,734,648    $   22,435,937
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Equity (Unaudited)
(In Thousands)
                                          Accumulated
                                            Other                                                  Total        Non-
                          Common Stock   Comprehensive  Capital  Retained    Treasury Stock    Shareholders' Controlling   Total
                       -----------------                                  --------------------
                         Shares   Amount      Loss      Surplus  Earnings   Shares    Amount      Equity      Interest    Equity
                       ------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2007      69,465   $    4  $ (31,234) $ 722,088  $1,332,954   2,159  $ (88,428) $1,935,384    $   18,849 $1,954,233
Effect of
   implementing FAS 159,
   net of income taxes        -        -         -           -          62       -          -          62             -         62
Comprehensive income:
  Net income from BOKF        -        -         -           -      61,104       -          -      61,104             -     61,104
  Non-controlling interest
     expense, net             -        -         -           -           -       -          -           -         1,187      1,187
  Other comprehensive
     loss, net of  tax        -        -    (33,144)         -           -       -          -     (33,144)            -    (33,144)
                                                                                                ------------------------------------
    Comprehensive income                                                                           27,960         1,187     29,147
                                                                                                ------------------------------------
Treasury stock purchase       -        -         -           -           -      91     (4,655)     (4,655)            -     (4,655)
Exercise of stock options   347        -         -      10,661           -      73     (4,026)      6,635             -      6,635
Tax benefit on exercise
of stock options              -        -         -       1,132           -       -          -       1,132             -      1,132
Stock-based compensation      -        -         -       4,522           -       -          -       4,522             -      4,522
Cash dividends on
  common stock                -        -         -           -     (28,664)      -          -     (28,664)            -    (28,664)
Capital calls, net            -        -         -           -           -       -          -           -          (484)      (484)
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2008        69,812   $    4  $ (64,378) $ 738,403  $1,365,456   2,323   $(97,109) $1,942,376    $   19,552 $1,961,928
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2008      69,885   $    4  $(222,886) $ 743,411  $1,427,057   2,412 $ (101,329) $1,846,257    $   13,855 $1,860,112
Comprehensive income:
  Net income from BOKF        -        -          -          -     107,147       -          -     107,147             -    107,147
  Non-controlling interest
     expense, net             -        -          -          -           -       -          -           -          (458)      (458)
  Other comprehensive loss,
     net of tax               -        -    124,438          -           -       -          -     124,438             -    124,438
                                                                                                -----------------------------------
    Comprehensive income                                                                          231,585          (458)   231,127
                                                                                                -----------------------------------
Exercise of stock options   207        -          -      2,048           -       6       (272)      1,776             -      1,776
Tax benefit on exercise
   of stock options           -        -          -       (585)          -       -          -        (585)            -       (585)
Stock-based compensation      -        -          -      2,750           -       -          -       2,750             -      2,750
Cash dividends on
   common stock               -        -          -         -      (31,211)      -          -     (31,211)            -    (31,211)
Capital calls                 -        -          -         -            -       -          -           -         2,193      2,193
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
    June 30, 2009        70,092   $    4  $ (98,448) $ 747,624  $1,502,993   2,418 $( 101,601) $2,050,572    $   15,590 $2,066,162
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                         Six Months Ended June 30,
                                                                              ---------------------------------------------
                                                                                      2009                      2008
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income before non-controlling interest                                      $    107,605            $     59,917
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                         92,160                  76,881
  Change in fair value of mortgage servicing rights                                   (9,820)                  2,529
  Unrealized losses from derivatives                                                  21,875                  44,815
  Tax benefit on exercise of stock options                                               585                  (1,132)
  Change in bank-owned life insurance                                                 (4,786)                 (1,987)
  Stock-based compensation                                                             2,750                   5,306
  Depreciation and amortization                                                       28,761                  26,669
  Net (accretion) amortization of securities discounts and premiums                    6,119                  (7,623)
  Realized gains on financial instruments and other assets                           (40,771)                 (5,537)
  Mortgage loans originated for resale                                            (1,715,763)               (312,668)
  Proceeds from sale of mortgage loans held for resale                             1,539,800                 267,175
  Capitalized mortgage servicing rights                                              (25,268)                (10,339)
  Change in trading securities, including mortgage trading securities                157,809                  40,269
  Change in accrued revenue receivable                                               (22,045)                (20,823)
  Change in other assets                                                            (119,836)                (51,427)
  Change in accrued interest, taxes and expense                                      (14,217)                (42,639)
  Change in other liabilities                                                         (7,441)                    622
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   (2,483)                 70,008
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   35,147                  33,792
  Proceeds from maturities of available for sale securities                        1,290,008                 541,500
  Purchases of investment securities                                                 (62,736)                (31,737)
  Purchases of available for sale securities                                      (3,593,463)             (2,335,268)
  Proceeds from sales of available for sale securities                             1,710,776               1,470,701
  Loans originated or acquired net of principal collected                            682,167                (634,746)
  Net payments or proceeds on derivative asset contracts                             264,564                 (77,563)
  Net change in other investment assets                                                    -                     148
  Proceeds from disposition of assets                                                  9,939                  34,283
  Purchases of assets                                                                (25,435)                (30,582)
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                310,967              (1,029,472)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts          284,092                  635,679
  Net change in time deposits                                                       (605,407)                 31,347
  Net change in other borrowings                                                     402,998               1,002,583
  Net payments or proceeds on derivative liability contracts                        (301,580)                 86,302
  Net change in derivative margin accounts                                          (173,102)               (867,998)
  Change in amount receivable (due) on unsettled security transactions                 2,274                 (28,981)
  Issuance of common and treasury stock, net                                           1,776                   6,635
  Tax benefit on exercise of stock options                                              (585)                  1,132
  Repurchase of common stock                                                               -                  (4,655)
  Dividends paid                                                                     (31,211)                (28,664)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (420,745)                833,380
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                           (112,261)               (126,084)
Cash and cash equivalents at beginning of period                                     694,942                 890,413
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    582,681            $    764,329
---------------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                          $    141,757            $    241,655
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     70,919            $     72,561
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $     57,119            $     15,426
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

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board

Statement of Financial Accounting Standards No. 141, "Business Combinations (Revised 2007),"("FAS 141R")

FAS 141R replaces FAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under FAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. FAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under FAS 141. Under FAS 141R, the requirements of FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FAS 5, "Accounting for Contingencies." FAS 141R is applicable to the Company's accounting for business combinations closing on or after January 1, 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

The Financial Accounting Standards Board ("FASB") issued FAS 160 during 2007 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires consolidated net income to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted FAS 160 as of January 1, 2009, and it did not have a significant impact on the Company's financial statements.

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

FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP107-1")

FSP 107-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Previously, these disclosures were only required in annual financial statements. FSP 107-1 requires disclosures in interim financial statements that provide qualitative and quantitative information about fair value estimates. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 is permitted. BOK Financial adopted FSP 107-1 as of June 30, 2009. It did not have a significant impact on the Company's financial statements.

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

Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("FAS 165")

On May 28, 2009, the FASB issued FAS 165 to provide authoritative accounting guidance on management's assessment of subsequent events. FAS 165 incorporates existing U.S. auditing literature and clarifies that management is responsible for evaluating, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. FAS 165 is effective for the Company as of June 30, 2009. Adoption of FAS 165 did not have a significant impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets - an amendment to Statement No. 140," ("FAS 166")

FAS 166 amends FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. FAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. FAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("FAS 167")

FAS 167 amends FIN 46 (Revised December 2003), "Consolidation of Variable Interest Entities," to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. FAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

Statement  of  Financial  Accounting  Standards  No. 168,  "The FASB  Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162," ("FAS 168")

FAS 168 replaces FAS 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FAS 168 will be effective for the Company's financial statements for periods ending after September 15, 2009. FAS 168 is not expected have a significant impact on the Company's financial statements.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                           June 30,
                                  -------------------------------------------------------------------------------------------
                                                       2009                                         2008
                                  -------------------------------------------------------------------------------------------
                                   Amortized      Fair       Gross Unrealized   Amortized     Fair       Gross Unrealized
-----------------------------------------------------------------------------------------------------------------------------
                                      Cost       Value       Gain       Loss       Cost       Value      Gain       Loss
                                  -------------------------------------------------------------------------------------------
Municipal and other tax-exempt       $263,393   $267,298   $ 4,357       $(452)  $239,145   $259,759  $  21,392      $(778)
Other debt securities                   6,451      6,472        21           -      6,609      6,646         37          -
-----------------------------------------------------------------------------------------------------------------------------
   Total                             $269,844   $273,770   $ 4,378       $(452)  $245,754   $266,405   $ 21,429   $   (778)
-----------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of investment securities at June 30, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                               Weighted
                                         Less than      One to         Six to         Over                      Average
                                         One Year     Five Years     Ten Years     Ten Years       Total       Maturity(2)
                                        ------------ -------------- ------------- ------------- ------------- ------------
Municipal and other tax-exempt:
  Amortized cost                        $  63,101    $  164,548       $28,009       $ 7,735      $ 263,393        2.76
  Fair value                               63,481       167,708        28,425         7,684        267,298
  Nominal yield(1)                           5.39          4.65          5.79          6.38           5.00
Other debt securities:
  Amortized cost                        $   4,988    $    1,450       $     -     $      13     $    6,451        1.01
  Fair value                                5,004         1,455             -            13          6,472
  Nominal yield                              3.18          5.13             -             -           3.61
                                        ------------ -------------- ------------- ------------- ------------- ------------
Total fixed maturity securities:
  Amortized cost                        $  68,089    $  165,998     $  28,009     $   7,748     $  269,844        2.71
  Fair value                               68,485       169,163        28,425         7,697        273,770
  Nominal yield                              5.23          4.65          5.79          6.37           4.97
                                        ------------ -------------- ------------- -------------
Total investment securities:
  Amortized cost                                                                                 $ 269,844
  Fair value                                                                                       273,770
  Nominal yield                                                                                       4.97
                                                                                                -------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                             June 30,
                                  -----------------------------------------------------------------------------------------------
                                                       2009                                           2008
                                  -----------------------------------------------------------------------------------------------
                                   Amortized      Fair       Gross Unrealized     Amortized      Fair       Gross Unrealized
                                                          -----------------------                        ------------------------
                                      Cost       Value       Gain       Loss        Cost        Value       Gain        Loss
                                  -----------------------------------------------------------------------------------------------
U.S. Treasury                     $    6,993  $    7,073   $     80    $     -    $   10,982   $  10,969    $   20     $  (33)
Municipal and other tax-exempt        42,423      43,009        617        (31)       17,447      17,377        90       (160)
Residential mortgage-backed securities:
    U. S. agencies:
     FNMA                          3,047,648   3,130,098     83,173       (723)    2,098,540   2,090,383    17,128    (25,285)
     FHLMC                         1,951,564   2,003,808     54,280     (2,036)    1,802,473   1,792,984     9,652    (19,141)
     GNMA                            447,287     451,516      5,318     (1,089)       60,652      60,059        42       (635)
     Other                           199,025     204,297      6,302     (1,030)      129,805     128,419       202     (1,588)
---------------------------------------------------------------------------------------------------------------------------------
    Total U.S. agencies            5,645,524   5,789,719    149,073     (4,878)    4,091,470   4,071,845    27,024    (46,649)
---------------------------------------------------------------------------------------------------------------------------------
    Private issue:
     Alt-A loans                     357,037     254,424          -   (102,613)      415,361     386,783         -    (28,578)
     Jumbo-A loans                 1,090,211     919,888          -   (170,323)    1,272,346   1,226,018       381    (46,709)
---------------------------------------------------------------------------------------------------------------------------------
   Total private issue             1,447,248   1,174,312          -   (272,936)    1,687,707   1,612,801       381    (75,287)
---------------------------------------------------------------------------------------------------------------------------------
 Total residential
     mortgage-backed securities    7,092,772   6,964,031    149,073   (277,814)    5,779,177   5,684,646    27,405   (121,936)
---------------------------------------------------------------------------------------------------------------------------------
Other debt securities                 11,684      11,684          -          -            39          39         -          -
Federal Reserve Bank stock            32,040      32,040          -          -        27,855      27,855         -          -
Federal Home Loan Bank stock         115,368     115,368          -          -       120,056     120,056         -          -
Perpetual preferred stock             19,224      16,317          -     (2,907)       32,473      32,210        58       (321)
Equity securities and mutual funds    32,661      35,151      3,014       (524)       29,801      33,450     4,433       (784)
---------------------------------------------------------------------------------------------------------------------------------
   Total                          $7,353,165  $7,224,673  $ 152,784  $(281,276)  $ 6,017,830  $5,926,602  $ 32,006  $(123,234)
---------------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair values of available for sale securities at June 30, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                          Less than      One to         Six to         Over                      Wtd Avg
                                          One Year     Five Years     Ten Years     Ten Years        Total      Maturity(5)
                                         ------------ -------------- ------------- ------------- -------------- -----------
U.S. Treasuries:
   Amortized cost                        $   6,993    $        -     $        -    $       -       $   6,993        0.67
   Fair value                                7,073             -              -            -           7,073
   Nominal yield                              2.16             -              -            -            2.16
Municipal and other tax-exempt:
   Amortized cost                        $       -    $    3,176     $   16,024    $  23,223       $  42,423       16.62
   Fair value                                    -         3,318         16,456       23,235          43,009
   Nominal yield(1)                              -          3.99           4.12         0.78            2.28
Other debt securities:
   Amortized cost                        $       -    $       34     $       -     $  11,650       $   11,684      30.17
   Fair value                                    -            34             -        11,650           11,684
   Nominal yield(1)                              -          6.55             -          7.61             7.61
                                         ------------ -------------- ------------- ------------- -------------- -----------
Total fixed maturity securities:
   Amortized cost                        $   6,993    $    3,210     $   16,024    $  34,873       $   61,101      11.64
   Fair value                                7,073         3,352         16,456       34,885           61,766
   Nominal yield                              2.16          4.02           4.12         3.06             3.29
                                         ------------ -------------- ------------- -------------
Residential mortgage-backed securities:
   Amortized cost                                                                                 $ 7,092,772         (2)
   Fair value                                                                                       6,964,031
   Nominal yield(4)                                                                                      4.65
                                                                                                 --------------
Equity securities and mutual funds:
   Amortized cost                                                                                 $   199,293         (3)
   Fair value                                                                                         198,876
   Nominal yield                                                                                         2.63
                                                                                                 --------------
Total available-for-sale securities:
   Amortized cost                                                                                 $ 7,353,165
   Fair value                                                                                       7,224,673
   Nominal yield                                                                                         4.59
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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                      Three Months Ended June 30         Six Months Ended June 30,
                                   -------------------------------- ---------------------------------
                                         2009              2008            2009             2008
                                   -- ------------ ---- ----------- --- ------------ --- ------------
Proceeds                           $    1,155,995    $     393,925   $    1,710,776   $    1,470,701
Gross realized gains                       16,670            2,936           38,896            8,507
Gross realized losses                          -           (2,660)               -           (5,284)
Related federal and state income
   tax expense                              5,835               97           13,476            1,994

Gross realized gains for the six months ended June 30, 2008 exclude $6.8 million gain from the redemption of Visa, Inc. Class B common stock.

Mortgage trading securities are mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. These securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. As of June 30, 2009, mortgage trading securities are carried at their $223 million fair value and had a net unrealized gain of $1.4 million. The Company recognized net losses of $10.2 million and $12.3 million on mortgage trading securities in the second quarter and first half of 2009, respectively. The Company recognized net losses of $5.5 million and $5.3 million in the second quarter and first half of 2008, respectively.

Temporarily Impaired Securities as of June 30, 2009
(In Thousands)
                                                    Less Than 12 Months       12 Months or Longer              Total
                                       Number    ------------ ------------ ------------ ------------ ------------ ------------
                                         of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                      Securities    Value        Loss         Value        Loss         Value        Loss
                                      ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt         62       $   32,722  $     280    $   8,074    $     172      $ 40,796      $   452

Available for sale:
  Municipal and other tax-exempt          1              643         31            -            -           643           31
  Residential mortgage-backed
      securities:
      U. S. agencies:
         FNMA                            13          156,381        595       107,048         128       263,429          723
         FHLMC                           12          325,286      2,036             -           -       325,286        2,036
         GNMA                             4          127,661      1,089             -           -       127,661        1,089
         Other                            4           64,272      1,030             -           -        64,272        1,030
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies                33          673,600      4,750       107,048         128       780,648        4,878
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans                     28               -           -       254,424     102,613       254,424      102,613
         Jumbo-A loans                   87           97,380      8,989       822,509     161,334       919,889      170,323
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue               115           97,380      8,989     1,076,933     263,947     1,174,313      272,936
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential mortgage-backed
     securities                         148          770,980     13,739     1,183,981     264,075     1,954,961      277,814
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Perpetual preferred stock               8            7,968        988         8,350       1,919        16,318        2,907
  Equity securities and mutual funds      8            2,681        524            38           -         2,719          524
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale            165          782,272     15,282     1,192,369     265,994     1,974,641      281,276
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                                   227        $ 814,994  $  15,562    $1,200,443 $   266,166    $2,015,437     $281,728
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Temporarily Impaired Securities as of June 30, 2008
(In Thousands)
                                                    Less Than 12 Months       12 Months or Longer              Total
                                       Number    ------------ ------------ ------------ ------------ ------------ ------------
                                         of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                      Securities    Value        Loss         Value        Loss         Value        Loss
                                      ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt        163       $   25,444   $     291    $  31,332    $    487      $ 56,776      $   778

Available for sale:
  U.S. Treasury                           1            6,949          33            -           -         6,949           33
  Municipal and other tax-exempt         25            6,807         107        1,692          53         8,499          160
  Residential mortgage-backed
     securities:
      U. S. agencies:
         FNMA                           140          867,867      19,935       364,189      5,350     1,232,056       25,285
         FHLMC                          117          295,331      11,398       580,421      7,743       875,752       19,141
         GNMA                            30           42,405         483        10,246        152        52,651          635
         Other                            2           47,658       1,588             -          -        47,658        1,588
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies               289        1,253,261      33,404       954,856     13,245     2,208,117       46,649
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans                     28          91,328       9,925        295,455     18,653       386,783       28,578
         Jumbo-A loans                   76         186,560       5,529        938,820     41,180     1,125,380       46,709
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue               104         277,888      15,454      1,234,275     59,833     1,512,163       75,287
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential mortgage-backed
     securities                         393        1,531,149     48,858      2,189,131     73,078     3,720,280      121,936
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Perpetual preferred stock               8            4,982         18         18,214        303        23,196          321
  Equity securities and mutual funds     17                -          -         10,474        784        10,474          784
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale            444        1,549,887     49,016      2,219,511     74,218     3,769,398      123,234
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                                   607      $ 1,575,331  $  49,307     $2,250,843  $  74,705    $3,826,174     $124,012
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For equity securities, including perpetual preferred stocks, this evaluation begins with an assessment of management's ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives. Based on the results of this evaluation, management concluded that as of June 30, 2009, it had both the intent and ability to hold these equity securities until the fair value recovers.


For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. The Company identified $91 million of impaired debt securities that it intends to sell after June 30, 2009. The current fair value of these securities was below their amortized costs and the Company recognized $1.3 million in other-than-temporary impairment ("OTTI") charges on these securities during the second quarter of 2009.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms.

Impaired debt securities are divided into two groups, those rated investment grade by all nationally-recognized rating agencies and those rated below investment grade by at least one of the nationally-recognized rating agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2009.

As of June 30, 2009 the composition of the Company's securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Not Rated or Below
                         U.S. Govt / GSE (1)     AAA - AA            A - BBB           Investment Grade            Total
                         Amortized    Fair    Amortized  Fair   Amortized    Fair     Amortized    Fair     Amortized    Fair
                            Cost      Value     Cost    Value     Cost      Value      Cost      Value       Cost      Value
                         -------------------------------------------------------------------------------------------------------
Held-to-Maturity:
Municipal and other tax-exempt $-         $-  $53,186  $53,722  $62,278   $62,847    $147,929   $150,729   $263,393  $267,298
Other debt securities           -          -       -        -       600       600       5,851      5,872      6,451     6,472
--------------------------------------------------------------------------------------------------------------------------------
    Total                      $-         $-  $53,186  $53,722  $62,878   $63,447    $153,780   $156,601   $269,844  $273,770
--------------------------------------------------------------------------------------------------------------------------------

Available for Sale:
U.S. Treasury            $  6,993    $ 7,073   $   -     $  -     $   -     $    -    $    -    $     -     $ 6,993    $ 7,073
Municipal and other tax-exempt  -          -  30,537   31,012     7,231      7,314     4,655      4,683      42,423     43,009
Residential mortgage-backed
   securities:
    U. S. agencies:
     FNMA               3,047,648  3,130,098       -        -         -          -         -          -   3,047,648  3,130,098
     FHLMC              1,951,564  2,003,808       -        -         -          -         -          -   1,951,564  2,003,808
     GNMA                 447,287    451,516       -        -         -          -         -          -     447,287    451,516
     Other                199,025    204,297       -        -         -          -         -          -     199,025    204,297
--------------------------------------------------------------------------------------------------------------------------------
    Total U.S. agencies 5,645,524  5,789,719       -        -         -          -         -          -   5,645,524  5,789,719
--------------------------------------------------------------------------------------------------------------------------------
    Private issue:
     Alt-A loans                -          -  46,204   41,290    43,409     32,192    267,424    180,942    357,037   254,424
     Jumbo-A loans              -          - 726,777  633,986   125,146    109,530    238,288    176,372  1,090,211   919,888
--------------------------------------------------------------------------------------------------------------------------------
   Total private issue          -          - 772,981  675,276   168,555    141,722    505,712    357,314  1,447,248 1,174,312
--------------------------------------------------------------------------------------------------------------------------------
 Total residential mortgage-backed
   securities           5,645,524  5,789,719 772,981  675,276   168,555    141,722    505,712    357,314  7,092,772 6,964,031
--------------------------------------------------------------------------------------------------------------------------------
Other debt securities           -          -   6,700    6,700     2,400      2,400      2,584      2,584     11,684    11,684
Federal Reserve Bank stock 32,040     32,040       -        -         -          -          -          -     32,040    32,040
Federal Home Loan Bank
  stock                   115,368    115,368       -        -         -          -          -          -    115,368   115,368
Perpetual preferred stock       -          -       -        -    19,224     16,317          -          -     19,224    16,317
Equity securities and
   mutual funds                 -          -       -        -         -          -     32,661     35,151     32,661    35,151
--------------------------------------------------------------------------------------------------------------------------------
   Total               $5,799,925 $5,944,200$810,218 $712,988  $197,410 $  167,753   $545,612   $399,732 $7,353,165$7,224,673
--------------------------------------------------------------------------------------------------------------------------------

(1) U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

Approximately $506 million of our portfolio of privately issued mortgage-backed securities (based on amortized cost before impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $148 million. Ratings by the nationally recognized rating agencies are subjective in nature and accordingly rating can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. The primary assumptions used in this evaluation were:

o Unemployment rates - increasing to 10.5% over the next 12 months, dropping to 8% for the following 12 months, and holding at 8% thereafter.

o Housing price depreciation - starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 10% over the next twelve months and holding at that level thereafter.

o Loss severity - held constant at 27% of the then-current depreciated housing price at estimated foreclosure date.

o Discount rates - estimated cash flows were discounted at rates that range from 5.50% to 6.14% based on our current expected yields.

These securities were further evaluated based on the loan-to-value ratio and credit enhancement coverage ratio, with each of these criteria being given equal weight in the evaluation.

Adjusted loan-to-value ratio is an estimate of the collateral value available to support the realizable value of the security. The Company calculates the adjusted loan-to-value ratio for each security using loan-level data that comprises each security. The adjusted loan-to-value ratio is the original loan-to-value ratio adjusted for market-specific home price depreciation and the credit enhancement on the specific tranche of the security owned by the Company. The home price depreciation is derived from the Federal Housing Finance Agency ("FHFA"). FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area ("MSA") and state level. This information is matched to each loan to calculate the home price depreciation. Data is accumulated from the loan level to determine the adjusted loan-to-value ratio for the security as a whole. The Company believes that an adjusted loan-to-value ratio above 85% provides evidence that the collateral value may not provide sufficient cash flows to support our carrying value. The 85% guideline provides a reasonable cushion for further home price depreciation in future periods beyond our assumptions of current loss trends for residential real estate loans and is consistent with underwriting standards used by the Company to originate new residential mortgage loans. A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio is as follows (in thousands):

  Adjusted LTV Ratio    Amortized Cost   Fair Value
  ---------------------------------------------------
   < 70 %             $   44,977       $   36,349
   70 < 75               173,271          119,027
   75 < 80               191,193          140,770
   80 < 85                85,350           52,204
   >= 85                  10,921            8,964
 ---------------------------------------------------
   Total              $  505,712       $  357,314
 ---------------------------------------------------

OTTI charges have been recognized through earnings on securities with adjusted loan-to-value ratios in excess of 85%. The remaining impairment represents unrealized losses attributed to factors other than credit losses and are recognized in accumulated other comprehensive losses.

Credit enhancement coverage ratio is an estimate of credit enhancement available to absorb current projected losses within the pool of loans that support the security. The Company acquires the benefit of credit enhancement by investing in super-senior tranches for many of our mortgage-backed securities. Subordinated tranches held by other investors are specifically designed to absorb losses before the super-senior tranches which effectively doubled the typical credit support for these types of bonds. Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security. Management believes that a credit enhancement coverage ratio below
1.50 provides evidence that current credit enhancement may not provide sufficient cash flows of the individual loans to support our carrying value at the security level. The credit enhancement coverage ratio guideline of 1.50 times is based on standard underwriting criteria which consider loans with coverage ratios of 1.20 to 1.25 times to be well-secured. No impaired securities rated below investment grade by any one of the nationally-recognized rating agencies have credit enhancement coverage ratios below 1.50 times.

Additional evidence considered by the Company is the current loan-to-value ratio and the FICO score of individual borrowers whose loans are still performing within the collateral pool as forward-looking indicators of possible future losses that could affect our evaluation.

Based on the results of management's evaluation , the Company recognized $279 thousand of OTTI charges against earnings in the second quarter of 2009 on certain mortgage-backed securities due to further declines in the projected cash flows from these securities. OTTI of $7.0 million was recognized in earnings in the first quarter of 2009 from these same securities.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

                                                         Three Months      Six Months
                                                            Ended             Ended
                                                        June 30, 2009     June 30, 2009
                                                       ----------------- ----------------
OTTI related to perpetual preferred stocks                 $      -      $      8,008
OTTI on debt securities due to change in
   intent to sell                                             1,263             1,263
OTTI on debt securities not intended for sale                     -            46,360
Less:  Portion of OTTI recognized in other
   other comprehensive income                                  (279)           (39,087)
------------------------------------------------------ ----------------- ----------------
OTTI recognized in earnings related to
   credit losses on debt securities not intended
   for sale                                                     279             7,273
------------------------------------------------------ ----------------- ----------------
Total OTTI recognized in earnings                          $  1,542       $    16,544
------------------------------------------------------ ----------------- ----------------

The following is a tabular rollforward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

                                                         Three Months      Six Months
                                                            Ended             Ended
                                                        June 30, 2009     June 30, 2009
                                                       ----------------- ----------------
Balance of credit-related OTTI recognized on
available for sale debt securities at April 1, 2009
and January 1, 2009, respectively                         $   6,994           $       -
Additions for credit-related OTTI not previously
   recognized                                                     -               6,994
Additions for increases in credit-related OTTI
   previously recognized when there
   is no intent to sell and no requirement
   to sell before recovery of
   amortized cost                                               279                 279
------------------------------------------------------ ----------------- ----------------
Balance of credit-related OTTI recognized on
available for sale debt securities at June 30, 2009       $   7,273          $    7,273
------------------------------------------------------ ----------------- ----------------

(3) Derivatives

The fair values of derivative contracts at June 30, 2009 are as follows (in thousands):


                                                                             Derivatives Gain (Loss) Recognized in Income Statement
                        --------------------------- -------------------------- ---------------------------------------------------
                                                                                   Three Months ended           Six Months ended
                                    Assets                  Liabilities                June 30, 2009             June 30, 2009
                        --------------------------- -------------------------- ---------------------------- ----------------------
                                                                                                 Gain                      Gain
                                                                                Brokerage       (Loss)     Brokerage     (Loss)
                                                                                   and           on           and          on
                                         Fair                       Fair         Trading     Derivatives,   Trading   Derivatives,
                            Notional(1)  Value       Notional(1)    Value        Revenue          Net       Revenue        Net
                        -------------- ------------ ------------ ------------- ------------- -------------- ----------- ----------
Customer Risk
  Management Programs:
Interest rate contracts   $4,895,898     $131,191     $5,165,943   $136,034      $  741        $    -         $1,680      $    -
Energy contracts           1,141,854      290,974        932,194    294,081       1,485             -          1,314           -
Cattle contracts              20,837          960         14,189        849         131             -            334           -
Foreign exchange contracts    48,644       48,237         47,956     48,237          93             -            174           -
CD options                    51,380        4,494         51,380      4,494           -             -              -           -
----------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------- ----------
Fair value before cash
  collateral               6,158,613      475,856      6,211,662    483,695        2,450            -          3,502           -
  Less:  cash collateral           -      (17,147)            -     (38,232)           -            -              -           -
----------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------- ----------
Total Customer Derivatives 6,158,613      458,709      6,211,662    445,463        2,450            -          3,502           -

Interest Rate Risk
  Management Programs         438,586       4,262              -          -            -       (4,578)             -      (8,604)
----------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------- ----------
Total Derivative Contracts $6,597,199    $462,971     $6,211,662   $445,463       $2,450      $(4,578)        $3,502     $(8,604)
----------------------- -------------- ------------ ------------ ------------- ------------- -------------- ----------- ----------

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

For the quarter ended June 30, 2009 and 2008, net interest revenue was increased by $3.9 million and $1.7 million, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

The notional, fair value included in residential mortgage loans held for sale on the balance sheet and related gain (loss) included in mortgage banking revenue due to changes in the fair value of derivative contracts not designated as hedging instruments under FAS 133 (R) related to mortgage loan commitments and forward contract sales as of June 30, 2009 were (in thousands):

                                 Mortgage Loans Held for Sale
                                 ----------------------------  Mortgage
                                                    Fair       Banking
                                     Notional       Value      Revenue
                                 --------------- ------------ ------------
   Mortgage loan commitments        $572,306        $2,252       $(10,853)
   Forward sales contracts           561,639         5,085          9,589
-------------------------------- --------------- ------------ ------------
                                                    $7,337       $ (1,264)
-------------------------------- --------------- ------------ ------------

(4) Mortgage Banking Activities

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $326 million and $120 million, and outstanding mortgage loan commitments totaled $292 million and $80 million at June 30, 2009 and 2008, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of June 30, 2009, the unrealized gain recognized on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $5.1 million. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $21.2 million and $5.5 million in the first half of 2009 and 2008, respectively.

At June 30, 2009, BOK Financial owned the rights to service 61,595 mortgage loans with outstanding principal balances of $6.9 billion, including $825 million serviced for affiliates. The weighted average interest rate and remaining term was 5.80% and 287 months, respectively.

For the three and six months ended June 30, 2009, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $4.8 million and $9.4 million, respectively. For the three and six months ended June 30, 2008, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $4.3 million and $8.6 million, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the six months ending June 30, 2009 is as follows (in thousands):

                                               Capitalized Mortgage Servicing Rights
                                             ------------------------------------------
                                               Purchased      Originated      Total
                                             --------------- ------------ -------------
Balance at December 31, 2008                 $     6,353   $    36,399   $    42,752
Additions, net                                         -        25,268        25,268
Change in fair value due to loan runoff           (1,464)       (8,963)      (10,427)
Change in fair value due to market changes         3,080         6,740         9,820
-------------------------------------------- -- ---------- -- ---------- -- -----------
Balance at June 30, 2009                     $     7,969   $    59,444   $    67,413
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

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                            June 30, 2009          December 31, 2008
                                                        ---------------------     --------------------
Discount rate - risk-free rate plus a market premium              10.51%                   9.26%

Prepayment rate - based upon loan interest rate,
  original term and loan type                                  5.2% - 26.2%              8.3% - 38%

Loan servicing costs - annually per loan based upon
  loan type                                                     $43 - $73                $43 - $73

Escrow earnings rate - indexed to rates paid on deposit
  accounts with comparable average life                           2.96%                     2.08%

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at June 30, 2009 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                   $    32,927        $   25,435         $  7,306     $  1,745   $    67,413
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced (1)  $ 2,580,000        $2,432,000         $839,000     $155,000   $ 6,006,000
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $825 million for loans serviced for affiliates and $30 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(5) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension cost of $1.2 million during the six months ended June 30, 2009, and none during the same period of the prior year. The Company made no Pension Plan contributions during the six months ended June 30, 2009 and June 30, 2008.

Management has been advised that the maximum and minimum allowable contributions for 2009 are $23 million and $0.4 million, respectively.


(6)  Commitments and Contingent Liabilities

As described in previous filings, on April 7, 2008, AXIA and its parent, BOK, received a Wells notice from the regional office of the SEC in Los Angeles indicating that the staff was considering recommending that the SEC bring a civil injunctive action against AXIA and BOK for violations of Section 17(a) of the Securities Act of 1955, Section 10(b) of the Securities Exchange Act of 1934, Sections 206(1) and (2) of the Investment Advisors Act of 1940, and Sections 12(b) and 34(b) of the Investment Company Act of 1940. The Staff of the Securities Exchange Commission has since advised the Company that it does not intend to recommend the Commission take any action as originally contemplated by the Wells Notice received by the Company in connection with the Staff's investigation of BISYS Fund Services Ohio, Inc.

BOSC, Inc. has been joined as a defendant in a punitive class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma. The lawsuit is brought pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units in the Initial Public Offering in July 2007 and in a Secondary Offering in January 2008. BOSC underwrote $6.25 million of units in the Initial Public Offering. BOSC was not an underwriter in the Secondary Offering. Counsel for BOSC believes BOSC has valid defenses to the claims asserted in the litigation and management does not anticipate any material loss.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company's share of Visa's covered litigation liabilities. This contingent liability totaled $2.1 million at June 30, 2009. During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash. BOK Financial recognized a $2.1 million receivable for its proportionate share of this escrow account.

BOK Financial received 410,562 Visa Class B shares as part of Visa's initial public offering in the first quarter of 2008. A partial redemption of Class B shares was completed and the Company received $6.8 million in cash in exchange for 158,725 Class B shares. The remaining 251,837 Class B shares are convertible into Visa Class A shares at the later of three years after the date of Visa's initial public offering or the final settlement of all covered litigation. The current exchange rate is approximately 0.5824 Class A shares for each Class B share. However, the Company's Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs. Therefore, under currently issued accounting guidance, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

At June 30, 2009, Cavanal Hill Funds' assets included $1.0 billion of U.S. Treasury, $1.3 billion of cash management and $634 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at June 30, 2009. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

The Company has evaluated events from the date of the consolidated financial statements on June 30, 2009 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q on July 30, 2009. No events were identified requiring recognition in and/or disclosure in consolidated financial statements.

(7) Shareholders' Equity

On July 28, 2009, the Board of Directors of BOK Financial Corporation approved a $0.24 per share quarterly common stock dividend. The quarterly dividend will be payable on August 28, 2009 to shareholders of record on August 14, 2009.

Dividends declared during the three and six months ended June 30, 2009 were $0.24 per share and $0.465 per share, respectively. Dividends declared during the three and six months ended June 30, 2008 were $0.225 per share and $0.425 per share, respectively.

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

  (In thousands)                                            Unrealized       Other      Accumulated   Unrealized
                                                            Gain (Loss)      Than        (Loss) on      (Loss)
                                                           On Available    Temporary     Effective        On
                                                             For Sale     Impairment     Cash Flow     Employee
                                                            Securities      Losses        Hedges     Benefit Plans     Total
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2007                              $ (22,775)    $       -     $  (1,461)    $  (6,998)    $ (31,234)
     Unrealized losses on securities                         (120,175)            -             -             -      (120,175)
     Unrealized gains on cash flow hedges                           -             -           139             -           139
     Tax benefit (expense) on unrealized gains (losses)        85,433             -           (54)            -        85,379
     Reclassification adjustment for losses realized
           and included in net income                           5,081             -           161             -         5,242
     Reclassification adjustment for tax benefit on
       realized losses                                         (3,666)            -           (63)            -        (3,729)
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2008                                  $ (56,102)    $       -     $  (1,278)    $  (6,998)    $ (64,378)
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2008                              $ (204,648)   $       -     $  (1,199)    $ (17,039)    $(222,886)
     Unrealized gains on securities                           224,634        15,177             -             -       239,811
     Other-than-temporary impairment losses on securities           -       (39,087)            -             -       (39,087)
     Tax benefit (expense) on unrealized gains (losses)       (78,027)        8,295             -             -       (69,732)
     Reclassification adjustment for (gains) losses
       realized and included in net income                    (10,152)            -           117             -       (10,035)
     Reclassification adjustment for tax expense (benefit)
       on realized gains (losses)                               3,526             -           (45)            -         3,481
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at June 30, 2009                                  $ (64,667)    $ (15,615)    $  (1,127)    $ (17,039)    $ (98,448)
  -------------------------------------------------------------------------------------------------------------------------------

(8)  Earnings Per Share

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by FAS 128, "Earnings Per Share." All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method, the effects of which were not material.

                                                                      Three Months Ended          Six Months Ended
                                                                  ------------------------------------------------------
                                                                     June 30,     June 30,     June 30,     June 30,
                                                                       2009          2008        2009         2008
                                                                  ------------------------------------------------------
Numerator:
   Net income                                                       $  52,115     $  (1,161)  $  107,147    $  61,104
   Earnings allocated to participating securities                        (234)            3         (414)        (161)
------------------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                                    51,881        (1,158)     106,733       60,943
Effect of reallocating undistributed earnings of participating securities   -             -            -            -
------------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders                                           $  51,881     $  (1,158)  $  106,733    $  60,943
------------------------------------------------------------------------------------------------------------------------
Denominator:
Weighted average shares outstanding                                67,647,860    67,452,181   67,592,257   67,415,930
Less:  Participating securities included in weighted average
    shares outstanding                                               (303,283)            -     (261,667)     (88,775)
------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per common share                    67,344,577    67,452,181   67,330,590   67,327,155
    Dilutive effect of employee stock compensation plans (1)          103,452             -       87,284      363,764
------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common share                  67,448,029    67,452,181   67,417,874   67,690,919
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $  0.77      $  (0.02)     $  1.59      $  0.91
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                            $  0.77      $  (0.02)     $  1.58      $  0.90
------------------------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise prices greater
than  current market price.                                         2,497,178             -   3,059,192      278,812


(9)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2009 is as follows (in thousands):

                                                 Net            Other           Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income       Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      241,260  $      242,007  $      312,093   $      54,848  $   24,675,430
Unallocated items:
   Tax-equivalent adjustment                        3,897               -               -           3,897               -
   Funds management and other                     100,268           3,716          29,471          48,402      (1,777,698)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      345,425  $      245,723  $      341,564   $     107,147  $   22,897,732
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2009 is as follows (in thousands):

                                                  Net           Other           Other
                                               Interest        Operating       Operating           Net         Average
                                                Revenue       Revenue(1)        Expense           Income        Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      119,489  $      122,025  $      155,907   $      24,729  $   24,711,251
Unallocated items:
   Tax-equivalent adjustment                        1,792               -               -           1,791               -
   Funds management and other                      54,299           2,048          19,863          25,595      (2,637,220)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      175,580  $      124,073  $      175,770   $      52,115  $   22,074,031
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2008 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense          (Loss)           Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      251,332  $      232,204  $      287,618   $      91,052  $   23,039,803
Unallocated items:
   Tax-equivalent adjustment                        4,238               -               -           4,238               -
   Funds management and other                      50,497         (55,743)         25,054        (34,186)      (1,879,652)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      306,067  $      176,461  $      312,672   $      61,104  $   21,160,151
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2008 is as follows (in thousands):

                                                  Net            Other           Other
                                               Interest        Operating       Operating         Net Income      Average
                                                Revenue       Revenue(1)        Expense          (Loss)           Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      123,503  $      121,346  $      147,626   $      32,214  $   23,400,196
Unallocated items:
   Tax-equivalent adjustment                        2,084               -               -           2,084               -
   Funds management and other                      33,352         (58,746)         11,642        (35,459)      (1,791,896)
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      158,939  $       62,600  $      159,268   $     (1,161)  $   21,608,300
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

(10) Fair Value Measurements

The following table presents the carrying values and estimated fair values of financial instruments as of June 30, 2009 (dollars in thousands):

                                                              Range of      Average                   Estimated
                                               Carrying     Contractual    Repricing    Discount        Fair
                                                Value          Yields     (in years)      Rate          Value
                                            ---------------------------------------------------------------------
   Cash and cash equivalents                  $ 582,681                                              $  582,681
   Securities                                 7,801,929                                               7,805,855
    Residential mortgage - held for sale        326,363           -            -            -           326,363
   Loans:
      Commercial                              6,715,851      0.50 -18.00%     0.44     0.31 - 3.81%   6,657,955
      Commercial real estate                  2,611,693      1.75 -18.00      1.23     0.47 - 3.81    2,595,892
      Residential mortgage                    1,833,975      4.00 -12.75      7.07     1.37 - 4.77    1,990,548
      Consumer                                  908,409      2.05 -21.00      1.40         3.81         943,284
 ----------------------------------------------------------------------------------------------------------------
        Total loans                          12,069,928                                              12,187,679

        Reserve for loan losses                (263,309)                                                      -
 ----------------------------------------------------------------------------------------------------------------
    Net loans                                11,806,619                                              12,187,679
    Derivative instruments with positive
      fair value, net of cash margin            462,971                                                 462,971
    Deposits with no stated maturity         10,083,456                                              10,083,456
    Time deposits                             4,571,933      0.02 -  10.00    1.92     0.10 - 2.44    4,589,691
    Other borrowings                          4,950,451      1.20 -  2.92     0.08     0.10 - 0.60    4,802,696
    Subordinated debentures                     398,465         5.58          4.03        2.09          444,068
    Derivative instruments with negative
      fair value, net of cash margin            445,463                                                 445,463
 ----------------------------------------------------------------------------------------------------------------


The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2009 (in thousands):

                                                           Quoted Prices    Significant
                                                             in Active         Other         Significant
                                                            Markets for      Observable     Unobservable
                                                  Total      Identical         Inputs          Inputs
                                                            Instruments
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                          $84,548     $       233         $74,365       $9,950
    Investment securities                       273,770                         273,770
    Available for sale securities:
      U.S. Treasury                               7,073           7,073               -
      Municipal and other tax-exempt             43,009                          20,407       22,602
      Mortgage-backed securities              6,964,031                       6,964,031
      Other debt securities                      11,684                              34       11,650
      Federal Reserve Bank stock                 32,040                          32,040
      Federal Home Loan Bank stock              115,368                         115,368
      Perpetual preferred stock                  16,317                          16,317
      Equity securities and mutual funds         35,151          13,620          21,531
                                              ----------- ---------------- --------------- ----------------
                                              7,224,673          20,693       7,169,728       34,252

    Mortgage trading securities                 222,864                         222,864
    Mortgage servicing rights                    67,413                                       67,413  (1)
    Derivative contracts                        462,971                         462,971

   Liabilities:
    Certificates of deposit                     520,245                         520,245
    Derivative contracts                       445,463                          445,463

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

The fair value of certain municipal and other debt securities are based on significant unobservable inputs. Inputs used to estimate fair value include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. All of these securities are currently paying in accordance with their respective contractual terms. Losses reported in earnings on these securities totaled $513 thousand in the second quarter of 2009. At June 30, 2009, fair value equaled amortized cost of these securities.

Certain certificates of deposit were designated as carried at fair value as permitted by FAS 159. These certificates have been converted from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At June 30, 2009, the fair value and contractual principal amount of these certificates was $520 million and $517 million, respectively. Change in the fair value of these certificates of deposit resulted in an unrealized gain during the first half of 2009 of $5.9 million, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.

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

(11) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                               ------------------------------------------------
                                   2009        2008        2009       2008
                               ------------------------------------------------
 Amount:
    Federal statutory tax       $  28,229   $  (1,835)  $  57,665   $  32,027
    Tax exempt revenue             (1,125)     (1,113)     (2,250)     (2,225)
    Effect of state income
      taxes, net of federal
      benefit                       2,091         (78)      4,615       2,438
    Utilization of tax credits       (378)       (296)       (757)       (592)
    Bank-owned life insurance        (789)       (875)     (1,578)     (1,750)
    Other, net                        287       1,335        (542)      1,690
 ------------------------------------------------------------------------------
      Total                     $  28,315   $  (2,862)  $  57,153   $  31,588
 ------------------------------------------------------------------------------


                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                               ------------------------------------------------
                                   2009        2008        2009       2008
                               ------------------------------------------------
 Percent of pretax income:
    Federal statutory tax            35%        35%          35%        35%
    Tax exempt revenue               (1)        21           (1)        (2)
    Effect of state income
      taxes, net of federal
      benefit                         3          1            3          3
    Utilization of tax credits       (1)         6           (1)        (1)
    Bank-owned life insurance        (1)        17           (1)        (2)
    Other, net                        -        (25)           -          1
 ------------------------------------------------------------------------------
      Total                          35%        55%          35%        34%
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

As of June 30, 2009, outstanding commitments and letters of credit were as follows (in thousands):

                                               June 30,
                                                2009
                                            --------------
Commitments to extend credit                $  4,925,347
Standby letters of credit                       568,961
Commercial letters of credit                     13,500

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("the Company") reported net income of $52.1 million or $0.77 per diluted share for the second quarter of 2009. Net income totaled $55.0 million or $0.81 per diluted share for the first quarter of 2009 and a net loss of $1.2 million or $0.02 per diluted share was recognized for the second quarter of 2008. Net income for the six months ended June 30, 2009 totaled $107.1 million or $1.58 per diluted share compared with net income of $61.1 million or $0.90 per diluted share for the six months ended June 30, 2008. The second quarter of 2008 was impacted by $87.0 million in pre-tax charges for loan and energy derivative credit exposure related to the bankruptcy filing by SemGroup LP and related entities which reduced net income for the second quarter of 2008 by approximately $57.0 million or $0.84 per diluted share.

In the second quarter of 2009, the Company incurred an $11.8 million pre-tax charge for a special assessment by the FDIC and recognized net pre-tax gains on available for sale securities of $15.2 million. In the first quarter of 2009, the Company recognized net pre-tax gains on available for sale securities of $7.2 million.

Highlights of the second quarter of 2009 included:

o Net interest revenue totaled $175.6 million, up $5.7 million compared to the first quarter of 2009. Net interest margin was 3.55% for the second quarter of 2009, up 8 basis points over the first quarter of 2009 largely due to higher loan yields and lower funding costs.

o Fees and commission revenue totaled $123.1 million for the second quarter of 2009. Mortgage banking revenue remained at relative high levels due to increased loan volume driven by government initiatives to lower national mortgage interest rates.

o Operating expenses totaled $175.8 million, up $10.0 million over the first quarter of 2009. Increased operating expenses included an $11.8 million FDIC special assessment.

o Combined reserve for credit losses totaled $274 million or 2.27% of outstanding loans at June 30, 2009, up from $262 million or 2.07% of outstanding loans at March 31, 2009. Net loans charged off and provision for credit losses were $34.9 million and $47.1 million, respectively, for the second quarter of 2009.

o Non-performing assets totaled $446 million or 3.67% of outstanding loans and repossessed assets at June 30, 2009, $414 million or 3.26% of outstanding loans and repossessed assets at March 31, 2009.

o Outstanding loan balances were $12.1 billion at June 30, 2009, down $570 million since March 31, 2009. Commercial, commercial real estate and consumer loans all decreased during the second quarter due largely to reduced customer demand.

o Average deposit balances totaled $15.3 billion for the second quarter of 2009, up $479 million compared with average deposits for the first quarter of 2009. Total period-end deposits were $14.7 billion at June 30, 2009, down $615 million since March 31, 2009 due to lower time deposit account balances. Lower time deposit account balances were due largely to maturities of brokered deposits.

o The Company's tangible common equity ratio and tier 1 common equity ratio increased to 7.55% and 9.77%, respectively, at June 30, 2009 from 6.84% and 9.58%, respectively, at March 31, 2009 due largely to lower unrealized losses on securities. The tangible common equity ratio and tier 1 common equity ratio are non-GAAP measures of capital strength used by the Company and investors based on shareholders' equity as defined by generally accepted accounting principles minus intangible assets and equity that does not benefit common shareholders such as preferred equity and equity provided by the U.S. Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program. The Company chose not to participate in the TARP Capital Purchase Program. Tier 1 capital ratios were 9.86% at June 30, 2009 and 9.66% at March 31, 2009.

o The Company paid a cash dividend of $16.2 million or $0.24 per common share during the second quarter of 2009. On July 28, 2009, the board of directors declared a cash dividend of $0.24 per common share payable on or about August 28, 2009 to shareholders of record as of August 14, 2009.


Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $175.6 million for the second quarter of 2009, up $16.6 million or 10% over the second quarter of 2008 and $5.7 million over the first quarter of 2009. The increase in net interest revenue over the second quarter of 2008 was due primarily to growth in average earning assets. Improvement in net interest margin also contributed to the growth in net interest revenue.

Average earning assets for the second quarter of 2009 increased $1.6 billion or 9% compared to the second quarter of 2008, primarily due to a $1.6 billion increase in average securities. Average available for sale securities, which consist largely of U.S. government agency issued mortgage-backed securities, increased $1.4 billion. We purchase securities to supplement earnings, especially during periods of declining loan demand, and to manage the Company's interest rate risk. Average loans, net of allowance for loan losses, decreased $146 million compared to the second quarter of 2008 primarily due to growth in residential mortgage loans offset by decreases in commercial, commercial real estate and consumer loans due to reduced customer demand as a result of current economic conditions.

Growth in average earning assets was funded primarily by a $914 million increase in average deposits and borrowed funds and a $583 million decrease in average margin assets held as part of our customer derivatives programs. Average deposits increased $2.0 billion over the second quarter of 2008, partially offset by $1.1 billion decrease in average borrowed funds. Average time deposits increased $1.0 billion compared with the second quarter of 2008. Average demand deposits increased $549 million and average interest-bearing transaction accounts increased $434 million over the second quarter of 2008.

Average earning assets for the second quarter of 2009 increased $205 million compared to the first quarter of 2009, primarily due to a $542 million increase in average securities, offset by a $402 million decrease in average loans, net of allowance for loan losses. Growth in average securities was due to both additional purchases of U.S. government agency issued mortgage-backed securities and increases in the fair value of securities held by the Company. Average outstanding loans decreased primarily due to lower outstanding commercial and consumer loan balances due to reduced customer demand as a result of current economic conditions. Residential mortgage loans, excluding mortgage loans held for sale, increased $43 million due to activity stimulated by government actions to lower mortgage interest rates. Average deposits increased $479 million compared with the first quarter of 2009, including a $319 million increase in average demand deposits, a $243 million increase in average interest-bearing transaction accounts, offset by a $91 million decrease in average time deposits. Average funds purchased, repurchase agreements and other borrowed funds decreased $452 million from the first quarter of 2009.

Net interest margin was 3.55% for the second quarter of 2009, 3.47% for the first quarter of 2009 and 3.44% for the second quarter of 2008.

The cost of interest-bearing liabilities was 1.31% for the second quarter of 2009, down 116 basis points from the second quarter of 2008. The cost of interest bearing deposits decreased 101 basis points to 1.49% and the cost of funds purchased and other borrowings decreased 157 basis points to 0.86%. The cost of interest-bearing liabilities for the second quarter of 2009 was also down 19 basis points from the first quarter of 2009. The cost of interest-bearing deposits decreased 27 basis points and the cost of funds purchased and other borrowings decreased 5 basis points. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 21 basis points in the second quarter of 2009 compared with 30 basis points in the second quarter of 2008 and 22 basis points in the preceding quarter.

The tax-equivalent yield on earning assets was 4.65% for the second quarter of 2009, down 96 basis points from the second quarter of 2008. Loan yields decreased 116 basis points from the second quarter of 2008 to 4.64%. The securities portfolio yield was 4.54%, down 60 basis points over the second quarter of 2008. Our securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield on the securities portfolio occurs more slowly and may not immediately move in the same direction as changes in market rates. The tax-equivalent yield on earning assets for the second quarter of 2009 was down 10 basis points from the first quarter of 2009. Yield on the securities portfolio dropped by 42 basis points while yield on the loan portfolio increased by 8 basis points.

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

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates. Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $435 million convert certain fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates. Net interest revenue increased $3.9 million in the second quarter of 2009, $4.3 million in the first quarter of 2009, $1.7 million in the second quarter of 2008 from periodic settlements of these contracts. This increase in net interest revenue contributed 8 basis points to net interest margin in the second quarter of 2009, 9 basis points to net interest margin in the first quarter of 2009, and 4 basis points to the second quarter of 2008. These derivative contracts are carried on the balance sheet at fair value. Changes in the fair value of these contracts are reported in income as derivatives gains or losses.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in the following table and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)

                                                   Three Months Ended                    Six Months Ended
                                                  June 30, 2009 / 2008                 June 30, 2009 / 2008
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $    4,631 $  14,654   $ (10,023)     $   16,529  $   29,394  $  (12,865)
  Trading securities                             (284)      503        (787)          (698)      1,015      (1,713)
  Loans                                       (33,699)    2,303     (36,002)       (87,236)     11,212     (98,448)
  Funds sold and resell agreements               (341)     (116)       (225)        (1,151)       (307)       (844)
---------------------------------------------------------------------------------------------------------------------
Total                                         (29,693)   17,344     (47,037)       (72,556)     41,314    (113,870)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        (14,393)   (2,375)    (12,018)       (41,151)     (6,035)    (35,116)
  Savings deposits                                (44)        6         (50)          (173)          9        (182)
  Time deposits                                (6,574)    8,180     (14,754)       (15,907)     16,633     (32,540)
  Federal funds purchased and
   repurchase agreements                      (13,185)   (2,309)    (10,876)       (34,009)     (4,656)    (29,353)
  Other borrowings                            (11,657)   (1,164)    (10,493)       (20,311)      2,062     (22,373)
  Subordinated debentures                        (189)        9        (198)           (22)        (58)         36
---------------------------------------------------------------------------------------------------------------------
Total                                         (46,042)    2,347     (48,389)      (111,573)      7,955    (119,528)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          16,349    14,997       1,352         39,017      33,359       5,658
Change in tax-equivalent adjustment               292                                  341
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   16,641                            $  39,358
---------------------------------------------------------------------------------------------------------------------
 (1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis

Other Operating Revenue

Other operating revenue was $128 million for the second quarter of 2009 compared to $54 million for the second quarter of 2008. The second quarter of 2008 included a $60.7 million charge to write down SemGroup LP derivative contracts as a result of SemGroup LP's bankruptcy filing. Excluding SemGroup LP items, other operating revenue increased $14.8 million or 12% over the second quarter of 2008. Excluding SemGroup LP items, fees and commissions revenue increased $619 thousand or 1% compared with the second quarter of 2008. Net gains on securities, derivatives and other assets increased $14.2 million over the second quarter of 2008. Other operating revenue increased $2.9 million over the first quarter of 2009, including a $1.6 million increase in fees and commissions revenue and a $1.3 million increase in net gains on securities, derivatives and other assets.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 41% of total revenue, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives, for the second quarter of 2009. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding penetration into markets outside of Oklahoma. However, current and future economic conditions, increased competition and saturation in our existing markets could affect the rate of future increases.

--------------------------------------------------------- -------------- ------------- ------------ ---------------- ------------
Table 2 - Other Operating Revenue
(In thousands)
                                        Three Months Ended                               Three Months
                                             June 30,          Increase   % Increase        Ended         Increase   % Increase
                                      -----------------------
                                         2009        2008     (Decrease)  (Decrease)    March 31, 2009   (Decrease)  (Decrease)
                                      ----------- ----------- ----------- ------------ ----------------- ----------- ------------
 Brokerage and trading revenue          $ 21,794  $ (35,462)     $57,256         161%         $  24,699   $ (2,905)        (12%)
 Transaction card revenue                 27,533      25,786       1,747           7%            25,428       2,105           8%
 Trust fees and commissions               16,860      20,940     (4,080)        (19%)            16,510         350           2%
 Deposit service charges and fees         28,421      30,199     (1,778)         (6%)            27,405       1,016           4%
 Mortgage banking revenue                 19,882       8,203      11,679         142%            18,498       1,384           7%
 Bank-owned life insurance                 2,418       2,658       (240)         (9%)             2,317         101           4%
 Margin asset fees                            68       4,460     (4,392)        (98%)                67           1           1%
 Other revenue                             6,124       6,965       (841)        (12%)             6,583       (459)         (7%)
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------
   Total fees and commissions            123,100      63,749      59,351          93%           121,507       1,593           1%
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------
Gain (loss) on other assets                  973     (1,149)       2,122          N/A               143         830          N/A
Gain (loss) on derivatives, net          (1,037)     (2,961)       1,924          N/A           (1,664)         627          N/A
Gain on available for sale securities    16,670         276      16,394          N/A            22,226     (5,556)          N/A
Loss on mortgage hedge securities       (10,199)     (5,518)     (4,681)          N/A           (2,118)     (8,081)          N/A
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------
Gain (loss) on securities, net             6,471     (5,242)      11,713          N/A            20,108    (13,637)          N/A
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------
Total other-than-temporary
    impairment                           (1,263)           -     (1,263)          N/A          (54,368)     53,105          N/A
Portion of loss recognized in other
   comprehensive income                     279            -        279           N/A          (39,366)     39,645          N/A
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------
Net impairment losses recognized in
    earnings                             (1,542)           -     (1,542)          N/A          (15,002)      13,460          N/A
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------
     Total other operating revenue    $ 127,965     $ 54,397    $73,568          135%         $125,092      $ 2,873           2%
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------

Gain (loss) on change in fair value
   of mortgage servicing rights          $ 7,865     $ (767)      $8,632          N/A           $ 1,955     $ 5,910          N/A
------------------------------------- ----------- ----------- ----------- ------------ ----------------- ----------- ------------

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Brokerage and trading revenue, excluding SemGroup LP items, decreased $1.5 million or 7% over the second quarter of 2008. Securities trading increased $2.5 million or 22% over the second quarter of 2008. Increased mortgage lending activity increased the level of securities transactions by our mortgage banking customers. Customer hedging revenue decreased $4.4 million compared to the second quarter of 2008. Low commodity prices continued into the second quarter and reduced the level of customer hedging activity compared to the second quarter of 2008.

Brokerage and trading revenue decreased $2.9 million compared with the first quarter of 2009, including a $1.8 million decline in other institutional trading fees as volatility declined in the second quarter of 2009, a decrease of $1.2 million in investment banking revenue related to non-recurring commercial syndication fees in the first quarter of 2009 and a $910 thousand reduction in securities transactions by customers as refinancing activity began to slow in the second quarter of 2009. Decreases were offset by a $568 thousand increase in derivative fee income and a $504 thousand increase in retail brokerage fees.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served. Transaction card revenue increased $1.7 million or 7% over the prior year primarily due to higher ATM network revenue. Transaction card revenue increased $2.1 million over the first quarter of 2009, primarily due to a $1.3 million increase in ATM network revenue and $543 thousand increase in check card revenue.

Trust fees declined $4.1 million or 19% compared to the prior year. In the second quarter of 2009, approximately $1.0 million of fees related to administration of the Cavanal Hill Funds and our cash management sweep fund were voluntarily waived in order to maintain positive yields on these funds in the current low short-term interest rate environment. The remaining decline is primarily due to decreases in the fair value of all trust assets administered by the Company, which is the basis for a significant portion of trust fees and commissions revenue. The decline in the fair value of trust assets was primarily due to current market conditions. The fair value of trust assets administered by the Company totaled $29.2 billion at June 30, 2009 compared to $34.4 billion at June 30, 2008 and $28.7 billion at March 31, 2009.

Deposit service charges and fees were primarily impacted by a $1.1 million or 6% decrease in overdraft fees due to lower transaction volumes and a $466 thousand or 5% decrease in commercial account service charge revenue compared with the second quarter of 2008. Commercial account service charge revenue decreased during the second quarter of 2009 due to an increased earnings credit. The earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services, increases as commercial demand deposit account balances increase. In the current low interest rate environment and with the unlimited FDIC insurance coverage on such balances, average commercial demand deposit account balances were up $549 million over the second quarter of 2008.

Deposit service charges and fees increased $1.0 million compared to the first quarter of 2009 primarily due to a $1.8 million increase in overdraft fees, offset by a decrease of $657 thousand in commercial account service charge revenue. Overdraft fees are generally lower in the first quarter of each year due to seasonal factors.

Mortgage banking revenue increased $11.7 million compared to the second quarter of 2008 and $1.4 million compared to the first quarter of 2009. Revenue from originating and marketing mortgage loans increased $11.1 and $1.1 million compared to the second quarter of 2008 and the first quarter of 2009, respectively. Mortgage loans originated for sale in the secondary market totaled $1.0 billion for the second quarter of 2009, $709 million for the first quarter of 2009 and $289 million in the second quarter of 2008. Increase in mortgage loan originations are primarily due to government initiatives to lower national mortgage interest rates. Mortgage loan servicing revenue totaled $4.8 million for the second quarter of 2009, $4.6 million for the first quarter of 2009 and $4.3 million for the second quarter of 2008. The outstanding principal balance of mortgage loans serviced for others totaled $6.1 billion at June 30, 2009, $5.5 billion at March 31, 2009 and $5.1 billion at June 30, 2008. Growth in mortgage loans serviced for others is due to retaining mortgage servicing rights from mortgage loans originated. No mortgage loan servicing rights were purchased in 2008 or 2009.

Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $179 million for the second quarter of 2009 compared with $762 million for the second quarter of 2008. The decrease in revenue earned on margin assets is offset by an increase in net interest revenue due to lower costs to fund the margin assets.

Net gains on securities, derivatives and other assets

Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value. Changes in fair value of these securities are recognized in earnings as they occur. For the second quarter of 2009, losses on mortgage hedge securities of $10.2 million were partially offset with a gain on the change in the fair value of mortgage servicing rights of $7.9 million.

The Company recognized $16.7 million of gains on sales of $1.2 billion of available for sale securities in the second quarter of 2009. These securities were purchased at deep discounts near the beginning of the recent market disruption. In general, securities sold were low coupon mortgage-backed securities. These were replaced with higher coupon securities that will have superior future yields. The Company intends to sell an additional $91 million of similar securities after June 30. The current value of these securities was below their amortized cost and the Company recognized $1.3 million in other-than-temporary impairment charges on these securities during the second quarter of 2009.

The Company recognized an additional other-than-temporary impairment loss on certain mortgage-backed securities of $279 thousand in earnings during the second quarter of 2009. The Company recognized an other-than-temporary impairment loss on these mortgage-backed securities of $7.0 million in the first quarter of 2009. Other-than-temporary impairment of these mortgage-backed securities was due to declines in the projected cash flows.

The Company also recognized an $8.0 million other-than-temporary impairment in the first quarter of 2009 on a preferred stock that was downgraded below investment grade by at least one of the nationally recognized rating agencies. No other-than-temporary impairment losses were recognized on preferred stocks in the second quarter of 2009 and no other-than-temporary impairment was recognized in the second quarter of 2008.

Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and certain liabilities the Company has elected to carry at fair value. Derivative instruments generally consist of interest rate swaps where the Company pays a variable rate based on LIBOR and receives a fixed rate. The fair value of these swaps generally decrease in value as interest rates rise resulting in a loss to the Company and increase in value as interest rates fall resulting in a gain to the Company. Certain certificates of deposit have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. The fair value of these fixed-rate certificates of deposit generally increases and the Company recognizes a loss as interest rates fall. The fair value of these fixed-rate certificates of deposit generally decreases in value and the Company recognizes a gain as interest rates rise.

Other Operating Expense

Other operating expense increased $16.5 million or 10% compared with the second quarter of last year. Excluding changes in the fair value of mortgage servicing rights, other operating expense increased $25.1 million or 16%. Personnel expense increased $6.6 million or 7% compared with the second quarter of 2008 and non-personnel expense, excluding changes in the fair value of mortgage servicing rights, increased $18.5 million or 27% due largely to a $15.1 million increase in FDIC assessments.

-------------------------------------------- ----------- ----------- ------------ ------------ ----------- ------------
Table 3 - Other Operating Expense
(In thousands)
                                      Three Months                        %                                     %
                                     Ended June 30,       Increase    Increase     March 31,    Increase    Increase
                                  ----------------------
                                    2009        2008     (Decrease)  (Decrease)      2009      (Decrease)  (Decrease)
                                  ---------- ----------- ----------- ------------ ------------ ----------- ------------
 Regular compensation              $ 58,573     $54,024   $   4,549           8%      $54,976     $ 3,597           7%
 Incentive compensation:
   Cash-based                        20,427      19,503         924           5%       20,586       (159)           1%
   Stock-based                        2,443       2,760       (317)        (11%)        1,409       1,034          73%
--------------------------------- ---------- ----------- ----------- ------------ ------------ ----------- ------------
 Total incentive compensation        22,870      22,263         607           3%       21,995        875            4%
 Employee benefits                   14,748      13,310       1,438          11%       15,656       (908)          (6%)
--------------------------------- ---------- ----------- ----------- ------------ ------------ ----------- ------------
 Total personnel expense             96,191      89,597       6,594           7%       92,627       3,564           4%
 Business promotion                   4,569       5,777      (1,208)        (21%)       4,428         141           3%
 Professional fees and services       7,363       6,973         390           6%        6,512         851          13%
 Net occupancy and equipment         15,973      15,100         873           6%       16,258       (285)         (2%)
 Insurance                            5,898       2,626       3,272         125%        5,638         260           5%
 FDIC special assessment             11,773           -      11,773          N/A            -      11,773          N/A
 Data processing &
   communications                    20,452      19,523         929           5%       19,306       1,146           6%
 Printing, postage and supplies       4,072       4,156        (84)         (2%)        4,571       (499)         (11%)
 Net (gains) losses on operating
   expenses of repossessed assets       996       (229)       1,225         535%        1,806       (810)         (45%)
 Amortization of intangible
   assets                             1,686       1,885       (199)        (11%)        1,686           -          - %
 Mortgage banking costs               9,336       6,054       3,282          54%        7,467       1,869          25%
 Change in fair value of
    mortgage servicing rights       (7,865)        767      (8,632)      (1,125%)      (1,955)     (5,910)        302%
 Other expense                       5,326       7,039      (1,713)         (24%)       7,450      (2,124)        (29%)
--------------------------------- ---------- ----------- ----------- ------------ ------------ ----------- ------------
 Total other operating expense    $175,770    $159,268    $ 16,502           10%     $165,794     $ 9,976           6%
--------------------------------- ---------- ----------- ----------- ------------ ------------ ----------- ------------

 Number of employees
 (full-time equivalent)              4,434       4,137         297           7%         4,374         60            1%
--------------------------------- ---------- ----------- ----------- ------------ ------------ ----------- ------------

Personnel expense

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $4.5 million or 8% over the second quarter of 2008 primarily due to head count and standard annual merit increases.

Incentive compensation increased $607 thousand or 3% compared to the second quarter of 2008. Cash-based incentive compensation are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over the second quarter of 2008 included a $757 thousand increase in commissions and incentives related to brokerage and trading revenue, partially offset by net decreases in all other cash-based incentive compensation.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards increased $101 thousand compared with the second quarter of 2008 due to changes in the market value of BOK Financial common stock and other investments. The market value of BOK Financial common stock increased $4.00 per share in the second quarter of 2009 and increased $1.22 per share in the second quarter of 2008. Compensation expense for equity awards decreased $418 thousand compared with the second quarter of 2008. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Compared to the second quarter of 2008, employee benefit expense increased primarily due to increased expenses related to payroll taxes, employee retirement plans and medical insurance costs. Medical insurance costs were up $531 thousand or 14%. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $3.6 million compared with the first quarter of 2009 primarily due to annual merit increases in regular compensation costs and headcount. The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $18.5 million compared to the second quarter of 2008 primarily due to the $11.8 million FDIC insurance special assessment, a $3.2 million increase in regular FDIC insurance premiums related to previously announced increases in deposit insurance premiums and a $3.3 million increase in mortgage banking costs. Growth in non-personnel operating expense was partially offset by a $1.2 million decrease in business promotion expense primarily due to timing. Growth in mortgage banking costs included the effects of actual loan prepayments on mortgage servicing rights, provision for losses on mortgage loans sold with recourse and other costs related to increased production volume. In addition, net losses and operating expenses of repossessed assets increased $1.2 million compared to the second quarter of 2008. Real estate and other repossessed assets totaled $75 million at June 30, 2009 compared to $21 million at June 30, 2008.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $12.3 million compared to the first quarter of 2009 primarily due to the $11.8 million FDIC insurance special assessment and higher mortgage banking costs. Net losses on repossessed assets decreased by $810 thousand compared to the first quarter of 2009.

Income Taxes

Income tax expense was $28.3 million or 35% of book taxable income for the second quarter of 2009 compared with an income tax benefit of $2.9 million or 55% of book taxable loss for the second quarter of 2008 and income tax expense of $28.8 million or 34% of book taxable income for the first quarter of 2009. The effective tax rate for the second quarter of 2008 includes adjustments to estimated income tax expense due to the loss incurred in the second quarter of 2008.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was approximately $13 million at June 30, 2009 and was largely unchanged from December 31, 2008.

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

In addition to its lines of business, BOK Financial has a funds management unit. The primary purpose of this unit is to manage the Company's overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for Funds Management and Other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business. Funds Management and Other also included the FDIC special assessment charge in the second quarter of 2009. Regular increases in FDIC insurance assessments are charged to the business units.

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

As shown in the following table, net income attributable to our lines of business decreased $7.5 million or 23% compared to the second quarter of 2008. The decrease was due primarily to decreased transfer pricing credit provided to business units in the second quarter of 2009 compared to the second quarter of 2008, lower fee revenue and higher operating costs in certain units. Lower interest rates decrease the transfer pricing credit provided to business units that generate lower-costing funds for the Company. This tends to shift revenue from units that provide funds to the Company, such as consumer banking. Total net interest revenue (expense) recognized by the Funds Management unit increased to $1.0 million during the second quarter of 2009 from $(4.0) million in the second quarter of 2008 due largely to changes in the transfer pricing credit. Net income of the Funds Management unit was also reduced by the FDIC special assessment of $11.8 million during the second quarter of 2009. For the second quarter of 2008, Funds management and other includes the $60.7 million charge to writedown the SemGroup LP derivatives to estimated fair value.

------------------------------------------------------ ------------------------------ ---------------------------
Table 4 - Net Income (Loss) by Line of Business
(In thousands)                                          Three months ended June 30,   Six months ended June 30,
                                                           2009            2008           2009          2008
                                                       ------------ ----------------- ------------ --------------
Commercial banking                                       $ 17,719     $ 17,413          $ 32,850     $ 54,162
Consumer banking                                            5,320        6,709            14,803       18,741
Wealth management                                           1,690        8,092             7,195       18,148
------------------------------------------------------ ------------ ----------------- ------------ --------------
     Subtotal                                              24,729       32,214            54,848       91,051
Funds management and other                                 27,386      (33,375)           52,299      (29,947)
------------------------------------------------------ ------------ ----------------- ------------ --------------
     Total                                               $ 52,115     ($ 1,161)         $107,147     $ 61,104
------------------------------------------------------ ------------ ----------------- ------------ --------------

Commercial Banking

Commercial banking contributed $17.7 million and $17.4 million to consolidated net income for the second quarters of 2009 and 2008, respectively. Commercial banking net income was reduced by pre-tax charges for credit losses of $22.2 million in 2009 and $34.6 million in 2008. Credit losses in 2008 included $26.0 million related to SemGroup LLP. Other operating revenue decreased $8.4 million and net interest revenue decreased $1.5 million.

Table 5   Commercial Banking
            (Dollars in Thousands)
                                      Three Months ended June 30,     Increase     Six Months ended June 30,    Increase
                                      -------------- --------------               ------------- --------------
                                          2009           2008        (Decrease)       2009          2008       (Decrease)
                                      -------------- -------------- ------------- ------------- -------------- ------------
NIR (expense) from external sources        $ 87,016      $ 114,479     $(27,463)     $ 172,615      $ 232,253   $ (59,638)
NIR (expense) from internal sources        (13,252)        (39,254)      26,002        (25,952)       (78,789)     52,837
------------------------------------- -------------- -------------- ------------- ------------- -------------- ------------
Total net interest revenue                   73,764         75,225        (1,461)      146,663        153,464      (6,801)
Other operating revenue                      33,837         42,258        (8,421)       67,261         75,730      (8,469)
Operating expense                            56,506         54,846         1,660       110,239        105,470       4,769
Net loans charged off                        22,155         34,602       (12,447)       48,796         40,213       8,583
Gain on financial instruments, net                -              -             -             -          4,689      (4,689)
Gain (loss) on repossessed
   assets, net                                   59            464          (405)       (1,125)           445      (1,570)
------------------------------------- -------------- -------------- ------------- ------------- -------------- ------------
Income before taxes                          28,999         28,499           500        53,764         88,645     (34,881)
Federal and state income tax                 11,280         11,086           194        20,914         34,483     (13,569)
------------------------------------- -------------- -------------- ------------- ------------- -------------- ------------
Net income                                $  17,719      $  17,413         $ 306     $  32,850      $  54,162   $ (21,312)
------------------------------------- -------------- -------------- ------------- ------------- -------------- ------------

Average assets                          $12,539,330    $13,002,607    $(463,277)   $12,686,690    $12,740,116    $(53,426)
Average loans                             9,436,325      9,673,709     (237,384)     9,618,102      9,507,513      110,589
Average deposits                          5,234,401      4,495,339       739,062     4,993,078      4,454,800      538,278
Average invested capital                  1,037,370      1,076,710      (39,340)     1,056,920      1,109,560      (52,640)
Return on average assets                      0.57%           0.54%        3 b.p.       0.55%           0.85%     (30 b.p.)
Return on invested capital                    6.85            6.50         0.35         6.27            9.82         (3.55)
Efficiency ratio                             52.51           46.68         5.83        51.53           46.02          5.51
Net charge-offs (annualized) to
average loans                                  0.94           1.43        (0.49)          0.96           0.85         0.11

Average earning assets decreased $421 million or 4% primarily due to a $238 million decrease in loans and $196 million decrease in funds sold and resell agreements. The impact of this decrease was largely offset by improving loan spreads. Decreases in average earning assets combined with changes in the internal transfer pricing credit to reduce net interest revenue by $1.5 million.

Other operating revenue decreased $8.4 million compared to the second quarter of 2008, primarily due to declines in energy derivative activity and their associated fees due to low commodity prices. Operating expenses were up $1.6 million compared to the second quarter of 2008 largely due to increased FDIC insurance expenses as a result of an increase in deposits balances and the regular assessment rate. Repossession expenses were also up over the second quarter of 2008. The increase in net loans charged off was due primarily to increased losses on commercial real estate loans.

The average outstanding balance of loans attributed to commercial banking was $9.4 billion for the second quarter of 2009, down $237 million or 2% over the second quarter of 2008. Energy loans averaged $1.9 billion, an increase of $196 million or 11% over the first quarter of 2008. Commercial real estate loans of $1.7 billion decreased $16 million or 1% over the first quarter of 2008. Average commercial and industrial loans of $3.1 billion were down $249 million or 7% over the second quarter of 2009. Agricultural loans decreased $99 million or 35% compared to the second quarter of 2008 to $185 million. Small business loans averaged $1.8 billion, a decrease of $444 million or 20% over the second quarter of 2008.

Average deposits attributed to commercial banking were $5.2 billion for the second quarter of 2009, up $739 million or 16% over the second quarter of 2008. Treasury services balances increased $178 million or 14% and balances attributed to our commercial and industrial customers increased $506 million or 38%. Balances attributed to our energy customers increased by $30 million or 8% and balances associated with our commercial real estate customers increased slightly by $8 million or 3%. Average balances attributed to our small business customers declined slightly by $13 million or 1% compared to the second quarter of 2008.

Consumer Banking

Consumer banking services are provided through four primary distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking. Consumer banking contributed $5.3 million to consolidated net income for the second quarter of 2009, down $1.4 million compared to the second quarter of 2008.

Table 6   Consumer Banking
            (Dollars in Thousands)
                                         Three Months ended June 30,     Increase    Six Months ended June 30,     Increase
                                        -------------------------------             ----------------------------
                                             2009            2008       (Decrease)      2009           2008       (Decrease)
                                        --------------- --------------- ----------- -------------- ------------- -------------
NIR (expense) from external sources        $    12,878         $ 9,144    $ 3,734       $ 25,200      $ 12,020      $ 13,180
NIR (expense) from internal sources             21,463          28,656     (7,193)        46,565        64,217       (17,652)
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -------------

Total net interest revenue                      34,341          37,800     (3,459)        71,765        76,237        (4,472)

Other operating revenue                         49,632          38,603     11,029         94,917        74,651        20,266
Operating expense                               64,759          55,577      9,182        126,388       107,537        18,851
Net loans charged off                            8,153           3,562      4,591         13,736         6,412         7,324
Increase (decrease) in fair value of
   mortgage service rights                       7,865            (767)     8,632          9,820        (2,529)       12,349
Loss on financial instruments, net             (10,199)         (5,518)    (4,681)       (12,317)       (3,751)       (8,566)
Gain (loss) on repossessed assets, net             (20)              2        (22)           166            15           151
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -------------
Income before taxes                              8,707          10,981     (2,274)        24,227        30,674        (6,447)
Federal and state income tax                     3,387           4,272       (885)         9,424        11,933        (2,509)
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -------------

Net income                                   $   5,320       $   6,709   ($ 1,389)      $ 14,803     $  18,741     $  (3,938)
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -------------

Average assets                              $8,766,518      $7,987,610   $778,908     $8,626,205    $7,920,915     $ 705,290
Average loans                                2,633,624       2,540,891     92,733      2,635,012     2,478,729       156,283
Average deposits                             6,156,665       5,690,423    466,242      6,051,901     5,645,792       406,109
Average invested capital                       261,410         231,610     29,800        249,130       213,950        35,180
Return on average assets                          0.24%           0.38%    (14 bp)          0.34%         0.47%       (13 bp)
Return on invested capital                        8.16           11.65      (3.49)         11.98         17.62         (5.64)
Efficiency ratio                                 77.12           72.74       4.38          75.83         71.27          4.56
Net charge-offs (annualized) to
average loans                                     1.24            0.56       0.68           1.04          0.52          0.52
Mortgage loans funded                      $ 1,023,272       $ 288,937   $734,335    $ 1,731,833      $545,554   $ 1,186,279

                                      June 30,     June 30,       Increase
                                       2009          2008        (Decrease)
                                    ------------- ------------- --------------
Banking locations                          197          193              4
Mortgage loan servicing portfolio   $6,082,501   $5,075,285     $1,007,216

Net interest revenue from consumer banking activities decreased $3.5 million or 9% over the second quarter of 2008. Average earning assets increased $328 million or 12% from the second quarter of 2008 due to increases in mortgage hedge securities held as an economic hedge of our mortgage servicing rights, loans and funds sold to the funds management unit. The favorable impact of this growth was offset by a $6.6 million decrease related to lower internal transfer pricing credit provided to the consumer banking segment for deposits sold to our funds management unit.

Other operating revenue increased $11.0 million or 29% over the second quarter of 2008 primarily due to increased mortgage banking revenue. Loan refinancing volumes were up due to government initiatives to lower national mortgage interest rates. Operating expenses increased $9.2 million or 17% over the second quarter of 2008, including a $4.4 million increase in personnel cost due to branch expansion in Arizona, Colorado and Texas compared to the second quarter of 2008. Mortgage banking expenses increased $2.7 million due to the effect of accelerated actual loan repayments on the value of our mortgage servicing rights. FDIC insurance premiums grew $1.5 million primarily due to increased deposits balances and FDIC insurance regular assessment rates. In addition, operating expenses increased due to branch expansion in Arizona, Colorado, and Texas.

Net loans charged off totaled $8.2 million in the second quarter of 2009 and $3.6 million in the second quarter of 2008. Net indirect automobile loans charged-off increased $512 thousand and net other consumer loans charged off increased $775 thousand compared with the second quarter of 2008.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets. During the second quarter of 2009, $1.0 billion of mortgage loans were funded compared to $289 million funded in the second quarter of 2008. Approximately 57% of our mortgage loans funded were in the Oklahoma market 11% in the Texas market and 10% in the Colorado market. Revenue from mortgage loan origination and marketing activities totaled $15.1 million in the second quarter of 2009 and $3.9 million in the second quarter of 2008. We also service $6.8 billion of mortgage loans, including $778 million of loans serviced for affiliated entities. Approximately 95% of the mortgage loans serviced were to borrowers in our primary geographical market areas. Mortgage loan servicing revenue totaled $4.8 million in the second quarter of 2009 and $4.3 million in the second quarter of 2008.

Changes in fair value of our mortgage loan servicing rights, net of economic hedge, decreased consumer banking net income by $2.3 million in the second quarter of 2009 compared with a decrease in net income of $6.3 million in the second quarter of 2008. Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movement in interest rates, actual and anticipated loan prepayment speeds and related factors.

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2009, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $136 thousand. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $4.3 million. Modeling changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates and assumed prepayment speeds and actual prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

Average consumer deposits in the second quarter of 2009 increased $466 million or 8% over the second quarter of 2008. Average interest-bearing transaction accounts in the second quarter of 2009 were up $58 million or 2% and average time deposits were up $335 million or 13% compared to the second quarter of 2008. Average demand deposit accounts in the second quarter of 2009 increased $73 million or 10% over the second quarter of 2008. Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Wealth Management

Wealth Management contributed consolidated net income of $1.7 million in the second quarter of 2009 compared to net income of $8.1 million in the second quarter of 2008. The decrease in net income was due primarily to increased operating expenses, increased net loans charged off and lower other operating revenue.

Table 7   Wealth Management
(Dollars in Thousands)
                                      Three Months ended June 30,    Increase    Six Months ended June 30,   Increase
                                     ------------------------------              ---------------------------
                                          2009           2008       (Decrease)      2009          2008       (Decrease)
                                     --------------- -------------- ------------ ------------ -------------- -----------
NIR (expense) from external sources        $  5,661      $   4,111      $ 1,550     $  9,506      $   5,975     $ 3,531
NIR (expense) from internal sources           5,723          6,367         (644)      13,326         15,656      (2,330)
------------------------------------ --------------- -------------- ------------ ------------ -------------- -----------

Total net interest revenue                   11,384         10,478          906       22,832         21,631       1,201
Other operating revenue                      38,556         40,485       (1,929)      79,829         81,823      (1,994)
Operating expense                            42,546         36,902        5,644       84,327         72,542      11,785
Net loans charged off                         4,629            809        3,820        6,558          1,204       5,354
Loss on financial instruments, net                -            (7)            7            -             (7)           7
------------------------------------ --------------- -------------- ------------ ------------ -------------- -----------
Income before taxes                           2,765         13,245      (10,480)      11,776         29,701     (17,925)
Federal and state income tax                  1,075          5,153       (4,078)       4,581         11,553      (6,972)
------------------------------------ --------------- -------------- ------------ ------------ -------------- -----------

Net income                                 $  1,690      $   8,092     $ (6,402)    $  7,195      $  18,148   $ (10,953)
------------------------------------ --------------- -------------- ------------ ------------ -------------- -----------

Average assets                          $ 3,405,403    $ 2,409,979    $ 995,424   $3,362,535    $ 2,378,772    $983,763
Average loans                             1,049,921        914,174      135,747    1,038,787        909,307     129,480
Average deposits                          3,024,808      2,006,781    1,018,027    2,977,227      1,955,812   1,021,415
Average invested capital                    216,180        202,430       13,750      209,440        195,540      13,900
Return on assets                               0.20%          1.35%    (115 b.p.)       0.43%          1.53%   (110 b.p.)
Return on invested capital                     3.14          16.08       (12.94)        6.93          18.66      (11.73)
Efficiency ratio                              85.19          72.41        12.78        82.14          70.12       12.02
Net charge-offs (annualized) to
average loans                                  1.76           0.35         1.41         1.26           0.26        1.00

                                June 30,        June 30,       Increase
                                 2009             2008        (Decrease)

Trust assets                $29,288,041       $34,433,874       (5,145,833)

Net interest revenue for the second quarter of 2009 increased $906 thousand or 9% compared to second quarter of 2008 due to increases in average earning assets partially offset by lower internal transfer pricing credit. Earning assets of the Wealth Management unit consist primarily of funds sold to the Funds Management unit.

Other operating revenue declined $1.9 million compared to the second quarter of 2008. Declines in trust fees and commissions due to fee waivers and decreases in the fair value of trust assets were partially offset by increased trading and brokerage fees. Operating expenses increased $5.6 million compared to the second quarter of 2008 primarily related to higher personnel costs due to increased headcount and incentive compensation. Additional staffing has been added to increase penetration in markets outside of Oklahoma. Growth in non-personnel expenses was primarily due to increased FDIC insurance premiums as a result of increased deposit balances and an increase in the FDIC regular assessment rate in the second quarter of 2009 compared to the second quarter of 2008.

Growth in average assets was largely due to funds sold to the Funds Management unit. Funds provided by Wealth Management deposits, which are largely sold to the Funds Management unit, increased primarily due to an increase in non-traditional deposit products and continued movement of customer funds from managed money market products that are not on the Company's balance sheet, to deposits. Average deposits provided by the Wealth Management division increased $1.0 billion in the second quarter of 2009 compared with the second quarter of 2008. Interest-bearing transaction accounts averaged $1.8 billion for the second quarter of 2009, an increase of $352 million or 24% over the second quarter of 2008. Average time deposits were $956 million, up $676 million or 242% over last year.

At June 30, 2009 and 2008, the Wealth Management line of business was responsible for trust assets with aggregate market values of $29.3 billion and $34.4 billion, respectively, under various fiduciary arrangements. The decrease in trust assets was primarily due to general market conditions. We have sole or joint discretionary authority over $11.0 billion of trust assets at June 30, 2009 compared to $13.0 billion of trust assets at June 30, 2008. The fair value of non-managed assets was $18.2 billion at June 30, 2009 and $21.4 billion at June 30, 2008. The fair value of assets held in safekeeping totaled $7.9 billion at June 30, 2009 and $9.3 billion at June 30, 2008.

Geographical Market Distribution

The Company also secondarily evaluates performance by primary geographical market. Loans are generally attributed to geographical markets based on the location of the customer and may not reflect the location of the underlying collateral. Brokered deposits and other wholesale funds are not attributed to a geographical market. Funds management and other also include insignificant results of operations in locations outside our primary geographic regions.

Table 8     Net Income (Loss) by Geographic Region
            (In Thousands)
                                                        Three Months ended June 30,   Six Months ended June 30,
                                                             2009           2008           2009          2008
                                                       --------------- -------------- ------------- -------------
Oklahoma                                                 $  27,310        $ 9,323       $ 52,355      $ 45,657
Texas                                                       2,276          12,369          9,084        24,550
New Mexico                                                  1,453           3,931          4,064         8,525
Arkansas                                                    2,628           2,588          6,336         4,827
Colorado                                                      436           3,336         (1,437)        6,316
Arizona                                                   (10,987)            238        (17,443)          793
Kansas / Missouri                                           1,652           1,113          3,392         1,602
------------------------------------------------------ --------------- -------------- ------------- -------------
     Subtotal                                              24,768          32,898         56,351        92,270
Funds management and other                                 27,347         (34,059)        50,796       (31,166)
------------------------------------------------------ --------------- -------------- ------------- -------------
     Total                                               $ 52,115        $( 1,161)      $107,147      $ 61,104
------------------------------------------------------ --------------- -------------- ------------- -------------

Oklahoma Market

Oklahoma is a significant market to the Company. Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. For the second quarter of 2009, approximately 51% of our average loans, 52% of our average deposits and 52% of our consolidated net income is attributed to the Oklahoma market. In addition, all of our mortgage servicing activity and 76% of our trust assets are attributed to the Oklahoma market.

Table 9 Oklahoma
            (Dollars in Thousands)

                                         Three Months ended June 30,     Increase     Six Months ended June 30,     Increase
                                        -------------------------------              -----------------------------
                                             2009            2008       (Decrease)       2009           2008       (Decrease)
                                        ---------------- -------------- ------------ -------------- -------------- ------------
Net interest revenue                           $ 60,127       $ 57,040      $ 3,087      $ 121,948      $ 118,687      $ 3,261

Other operating revenue                          87,792         87,017          775        163,786        165,964       (2,178)
Operating expense                                93,842         88,133        5,709        184,583        170,208       14,375
Net loans charged off                             7,067         34,718      (27,651)        13,173         38,488      (25,315)
Increase (decrease) in fair value of
   mortgage service rights                        7,865           (767)       8,632          9,820         (2,529)      12,349
Gain (loss) on financial instruments, net       (10,199)        (5,524)      (4,675)       (12,317)           932      (13,249)
Gain (loss) on repossessed assets, net               20            344         (324)           206            368         (162)
--------------------------------------- ---------------- -------------- ------------ -------------- -------------- ------------
Income before taxes                              44,696         15,259       29,437         85,687         74,726       10,961
Federal and state income tax                     17,386          5,936       11,450         33,332         29,069        4,263
--------------------------------------- ---------------- -------------- ------------ -------------- -------------- ------------

Net income                                    $  27,310       $  9,323     $ 17,987       $ 52,355      $  45,657      $ 6,698
--------------------------------------- ---------------- -------------- ------------ -------------- -------------- ------------

Average assets                              $13,425,256    $13,087,964    $ 337,292    $13,484,048    $12,905,304    $ 578,744
Average loans                                 6,305,435      6,463,506     (158,071)     6,391,762      6,411,051      (19,289)
Average deposits                              7,940,597      6,551,924    1,388,673      7,754,242      6,478,410    1,275,832
Average invested capital                        807,930        777,070       30,860        818,740        795,410       23,330
Return on average assets                           0.82%          0.31%       51 bp           0.78%          0.71%        7 bp
Return on invested capital                        13.56           4.83         8.73          12.90          11.54         1.36
Efficiency ratio                                  63.44          61.18         2.26          64.60          59.80         4.80
Net charge-offs (annualized) to
average loans                                      0.45           2.15        (1.70)          0.41           1.20        (0.79)


Oklahoma net income in the second quarter of 2008 was reduced by a $26.0 million pre-tax charge-off of SemGroup, LP, loans. Excluding this charge, net income generated in the Oklahoma market increased $574 thousand over the second quarter of 2008 primarily due to increased net interest revenue offset by increased operating expenses primarily due to increased FDIC insurance premiums.

Net interest revenue increased $3.1 million or 5% compared to the second quarter of 2008. Net interest revenue was impacted by a decline in average loans of $158 million compared to the second quarter of 2008, offset by improving interest spreads on loans. Strong deposit growth of $1.4 billion compared to the second quarter of 2008 was largely offset by lower internal funds transfer credit provided for deposits sold to the Funds Management unit.

Other operating revenue increased $775 thousand primarily due to increased mortgage banking revenue related to government initiatives to lower national mortgage rates and transaction card revenues, offset by lower trust fees, brokerage and trading revenue and deposit service fees and charges.

Operating expenses increased primarily due to increased FDIC premiums as a result of increased deposit balances and regular assessment rate in the second quarter of 2009. In addition, mortgage banking costs and personnel costs were higher.

Changes in the fair value of mortgage servicing rights, net of changes in the fair value of financial instruments, decreased pre-tax income by $2.3 million in the second quarter of 2009 and $6.3 million in the second quarter of 2008.

Excluding $26.0 million charged off in the first quarter of 2008 related to SemGroup, LP, net loans charged off increased by $848 thousand.

Average deposits in the Oklahoma market for the second quarter of 2009 increased $1.4 billion over the second quarter of 2008. The increase came primarily from commercial and wealth management units, including trust, broker/dealer and private banking. Consumer banking also contributed to deposit growth.

Texas Market

Texas is our second largest market. Our Texas offices are located primarily in Dallas, Fort Worth and Houston metropolitan areas. Approximately 30% of our average loans, 24% of our average deposits and 4% of our consolidated net income is attributed to the Texas market.

Table 10   Texas
            (Dollars in Thousands)
                                          Three Months ended June 30,    Increase     Six Months Ended June 30,    Increase
                                         ------------------------------              ----------------------------
                                              2009           2008       (Decrease)       2009           2008      (Decrease)
                                         --------------- -------------- ------------ -------------- ------------- ------------
Net interest revenue                         $   33,751      $  37,930    $ (4,179)      $ 68,588      $ 74,843   $   (6,255)

Other operating revenue                          10,264         11,972      (1,708)        23,591        22,281        1,310
Operating expense                                34,106         29,599       4,507         66,197        55,787       10,410
Net loans charged off                             6,278          1,099       5,179         11,722         3,076        8,646
Gain (loss) on repossessed assets, net              (75)           122        (197)           (67)           98         (165)
---------------------------------------- --------------- -------------- ------------ -------------- ------------- ------------
Income before taxes                               3,556         19,326     (15,770)        14,193        38,359      (24,166)
Federal and state income tax                      1,280          6,957      (5,677)         5,109        13,809       (8,700)
---------------------------------------- --------------- -------------- ------------ -------------- ------------- ------------

Net income                                   $    2,276      $  12,369    $(10,093)      $  9,084      $ 24,550    $ (15,466)
---------------------------------------- --------------- -------------- ------------ -------------- ------------- ------------

Average assets                              $ 5,800,944     $5,222,814    $578,130    $ 5,775,332    $5,076,487    $ 698,845
Average loans                                 3,694,715      3,588,761     105,954      3,767,884     3,471,868      296,016
Average deposits                              3,619,200      3,313,169     306,031      3,506,710     3,221,912      284,798
Average invested capital                        549,550        544,170       5,380        548,300       540,490        7,810
Return on average assets                           0.16%          0.95%     (79 bp)          0.32%         0.97%      (65 bp)
Return on invested capital                         1.66           9.14       (7.48)          3.34          9.13        (5.79)
Efficiency ratio                                  77.49          59.31       18.18          71.81         57.44        14.37
Net charge-offs (annualized) to
average loans                                      0.68           0.12        0.56           0.62          0.18         0.44

Net income in the Texas market decreased by $10.1 million compared to the second quarter of 2008 primarily due to increased net loans charged off and operating expenses and decreased net interest revenue.

Net interest revenue decreased $4.2 million or 11% compared to the second quarter of 2008. Average outstanding loans increased $106 million or 3% over the second quarter of 2008. Average deposits increased $306 million. The benefit of an increase in average loans and deposits was largely offset by the reduced benefit from funds sold to the funds management unit.

Other operating revenue declined $1.7 million or 14% compared to the second quarter of 2008 primarily due to declines in energy derivative activity and their associated fees due to low commodity prices compared to the second quarter of 2008 and losses on mortgage loans not yet sold due to declining interest rates, offset by increased gains on mortgages sold during the second quarter of 2009 compared to the second quarter of 2008 due to increased loan refinancing activity. Operating expenses increased $4.5 million or 15% over the second quarter of last year primarily due to higher personnel costs and the FDIC insurance premiums due to increased deposit balances and assessment rate.

Net loans charged off increased $5.2 million to 0.68% of average loans, compared to 0.12% of average loans for the second quarter of 2009.

Other Markets

For the second quarter of 2009, net income attributable to our New Mexico market totaled $1.5 million or 3% of consolidated net income, down from $3.9 million in the second quarter of 2008. The decrease in net income attributed to New Mexico resulted primarily from lower net interest revenue due to lower internal funds transfer credit provided for deposits sold to the Funds Management unit.

For the second quarter of 2009, net income in the Arkansas market increased $40 thousand over the second quarter to $2.6 million. Increased securities trading revenue at our Little Rock office was primarily offset by higher personnel costs. Average deposits in our Arkansas market were up $79 million or 120% over the second quarter of 2008 due primarily to commercial banking deposits. Consumer and Wealth Management deposits also increased over the second quarter of 2008.

For the second quarter of 2009, net income in the Colorado market decreased $2.9 million compared to the second quarter of 2008. The decrease was primarily due to increases in net loans charged off and the FDIC insurance premiums in the second quarter of 2009. Average loans increased $146 million over the second quarter of 2008 and average deposits increased $102 million.

We incurred a net loss of $11.0 million in the Arizona market in the second quarter of 2009 compared with net income of $238 thousand in the second quarter of 2008. The loss was primarily due to an increase in net commercial real estate loans charged off of $14.3 million compared to the second quarter of 2008 and increased operating expenses related to the opening of 3 branch locations in the first quarter of 2009. Approximately $5.4 million of loans charged off in the second quarter of 2009 relate to loans in the Tucson market which the Company is no longer operating. Average loans declined $25.9 million compared to the second quarter of 2008 and average deposits grew by $51.5 million compared to the second quarter of 2008. The positive deposit growth was offset by lower internal funds transfer credit provided for deposits sold to the Funds Management unit.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix, the Company's objective is to focus on growth in commercial and small business lending in the Arizona market. We currently have approximately $17 million of goodwill in the Arizona market. The majority of this goodwill is attributed to commercial banking. Future goodwill impairment analysis will depend largely on our ability to meet these growth projections.

We continue to grow in the Kansas City market. Net income for the second quarter of 2009 increased $539 thousand or 48% over the second quarter of 2008 due largely to growth in other operating revenue. Total average deposits increased $173 million over the second quarter of 2008.

Table 11 New Mexico
            (Dollars in Thousands)
                                         Three Months ended June 30,     Increase    Six Months ended June 30,    Increase
                                        -------------------------------             ----------------------------
                                             2009            2008       (Decrease)      2009           2008      (Decrease)
                                        ---------------- -------------- ----------- -------------- ------------- -----------
Net interest revenue                         $    8,320      $  10,066    $(1,746)      $  16,788      $ 20,642   $ (3,854)

Other operating revenue                           5,549          6,298       (749)         11,919        12,136       (217)
Operating expense                                10,046          8,905      1,141          19,182        17,627      1,555
Net loans charged off                             1,444          1,025        419           1,949         1,194        755
Gain (loss) on repossessed assets, net                -              -          -            (925)           (5)      (920)
--------------------------------------- ---------------- -------------- ----------- -------------- ------------- -----------
Income before taxes                               2,379          6,434     (4,055)          6,651        13,952     (7,301)
Federal and state income tax                        926          2,503     (1,577)          2,587         5,427     (2,840)
--------------------------------------- ---------------- -------------- ----------- -------------- ------------- -----------

Net income                                   $    1,453      $   3,931    $(2,478)      $   4,064      $  8,525   $ (4,461)
--------------------------------------- ---------------- -------------- ----------- -------------- ------------- -----------

Average assets                              $ 1,809,355     $1,759,045    $50,310     $ 1,781,718    $1,767,388   $ 14,330
Average loans                                   832,214        839,536     (7,322)        829,815       847,355    (17,540)
Average deposits                              1,151,349      1,027,233    124,116       1,132,838     1,036,428     96,410
Average invested capital                        100,960        114,860    (13,900)        100,760       118,190    (17,430)
Return on average assets                           0.32%          0.90%    (58 bp)           0.46%         0.97%    (51 bp)
Return on invested capital                         5.77          13.76      (7.99)           8.13         14.51      (6.38)
Efficiency ratio                                  72.43          54.42      18.01           66.82         53.78      13.04
Net charge-offs (annualized) to
average loans                                      0.69           0.49       0.20            0.47          0.28       0.19


Table 12 Arkansas
            (Dollars in Thousands)
                                       Three Months ended June 30,     Increase     Six Months ended June 30,     Increase
                                      -------------------------------              -----------------------------
                                            2009            2008      (Decrease)        2009           2008      (Decrease)
                                      ----------------- ------------- ------------ ---------------- ------------ -----------
Net interest revenue                        $    3,022     $   2,797       $  225        $   5,975     $  5,504      $  471

Other operating revenue                          9,156         7,377        1,779           20,196       14,683       5,513
Operating expense                                7,031         5,157        1,874           13,969       10,903       3,066
Net loans charged off                              845           781           64            1,831        1,384         447
Loss on repossessed assets, net                      -           -               -              (1)           -         (1)
------------------------------------- ----------------- ------------- ------------ ---------------- ------------ -----------
Income before taxes                              4,302         4,236           66           10,370        7,900       2,470
Federal and state income tax                     1,674         1,648           26            4,034        3,073         961
------------------------------------- ----------------- ------------- ------------ ---------------- ------------ -----------

Net income                                  $    2,628     $   2,588       $   40        $   6,336     $  4,827     $ 1,509
------------------------------------- ----------------- ------------- ------------ ---------------- ------------ -----------

Average assets                              $  505,461     $ 474,753      $30,708       $  505,047    $ 465,611    $ 39,436
Average loans                                  422,855       437,654      (14,799)         429,057      429,044          13
Average deposits                               145,550        66,306       79,244          142,781       65,202      77,579
Average invested capital                        35,660        34,240        1,420           34,010       30,610       3,400
Return on average assets                          2.09%         2.19%      (10 bp)            2.52%        2.08%      44 bp
Return on invested capital                       29.56         30.40        (0.84)           37.57        31.71        5.86
Efficiency ratio                                 57.74         50.69         7.05            53.38        54.01       (0.63)
Net charge-offs (annualized) to
average loans                                     0.80          0.71         0.09             0.85         0.65        0.20

Table 13 Colorado
            (Dollars in Thousands)
                                         Three Months ended June 30,     Increase    Six Months ended June 30,    Increase
                                        -------------------------------             ----------------------------
                                             2009            2008       (Decrease)      2009           2008      (Decrease)
                                        --------------- --------------- ----------- -------------- ------------- -----------
Net interest revenue                        $    9,376       $   8,655      $  721      $  18,454      $ 18,026      $  428

Other operating revenue                          4,093           4,725        (632)         9,262         8,622         640
Operating expense                               10,200           7,904       2,296         19,236        15,773       3,463
Net loans charged off                            2,888              17       2,871         10,889           538      10,351
Gain on repossessed assets, net                    333               -         333             57             -          57
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -----------
Income before taxes                                714           5,459      (4,745)        (2,352)       10,337     (12,689)
Federal and state income tax                       278           2,123      (1,845)          (915)        4,021      (4,936)
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -----------

Net income                                   $     436       $   3,336     $(2,900)     $  (1,437)      $ 6,316    $ (7,753)
--------------------------------------- --------------- --------------- ----------- -------------- ------------- -----------

Average assets                             $ 2,010,030      $1,819,416   $ 190,614     $2,013,557    $1,844,732    $168,825
Average loans                                  962,455         816,695     145,760        969,583       808,163     161,420
Average deposits                             1,169,336       1,066,988     102,348      1,155,557     1,087,289      68,268
Average invested capital                       161,660         162,290        (630)       144,660       148,810      (4,150)
Return on average assets                          0.09%           0.74%     (65 bp)         -0.14%         0.69%     (83 bp)
Return on invested capital                        1.08            8.27       (7.19)         -2.00          8.54      (10.54)
Efficiency ratio                                 74.08           59.07       15.01          69.40         59.19       10.21
Net charge-offs (annualized) to
average loans                                     1.19            0.01        1.18           2.24          0.13        2.11

Table 14 Arizona
            (Dollars in Thousands)
                                          Three Months ended June 30,    Increase    Six Months ended June 30,    Increase
                                         ------------------------------              ---------------------------
                                              2009           2008       (Decrease)       2009          2008      (Decrease)
                                         --------------- -------------- ------------ -------------- ------------ -----------
Net interest revenue                        $    2,922      $   4,959     $(2,037)      $   5,769     $  9,853   $ (4,084)

Other operating revenue                            105            385        (280)          1,149          757        392
Operating expense                                4,556          3,625         931           8,942        7,170      1,772
Net loans charged off                           16,214          1,329      14,885          26,295        2,143     24,152
Gains (losses) on repossessed assets, net         (239)             -        (239)           (229)           -       (229)
---------------------------------------- --------------- -------------- ------------ -------------- ------------ -----------
Income before taxes                            (17,982)           390     (18,372)        (28,548)       1,297    (29,845)
Federal and state income tax                    (6,995)           152      (7,147)        (11,105)         504    (11,609)
---------------------------------------- --------------- -------------- ------------ -------------- ------------ -----------

Net income (loss)                           $  (10,987)      $    238   $ (11,225)      $ (17,443)     $   793   $(18,236)
---------------------------------------- --------------- -------------- ------------ -------------- ------------ -----------

Average assets                              $  665,372      $ 643,029    $ 22,343      $  659,749    $ 619,986   $ 39,763
Average loans                                  577,234        603,101     (25,867)        582,320      580,515      1,805
Average deposits                               182,403        130,929      51,474         164,539      131,060     33,479
Average invested capital                        84,600         78,780       5,820          86,280       76,910      9,370
Return on average assets                         -6.62%          0.15%    (677 bp)          -5.30%        0.26%   (556 bp)
Return on invested capital                      -52.09           1.22      (53.31)         -40.77         2.07     (42.84)
Efficiency ratio                                150.51          67.83       82.68          129.26        67.58      61.68
Net charge-offs (annualized) to
average loans                                    10.98           0.88       10.10            8.91         0.74       8.17

Table 15 Kansas / Missouri
            (Dollars in Thousands)
                                         Three Months ended June 30,    Increase     Six Months ended June 30,    Increase
                                        ------------------------------              ----------------------------
                                             2009            2008      (Decrease)       2009           2008      (Decrease)
                                        ---------------- ------------- ------------ -------------- ------------- -----------
Net interest revenue                         $    1,964     $   1,970      $   (6)      $  3,686      $  3,625      $   61

Other operating revenue                           4,747         3,298       1,449         10,547         6,964       3,583
Operating expense                                 3,806         3,441         365          7,948         6,961         987
Net loans charged off                               201             5         196            733         1,006        (273)
--------------------------------------- ---------------- ------------- ------------ -------------- ------------- -----------

Income before taxes                               2,704         1,822         882          5,552         2,622       2,930
Federal and state income tax                      1,052           709         343          2,160         1,020       1,140
--------------------------------------- ---------------- ------------- ------------ -------------- ------------- -----------

Net income                                   $    1,652     $   1,113       $ 539      $   3,392      $  1,602     $ 1,790
--------------------------------------- ---------------- ------------- ------------ -------------- ------------- -----------

Average assets                               $  494,514     $ 382,737    $111,777     $  452,754     $ 350,657    $102,097
Average loans                                   324,773       369,368     (44,595)       318,403       338,281     (19,878)
Average deposits                                207,438        34,214     173,224        165,534        35,073     130,461
Average invested capital                         25,170        30,590      (5,420)        23,850        29,220      (5,370)
Return on average assets                           1.34%         1.17%       17 bp          1.50%        0.92%        58 bp
Return on invested capital                        26.33         14.63       11.70          28.68         11.03       17.65
Efficiency ratio                                  56.71         65.32       (8.61)         55.84         65.74       (9.90)
Net charge-offs (annualized) to
average loans                                      0.25          0.01        0.24           0.46          0.59       (0.13)

Financial Condition

Securities

BOK Financial maintains a securities portfolio to support its interest rate risk management strategies, enhance profitability, provide liquidity and comply with regulatory requirements. Securities are classified as held for investment, available for sale or trading. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2009.

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At June 30, 2009, investment securities were carried at $270 million and had a fair value of $274 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $7.4 billion at June 30, 2009, up $100 million compared with March 31, 2009. Mortgage-backed securities represented 97% of total available for sale securities. The Company holds no debt securities of corporate issuers or mortgage-backed securities holding pools of commercial real estate loans.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
1.9 years at June 30, 2009. Management estimates that the expected duration would extend to approximately 2.8 years assuming an immediate 300 basis point upward rate shock. The effect of falling interest rates from current low levels is not expected to be significant.

Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are either fully or partially guaranteed. At June 30, 2009, approximately $5.6 billion of the Company's mortgage-backed securities, based on amortized cost, were issued by U.S. government agencies. The fair value of these mortgage-backed securities totaled $5.8 billion at June 30, 2009. The Company also holds amortized cost of $1.4 billion in mortgage-backed securities privately issued by publicly-owned financial institutions. The fair value of our portfolio of privately issued mortgage-backed securities totaled $1.2 billion at June 30, 2009.

The Company's portfolio of mortgage-backed securities originated by private issuers consists primarily of $1.1 billion of Jumbo-A mortgage loans and $357 million of Alt-A mortgage loans. Jumbo-A mortgage loans generally meet government agency underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately 89% of these securities, including all Alt-A mortgage-backed securities originated in 2007 and 2006, are credit enhanced with additional collateral support. Approximately 85% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans. None of the adjustable rate mortgages are payment option ARMs.

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions. These stocks were originally purchased for $46 million and had a June 30, 2009 carrying value of $24 million. Our carrying value of these stocks was reduced by $22 million of other-than-temporary impairment charges in prior quarters. At June 30, 2009, the aggregate fair value of these securities was $30 million.

During the second quarter of 2009, preferred shares with a carrying value of $5.2 million and fair value of $14 million were converted to common shares by one of the issuing financial institutions. These shares are now included in equity securities and mutual funds. The current carrying value and aggregate fair value of the remaining preferred stocks was $19 million and $16 million, respectively, at June 30, 2009. The aggregate unrealized loss on these preferred stocks decreased by $5.4 million in the second quarter of 2009 and no additional other-than-temporary impairments were recorded. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. Management believes that the fair value of these securities will recover to our carrying value as spreads to LIBOR return to a range of 400 basis points to 500 basis points over a 24-month to 36-month period beginning June 30, 2008, the most recent date that the fair value of these securities equaled our carrying value.

On a quarterly basis, the Company performs separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 to the financial statements. The Company intends to sell certain U.S. government agency issued residential mortgage-backed securities after June 30, 2009. The current fair value of these securities was below their amortized costs and the Company recognized $1.3 million in other-than-temporary impairment charges on these securities in the second quarter of 2009. In addition, the Company recognized a $279 thousand other-than-temporary impairment charge against earnings in the second quarter of 2009 related to certain residential mortgage-backed securities that the Company does not intend to sell due to further declines in the projected cash flows of these securities. Other-than-temporary impairment of $7.0 million was recognized in earnings in the first quarter of 2009 from these same securities.

Certain government agency issued residential mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. These securities are carried at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights.

The Company also maintains a separate trading portfolio. Trading portfolio securities, which are also carried at fair value with changes in fair value recognized in current period income, are acquired and held with the intent to sell at a profit to the Company.

Bank-Owned Life Insurance

The Company has approximately $242 million of bank-owned life insurance at June 30, 2009. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately

$208 million is
held in separate accounts. The Company's separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, mortgage-backed securities, corporate debt, asset-backed and CMBS securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At June 30, 2009, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $211 million. As the underlying fair value of the investments held in a separate account at June 30, 2009 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a well-rated, domestic financial institution. The remaining cash surrender value of $30 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $12.1 billion at June 30, 2009, a $570 million decrease since March 31, 2009.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans
(In thousands)
                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2009             2009           2008             2008            2008
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   2,203,558    $   2,329,237   $   2,311,813   $   2,099,996    $   1,895,050
  Services                               1,884,097        1,962,297       2,038,451       1,975,604        1,848,360
  Wholesale/retail                       1,027,532        1,133,275       1,165,099       1,199,216        1,226,875
  Manufacturing                            496,496          514,748         497,957         519,485          542,019
  Healthcare                               765,285          747,299         777,154         778,819          747,434
  Agriculture                              157,759          193,863         197,629         229,447          253,198
  Other commercial and industrial          181,124          220,811         423,500         471,235          525,637
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   6,715,851        7,101,530       7,411,603       7,273,802        7,038,573
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        818,837          879,368         926,226         968,522        1,021,135
  Retail                                   413,789          424,565         371,228         375,929          378,241
  Office                                   490,044          486,065         459,357         470,383          422,558
  Multifamily                              306,175          344,227         316,596         268,614          251,325
  Industrial                               129,239          150,488         149,367         151,187          180,358
  Other real estate loans                  453,609          447,368         478,474         479,357          573,880
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,611,693        2,732,081       2,701,248       2,713,992        2,827,497
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Permanent mortgage                     1,362,505        1,339,957       1,273,275       1,193,488        1,130,417
  Home equity                              471,470          479,993         479,299         476,465          477,180
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,833,975        1,819,950       1,752,574       1,669,953        1,607,597
---------------------------------------------------------------------------------------------------------------------

Consumer:
  Indirect automobile                      582,380          650,370         692,615         721,390          735,098
  Other consumer                           326,029          335,985         317,966         300,833          309,273
---------------------------------------------------------------------------------------------------------------------
      Total consumer                       908,409          986,355       1,010,581       1,022,223        1,044,371
---------------------------------------------------------------------------------------------------------------------

  Total                              $  12,069,928    $  12,639,916   $  12,876,006   $  12,679,970    $  12,518,038
---------------------------------------------------------------------------------------------------------------------

The decline in outstanding loan balances was broadly distributed among the various segments of the portfolio and across geographic markets. Generally, the decline in outstanding loan balances was due to reduced customer demand in response to current economic conditions, normal repayment trends and management decisions to mitigate credit risk by exiting certain loan types and relationships. A breakdown by geographical market follows:

---------------------------------------------------------------------------------------------------------------------
Table 17 - Loans by Principal Market Area
(In thousands)

                                          June 30,        March 31,       Dec. 31,        Sept. 30,        June 30,
                                           2009             2009           2008             2008            2008
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,918,478    $   3,119,362   $   3,356,520   $   3,368,823    $   3,228,179
   Commercial real estate                  855,742          881,620         843,576         827,357          875,546
   Residential mortgage                  1,249,104        1,234,417       1,196,924       1,134,066        1,099,277
   Consumer                                521,431          562,021         579,809         580,211          601,184
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,544,755    $   5,797,420   $   5,976,829   $   5,910,457    $   5,804,186
                                    ---------------------------------------------------------------------------------

Texas:
   Commercial                        $   2,182,756    $   2,277,186   $   2,353,860   $   2,205,169    $   2,166,925
   Commercial real estate                  741,199          816,830         825,769         853,653          889,364
   Residential mortgage                    345,780          337,044         315,438         307,655          299,996
   Consumer                                196,752          214,134         212,820         214,133          204,081
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,466,487    $   3,645,194   $   3,707,887   $   3,580,610    $   3,560,366
                                    ---------------------------------------------------------------------------------

New Mexico:
   Commercial                        $     380,378    $     393,180   $     418,732   $     442,644    $     451,225
   Commercial real estate                  313,190          315,511         286,574         281,061          271,177
   Residential mortgage                     90,944           99,805          98,018          95,165           89,469
   Consumer                                 18,826           19,900          18,616          18,296           16,977
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     803,338    $     828,396   $     821,940   $     837,166    $     828,848
                                    ---------------------------------------------------------------------------------

Arkansas:
   Commercial                        $      97,676    $      99,955   $     103,446   $     104,630    $      96,775
   Commercial real estate                  133,026          133,227         134,015         127,925          124,049
   Residential mortgage                     19,015           17,145          16,875          16,941           19,527
   Consumer                                152,620          168,971         175,647         183,543          197,979
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     402,337    $     419,298   $     429,983   $     433,039    $     438,330
                                    ---------------------------------------------------------------------------------

Colorado:
   Commercial                        $     595,858    $     675,223   $     660,546   $     598,519    $     489,844
   Commercial real estate                  269,923          267,035         261,820         266,739          276,062
   Residential mortgage                     58,557           59,120          53,875          49,676           38,517
   Consumer                                 14,097           14,599          16,141          18,328           16,367
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     938,435    $   1,015,977   $     992,382   $     933,262    $     820,790
                                    ---------------------------------------------------------------------------------

Arizona:
   Commercial                        $     215,540    $     211,953   $     211,356   $     213,861    $     207,173
   Commercial real estate                  262,607          285,841         319,525         326,615          351,058
   Residential mortgage                     58,265           61,605          62,123          58,800           53,321
   Consumer                                  3,229            5,261           6,075           5,551            5,315
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     539,641    $     564,660   $     599,079   $     604,827    $     616,867
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Commercial                        $     325,165    $     324,671   $     307,143   $     340,156    $     398,452
   Commercial real estate                   36,006           32,017          29,969          30,642           40,241
   Residential mortgage                     12,310           10,814           9,321           7,650            7,490
   Consumer                                  1,454            1,469           1,473           2,161            2,468
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     374,935    $     368,971   $     347,906   $     380,609    $     448,651
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $  12,069,928    $  12,639,916   $  12,876,006   $  12,679,970    $  12,518,038
                                    ---------------------------------------------------------------------------------

Commercial

The commercial loan portfolio decreased $386 million during the second quarter of 2009 to $6.7 billion at June 30, 2009. The decrease in outstanding commercial loans was primarily due to decreases of $126 million in energy sector loans and $106 million in wholesale/retail sector loans. Commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio. Additionally, committed amounts on certain collateral-dependent commercial loans have been reduced due to lower collateral values. This required partial repayment of the outstanding balances. The commercial sector of our loan portfolio is distributed as follows (in thousands):

Table 18 - Commercial Loans by Principal Market Area
                                                                                                        Kansas/
                               Oklahoma       Texas     New Mexico   Arkansas   Colorado    Arizona     Missouri       Total
                              ------------ ------------ ------------ ---------- ---------- ---------- ------------ ------------
  Energy                       $1,053,660     $778,239     $  5,984    $ 1,602   $357,380      $   -     $  6,693   $2,203,558
  Services                        553,804      658,955      243,305     28,482    149,569    142,416      107,566    1,884,097
  Wholesale/retail                517,829      296,226       60,867     50,484     28,294     35,950       37,882    1,027,532
  Manufacturing                   283,339      132,412       46,237      1,575     18,747      9,445        4,741      496,496
  Healthcare                      402,665      285,885        9,614     14,627     28,844     22,951          699      765,285
  Agriculture                      27,385        3,153          299         36        243          -      126,643      157,759
  Other commercial
     And industrial                79,796       27,886       14,072        870     12,781      4,778       40,941      181,124
----------------------------- ------------ ------------ ------------ ---------- ---------- ---------- ------------ ------------
      Total commercial loans   $2,918,478   $2,182,756     $380,378   $ 97,676   $595,858   $215,540     $325,165   $6,715,851
----------------------------- ------------ ------------ ------------ ---------- ---------- ---------- ------------ ------------

Energy loans totaled $2.2 billion or 18% of total loans. Outstanding energy loans decreased $126 million during the second quarter of 2009 primarily due to low customer loan demand as a result of low commodity prices which has led to curtailed exploration and production of oil and gas reserves and reduced collateral value available to support outstanding balances. Approximately $1.9 billion of energy loans were to oil and gas producers, down from $2.0 billion at March 31, 2009. The amount of credit available to these customers generally depends on a percentage of the value of their proven energy reserves based on anticipated prices. The energy category also included $149 million of loans to borrowers that provide services to the energy industry, $96 million of loans to borrowers engaged in wholesale or retail energy sales and $55 million of loans to borrowers that manufacture equipment for the energy industry.

The services sector of the loan portfolio totaled $1.9 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Outstanding loans to the service sector of the loan portfolio decreased $78 million during the second quarter of 2009 due to reduced loan demand as a result of general economic conditions. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million.

BOK Financial participates in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At June 30, 2009, the outstanding principal balance of these loans totaled $1.7 billion. Substantially all of these loans are to borrowers with local market relationships. BOK Financial serves as the agent lender in approximately 22% of its shared national credits, based on dollars committed. The Company's lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial Real Estate

Commercial real estate loans totaled $2.6 billion or 21% of the loan portfolio at June 30, 2009. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans decreased $120 million from the previous quarter end. The commercial real estate sector of our loan portfolio is distributed as follows (in thousands):

Table 19 - Commercial Real Estate Loans by Principal Market Area

                            Oklahoma       Texas      New Mexico    Arkansas    Colorado    Arizona     Kansas/      Total
                                                                                                       Missouri
                           ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
  Construction and
    land development         $ 232,922     $ 196,318     $ 83,342    $ 20,724    $163,295   $ 115,235     $7,001     $ 818,837
  Retail                       149,747       115,144       50,709      19,130      14,514      49,399     15,146       413,789
  Office                       152,540       143,782       73,985      14,008      57,393      46,064      2,272       490,044
  Multifamily                   90,117       119,004       19,532      54,667       6,200      10,287      6,368       306,175
  Industrial                    63,979        33,672       21,102         752       1,474       8,185         75       129,239
  Other real estate loans      166,437       133,279       64,520      23,745      27,047      33,437      5,144       453,609
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
      Total commercial
         real estate loans   $ 855,742     $ 741,199    $ 313,190   $ 133,026    $269,923   $ 262,607    $36,006    $2,611,693
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------

Construction and land development loans decreased $61 million from March 31, 2009 to $819 million at June 30, 2009 due to payments, transfers to other real estate owned and charge-offs. This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.

Loans secured by multifamily residential properties decreased $38 million, loans secured by industrial properties decreased $21 million and loans secured by retail facilities decreased $11 million. Decrease in these sectors of the loan portfolio was largely due to normal payoff of outstanding loan balances.

Residential Mortgage and Consumer

Residential mortgage loans totaled $1.8 billion, up $14 million since March 31, 2009. Permanent 1-4 family mortgage loans increased $23 million and home equity loans decreased $9 million. We have no concentration in sub-prime residential mortgage loans and our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market. Our portfolio of permanent 1-4 family mortgage loans includes $114 million of community development loans. Approximately $1.2 billion of our residential mortgage loans portfolio is attributed to borrowers in Oklahoma and $346 million to borrowers in Texas.

At June 30, 2009, consumer loans included $582 million of indirect automobile loans. Approximately $358 million of these loans were purchased from dealers in Oklahoma and $147 million were purchased from dealers in Arkansas. The remaining $77 million were purchased from dealers in Texas. Indirect automobile loans decreased $68 million since March 31, 2009, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Loan Commitments

BOK Financial enters into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $4.9 billion and standby letters of credit which totaled $569 million at June 30, 2009. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $2.2 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at June 30, 2009.

The Company also has off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At June 30, 2009, the principal balance of loans sold subject to recourse obligations totaled $346 million, down from $379 million at March 31, 2009. Substantially all of these loans are to borrowers in our primary markets including $243 million to borrowers in Oklahoma, $39 million to borrowers in Arkansas, $19 million to borrowers in New Mexico, $17 million to borrowers in Texas and $14 million to borrowers in the Kansas City area. The separate reserve for these off-balance sheet commitments was $10.8 million at June 30, 2009. Approximately 4.30% of the loans sold with recourse with an outstanding principal balance of $15 million were either delinquent more than 90 days, in bankruptcy or in foreclosure, and 6% were past due 30 to 90 days. The provision for credit losses on loans sold with recourse, which is included in mortgage banking costs, was $3.3 million for the second quarter of 2009. Net losses charged against the reserve totaled $1.8 million for the second quarter of 2009.

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

Derivative contracts are carried at fair value. At June 30, 2009, the fair values of derivative contracts reported as assets under these programs totaled $476 million, down from $627 million at March 31, 2009 due primarily to cash settlements and reduced transaction volumes. At June 30, 2009, derivative contracts carried as assets included primarily energy contracts with fair values of $291 million, interest rate contracts with fair values of $131 million, and foreign exchange contracts with fair values of $48 million. The aggregate net fair values of derivative contracts reported as liabilities totaled $484 million.

At June 30, 2009, total derivative assets were reduced by $17 million of cash collateral received from counterparties and total derivative liabilities were reduced by $38 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by generally accepted accounting principles.

A table showing the fair value of derivative assets and liabilities, net of cash margin, is presented in Note 3 to the Consolidated Financial Statements (Unaudited).

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2009 was (in thousands):

Table 20 - Fair Value of Derivative Contracts

Energy companies                                                    $ 163,406
Customers                                                             170,382
Banks                                                                  87,118
Exchanges                                                              33,228
Other                                                                   4,575
---------------------------------------------------------------- -------------
Fair value of customer hedge asset derivative contracts, net        $ 458,709
---------------------------------------------------------------- -------------

The largest net amount due from a single counterparty, a domestic subsidiary of a major energy company, at June 30, 2009 was $164 million. This amount was offset by $140 million in letters of credit issued by multiple independent financial institutions.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to the equivalent of $25 per barrel of oil would increase the fair value of derivative assets by $612 million, with dealer counterparties comprising the bulk of the assets. An increase in prices to the equivalent $65 per barrel of oil would increase the fair value of derivative assets by $9 million as current prices move away from the fixed prices embedded in our existing contracts. Further increases in prices to the equivalent of $115 per barrel of oil would increase the fair value of our derivative assets by $304 million with lending customers comprising the bulk of the assets.

Summary of Loan Loss Experience

BOK Financial maintains separate reserves for loan losses and reserves for off-balance sheet credit risk. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $274 million or 2.27% of outstanding loans at June 30, 2009 and 78% of non-accruing loans at June 30, 2009. The allowance for loan losses was $263 million and the reserve for off-balance sheet credit losses was $11 million. At March 31, 2009, the combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $262 million or 2.07% of outstanding loans and 77% of non-accruing loans at March 31, 2009.

------------------------------------------------------------------------------------------------------------------------------
Table 21 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                                 June 30,         March 31,       Dec. 31,       Sept. 30,         June 30,
                                                   2009             2009           2008            2008             2008
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     251,002     $     233,236   $     186,516  $     154,018    $     136,584
   Loans charged off:
      Commercial                                    9,135            15,791          25,837         11,393           33,502
      Commercial real estate                       17,186            10,215             573         14,394            2,572
      Residential mortgage                          5,373             1,765           2,476          2,865            1,068
      Consumer                                      5,715             6,764           6,795          5,274            4,384
------------------------------------------------------------------------------------------------------------------------------
      Total                                        37,409            34,535          35,681         33,926           41,526
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      692               356             220         11,882              842
      Commercial real estate                           83                41               7            175               98
      Residential mortgage                            179               214             122             65              121
      Consumer                                      1,518             2,053           1,673          1,590            1,474
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,472             2,664           2,022         13,712            2,535
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                              34,937            31,871          33,659         20,214           38,991
Provision for loan losses                          47,244            49,637          80,379         52,712           56,425
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     263,309     $     251,002   $     233,236  $     186,516    $     154,018
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      10,569     $      15,166   $      22,544  $      22,545    $      19,660
Provision for off-balance sheet credit losses        (124)           (4,597)         (7,378)            (1)           2,885
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      10,445     $      10,569   $      15,166  $      22,544    $      22,545
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $      47,120     $      45,040   $      73,001  $      52,711    $      59,310
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans outstanding
    at period-end                                    2.18%             1.99%           1.81%          1.47%            1.23%
Net charge-offs (annualized)
    to average loans                                 1.13              1.00            1.05           0.64             1.26
Total provision for credit losses (annualized)
    to average loans                                 1.52              1.41            2.28           1.67             1.91
Recoveries to gross charge-offs                      6.61              7.71            5.67          40.42             6.10
Reserve for loan losses as a multiple of
    net charge-offs (annualized)                     1.88x             1.97x           1.73x          2.31x            0.99x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.19%             0.19%           0.27%          0.38%            0.36%
Combined reserves for credit losses to loans
    outstanding at period-end                        2.27              2.07            1.93           1.65             1.41
------------------------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses

Adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio. The allowance consists of specific reserves attributed to impaired loans, general reserves based on migration factors and non-specific reserves based on general economic, risk concentration and related factors.

Specific reserves for impaired loans are determined by evaluation of estimated future cash flows, collateral value or historical statistics. Loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on non-accrual status. Generally all non-accruing commercial and commercial real estate loans are considered impaired. Substantially all impaired loans are collateralized. Collateral includes real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property. Collateral may also include personal guaranties by borrowers and related parties.

Delinquency status is not a significant consideration in the evaluation of impairment or risk-grading of commercial or commercial real estate loans. These evaluations are based on an assessment of the borrowers' paying capacity and attempt to identify changes in credit risk before payments become delinquent. Changes in the delinquency trends of residential mortgage loans and consumer loans may indicate increases or decreases in expected losses.

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on an evaluation of available cash resources or collateral value. No reserves are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover. Impaired loans totaled $328 million at June 30, 2009 and $309 million at March 31, 2009. At June 30, 2009, $229 million of impaired loans had $34 million of specific reserves and $99 million had no specific reserves. Impaired loans with a gross outstanding principal balance of $207 million have been charged down to an estimated recoverable balance of $99 million. Cumulative life-to-date charge-offs of loans identified as impaired at June 30, 2009 totaled $108 million, including $19 million charged off in the second quarter of 2009. At March 31, 2009, $233 million of impaired loans had $19 million of specific reserves and $76 million had no specific reserves.

General reserves for unimpaired loans are based on migration models. Separate migration models are used to determine general reserves for commercial and commercial real estate loans, residential mortgage loans, and consumer loans. All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers' ability to repay the loans. Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends. We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors. Greater emphasis is placed on losses incurred in more recent periods. The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade. The general reserve for residential mortgage loans is based on an eight-quarter average percent of loss. The general reserve for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans. The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $204 million at June 30, 2009.

Nonspecific reserves are maintained for risks beyond factors specific to a particular loan or identified by the migration models. These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio. In addition, migration factors used to determine general reserves based on historical losses are inherently backward-looking. Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors. Nonspecific factors also considered regulatory examination results and other relevant factors. Aggregate of nonspecific reserves totaled $25 million at June 30, 2009.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation. The provision for credit losses totaled $47.1 million for the second quarter of 2009, $45.0 million for the first quarter of 2009, and $59.3 million for the second quarter of 2008. Provision for the second quarter of 2008 included $26.3 million for SemGroup credit losses. Factors considered in determining the provision for credit losses for the second quarter of 2009 included trends of net charge-offs, nonperforming loans and risk grading. These trends generally have indicated increasing credit risk, though the rate of increase slowed in the second quarter of 2009.

Net Loans Charged-Off

Loans are charged off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Collateral values are generally evaluated annually, or more frequently for certain collateral types or collateral located in certain distressed markets. Loans are evaluated quarterly and charge-offs are taken in the quarter in which the loss is identified.

Net loans charged off during the second quarter of 2009 totaled $34.9 million compared to $31.9 million in the previous quarter and $39.0 million in the second quarter of 2008. Loans charged-off in the second quarter of 2008 included $26.0 million for SemGroup. The ratio of net loans charged off to average outstanding loans was 1.13% for the second quarter of 2009 compared with 1.00% for the first quarter of 2009 and 1.26% for the second quarter of 2008. Gross loans charged off in the second quarter of 2009 increased to $37.4 million from $34.5 million in the first quarter of 2009. Recoveries of loans previously charged off were $2.5 million, largely unchanged from the previous quarter.

Net loans charged off by category and principal market area during the second quarter of 2009 is as follows (in thousands):

Table 22 - Net Loans Charged Off
                              Oklahoma     Texas    Colorado    Arkansas     New     Arizona    Kansas/     Total
                                                                            Mexico              Missouri
                             ------------ --------- ---------- ----------- --------- --------- ----------- ---------
   Commercial                     $2,329    $1,327     $1,722      $ (47)     $ 760    $2,164       $ 188     8,443
   Commercial real estate            672     1,249      1,064         259       413    13,433          13    17,103
   Residential mortgage            2,511     2,048          -         (3)        41       597           -     5,194
   Consumer                        1,680     1,559        102         636       200        20           -     4,197
---------------------------- ------------ --------- ---------- ----------- --------- --------- ----------- ---------
Total net loans charged off     $  7,192   $ 6,183  $   2,888       $ 845   $ 1,414   $16,214       $ 201   $34,937
---------------------------- ------------ --------- ---------- ----------- --------- --------- ----------- ---------

Net commercial loans charged off during the second quarter of 2009 included $5.7 million from the services sector of the loan portfolio and $1.7 million from the wholesale / retail sector of the loan portfolio. Commercial real estate loans charged off during the second quarter of 2009 comprised 49% of total net charge-offs and included $9.4 million in the land and residential construction sector of the loan portfolio, primarily in the Arizona market.

Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, totaled $4.2 million for the second quarter of 2009, down $514 thousand from the previous quarter. Net charge-offs of indirect auto loans totaled $2.2 million for the second quarter of 2009 and $3.0 million for the first quarter of 2009.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 21 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

Nonperforming Assets

----------------------------------------------------------------------------------------------------------------------
 Table 23 - Nonperforming Assets
(In thousands)
                                                   June 30,       March 31,     Dec. 31,     Sept. 30,      June 30,
                                                     2009           2009          2008         2008          2008
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $   126,510   $   128,501    $   134,846  $   105,757   $    69,679
   Commercial real estate                           189,586       175,487        137,279       78,235        60,456
   Residential mortgage                              35,860        34,182         27,387       27,075        17,861
   Consumer                                           1,037         1,065            561          758           611
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                           352,993       339,235        300,073      211,825       148,607
Renegotiated loans (3)                               17,479        13,623         13,039       12,326        11,840
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        370,472       352,858        313,112      224,151       160,447
Other nonperforming assets                           75,243        61,383         29,179       28,088        21,025
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $   445,715   $   414,241    $   342,291  $   252,239   $   181,472
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by principal market:
    Oklahoma                                   $    108,490  $    105,536    $   108,367  $    87,885  $     57,155
    Texas                                            51,582        55,225         42,934       29,141        20,860
    New Mexico                                       29,640        18,046         16,016       12,293         9,838
    Arkansas                                          3,888         4,078          3,263        3,386         2,924
    Colorado (4)                                     45,794        38,567         32,415       20,980        23,812
    Arizona                                         106,076       111,772         80,994       54,832        33,482
    Kansas / Missouri                                 7,523         6,011         16,084        3,308           536
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    352,993  $    339,235    $   300,073  $   211,825  $    148,607
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by loan portfolio sector:
    Commercial:
          Energy                               $     53,842  $     49,618    $    49,364  $    49,839  $     12,342
          Manufacturing                              16,975        18,248          7,343        6,479         6,731
          Wholesale / retail                         10,983         8,650         18,773        7,806         3,735
          Agriculture                                   105           115            680          755           811
          Services                                   24,713        30,226         36,873       26,581        30,080
          Healthcare                                 14,222        14,288         12,118        3,300         3,791
          Other                                       5,670         7,356          9,695       10,997        12,189
----------------------------------------------------------------------------------------------------------------------
               Total commercial                     126,510       128,501        134,846      105,757        69,679
    Commercial real estate:
          Land development and construction          97,425        99,922         76,082       53,624        45,291
          Retail                                     17,474         9,893         15,625       13,011         7,591
          Office                                     27,685        23,305          7,637        3,022         3,304
          Multifamily                                27,827        27,198         24,950          896           896
          Industrial                                    527           575          6,287          390           396
          Other commercial real estate               18,648        14,594          6,698        7,292         2,978
----------------------------------------------------------------------------------------------------------------------
               Total commercial real estate         189,586       175,487        137,279       78,235        60,456
    Residential mortgage:
           Permanent mortgage                        34,149        32,848         26,233       26,401        17,039
           Home equity                                1,711         1,334          1,154          674           822
----------------------------------------------------------------------------------------------------------------------
                Total residential mortgage           35,860        34,182         27,387       27,075        17,861
    Consumer                                          1,037         1,065            561          758           611
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    352,993  $    339,235    $   300,073  $   211,825  $    148,607
----------------------------------------------------------------------------------------------------------------------
Ratios:
Reserve for loan losses to nonperforming loans       71.07%        71.13%         74.49%       83.21%        95.99%
Nonperforming loans to period-end loans               3.07          2.79           2.43         1.77          1.28
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days or more)  (1)          $    32,443   $    46,123 (2) $   19,123   $   20,213   $    10,683
----------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.       $      1,337  $        395    $       872  $     1,210  $      1,015
(2) Includes a $23 million loan that was paid
     current after March 31, 2009.
(3) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.
     These loans have been modified to extend
     payment terms and/or reduce interest
     rates to current market.                        11,079        10,514         10,396        9,604         8,638
(4) Includes loans subject to First United
     Bank sellers escrow.                             8,305        11,287         13,181       13,262        11,973
----------------------------------------------------------------------------------------------------------------------

Non-performing assets totaled $446 million or 3.67% of outstanding loans and repossessed assets at June 30, 2009, up $31 million since March 31, 2009. In addition to $353 million of non-accruing loans, non-performing assets included $17 million of restructured residential mortgage loans and $75 million of real estate and other repossessed assets. Non-performing assets included $11 million of restructured residential mortgage loans guaranteed by agencies of the U.S. government and $8 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007. The Company will be reimbursed by the sellers up to $5.3 million for any losses incurred during a three-year period after the June 2007 acquisition date.

The distribution of non-accruing loans among our various markets was:

Table 24 - Non-Accruing Loans by Principal Market
(In thousands)
                           June 30, 2009                March 31, 2009                   Change
                     ---------------------------  ---------------------------  ---------------------------
                                       % of                          % of                         % of
                                    outstanding                   outstanding                  outstanding
                          Amount       loans            Amount       loans           Amount       loans
                     -------------------------------------------------------------------------------------
Oklahoma                   $108,490      1.96%          $105,536      1.82%         $ 2,954      14 bp
Texas                        51,582      1.49             55,225      1.52           (3,643)      (3)
New Mexico                   29,640      3.69             18,046      2.18            11,594     151
Arkansas                      3,888      0.97              4,078      0.97             (190)       -
Colorado                     45,794      4.88             38,567      3.80             7,227     108
Arizona                     106,076     19.66            111,772     19.79           (5,696)     (13)
Kansas / Missouri             7,523      2.01              6,011      1.63             1,512      38
----------------------------------------------------------------------------------------------------------
Total                      $352,993      2.92%          $339,235      2.68%           13,758      24 bp
----------------------------------------------------------------------------------------------------------

Non-accruing loans newly identified in the second quarter of 2009 totaled $72 million. Cash payments received during the second quarter on non-accruing loans totaled $9 million, $27 million of non-accruing loans were charged-off and $20 million of non-accruing loans were transferred to real estate owned and other repossessed assets.

The majority of non-accruing loans continued to be in the Oklahoma and Arizona markets. Non-accruing loans in the Oklahoma market included $47 million of commercial energy loans related to SemGroup. Non-accruing loans in the Arizona market consisted primarily of commercial real estate loans. Growth in non-accruing loans during the second quarter was concentrated primarily in the New Mexico market due primarily to one retail commercial real estate loan and the Colorado market due primarily to one other commercial real estate loan. Non-accruing loans in the Arizona market decreased due primarily to commercial real estate loans charged-off or transferred to other real estate owned.

Non-accruing commercial loans totaled $127 million or 1.88% at June 30, 2009 and $129 million or 1.81% of total commercial loans at March 31, 2009. Non-accruing commercial loans decreased by $2.0 million during the second quarter of 2009. The distribution of non-accruing commercial loans among our various markets was:

Table 25 - Non-Accruing Commercial Loans by Principal Market
(Dollars in thousands)
                             June 30, 2009                 March 31, 2009                    Change
                       --------------------------     --------------------------    --------------------------
                                         % of                          % of                          % of
                                     outstanding                   outstanding                    outstanding
                          Amount        loans            Amount        loans          Amount        loans
                       ------------- ------------ --- ------------ ------------- -- ------------- ------------
Oklahoma (1)               $ 69,088       2.37%         $  67,846        2.17%          $ 1,242      20 bp
Texas                        34,384       1.58             36,387        1.60            (2,003)     (2)
New Mexico                    7,737       2.03              5,357        1.36             2,380      67
Arkansas                        702       0.72                621        0.62                81      10
Colorado                     12,849       2.16             14,554        2.16            (1,705)      -
Arizona                         532       0.25              3,335        1.57            (2,803)    (132)
Kansas / Missouri             1,218       0.37                400        0.12               818      25
---------------------- ------------- ------------ --- ------------ ------------- -- ------------- ------------
Total commercial          $ 126,510        1.88%        $ 128,500          1.81%       $ (1,990)      7 bp
---------------------- ------------- ------------ --- ------------ ------------- -- ------------- ------------
(1)      Includes $47 million related to SemGroup. Subsequent to June 30, 2009,
         SemGroup loans with a face amount of $25 million were sold for $13.2 million. Proceeds of this sale will reduce non-accruing energy loans in the Oklahoma market in the third quarter.

Approximately $54 million of non-accruing commercial loans are in the energy sector of the portfolio, including $47 million due from SemGroup. This amount represents one-third of our pre-bankruptcy amounts due from SemGroup. Non-accruing energy sector loans increased $4.2 million over the first quarter of 2009. In addition, $25 million of non-accruing commercial loans are in the services sector of the loan portfolio. Approximately 1.31% or $25 million of all loans in the services sector of the portfolio was non-accruing at June 30, 2009, a $5.5 million decrease over the first quarter of 2009. Non-accruing loans to the manufacturing sector of the portfolio totaled $17 million or 3.42% of all loans to the manufacturing sector at June 30, 2009. Non-accruing loans to the wholesale / retail sector of the loan portfolio increased $2.3 million from March 31, 2009 to $11 million or 1.07% of all loans in the wholesale /retail sector of the loan portfolio.

Non-accruing commercial real estate loans are largely concentrated in the Arizona market. Approximately $100 million or 53% of total non-accruing commercial real estate loans are in Arizona. Total non-accruing commercial real estate loans increased $14 million during the second quarter of 2009. The increase included a $7.5 million net increase in non-accruing loans secured by retail facilities, primarily related to one borrower in the Arizona market. Non-accruing loans secured by office buildings increased $4.4 million, primarily related to one borrower in the New Mexico market. Other commercial real estate increased $4.1 million primarily related to one borrower in the Colorado market. Non-accruing residential construction and land development loans experienced a net decrease of $2.5 million which consisted primarily of a $6.2 million increase in the Colorado market offset by a $6.0 million decrease in the Arizona market and a $3.3 million decrease in the Texas market. Decreases in non-accruing residential construction and land development loans were primarily related to charge-offs and transfers to other real estate owned. The distribution of non-accruing commercial real estate loans among our various markets was:

Table 26 - Non-Accruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
                                     June 30, 2009                 March 31, 2009                    Change
                               --------------------------     --------------------------    --------------------------
                                  Amount        % of            Amount         % of            Amount        % of
                                             outstanding                   outstanding                    outstanding
                                                loans                         loans                          loans
                               ------------- ------------ --- ------------ ------------- -- ------------- ------------
Oklahoma                           $ 27,913        3.26%         $ 26,408        3.00%          $ 1,505      26 bp
Texas                                 5,031        0.68             7,545        0.92            (2,514)    (24)
New Mexico                           18,328        5.85             9,976        3.16              8,352     269
Arkansas                              1,566        1.18             2,286        1.72              (720)    (54)
Colorado                             31,588       11.70            23,183        8.68              8,405     302
Arizona                             100,160       38.14           102,064       35.71            (1,904)     243
Kansas / Missouri                     5,000       13.89             4,024       12.57                976     132
------------------------------ ------------- ------------ --- ------------ ------------- -- ------------- ------------
Total commercial real estate      $ 189,586         7.26%       $ 175,486          6.42%         $14,100      84 bp
------------------------------ ------------- ------------ --- ------------ ------------- -- ------------- ------------

Non-accruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $34 million or 2.51% of outstanding residential mortgage loans at June 30, 2009, a $1.3 million increase over March 31, 2009. In addition, non-accruing home equity loans totaled $1.7 million or 0.36% of total home equity loans. The distribution of non-accruing residential mortgage loans among our various markets was:

Table 27 - Non-Accruing Residential Mortgage Loans by Principal Market
(Dollars in thousands)
                                         June 30, 2009                 March 31, 2009                    Change
                                   --------------------------    ---------------------------    --------------------------
                                     Amount         % of            Amount         % of           Amount         % of
                                                outstanding                    outstanding                   outstanding
                                                   loans                          loans                         loans
                                   ------------ ------------- -- ------------- ------------- -- ------------ -------------
Oklahoma                               $11,270         0.90%          $10,819        0.88%            $ 451        2 bp
Texas                                   11,699         3.38            10,826        3.21               873       17
New Mexico                               3,493         3.84             2,680        2.69               813      115
Arkansas                                 1,498         7.88             1,083        6.32               415      156
Colorado                                 1,357         2.32               830        1.40               527       92
Arizona                                  5,238         8.99             6,358       10.32           (1,120)     (133)
Kansas / Missouri                        1,305        10.60             1,586       14.67             (281)     (407)
---------------------------------- ------------ ------------- -- ------------- ------------- -- ------------ -------------
Total residential mortgage loans       $35,860         1.96%          $34,182          1.88%         $1,678        8 bp
---------------------------------- ------------ ------------- -- ------------- ------------- -- ------------ -------------

In addition to non-accruing residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage and consumer loans past due is included in the following table. Residential mortgage loans past due 90 days or more decreased $2.2 million during the second quarter and consumer loans past due less than 90 days were relatively unchanged. Consumer loans past due 30 to 89 days increased $5.8 million including an increase indirect automobile loans 30 to 89 days past due from $17.1 million at March 31, 2009 to $20.1 million at June 30, 2009. Other consumer loans 30 to 89 days past due increased to $5.1 million at June 30, 2009 compared with $2.3 million at March 31, 2009.

--------------------------------------------------------------------------
Table 28 - Residential Mortgage and Consumer Loans Past Due
(In Thousands)
                            June 30, 2009              March 31, 2009
                        -----------------------    -----------------------
                         90 Days     30 to 89       90 Days     30 to 89
                         or More       Days         or More       Days
                        ----------- -----------    ----------- -----------
Residential mortgage       $ 2,933     $27,079        $ 5,148     $27,970
Consumer                       760      25,219            893      19,433


Real estate and other repossessed assets totaled $75 million at June 30, 2009, up from $61 million at March 31, 2009. Real estate and other repossessed assets included $43 million of 1-4 family residential properties and residential land development properties, $17 million of developed commercial real estate properties, $7 million of equipment, $5 million of undeveloped land and $2 million of automobiles. The distribution of real estate owned and other repossessed assets among our various markets included $25 million in Arizona, $17 million in Texas, $8 million in New Mexico, $7 million in Kansas City, $6 million in Arkansas, $6 million in Oklahoma and $5 million in Colorado.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Non-performing Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $220 million at June 30, 2009 and $132 million at March 31, 2009. The current composition of potential problem loans by primary industry included real estate - $82 million, energy production - $60 million, manufacturing - $13 million, services - $28 million and wholesale/retail - $16 million. Potential problem real estate loans included $43 million of residential development loans on properties primarily located in Texas and Colorado and $16 million of loans secured by office buildings primarily located in Arizona. Growth in potential problem loans during the second quarter included $60 million of energy production loans. Although energy production loans remain well secured, collateral coverage on certain loans has fallen below limits set by Company policy. These loans have been identified for enhanced attention by management.

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

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks. For the second quarter of 2009, approximately 66% of our funding was provided by average deposit accounts, 18% from average borrowed funds, 2% from average long-term subordinated debt and 9% from shareholders' equity. Our funding sources primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, and may include issuance of qualifying debt under the U.S. Treasury Liquidity Guarantee Program ("TLGP"). These funding sources provide adequate liquidity to meet our operating needs.

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

Average deposits totaled $15.3 billion at June 30, 2009 and represented approximately 66% of total average liabilities and capital for the second quarter of 2009, compared with $14.8 billion and 65% of total average liabilities and capital for the first quarter of 2009.

Average deposits increased $479 million over the first quarter of 2009. Average interest-bearing transaction deposit accounts continued to grow in the second quarter of 2009, up $160 million over the first quarter of 2009. Average demand deposits increased $319 million over the first quarter of 2009. Average time deposits decreased $91 million over the first quarter of 2009.

Growth in our average interest-bearing transaction deposit accounts over the first quarter of 2009 included $485 million of commercial deposits, $210 million of consumer banking deposits and $96 million of wealth management deposits. Average brokered deposits and other non-core deposits decreased $294 million.

Average commercial banking deposits were up $485 million, including an increase of $378 million from our commercial banking units and $95 million from our treasury services unit. Average consumer banking deposits increased $210 million across all of our geographical markets, including $75 million in Texas and $61 million in Oklahoma. Average wealth management time deposits increased $96 million over the first quarter of 2009, including $54 million of additional deposits generated by our broker / dealer network and $41 million generated by our trust division.

Brokered deposits and other non-core deposits averaged $913 million in the second quarter of 2009, down $313 million from the first quarter of 2009. Brokered deposits totaled $36 million at June 30, 2009 compared to $447 million at March 31, 2009. Brokered deposits were largely added in 2008 to remix wholesale funding sources in order to provide more available overnight liquidity and are being replaced by other deposit products as they mature.

The distribution of deposit accounts among our principal markets is shown in the following table.

---------------------------------------------------------------------------------------------------------------------
Table 29 - Deposits by Principal Market Area
(In thousands)
                                          June 30,       March 31,        Dec. 31,        Sept. 30,        June 30,
                                           2009            2009            2008             2008            2008
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,451,057   $   1,651,111    $   1,683,374   $   1,681,325    $   1,455,997
   Interest-bearing:
     Transaction                         4,374,089       4,089,838        4,117,729       4,151,430        3,997,136
     Savings                                94,048          95,827           86,476          86,900           90,100
     Time                                2,033,312       2,876,313        3,104,933       3,036,297        2,672,401
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                6,501,449       7,061,978        7,309,138       7,274,627        6,759,637
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   7,952,506   $   8,713,089    $   8,992,512   $   8,955,952    $   8,215,634
                                    ---------------------------------------------------------------------------------

Texas:
   Demand                            $   1,002,266   $   1,021,424    $   1,067,456   $     956,846    $   1,046,651
   Interest-bearing:
     Transaction                         1,660,642       1,527,399        1,460,576       1,543,974        1,713,131
     Savings                                33,992          33,867           32,071          32,400           33,207
     Time                                1,035,919       1,054,632          857,416         794,911          723,146
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,730,553       2,615,898        2,350,063       2,371,285        2,469,484
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,732,819   $   3,637,322    $   3,417,519   $   3,328,131    $   3,516,135
                                    ---------------------------------------------------------------------------------

New Mexico:
   Demand                            $     175,033   $     180,308    $     155,345   $     176,477    $     168,621
   Interest-bearing:
     Transaction                           434,498         401,000          397,382         376,941          417,607
     Savings                                18,255          17,858           16,289          16,316           16,432
     Time                                  542,388         561,300          522,894         475,560          445,505
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  995,141         980,158          936,565         868,817          879,544
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,170,174   $   1,160,466    $   1,091,910   $   1,045,294    $   1,048,165
                                    ---------------------------------------------------------------------------------

Arkansas:
   Demand                            $      17,261   $      16,503    $      16,293   $      23,565    $      21,142
   Interest-bearing:
     Transaction                            73,972          63,924           38,566          19,146           24,524
     Savings                                 1,031           1,100            1,083             865              895
     Time                                  162,505         150,015           75,579          47,684           39,305
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  237,508         215,039          115,228          67,695           64,724
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     254,769   $     231,542    $     131,521   $      91,260    $      85,866
                                    ---------------------------------------------------------------------------------

Colorado:
   Demand                            $     113,895   $     111,048    $     116,637   $     115,677    $     109,697
   Interest-bearing:
     Transaction                           445,521         466,276          480,113         440,888          507,260
     Savings                                18,144          18,905           17,660          19,300           20,245
     Time                                  579,709         584,971          532,475         428,872          423,014
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,043,374       1,070,152        1,030,248         889,060          950,519
                                     ---------------------------------------------------------------------------------
     Total Colorado                  $   1,157,269   $   1,181,200    $   1,146,885   $   1,004,737    $   1,060,216
                                    ---------------------------------------------------------------------------------

Arizona:
   Demand                            $      55,975   $      54,362    $      39,424   $      45,725    $      49,895
   Interest-bearing:
     Transaction                            89,842          66,809           56,985          64,463           73,034
     Savings                                 1,282             970            1,014           1,033            1,233
     Time                                   59,775          54,923           34,290          14,433            6,364
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  150,899         122,702           92,289          79,929           80,631
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     206,874   $     177,064    $     131,713   $     125,654    $     130,526
                                    ---------------------------------------------------------------------------------

Kansas / Missouri:
   Demand                            $       9,692   $      16,140    $       3,850   $       5,548    $       7,157
   Interest-bearing:
     Transaction                            12,907          11,976           10,999           9,780           10,342
     Savings                                    54             117               42              33               26
     Time                                  158,325         141,505           55,656          19,794           51,649
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  171,286         153,598           66,697          29,607           62,017
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     180,978   $     169,738    $      70,547   $      35,155    $      69,174
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  14,655,389   $  15,270,421    $  14,982,607   $  14,586,183    $  14,125,716
                                    ---------------------------------------------------------------------------------

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan banks from across the country. The largest single source of Federal funds purchased totaled $250 million at June 30, 2009. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans). At June 30, 2009, the outstanding balance of federal funds purchased totaled $1.5 billion, securities repurchase agreements totaled $727 million and Federal Home Loan Bank borrowings totaled $1.2 billion.

The Company participates in the U.S. Treasury Liquidity Guarantee Program ("TLGP"), which expanded insurance coverage to certain qualifying debt issued by eligible financial institutions. In general, senior unsecured debt newly issued on or before June 30, 2009 will be fully protected by the FDIC through the earlier of the maturity of the debt or June 30, 2012. Subsequently, the FDIC approved a limited four-month extension of the Debt Guarantee Program under the TLGP. Participating insured depository institutions may issue qualifying senior unsecured debt no later than October 31, 2009. The FDIC guarantee of qualifying debt expires on the earliest of the opt-out date, the mandatory conversion date, the stated maturity date or December 31, 2012. Collectively, our subsidiary banks may issue up to $1.8 billion of TLGP protected debt. No TLGP guaranteed debt was issued by our subsidiary banks.

In 2008, the subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program totaled $1.1 billion at June 30, 2009.

At June 30, 2009, the estimated unused credit available to the subsidiary banks from our traditional sources and within our internal policy limits was approximately $5.6 billion.

Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus profits for the two preceding years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $183 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $22 million under this policy. Further losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants. The credit agreement matures in December of 2010. No amounts were outstanding under this credit agreement as of June 30, 2009.

Equity capital for BOK Financial was $2.1 billion at June 30, 2009, up $119 million from March 31, 2009. Net income less cash dividend paid increased equity $37 million. Accumulated other comprehensive losses decreased $82 million during the second quarter of 2009 primarily due to a $82 million decrease in net unrealized losses on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends. On July 28, 2009, the Company's board of directors declared a cash dividend of $0.24 per common share payable on or about August 28, 2009 to shareholders of record as of August 14, 2009.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million. No shares were repurchased in the second quarter of 2009.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis are presented in the following table.

----------------------------------------------------------------------------------------------------------------------
Table 30 - Capital Ratios                      June 30,       March 31,      Dec. 31,      Sept. 30,      June 30,
                                                 2009            2009          2008          2008           2008
                                           ---------------------------------------------------------------------------
Average total equity to average assets          8.70%            8.35%          8.57%         8.92%         9.28%
Tangible common equity ratio                    7.55             6.84           6.64          7.16          7.15
Tier 1 common equity ratio                      9.77             9.58           9.32          9.20          8.82
Risk-based capital:
  Tier 1 capital                                9.86             9.66           9.40          9.31          8.92
  Total capital                                13.34            13.08          12.81         12.62         12.00
Leverage                                        7.97             7.85           7.89          7.94          7.83
----------------------------------------------------------------------------------------------------------------------

Capital resources of financial institutions are also regularly measured by the tangible common equity ratio and tier 1 common equity ratio. Tangible common equity is shareholders' equity as defined by generally accepted accounting principles in the United States of America ("GAAP") less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury's TARP program. Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders' equity. At June 30, 2009, BOK Financial's tangible common shareholders' equity ratio was 7.55% and tier 1 common equity ratio was 9.77%.

The following table provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Table 31 - Non-GAAP Measures                      June 30,       March 31,       Dec. 31,       Sept. 30,       June 30,
(Dollars in thousands)                              2009           2009            2008           2008            2008
                                                ------------- ---------------- -------------- -------------- ---------------

Tangible common equity ratio:
Total shareholders' equity                      $  2,050,572     $  1,931,300     $1,846,257   $  1,940,503    $  1,942,376
Less: Intangible assets, net                         357,838          359,523        361,209        363,177         365,060
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tangible common equity                             1,692,734        1,571,777      1,485,048      1,577,326       1,577,316
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Total assets                                      22,767,983       23,333,442     22,734,648     22,377,802      22,435,937
Less: Intangible assets, net                         357,838          359,523        361,209        363,177         365,060
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tangible assets                                  $22,410,145      $22,973,919    $22,373,439    $22,014,625     $22,070,877
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tangible common equity ratio                           7.55%            6.84%          6.64%          7.16%           7.15%
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------

Tier 1 common equity ratio:
Tier 1 capital                                    $1,807,705       $1,773,576     $1,728,926     $1,707,390      $1,665,448
Less: Non-controlling interest                        15,590           14,751         13,855         19,205          19,552
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tier 1 common equity                               1,792,115        1,758,825      1,715,071      1,688,185       1,645,896
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Risk weighted assets                              18,338,540       18,355,862     18,401,051     18,347,504      18,665,121
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tier 1 common equity ratio                             9.77%            9.58%          9.32%          9.20%           8.82%
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------

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

-------------------------------------------------------------------------------------------------------------------------------
Six Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                             Six Months Ended
                                          -------------------------------------------------------------------------------------
                                                         June 30, 2009                              June 30, 2008
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   7,340,756   $   164,715       4.69%     $   5,825,599   $   148,014      5.08%
  Tax-exempt securities (3)                     268,935         8,182       6.14            261,904         8,354      6.40
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      7,609,691       172,897       4.75          6,087,503       156,368      5.14
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                            112,464         2,002       3.59             74,507         2,700      7.27
  Funds sold and resell agreements               39,929            44       0.22             76,589         1,195      3.13
  Residential mortgage loans held for sale      233,800         5,593       4.82             96,175         2,379      4.96
  Loans (2)                                  12,602,894       287,273       4.60         12,257,970       377,723      6.18
     Less reserve for loan losses               269,490             -       -               138,277             -      -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,333,404       287,273       4.70         12,119,693       377,723      6.25
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 20,329,288       467,809       4.70         18,454,467       540,365      5.87
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,568,444                                   2,705,684
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  22,897,732                               $  21,160,151
-------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,733,076        28,779       0.86%     $   7,595,724        69,930      1.85%
  Savings deposits                              163,698           213       0.26            158,375           386      0.49
  Time deposits                               5,169,267        68,038       2.65          4,150,654        83,945      4.06
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        12,066,041        97,030       1.62         11,904,753       154,261      2.60
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 2,438,851         4,820       0.40          3,093,946        38,829      2.52
  Other borrowings                            2,054,759         5,439       0.53          1,803,962        25,750      2.86
  Subordinated debentures                       398,440        11,198       5.67            398,288        11,220      5.65
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,958,091       118,487       1.41         17,200,949       230,060      2.68
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             3,024,925                                   1,286,552
  Other liabilities                             953,375                                     687,681
  Shareholders' equity                        1,961,341                                   1,984,969
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'
      equity                              $  22,897,732                               $  21,160,151
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                     349,322       3.29%                         310,305      3.19%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                  3.51                                       3.37
     Less tax-equivalent adjustment (1)                         3,897                                       4,238
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          345,425                                     306,067
Provision for credit losses                                    92,160                                      76,881
Other operating revenue                                       253,057                                     174,991
Other operating expense                                       341,564                                     312,672
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           164,758                                      91,505
Federal and state income tax                                   57,153                                      31,588
Non-controlling interest income
   (expense), net                                                (458)                                      1,187
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   107,147                                 $    61,104
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $      1.59                                 $      0.91
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      1.58                                 $      0.90
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

-----------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share
Data)
                                                                           Three Months Ended
                                        -------------------------------------------------------------------------------------
                                                        June 30, 2009                              March 31, 2009
                                        -------------------------------------------      ------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)    Rate
                                        -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   7,594,355   $    80,711      4.50%     $   7,084,340   $    84,004       4.90%
  Tax-exempt securities (3)                     285,078         4,044      5.69            252,612         4,138       6.64
-----------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      7,879,433        84,755      4.54          7,336,952        88,142       4.96
-----------------------------------------------------------------------------------------------------------------------------
  Trading securities                            112,960           983      3.49            111,962         1,019       3.69
  Funds sold and resell agreements               29,277            14      0.19             50,701            30       0.24
  Residential mortgage loans held for sale      286,077         3,215      4.51            201,135         2,378       4.79
  Loans (2)                                  12,403,050       143,510      4.64         12,784,765       143,763       4.56
    Less reserve for loan losses                273,335             -         -            252,734             -         -
-----------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,129,715       143,510      4.75         12,532,031       143,763       4.65
-----------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 20,437,462       232,477      4.65         20,232,781       235,332       4.75
-----------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,636,569                                  2,710,588
-----------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  23,074,031                              $  22,943,369
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and equity
  Transaction deposits                    $   6,854,003   $    13,362      0.78%     $   6,610,805   $    15,417       0.95%
  Savings deposits                              167,813           104      0.25            159,537           109       0.28
  Time deposits                               5,123,947        31,637      2.48          5,215,091        36,401       2.83
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         12,145,763        45,103      1.49         11,985,433        51,927       1.76
-----------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,316,990         1,995      0.35          2,562,066         2,825       0.45
  Other borrowings                            1,951,699         2,375      0.49          2,158,963         3,064       0.58
  Subordinated debentures                       398,456         5,632      5.67            398,425         5,566       5.67
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,812,908        55,105      1.31         17,104,887        63,382       1.50
-----------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             3,183,338                                  2,864,751
  Other liabilities                           1,071,121                                  1,058,216
  Total equity                                2,006,664                                  1,915,515
-----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity            $  23,074,031                              $  22,943,369
-----------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    177,372      3.34%                     $    171,950        3.25%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                 3.55                                          3.47
   Less tax-equivalent adjustment (1)                           1,792                                      2,105
-----------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                          175,580                                    169,845
Provision for credit losses                                    47,120                                     45,040
Other operating revenue                                       127,965                                    125,092
Other operating expense                                       175,770                                    165,794
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                     80,655                                     84,103
Federal and state income tax                                   28,315                                     28,838
Non-controlling interest income
   (expense), net                                                (225)                                      (233)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $    52,115                                $    55,032
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income (loss):
    Basic                                                 $      0.77                                $      0.81
-----------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.77                                $      0.81
-----------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
              December 31, 2008                      September 30, 2008                        June 30, 2008
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   6,634,035  $    87,317       5.12%  $   6,056,909   $    78,030       5.09% $   6,026,769  $    75,959       5.08%
        255,693        4,133       6.43         254,803         4,166       6.64        259,410        4,165       6.46
-------------------------------------------------------------------------------------------------------------------------
      6,889,728       91,450       5.17       6,311,712        82,196       5.15      6,286,179       80,124       5.14
-------------------------------------------------------------------------------------------------------------------------
         78,840        1,298       6.55          66,419           937       5.61         74,058        1,267       6.88
         48,246           92       0.76          79,862           290       1.44         72,444          355       1.97
        121,184        1,683       5.52         116,533         1,743       5.95        105,925        1,394       5.29
     12,826,696      169,700       5.26      12,596,823       180,119       5.69     12,421,086      179,030       5.80
        209,319            -         -          182,844             -         -         145,524            -         -
-------------------------------------------------------------------------------------------------------------------------
     12,617,377      169,700       5.35      12,413,979       180,119       5.77     12,275,562      179,030       5.87
-------------------------------------------------------------------------------------------------------------------------
     19,755,375      264,223       5.28      18,988,505       265,285       5.55     18,814,168      262,170       5.61
-------------------------------------------------------------------------------------------------------------------------
      2,516,276                               2,832,658                               2,794,132
-------------------------------------------------------------------------------------------------------------------------
  $  22,271,651                           $  21,821,163                           $  21,608,300
-------------------------------------------------------------------------------------------------------------------------

  $   6,116,465  $    23,161       1.51%  $   6,565,935   $    28,312       1.72% $   6,420,291  $    27,755       1.74%
        155,784          143       0.37         159,856           147       0.37        159,798          148       0.37
      5,109,303       42,090       3.28       4,792,366        40,810       3.39      4,076,167       38,211       3.77
-------------------------------------------------------------------------------------------------------------------------
     11,381,552       65,394       2.29      11,518,157        69,269       2.39     10,656,256       66,114       2.50
-------------------------------------------------------------------------------------------------------------------------

      3,095,054        7,289       0.94       3,061,186        15,253       1.98      3,126,110       15,180       1.95
      1,986,857        7,541       1.51       1,390,233         8,935       2.56      2,267,076       14,032       2.49
        398,392        5,489       5.48         398,361         5,553       5.55        398,336        5,821       5.88
-------------------------------------------------------------------------------------------------------------------------
     16,861,855       85,713       2.02      16,367,937        99,010       2.41     16,447,778      101,147       2.47
-------------------------------------------------------------------------------------------------------------------------
      2,712,384                               2,739,209                               2,634,038
        788,530                                 767,832                                 521,867
      1,908,882                               1,946,185                               2,004,617
-------------------------------------------------------------------------------------------------------------------------
  $  22,271,651                           $  21,821,163                           $  21,608,300
-------------------------------------------------------------------------------------------------------------------------
                 $    178,510      3.26%                  $    166,275      3.14%                $   161,023       3.14%
                                                                                      3.05

                                   3.57                                     3.48                                   3.44
                       2,063                                    1,927                                  2,084
-------------------------------------------------------------------------------------------------------------------------
                     176,447                                  164,348                                158,939
                      73,001                                   52,711                                 59,310
                     121,447                                  132,286                                 54,397
                     185,442                                  164,290                                159,268
-------------------------------------------------------------------------------------------------------------------------
                      39,451                                   79,633                                 (5,242)
                      10,363                                   22,958                                 (2,862)

                       6,355                                       10                                  1,219
-------------------------------------------------------------------------------------------------------------------------
                 $    35,443                              $    56,685                            $    (1,161)
-------------------------------------------------------------------------------------------------------------------------


                 $      0.53                              $      0.84                            $     (0.02)
-------------------------------------------------------------------------------------------------------------------------
                 $      0.52                              $      0.84                            $     (0.02)
-------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------- -- ------------- --- -------------- -- -------------- ---- --------------------
Quarterly Earnings Trends -- Unaudited
(In thousands, except share and per share data)

                                                                                    Three Months Ended
                                                        ----------------------------------------------------------------------------
                                                         June 30,       March 31,        Dec.31,        Sept. 30,        June 30,
                                                           2009            2009            2008            2008            2008
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Interest revenue                                     $    230,685        233,227      $     262,160  $     263,358   $    260,086
Interest expense                                           55,105         63,382             85,713         99,010        101,147
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Net interest revenue                                      175,580        169,845            176,447        164,348        158,939
Provision for credit losses                                47,120         45,040             73,001         52,711         59,310
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Net interest revenue after provision for credit losses    128,460        124,805            103,446        111,637         99,629
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Other operating revenue
Brokerage and trading revenue                              21,794         24,699             23,507         30,846        (35,462)
Transaction card revenue                                   27,533         25,428             25,177         25,632         25,786
Trust fees and commissions                                 16,860         16,510             17,143         20,100         20,940
Deposit service charges and fees                           28,421         27,405             29,239         30,404         30,199
Mortgage banking revenue                                   19,882         18,498              7,217          7,145          8,203
Bank-owned life insurance                                   2,418          2,317              2,682          2,829          2,658
Margin asset fees                                              68             67                187          1,934          4,460
Other revenue                                               6,124          6,583              5,778          7,768          6,965
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Total fees and commissions                                123,100        121,507            110,930        126,658         63,749
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Gain (loss) on sales of assets                                973            143             (7,420)          (841)        (1,149)
Gain (loss) on derivatives, net                            (1,037)        (1,664)            (2,219)         4,366         (2,961)
Gain (loss) on securities, net                              6,471         20,108             20,156          2,103         (5,242)
Total other-than-temporary impairment losses               (1,263)       (54,368)                -              -               -
Portion of loss recognized in other comprehensive income      279        (39,366)                -              -               -
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Net impairment losses recognized in earnings               (1,542)       (15,002)                -              -               -
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Total other operating revenue                             127,965        125,092            121,447        132,286         54,397
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Other operating expense
Personnel                                                  96,191         92,627             87,695         87,549         89,597
Business promotion                                          4,569          4,428              7,283          5,837          5,777
Professional fees and services                              7,363          6,512              7,923          6,501          6,973
Net occupancy and equipment                                15,973         16,258             14,901         15,570         15,100
Insurance                                                   5,898          5,638              3,216          2,436          2,626
FDIC special assessment                                    11,773              -                  -              -              -
Data processing and communications                         20,452         19,306             19,720         19,911         19,523
Printing, postage and supplies                              4,072          4,571              3,823          4,035          4,156
Net (gains) losses and expenses of repossessed assets         996          1,806              1,006           (136)          (229)
Amortization of intangible assets                           1,686          1,686              1,967          1,884          1,885
Mortgage banking costs                                      9,336          7,467              4,967          5,811          6,054
Change in fair value of mortgage servicing rights          (7,865)        (1,955)            26,432          5,554            767
Visa retrospective responsibility obligation                    -              -             (1,700)         1,700              -
Other expense                                               5,326          7,450              8,209          7,638          7,039
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Total other operating expense                             175,770        165,794            185,442        164,290        159,268
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Income (loss) before taxes                                 80,655         84,103             39,451         79,633         (5,242)
Federal and state income tax                               28,315         28,838             10,363         22,958         (2,862)
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Net income (loss) before non-controlling interest          52,340         55,265             29,088         56,675         (2,380)
Non-controlling interest income (expense), net               (225)          (233)             6,355             10          1,219
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Net income (loss) attributable to BOK Financial Corp.$     52,115    $    55,032       $     35,443   $     56,685         (1,161)
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------

Earnings (loss) per share:
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
   Basic                                             $       0.77           0.81       $       0.53   $       0.84    $     (0.02)
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
   Diluted                                           $       0.77           0.81       $       0.52   $       0.84    $     (0.02)
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- ------------
Average shares used in computation:
---------------------------------------------------- -- ----------- --- ------------- -- ------------ -- ------------ -- -----------
   Basic                                                67,344,577      67,315,986       67,294,069      67,263,317      67,452,181
---------------------------------------------------- -- ----------- --- ------------- -- ------------ -- ------------ -- -----------
   Diluted                                              67,448,029      67,387,102       67,456,267      67,432,444      67,452,181
---------------------------------------------------- -- ----------- --- ------------- -- ------------ -- ------------ -- -----------

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

Interest Rate Sensitivity
(Dollars in Thousands)
                                      200 bp Increase                100 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2009         2008            2009          2008             2009         2008
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $ (12,159)    $(17,132)      $  (20,541)      $ 7,392        $     993     $(1,386)
                                       (1.5)%       (1.1)%           (2.8)%         0.4%             0.1%       (0.2)%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.6 million. At June 30, 2009, the VAR was $2.1 million. The greatest value at risk during the second quarter of 2009 was $2.6 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2009.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares        Paid per       as Part of Publicly Announced      that May Yet Be Purchased
        Period            Purchased (2)        Share              Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
April 1, 2009 to                  617         $41.62                         -                            1,215,927
April 30, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
May 1, 2009 to                      -             -                          -                            1,215,927
May 31, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
June 1, 2009 to                     -             -                          -                            1,215,927
June 30, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
Total                             617                                        -
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
(1)      The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on
         May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31,
         2005, the Company had repurchased 638,642 shares under that plan. On
         April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the
         Company's common stock. As of June 30, 2009, the Company had repurchased 784,073 shares under the new plan.

(2) The Company routinely repurchases mature shares from employees to cover the exercise price and taxes in connection with employee stock option exercises.

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Shareholders was held on April 28, 2009 (the "Annual Meeting"). At the Annual Meeting, shareholders voted on three matters: (i) to fix the number of directors to be elected at sixteen (16) and to elect sixteen
(16) persons as directors for a term of one year or until their successors have been elected and qualified, (ii) to approve the 2009 Omnibus Incentive Plan, and
(iii) to ratify the selection of Ernst & Young LLP as the Company's independent auditor for the fiscal year ending December 31, 2009. The shareholders approved these matters by the following votes, respectively:

(i) Election of sixteen (16) directors for a term of one year:

                                                             Votes
                                                           Withheld/
                                         Votes For          Against
                                      ----------------- -----------------

        Gregory S. Allen                 62,157,280           209,846
        C. Fred Ball, Jr.                59,235,084         3,132,042
        Sharon J. Bell                   62,291,870            75,256
        Peter C. Boylan III              62,301,422            65,704
        Chester Cadieux III              56,832,362         5,534,764
        Joseph W. Craft III              57,092,032         5,275,094
        William E. Durrett               62,292,592            74,534
        John W. Gibson                   62,310,623            56,503
        David F. Griffin                 62,311,347            55,779
        V. Burns Hargis                  62,241,646           125,480
        E. Carey Joullian IV             56,391,836         5,975,290
        George B. Kaiser                 58,772,376         3,594,750
        Robert J. LaFortune              62,292,417            74,709
        Stanley A. Lybarger              59,272,684         3,094,442
        Steven J. Malcolm                59,630,840         2,736,286
        E. C. Richards                   62,311,079            56,047

                                                                                        Votes
                                                                                      Withheld/        Exceptions /
                                                                    Votes For          Against           Abstain

(ii) Approval of the 2009 Omnibus   Incentive Plan                  50,823,724         3,238,294         8,305,108

                                                                                        Votes
                                                                                      Withheld/        Exceptions /
                                                                    Votes For          Against           Abstain

(iii) Ratification of Ernst & Young LLP as the independent
      auditor for the year ending December 31, 2009                 62,181,605            85,094           100,427

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



Date:         July 30, 2009                    /s/ Steven E. Nell
        ---------------------------           ---------------------------------
                                              Steven E. Nell
                                              Executive Vice President and
                                              Chief Financial Officer


                                              /s/ John C. Morrow
                                              ---------------------------------
                                              John C. Morrow
                                              Senior Vice President and
                                              Chief Accounting Officer