Form 10-Q
period 2009-09-30
BOK FINANCIAL CORP ET AL
filed 2009-10-30
CIK 875357

As filed with the Securities and Exchange Commission on October 30, 2009
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2009
                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,707,547 shares of common stock ($.00006 par value) as of September 30, 2009.

===============================================================================

                            BOK Financial Corporation
                                    Form 10-Q
                        Quarter Ended September 30, 2009

                                      Index


Part I.  Financial Information
     Item 1.  Consolidated Financial Statements - Unaudited                   3
     Item 2.  Management's Discussion and Analysis                           31
              Nine Month Financial Summary - Unaudited                       74
              Quarterly Financial Summary - Unaudited                        75
              Quarterly Earnings Trend - Unaudited                           77
     Item 3.  Market Risk                                                    78
     Item 4.  Controls and Procedures                                        79

Part II.  Other Information
     Item 1.  Legal Proceedings                                              80
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    80
     Item 6.  Exhibits                                                       81

Signatures                                                                   82

------------------------------------------------------- ----- ------------- -- -------------- -- -------------- ---- --------------
Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                                2009             2008                2009                2008
Interest revenue                                              ----------- --- -------------- ---- -------------- ---- --------------
Loans                                                      $    139,344    $    179,847        $     425,764      $      557,029
Residential mortgage loans held for sale                          2,198           1,743                7,791               4,122
Taxable securities                                               81,890          78,030              246,605             226,044
Tax-exempt securities                                             2,203           2,668                7,766               8,009
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Total securities                                              84,093          80,698              254,371             234,053
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Trading securities                                                  593             780                2,170               2,796
Funds sold and resell agreements                                     18             290                   62               1,485
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest revenue                                       226,246         263,358              690,158             799,485
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Interest expense
Deposits                                                         36,340          69,269              133,370             223,530
Borrowed funds                                                    3,887          24,188               14,146              88,767
Subordinated debentures                                           5,558           5,553               16,756              16,773
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Total interest expense                                        45,785          99,010              164,272             329,070
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net interest revenue                                            180,461         164,348              525,886             470,415
Provision for credit losses                                      55,120          52,711              147,280             129,592
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net interest revenue after provision for credit losses          125,341         111,637              378,606             340,823
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Other operating revenue
Brokerage and trading revenue                                    24,944          30,846               71,437              19,297
Transaction card revenue                                         26,264          25,632               79,225              74,976
Trust fees and commissions                                       16,315          20,100               49,685              61,836
Deposit service charges and fees                                 30,464          30,404               86,290              88,289
Mortgage banking revenue                                         13,197           7,145               51,577              23,382
Bank-owned life insurance                                         2,634           2,829                7,369               7,999
Margin asset fees                                                    51           1,934                  186               8,361
Other revenue                                                     6,087           7,768               18,794              20,124
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Total fees and commissions                                      119,956         126,658              364,563             304,264
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Gain (loss) on other assets, net                                  3,223            (841)               4,339              (1,986)
Gain (loss) on derivatives, net                                    (294)          4,366               (2,995)              3,518
Gain on securities, net                                          12,266           2,103               38,845               6,787
Total other-than-temporary impairment losses                     (6,133)              -              (61,764)             (5,306)
Portion of loss recognized in other comprehensive income         (2,752)              -              (41,839)                  -
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net impairment losses recognized in earnings                     (3,381)              -              (19,925)             (5,306)
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating revenue                                   131,770         132,286              384,827             307,277
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Other operating expense
Personnel                                                        98,012          87,549              286,830             265,252
Business promotion                                                4,827           5,837               13,824              16,253
Professional fees and services                                    7,555           6,501               21,430              19,122
Net occupancy and equipment                                      15,884          15,570               48,115              45,731
Insurance                                                         6,092           2,436               17,628               8,772
FDIC special assessment                                               -               -               11,773                   -
Data processing and communications                               20,413          19,911               60,171              58,327
Printing, postage and supplies                                    3,716           4,035               12,359              12,610
Net (gains) losses and operating expenses of repossessed assets   3,497            (136)               6,299                  13
Amortization of intangible assets                                 1,686           1,884                5,058               5,694
Mortgage banking costs                                            8,065           5,811               24,868              17,546
Change in fair value of mortgage servicing rights                 2,981           5,554               (6,839)              8,083
Visa retrospective responsibility obligation                          -           1,700                    -              (1,067)
Other expense                                                     6,004           7,638               18,780              20,626
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Total other operating expense                                   178,732         164,290              520,296             476,962
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Income before taxes                                              78,379          79,633              243,137             171,138
Federal and state income tax                                     24,772          22,958               81,925              54,546
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net income before non-controlling interest                       53,607          56,675              161,212             116,592
Net income (loss) attributable to non-controlling interest        2,947             (10)               3,405              (1,197)
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Net income attributable to BOK Financial Corp.            $      50,660   $      56,685        $     157,807       $     117,789
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Earnings per share:
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Basic                                                   $       0.75    $       0.84        $        2.33       $        1.75
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Diluted                                                 $       0.75    $       0.84        $        2.33       $        1.74
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
Average shares used in computation:
------------------------------------------------------- ----- ----------- --- -------------- ---- -------------- ---- --------------
   Basic                                                      67,392,059       67,263,317          67,351,436          67,305,916
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------
   Diluted                                                    67,513,700       67,432,444          67,450,172          67,463,012
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------
Dividends declared per share                              $        0.24    $       0.225      $         0.705      $        0.65
------------------------------------------------------- ---- ------------ --- -------------- ---- -------------- ---- --------------

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
(In Thousands Except Share Data)
                                                                      September 30,    December 31,      September 30,
                                                                          2009            2008               2008
                                                                     ---------------------------------------------------
Assets                                                                (Unaudited)     (Footnote 1)        (Unaudited)
Cash and due from banks                                            $    1,383,244   $      581,133    $      669,914
Funds sold and resell agreements                                           39,465          113,809           105,594
Trading securities                                                        100,898           99,601            92,588
Securities:
  Available for sale                                                    8,176,631        5,800,691         5,047,524
  Available for sale securities pledged to creditors                      181,931          590,760         1,232,006
  Investment (fair value:  September 30, 2009 - $244,774;
    December 31, 2008 - $245,769;
    September 30, 2008 - $243,820)                                        238,101          242,344           243,617
  Mortgage trading securities                                             320,971          399,211           198,201
------------------------------------------------------------------------------------------------------------------------
    Total securities                                                    8,917,634        7,033,006         6,721,348
------------------------------------------------------------------------------------------------------------------------
Residential mortgage loans held for sale                                  172,301          129,246           113,121
Loans                                                                  11,611,564       12,876,006        12,679,970
Less reserve for loan losses                                             (280,902)        (233,236)         (186,516)
------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                                                11,330,662       12,642,770        12,493,454
------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                               286,702          277,458           267,749
Accrued revenue receivable                                                 68,617           96,673           118,096
Intangible assets, net                                                    356,152          361,209           363,177
Mortgage servicing rights, net                                             66,689           42,752            68,680
Real estate and other repossessed assets                                   89,507           29,179            28,088
Bankers' acceptances                                                        9,882           12,913            23,933
Derivative contracts                                                      397,110          452,604           572,391
Cash surrender value of bank-owned life insurance                         244,456          237,006           234,293
Receivable on unsettled securities trades                                       -          239,474           169,494
Other assets                                                              413,522          385,815           335,882
------------------------------------------------------------------------------------------------------------------------
         Total assets                                              $   23,876,841   $   22,734,648    $   22,377,802
------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Noninterest-bearing demand deposits                                $    3,462,188   $    3,082,379    $    3,005,163
Interest-bearing deposits:
  Transaction                                                           7,380,449        6,562,350         6,606,622
  Savings                                                                 167,896          154,635           156,847
  Time (includes deposits carried at fair value: $98,068  at September
     30, 2009; $632,754 at December 31, 2008; $528,715 at
     September 30, 2008)                                                4,084,813        5,183,243         4,817,551
------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                       15,095,346       14,982,607        14,586,183
------------------------------------------------------------------------------------------------------------------------
Funds purchased and repurchase agreements                               2,198,900        3,025,399         3,667,225
Other borrowings                                                        3,189,948        1,522,054         1,077,450
Subordinated debentures                                                   398,502          398,407           398,372
Accrued interest, taxes and expense                                       123,409          133,220           120,280
Bankers' acceptances                                                        9,882           12,913            23,933
Derivative contracts                                                      395,197          667,034           377,973
Due on unsettled securities trades                                        133,974                -                 -
Other liabilities                                                         127,689          132,902           166,597
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                             21,672,847       20,874,536        20,418,013
------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: September 30, 2009 - 70,137,096; December 31, 2008
  -  69,884,749; September 30, 2008 - 69,838,173)                               4                4                 4
Capital surplus                                                           750,487          743,411           740,578
Retained earnings                                                       1,537,373        1,427,057         1,406,971
Treasury stock (shares at cost:  September 30, 2009 - 2,429,549;
  December 31, 2008 - 2,411,663;  September 30, 2008 - 2,404,336)        (102,088)        (101,329)         (100,801)
Accumulated other comprehensive loss                                         (763)        (222,886)         (106,249)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                     2,185,013        1,846,257         1,940,503
Non-controlling interest                                                   18,981           13,855            19,286
------------------------------------------------------------------------------------------------------------------------
         Total equity                                                   2,203,994        1,860,112         1,959,789
------------------------------------------------------------------------------------------------------------------------
         Total liabilities and equity                              $   23,876,841   $   22,734,648    $   22,377,802
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Equity (Unaudited)
(In Thousands)
                                          Accumulated
                                            Other                                                  Total        Non-
                           Common Stock  Comprehensive  Capital  Retained    Treasury Stock    Shareholders' Controlling  Total
                       -----------------                                   --------------------
                         Shares   Amount      Loss      Surplus  Earnings   Shares    Amount      Equity      Interest    Equity
                       ------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2007      69,465   $    4   $(31,234) $722,088  $1,332,954   2,159 $ (88,428)  $1,935,384     $  18,849 $1,954,233
Effect of
   implementing FAS
   159, net of income taxes   -        -          -         -          62       -         -           62             -         62
Comprehensive income:
  Net income from BOKF        -        -          -         -     117,789       -         -      117,789             -    117,789
  Net income (loss)
     attributable to
     non-controlling interest -        -          -         -           -       -         -            -         1,197      1,197
  Other comprehensive
     loss, net of  tax        -        -    (75,015)        -           -       -         -      (75,015)            -    (75,015)
                                                                                                -----------------------------------
    Comprehensive income                                                                          42,774         1,197     43,971
                                                                                                -----------------------------------
Treasury stock purchase       -        -          -         -           -     166    (7,992)      (7,992)            -     (7,992)
Exercise of stock options   373        -          -    11,359           -      79    (4,381)       6,978             -      6,978
Tax benefit on exercise of
    stock options, net        -        -          -     1,004           -       -         -        1,004             -      1,004
Stock-based compensation      -        -          -     6,127           -       -         -        6,127             -      6,127
Cash dividends on
    common stock              -        -          -         -     (43,834)      -         -      (43,834)            -    (43,834)
Capital calls, net            -        -          -         -           -       -         -            -          (760)      (760)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
    September 30, 2008   69,838   $    4  $(106,249) $740,578  $1,406,971   2,404 $(100,801)  $1,940,503    $   19,286 $1,959,789
-----------------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2008      69,885   $    4  $(222,886) $743,411  $1,427,057   2,412 $(101,329)  $1,846,257    $   13,855 $1,860,112
Comprehensive income:
  Net income from BOKF        -        -          -         -     157,807       -         -      157,807             -    157,807
  Net income (loss)
    attributable to
    non-controlling interest  -        -          -         -           -       -         -            -        (3,405)    (3,405)
  Other comprehensive
    income, net of tax        -        -    222,123         -           -       -         -      222,123             -    222,123
                                                                                                -----------------------------------
    Comprehensive income                                                                         379,930        (3,405)   376,525
                                                                                                -----------------------------------
Exercise of stock options   252        -          -     3,351           -      18      (759)       2,592             -      2,592
Tax benefit on exercise of
    stock options, net        -        -          -      (539)          -       -         -         (539)            -       (539)
Stock-based compensation      -        -          -     4,264           -       -         -        4,264             -      4,264
Cash dividends on
    common stock              -        -          -         -     (47,491)      -         -      (47,491)            -    (47,491)
Capital calls, net            -        -          -         -           -       -         -            -         8,531      8,531
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
    September 30, 2009   70,137   $    4     $ (763) $750,487  $1,537,373   2,430 $(102,088)  $2,185,013    $   18,981 $2,203,994
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                                                      Nine Months Ended September 30,
                                                                              ---------------------------------------------
                                                                                      2009                      2008
                                                                              ---------------------------------------------
Cash Flows From Operating Activities:
Net income before non-controlling interest                                      $    161,212            $    116,592
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                        147,280                 129,592
  Change in fair value of mortgage servicing rights                                   (6,839)                  8,083
  Unrealized losses from derivatives                                                  26,485                  71,258
  Tax benefit on exercise of stock options                                               539                  (1,004)
  Change in bank-owned life insurance                                                 (7,450)                 (4,753)
  Stock-based compensation                                                             4,264                   5,097
  Depreciation and amortization                                                       58,858                  38,749
  Net (accretion) amortization of securities discounts and premiums                   17,930                 (12,200)
  Realized gains on financial instruments and other assets                           (47,052)                 (9,334)
  Mortgage loans originated for resale                                            (2,203,732)               (902,186)
  Proceeds from sale of mortgage loans held for resale                             2,186,897                 879,728
  Capitalized mortgage servicing rights                                              (32,699)                (15,406)
  Change in trading securities, including mortgage trading securities                 43,405                 (89,485)
  Change in accrued revenue receivable                                                28,056                  10,254
  Change in other assets                                                            (107,402)                (58,373)
  Change in accrued interest, taxes and expense                                       (9,811)                 (3,749)
  Change in other liabilities                                                         (5,499)                 39,827
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            254,442                 202,690
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities                                   82,513                  68,708
  Proceeds from maturities of available for sale securities                        1,202,911                 706,594
  Purchases of investment securities                                                 (78,753)                (65,506)
  Purchases of available for sale securities                                      (5,273,635)             (3,593,515)
  Proceeds from sales of investment securities                                             -                     982
  Proceeds from sales of available for sale securities                             2,481,861               2,158,216
  Loans originated or acquired net of principal collected                          1,082,051                (841,462)
  Net payments or proceeds on derivative asset contracts                             415,849                  53,779
  Net change in other investment assets                                                    -                      35
  Proceeds from disposition of assets                                                 15,442                  37,174
  Purchases of assets                                                                (50,464)                (49,796)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             (122,225)             (1,524,791)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net change in demand deposits, transaction deposits and savings accounts        1,211,169                  639,979
  Net change in time deposits                                                     (1,090,580)                494,609
  Net change in other borrowings                                                     841,395                 491,980
  Net payments or proceeds on derivative liability contracts                        (459,840)               (140,428)
  Net change in derivative margin accounts                                          (234,604)                (85,570)
  Change in amount receivable (due) on unsettled security transactions               373,448                (149,530)
  Issuance of common and treasury stock, net                                           2,592                   6,978
  Tax benefit on exercise of stock options                                              (539)                  1,004
  Repurchase of common stock                                                               -                  (7,992)
  Dividends paid                                                                     (47,491)                (43,834)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            595,550               1,207,196
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 727,767                (114,905)
Cash and cash equivalents at beginning of period                                     694,942                 890,413
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  1,422,709            $    775,508
---------------------------------------------------------------------------------------------------------------------------


Cash paid for interest                                                          $    184,734            $    329,982
---------------------------------------------------------------------------------------------------------------------------
Cash paid for taxes                                                             $     97,689            $     80,441
---------------------------------------------------------------------------------------------------------------------------
Net loans transferred to repossessed real estate and other assets               $     79,627            $     25,532
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

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board ("FASB")

Accounting Standards Codification 805, "Business Combinations" ("ASC 805" and formerly Statement of Financial Accounting Standards No. 141, "Business Combinations (Revised 2007),"("FAS 141R"))

FAS 141R was codified by the FASB as ASC 805 as a replacement to Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under FAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under FAS 141. Under ASC 805, the requirements of FASB Accounting Standards Codification 420, "Exit or Disposal Cost Obligations," (formerly Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities") would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB Accounting Standards Codification 450, "Contingencies" (formerly Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"). ASC 805 is applicable to the Company's accounting for business combinations closing on or after January 1, 2009.


Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

Issued during 2007, FAS 160 was codified by FASB into Accounting Standards Codification 810, "Consolidations," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, consolidated net income is required to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted this guidance as of January 1, 2009, and it did not have a significant impact on the Company's financial statements.


Accounting Standards Codification 815-10-50 "Derivatives and Hedging - Disclosures" ("ASC 815-10-50" and formerly Statement of Financial Accounting Standards No. 161, "Disclosure About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," ("FAS 161")

FAS 161 was codified by FASB as ASC 815-10-50 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB Accounting Standards Codification 815, "Derivatives and Hedging" and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10-50 was effective for the Company as of January 1, 2009. It did not have a significant impact on the Company's financial statements.


Financial Accounting Standards Board Staff Position No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" ("FSP 157-4")

FSP 157-4 was codified by FASB into the FASB Accounting Standards Codification 820 "Fair Value Measurements." ("ASC 820"). It was issued April 9, 2009 to provide guidance for determining fair value when there is no active market or where price inputs represent distressed sales. It reaffirms the fair value measurement objective that fair value represents how much an asset would be sold for in an orderly transaction under current market conditions. The guidance was effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted this guidance as of March 31, 2009. It did not have a significant impact on the Company's financial statements.


Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP No. 115-2")

FSP 115-2 was codified by FASB into the FASB Accounting Standards Codification 320, "Investments - Debt and Equity Securities." It was issued April 9, 2009 to provide additional guidance and create greater clarity and consistency in accounting for impairment losses on securities. It replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not that the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, a credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income (equity). Both the full impairment and credit loss portion are presented on the face of the income statement. The guidance is effective for interim and annual periods ending after June 15, 2009 and requires additional disclosures in interim periods. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted this guidance as of March 31, 2009 and accordingly reduced the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired by $39 million.


FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP107-1")

FSP 107-1 was codified into the FASB Accounting Standards Codification 820, "Fair Value Measurements" ("ASC 820") and enhances consistency in financial reporting by increasing the frequency of fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. It requires disclosures in interim financial statements that were previously only required in annual financial statements to provide qualitative and quantitative information about fair value estimates. The guidance included in ASC 820 was effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted the guidance included in ASC 820 as of June 30, 2009. It did not have a significant impact on the Company's financial statements.


Financial Accounting Standards Board Staff Position No. EITF 03-6-1 "Determining
Whether   Instruments   Granted  in   Share-Based   Payment   Transactions   Are
Participating Securities" ("FSP No. EITF 03-6-1")

FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and was codified by FASB into the Accounting Standards Codification 260, "Earnings Per Share." See additional discussion at Note 10 - Earnings Per Share.


Accounting Standards Codification 855 "Subsequent Events" ("ASC 855" and formerly Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("FAS 165")

On May 28, 2009, the FASB issued FAS 165 to provide authoritative accounting guidance on management's assessment of subsequent events. FAS 165 was codified by FASB into ASC 855 which incorporates existing U.S. auditing literature and clarifies that management is responsible for evaluating, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 was effective for the Company as of June 30, 2009 and did not have a significant impact on the Company's financial statements.


Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets - an amendment to Statement No. 140," ("FAS 166")

FAS 166 amends FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. FAS 166 also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. FAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements. The FASB has not yet codified FAS 166.


Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("FAS 167")

FAS 167 amends FIN 46 (Revised December 2003), "Consolidation of Variable Interest Entities," to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. FAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements. The FASB has not yet codified FAS 167.


FASB Accounting Standards Update No. 2009-01, "Topic 105-Generally Accepted Accounting Principles-amendments based on Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162," ("ASU 2009-01")

ASU 2009-01 replaces FAS 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASU 2009-01 was effective for the Company's financial statements for periods ending after September 15, 2009 and did not have a significant impact on the Company's financial statements.

Accounting Standards Update No. 2009-05, "Topic 820 - Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value" ("ASU 2009-05")

ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820 - Fair Value Measurements and Disclosures. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance was effective for the Company as of September 30, 2009 and did not have a significant impact on the Company's financial statements.


Accounting Standards Update No. 2009-12, "Topic 820 - Fair Value Measurements and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2009-12")

ASU 2009-12 permits, as a practical expedient, fair value of an investment that is within the scope of the ASU such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and fund of funds to be measured based on the net asset value of the investment or its equivalent as of the reporting entity's measurement date. It also requires certain disclosures including any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. ASU 2009-12 is effective for interim and annual periods ending December 15, 2009. Early application is permitted. The Company will adopt ASU 2009-12 as of December 31, 2009 and it is not expected to have a significant impact on the Company's financial statements.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                        September 30,
                                  -------------------------------------------------------------------------------------------
                                                       2009                                          2008
                                  --------------------------------------------------------------------------------------------
                                                           Not Recognized in OCI (1)                   Not Recognized in OCI (1)
                                                          ------------------------                     -----------------------
                                   Amortized      Fair       Gross Unrealized    Amortized     Fair       Gross Unrealized
                                      Cost       Value       Gain        Loss       Cost       Value      Gain       Loss
------------------------------------------------------------------------------------------------------------------------------
Municipal and other tax-exempt       $230,868   $237,520   $6,667      $  (15)    $238,042   $238,208   $  1,530   $  (1,364)
Other debt securities                   7,233      7,254       21           -        5,575      5,612         37           -
------------------------------------------------------------------------------------------------------------------------------
   Total                             $238,101   $244,774   $6,688      $  (15)    $243,617   $243,820   $  1,567   $  (1,364)
------------------------------------------------------------------------------------------------------------------------------

                                              December 31, 2008
                                ----------------------------------------------
                                                       Not Recognized in OCI (1)
                                                        -----------------------
                                 Amortized      Fair       Gross Unrealized
                                    Cost       Value       Gain       Loss
-------------------------------------------------------------------------------
Municipal and other tax-exempt     $235,791   $239,178   $3,736       $(349)
Other debt securities                 6,553      6,591       38           -
-------------------------------------------------------------------------------
   Total                           $242,344   $245,769   $3,774       $(349)
-------------------------------------------------------------------------------

(1)  Other comprehensive income

The amortized cost and fair values of investment securities at September 30, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                                Weighted
                                         Less than      One to         Six to         Over                      Average
                                         One Year     Five Years     Ten Years     Ten Years       Total       Maturity(2)
                                        ------------ -------------- ------------- ------------- ------------- ------------
Municipal and other tax-exempt:
  Amortized cost                        $  57,991    $  140,205       $25,395       $ 7,277      $ 230,868        2.98
  Fair value                               58,808       144,594        26,596         7,522        237,520
  Nominal yield(1)                           5.29          4.61          5.76          6.44           4.97
Other debt securities:
  Amortized cost                        $   5,795    $    1,425       $     -     $      13     $    7,233        0.94
  Fair value                                5,811         1,430             -            13          7,254
  Nominal yield                              1.82          5.09             -             -           2.46
                                        ------------ -------------- ------------- ------------- ------------- ------------
Total fixed maturity securities:
  Amortized cost                        $  63,786    $  141,630     $  25,395     $   7,290     $  238,101        2.92
  Fair value                               64,619       146,024        26,596         7,535        244,774
  Nominal yield                              4.97          4.62          5.76          6.43           4.89
                                        ------------ -------------- ------------- -------------
Total investment securities:
  Amortized cost                                                                                 $ 238,101
  Fair value                                                                                       244,774
  Nominal yield                                                                                       4.89
                                                                                                -------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                       September 30,
                            -----------------------------------------------------------------------------------------------------
                                                      2009                                              2008
                            -----------------------------------------------------------------------------------------------------
                                                            Recognized in OCI (1)                            Recognized in OCI (1)
                                                    ----------------------------------                       ---------------------
                                                                            Other Than
                             Amortized      Fair       Gross Unrealized     Temporary  Amortized     Fair      Gross Unrealized
                                                    -----------------------                                 ---------------------
                                Cost       Value       Gain       Loss      Impairment    Cost       Value       Gain      Loss
                            -----------------------------------------------------------------------------------------------------
U.S. Treasury               $    6,995  $    7,052  $      57  $       -   $      -   $   26,984  $  27,005  $     21  $      -
Municipal and other tax-exempt  46,393      47,903      1,730       (220)         -       18,832     18,534        57      (355)
Residential mortgage-backed
securities:
    U. S. agencies:
     FNMA                    3,400,688   3,510,572    112,054     (2,170)         -    2,110,871  2,106,175    15,233   (19,929)
     FHLMC                   2,323,379   2,396,767     73,440        (52)         -    1,978,890  1,989,648    17,213    (6,455)
     GNMA                      828,543     846,693     18,559       (409)         -      259,826    260,563     1,536      (799)
     Other                     131,270     132,835      5,047     (3,482)         -      203,995    204,201       736      (530)
---------------------------------------------------------------------------------------------------------------------------------
    Total U.S. agencies      6,683,880   6,886,867    209,100     (6,113)         -    4,553,582  4,560,587    34,718   (27,713)
---------------------------------------------------------------------------------------------------------------------------------
    Private issue:
     Alt-A loans               298,738     233,976          -    (41,377)   (23,385)     346,662    285,207         -   (61,455)
     Jumbo-A loans           1,033,612     906,967         80   (122,156)    (4,569)   1,339,080  1,237,813        44  (101,311)
---------------------------------------------------------------------------------------------------------------------------------
   Total private issue       1,332,350   1,140,943         80   (163,533)   (27,954)   1,685,742  1,523,020        44  (162,766)
---------------------------------------------------------------------------------------------------------------------------------
 Total residential
     mortgage-backed
     securities              8,016,230   8,027,810    209,180   (169,646)   (27,954)   6,239,324  6,083,607    34,762  (190,479)
---------------------------------------------------------------------------------------------------------------------------------
Other debt securities           15,883      15,862          -        (21)         -           38         37         -        (1)
Federal Reserve Bank stock      32,526      32,526          -          -          -       32,078     32,078         -         -
Federal Home Loan Bank stock   146,355     146,355          -          -          -       56,471     56,471         -         -
Perpetual preferred stock       19,751      20,038        527       (240)         -       32,582     23,871         -    (8,711)
Equity securities and
     mutual funds               43,531      61,016     18,009       (524)         -       31,874     37,927     6,085       (32)
---------------------------------------------------------------------------------------------------------------------------------
   Total                    $8,327,664  $8,358,562  $ 229,503  $(170,651) $ (27,954) $ 6,438,183 $6,279,530  $ 40,925 $(199,578)
---------------------------------------------------------------------------------------------------------------------------------

                                          December 31, 2008
                            -----------------------------------------------
                                                    Recognized in OCI (1)
                                                    -----------------------
                             Amortized      Fair       Gross Unrealized
                                                    -----------------------
                                Cost       Value       Gain       Loss
                            -----------------------------------------------
U.S. Treasury               $    6,987  $    7,126  $     139  $       -
Municipal and other tax-exempt  19,537      20,163        664        (38)
Residential mortgage-backed
securities:
    U. S. agencies:
     FNMA                    2,194,834   2,225,589     37,855     (7,100)
     FHLMC                   2,222,253   2,254,989     37,577     (4,841)
     GNMA                      195,767     200,086      4,319          -
     Other                     288,041     292,264      4,322        (99)
---------------------------------------------------------------------------
    Total U.S. agencies      4,900,895   4,972,928     84,073    (12,040)
---------------------------------------------------------------------------
    Private issue:
     Alt-A loans               393,118     268,545          -   (124,573)
     Jumbo-A loans           1,243,816     972,693         28   (271,151)
---------------------------------------------------------------------------
   Total private issue       1,636,934   1,241,238         28   (395,724)
---------------------------------------------------------------------------
 Total residential
     mortgage-backed
     securities              6,537,829   6,214,166     84,101   (407,764)
---------------------------------------------------------------------------
Other debt securities               37          36          -         (1)
Federal Reserve Bank stock      32,380      32,380          -          -
Federal Home Loan Bank stock    61,760      61,760          -          -
Perpetual preferred stock       32,472      21,701          -    (10,771)
Equity securities and
     mutual funds               31,421      34,119      2,698          -
---------------------------------------------------------------------------
   Total                    $6,722,423  $6,391,451  $  87,602  $(418,574)
---------------------------------------------------------------------------
(1)  Other comprehensive income

The amortized cost and fair values of available for sale securities at September 30, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                          Less than      One to         Six to         Over                      Wtd Avg
                                          One Year     Five Years     Ten Years     Ten Years        Total      Maturity(5)
                                         ------------ -------------- ------------- ------------- -------------- -----------
U.S. Treasuries:
   Amortized cost                        $   6,995    $        -     $        -    $       -     $   6,995          0.40
   Fair value                                7,052             -              -            -         7,052
   Nominal yield                              2.16             -              -            -          2.16
Municipal and other tax-exempt:
   Amortized cost                        $       -    $    4,468     $   15,717    $  26,208     $  46,393         17.27
   Fair value                                    -         4,722         17,124       26,057        47,903
   Nominal yield(1)                              -          4.04           4.12         0.65          2.15
Other debt securities:
   Amortized cost                        $      25    $        8     $       -     $  15,850     $  15,883         31.61
   Fair value                                   25             8             -        15,829        15,862
   Nominal yield(1)                           6.18          7.61             -          1.66          1.67
                                         ------------ -------------- ------------- ------------- -------------- -----------
Total fixed maturity securities:
   Amortized cost                        $   7,020    $    4,476     $   15,717    $  42,058     $  69,271         18.86
   Fair value                                7,077         4,730         17,124       41,886        70,817
   Nominal yield                              2.18          4.05           4.12         1.03          2.04
                                         ------------ -------------- ------------- -------------
Residential mortgage-backed securities:
   Amortized cost                                                                              $ 8,016,230          (2)
   Fair value                                                                                    8,027,810
   Nominal yield(4)                                                                                   4.53
                                                                                               --------------
Equity securities and mutual funds:
   Amortized cost                                                                              $   242,163          (3)
   Fair value                                                                                      259,935
   Nominal yield                                                                                      2.11
                                                                                               --------------
Total available-for-sale securities:
   Amortized cost                                                                               $8,327,664
   Fair value                                                                                    8,358,562
   Nominal yield                                                                                      4.44
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

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                       Three Months Ended Sept. 30      Nine Months Ended Sept. 30,
                                   -------------------------------- ---------------------------------
                                          2009              2008            2009             2008
                                   -- ------------ ---- ----------- --- ------------ --- ------------
Proceeds                           $      704,897    $     687,515   $    2,481,861   $    2,158,216
Gross realized gains                       15,122            4,256           48,992           12,763
Gross realized losses                      (1,390)          (3,339)          (1,390)          (8,623)
Related federal and state income
   tax expense                              2,752              264           16,039            1,310

Gains and losses on sales of available for sale securities are realized on settlement date.

Gross realized gains for the nine months ended September 30, 2008 exclude $6.8 million gain from the redemption of Visa, Inc. Class B common stock. Gross realized losses are due to price changes subsequent to June 30, 2009 on $91 million of impaired debt securities. The amortized cost of these securities was written down to fair value through an other-than-temporary-impairment ("OTTI") charge of $1.3 million in the second quarter of 2009 based on the Company's intent to sell the securities.

Mortgage trading securities are mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. These securities are carried at fair value. Changes in fair value are recognized in earnings as they occur. As of September 30, 2009, mortgage trading securities are carried at their $321 million fair value and had a net unrealized gain of $5.0 million. The Company recognized a net gain of $3.6 million on mortgage trading securities during the third quarter of 2009 and a net loss of $8.8 million for the nine months ended September 30, 2009. The Company recognized a net gain of $1.2 million on mortgage trading securities during the third quarter of 2008 and a net loss of $4.1 million for the nine months ended September 30, 2008.

Temporarily Impaired Securities as of September 30, 2009
(In Thousands)

                                       Number      Less Than 12 Months       12 Months or Longer              Total
                                                 ------------------------- ------------------------- -------------------------
                                         of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                      Securities    Value        Loss         Value        Loss         Value        Loss
                                      ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt          8       $    3,355   $      1     $   2,363    $     14        $5,718      $    15
Available for sale:
  Municipal and other tax-exempt         14           25,360        220             -           -        25,360          220
  Residential mortgage-backed
      securities:
      U. S. agencies:
         FNMA                             8          152,385      1,012        10,238       1,158       162,623        2,170
         FHLMC                            3           76,500         52             -           -        76,500           52
         GNMA                             2           50,995        409             -           -        50,995          409
         Other                            3           16,624          3        39,119       3,479        55,743        3,482
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies                16          296,504      1,476        49,357       4,637       345,861        6,113
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans                     25               -           -       233,976      64,762       233,976       64,762
         Jumbo-A loans                   86           16,755      3,277       864,312     123,448       881,067      126,725
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue               111           16,755      3,277     1,098,288     188,210     1,115,043      191,487
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential mortgage-backed
     securities                         127          313,259      4,753     1,147,645     192,847     1,460,904      197,600
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Other debt securities                   3            6,878         21             -           -         6,878           21
  Perpetual preferred stock               3                -          -        10,162         240        10,162          240
  Equity securities and mutual funds      7            2,681        524             -           -         2,681          524
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale            154          348,178      5,518     1,157,807     193,087     1,505,985      198,605
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                                   162         $351,533  $   5,519    $1,160,170  $  193,101    $1,511,703     $198,620
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
                                      Securities    Value        Loss         Value        Loss         Value        Loss
                                      ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt         63       $   10,331   $    147     $   7,914    $    202      $ 18,245      $   349

Available for sale:
  Municipal and other tax-exempt          4              645         30         1,269           8         1,914           38
  Residential mortgage-backed
      securities:
      U. S. agencies:
         FNMA                            31          539,121      7,083        10,787          17       549,908        7,100
         FHLMC                           28          273,165      4,282       152,885         559       426,050        4,841
         Other                            1           36,444         99             -           -        36,444           99
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies                60          848,730     11,464       163,672         576     1,012,402       12,040
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans                     28          148,329     78,258       120,216      46,315       268,545      124,573
         Jumbo-A loans                   87          283,405     89,715       675,226     181,436       958,631      271,151
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue               115          431,734    167,973       795,442     227,751     1,227,176      395,724
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential mortgage-backed
     securities                         175        1,280,464    179,437       959,114     228,327     2,239,578      407,764
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Other debt securities                   2                -          -            36           1            36            1
  Perpetual preferred stock              14           14,107      8,122         7,594       2,649        21,701       10,771
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale            195        1,295,216    187,589       968,013     230,985     2,263,229      418,574
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                                   258       $1,305,547  $ 187,736     $ 975,927  $  231,187    $2,281,474     $418,923
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

Temporarily Impaired Securities as of September 30, 2008
(In Thousands)

                                       Number      Less Than 12 Months       12 Months or Longer              Total
                                                 ------------------------- ------------------------- -------------------------
                                         of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                      Securities    Value        Loss         Value        Loss         Value        Loss
                                      ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax exempt        196       $   40,891   $    521    $   34,595    $    843      $ 75,486     $  1,364
Available for sale:
  Municipal and other tax-exempt         39           10,898        213         2,745         142        13,643          355
  Residential mortgage-backed
     securities:
      U. S. agencies:
         FNMA                           106          903,902     15,816       257,153       4,113     1,161,055       19,929
         FHLMC                           62          276,586      3,537       328,818       2,918       605,404        6,455
         GNMA                            21           32,428        769         7,938          30        40,366          799
         Other                            5          114,149        530             -           -       114,149          530
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies               194        1,327,065     20,652       593,909       7,061     1,920,974       27,713
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans                     24          195,398     54,124        89,809       7,331       285,207       61,455
         Jumbo-A loans                   86          369,992     19,687       841,162      81,624     1,211,154      101,311
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue               110          565,390     73,811       930,971      88,955     1,496,361      162,766
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential mortgage-backed
     securities                         304        1,892,455     94,463     1,524,880      96,016     3,417,335      190,479
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Other debt securities                   1                -          -            25           1            25            1
  Perpetual preferred stock              13            4,727        273        19,034       8,438        23,761        8,711
  Equity securities and mutual funds     12                -          -        10,381          32        10,381           32
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale            369        1,908,080     94,949     1,557,065     104,629     3,465,145      199,578
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                                   565      $ 1,948,971   $ 95,470    $1,591,660    $105,472    $3,540,631     $200,942
------------------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For equity securities, including perpetual preferred stocks, this evaluation begins with an assessment of management's ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives. Based on the results of this evaluation, management concluded that as of September 30, 2009, it had both the intent and ability to hold these equity securities until the fair value recovers.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Based on this evaluation as of September 30 2009, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms.

Impaired debt securities are divided into two groups, those rated investment grade by all nationally-recognized rating agencies and those rated below investment grade by at least one of the nationally-recognized rating agencies. Impairment of debt securities consistently rated investment grade is considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at September 30, 2009.

As of September 30, 2009 the composition of the Company's securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):


----------------------------------------------------------------------------------------------------------------------------------
                   U.S. Govt / GSE (1)    AAA - AA            A - BBB    Below Investment Grade       Not Rated            Total
                  ----------------------------------------------------------------------------------------------------------------
                   Amortized    Fair   Amortized  Fair   Amortized    Fair   Amortized    Fair   Amortized   Fair  Amortized   Fair
                     Cost      Value     Cost    Value     Cost      Value      Cost     Value     Cost      Value   Cost     Value
                  ----------------------------------------------------------------------------------------------------------------
Held-to-Maturity:
Municipal and other
tax-exempt          $     -   $      -  $ 52,172  $53,665 $  52,060  $ 53,533   $   -   $   - $126,636 $130,322  $230,868 $237,520
Other debt securities     -          -         -        -       600       600   $   -       -    6,633    6,654     7,233    7,254
----------------------------------------------------------------------------------------------------------------------------------
   Total            $     -   $      -  $ 52,172  $53,665 $  52,660  $ 54,133   $   -   $   - $133,269 $136,976  $238,101 $244,774
----------------------------------------------------------------------------------------------------------------------------------

Available for Sale:
U.S. Treasury       $ 6,995   $  7,052  $      -  $     -    $    -  $      -   $   -   $   -     $  -     $ -    $ 6,995   $7,052

Municipal and other
tax-exempt                -          -    32,246   33,562     7,248     7,399   4,655   4,550    2,244   2,392     46,393   47,903
 Residential mortgage-backed
   securities:
    U. S. agencies:
     FNMA         3,400,688  3,510,572         -        -         -         -       -       -        -       -  3,400,688 3,510,572
     FHLMC        2,323,379  2,396,767         -        -         -         -       -       -        -       -  2,323,379 2,396,767
     GNMA           828,543    846,693         -        -         -         -       -       -        -       -    828,543   846,693
     Other          131,270    132,835         -        -         -         -       -       -        -       -    131,270   132,835
----------------------------------------------------------------------------------------------------------------------------------
 Total U.S. agenci6,683,880  6,886,867         -        -         -         -       -       -        -       -  6,683,880 6,886,867
----------------------------------------------------------------------------------------------------------------------------------
    Private issue:
     Alt-A loans          -          -    42,155   38,021    13,997    12,968 242,586 182,987        -       -    298,738  233,976
     Jumbo-A loans        -          -   504,224  471,403   137,268   121,048 392,120 314,516        -       -  1,033,612  906,967
----------------------------------------------------------------------------------------------------------------------------------
   Total private issue    -          -   546,379  509,424   151,265   134,016 634,706 497,503        -       -  1,332,350 1,140,943
----------------------------------------------------------------------------------------------------------------------------------
 Total residential
   mortgage-backed6,683,880  6,886,867   546,379  509,424   151,265   134,016 634,706 497,503        -       -  8,016,230 8,027,810
   securities
----------------------------------------------------------------------------------------------------------------------------------
Other debt securities     -          -    13,050   13,034       250       245   2,550   2,550       33      33     15,883   15,862
Federal Reserve Bank 32,526     32,526         -        -         -         -       -       -        -       -     32,526   32,526
stock
Federal Home Loan   146,355    146,355         -        -         -         -       -       -        -       -    146,355  146,355
Bank stock
Perpetual preferred stock -          -         -        -    19,751    20,038       -       -        -       -     19,751   20,038
Equity securities and     -          -         -        -         -         -       -       -   43,531  61,016     43,531   61,016
mutual funds
----------------------------------------------------------------------------------------------------------------------------------
   Total         $6,869,756 $7,072,800  $591,675 $556,020  $178,514 $ 161,698$641,911$504,603  $45,808 $63,441 $8,327,664$8,358,562
----------------------------------------------------------------------------------------------------------------------------------

(1) U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

Approximately $635 million of our portfolio of privately issued mortgage-backed securities (based on amortized cost before impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $137 million. Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and increases in loss severity at foreclosure. The primary assumptions used in this evaluation were:

     o Unemployment rates - increasing to 10.5% over the next 12 months, dropping to 8% for the following 12 months, and holding at 8% thereafter.

     o Housing price depreciation - starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 7.5% over the next nine months and holding at that level thereafter.

     o Estimated Liquidation Costs - held constant at 27% of the then-current depreciated housing price at estimated foreclosure date.

     o Discount rates - estimated cash flows were discounted at rates that range from 5.50% to 6.14% based on our current expected yields.

These securities were further evaluated based on the loan-to-value ratio and credit enhancement coverage ratio, with each of these criteria being given equal weight in the evaluation.

Adjusted loan-to-value ratio is an estimate of the collateral value available to support the realizable value of the security. The Company calculates the adjusted loan-to-value ratio for each security using loan-level data that comprises each security. The adjusted loan-to-value ratio is the original loan-to-value ratio adjusted for market-specific home price depreciation and the credit enhancement on the specific tranche of the security owned by the Company. The home price depreciation is derived from the Federal Housing Finance Agency ("FHFA"). FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area ("MSA") and state level. This information is matched to each loan to calculate the home price depreciation. Data is accumulated from the loan level to determine the adjusted loan-to-value ratio for the security as a whole. The Company believes that an adjusted loan-to-value ratio above 85% provides evidence that the collateral value may not provide sufficient cash flows to support our carrying value. The 85% guideline provides for further home price depreciation in future periods beyond our assumptions of current loss trends for residential real estate loans and is consistent with underwriting standards used by the Company to originate new residential mortgage loans. A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio is as follows (in thousands):

     Adjusted LTV    Amortized Cost   Fair Value
        Ratio
 ---------------------------------------------------
   < 70 %             $   49,249       $   45,290
   70 < 75                73,732           56,108
   75 < 80               269,637          214,600
   80 < 85               224,646          171,303
   >= 85                  17,442           10,202
 ---------------------------------------------------
    Total             $  634,706       $  497,503
 ---------------------------------------------------

OTTI charges have been recognized through earnings for estimated credit losses on securities with adjusted loan-to-value ratios in excess of 85%. The remaining impairment represents unrealized losses attributed to factors other than credit losses and are recognized in accumulated other comprehensive losses.

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

We recognized an other-than-temporary impairment loss on certain private-label residential mortgage-backed securities of $3.4 million in earnings during the third quarter of 2009; $1.6 million was related to an initial other-than-impairment charge on one security. The remaining $1.8 million was for additional other-than-temporary impairment due to declines in the projected cash flows on securities identified in previous quarters. We recognized an other-than-temporary impairment loss on mortgage-backed securities of $279 thousand in the second quarter of 2009.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

                                                      Three Months      Nine Months
                                                         Ended             Ended
                                                     September 30,     September 30,
                                                          2009             2009
                                                    ----------------- ----------------
OTTI related to perpetual preferred stocks              $      -      $     (8,008)
OTTI on debt securities due to change in
   intent to sell                                              -            (1,263)
OTTI on debt securities not intended for sale             (6,133)          (52,493)
Less:  Portion of OTTI recognized in
   other comprehensive income                             (2,752)          (41,839)
--------------------------------------------------- ----------------- ----------------
OTTI recognized in earnings related to
   credit losses on debt securities not intended
   for sale                                               (3,381)          (10,654)
--------------------------------------------------- ----------------- ----------------
Total OTTI recognized in earnings                       $ (3,381)     $    (19,925)
--------------------------------------------------- ----------------- ----------------

The following is a tabular rollforward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

                                                         Three Months      Nine Months
                                                            Ended             Ended
                                                        September 30,     September 30,
                                                             2009             2009
                                                       ----------------- ----------------
Balance of credit-related OTTI recognized on
available for sale debt securities at July 1, 2009
and January 1, 2009, respectively                         $ 7,273             $       -
Additions for credit-related OTTI not previously
   recognized                                               1,563                 8,557
Additions for increases in credit-related OTTI
   previously recognized when there
   is no intent to sell and no requirement
   to sell before recovery of
   amortized cost                                           1,818                 2,097
------------------------------------------------------ ----------------- ----------------
Balance of credit-related OTTI recognized on
available for sale debt securities at September 30, 2009  $10,654             $  10,654
------------------------------------------------------ ----------------- ----------------

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at September 30, 2009 (in thousands):

                                             Gross Basis                                         Net Basis(2)
                        ------------------------------------------------------ ----------------------------------------------------
                                    Assets                  Liabilities               Assets                  Liabilities
                        --------------------------- -------------------------- -------------------------- -------------------------
                            Notional(1)     Fair                      Fair                      Fair Value     Notional(1)     Fair
                                          Value      Notional(1)      Value      Notional(1)                                  Value
                        -------------- ------------ ------------ ------------- ----------- -------------- ------------- -----------
Customer Risk
   Management Programs:
Interest rate contracts   $4,851,226     $136,625     $4,849,680   $142,008      $4,851,226  $136,625    $ 4,849,680     $142,008
Energy contracts           4,197,005      618,943      4,198,626    613,144       1,117,398   215,144      1,095,988      214,619
Cattle contracts              57,062        1,650         45,192      1,522          57,062     1,650         45,192        1,522
Foreign exchange
   contracts                  54,068       54,160         54,160     54,160          54,068    54,160         54,160       54,160
CD options                    55,938        4,888         55,938      4,888          55,938     4,888         55,938        4,888
----------------------- -------------- ------------ ------------ ------------- ----------- -------------- ------------- -----------
Total Customer Derivatives
   before cash collateral  9,215,299      816,266      9,203,596    815,722       6,135,692   412,467      6,100,958      417,197
      Less: cash collateral        -            -            -            -               -   (17,089)             -      (22,000)
----------------------- -------------- ------------ ------------ ------------- ----------- -------------- ------------- -----------
Total customer derivatives 9,215,299      816,266      9,203,596    815,722       6,135,692   395,378      6,100,958      395,197
Interest Rate Risk
    Management Programs       98,541        1,732              -          -          98,541     1,732              -            -
----------------------- -------------- ------------ ------------ ------------- ----------- -------------- ------------- -----------
Total Derivative Contracts$9,313,840     $817,998     $9,203,596   $815,722      $6,234,233  $397,110     $6,100,958     $395,197
----------------------- -------------- ------------ ------------ ------------- ----------- -------------- ------------- -----------

(1) Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
(2) Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

                                          Three Months ended          Nine Months ended
                                          September 30, 2009         September 30, 2009
                                     ---------------------------- -------------------------
                                        Brokerage     Gain (Loss)  Brokerage    Gain (Loss)
                                          and            on          and            on
                                        Trading      Derivatives,  Trading      Derivatives,
                                        Revenue           Net      Revenue          Net
                                      ------------- -------------- ---------- --------------
   Customer Risk Management Programs:
      Interest rate contracts           $ (197)       $    -         $1,482     $    -
      Energy contracts                   1,313             -          2,627          -
      Cattle contracts                     196             -            529          -
      Foreign exchange contracts           197             -            371          -
      CD options                             -             -              -          -
------------------------------------ ------------- -------------- ---------- --------------
   Total Customer Derivatives            1,509             -          5,009          -
   Interest Rate Risk Management Programs    -        (2,242)             -    (10,846)
------------------------------------ ------------- -------------- ---------- --------------
   Total Derivative Contracts           $1,509       $(2,242)        $5,009   $(10,846)
------------------------------------ ------------- -------------- ---------- --------------

Interest Rate Risk Management Programs

BOK Financial uses interest rate swaps in managing its interest rate sensitivity. Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.

For the quarters ended September 30, 2009 and 2008, net interest revenue was increased by $2.7 million and $2.4 million, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

The notional and the fair value included in residential mortgage loans held for sale on the balance sheet and related gain (loss) included in mortgage banking revenue due to changes in the fair value of derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales as of September 30, 2009 were (in thousands):

                                          Mortgage Loans Held for Sale  Mortgage Banking Revenue
                                          ---------------------------- --------------------------
                                                                       Three months     Nine months
                                               Notional      Fair         ended            ended
                                                             Value    Sept. 30, 2009   Sept. 30, 2009
                                          --------------- ------------ ------------ -------------
   Mortgage loan commitments                 $159,598        $3,481       $  1,634      $ 1,312
   Forward sales contracts                    310,799        (3,875)        (8,960)      (1,712)
                                                          ------------ ------------ -------------
                                                             $ (394)      $ (7,326)     $  (400)
                                                          ============ ============ =============

(4) Impaired Loans

Impaired Loans

Investments in loans considered to be impaired under FAS 114 were as follows (in thousands):

                             -------------------------------------------
                              September 30,  December 31, September 30,
                                   2009          2008          2008
                             -------------------------------------------

  Investment in loans impaired
     under FAS 114 (all of
     which were on a
     nonaccrual basis)         $357,954       $269,908      $184,333
  Loans with specific reserves
     for loss                  247,309        194,292       119,783
  Specific reserve balance      37,739         28,532        15,552
  No specific related reserve
     for loss                  110,645         75,616        64,544
  Average recorded investment
     in impaired loans         342,921        179,808       150,186

Approximately $123 million of losses on impaired loans with no related specific reserves at September 30, 2009 were charged off against the allowance for loan losses. Interest income recognized on impaired loans was not significant.

(5) Reserve  for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

                                         Three Months ended           Nine Months ended
                                            September 30,               September 30,
                                     ---------------------------- ----------------------------
                                           2009           2008          2009           2008
                                     ------------- -------------- ------------- --------------
   Beginning balance                    $263,309      $154,018       $233,236      $126,677
   Provision for loan losses              53,580        52,712        150,461       127,901
   Loans charged off                     (38,581)      (33,926)      (110,525)      (86,530)
   Recoveries                              2,594        13,712 (1)      7,730        18,468
------------------------------------ ------------- -------------- ------------- --------------
   Ending balance                       $280,902      $186,516       $280,902      $186,516
------------------------------------ ------------- -------------- ------------- --------------

(1) Includes a $7.1 million recovery of a loan charged off in 2005 and a $4.0 million recovery of a loan charged off in 2001.

The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

                                         Three Months ended            Nine Months ended
                                           September 30,                 September 30,
                                     ---------------------------- ----------------------------
                                           2009           2008          2009           2008
                                     ------------- -------------- ------------- --------------
   Beginning balance                    $10,445       $22,545        $15,166       $20,853
   Provision for off-balance sheet
       credit losses                      1,540            (1)        (3,181)        1,691
------------------------------------ ------------- -------------- ------------- --------------
   Ending balance                       $11,985       $22,544        $11,985       $22,544
------------------------------------ ------------- -------------- ------------- --------------

   Provision for credit losses          $55,120       $52,711       $147,280      $129,592

(6) Mortgage Banking Activities

Residential mortgage loans held for sale totaled $172 million and $113 million, and outstanding mortgage loan commitments totaled $216 million and $93 million at September 30, 2009 and 2008, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of September 30, 2009, the unrealized loss recognized on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $3.9 million. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $5.0 million and $26.2 million in the three and nine months ended September 30, 2009. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $1.7 million and $7.2 million in the three and nine months ended September 30, 2008.

At September 30, 2009, BOK Financial owned the rights to service 62,860 mortgage loans with outstanding principal balances of $7.1 billion, including $832 million serviced for affiliates. The weighted average interest rate and remaining term was 5.74% and 289 months, respectively.

For the three and nine months ended September 30, 2009, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $5.2 million and $14.6 million, respectively. For the three and nine months ended September 30, 2008, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $4.4 million and $13.0 million, respectively.

Activity in capitalized mortgage servicing rights during the nine months ending September 30, 2009 is as follows (in thousands):

                                           Capitalized Mortgage Servicing Rights
                                        ----------------------------------------
                                           Purchased     Originated      Total
                                        --------------- ------------ -----------

Balance at December 31, 2008            $     6,353   $    36,399   $    42,752
Additions, net                                    -        32,699        32,699
Change in fair value due to loan runoff      (1,984)      (13,617)      (15,601)
Change in fair value due to market and
   assumption changes                         2,141         4,698         6,839
--------------------------------------- -- ---------- -- ---------- -- ---------
Balance at September 30, 2009           $     6,510   $    60,179   $    66,689
--------------------------------------- -- ---------- -- ---------- -- ---------

Activity in capitalized mortgage servicing rights during the nine months ending September 30, 2008 is as follows (in thousands):

                                          Capitalized Mortgage Servicing Rights
                                        ---------------------------------------
                                           Purchased     Originated       Total
                                        --------------- ------------ ----------

Balance at December 31, 2007            $    13,906   $    56,103   $    70,009
Additions, net                                    -        15,406        15,406
Change in fair value due to loan runoff      (1,719)       (6,933)       (8,652)
Change in fair value due to market and
   assumption changes                        (1,063)       (7,020)       (8,083)
---------------------------------------- -- ---------- -- ---------- -- --------
Balance at September 30, 2008           $    11,124   $    57,556   $    68,680
---------------------------------------- -- ---------- -- ---------- -- --------

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

Fair  value  is  determined  by  discounting   the  projected  net  cash  flows.
Significant assumptions used to determine fair value are:

                                                          September 30, 2009        December 31, 2008        September 30, 2008
                                                        ---------------------     -------------------- -- -----------------------

Discount rate - risk-free rate plus a market premium              10.3%                   9.26%                     9.89%
-------------

Prepayment rate - based upon loan interest rate,
---------------
  original term and loan type                                  8.9% - 25.0%             8.3% - 38.0%             5.5% - 15.4%

Loan servicing costs - annually per loan based upon
--------------------
  loan type                                                     $43 - $66                $43 - $73                 $43 - $73

Escrow earnings rate - indexed to rates paid on deposit
--------------------
  accounts with comparable average life                         2.65%                     2.08%                      3.83%


Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at September 30, 2009 follows (in thousands):

                                               < 5.51%      5.51% - 6.50%    6.51% - 7.50%    > 7.50%       Total
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Fair value                                   $   36,148        $   23,006         $  6,005     $  1,530   $    66,689
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------
Outstanding principal of loans serviced (1)  $3,000,000        $2,339,000         $776,000     $147,000   $ 6,262,000
------------------------------------------ ---------------- --------------- ---------------- ----------- -------------

(1) Excludes outstanding principal of $832 million for loans serviced for affiliates and $28 million of mortgage loans for which there are no capitalized mortgage servicing rights.


(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. The Company recognized periodic pension cost of $0.6 million and $1.8 million during the three and nine months ended September 30, 2009, respectively, and none during the same periods of the prior year. The Company made no Pension Plan contributions during the nine months ended September 30, 2009 and September 30, 2008.

Management has been advised that the maximum and minimum allowable contributions for 2009 are $23 million and $0.4 million, respectively.


(8)  Commitments and Contingent Liabilities

BOSC, Inc. has been joined as a defendant in a putative class action brought on behalf of unit holders of SemGroup Energy Partners, LP in the United States District Court for the Northern District of Oklahoma. The lawsuit is brought pursuant to Sections 11 and 12(a)(2) of the Securities Act of 1933 against all of the underwriters of issuances of partnership units in the Initial Public Offering in July 2007 and in a Secondary Offering in January 2008. BOSC underwrote $6.25 million of units in the Initial Public Offering. BOSC was not an underwriter in the Secondary Offering. Counsel for BOSC believes BOSC has valid defenses to the claims asserted in the litigation and management does not anticipate any material loss.

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company's share of Visa's covered litigation liabilities. This contingent liability totaled $2.1 million at September 30, 2009. During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash. BOK Financial recognized a $2.1 million receivable for its proportionate share of this escrow account.

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

At September 30, 2009, Cavanal Hill Funds' assets included $924 million of U.S. Treasury, $1.1 billion of cash management and $594 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at September 30, 2009. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

The Company has evaluated events from the date of the consolidated financial statements on September 30, 2009 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q on October 30, 2009. No events were identified requiring recognition in and/or disclosure in consolidated financial statements.

(9) Shareholders' Equity

On October 27, 2009, the Board of Directors of BOK Financial Corporation approved a $0.24 per share quarterly common stock dividend. The quarterly dividend will be payable on December 2, 2009 to shareholders of record on November 16, 2009.

Dividends declared during the three and nine months ended September 30, 2009 were $0.24 per share and $0.705 per share, respectively. Dividends declared during the three and nine months ended September 30, 2008 were $0.225 per share and $0.65 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes unrealized gains and losses on available for sale securities and accumulated gains or losses on effective cash flow hedges, including hedges of anticipated transactions. Gains and losses in AOCI are net of deferred income taxes. Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt. Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants.

  (In thousands)                                            Unrealized       Other      Accumulated   Unrealized
                                                            Gain (Loss)      Than        (Loss) on      (Loss)
                                                           On Available    Temporary     Effective        On
                                                             For Sale     Impairment     Cash Flow     Employee
                                                            Securities      Losses        Hedges     Benefit Plans     Total
    -----------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2007                              $ (22,775)    $       -     $  (1,461)    $  (6,998)    $ (31,234)
     Unrealized losses on securities                         (103,379)            -             -             -      (103,379)
     Unrealized gains on cash flow hedges                           -             -           139             -           139
     Tax benefit (expense) on unrealized gains (losses)        29,776             -           (54)            -        29,722
     Reclassification adjustment for losses realized
           and included in net income                          (2,317)            -           214             -        (2,103)
     Reclassification adjustment for tax benefit on
       realized losses                                            689             -           (83)            -           606
  -------------------------------------------------------------------------------------------------------------------------------
   Balance at September 30, 2008                            $ (98,006)    $       -     $  (1,245)    $  (6,998)    $(106,249)
  -------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2008                             $(204,648)    $       -     $  (1,199)    $ (17,039)    $(222,886)
     Unrealized gains on securities                           381,772        13,885             -             -       395,657
     Other-than-temporary impairment losses on securities           -       (41,839)            -             -       (41,839)
     Tax benefit (expense) on unrealized gains (losses)      (128,568)        9,418             -             -      (119,150)
     Reclassification adjustment for (gains) losses
       realized and included in net income                    (19,089)            -           169             -       (18,920)
     Reclassification adjustment for tax expense (benefit)
       on realized gains (losses)                               6,441             -           (66)            -         6,375
  -------------------------------------------------------------------------------------------------------------------------------
  Balance at September 30, 2009                             $  35,908     $ (18,536)    $  (1,096)    $ (17,039)    $    (763)
  -------------------------------------------------------------------------------------------------------------------------------

(10)  Earnings Per Share

Effective January 1, 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Corporation has determined that its outstanding non-vested stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method, the effects of which were not material. The following table presents the computation of basis and diluted earnings per share (dollar in thousands except per share data):

                                                                      Three Months Ended         Nine Months Ended
                                                                  ------------------------------------------------------
                                                                    Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                                                                       2009        2008          2009         2008
                                                                  ------------------------------------------------------
Numerator:
   Net income                                                       $  50,660     $  56,685   $  157,807   $  117,789
   Earnings allocated to participating securities                        (222)         (142)        (637)        (304)
------------------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                                    50,438        56,543      157,170      117,485
Effect of reallocating undistributed earnings of participating securities   -             -            1          (40)
------------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders                                           $  50,438     $  56,543   $  157,171   $  117,445
------------------------------------------------------------------------------------------------------------------------
Denominator:
Weighted average shares outstanding                                67,689,450    67,432,521   67,625,011   67,421,501
Less:  Participating securities included in weighted average
    shares outstanding                                               (297,391)     (169,204)    (273,575)    (115,585)
------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per common share                    67,392,059    67,263,317   67,351,436   67,305,916
    Dilutive effect of employee stock compensation plans (1)          121,641       169,127       98,736      157,096
------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common share                  67,513,700    67,432,444   67,450,172   67,463,012
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $  0.75       $  0.84      $  2.33      $  1.75
------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                            $  0.75       $  0.84      $  2.33      $  1.74
------------------------------------------------------------------------------------------------------------------------
(1) Excludes employee stock options with exercise prices greater
    than current market price.                                      2,461,878     2,892,091    2,860,087    1,149,905

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2009 is as follows (in thousands):

                                                  Net            Other          Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      352,403  $      359,222  $      481,809   $      72,259  $   19,136,023
Unallocated items:
   Tax-equivalent adjustment                        5,879               -               -           5,879               -
   Funds management and other                     167,604           9,680          38,487          79,669       3,813,204
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      525,886  $      368,902  $      520,296   $     157,807  $   22,949,227
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2009 is as follows (in thousands):

                                                 Net            Other           Other
                                               Interest        Operating       Operating       Net Income        Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      111,559  $      117,214  $      170,201   $      15,973  $   18,542,192
Unallocated items:
   Tax-equivalent adjustment                        1,982               -               -           1,982               -
   Funds management and other                      66,920           5,965           8,531          32,705       4,508,342
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      180,461  $      123,179  $      178,732   $      50,660  $   23,050,534
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the nine months ended September 30, 2008 is as follows (in thousands):

                                                  Net            Other           Other         Net Income
                                               Interest        Operating       Operating                         Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      383,112  $      305,395  $      440,780   $     111,107  $   18,576,414
Unallocated items:
   Tax-equivalent adjustment                        6,165               -               -           6,165               -
   Funds management and other                      81,138          (3,117)         36,182             517       2,806,765
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      470,415  $      302,278  $      476,962   $     117,789  $   21,383,179
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).


Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended September 30, 2008 is as follows (in thousands):

                                                  Net            Other           Other         Net Income
                                               Interest        Operating       Operating                         Average
                                                Revenue       Revenue(1)        Expense                          Assets
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------
Total reportable segments                  $      131,779  $       73,191  $      153,404   $      19,910  $   18,994,748
Unallocated items:
   Tax-equivalent adjustment                        1,927               -               -           1,927               -
   Funds management and other                      30,642          52,626          10,886          34,848       2,826,415
                                              ------------ -- ------------ -- ------------- -- ----------- -- --------------

BOK Financial consolidated                 $      164,348  $      125,817  $      164,290   $      56,685  $   21,821,163
                                              ============ == ============ == ============= == =========== == ==============

(1) Excluding financial instruments gains/(losses).

(12) Fair Value Measurements

The following table presents the carrying values and estimated fair values of financial instruments as of September 30, 2009 (dollars in thousands):

                                                              Range of      Average                   Estimated
                                               Carrying     Contractual    Repricing    Discount        Fair
                                                Value          Yields     (in years)      Rate          Value
                                            ---------------------------------------------------------------------
   Cash and cash equivalents                  $1,422,709                                             $1,422,709
   Securities                                 9,018,532                                               9,025,205
    Residential mortgage - held for sale        172,301           -            -            -           172,301
   Loans:
      Commercial                              6,370,056      1.16 -18.00%     0.44     0.25 - 3.81%   6,296,169
      Commercial real estate                  2,560,335      1.50 -18.00      1.19     0.27 - 3.81    2,541,037
       Residential mortgage                    1,829,824     4.00 -12.75      7.07     1.02 - 4.51    2,014,143
      Consumer                                  851,349      2.00 -21.00      1.35        3.81          877,461
 ----------------------------------------------------------------------------------------------------------------
        Total loans                          11,611,564                                              11,728,810

        Reserve for loan losses                (280,902)                                                      -
 ----------------------------------------------------------------------------------------------------------------
    Net loans                                11,330,662                                              11,728,810
    Derivative instruments with positive
      fair value, net of cash margin            397,110                                                 397,110
    Deposits with no stated maturity         11,010,533                                              11,010,533
    Time deposits                             4,084,813      0.03 -  10.00    1.97     0.15 - 2.22    4,103,217
    Other borrowings                          5,388,848      1.13 -  3.52     0.06     0.08 - 0.29    5,277,731
    Subordinated debentures                     398,502         5.58          3.80        1.78          446,650
    Derivative instruments with negative
      fair value, net of cash margin            395,197                                                 395,197
 ----------------------------------------------------------------------------------------------------------------

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of September 30, 2009 (in thousands):


                                                           Quoted Prices    Significant
                                                             in Active         Other         Significant
                                                            Markets for      Observable     Unobservable
                                                  Total      Identical         Inputs          Inputs
                                                            Instruments
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                         $100,898      $ 1,118         $   89,905       $9,875
    Investment securities                       244,774                         244,774
    Available for sale securities:
      U.S. Treasury                               7,052        7,052                  -
      Municipal and other tax-exempt             47,903                          21,696       26,207
      Mortgage-backed securities              8,027,810                       8,027,810
      Other debt securities                      15,862                              33       15,829
      Federal Reserve Bank stock                 32,526                          32,526
      Federal Home Loan Bank stock              146,355                         146,355
      Perpetual preferred stock                  20,038                          20,038
      Equity securities and mutual funds         61,016        8,043             52,973
                                              ----------- ---------------- --------------- ----------------
                                              8,358,562       15,095          8,301,431       42,036

    Mortgage trading securities                 320,971                        320,971
    Mortgage servicing rights                    66,689                                       66,689  (1)
    Derivative contracts                        397,110                        397,110

   Liabilities:
    Certificates of deposit                      98,068                         98,068
    Derivative contracts                        395,197                        395,197

(1) A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

The fair value of assets and liabilities based on significant other observable inputs are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and are based on one or more of the following:

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

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on this evaluation, we determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the Company's 2008 Form 10-K.

The fair value of certain municipal and other debt securities are based on significant unobservable inputs. The Company transferred approximately $44.7 million of trading securities to significant unobservable inputs and recognized a loss of $513 thousand against earnings. Independent pricing of these securities was unavailable due to a lack of observable inputs. These securities were subsequently transferred from trading to available for sale. Inputs used to estimate fair value include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. All of these securities are currently paying in accordance with their respective contractual terms.

The fair value of our trading and available for sale securities valued by significant unobservable inputs is primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack trading volume. Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.74% to 2.85%. Comparable short-term taxable securities available in the market generally yield less than 1%. Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued using a spread of 44 to 51 basis points over yields of comparable securities. Approximately $4.6 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies and are valued using a yield of approximately 363 basis points over comparable municipal securities.

The following represents the changes for the three months ended September 30, 2009 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

                                                                    Available for Sale
                                                                       Securities
                                                 ------------ -----------------------------
                                                                Municipal
                                                    Trading     and other     Other debt
                                                 Securities    tax-exempt     securities
                                                 ------------ -------------- --------------
Balance at June 30, 2009                            $9,950       $  22,602       $ 11,650
Purchases, sales, issuances and settlements, net         -           3,898          4,200
Trading loss recognized in earnings                    (75)              -              -
Other comprehensive income (loss)                        -            (293)           (21)
                                                 ------------ -------------- --------------
Balance at September 30, 2009                       $9,875       $ 26,207        $ 15,829
                                                 ============ ============== ==============

The following represents the changes for the nine months ended September 30, 2009 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

                                                                    Available for Sale
                                                                       Securities
                                                 ------------ -------------- --------------
                                                                Municipal
                                                    Trading     and other     Other debt
                                                 Securities    tax-exempt     securities
                                                  ------------ -------------- --------------
   Balance at December 31, 2008                     $    -       $    -          $   -
   Transfer to significant unobservable inputs      44,715            -              -
   Transfer from trading to available for sale     (34,252)      22,602         11,650
   Purchases, sales, issuances and settlements, net      -        3,898          4,200
   Trading loss recognized in earnings                (588)           -              -
   Other comprehensive income (loss)                     -         (293)           (21)
                                                 ------------ -------------- --------------
   Balance at September 30, 2009                    $9,875     $ 26,207       $ 15,829
                                                 ============ ============== ==============

Certain certificates of deposit were designated as carried at fair value. These certificates have been converted from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At September 30, 2009, the fair value and contractual principal amount of these certificates was $98 million and $97 million, respectively. Change in the fair value of these certificates of deposit resulted in an unrealized gain during the three and nine months ended September 30, 2009 of $120 thousand and $1.8 million, respectively, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.

Assets measured at fair value on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons of completed sales of similar assets, and goodwill, which is based on significant unobservable inputs.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets adjusted to fair value during the quarter ended September 30, 2009:

                                                                                                  Fair Value
                                                                                                Adjustments
                                                    Carrying Value at September 30, 2009     for the three months
                                                  ------------------------------------------
                                                     Level 1       Level 2        Level 3    ended Sept. 30, 2009
                                                  ------------ -------------- -------------- ---------------------
   Impaired loans                                    $   -        $   46,933        $  -             $19,473
   Real estate and other repossessed assets              -            10,562           -               3,460

Fair value adjustments of impaired loans are charged against the allowance for loan losses. Fair value adjustments of real estate and other repossessed assets are charged against operating expenses as net gains, losses and operating expenses of repossessed assets.

(13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                               ------------------------------------------------
                                   2009        2008        2009       2008
                               ------------------------------------------------
 Amount:
    Federal statutory tax       $  27,433   $  27,872   $  85,098   $  59,898
    Tax exempt revenue             (1,127)     (1,062)     (3,381)     (3,186)
    Effect of state income
      taxes, net of federal         1,283         390       5,899       2,828
      benefit
    Utilization of tax credits     (1,338)       (297)     (2,095)       (890)
    Bank-owned life insurance        (820)     (1,211)     (2,460)     (2,961)
    Other, net                       (659)     (2,734)     (1,136)     (1,143)
 ------------------------------------------------------------------------------
      Total                     $  24,772   $  22,958   $  81,925   $  54,546
 ------------------------------------------------------------------------------

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                               ------------------------------------------------
                                   2009        2008        2009       2008
                               ------------------------------------------------
 Percent of pretax income:
    Federal statutory tax            35%        35%          35%        35%
    Tax exempt revenue               (1)        (1)          (1)        (2)
    Effect of state income
      taxes, net of federal           2          1            2          2
      benefit
    Utilization of tax credits       (2)         -           (1)         -
    Bank-owned life insurance        (1)        (2)          (1)        (2)
    Other, net                       (1)        (4)           -         (1)
 ------------------------------------------------------------------------------
      Total                          32%        29%          34%        32%
 ------------------------------------------------------------------------------


(14) Financial Instruments with Off-Balance Sheet Risk

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

As of September 30, 2009, outstanding commitments and letters of credit were as follows (in thousands):

                                             September 30,
                                                2009
                                            --------------
Commitments to extend credit                $  4,963,432
Standby letters of credit                       580,819
Commercial letters of credit                      6,049

Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation ("the Company") reported net income for the third quarter of 2009 of $50.7 million or $0.75 per diluted share. Net income for the second quarter of 2009 totaled $52.1 million or $0.77 per diluted share and $56.7 million or $0.84 per diluted share was recognized for the third quarter of 2008.

Net income for the nine months ended September 30, 2009 totaled $157.8 million or $2.33 per diluted share compared with net income of $117.8 million or $1.74 per diluted share for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2008 was impacted by $67.6 million in pre-tax charges for loan and energy derivative credit exposure related to a customer bankruptcy filing which reduced net income by approximately $43.9 million or $0.65 per diluted share.

Highlights of the third quarter of 2009 included:

o Net interest revenue totaled $180.5 million, up $4.9 million compared to the second quarter of 2009. Net interest margin was 3.63% for the third quarter of 2009, up 8 basis points over the second quarter of 2009 largely due to higher loan yields and lower funding costs.

o Fees and commissions revenue totaled $120.0 million, down $3.1 million from the previous quarter. Mortgage banking revenue decreased $6.7 million due to lower volume of loans originated during the quarter. Brokerage and trading revenue and deposit service charges increased over the previous quarter.

o Operating expenses totaled $178.7 million, up $3.0 million over the second quarter of 2009. Net losses and operating expenses related to repossessed assets and personnel expenses increased over the previous quarter.

o Combined reserve for credit losses totaled $293 million or 2.52% of outstanding loans at September 30, 2009, up from $274 million or 2.27% of outstanding loans at June 30, 2009. Net loans charged off and provision for credit losses were $36.0 million and $55.1 million, respectively, for the third quarter of 2009.

o Non-performing assets totaled $490 million or 4.19% of outstanding loans and repossessed assets at September 30, 2009 compared to $446 million or 3.67% of outstanding loans and repossessed assets at June 30, 2009.

o Available for sale securities totaled $8.4 billion at September 30, 2009, up $1.1 billion since June 30. The increase consisted of $1.0 billion of net securities purchased during the quarter and $159 million net increase in the fair value of securities held in the portfolio. Purchased securities consisted primarily of residential mortgage-backed securities issued by U.S. government agencies.

o Outstanding loan balances were $11.6 billion at September 30, 2009, down $458 million since June 30, 2009. All major loan categories decreased during the third quarter largely due to reduced customer demand, normal repayment trends and management decisions to exit certain loan types.

o Average deposit balances totaled $15.1 billion for the third quarter of 2009, down $202 million compared with average deposits for the second quarter of 2009. Total period-end deposits grew $440 million in the third quarter of 2009 to $15.1 billion at September 30, 2009. Growth in demand and interest-bearing transaction deposits was partially offset by decreases in higher-costing time deposits.

o Tangible common equity ratio and tier 1 common equity ratio increased to 7.78% and 10.45%, respectively, at September 30, 2009 from 7.55% and 9.77%, respectively, at June 30, 2009 largely due to lower unrealized losses on securities. The tangible common equity ratio and tier 1 common equity ratio are non-GAAP measures of capital strength used by the Company and investors based on shareholders' equity as defined by generally accepted accounting principles in the United States of America ("GAAP") minus intangible assets and equity that does not benefit common shareholders such as preferred equity and equity provided by the U.S. Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program. We chose not to participate in the TARP Capital Purchase Program. Tier 1 capital ratios were 10.56% at September 30, 2009 and 9.86% at June 30, 2009.

o The Company paid a cash dividend of $16.3 million or $0.24 per common share during the third quarter of 2009. On October 27, 2009, the board of directors declared a cash dividend of $0.24 per common share payable on or about December 2, 2009 to shareholders of record as of November 16, 2009.


Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $180.5 million for the third quarter of 2009, up $16.1 million or 10% over the third quarter of 2008 and $4.9 million over the second quarter of 2009. The increase in net interest revenue over the third quarter of 2008 was due to growth in average earning assets and a 15 basis point improvement in net interest margin.

Average earning assets for the third quarter of 2009 increased $1.2 billion or 6% compared to the third quarter of 2008, primarily due to a $2.0 billion increase in average securities. Average available for sale securities, which consist largely of U.S. government agency issued mortgage-backed securities, increased $1.8 billion. We purchase securities to supplement earnings, especially during periods of declining loan demand, and to manage the Company's interest rate risk. Average loans, net of allowance for loan losses, decreased $808 million compared to the third quarter of 2008 primarily due to growth in residential mortgage loans offset by decreases in commercial, commercial real estate and consumer loans.

Growth in average earning assets was funded primarily by a $870 million increase in average deposits and a $416 million decrease in average margin assets held as part of our customer derivatives programs. Average demand deposits increased $653 million and average interest-bearing transaction accounts increased $597 million over the third quarter of 2008. Average time deposits decreased $388 million compared with the third quarter of 2008.

Average earning assets for the third quarter of 2009 decreased $237 million compared to the second quarter of 2009, primarily due to a $406 million increase in average securities, offset by a $524 million decrease in average loans, net of allowance for loan losses and a $110 million decrease in residential mortgage loans held for sale. Growth in average securities was due to purchases of additional U.S. government agency issued mortgage-backed securities as well as increases in the fair value of securities held by the Company. The average balance of all major loan categories declined in the third quarter of 2009. Average deposits decreased $202 million compared with the second quarter of 2009, including a $209 million increase in average demand deposits, a $308 million increase in average interest-bearing transaction accounts, offset by a $719 million decrease in average time deposits. We chose not to renew certain higher-costing time deposits as they matured. Average funds purchased, repurchase agreements and other borrowed funds increased $189 million from the second quarter of 2009.

Net interest margin was 3.63% for the third quarter of 2009, 3.55% for the second quarter of 2009 and 3.48% for the third quarter of 2008. Growth in the net interest margin was due primarily to lower funding costs and improved loan yields.

The cost of interest-bearing liabilities was 1.09% for the third quarter of 2009, down 132 basis points from the third quarter of 2008. The cost of interest bearing deposits decreased 116 basis points to 1.23% and the cost of funds purchased and other borrowings decreased 160 basis points to 0.77%. The cost of interest-bearing liabilities for the third quarter of 2009 was also down 22 basis points from the second quarter of 2009. The cost of interest-bearing deposits decreased 26 basis points and the cost of funds purchased and other borrowings decreased 9 basis points.

The tax-equivalent yield on earning assets was 4.54% for the third quarter of 2009, down 101 basis points from the third quarter of 2008. Loan yields decreased 102 basis points from the third quarter of 2008 to 4.67%. However, loan spreads continue to improve. The securities portfolio yield was 4.21%, down 94 basis points over the third quarter of 2008. Our securities re-price as cash flow received is reinvested at current market rates. The resulting change in yield on the securities portfolio occurs more slowly and may not immediately move in the same direction as changes in market rates. The tax-equivalent yield on earning assets for the third quarter of 2009 was down 11 basis points from the second quarter of 2009. Yield on the securities portfolio dropped by 33 basis points while yield on the loan portfolio increased by 3 basis points. The benefit to the net interest margin from earning assets funded by non-interest bearing liabilities was 18 basis points in the third quarter of 2009 compared with 34 basis points in the third quarter of 2008 and 21 basis points in the preceding quarter.

We regularly model the effects of changes in interest rates on net interest revenue. Based on this modeling, we expect net interest revenue to increase slightly over a one-year forward looking period. However, other factors such as loan spreads, deposit product mix, the overall balance sheet composition and changes in the spread among various funding sources may affect our general expectation.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates. Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, meaning that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities to offset the short-term nature of the majority of the Company's funding sources. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $95 million convert certain fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates. Net interest revenue increased $2.7 million in the third quarter of 2009, $3.9 million in the second quarter of 2009, $2.4 million in the third quarter of 2008 from periodic settlements of these contracts. This increase in net interest revenue contributed 5 basis points to net interest margin in the third quarter of 2009, 8 basis points to net interest margin in the second quarter of 2009, and 5 basis points to the third quarter of 2008. These derivative contracts are carried on the balance sheet at fair value. Changes in the fair value of these contracts are reported in income as derivatives gains or losses.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in the following table and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

---------------------------------------------------------------------------------------------------------------------
Table 1 - Volume / Rate Analysis
(In thousands)
                                                   Three Months Ended                   Nine Months Ended
                                               September 30, 2009 / 2008            September 30, 2009 / 2008
                                           --------------------------------------------------------------------------
                                                         Change Due To (1)                      Change Due To (1)
                                           --------------------------------------------------------------------------
                                                                     Yield /                                 Yield
                                              Change     Volume       Rate          Change      Volume       /Rate
                                           --------------------------------------------------------------------------
Tax-equivalent interest revenue:
  Securities                               $    3,162 $  19,970   $ (16,808)     $   19,691  $   50,198  $  (30,507)
  Trading securities                             (166)      (20)       (146)          (864)        976      (1,840)
  Loans                                       (39,781)   (8,266)    (31,515)      (127,016)      3,907    (130,923)
  Funds sold and resell agreements               (272)      (25)       (247)        (1,423)       (292)     (1,131)
---------------------------------------------------------------------------------------------------------------------
Total                                         (37,057)   11,659     (48,716)      (109,612)     54,789    (164,401)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Transaction deposits                        (16,517)    1,792     (18,309)       (57,727)      4,853     (62,580)
  Savings deposits                                 56         9          47           (118)         18        (136)
  Time deposits                               (16,409)   (2,687)    (13,722)       (32,315)     12,890     (45,205)
  Federal funds purchased and
   repurchase agreements                      (13,436)   (2,239)    (11,197)       (47,385)     (7,076)    (40,309)
  Other borrowings                             (6,924)    2,879      (9,803)       (27,235)      5,236     (32,471)
  Subordinated debentures                           5         9          (4)           (17)         (2)        (15)
---------------------------------------------------------------------------------------------------------------------
Total                                         (53,225)     (237)    (52,988)      (164,797)     15,919    (180,716)
---------------------------------------------------------------------------------------------------------------------
  Tax-equivalent net interest revenue          16,168    11,896       4,272         55,185      38,870      16,315

Change in tax-equivalent adjustment               (55)                                 286
---------------------------------------------------------------------------------------------------------------------
Net interest revenue                       $   16,113                            $  55,471
---------------------------------------------------------------------------------------------------------------------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $131.8 million for the third quarter of 2009 compared to $132.3 million for the third quarter of 2008. Fees and commissions revenue decreased $6.7 million or 5% compared with the third quarter of 2008. Net gains on securities, derivatives and other assets increased $6.2 million over the third quarter of 2008. Other operating revenue increased $3.8 million compared to the second quarter of 2009, including a $6.9 million increase in net gains on securities, derivatives and other assets partially offset by a $3.1 million decrease in fees and commissions revenue.

Fees and commissions revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40% of total revenue, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives, for the third quarter of 2009. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding penetration into markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

------------------------------------------------------------- -------------- ------------- ------------ ----------------- --------
Table 2 - Other Operating Revenue
(In thousands)
                                            Three Months Ended                            Three Months
                                              September 30,        Increase    % Increase    Ended         Increase    % Increase
                                          -----------------------                           June 30,
                                             2009        2008     (Decrease)   (Decrease)     2009         (Decrease)   (Decrease)
                                          ----------- ----------- ------------ ------------------------ ------------ ------------
 Brokerage and trading revenue              $ 24,944     $30,846    $ (5,902)        (19%)    $ 21,794      $ 3,150          14%
 Transaction card revenue                     26,264      25,632         632           2%       27,533       (1,269)         (5%)
 Trust fees and commissions                   16,315      20,100      (3,785)        (19%)      16,860         (545)         (3%)
 Deposit service charges and fees             30,464      30,404          60           0%       28,421        2,043           7%
 Mortgage banking revenue                     13,197       7,145       6,052          85%       19,882       (6,685)        (34%)
 Bank-owned life insurance                     2,634       2,829        (195)         (7%)       2,418          216           9%
 Margin asset fees                                51       1,934      (1,883)        (97%)          68          (17)        (25%)
 Other revenue                                 6,087       7,768      (1,681)        (22%)       6,124          (37)         (1%)
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------
   Total fees and commissions revenue        119,956     126,658      (6,702)         (5%)     123,100       (3,144)         (3%)
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------
Gain (loss) on other assets                    3,223        (841)      4,064         N/A           973        2,250          N/A
Gain (loss) on derivatives, net                 (294)      4,366      (4,660)        N/A        (1,037)         743          N/A
Gain on available for sale securities          8,706         917       7,789         N/A        16,670       (7,964)         N/A
Gain (loss) on mortgage hedge securities       3,560       1,186       2,374         N/A       (10,199)      13,759          N/A
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------
Gain (loss) on securities, net                12,266       2,103      10,163         N/A         6,471        5,795          N/A
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------
Total other-than-temporary impairment         (6,133)           -     (6,133)        N/A        (1,263)     (4,870)          N/A
Portion of loss recognized in other
   comprehensive income                       (2,752)           -     (2,752)        N/A           279      (3,031)          N/A
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------
Net impairment losses recognized in
    earnings                                  (3,381)           -     (3,381)        N/A        (1,542)     (1,839)          N/A
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------
     Total other operating revenue         $ 131,770   $ 132,286      $ (516)          0%    $ 127,965    $  3,805            3%
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------

Gain (loss) on change in fair value
   of mortgage servicing rights              $(2,981)   $ (5,554)    $ 2,573         N/A       $ 7,865    $(10,846)          N/A
----------------------------------------- ----------- ----------- ------------ ------------------------ ------------ ------------

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Brokerage and trading revenue decreased $5.9 million or 19% over the third quarter of 2008. Revenue for the third quarter of 2008 included a $6.7 million net benefit from changes in the fair value derivative contracts related to the SemGroup LP and Lehman Brothers bankruptcies. Securities trading increased $4.4 million or 41% over the third quarter of 2008. Increased mortgage lending activity increased the level of securities transactions by our mortgage banking customers. Excluding the impact of the SemGroup LP and Lehman Brothers bankruptcies, customer hedging revenue decreased $5.5 million compared to the third quarter of 2008. Customer hedging revenue in the third quarter of 2008 benefitted from strong market volatility in both crude oil and natural gas. Low commodity prices in the third quarter 2009 reduced the level of customer hedging activity. Investment banking revenue and retail brokerage fees increased $1.3 million and $596 thousand, respectively, compared to the third quarter of 2008.

Brokerage and trading revenue increased $3.2 million compared with the second quarter of 2009, including $2.2 million in increased investment banking activity and a $773 thousand increase in securities trading revenue. Increased retail brokerage fees were largely offset by a decrease in derivative fee income in the third quarter of 2009.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served. Transaction card revenue increased $632 thousand or 2% over the prior year primarily due to a $435 thousand increase in ATM network revenue and a $236 thousand increase in check card revenue. Transaction card revenue declined $1.3 million compared the second quarter of 2009, primarily due to a decline in ATM network revenue.

Trust fees declined $3.8 million or 19% compared to the prior year. In the third quarter of 2009, approximately $1.1 million of fees related to administration of the Cavanal Hill Funds and our cash management sweep fund were voluntarily waived in order to maintain positive yields on these funds in the current low short-term interest rate environment. The remaining decline is primarily due to decreases in the fair value of all trust assets administered by the Company, which is the basis for a significant portion of trust fees and commissions revenue. The decline in the fair value of trust assets was primarily due to current market conditions. The fair value of trust assets administered by the Company totaled $29.9 billion at September 30, 2009 compared with $33.2 billion at September 30, 2008 and $29.2 billion at June 30, 2009.

Deposit service charges and fees were flat compared to the third quarter of 2008. Increased commercial account service charge revenue was largely offset by decreases in overdraft fees due to lower transaction volume. Increases in commercial account service charge revenue was primarily related to a partial pass-through of the FDIC special assessment. This was partially offset by an increase in the earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances. Average commercial demand deposit account balances were up $642 million over the third quarter of 2008.

Deposit service charges and fees increased $2.0 million compared to the second quarter of 2009 primarily due to a $1.7 million increase in overdraft fees as a result of an increase in the per item fee and marginally higher transaction volume. Commercial account service charge revenue also increased during the third quarter of 2009 related to the partial pass-through of the FDIC special assessment, partially offset by an increase in the earnings credit. Average commercial demand deposit account balances were up $255 million over the second quarter of 2009.

Federal legislation is being considered that may significantly reduce future overdraft fee revenue. The full effect of this legislation, if enacted, cannot be quantified at this time. Federal legislation is being considered that may significantly reduce future overdraft fee revenue. The full effect of this legislation, if enacted, cannot be quantified at this time. Overdraft fee revenue for the three months and nine months ended September 30, 2009 was $19.9 million and $54.5 million, respectively.

Mortgage banking revenue increased $6.1 million compared to the third quarter of 2008 and declined $6.7 million compared to the second quarter of 2009. Revenue from originating and marketing mortgage loans increased $5.3 million compared to the third quarter of 2008. Revenue from originating and marketing mortgage loans decreased $7.1 million compared to the second quarter of 2009. Mortgage loans originated for sale in the secondary market totaled $536 million for the third quarter of 2009, $1.0 billion for the second quarter of 2009 and $258 million in the third quarter of 2008. Mortgage loan originations slowed in the third quarter of 2009, but remained well above historical levels due to government initiatives to lower national mortgage interest rates. Mortgage loan servicing revenue totaled $5.2 million for the third quarter of 2009, $4.8 million for the second quarter of 2009 and $4.4 million for the third quarter of 2008. The outstanding principal balance of mortgage loans serviced for others totaled $6.3 billion at September 30, 2009, $6.1 billion at June 30, 2009, and $5.2 billion at September 30, 2008. Growth in mortgage loans serviced for others is due to retaining mortgage servicing rights from mortgage loans originated. No mortgage loan servicing rights were purchased in 2008 or 2009.

Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $189 million for the third quarter of 2009 compared with $532 million for the third quarter of 2008. The decrease in revenue earned on margin assets is offset by an increase in net interest revenue due to lower costs to fund the margin assets.

Net gains on securities, derivatives and other assets

Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value. Changes in fair value of these securities are recognized in earnings as they occur. For the third quarter of 2009, gains on our mortgage hedge securities of $3.6 million were partially offset with losses on the change in the fair value of our mortgage servicing rights of $3.0 million.

We recognized $8.7 million of net gains on sales of $377 million of available for sale securities in the third quarter of 2009. These securities were purchased at deep discounts near the beginning of the recent market disruption. In general, securities sold were low coupon mortgage-backed securities. These were replaced with higher coupon securities that will have superior future total return.

We recognized an other-than-temporary impairment loss on certain private-label residential mortgage-backed securities of $3.4 million in earnings during the third quarter of 2009; $1.6 million was related to an initial other-than-temporary-impairment charge on one security. The remaining $1.8 million was for additional other-than-temporary impairment due to declines in the projected cash flows on securities identified in previous quarters. We recognized an other-than-temporary impairment loss on mortgage-backed securities of $279 thousand in the second quarter of 2009.

Net gains or losses on derivatives consist of fair value adjustments of all our derivatives used to manage interest rate risk and certain liabilities we have elected to carry at fair value. Derivative instruments generally consist of interest rate swaps where we pay a variable rate based on LIBOR and receive a fixed rate. The fair value of these swaps generally decrease in value as interest rates rise resulting in a loss to the Company and increase in value as interest rates fall resulting in a gain to the Company. Certain certificates of deposit have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on our intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. As interest rates fall, the fair value of these fixed-rate certificates of deposit generally increases and we recognize a loss. Conversely, as interest rates rise, the fair value of these fixed-rate certificates of deposit generally decrease in value and we recognize a gain.

Net gain on other assets is primarily related to a $3.5 million improvement of the fair value of our private equity funds; $2.9 million of the improvement is allocated to limited partners through Non-controlling interest, net on the Statement of Earnings.

Other Operating Expense

Other operating expense increased $14.4 million or 9% compared with the third quarter of last year. Excluding changes in the fair value of mortgage servicing rights, other operating expense increased $17.0 million or 11%. Personnel expense increased $10.5 million or 12% compared with the third quarter of 2008 and non-personnel expense, excluding changes in the fair value of mortgage servicing rights, increased $8.3 million or 12% primarily due to an increase in FDIC assessments and net losses and operating expenses related to repossessed assets.

Other operating expense increased $3.0 million or 2% over the second quarter of 2009. Personnel expense increased $1.8 million and net losses and operating expenses of repossessed assets increased $2.5 million. A decrease in FDIC special assessment expense was largely offset by changes in the fair value of mortgage servicing rights.

---------------------------------------------- ---------- ----------- ------------ ------------ ----------- ------------
Table 3 - Other Operating Expense
(In thousands)
                                       Three Months                        %                                     %
                                   Ended September 30,     Increase    Increase     June 30,     Increase    Increase
                                  -----------------------
                                     2009        2008     (Decrease)  (Decrease)      2009      (Decrease)  (Decrease)
                                  ------------ ---------- ----------- ------------ ------------ ----------- ------------
 Regular compensation                 $59,227    $55,435      $3,792           7%     $ 58,573      $  654           1%
 Incentive compensation:
   Cash-based                          20,835     20,110         725           4%       20,427         408           2%
   Stock-based                          3,808         68       3,740          N/A        2,443       1,365          56%
--------------------------------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
 Total incentive compensation          24,643     20,178       4,465          22%       22,870       1,773           8%
 Employee benefits                     14,142     11,936       2,206          18%       14,748       (606)         (4%)
--------------------------------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
 Total personnel expense               98,012     87,549      10,463          12%       96,191       1,821           2%
 Business promotion                     4,827      5,837     (1,010)        (17%)        4,569         258           6%
 Professional fees and services         7,555      6,501       1,054          16%        7,363         192           3%
 Net occupancy and equipment           15,884     15,570         314           2%       15,973        (89)         (1%)
 Insurance                              6,092      2,436       3,656         150%        5,898         194           3%
 FDIC special assessment                    -          -           -          N/A       11,773    (11,773)       (100%)
 Data processing &
   communications                      20,413     19,911         502           3%       20,452        (39)          - %
 Printing, postage and supplies         3,716      4,035       (319)         (8%)        4,072       (356)         (9%)
 Net (gains) losses and operating
   expenses of repossessed assets       3,497      (136)       3,633          N/A          996       2,501         251%
 Amortization of intangible
   assets                               1,686      1,884       (198)        (11%)        1,686           -          - %
 Mortgage banking costs                 8,065      5,811       2,254          39%        9,336     (1,271)        (14%)
 Change in fair value of
    mortgage servicing rights           2,981      5,554     (2,573)        (46%)      (7,865)      10,846       (138%)
 Visa retrospective responsibility
    obligation                              -      1,700     (1,700)       (100%)            -           -          N/A
 Other expense                          6,004      7,638     (1,634)        (21%)        5,326         678          13%
--------------------------------- ------------ ---------- ----------- ------------ ------------ ----------- ------------
 Total other operating expense       $178,732  $ 164,290   $ 14,442            9%    $175,770     $  2,962           2%
--------------------------------- ------------ ---------- ----------- ------------ ------------ ----------- ------------

 Number of employees
 (full-time equivalent)                 4,422      4,231         191           5%       4,434         (12)           -%
--------------------------------- ------------ ---------- ----------- ------------ ------------ ----------- ------------

Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation expense, which consists of salaries and wages, overtime pay and temporary personnel costs, increased $3.8 million or 7% over the third quarter of 2008 primarily due to head count and standard annual merit increases which were effective in the second quarter of 2009. The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation increased $4.5 million or 22% compared to the third quarter of 2008. Cash-based incentive compensation are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. The increase in cash-based incentive compensation over the third quarter of 2008 included a $1.8 million decrease in commissions and incentives related to brokerage and trading revenue, offset by net increases in all other cash-based incentive compensation.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards increased $3.6 million compared with the third quarter of 2008 due to changes in the market value of BOK Financial common stock and other investments. The market value of BOK Financial common stock increased $8.83 per share in the third quarter of 2009 and decreased $5.04 per share in the third quarter of 2008. Compensation expense for equity awards increased $91 thousand compared with the third quarter of 2008. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Compared to the third quarter of 2008, employee benefit expense increased primarily due to increased expenses related to medical insurance costs, employee retirement plans and payroll taxes. Medical insurance costs were up $1.1 million or 27%. The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $1.8 million or 2% compared with the second quarter of 2009 primarily due an increase in stock-based incentive compensation.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $6.6 million compared to the third quarter of 2008 primarily due to a $3.6 million increase in regular FDIC insurance premiums related to previously announced increases in deposit insurance premiums, a $3.6 million increase in net losses and operating expenses on repossessed assets and a $2.3 million increase in mortgage banking costs. Growth in non-personnel operating expense was partially offset by a $1.0 million decrease in business promotion expense primarily due to timing. Growth in mortgage banking costs included the effects of actual loan prepayments on mortgage servicing rights, provision for losses on mortgage loans sold with recourse and other costs related to increased production volume. Net losses and operating expenses on repossessed assets increased primarily due to a $61 million increase in real estate and other repossessed assets.

As a member of Visa, we are obligated for a proportionate share of certain covered litigation costs incurred by Visa under the retrospective responsibility plan. In the third quarter of 2008, we recognized an accrual of $1.7 million related to our portion of expected litigation costs which was subsequently reversed in the fourth quarter of 2008.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $9.7 million compared to the second quarter of 2009 primarily due to the $11.8 million FDIC special assessment recognized in the second quarter of 2009 and lower mortgage banking costs related to decreased mortgage loan originations in the third quarter of 2009, partially offset by a $2.5 million increase in net losses and operating expenses on repossessed assets.

Income Taxes

Income tax expense was $24.8 million or 32% of book taxable income for the third quarter of 2009 compared with income tax expense of $23.0 million or 29% of book taxable income for the third quarter of 2008 and income tax expense of $28.3 million or 35% of book taxable income for the second quarter of 2009. Income tax expense for the third quarter of 2009 was reduced by $2.0 million for the effect of additional federal and state income tax credits. Income tax expense for the quarter would have been $26.8 million or 34% of book taxable income excluding these credits. The statute of limitations expired on an uncertain tax position and we adjusted our current income tax liability to amounts on filed tax returns for 2007 during the third quarter of 2008. Income tax expense would have been $26.6 million or 33% of book taxable income for the third quarter of 2008, excluding these items.

We operate in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations. The reserve for uncertain tax positions was approximately $13 million at September 30, 2009 and was largely unchanged from December 31, 2008.

Lines of Business

We operate three principal lines of business: commercial banking, consumer banking and wealth management. Our principal lines of business have been re-defined from the previous year to better present our organization as it has grown in markets outside of Oklahoma. The prior year information has been revised for consistent presentation. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund network. Consumer banking includes retail lending and deposit services, all mortgage banking activities and our indirect automobile lending products. Wealth management provides fiduciary services, brokerage and trading, private financial services and investment advisory services in all markets.

In addition to our lines of business, we have a funds management unit. The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for funds management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business. Funds management and other also included the FDIC special assessment charge in the second quarter of 2009. Regular increases in FDIC insurance assessments are charged to the business units.

We allocate resources and evaluate performance of our lines of business after allocation of funds, certain indirect expenses, taxes based on statutory rates, actual net credit losses and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

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

As shown in the following table, net income attributable to our lines of business decreased $3.9 million or 20% compared to the third quarter of 2008. The decrease was due primarily to less net interest revenue attributed to the lines of business and more net interest revenue attributed to the funds management unit. Total tax-equivalent net interest revenue recognized by the lines of business decreased to $112 million for the third quarter of 2009 from $132 million for the third quarter of 2008. Tax-equivalent net interest revenue recognized by the funds management unit increased to $70 million during the third quarter of 2009 from $34 million in the third quarter of 2008. Lower market interest rates decrease the transfer pricing credit provided to business units that generate lower-costing funds for the Company. This tends to shift revenue from units that provide funds to the Company. In addition, net interest revenue in the business units was reduced by a decrease in average loan balances while net interest revenue in the funds management unit increased due to growth in the securities portfolio. Net income of the business units also decreased due to higher net loans charged-off and operating expenses.

------------------------------------------------------ ------------------------------ ---------------------------
Table 4 - Net Income (Loss) by Line of Business
(In thousands)                                              Three months ended            Nine months ended
                                                               September 30,                September 30,
                                                           2009            2008           2009          2008
                                                       ------------ ----------------- ------------ --------------
Commercial banking                                       $ 10,500    $   5,192         $  43,516    $  59,503
Consumer banking                                            2,428        6,634            18,478       25,376
Wealth management                                           3,045        8,084            10,265       26,228
------------------------------------------------------ ------------ ----------------- ------------ --------------
     Subtotal                                              15,973       19,910            72,259      111,107
Funds management and other                                 34,687       36,775            85,548        6,682
------------------------------------------------------ ------------ ----------------- ------------ --------------
     Total                                               $ 50,660     $ 56,685          $157,807     $117,789
------------------------------------------------------ ------------ ----------------- ------------ --------------

Commercial Banking

Commercial banking contributed $10.5 million and $5.2 million to consolidated net income for the third quarters of 2009 and 2008, respectively. Net interest revenue decreased $11.1 million compared to the third quarter of 2008. Other operating revenue increased $36.4 million over the third quarter of 2008, which was impacted by a $45 million write down of customer hedging derivative contracts. Commercial banking net income was also reduced by pre-tax charges for credit losses of $27.8 million in 2009 and $15.5 million in 2008.

Table 5   Commercial Banking
            (Dollars in Thousands)
                                           Three Months ended                            Nine Months ended
                                             September 30,             Increase            September 30,            Increase
                                      -----------------------------                 -----------------------------
                                          2009           2008         (Decrease)        2009           2008        (Decrease)
                                      -------------- -------------- --------------- -------------- -------------- -------------
NIR (expense) from external sources      $   87,022     $  114,062     $  (27,040)     $  259,637     $  346,315    $ (86,678)
NIR (expense) from internal sources        (15,219)       (31,150)          15,931       (41,169)      (109,937)        68,768
------------------------------------- -------------- -------------- --------------- -------------- -------------- -------------

Total net interest revenue                   71,803         82,912        (11,109)        218,468        236,378      (17,910)

Other operating revenue                      32,789        (3,610)          36,399        100,051         72,120        27,931
Operating expense                            56,567         55,364           1,203        166,321        160,592         5,729
Net loans charged off                        27,819         15,526          12,293         76,832         55,739        21,093
Gain on financial instruments, net                -              -               -              -          4,689       (4,689)
Gain (loss) on repossessed
   assets, net                              (3,020)             86         (3,106)        (4,145)            531       (4,676)
------------------------------------- -------------- -------------- --------------- -------------- -------------- -------------
Income before taxes                          17,186          8,498           8,688         71,221         97,387      (26,166)
Federal and state income tax                  6,686          3,306           3,380         27,705         37,884      (10,179)
------------------------------------- -------------- -------------- --------------- -------------- -------------- -------------

Net income                               $   10,500      $   5,192       $   5,308     $   43,516     $   59,503  $   (15,987)
------------------------------------- -------------- -------------- --------------- -------------- -------------- -------------

Average assets                           $9,580,929    $11,132,506    $(1,551,577)    $10,057,700    $10,819,122   $ (761,422)
Average loans                             8,932,705      9,770,126       (837,421)      9,387,126      9,595,689     (208,563)
Average deposits                          5,663,758      4,926,125         737,633      5,219,094      4,613,055       606,039
Average invested capital                  1,045,520      1,098,600        (53,080)      1,031,220      1,094,790      (63,570)
Return on average assets                     0.43%           0.19%         25 b.p.       0.58%            0.74%      (16 b.p.)
Return on invested capital                   3.98%           1.87%        211 b.p.       5.64%            7.27%     (162 b.p.)
Efficiency ratio                            54.08%          69.81%     (1,573 b.p).      52.22%           52.06%        16 b.p.
Net charge-offs (annualized) to
average loans                                1.25%           0.64%         61 b.p.        1.64%            1.16         48 b.p.

Average earning assets decreased $1.1 billion or 11% primarily due to decrease in average loans and average funds sold and resell agreements. The impact of this decrease was partially offset by improving loan spreads. Decreases in average earning assets combined with changes in the internal transfer pricing credit to reduce net interest revenue by $11.1 million.

Excluding the impact of the $45 million writedown of customer hedging derivatives in the third quarter of 2008, other operating revenue decreased $8.8 million compared to the third quarter of 2008. Energy derivative income and related margin interest fees declined $7.2 million compared to the third quarter of 2008 due to declines in energy derivative activity and their associated fees due to low commodity prices. Operating expenses were up $1.2 million compared to the third quarter of 2008 largely due to increased FDIC insurance expenses as a result of an increase in deposit balances and the regular assessment rate. Repossession expenses were also up over the third quarter of 2008 as average repossessed asset balances increased $60 million over the third quarter of 2008. The increase in net loans charged off was due primarily to increased losses on commercial real estate loans.

The average outstanding balance of loans attributed to commercial banking was $8.9 billion for the third quarter of 2009, down $837 million or 9% compared to the third quarter of 2008. Energy loans averaged $1.8 billion, an increase of $41 million or 2% over the third quarter of 2008. Commercial real estate loans decreased $120 million or 7% compared to the second quarter of 2008 to $1.6 billion. Average commercial and industrial loans, excluding energy, of $3.5 billion were down $106 million or 3% compared to the third quarter of 2008. Agricultural loans decreased $95 million or 38% compared to the third quarter of 2008 to $158 million. Small business loans averaged $1.7 billion, a decrease of $514 million or 23% compared to the third quarter of 2008.

Average deposits attributed to commercial banking were $5.7 billion for the third quarter of 2009, up $738 million or 15% over the third quarter of 2008. Average balances attributed to our commercial and industrial customers increased $771 million or 92%. Average balances attributable to our small business customers increased $188 million or 11% and average deposit balances of our commercial real estate customers increased $45 million or 23%. Treasury services deposit balances decreased $163 million or 11%. Deposit balances attributed to our energy customers decreased by $76 million or 14%.

Consumer Banking

Consumer banking services are provided through four primary distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking. Consumer banking contributed $2.4 million to consolidated net income for the third quarter of 2009, down $4.2 million compared to the third quarter of 2008.

Table 6   Consumer Banking
            (Dollars in Thousands)
                                                Three Months ended                         Nine Months ended
                                                  September 30,            Increase          September 30,          Increase
                                          -------------------------------             ----------------------------
                                               2009            2008       (Decrease)      2009          2008       (Decrease)
                                          --------------- --------------- ----------- ------------- -------------- ------------
NIR (expense) from external sources           $   15,066      $   10,223    $ 4,843      $  40,266      $  22,243    $ 18,023
NIR (expense) from internal sources               14,892          27,445    (12,553)        61,000         91,662     (30,662)
----------------------------------------- --------------- --------------- ----------- ------------- -------------- ------------

Total net interest revenue                        29,958          37,668     (7,710)       101,266        113,905     (12,639)

Other operating revenue                           43,578          37,923      5,655        138,495        112,574      25,921
Operating expense                                 63,755          55,733      8,022        190,143        163,269      26,874
Net loans charged off                              7,079           4,638      2,441         18,316         11,050       7,266
Increase (decrease) in fair value of
   mortgage service rights                        (2,981)         (5,554)     2,573          6,839         (8,083)     14,922
Gain (loss) on financial instruments, net          3,560           1,186      2,374         (8,758)        (2,565)     (6,193)
Gain on repossessed assets, net                      693               5        688            859             20         839
----------------------------------------- --------------- --------------- ----------- ------------- -------------- ------------
Income before taxes                                3,974          10,857     (6,883)        30,242         41,532     (11,290)
Federal and state income tax                       1,546           4,223     (2,677)        11,764         16,156      (4,392)
----------------------------------------- --------------- --------------- ----------- ------------- -------------- ------------

Net income                                    $    2,428  $        6,634   $ (4,206)     $  18,478      $  25,376   $  (6,898)
----------------------------------------- --------------- --------------- ----------- ------------- -------------- ------------

Average assets                              $  6,155,932     $ 5,746,253    $409,679   $ 6,129,530     $5,707,846    $ 421,684
Average loans                                  2,303,654       2,531,420    (277,766)    2,524,782      2,496,421       28,361
Average deposits                               6,089,389       5,695,593     393,796     6,064,534      5,662,514      402,020
Average invested capital                         252,620         243,100       9,520       248,480        229,700       18,780
Return on average assets                          0.16%           0.46%     (30 b.p.)        0.40%         0.59%       (19 b.p.)
Return on invested capital                        3.81%          10.83%    (702 b.p.)        9.94%        14.77%      (483 b.p.)
Efficiency ratio                                 86.70%          73.73%   1,297 b.p.        79.31%        72.09%       722 b.p.
Net charge-offs (annualized) to average
loans                                             1.23%           0.73%      50 b.p.         1.45%         0.89%        56 b.p.
Mortgage loans funded                        $   536,173      $  258,171    $278,002   $ 2,268,006      $ 803,725  $ 1,464,281

                                    September 30,   September 30,    Increase
                                        2009            2008        (Decrease)
                                   -------------- ---------------- ------------
Branch locations                              179              173            6
Mortgage loan servicing portfolio     $ 6,339,764      $ 5,167,584  $ 1,172,180

Net interest revenue from consumer banking activities decreased $7.7 million or 20% compared to the third quarter of 2008. Average earning assets increased $410 million or 7% from the third quarter of 2008 due to increases in mortgage hedge securities held as an economic hedge of our mortgage servicing rights and funds sold to the funds management unit. The favorable impact of this growth was offset by a $10.0 million decrease related to a lower internal transfer pricing credit provided to the consumer banking segment for deposits sold to our funds management unit.

Other operating revenue increased $5.7 million or 15% over the third quarter of 2008 primarily due to increased mortgage banking revenue. Loan refinancing volumes were up due to government initiatives to lower national mortgage interest rates. Operating expenses increased $8.0 million or 14% over the third quarter of 2008, including a $2.4 million increase in personnel cost due to branch expansion in Arizona, Colorado and Texas. Mortgage banking expenses increased $2.2 million due to the effect of accelerated actual loan repayments on the value of our mortgage servicing rights. FDIC insurance premiums grew $1.1 million primarily due to increased deposit balances and FDIC insurance regular assessment rates. In addition, facilities and other operating expenses increased due to branch expansion in Arizona, Colorado, and Texas.

Net loans charged off by the consumer banking unit totaled $7.1 million in the third quarter of 2009 and $4.6 million in the third quarter of 2008. Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Our Consumer banking unit originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets. During the third quarter of 2009, $536 million of mortgage loans were funded compared to $258 million funded in the third quarter of 2008. Approximately 51% of our mortgage loans funded were in the Oklahoma market, 13% in the Texas market and 9% in the Colorado market. Revenue from mortgage loan origination and marketing activities totaled $8.0 million in the third quarter of 2009 and $2.7 million in the third quarter of 2008. We also service $7.1 billion of mortgage loans as of September 30, 2009, including $832 million of loans serviced for affiliated entities. Approximately 95% of the mortgage loans serviced were to borrowers in our primary geographical market areas. Mortgage loan servicing revenue totaled $5.2 million in the third quarter of 2009 and $4.4 million in the third quarter of 2008.

Changes in fair value of our mortgage loan servicing rights, net of economic hedge, increased consumer banking net income by $479 thousand in the third quarter of 2009 compared with a decrease in net income of $4.4 million in the third quarter of 2008. Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movement in interest rates, actual and anticipated loan prepayment speeds and related factors.

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points. At September 30, 2009, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedging by $1.0 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $5.7 million. Modeling changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates and assumed prepayment speeds and actual prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

Average consumer deposits in the third quarter of 2009 increased $394 million or 7% over the third quarter of 2008. Average interest-bearing transaction accounts in the third quarter of 2009 were up $205 million or 9% and average time deposits were up $138 million or 5% compared to the third quarter of 2008. Average demand deposit accounts in the third quarter of 2009 increased $42 million or 6% over the third quarter of 2008. Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Wealth Management

Wealth Management contributed consolidated net income of $3.0 million in the third quarter of 2009 compared to net income of $8.1 million in the third quarter of 2008. The decrease in net income was due primarily to increased operating expenses, market driven decline in trust fee income and lower net interest revenue.

Table 7   Wealth Management
(Dollars in Thousands)
                                            Three Months ended                           Nine Months ended
                                               September 30,            Increase           September 30,         Increase
                                       ------------------------------               ----------------------------
                                            2009           2008        (Decrease)       2009          2008        (Decrease)
                                       --------------- -------------- ------------- ------------- -------------- -------------
NIR (expense) from external sources        $    7,772      $   4,108      $ 3,664     $   17,317      $  10,082      $ 7,235
NIR (expense) from internal sources             2,026          7,091       (5,065)        15,352         22,747       (7,395)
-------------------------------------- --------------- -------------- ------------- ------------- -------------- -------------

Total net interest revenue                      9,798         11,199       (1,401)        32,669         32,829         (160)

Other operating revenue                        40,847         38,878        1,969        120,676        120,701          (25)
Operating expense                              44,571         36,844        7,727        128,898        109,387       19,511
Net loans charged off                           1,089              3        1,086          7,647          1,208        6,439
Loss on financial instruments, net                  -              -            -              -            (7)            7
-------------------------------------- --------------- -------------- ------------- ------------- -------------- -------------
Income before taxes                             4,985         13,230       (8,245)        16,800         42,928      (26,128)
Federal and state income tax                    1,940          5,146       (3,206)         6,535         16,700      (10,165)
-------------------------------------- --------------- -------------- ------------- ------------- -------------- -------------

Net income                                 $    3,045      $   8,084     $ (5,039)     $  10,265      $  26,228     $(15,963)
-------------------------------------- --------------- -------------- ------------- ------------- -------------- -------------

Average assets                           $  2,805,331    $ 2,115,989      $689,342   $ 2,948,793    $ 2,049,446      $899,347
Average loans                               1,067,375        950,614       116,761     1,048,421        923,177       125,244
Average deposits                            2,767,139      2,052,911       714,228     2,906,428      1,988,414       918,014
Average invested capital                      214,580        200,450        14,130       205,650        201,280         4,370
Return on assets                               0.43%          1.52%     (109 b.p.)         0.47%          1.71%      (124 b.p.)
Return on invested capital                     5.63%         16.00%   (1,037 b.p.)         6.67%         17.42%    (1,075 b.p.)
Efficiency ratio                              88.01%         73.57%     1,444 b.p.        84.06%         71.25%     1,281 b.p.
Net charge-offs (annualized) to
average loans                                  0.41%          0.00%        41 b.p.         1.46%          0.26%       120 b.p.

                          September 30,  September 30,      Increase
                             2009             2008         (Decrease)

Trust assets             $   29,945,585  $ 33,242,296      $ (3,296,711)

Net interest revenue for the third quarter of 2009 decreased $1.4 million or 13% compared to third quarter of 2008 due to increases in average earning assets offset by a lower internal transfer pricing credit. Other operating revenue increased $2.0 million compared to the third quarter of 2008. Increased trading and brokerage revenue due to higher level of securities transactions by our mortgage banking customers and increased investment banking and retail brokerage activity was somewhat offset by declines in trust fees and commissions due to fee waivers and decreases in the fair value of trust assets. Operating expenses increased $7.7 million compared to the third quarter of 2008 primarily related to higher personnel costs due to increased staffing and incentive compensation. Additional staffing has been added to increase penetration in markets outside of Oklahoma. Growth in non-personnel expenses was primarily due to increased FDIC insurance premiums as a result of increased deposit balances and an increase in the FDIC regular assessment rate in the third quarter of 2009 compared to the third quarter of 2008.

Growth in average assets was largely due to funds sold to the funds management unit. Funds provided by wealth management deposits, which are largely sold to the funds management unit, increased primarily due to an increase in time deposits and interest bearing transaction accounts, including movement of customer funds from managed money market products that were not on the Company's balance sheet, to deposits. Average deposits provided by the wealth management division increased $714 million in the third quarter of 2009 compared with the third quarter of 2008. Interest-bearing transaction accounts averaged $1.7 billion for the third quarter of 2009, an increase of $297 million or 21% over the third quarter of 2008. Average time deposits were $813 million, up $396 million or 95% over last year.

At September 30, 2009 and 2008, the Wealth Management line of business was responsible for trust assets with aggregate market values of $29.9 billion and $33.2 billion, respectively, under various fiduciary arrangements. The decrease in trust assets was primarily due to general market conditions. We have sole or joint discretionary authority over $11.1 billion of trust assets at September 30, 2009 compared to $12.6 billion of trust assets at September 30, 2008. The fair value of non-managed assets was $18.8 billion at September 30, 2009 and $20.7 billion at September

30, 2008. The fair value of assets held in safekeeping totaled $8.0 billion at September 30, 2009 and $8.5 billion at September 30, 2008.

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

Table 8     Net Income (Loss) by Geographic Region
            (In Thousands)
                                                            Three Months ended            Nine Months ended
                                                               September 30,                September 30,
                                                             2009           2008           2009          2008
                                                       --------------- -------------- ------------- -------------
Oklahoma                                                  $18,673         $ 7,122       $ 70,750      $ 52,780
Texas                                                       3,921          12,107         13,290        36,813
New Mexico                                                    873           3,881          4,923        12,405
Arkansas                                                    2,159           2,084          8,485         6,911
Colorado                                                   (6,694)            (59)        (8,167)        6,257
Arizona                                                    (4,614)         (5,765)       (22,064)       (4,971)
Kansas / Missouri                                           1,698           1,071          5,073         2,673
------------------------------------------------------ --------------- -------------- ------------- -------------
     Subtotal                                              16,016          20,441         72,290       112,868
Funds management and other                                 34,644          36,244         85,517         4,921
------------------------------------------------------ --------------- -------------- ------------- -------------
     Total                                                $50,660        $ 56,685      $ 157,807     $ 117,789
------------------------------------------------------ --------------- -------------- ------------- -------------

Oklahoma Market

Oklahoma is a significant market to the Company. Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. For the third quarter of 2009, approximately 50% of our average loans, 52% of our average deposits and 37% of our consolidated net income is attributed to the Oklahoma market. In addition, all of our mortgage servicing activity and 75% of our trust assets are attributed to the Oklahoma market.

Table 9 Oklahoma
            (Dollars in Thousands)
                                              Three Months ended                            Nine Months ended
                                                 September 30,            Increase            September 30,           Increase
                                         ------------------------------               ------------------------------
                                              2009           2008        (Decrease)       2009            2008       (Decrease)
                                         --------------- -------------- ------------- -------------- --------------- ------------
Net interest revenue                           $ 56,304     $   62,892     $  (6,588)   $   178,015      $  181,579     $ (3,564)

Other operating revenue                          78,874         41,738        37,136        242,660         207,702       34,958
Operating expense                                93,883         87,602         6,281        278,466         257,809       20,657
Net loans charged off                            11,652          1,009        10,643         25,041          39,497      (14,456)
Increase (decrease) in fair value of
   mortgage service rights                       (2,981)        (5,554)        2,573          6,839          (8,083)      14,922
Gain (loss) on financial instruments, net         3,560          1,186         2,374         (8,758)          2,118      (10,876)
Gain on repossessed assets, net                     339              5           334            544             373          171
---------------------------------------- --------------- -------------- ------------- -------------- --------------- ------------
Income before taxes                              30,561         11,656        18,905        115,793          86,383       29,410
Federal and state income tax                     11,888          4,534         7,354         45,043          33,603       11,441
---------------------------------------- --------------- -------------- ------------- -------------- --------------- ------------

Net income                                   $   18,673     $    7,122     $  11,551     $   70,750      $   52,780     $ 17,969
---------------------------------------- --------------- -------------- ------------- -------------- --------------- ------------

Average assets                              $ 8,679,144    $ 8,286,261      $392,883   $  8,791,337      $8,187,152    $ 604,185
Average loans                                 5,888,614      6,402,424      (513,810)     6,222,843       6,408,155    (185,312)
Average deposits                              7,889,417      7,072,725       816,692      7,799,795       6,677,961    1,121,834
Average invested capital                        818,690        798,910        19,780        780,410         800,190      (19,780)
Return on average assets                         0.85%           0.34%       51 b.p.         1.08%            0.86%      22 b.p.
Return on invested capital                       9.05%           3.54%      551 b.p.        12.12%            8.82%     330 b.p.
Efficiency ratio                                69.45%          83.73%   (1,428 b.p.)       66.20%           66.23%      (3 b.p.)
Net charge-offs (annualized) to
average loans                                    0.79%           0.06%       73 b.p          0.80%            1.23%     (43 b.p.)

Net income generated in the Oklahoma market increased $11.6 million over the third quarter of 2008. Other operating revenue for the third quarter of 2008 was reduced by a $45 million pre-tax charge for losses on customer hedging derivative contracts. This charge reduced net income in the Oklahoma market by $27.5 million.

Net interest revenue decreased $6.6 million or 10% compared to the third quarter of 2008. Net interest revenue was impacted by a decline in average loans of $514 million compared to the third quarter of 2008, offset by improving interest spreads on loans. Average deposit growth of $817 million compared to the third quarter of 2008 was offset by lower internal funds transfer credit provided for deposits sold to the funds management unit.

Other operating revenue, excluding derivative losses in the third quarter of 2008, decreased $8.0 million primarily due to lower derivative and related margin interest fees, lower trust fees due to fee waivers and lower trust asset values and lower transaction card revenues. Increased mortgage banking revenue related to government initiatives to lower national mortgage rates provided a partial offset.

Operating expenses increased primarily due to personnel costs and mortgage banking costs. FDIC premiums also were higher as a result of increased deposit balances and regular assessment rate in the third quarter of 2009.

Changes in the fair value of mortgage servicing rights, net of changes in the fair value of financial instruments, increased pre-tax income by $579 thousand in the third quarter of 2009 and reduced net income by $4.4 million in the third quarter of 2008.

Net loans charged off increased by $10.6 million from losses on commercial, residential mortgage and consumer loans. Annualized net charge-offs were 0.79% of average loans for the third quarter of 2009.

Average deposits in the Oklahoma market for the third quarter of 2009 increased $817 million over the third quarter of 2008. The increase came primarily from commercial and wealth management units, including trust, broker/dealer and private banking. Consumer banking also contributed to deposit growth.

Texas Market

Texas is our second largest market. Our Texas offices are located primarily in Dallas, Fort Worth and Houston metropolitan areas. Approximately 29% of our average loans, 25% of our average deposits and 8% of our consolidated net income is attributed to the Texas market.

Table 10   Texas
            (Dollars in Thousands)
                                              Three Months ended                          Nine Months Ended
                                                 September 30,           Increase           September 30,          Increase
                                         ------------------------------              ----------------------------
                                              2009           2008       (Decrease)       2009           2008      (Decrease)
                                         --------------- -------------- ------------ -------------- ------------- ------------
Net interest revenue                         $   31,830      $  39,712    $ (7,882)     $  100,378     $ 114,557    $ (14,179)

Other operating revenue                          13,684         11,445       2,239          37,276        33,726        3,550
Operating expense                                34,631         30,015       4,616         100,342        85,561       14,781
Net loans charged off                             4,021          2,262       1,759          15,743         5,337       10,406
Gain (loss) on repossessed assets, net            (736)             37        (773)           (803)          135         (938)
---------------------------------------- --------------- -------------- ------------ -------------- ------------- ------------
Income before taxes                               6,126         18,917     (12,791)         20,766        57,520      (36,754)
Federal and state income tax                      2,205          6,810      (4,605)          7,476        20,707      (13,231)
---------------------------------------- --------------- -------------- ------------ -------------- ------------- ------------

Net income                                 $      3,921      $  12,107   $  (8,186)     $   13,290     $  36,813     $(23,523)
---------------------------------------- --------------- -------------- ------------ -------------- ------------- ------------

Average assets                             $  3,999,313    $ 3,779,444    $ 219,869    $ 3,831,277  $ 3,604,060    $ 227,217
Average loans                                 3,504,839      3,729,982     (225,143)     3,679,562    3,558,534      121,028
Average deposits                              3,791,236      3,310,615      480,621      3,602,594    3,251,695      350,899
Average invested capital                        557,080        540,450       16,630        542,580      538,970        3,610
Return on average assets                         0.39%         1.27%        (88 b.p.)         0.46%        1.37%     (91 b.p.)
Return on invested capital                       2.79%         8.89%       (610 b.p.)         3.27%        9.13%    (586 b.p.)
Efficiency ratio                                76.09%        58.67%      1,742 b.p.         72.89%       57.70%   1,519 b.p.
Net charge-offs (annualized) to
average loans                                    0.46%         0.24%         22 b.p.          0.86%        0.30%      56 b.p.

Net income in the Texas market decreased by $8.2 million compared to the third quarter of 2008 primarily due to decreased net interest revenue, increased operating expenses and net loans charged off.

Net interest revenue decreased $7.9 million or 20% compared to the third quarter of 2008. Average outstanding loans decreased $225 million or 6% compared to the third quarter of 2008. Average deposits increased $481 million. The benefit of an increase in average deposits was offset by the average decrease in loans and reduced the benefit from funds sold to the funds management unit.

Other operating revenue increased $2.2 million or 20% compared to the third quarter of 2008 primarily due to increased mortgage banking revenue, transaction card revenue, trading and brokerage revenue and deposit service charges. Operating expenses increased $4.6 million or 15% over the third quarter of last year primarily due to higher personnel costs and the FDIC insurance premiums due to increased deposit balances and assessment rate.

Net loans charged off increased $1.8 million to 0.46% of average loans, compared to 0.24% of average loans for the third quarter of 2008.

Other Markets

For the third quarter of 2009, net income attributable to our New Mexico market totaled $873 thousand or 2% of consolidated net income, down from $3.9 million in the third quarter of 2008. The decrease in net income attributed to New Mexico resulted primarily from higher net loans charged off and lower net interest revenue due to lower internal funds transfer credit provided for deposits sold to the funds management unit. Average deposits increased $143 million over the third quarter of 2008. Net loans charged off in the third quarter of 2009 totaled $2.7 million or 1.35% annualized of average loans.

For the third quarter of 2009, net income attributable to the Arkansas market totaled $2.2 million, unchanged compared to the third quarter of 2008. Increased securities trading revenue at our Little Rock office was primarily offset by higher personnel costs. Average deposits in our Arkansas market were up $102 million or 143% over the third quarter of 2008 due primarily to commercial banking deposits. Consumer and wealth management deposits also increased over the third quarter of 2008.

For the third quarter of 2009, we incurred a net loss in the Colorado market of $6.7 million, a $6.6 million decrease compared to the third quarter of 2008. The decrease was primarily due to increases in net loans charged off and the FDIC insurance premiums in the third quarter of 2009. Net loans charged off increased $7.2 million, of which $8.2 million is related to a single commercial real estate credit. Average loans decreased $37 million compared to the third quarter of 2008 and average deposits increased $94 million.

We also incurred a net loss of $4.6 million in the Arizona market in the third quarter of 2009 compared with a net loss of $5.8 million in the third quarter of 2008. Losses from loan charge-offs totaled $4.7 million, down $6.1 million compared to the same period last year. This improvement was partially offset by losses on repossessed assets, decreased net interest revenue and increased operating expenses related to the opening of 3 branch locations. Net charge-offs in the Arizona market were down $11.6 million from the previous quarter. Average loans declined $23 million compared to the third quarter of 2008 and average deposits grew by $78 million compared to the third quarter of 2008. The positive deposit growth was offset by lower internal funds transfer credit provided for deposits sold to the funds management unit.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix, the Company's objective is to focus on growth in commercial and small business lending in the Arizona market. We currently have approximately $17 million of goodwill in the Arizona market. The majority of this goodwill is attributed to commercial banking. The estimated fair value of the Arizona market exceeded the carrying value by 10% as of the date of our latest goodwill impairment test in the fourth quarter of 2008. This fair value estimate included a period of time to clear commercial real estate loan losses from the portfolio and to execute our original growth objective. We will perform our annual goodwill impairment analysis during the fourth quarter of 2009. Goodwill impairment in the Arizona market will depend largely on our ability to meet growth projections for the Arizona market.

We continue to grow in the Kansas City market. Net income for the third quarter of 2009 increased $627 thousand or 59% over the third quarter of 2008 due largely to growth in other operating revenue. Total average deposits increased $136 million over the third quarter of 2008.

Table 11 New Mexico
            (Dollars in Thousands)
                                             Three Months ended                          Nine Months ended
                                                September 30,           Increase           September 30,          Increase
                                        ------------------------------              ----------------------------
                                             2009            2008      (Decrease)       2009           2008      (Decrease)
                                        ---------------- ------------- ------------ -------------- ------------- -----------
Net interest revenue                         $    7,924     $   9,717    $ (1,793)     $   24,690     $  30,359   $ (5,669)

Other operating revenue                           6,070         6,082         (12)         17,989        18,218       (229)
Operating expense                                 9,834         9,155         679          29,016        26,783      2,233
Net loans charged off                             2,731           293       2,438           4,680         1,487      3,193
Loss on repossessed assets, net                       -             -           -            (925)           (5)      (920)
--------------------------------------- ---------------- ------------- ------------ -------------- ------------- -----------
Income before taxes                               1,429         6,351      (4,922)          8,058        20,302    (12,244)
Federal and state income tax                        556         2,470      (1,914)          3,135         7,897     (4,762)
--------------------------------------- ---------------- ------------- ------------ -------------- ------------- -----------

Net income                                    $     873     $   3,881     $(3,008)      $   4,923      $ 12,405   $ (7,482)
--------------------------------------- ---------------- ------------- ------------ -------------- ------------- -----------

Average assets                             $  1,256,065   $ 1,115,530    $140,535     $ 1,237,637    $1,120,729    $116,908
Average loans                                   807,407       837,447     (30,040)        822,493       844,028     (21,535)
Average deposits                              1,169,220     1,025,765     143,455       1,145,099     1,032,847     112,252
Average invested capital                         97,390       116,310     (18,920)         99,110       116,310     (17,200)
Return on average assets                        0.28%          1.38%    (110 b.p.)         0.53%         1.48%     (95 b.p.)
Return on invested capital                      3.56%         13.24%    (968 b.p.)         6.64%        14.26%    (762 b.p.)
Efficiency ratio                               70.27%         57.95%   1,232 b.p.         67.99%        55.14%   1,285 b.p.
Net charge-offs (annualized) to
average loans                                     1.35%         0.14%    121 b.p.          1.14%         0.35%      79 b.p.

Table 12 Arkansas
            (Dollars in Thousands)
                                            Three Months ended                          Nine Months ended
                                              September 30,            Increase           September 30,           Increase
                                      -------------------------------              -----------------------------
                                            2009            2008      (Decrease)        2009           2008      (Decrease)
                                      ----------------- ------------- ------------ ---------------- ------------ -----------
Net interest revenue                       $     2,908     $   3,017     $  (109)       $   8,866     $  8,521     $   345

Other operating revenue                          8,464         6,626       1,838           28,660       21,309       7,351
Operating expense                                7,070         5,385       1,685           21,039       16,288       4,751
Net loans charged off                              733           847        (114)           2,564        2,231         333
Loss on repossessed assets, net                   (35)             -         (35)             (36)           -        (36)
------------------------------------- ----------------- ------------- ------------ ---------------- ------------ -----------
Income before taxes                              3,534         3,411         123           13,887       11,311       2,576
Federal and state income tax                     1,375         1,327          48            5,402        4,400       1,002
------------------------------------- ----------------- ------------- ------------ ---------------- ------------ -----------

Net income                                 $     2,159     $   2,084      $   75       $    8,485     $  6,911    $  1,574
------------------------------------- ----------------- ------------- ------------ ---------------- ------------ -----------

Average assets                            $    415,735    $  452,423    $(36,688)     $   431,771    $ 444,022    $(12,251)
Average loans                                  397,159       440,079     (42,920)         418,322      432,749     (14,427)
Average deposits                               172,086        70,716     101,370          152,657       67,054      85,603
Average invested capital                        34,340        37,480      (3,140)          33,340       34,440      (1,100)
Return on average assets                        2.06%         1.83%       23 b.p.           2.63%        2.08%      55 b.p.
Return on invested capital                     24.94%        22.06%      288 b.p.          34.03%       26.83%     720 b.p.
Efficiency ratio                               62.17%        55.84%      633 b.p.          56.07%       54.60%     147 b.p.
Net charge-offs (annualized) to
average loans                                   0.74%         0.77%       (3 b.p.)          1.23%        1.03%      19 b.p.

Table 13 Colorado
            (Dollars in Thousands)
                                            Three Months ended                            Nine Months ended
                                              September 30,              Increase           September 30,           Increase
                                     ---------------------------------               -----------------------------
                                           2009             2008        (Decrease)        2009           2008      (Decrease)
                                     ----------------- --------------- ------------- --------------- ------------- -----------
Net interest revenue                           $7,803       $   9,704      $ (1,901)       $  26,199     $  27,730   $ (1,531)

Other operating revenue                         3,780           3,945         (165)          13,042        12,567         475
Operating expense                              10,085           8,749         1,336          29,321        24,522       4,799
Net loans charged off                          12,196           4,996         7,201          23,086         5,534      17,552
Loss on repossessed assets, net                 (258)               -         (258)           (201)             -       (201)
------------------------------------ ----------------- --------------- ------------- --------------- ------------- -----------
Income (loss) before taxes                   (10,956)            (96)      (10,861)        (13,367)        10,241    (23,608)
Federal and state income tax                  (4,262)            (37)       (4,225)         (5,200)         3,984     (9,184)
------------------------------------ ----------------- --------------- ------------- --------------- ------------- -----------

Net income (loss)                         $   (6,694)       $    (59)     $ (6,636)      $  (8,167)     $   6,257   $(14,424)
------------------------------------ ----------------- --------------- ------------- --------------- ------------- -----------

Average assets                            $ 1,151,882     $ 1,051,773     $100,109     $ 1,166,005    $1,093,449     $72,556
Average loans                                 855,358         891,923      (36,565)        931,253       836,287      94,966
Average deposits                            1,127,381       1,033,674       93,707       1,146,062     1,069,287      76,775
Average invested capital                      161,150         150,600       10,550         141,590       129,660      11,930
Return on average assets                       (2.31%)         (0.02%)    (229 b.p.)        (0.94%)        0.77%     (171 b.p.)
Return on invested capital                    (16.48%)         (0.16%)  (1,632 b.p.)        (7.71%)        6.45%   (1,416 b.p)
Efficiency ratio                               87.07%          64.10%    2,297 b.p.         74.72%        60.85%    1,387 b.p.
Net charge-offs (annualized) to
average loans                                   5.70%           2.24%      346 b.p.          4.96%         1.32%      364 b.p.

Table 14 Arizona
            (Dollars in Thousands)
                                          Three Months ended                         Nine Months ended
                                            September 30,           Increase           September 30,           Increase
                                     -----------------------------              -----------------------------
                                         2009           2008       (Decrease)        2009           2008      (Decrease)
                                     -------------- -------------- ------------ --------------- ------------- ------------
Net interest revenue                     $   2,544      $   4,575    $ (2,031)      $   8,301     $  14,428     $ (6,127)

Other operating revenue                      1,027            248         779           2,176         1,006        1,170
Operating expense                            4,833          3,543       1,290          13,774        10,713        3,061
Net loans charged off                        4,654         10,764      (6,110)         30,949        12,907       18,042
Gains (losses) on repossessed assets, net   (1,636)            49      (1,685)         (1,865)           49       (1,914)
------------------------------------ -------------- -------------- ------------ --------------- ------------- ------------
Income (loss) before taxes                  (7,552)        (9,435)      1,883         (36,111)       (8,137)     (27,974)
Federal and state income tax                (2,938)        (3,670)        732         (14,047)       (3,166)     (10,881)
------------------------------------ -------------- -------------- ------------ --------------- ------------- ------------

Net income (loss)                        $  (4,614)     $  (5,765)   $  1,151      $  (22,064)     $ (4,971)    $(17,093)
------------------------------------ -------------- -------------- ------------ --------------- ------------- ------------

Average assets                         $   627,411     $  586,433     $ 40,978      $  613,293     $ 584,727     $ 28,566
Average loans                              559,227        582,235      (23,008)        574,612       581,092       (6,480)
Average deposits                           200,484        122,496       77,988         176,653       128,185       48,468
Average invested capital                    81,140         90,630       (9,490)         83,830        81,600        2,230
Return on average assets                    (2.92%)        (3.90%)      98 b.p.        (4.81%)        (1.14%)    (367 b.p.)
Return on invested capital                 (22.56%)       (25.24%)     268 b.p.       (35.19%)        (8.14%)  (2,705 b.p.)
Efficiency ratio                           135.34%         73.46%    6,188 b.p.       131.47%         69.41%    6,206 b.p.
Net charge-offs (annualized) to
average loans                                3.33%          7.39%     (406 b.p.)       10.77%         4.44%       633 b.p.

Table 15 Kansas / Missouri
            (Dollars in Thousands)
                                             Three Months ended                          Nine Months ended
                                                September 30,           Increase           September 30,          Increase
                                        ------------------------------              ----------------------------
                                             2009           2008       (Decrease)       2009           2008      (Decrease)
                                        --------------- -------------- ------------ -------------- ------------- -----------
Net interest revenue                        $    2,245      $   2,065      $   180      $   5,903     $   5,690     $   213

Other operating revenue                          4,825          2,609        2,216         15,372         9,573       5,799
Operating expense                                4,291          2,925        1,366         12,239         9,886       2,353
Net loans charged off                                -            (3)            3            733         1,003       (270)
--------------------------------------- --------------- -------------- ------------ -------------- ------------- -----------
Income before taxes                              2,779          1,752        1,027          8,303         4,374       3,929
Federal and state income tax                     1,081            681          400          3,230         1,701       1,529
--------------------------------------- --------------- -------------- ------------ -------------- ------------- -----------

Net income                                  $    1,698      $   1,071      $   627      $   5,073     $   2,673    $  2,400
--------------------------------------- --------------- -------------- ------------ -------------- ------------- -----------

Average assets                             $   310,941     $  359,898    $(48,957)     $  317,499      $347,313   $(29,814)
Average loans                                  291,127        356,758     (65,631)        309,202       344,485    (35,283)
Average deposits                               170,458         34,900     135,558         167,193        35,015    132,178
Average invested capital                        24,550         36,410     (11,860)         23,950        31,890     (7,940)
Return on average assets                         2.17%          1.18%      99 b.p.          2.14%        1.03%     111 b.p.
Return on invested capital                      27.44%         11.67%   1,577 b.p.         28.32%       11.21%   1,711 b.p.
Efficiency ratio                                60.69%         62.58%    (189 b.p.)        57.53%       64.77%    (724 b.p.)
Net charge-offs (annualized) to
average loans                                       -%             -%       - b.p.          0.47%        0.58%     (11 b.p.)


Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements. Securities are classified as held for investment, available for sale or trading. See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of September 30, 2009.

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At September 30, 2009, investment securities were carried at $238 million and had a fair value of $245 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $8.3 billion at September 30, 2009, up $974 million compared with June 30, 2009. We continued a strategy to increase the available for sale securities portfolio to supplement earnings during a period of declining loan demand and readily-available liquidity. Securities purchased consisted of short-duration mortgage-backed securities issued by U.S. government agencies. Residential mortgage-backed securities represented 96% of total available for sale securities. We hold no debt securities of corporate issuers or mortgage-backed securities holding pools of commercial real estate loans.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
1.9 years at September 30, 2009. Management estimates that the expected duration would extend to approximately 3.3 years assuming an immediate 300 basis point upward rate shock. The effect of falling interest rates from current low levels is not expected to be significant.

Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. We mitigate this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are either fully or partially guaranteed. At September 30, 2009, approximately $6.7 billion of our mortgage-backed securities, based on amortized cost, were issued by U.S. government agencies. The fair value of these mortgage-backed securities totaled $6.9 billion at September 30, 2009. We also hold amortized cost of $1.3 billion in mortgage-backed securities privately issued by publicly-owned financial institutions. The fair value of our portfolio of privately issued mortgage-backed securities totaled $1.1 billion at September 30, 2009.

Our portfolio of mortgage-backed securities originated by private issuers consists primarily of $1.0 billion of Jumbo-A mortgage loans and $299 million of Alt-A mortgage loans. Jumbo-A mortgage loans generally meet government agency underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support. None of the privately-issued securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately 84% of the Alt-A mortgage-backed securities are credit enhanced with additional collateral support and 100% of the Alt-A mortgage-backed securities originated in 2006 and 2007 have additional credit support. Approximately 85% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans. None of the adjustable rate mortgages are payment option ARMs. Approximately 63% of our Jumbo-A securities are credit enhanced with additional collateral support and 80% of the Jumbo A securities originated in 2006 and 2007 have additional credit support. Approximately 27% of the Jumbo-A mortgage-backed securities represents pools of fixed rate mortgage loans. None of the adjustable rate mortgages are payment option ARMS. During the third quarter of 2009, the amortized cost of the privately issued mortgage-backed securities decreased $112 million from cash received. The unrealized loss on these securities decreased $82 million.

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. At September 30, 2009, these stocks have a carrying value and an aggregate fair value of $20 million The aggregate unrealized loss of $2.9 million on these preferred stocks at June 30, 2009 improved to an aggregate unrealized gain of $287 thousand at September 30, 2009. No additional other-than-temporary impairments were recorded on these securities in the third quarter of 2009.

On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 to the financial statements. We recognized a $3.4 million other-than-temporary impairment charge against earnings in the third quarter of 2009 related to certain private-label residential mortgage-backed securities that the Company does not intend to sell, including $1.6 million related to an initial other-than-impairment charge on one security during the third quarter. The remaining $1.8 million was due to additional other-than-temporary impairment due to declines in the projected cash flows on securities identified in previous quarters.

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

We also maintain a separate trading portfolio of securities acquired with the intent to sell at a profit to the Company which are carried at fair value with changes in fair value recognized in current period income.


Bank-Owned Life Insurance

We have approximately $244 million of bank-owned life insurance at September 30, 2009. This investment is expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $212 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At September 30, 2009, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $221 million. As the underlying fair value of the investments held in a separate account at September 30, 2009 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a well-rated, domestic financial institution. The remaining cash surrender value of $32 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.


Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.6 billion at September 30, 2009, a $458 million decrease since June 30, 2009.

---------------------------------------------------------------------------------------------------------------------
Table 16 - Loans
(In thousands)
                                         Sept. 30,        June 30,        March 31,       Dec. 31,        Sept. 30,
                                            2009            2009            2009            2008             2008
                                    ---------------------------------------------------------------------------------
Commercial:
  Energy                             $   2,093,802    $   2,203,558   $   2,329,237   $   2,311,813    $   2,099,996
  Services                               1,768,454        1,884,097       1,962,297       2,038,451        1,975,604
  Wholesale/retail                         940,258        1,027,532       1,133,275       1,165,099        1,199,216
  Manufacturing                            442,729          496,496         514,748         497,957          519,485
  Healthcare                               745,777          765,285         747,299         777,154          778,819
  Agriculture                              156,997          157,759         193,863         197,629          229,447
  Other commercial and industrial          222,039          181,124         220,811         423,500          471,235
---------------------------------------------------------------------------------------------------------------------
      Total commercial                   6,370,056        6,715,851       7,101,530       7,411,603        7,273,802
---------------------------------------------------------------------------------------------------------------------

Commercial real estate:
  Construction and land development        735,196          818,837         879,368         926,226          968,522
  Retail                                   409,775          413,789         424,565         371,228          375,929
  Office                                   488,564          490,044         486,065         459,357          470,383
  Multifamily                              339,847          306,175         344,227         316,596          268,614
  Industrial                               127,845          129,239         150,488         149,367          151,187
  Other real estate loans                  459,108          453,609         447,368         478,474          479,357
---------------------------------------------------------------------------------------------------------------------
      Total commercial real estate       2,560,335        2,611,693       2,732,081       2,701,248        2,713,992
---------------------------------------------------------------------------------------------------------------------

Residential mortgage:
  Permanent mortgage                     1,348,183        1,362,505       1,339,957       1,273,275        1,193,488
  Home equity                              481,641          471,470         479,993         479,299          476,465
---------------------------------------------------------------------------------------------------------------------
      Total residential mortgage         1,829,824        1,833,975       1,819,950       1,752,574        1,669,953
---------------------------------------------------------------------------------------------------------------------

Consumer:
  Indirect automobile                      516,062          582,380         650,370         692,615          721,390
  Other consumer                           335,287          326,029         335,985         317,966          300,833
---------------------------------------------------------------------------------------------------------------------
      Total consumer                       851,349          908,409         986,355       1,010,581        1,022,223
---------------------------------------------------------------------------------------------------------------------

  Total                              $  11,611,564    $  12,069,928   $  12,639,916   $  12,876,006    $  12,679,970
---------------------------------------------------------------------------------------------------------------------

The decline in outstanding loan balances was broadly distributed among the various segments of the portfolio and across geographic markets. Generally, the decline in outstanding loan balances was due to reduced customer demand in response to current economic conditions, normal repayment trends and management decisions to mitigate credit risk by exiting certain loan types and relationships. A breakdown by geographical market follows:

---------------------------------------------------------------------------------------------------------------------
Table 17 - Loans by Principal Market Area
(In thousands)

                                         Sept. 30,         June 30,       March 31,       Dec. 31,        Sept. 30,
                                            2009             2009           2009            2008             2008
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Commercial                        $   2,738,217    $   2,918,478   $   3,119,362   $   3,356,520    $   3,368,823
   Commercial real estate                  815,362          855,742         881,620         843,576          827,357
   Residential mortgage                  1,245,917        1,249,104       1,234,417       1,196,924        1,134,066
   Consumer                                483,369          521,431         562,021         579,809          580,211
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   5,282,865    $   5,544,755   $   5,797,420   $   5,976,829    $   5,910,457
                                    ---------------------------------------------------------------------------------
Texas:
   Commercial                        $   2,075,379    $   2,182,756   $   2,277,186   $   2,353,860    $   2,205,169
   Commercial real estate                  734,742          741,199         816,830         825,769          853,653
   Residential mortgage                    335,797          345,780         337,044         315,438          307,655
   Consumer                                188,374          196,752         214,134         212,820          214,133
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,334,292    $   3,466,487   $   3,645,194   $   3,707,887    $   3,580,610
                                    ---------------------------------------------------------------------------------
New Mexico:
   Commercial                        $     344,910    $     380,378   $     393,180   $     418,732    $     442,644
   Commercial real estate                  344,988          313,190         315,511         286,574          281,061
   Residential mortgage                     88,271           90,944          99,805          98,018           95,165
   Consumer                                 18,176           18,826          19,900          18,616           18,296
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $     796,345    $     803,338   $     828,396   $     821,940    $     837,166
                                    ---------------------------------------------------------------------------------
Arkansas:
   Commercial                        $      99,559    $      97,676   $      99,955   $     103,446    $     104,630
   Commercial real estate                  128,984          133,026         133,227         134,015          127,925
   Residential mortgage                     19,128           19,015          17,145          16,875           16,941
   Consumer                                136,461          152,620         168,971         175,647          183,543
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     384,132    $     402,337   $     419,298   $     429,983    $     433,039
                                    ---------------------------------------------------------------------------------
Colorado:
   Commercial                        $     569,549    $     595,858   $     675,223   $     660,546    $     598,519
   Commercial real estate                  249,879          269,923         267,035         261,820          266,739
   Residential mortgage                     68,667           58,557          59,120          53,875           49,676
   Consumer                                 18,272           14,097          14,599          16,141           18,328
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $     906,367    $     938,435   $   1,015,977   $     992,382    $     933,262
                                    ---------------------------------------------------------------------------------
Arizona:
   Commercial                        $     219,330    $     215,540   $     211,953   $     211,356    $     213,861
   Commercial real estate                  257,169          262,607         285,841         319,525          326,615
   Residential mortgage                     57,304           58,265          61,605          62,123           58,800
   Consumer                                  4,826            3,229           5,261           6,075            5,551
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     538,629    $     539,641   $     564,660   $     599,079    $     604,827
                                    ---------------------------------------------------------------------------------
Kansas / Missouri:
   Commercial                        $     323,112    $     325,165   $     324,671   $     307,143    $     340,156
   Commercial real estate                   29,211           36,006          32,017          29,969           30,642
   Residential mortgage                     14,740           12,310          10,814           9,321            7,650
   Consumer                                  1,871            1,454           1,469           1,473            2,161
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     368,934    $     374,935   $     368,971   $     347,906    $     380,609
                                    ---------------------------------------------------------------------------------

Total BOK Financial loans            $  11,611,564    $  12,069,928   $  12,639,916   $  12,876,006    $  12,679,970
                                    ---------------------------------------------------------------------------------

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint. Commercial loans are underwritten individually and represent on-going relationships based on a thorough knowledge of the customer, the customer's industry and market. While commercial loans are generally secured by the customer's assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the on-going cash flow from operations of the customer's business. Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

The commercial loan portfolio decreased $346 million during the third quarter of 2009 to $6.4 billion at September 30, 2009. The decrease in outstanding commercial loans was primarily due to decreases of $116 million in service sector loans, $110 million in energy sector loans and $87 million in wholesale/retail sector loans. Commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio. In general, loan demand has softened due to lower working capital needs and less capital project spending by our customers. The commercial sector of our loan portfolio is distributed as follows (in thousands):

Table 18 - Commercial Loans by Principal Market Area

                               Oklahoma       Texas     New Mexico   Arkansas   Colorado    Arizona     Kansas/       Total
                                                                                                       Missouri
                              ------------ ------------ ------------ ---------- ---------- ---------- ------------ ------------
  Energy                         $994,508     $763,857     $  6,119  $   2,634   $321,294      $   -  $     5,390   $2,093,802
  Services                        506,900      603,285      207,229     27,996    155,633    150,563      116,848    1,768,454
  Wholesale/retail                471,816      277,055       50,983     52,704     26,198     36,542       24,960      940,258
  Manufacturing                   226,137      133,828       49,182      1,535     21,777      5,783        4,487      442,729
  Healthcare                      410,942      258,620        9,706     14,289     28,698     22,812          710      745,777
  Agriculture                      26,590        3,958          148         32        250          -      126,019      156,997
  Other commercial
     and industrial               101,324       34,776       21,543        369     15,699      3,630       44,698      222,039
----------------------------- ------------ ------------ ------------ ---------- ---------- ---------- ------------ ------------
      Total commercial loans   $2,738,217   $2,075,379     $344,910   $ 99,559   $569,549   $219,330     $323,112   $6,370,056
----------------------------- ------------ ------------ ------------ ---------- ---------- ---------- ------------ ------------

Loans to energy producers and borrowers related to the energy industry are the largest portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. We have always been an energy lender and this continues to be an area of expertise. Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers. This review is utilized as the basis for developing the expected cash flows supporting the loan amount. The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Energy loans totaled $2.1 billion or 18% of total loans. Outstanding energy loans decreased $110 million during the third quarter of 2009 primarily due to low customer loan demand as a result of low commodity prices which has led to curtailed exploration and production of oil and gas reserves and reduced borrowing capacity based upon collateral values. Approximately $1.8 billion of energy loans were to oil and gas producers, down from $1.9 billion at June 30, 2009. Approximately 52% of the committed amount of energy production loans are primarily secured by natural gas properties and 48% are primarily secured by oil properties. The energy category also included approximately $133 million of loans to borrowers that provide services to the energy industry, $79 million of loans to borrowers engaged in wholesale or retail energy sales and $53 million of loans to borrowers that manufacture equipment primarily for the energy industry.

The services sector of the loan portfolio totaled $1.8 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.1 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business. Loans in this sector may also be secured by personal guarantees of the owners or related parties. Outstanding loans to the service sector of the loan portfolio decreased $116 million during the third quarter of 2009 due to reduced loan demand as a result of general economic conditions.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At September 30, 2009, the outstanding principal balance of these loans totaled $1.6 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 21% of its shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators. Risk grading provided by the regulators in the third quarter of 2009 did not differ significantly from management's assessment.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes within our geographical footprint. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.6 billion or 22% of the loan portfolio at September 30, 2009. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans decreased $51 million from the previous quarter end. The commercial real estate sector of our loan portfolio is distributed as follows (in thousands):

Table 19 - Commercial Real Estate Loans by Principal Market Area

                            Oklahoma       Texas      New Mexico    Arkansas    Colorado    Arizona     Kansas/      Total
                                                                                                       Missouri
                           ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
Construction and             $ 203,266     $ 178,883     $ 84,216    $ 18,409    $142,942   $ 100,270     $7,210     $ 735,196
    land development
  Retail                       138,340       117,567       62,659      17,207      11,292      49,990     12,720       409,775
  Office                       151,091       132,500       79,255      13,451      65,150      46,716        401       488,564
  Multifamily                   91,117       133,742       38,210      56,100       4,856       9,106      6,716       339,847
  Industrial                    62,535        32,205       18,894         716       1,499      11,919         77       127,845
  Other real estate loans      169,013       139,845       61,754      23,101      24,140      39,168      2,087       459,108
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
      Total commercial
         real estate loans   $ 815,362     $ 734,742    $ 344,988   $ 128,984    $249,879  $  257,169    $29,211    $2,560,335
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------

Construction and land development loans, which consisted primarily of residential construction properties and developed building lots, decreased $84 million from June 30, 2009 to $735 million at September 30, 2009 due to payments, transfers to other real estate owned and charge-offs. This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed. This decrease was offset by a $34 million increase in loans secured by multifamily residential properties, primarily in the New Mexico and Texas markets.

Residential Mortgage and Consumer

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home. Residential mortgage loans are secured by a first or second-mortgage on the customer's primary residence. Consumer loans include direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as other unsecured loans. Consumer loans also include indirect automobile loans made through primary dealers. Residential mortgage and consumer loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

Residential mortgage loans totaled $1.8 billion, essentially unchanged from June 30, 2009. Permanent 1-4 family mortgage loans decreased $14 million and home equity loans increased $10 million. In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market. We have no concentration in sub-prime residential mortgage loans and our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The permanent mortgage loan portfolio is primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loans programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs is $1.1 billion. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, with exception that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio ("DTI") of 38%. Loan-to-value ratios ("LTV") are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain health-care professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter. The maximum loan amount of any of our residential mortgage loans products is $4 million. Jumbo loans generally conform to government sponsored entity standards, with exception that the loan size exceeds maximums required under these standards.

Approximately $116 million or 9% of permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

The composition of residential mortgage and consumer loans at September 30, 2009 is as follows (in thousands):

Table 20 - Residential Mortgage and Consumer Loans by Principal Market Area

                            Oklahoma       Texas      New Mexico    Arkansas    Colorado    Arizona     Kansas/      Total
                                                                                                       Missouri
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
   Permanent mortgage         $ 948,980      $251,819     $ 23,003     $14,396     $49,754     $48,882   $ 11,349   $ 1,348,183
   Home equity                  296,937        83,978       65,268       4,732      18,913       8,422      3,391       481,641
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
Total residential mortgage  $ 1,245,917     $ 335,797      $88,271     $19,128     $68,667     $57,304   $ 14,740   $ 1,829,824
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
Consumer:
   Indirect automobile        $313,991      $ 69,678       $    -    $132,393      $    -      $    -      $   -       516,062
   Other consumer              169,378       118,696       18,176       4,068      18,272       4,826      1,871       335,287
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------
Total consumer                $483,369      $188,374     $ 18,176    $136,461    $ 18,272     $ 4,826    $ 1,871      $851,349
-------------------------- ------------ ------------- ------------ ----------- ----------- ----------- ---------- -------------

Indirect automobile loans decreased $66 million since June 30, 2009, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.0 billion and standby letters of credit which totaled $581 million at September 30, 2009. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $8.9 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at September 30, 2009.

We also have off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At September 30, 2009, the principal balance of loans sold subject to recourse obligations totaled $345 million compared to $346 million at June 30, 2009. Substantially all of these loans are to borrowers in our primary markets including $242 million to borrowers in Oklahoma, $38 million to borrowers in Arkansas, $20 million to borrowers in New Mexico, $17 million to borrowers in the Kansas City area and $16 million to borrowers in Texas. The separate reserve for these off-balance sheet commitments was $11.2 million at September 30, 2009. Approximately 4.81% of the loans sold with recourse with an outstanding principal balance of $17 million were either delinquent more than 90 days, in bankruptcy or in foreclosure, and 6.27% were past due 30 to 89 days. The provision for credit losses on loans sold with recourse, which is included in mortgage banking costs, was $2.0 million for the third quarter of 2009. Net losses charged against the reserve totaled $1.5 million for the third quarter of 2009.


Derivatives with Credit Risk

We offer programs that permit our customers to hedge various risks, including fluctuations in energy, cattle and other agricultural product prices, interest rates and foreign exchange rates, or to take positions in derivative contracts. Each of these programs work essentially the same way. Derivative contracts are executed between the customers and the Company. Offsetting contracts are executed between the Company and selected counterparties to minimize the risk to the Company of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to us as compensation for administrative costs, credit risk and profit.

The customer derivative programs create credit risk for potential amounts due to the Company from our customers and from the counterparties. Customer credit risk is monitored through existing credit policies and procedures. The effects of changes in commodity prices, interest rates or foreign exchange rates are evaluated across a range of possible options to determine the maximum exposure we are willing to have individually to any customer. Customers may also be required to provide margin collateral to further limit our credit risk.

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

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in the Company recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts. This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or counterparty's ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value. At September 30, 2009, the net fair values of derivative contracts, excluding cash margin, reported as assets under these programs totaled $412 million, down from $476 million at June 30, 2009 due primarily to cash settlements and reduced transaction volumes. At September 30, 2009, derivative contracts carried as assets included primarily energy contracts with fair values of $215 million, interest rate contracts with fair values of $137 million, and foreign exchange contracts with fair values of $54 million. The aggregate net fair values of derivative contracts, excluding cash margin, reported as liabilities totaled $417 million.

At September 30, 2009, total derivative assets were reduced by $17 million of cash collateral received from counterparties and total derivative liabilities were reduced by $22 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by GAAP.

A table showing the notional and the fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements (Unaudited).

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at September 30, 2009 was (in thousands):

Table 21 - Fair Value of Derivative Contracts

Customers                                                         $ 180,380
Energy companies                                                    123,110
Banks                                                                85,896
Exchanges                                                               175
Other                                                                 5,817
---------------------------------------------------------------- -----------
Fair value of customer hedge asset derivative contracts, net       $395,378
---------------------------------------------------------------- -----------

The largest net amount due from a single counterparty, a domestic subsidiary of a major energy company, at September 30, 2009 was $116 million. This amount was offset by $140 million in letters of credit issued by multiple independent financial institutions.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices to the equivalent of $35 per barrel of oil would increase the fair value of derivative assets by $313 million, with dealer counterparties comprising the bulk of the assets. An increase in prices to the equivalent of $110 per barrel of oil would increase the fair value of derivative assets by $465 million as current prices move away from the fixed prices embedded in our existing contracts. Further increases in prices to the equivalent of $125 per barrel of oil would increase the fair value of our derivative assets by $627 million with lending customers comprising the bulk of the assets.

Summary of Loan Loss Experience

We maintain separate reserves for loan losses and reserves for off-balance sheet credit risk. The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $293 million or 2.52% of outstanding loans at September 30, 2009 and 77% of non-accruing loans at September 30, 2009. The allowance for loan losses was $281 million and the reserve for off-balance sheet credit losses was $12 million. At June 30, 2009, the combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $274 million or 2.27% of outstanding loans and 77% of non-accruing loans.

------------------------------------------------------------------------------------------------------------------------------
Table 22 - Summary of Loan Loss Experience
(In thousands)
                                                                           Three Months Ended
                                            ----------------------------------------------------------------------------------
                                               September 30,      June 30,       March 31,        Dec. 31,        Sept. 30,
                                                   2009             2009           2009            2008             2008
                                            ----------------------------------------------------------------------------------
Reserve for loan losses:
Beginning balance                           $     263,309     $     251,002   $     233,236  $     186,516    $     154,018
   Loans charged off:
      Commercial                                   12,026             9,135          15,791         25,837           11,393
      Commercial real estate                       17,407            17,186          10,215            573           14,394
      Residential mortgage                          3,479             5,373           1,765          2,476            2,865
      Consumer                                      5,669             5,715           6,764          6,795            5,274
------------------------------------------------------------------------------------------------------------------------------
      Total                                        38,581            37,409          34,535         35,681           33,926
------------------------------------------------------------------------------------------------------------------------------
   Recoveries of loans previously charged off:
      Commercial                                      858               692             356            220           11,882 (1)
      Commercial real estate                           20                83              41              7              175
      Residential mortgage                            201               179             214            122               65
      Consumer                                      1,515             1,518           2,053          1,673            1,590
------------------------------------------------------------------------------------------------------------------------------
      Total                                         2,594             2,472           2,664          2,022           13,712
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                              35,987            34,937          31,871         33,659           20,214
Provision for loan losses                          53,580            47,244          49,637         80,379           52,712
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $     280,902     $     263,309   $     251,002  $     233,236    $     186,516
------------------------------------------------------------------------------------------------------------------------------
Reserve for off-balance sheet credit losses:
Beginning balance                           $      10,445     $      10,569   $      15,166  $      22,544    $      22,545
Provision for off-balance sheet credit losses       1,540              (124)         (4,597)        (7,378)              (1)
------------------------------------------------------------------------------------------------------------------------------
Ending balance                              $      11,985     $      10,445   $      10,569  $      15,166    $      22,544
------------------------------------------------------------------------------------------------------------------------------
Total provision for credit losses           $      55,120     $      47,120   $      45,040  $      73,001    $      52,711
------------------------------------------------------------------------------------------------------------------------------
Reserve for loan losses to loans
    outstanding at period-end                        2.42%             2.18%           1.99%          1.81%            1.47%
Net charge-offs (annualized)
    to average loans                                 1.21              1.13            1.00           1.05             0.64
Total provision for credit losses (annualized)
    to average loans                                 1.85              1.52            1.41           2.28             1.67
Recoveries to gross charge-offs                      6.72              6.61            7.71           5.67            40.42
Reserve for loan losses as a multiple of net
    charge-offs (annualized)                         1.95x             1.88x           1.97x          1.73x            2.31x
Reserve for off-balance sheet credit losses to
    off-balance sheet credit commitments             0.22%             0.19%           0.19%          0.27%            0.38%
Combined reserves for credit losses to loans
    outstanding at period-end                        2.52              2.27            2.07           1.93             1.65
------------------------------------------------------------------------------------------------------------------------------

(1) Includes a $7.1 million recovery of a loan charged off in 2005 and a $4.0 million recovery of a loan charged off in 2001.

Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio. The allowance consists of specific reserves attributed to impaired loans, general reserves based on migration factors and non-specific reserves based on general economic, risk concentration and related factors. An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently. For the nine months ended September 30, 2009, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

Specific reserves for impaired loans are determined by evaluation of estimated future cash flows, collateral value or historical statistics. Loans are considered to be impaired when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on non-accrual status. Generally, all non-accruing commercial and commercial real estate loans are considered impaired. Substantially all impaired loans are collateralized. Collateral includes real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property. Collateral may also include personal guaranties by borrowers and related parties.

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

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on an evaluation of available cash resources or collateral value. No reserves are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover. Impaired loans totaled $358 million at September 30, 2009 and $328 million at June 30, 2009. At September 30, 2009, $247 million of impaired loans had $38 million of specific reserves and $111 million had no specific reserves. Impaired loans with a gross outstanding principal balance of $234 million have been charged down to an estimated recoverable balance of $111 million. Cumulative life-to-date charge-offs of impaired loans with no specific reserves at September 30, 2009 totaled $123 million, including $24 million charged off in the third quarter of 2009. At June 30, 2009, $229 million of impaired loans had $34 million of specific reserves and $99 million had no specific reserves.

General reserves for unimpaired loans are based on migration models. Separate migration models are used to determine general reserves for commercial and commercial real estate loans, residential mortgage loans, and consumer loans. All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers' ability to repay the loans. Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends. We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors. Greater emphasis is placed on losses incurred in more recent periods. The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade. The general reserve for residential mortgage loans is based on an eight-quarter average percent of loss. The general reserve for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans. The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $217 million at September 30, 2009 and $204 million at June 30, 2009.

Nonspecific reserves are maintained for risks beyond factors specific to a particular loan or identified by the migration models. These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio. In addition, migration factors used to determine general reserves based on historical losses are inherently backward-looking. Evaluation of nonspecific factors consider the effect of the duration of the business cycle on migration factors. Nonspecific factors also consider current economic conditions and other relevant factors. Aggregate of nonspecific reserves totaled $27 million at September 30, 2009 and $25 million at June 30, 2009.

The provision for credit losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation. The provision for credit losses totaled $55.1 million for the third quarter of 2009, $47.1 million for the second quarter of 2009 and $52.7 million for the third quarter of 2008. Factors considered in determining the provision for credit losses for the third quarter of 2009 included trends of net charge-offs, nonperforming loans and risk grading. These trends generally have indicated increasing credit risk.

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

Net loans charged off during the third quarter of 2009 totaled $36.0 million compared to $34.9 million in the previous quarter and $20.2 million in the third quarter of 2008. Net loans charged off in the third quarter of 2008 included recoveries of $7.1 million from a loan charged off in 2005 and $4.0 million from a loan charged off in 2001. The ratio of net loans charged off (annualized) to average outstanding loans was 1.21% for the third quarter of 2009 compared with 1.13% for the second quarter of 2009 and 0.64% for the third quarter of 2008. Gross loans charged off in the third quarter of 2009 increased to $38.6 million from $37.4 million in the second quarter of 2009. Recoveries of loans previously charged off were $2.6 million in the third quarter of 2009, an increase of $122 thousand over the previous quarter.

Net loans charged off by category and principal market area during the third quarter of 2009 is as follows (in thousands):

Table 23 - Net Loans Charged Off
                              Oklahoma     Texas    Colorado    Arkansas     New     Arizona    Kansas/     Total
                                                                            Mexico              Missouri
                             ------------ --------- ---------- ----------- --------- --------- ----------- ---------
   Commercial                     $7,003    $1,736     $2,255       $ (12)    $ 221      $(35)       $  -   $11,168
   Commercial real estate            497       876      9,815           -     2,041     4,158           -    17,387
   Residential mortgage            2,103       328         75          36       210       526           -     3,278
   Consumer                        2,049     1,081         51         709       259         5           -     4,154
---------------------------- ------------ --------- ---------- ----------- --------- --------- ----------- ---------
Total net loans charged off    $  11,652   $ 4,021    $12,196       $ 733   $ 2,731    $4,654        $  -   $35,987
---------------------------- ------------ --------- ---------- ----------- --------- --------- ----------- ---------

Net commercial loans charged off during the third quarter of 2009 increased $2.7 million over the prior quarter and included $9.0 million from the energy sector of the loan portfolio and $1.3 million from the wholesale / retail sector of the loan portfolio. Commercial real estate loans charged off during the third quarter of 2009 included $16.3 million in the land and residential construction sector of the loan portfolio, primarily composed of $9.8 million in the Colorado market and $4.1 million in the Arizona market. Net commercial real estate loans charged off increased $284 thousand over the prior quarter including a $9.3 million reduction in net loans charged off in the Arizona market, largely offset by increased charge-offs of $9.2 million in the Colorado market. Commercial loan charge-offs in Colorado largely consisted of a loan to a single borrower.

Residential mortgage net charge-offs declined $1.9 million compared to the previous quarter, primarily related to a $1.7 million net improvement in the Texas market. Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, were down slightly compared to the previous quarter. Net charge-offs of indirect auto loans totaled $2.8 million for the third quarter of 2009 and $2.2 million for the second quarter of 2009.

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

Nonperforming Assets

----------------------------------------------------------------------------------------------------------------------
 Table 24 - Nonperforming Assets
(In thousands)
                                                   Sept. 30,     June 30,      March 31,     Dec. 31,     Sept. 30,
                                                      2009        2009           2009          2008          2008
                                               -----------------------------------------------------------------------
Nonaccrual loans:
   Commercial                                   $   128,266   $   126,510    $   128,501  $   134,846   $   105,757
   Commercial real estate                           212,418       189,586        175,487      137,279        78,235
   Residential mortgage                              38,220        35,860         34,182       27,387        27,075
   Consumer                                           3,897         1,037          1,065          561           758
----------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                           382,801       352,993        339,235      300,073       211,825
Renegotiated loans (3)                               17,426        17,479         13,623       13,039        12,326
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                        400,227       370,472        352,858      313,112       224,151
Other nonperforming assets                           89,507        75,243         61,383       29,179        28,088
----------------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                   $   489,734   $   445,715    $   414,241  $   342,291   $   252,239
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by principal market:
    Oklahoma                                   $    112,610  $    108,490    $   105,536  $   108,367  $     87,885
    Texas                                            65,911        51,582         55,225       42,934        29,141
    New Mexico                                       35,541        29,640         18,046       16,016        12,293
    Arkansas                                          5,911         3,888          4,078        3,263         3,386
    Colorado (4)                                     50,432        45,794         38,567       32,415        20,980
    Arizona                                         108,161       106,076        111,772       80,994        54,832
    Kansas / Missouri                                 4,235         7,523          6,011       16,084         3,308
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    382,801  $    352,993    $   339,235  $   300,073  $    211,825
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans by loan portfolio sector:
    Commercial:
          Energy                               $     48,992  $     53,842    $    49,618  $    49,364  $     49,839
          Manufacturing                              17,429        16,975         18,248        7,343         6,479
          Wholesale / retail                          7,623        10,983          8,650       18,773         7,806
          Agriculture                                    98           105            115          680           755
          Services                                   30,094        24,713         30,226       36,873        26,581
          Healthcare                                 13,758        14,222         14,288       12,118         3,300
          Other                                      10,272         5,670          7,356        9,695        10,997
----------------------------------------------------------------------------------------------------------------------
               Total commercial                     128,266       126,510        128,501      134,846       105,757
    Commercial real estate:
          Land development and construction         113,868        97,425         99,922       76,082        53,624
          Retail                                     22,254        17,474          9,893       15,625        13,011
          Office                                     31,406        27,685         23,305        7,637         3,022
          Multifamily                                28,223        27,827         27,198       24,950           896
          Industrial                                    527           527            575        6,287           390
          Other commercial real estate               16,140        18,648         14,594        6,698         7,292
----------------------------------------------------------------------------------------------------------------------
               Total commercial real estate         212,418       189,586        175,487      137,279        78,235
    Residential mortgage:
           Permanent mortgage                        36,431        34,149         32,848       26,233        26,401
           Home equity                                1,789         1,711          1,334        1,154           674
----------------------------------------------------------------------------------------------------------------------
                Total residential mortgage           38,220        35,860         34,182       27,387        27,075
    Consumer                                          3,897         1,037          1,065          561           758
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                     $    382,801  $    352,993    $   339,235  $   300,073  $    211,825
----------------------------------------------------------------------------------------------------------------------
Ratios:
Reserve for loan losses to nonperforming loans       70.19%        71.07%         71.13%       74.49%        83.21%
Nonperforming loans to period-end loans               3.45          3.07           2.79         2.43          1.77
----------------------------------------------------------------------------------------------------------------------
Loans past due (90 days or more)  (1)          $    24,238   $    32,479     $   46,123 (2$   19,123   $    20,213
----------------------------------------------------------------------------------------------------------------------

(1) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.       $      2,589  $      1,337    $       395  $       872  $      1,210
(2) Includes a $23 million loan that was paid
     current after March 31, 2009.
(3) Includes residential mortgages guaranteed
     by agencies of the U.S. Government.
     These loans have been modified to extend
     payment terms and/or reduce interest            11,234        11,079         10,514       10,396         9,604
     rates to current market.
(4) Includes loans subject to First United
     Bank sellers escrow.                             4,173         8,305         11,287       13,181        13,262
----------------------------------------------------------------------------------------------------------------------

Non-performing assets totaled $490 million or 4.18% of outstanding loans and repossessed assets at September 30, 2009, up $44 million since June 30, 2009. In addition to $383 million of non-accruing loans, non-performing assets included $17 million of restructured residential mortgage loans and $90 million of real estate and other repossessed assets. Renegotiated commercial and commercial real estate loans are reported as non-accruing loans. Non-performing assets included $11 million of restructured residential mortgage loans guaranteed by agencies of the U.S. government and $10 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007. The Company will be reimbursed by the sellers up to $5.3 million for any losses incurred during a three-year period after the June 2007 acquisition date. A roll forward of non-performing assets as of September 30, 2009 is as follows:

Table 25 - Rollforward of Non-Performing Assets
(In thousands)

                               For the three months ended September 30, 2009
                        ------------------------------------------------------------
                                                      Real estate
                                                       and other         Total
                        Non-Accruing  Renegotiated    repossessed    non-performing
                           Loans          Loans           assets          assets
                        ------------ --------------- --------------- ---------------
Beginning balance          $352,993        $ 17,479        $ 75,243        $445,715
Additions                   104,522               -               -         104,522
Payments                    (26,637)              -               -         (26,637)
Chargeoffs / Writeoffs      (27,948)              -          (3,130)        (31,078)
Foreclosures                (20,613)              -          20,613               -
Sales                             -               -          (3,872)         (3,872)
Return to accrual              (278)              -               -            (278)
Other, net                      762             (53)            653           1,362
----------------------- ------------ --------------- --------------- ---------------
Ending balance             $382,801        $ 17,426        $ 89,507        $489,734
----------------------- ------------ --------------- --------------- ---------------

                               For the nine months ended September 30, 2009
                        ------------------------------------------------------------
                                                      Real estate
                        Non-Accruing  Renegotiated     and other         Total
                           Loans         Loans        repossessed    non-performing
                                                         assets          assets
                        ------------ --------------- --------------- ---------------
Beginning balance          $300,073        $ 13,039        $ 29,179        $342,291
Additions                   287,741               -               -         287,741
Payments                    (51,108)              -               -         (51,108)
Chargeoffs/                 (74,951)              -          (4,055)        (79,006)
Writeoffs
Foreclosures                (72,955)              -          72,955               -
Sales                             -               -         (10,529)        (10,529)
Return to accrual              (653)              -               -            (653)
Other, net                   (5,346)          4,387           1,957             998
----------------------- ------------ --------------- --------------- ---------------
Ending balance            $ 382,801        $ 17,426        $ 89,507       $ 489,734
----------------------- ------------ --------------- --------------- ---------------

The distribution of non-accruing loans among our various markets was:

Table 26 - Non-Accruing Loans by Principal Market
(In thousands)
                         September 30, 2009             June 30, 2009                    Change
                     ---------------------------  ---------------------------  ---------------------------
                         Amount        % of           Amount        % of          Amount        % of
                                    outstanding                   outstanding                  outstanding
                                      loans                        loans                        loans
                     -------------------------------------------------------------------------------------
Oklahoma                   $112,610      2.13%          $108,490      1.96%          $ 4,120      17 b.p.
Texas                        65,911      1.98             51,582      1.49            14,329      49
New Mexico                   35,541      4.46             29,640      3.69             5,901      77
Arkansas                      5,911      1.54              3,888      0.97             2,023      57
Colorado                     50,432      5.56             45,794      4.88             4,638      68
Arizona                     108,161     20.08            106,076     19.66             2,085      42
Kansas / Missouri             4,235      1.15              7,523      2.01            (3,288)    (86)
----------------------------------------------------------------------------------------------------------
Total                      $382,801      3.30%          $352,993      2.92%         $ 29,808      38 b.p.
----------------------------------------------------------------------------------------------------------

The majority of non-accruing loans continued to be in the Oklahoma and Arizona markets. Non-accruing loans in the Oklahoma market included $34 million of commercial energy loans related to SemGroup. Non-accruing loans in the Arizona market consisted primarily of commercial real estate loans. With exception of Kansas/Missouri, non-accruing loans grew in all geographies during the third quarter of 2009. The 38 basis point increase in the ratio of non-accruing loans to period end loans was also impacted by a $458 million decrease in period end loans at September 30, 2009 compared to June 30, 2009.

Commercial

Non-accruing commercial loans totaled $128 million or 2.01% of total commercial loans at September 30, 2009 and $127 million or 1.88% of total commercial loans at June 30, 2009. Newly identified commercial loans totaled $36 million primarily in the energy and services sector of the portfolio. This was partially offset by a $13 million decrease in energy loans from the proceeds of a sale of SemGroup bankruptcy claims. The distribution of non-accruing commercial loans among our various markets was:

Table 27 - Non-Accruing Commercial Loans by Principal Market
(Dollars in thousands)
                          September 30, 2009                June 30, 2009                    Change
                       --------------------------     --------------------------    --------------------------
                          Amount        % of            Amount         % of            Amount        % of
                                     outstanding                   outstanding                    outstanding
                                        loans                         loans                          loans
                       ------------- ------------ --- ------------ ------------- -- ------------- ------------
Oklahoma                   $ 68,523       2.50%          $ 69,088        2.37%         $ (565)     13 b.p.
Texas                        34,807       1.68             34,384        1.58             423      10
New Mexico                   10,718       3.11              7,737        2.03           2,981     108
Arkansas                        666       0.67                702        0.72             (36)     (5)
Colorado                     10,472       1.84             12,849        2.16          (2,377)    (32)
Arizona                       2,855       1.30                532        0.25           2,323     105
Kansas / Missouri               225       0.07              1,218        0.37            (993)    (30)
---------------------- ------------- ------------ --- ------------ ------------- -- ------------- ------------
Total commercial           $128,266       2.01%         $ 126,510        1.88%        $ 1,756      13 b.p
---------------------- ------------- ------------ --- ------------ ------------- -- ------------- ------------

Approximately $49 million of non-accruing commercial loans are in the energy sector of the portfolio, including $34 million of remaining amounts due from SemGroup. SemGroup is expected to distribute cash, debt and equity to its credits and exit bankruptcy in the fourth quarter of 2009. Based on currently available information, we expect the fair value of assets received to support our current carrying value. Excluding sales of SemGroup bankruptcy claims, non-accruing energy sector loans increased $8.3 million over the second quarter of 2009. In addition, $30 million of non-accruing commercial loans are in the services sector of the loan portfolio, a $5.4 million increase over the second quarter of 2009 and represent 1.70% of outstanding loans in the service sector at September 30, 2009. Non-accruing loans to the manufacturing sector of the portfolio totaled $17 million or 3.94% of all loans to the manufacturing sector at September 30, 2009. Non-accruing loans to the wholesale / retail sector of the loan portfolio decreased $3.4 million from June 30, 2009 to $7.6 million or 0.81% of all loans in the wholesale /retail sector of the loan portfolio.

Commercial Real Estate

Non-accruing commercial real estate loans remain largely concentrated in the Arizona market. Approximately $99 million or 47% of total non-accruing commercial real estate loans are in Arizona and consist primarily of $35 million of non-accruing residential construction and land development loans, $20 million of loans secured by office buildings, $17 million of commercial land development loans and $16 million of loans secured by retail facilities. Total non-accruing commercial real estate loans increased $23 million during the third quarter of 2009. The increase included $16 million in non-accruing residential construction and land development loans, $4.8 million net increase in non-accruing loans secured by retail facilities and $3.7 million in non-accruing loans secured by office buildings. The increase in non-accruing residential construction and land development loans included $13 million in the Colorado market and $11 million in the Texas market partially offset by a $7.1 million decrease in the Arizona market. Decreases in non-accruing residential construction and land development loans were primarily related to charge-offs and transfers to other real estate owned. The distribution of non-accruing commercial real estate loans among our various markets was:

Table 28 - Non-Accruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)

                                  September 30, 2009                June 30, 2009                    Change
                               --------------------------     --------------------------    --------------------------
                                  Amount        % of            Amount         % of            Amount        % of
                                             outstanding                   outstanding                    outstanding
                                                loans                         loans                          loans
                               ------------- ------------ --- ------------ ------------- -- ------------- ------------
Oklahoma                           $ 30,716        3.77%        $ 27,913         3.26%          $2,803      51 bp
Texas                                16,427        2.24            5,031         0.68           11,396     156
New Mexico                           22,314        6.47           18,328         5.85            3,986      62
Arkansas                              1,560        1.21            1,566         1.18               (6)      3
Colorado                             38,807       15.53           31,588        11.70            7,219     383
Arizona                              98,892       38.45          100,160        38.14           (1,268)     31
Kansas / Missouri                     3,702       12.67            5,000        13.89           (1,298)   (122)
------------------------------ ------------- ------------ --- ------------ ------------- -- ------------- ------------
Total commercial real estate      $ 212,418        8.30%       $ 189,586         7.26%         $22,832     104 bp
------------------------------ ------------- ------------ --- ------------ ------------- -- ------------- ------------

Residential Mortgage and Consumer

Non-accruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $36 million or 2.70% of outstanding residential mortgage loans at September 30, 2009, a $2.4 million increase over June 30, 2009. Home equity loans continued to perform well with only $1.8 million or 0.37% of total home equity loans in non-accrual status. The distribution of non-accruing residential mortgage loans among our various markets was:

Table 29 - Non-Accruing Residential Mortgage Loans by Principal Market
(Dollars in thousands)

                                      September 30, 2009               June 30, 2009                     Change
                                   --------------------------    ---------------------------    --------------------------
                                     Amount         % of            Amount         % of           Amount         % of
                                                outstanding                    outstanding                   outstanding
                                                   loans                          loans                         loans
                                   ------------ ------------- -- ------------- ------------- -- ------------ -------------
Oklahoma                               $11,815         0.95%         $11,270         0.90%           $545         5 bp
Texas                                   13,662         4.07           11,699         3.38           1,964        69
New Mexico                               2,397         2.72            3,493         3.84          (1,096)     (112)
Arkansas                                 2,627        13.73            1,498         7.88           1,129       585
Colorado                                 1,127         1.64            1,357         2.32            (230)      (68)
Arizona                                  6,284        10.97            5,238         8.99           1,046       198
Kansas / Missouri                          308         2.09            1,305        10.60            (997)     (851)
---------------------------------- ------------ ------------- -- ------------- ------------- -- ------------ -------------
Total residential mortgage loans       $38,220         2.09%         $35,860         1.96%         $2,361        13 bp
---------------------------------- ------------ ------------- -- ------------- ------------- -- ------------ -------------

In addition to non-accruing residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage and consumer loans past due is included in the following table. Residential mortgage loans less than 90 days past due increased $4.9 million and residential mortgage loans past due 90 days or more decreased $230 thousand during the third quarter. Consumer loans past due 30 to 89 days increased $1.3 million primarily due to an increase in indirect automobile loans offset by a decrease in other consumer loans. Consumer loans past due 90 days or more increased $3.5 million, primarily due to an increase indirect automobile loans.

-----------------------------------------------------------------------------------
Table 30 - Residential Mortgage and Consumer Loans Past Due
(In Thousands)
                                   September 30, 2009           June 30, 2009
                                 -----------------------    -----------------------
                                 90 Days     30 to 89       90 Days     30 to 89
                                  or More       Days         or More       Days
                                 ----------- -----------    ----------- -----------
   Permanent mortgage               $ 2,703     $30,541        $ 2,933     $25,473
   Home equity                            -       1,457              -       1,606
-------------------------------- ----------- ----------- -- ----------- -----------
Total residential mortgage          $ 2,703     $31,998        $ 2,933     $27,079
-------------------------------- ----------- ----------- -- ----------- -----------
Consumer:
   Indirect automobile                $ 469     $21,959          $ 549     $19,454
   Other consumer                     3,768       4,585            211       5,554
-------------------------------- ----------- ----------- -- ----------- -----------
Total consumer                      $ 4,237     $26,544          $ 760     $25,008
-------------------------------- ----------- ----------- -- ----------- -----------


Real estate and other repossessed assets totaled $90 million at September 30, 2009, up from $75 million at June 30, 2009. Real estate and other repossessed assets included $50 million of 1-4 family residential properties and residential land development properties, $22 million of developed commercial real estate properties, $8 million of undeveloped land, $7 million of equipment, and $3 million of automobiles. The distribution of real estate owned and other repossessed assets among our various markets included $35 million in Arizona, $18 million in Texas, $8 million in New Mexico, $8 million in Colorado, $7million in Kansas City, $7 million in Oklahoma and $6 million in Arkansas.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Non-performing Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $216 million at September 30, 2009 and $220 million at June 30, 2009. The current composition of potential problem loans by primary industry included real estate - $83 million, energy production - $41 million, services - $33 million, manufacturing - $18 million and healthcare - $15 million. Potential problem real estate loans included $57 million of residential development loans on properties primarily located in Texas, Colorado and Oklahoma and $13 million of loans secured by completed residential properties.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks. For the third quarter of 2009, approximately 66% of our funding was provided by average deposit accounts, 19% from average borrowed funds, 2% from average long-term subordinated debt and 9% from shareholders' equity. Our funding sources primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, and may include issuance of qualifying debt under the U.S. Treasury Liquidity Guarantee Program ("TLGP"). These funding sources provide adequate liquidity to meet our operating needs.

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

Average deposits totaled $15.1 billion at September 30, 2009 and represented approximately 66% of total average liabilities and capital for the third quarter of 2009, compared with $15.3 billion and 66% of total average liabilities and capital for the second quarter of 2009.

Average deposits decreased $202 million compared to the second quarter of 2009. Average interest-bearing transaction deposit accounts continued to grow in the third quarter of 2009, up $308 million over the second quarter of 2009, as did average demand deposits, up $209 million over the second quarter of 2009 primarily related to growth in balances held by our commercial banking customers. Average time deposits decreased $719 million over the second quarter of 2009. We have been intentionally reducing certain types of higher-costing time deposits to reduce our overall cost of funds.

Growth in our average interest-bearing transaction deposit accounts over the second quarter of 2009 included $234 million of commercial deposits, $114 million of consumer banking deposits and $76 million increase in funds management and other deposits offset by a $116 million decrease in wealth management deposits.

Average commercial banking deposits were up $429 million, including an increase of $491 million from our commercial banking units offset by a $69 million decrease from our treasury services unit. Average consumer banking deposits decreased $67 million across all of our geographical markets, including $100 million in Oklahoma and $12 million in New Mexico, offset by a $25 million increase in Texas. Average wealth management deposits decreased $258 million compared to the second quarter of 2009, including a $144 million decrease in deposits generated by our broker / dealer network and a $114 million decrease in deposits generated by our trust division.

Brokered deposits averaged $272 million in the third quarter of 2009, down $242 million from the second quarter of 2009. Brokered deposits were largely added in 2008 to remix wholesale funding sources in order to provide more available overnight liquidity and are being replaced by other deposit products as they mature.

The distribution of deposit accounts among our principal markets is shown in the following table.

---------------------------------------------------------------------------------------------------------------------
Table 31 - Deposits by Principal Market Area
(In thousands)
                                         Sept. 30,       June 30,         March 31,       Dec. 31,        Sept. 30,
                                           2009            2009             2009            2008            2008
                                    ---------------------------------------------------------------------------------
Oklahoma:
   Demand                            $   1,895,980   $   1,451,057    $   1,651,111   $   1,683,374    $   1,681,325
   Interest-bearing:
     Transaction                         4,566,058       4,374,089        4,089,838       4,117,729        4,151,430
     Savings                                93,443          94,048           95,827          86,476           86,900
     Time                                1,765,980       2,033,312        2,876,313       3,104,933        3,036,297
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                6,425,481       6,501,449        7,061,978       7,309,138        7,274,627
                                    ---------------------------------------------------------------------------------
     Total Oklahoma                  $   8,321,461   $   7,952,506    $   8,713,089   $   8,992,512    $   8,955,952
                                    ---------------------------------------------------------------------------------
Texas:
   Demand                            $   1,138,794   $   1,002,266    $   1,021,424   $   1,067,456    $     956,846
   Interest-bearing:
     Transaction                         1,716,460       1,660,642        1,527,399       1,460,576        1,543,974
     Savings                                35,724          33,992           33,867          32,071           32,400
     Time                                1,007,579       1,035,919        1,054,632         857,416          794,911
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                2,759,763       2,730,553        2,615,898       2,350,063        2,371,285
                                    ---------------------------------------------------------------------------------
     Total Texas                     $   3,898,557   $   3,732,819    $   3,637,322   $   3,417,519    $   3,328,131
                                    ---------------------------------------------------------------------------------
New Mexico:
   Demand                            $     216,330   $     175,033    $     180,308   $     155,345    $     176,477
   Interest-bearing:
     Transaction                           424,528         434,498          401,000         397,382          376,941
     Savings                                18,039          18,255           17,858          16,289           16,316
     Time                                  511,507         542,388          561,300         522,894          475,560
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  954,074         995,141          980,158         936,565          868,817
                                    ---------------------------------------------------------------------------------
     Total New Mexico                $   1,170,404   $   1,170,174    $   1,160,466   $   1,091,910    $   1,045,294
                                    ---------------------------------------------------------------------------------
Arkansas:
   Demand                            $      19,077   $      17,261    $      16,503   $      16,293    $      23,565
   Interest-bearing:
     Transaction                            85,061          73,972           63,924          38,566           19,146
     Savings                                 1,131           1,031            1,100           1,083              865
     Time                                  137,109         162,505          150,015          75,579           47,684
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  223,301         237,508          215,039         115,228           67,695
                                    ---------------------------------------------------------------------------------
     Total Arkansas                  $     242,378   $     254,769    $     231,542   $     131,521    $      91,260
                                    ---------------------------------------------------------------------------------
Colorado:
   Demand                            $     121,555   $     113,895    $     111,048   $     116,637    $     115,677
   Interest-bearing:
     Transaction                           477,418         445,521          466,276         480,113          440,888
     Savings                                18,518          18,144           18,905          17,660           19,300
     Time                                  520,906         579,709          584,971         532,475          428,872
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                1,016,842       1,043,374        1,070,152       1,030,248          889,060
                                    ---------------------------------------------------------------------------------
     Total Colorado                  $   1,138,397   $   1,157,269    $   1,181,200   $   1,146,885    $   1,004,737
                                    ---------------------------------------------------------------------------------
Arizona:
   Demand                            $      54,046   $      55,975    $      54,362   $      39,424    $      45,725
   Interest-bearing:
     Transaction                            95,242          89,842           66,809          56,985           64,463
     Savings                                   971           1,282              970           1,014            1,033
     Time                                   56,809          59,775           54,923          34,290           14,433
                                     ---------------------------------------------------------------------------------
   Total interest-bearing                  153,022         150,899          122,702          92,289           79,929
                                    ---------------------------------------------------------------------------------
     Total Arizona                   $     207,068   $     206,874    $     177,064   $     131,713    $     125,654
                                    ---------------------------------------------------------------------------------
Kansas / Missouri:
   Demand                            $      16,406   $       9,692    $      16,140   $       3,850    $       5,548
   Interest-bearing:
     Transaction                            15,682          12,907           11,976          10,999            9,780
     Savings                                    70              54              117              42               33
     Time                                   84,923         158,325          141,505          55,656           19,794
                                    ---------------------------------------------------------------------------------
   Total interest-bearing                  100,675         171,286          153,598          66,697           29,607
                                    ---------------------------------------------------------------------------------
     Total Kansas / Missouri         $     117,081   $     180,978    $     169,738   $      70,547    $      35,155
                                    ---------------------------------------------------------------------------------

Total BOK Financial deposits         $  15,095,346   $  14,655,389    $  15,270,421   $  14,982,607    $  14,586,183
                                    ---------------------------------------------------------------------------------

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan banks from across the country. The largest single source of Federal funds purchased totaled $200 million at September 30, 2009. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans). During the third quarter of 2009, the outstanding balance of federal funds purchased averaged $1.6 billion, securities repurchase agreements totaled $717 million and Federal Home Loan Bank borrowings totaled $1.0 billion.

The Company participates in the TLGP, which expanded insurance coverage to certain qualifying debt issued by eligible financial institutions. In general, senior unsecured debt newly issued on or before June 30, 2009 will be fully protected by the FDIC through the earlier of the maturity of the debt or June 30, 2012. Subsequently, the FDIC approved a limited four-month extension of the Debt Guarantee Program under the TLGP. Participating insured depository institutions may issue qualifying senior unsecured debt no later than October 31, 2009. The FDIC guarantee of qualifying debt expires on the earliest of the opt-out date, the mandatory conversion date, the stated maturity date or December 31, 2012. Collectively, our subsidiary banks may issue up to $1.8 billion of TLGP protected debt. No TLGP guaranteed debt was issued by our subsidiary banks.

The subsidiary banks also borrow funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program averaged $1.1 billion at September 30, 2009. Although designated as a temporary program, no plans have been announced for its termination.

At September 30, 2009, the estimated unused credit available to the subsidiary banks from our traditional sources and within our internal policy limits was approximately $6.8 billion.

During the third quarter of 2009, the Company increased short-term borrowings and deposits at the Federal Reserve Banks to take advantage of spreads in short-term interest rates. Deposits in the Federal Reserve Banks are included in cash and due from banks on the Company's consolidated balance sheet.


Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus profits for the two preceding years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, the subsidiary banks could declare up to $184 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $158 million under this policy. Further losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

On July 21, 2008, the Company entered into a $188 million, unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. Interest on the outstanding balance is based on one-month LIBOR plus 125 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 25 basis points. This agreement has no restrictive covenants. The credit agreement matures in December of 2010. No amounts were outstanding under this credit agreement as of September 30, 2009.

Our equity capital was $2.2 billion at September 30, 2009, up $134 million from June 30, 2009. Net income less cash dividend paid increased equity $34 million. Accumulated other comprehensive losses decreased $98 million during the third quarter of 2009 primarily due to a $159 million decrease in net unrealized losses on available for sale securities. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends. On October 27, 2009, the Company's board of directors declared a cash dividend of $0.24 per common share payable on or about December 2, 2009 to shareholders of record as of November 16, 2009.

Based on asset size, we are the largest commercial bank that elected not to participate in the TARP Capital Purchase Program. The decision not to participate in TARP was based on an evaluation of our capital needs in both the current environment and in several capital stress environments. We considered capital requirements for organic growth and potential acquisitions, the cost of TARP capital and a defined exit strategy when the cost of TARP capital increases substantially at the end of year five. We also considered reasonable capital and liquidity support from our majority shareholder.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million. No shares were repurchased in the third quarter of 2009.

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

----------------------------------------------------------------------------------------------------------------------
Table 32 - Capital Ratios                     Sept. 30,        June 30,      March 31,     Dec. 31,      Sept. 30,
                                                 2009            2009          2009          2008           2008
                                           ---------------------------------------------------------------------------
Average total equity to average assets          9.26%            8.70%          8.35%         8.57%         8.92%
Tangible common equity ratio                    7.78             7.55           6.84          6.64          7.16
Tier 1 common equity ratio                     10.45             9.77           9.58          9.32          9.20
Risk-based capital:
  Tier 1 capital                               10.56             9.86           9.66          9.40          9.31
  Total capital                                14.10            13.34          13.08         12.81         12.62
Leverage                                        8.16             7.97           7.85          7.89          7.94
----------------------------------------------------------------------------------------------------------------------

Capital resources of financial institutions are also regularly measured by the tangible common equity ratio and tier 1 common equity ratio. Tangible common equity is shareholders' equity as defined by GAAP less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury's TARP program. Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders. These non-GAAP measures are valuable indicators of a financial institution's capital strength since they eliminate intangible assets from shareholders' equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders' equity. At September 30, 2009, BOK Financial's tangible common shareholders' equity ratio was 7.78% and tier 1 common equity ratio was 10.45%.

The following table provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Table 33 - Non-GAAP Measures                     Sept. 30,       June 30,        March 31,      Dec. 31,       Sept. 30,
(Dollars in thousands)                              2009           2009            2009           2008            2008
                                                ------------- ---------------- -------------- -------------- ---------------
Tangible common equity ratio:
Total shareholders' equity                      $  2,185,013       $2,050,572     $1,931,300     $1,846,257      $1,940,503
Less: Intangible assets, net                         356,152          357,838        359,523        361,209         363,177
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tangible common equity                             1,828,861        1,692,734      1,571,777      1,485,048       1,577,326
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Total assets                                      23,876,841       22,768,319     23,333,442     22,734,648      22,377,802
Less: Intangible assets, net                         356,152          357,838        359,523        361,209         363,177
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tangible assets                                  $23,520,689      $22,410,481    $22,973,919    $22,373,439     $22,014,625
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tangible common equity ratio                           7.78%            7.55%          6.84%          6.64%           7.16%
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------

Tier 1 common equity ratio:
Tier 1 capital                                    $1,849,254       $1,807,705     $1,773,576     $1,728,926      $1,707,390
Less: Non-controlling interest                        18,981           15,590         14,751         13,855          19,205
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tier 1 common equity                               1,830,273        1,792,115      1,758,825      1,715,071       1,688,185
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Risk weighted assets                              17,515,147       18,338,540     18,355,862     18,401,051      18,347,504
----------------------------------------------- ------------- ---------------- -------------- -------------- ---------------
Tier 1 common equity ratio                            10.45%            9.77%          9.58%          9.32%           9.20%
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

-------------------------------------------------------------------------------------------------------------------------------
Nine Month Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                            Nine Months Ended
                                          -------------------------------------------------------------------------------------
                                                      September 30, 2009                          September 30, 2008
                                          ------------------------------------------    ---------------------------------------
                                              Average         Revenue/     Yield          Average        Revenue/     Yield
                                              Balance        Expense(1)    /Rate          Balance       Expense(1)    /Rate
                                          -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   7,567,091   $   246,604       4.51%     $   5,903,319   $   226,044      5.09%
  Tax-exempt securities (3)                     270,450        11,650       5.76            259,507        12,520      6.49
-------------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      7,837,541       258,254       4.55          6,162,826       238,564      5.15
-------------------------------------------------------------------------------------------------------------------------------
  Trading securities                             96,389         2,773       3.85             71,792         3,637      6.77
  Funds sold and resell agreements               49,063            62       0.17             77,688         1,485      2.55
  Residential mortgage loans held for sale      218,425         7,791       4.77             94,337         4,122      5.84
  Loans (2)                                  12,357,814       427,157       4.62         12,380,418       557,842      6.02
     Less reserve for loan losses               273,466             -       -               153,372             -      -
-------------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      12,084,348       427,157       4.73         12,227,046       557,842      6.09
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 20,285,766       696,037       4.65         18,633,689       805,650      5.77
-------------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,663,461                                   2,749,490
-------------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  22,949,227                               $  21,383,179
-------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
  Transaction deposits                    $   6,877,782        40,515       0.79%     $   6,418,290        98,242      2.04%
  Savings deposits                              165,039           415       0.34            158,872           533      0.45
  Time deposits                               4,911,663        92,440       2.52          4,366,120       124,755      3.82
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing  deposits        11,954,484       133,370       1.49         10,943,282       223,530      2.73
-------------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
   agreements                                 2,386,998         6,697       0.38          3,084,312        54,082      2.34
  Other borrowings                            2,094,640         7,449       0.48          1,665,046        34,685      2.78
  Subordinated debentures                       398,455        16,756       5.62            398,313        16,773      5.63
-------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,834,577       164,272       1.30         16,090,953       329,070      2.73
-------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             3,148,823                                   2,605,971
  Other liabilities                             945,973                                     720,886
  Shareholders' equity                        2,019,854                                   1,965,369
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and  shareholders'  $  22,949,227                               $  21,383,179
      equity
-------------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                     531,765       3.34%                         476,580      3.04%
  Tax-Equivalent Net Interest Revenue
     To Earning Assets (3)                                                  3.55                                       3.41
     Less tax-equivalent adjustment (1)                         5,879                                       6,165
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                          525,886                                     470,415
Provision for credit losses                                   147,280                                     129,592
Other operating revenue                                       384,827                                     307,277
Other operating expense                                       520,296                                     476,962
-------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                           243,137                                     171,138
Federal and state income tax                                   81,925                                      54,546
Non-controlling interest income
   (expense), net                                              (3,405)                                      1,197
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   157,807                                 $   117,789
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net Income:
    Basic                                                 $      2.33                                 $      1.75
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      2.33                                 $      1.74
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

-----------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Summary - Unaudited
Consolidated Daily Average Balances, Average Yields and Rates
(Dollars in Thousands, Except Per Share Data)
                                                                           Three Months Ended
                                        -------------------------------------------------------------------------------------
                                                      September 30, 2009                            June 30, 2009
                                        -------------------------------------------      ------------------------------------
                                              Average        Revenue/    Yield /         Average        Revenue/    Yield /
                                              Balance       Expense(1)     Rate          Balance       Expense(1)    Rate
                                        -------------------------------------------------------------------------------------
Assets
  Taxable securities (3)                  $   8,012,380   $    81,890      4.18%     $   7,594,355   $    80,711      4.50%
  Tax-exempt securities (3)                     273,432         3,468      5.03            285,078         4,044      5.69
-----------------------------------------------------------------------------------------------------------------------------
    Total securities (3)                      8,285,812        85,358      4.21          7,879,433        84,755      4.54
-----------------------------------------------------------------------------------------------------------------------------
  Trading securities                             64,763           771      4.72            112,960           983      3.49
  Funds sold and resell agreements               67,032            18      0.11             29,277            14      0.19
  Residential mortgage loans held for sale      176,403         2,198      4.94            286,077         3,215      4.51
  Loans (2)                                  11,887,418       139,883      4.67         12,403,050       143,510      4.64
    Less reserve for loan losses                281,289             -         -            273,335             -         -
-----------------------------------------------------------------------------------------------------------------------------
  Loans, net of reserve                      11,606,129       139,883      4.78         12,129,715       143,510      4.75
-----------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 20,200,139       228,228      4.54         20,437,462       232,477      4.65
-----------------------------------------------------------------------------------------------------------------------------
  Cash and other assets                       2,850,395                                  2,636,569
-----------------------------------------------------------------------------------------------------------------------------
        Total assets                      $  23,050,534                              $  23,074,031
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and equity
  Transaction deposits                    $   7,162,477   $    11,736      0.65%     $   6,854,003   $    13,362      0.78%
  Savings deposits                              167,677           203      0.48            167,813           104      0.25
  Time deposits                               4,404,854        24,401      2.20          5,123,947        31,637      2.48
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits         11,735,008        36,340      1.23         12,145,763        45,103      1.49
-----------------------------------------------------------------------------------------------------------------------------
  Funds purchased and repurchase
    agreements                                2,284,985         1,817      0.32          2,316,990         1,995      0.35
  Other borrowings                            2,173,103         2,070      0.38          1,951,699         2,375      0.49
  Subordinated debentures                       398,484         5,558      5.53            398,456         5,632      5.67
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      16,591,580        45,785      1.09         16,812,908        55,105      1.31
-----------------------------------------------------------------------------------------------------------------------------
  Demand deposits                             3,392,578                                 3,183,338
  Other liabilities                             931,406                                 1,071,121
  Total equity                                2,134,970                                 2,006,664
-----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and equity            $  23,050,534                             $  23,074,031
-----------------------------------------------------------------------------------------------------------------------------
  Tax-Equivalent Net Interest Revenue (3)                $    182,443      3.45%                     $    177,372      3.34%
  Tax-Equivalent Net Interest  Revenue
     To Earning Assets (3)                                                 3.63                                        3.55
   Less tax-equivalent adjustment (1)                           1,982                                      1,792
-----------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                          180,461                                    175,580
Provision for credit losses                                    55,120                                     47,120
Other operating revenue                                       131,770                                    127,965
Other operating expense                                       178,732                                    175,770
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                            78,379                                     80,655
Federal and state income tax                                   24,772                                     28,315
Non-controlling interest income
   (expense), net                                              (2,947)                                      (225)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                $    50,660                                $    52,115
-----------------------------------------------------------------------------------------------------------------------------
Earnings Per Average Common Share Equivalent:
  Net income:
    Basic                                                 $      0.75                                $      0.77
-----------------------------------------------------------------------------------------------------------------------------
    Diluted                                               $      0.75                                $      0.77
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

-------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
               March 31, 2009                         December 31, 2008                      September 30, 2008
-------------------------------------------------------------------------------------------------------------------------
      Average       Revenue/    Yield /       Average        Revenue/    Yield /      Average       Revenue/    Yield /
      Balance      Expense(1)     Rate        Balance       Expense(1)    Rate        Balance      Expense(1)    Rate
-------------------------------------------------------------------------------------------------------------------------

  $   7,084,340  $    84,004       4.90%  $   6,634,035   $    87,317       5.12% $   6,056,909  $    78,030       5.09%
        252,612        4,138       6.64         255,693         4,133       6.43        254,803        4,166       6.64
-------------------------------------------------------------------------------------------------------------------------
      7,336,952       88,142       4.96       6,889,728        91,450       5.17      6,311,712       82,196       5.15
-------------------------------------------------------------------------------------------------------------------------
        111,962        1,019       3.69          78,840         1,298       6.55         66,419          937       5.61
         50,701           30       0.24          48,246            92       0.76         79,862          290       1.44
        201,135        2,378       4.79         121,184         1,683       5.52        116,533        1,743       5.95
     12,784,765      143,763       4.56      12,826,696       169,700       5.26     12,596,823      180,119       5.69
        252,734            -         -          209,319             -         -         182,844            -         -
-------------------------------------------------------------------------------------------------------------------------
     12,532,031      143,763       4.65      12,617,377       169,700       5.35     12,413,979      180,119       5.77
-------------------------------------------------------------------------------------------------------------------------
     20,232,781      235,332       4.75      19,755,375       264,223       5.28     18,988,505      265,285       5.55
-------------------------------------------------------------------------------------------------------------------------
      2,710,588                               2,516,276                               2,832,658
-------------------------------------------------------------------------------------------------------------------------
  $  22,943,369                           $  22,271,651                           $  21,821,163
-------------------------------------------------------------------------------------------------------------------------

  $   6,610,805  $    15,417       0.95%  $   6,116,465   $    23,161       1.51% $   6,565,935  $    28,312       1.72%
        159,537          109       0.28         155,784           143       0.37        159,856          147       0.37
      5,215,091       36,401       2.83       5,109,303        42,090       3.28      4,792,366       40,810       3.39
-------------------------------------------------------------------------------------------------------------------------
     11,985,433       51,927       1.76      11,381,552        65,394       2.29     11,518,157       69,269       2.39
-------------------------------------------------------------------------------------------------------------------------

      2,562,066        2,825       0.45       3,095,054         7,289       0.94      3,061,186       15,253       1.98
      2,158,963        3,064       0.58       1,986,857         7,541       1.51      1,390,233        8,935       2.56
        398,425        5,566       5.67         398,392         5,489       5.48        398,361        5,553       5.55
-------------------------------------------------------------------------------------------------------------------------
     17,104,887       63,382       1.50      16,861,855        85,713       2.02     16,367,937       99,010       2.41
-------------------------------------------------------------------------------------------------------------------------
      2,864,751                               2,712,384                               2,739,209
      1,058,216                                 788,530                                 767,832
      1,915,515                               1,908,882                               1,946,185
-------------------------------------------------------------------------------------------------------------------------
  $  22,943,369                           $  22,271,651                           $  21,821,163
-------------------------------------------------------------------------------------------------------------------------
                 $    171,950      3.25%                  $    178,510      3.26%                $    166,275      3.14%
                                                                                      3.05

                                   3.47                                     3.57                                   3.48
                       2,105                                    2,063                                  1,927
-------------------------------------------------------------------------------------------------------------------------
                     169,845                                  176,447                                164,348
                      45,040                                   73,001                                 52,711
                     125,092                                  121,447                                132,286
                     165,794                                  185,442                                164,290
-------------------------------------------------------------------------------------------------------------------------
                      84,103                                   39,451                                 79,633
                      28,838                                   10,363                                 22,958

                        (233)                                   6,355                                     10
-------------------------------------------------------------------------------------------------------------------------
                 $    55,032                              $    35,443                            $    56,685
-------------------------------------------------------------------------------------------------------------------------


                 $      0.81                              $      0.53                            $      0.84
-------------------------------------------------------------------------------------------------------------------------
                 $      0.81                              $      0.52                            $      0.84
-------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------- -- ------------- --- -------------- -- -------------- ---- --------------------
Quarterly Earnings Trends -- Unaudited
(In thousands, except share and per share data)
                                                                                    Three Months Ended
                                                        ---------------------------------------------------------------------------
                                                         Sept. 30,       June 30,         March 31,       Dec.31,        Sept.30,
                                                            2009           2009             2009           2008            2008
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Interest revenue                                     $    226,246        230,685      $    233,227   $     262,160   $     263,358
Interest expense                                           45,785         55,105            63,382          85,713          99,010
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Net interest revenue                                      180,461        175,580           169,845         176,447         164,348
Provision for credit losses                                55,120         47,120            45,040          73,001          52,711
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Net interest revenue after provision for credit losses    125,341        128,460           124,805         103,446         111,637
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Other operating revenue
Brokerage and trading revenue                              24,944         21,794            24,699          23,507          30,846
Transaction card revenue                                   26,264         27,533            25,428          25,177          25,632
Trust fees and commissions                                 16,315         16,860            16,510          17,143          20,100
Deposit service charges and fees                           30,464         28,421            27,405          29,239          30,404
Mortgage banking revenue                                   13,197         19,882            18,498           7,217           7,145
Bank-owned life insurance                                   2,634          2,418             2,317           2,682           2,829
Margin asset fees                                              51             68                67             187           1,934
Other revenue                                               6,087          6,124             6,583           5,778           7,768
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Total fees and commissions                                119,956        123,100           121,507         110,930         126,658
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Gain (loss) on other  assets, net                           3,223            973               143          (7,420)           (841)
Gain (loss) on derivatives, net                              (294)        (1,037)           (1,664)         (2,219)          4,366
Gain on securities, net                                    12,266          6,471            20,108          20,156           2,103
Total other-than-temporary impairment losses               (6,133)        (1,263)          (54,368)             -               -
Portion of loss recognized in other comprehensive income   (2,752)           279           (39,366)             -               -
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Net impairment losses recognized in earnings               (3,381)        (1,542)          (15,002)             -               -
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Total other operating revenue                             131,770        127,965           125,092         121,447         132,286
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Other operating expense
Personnel                                                  98,012         96,191            92,627          87,695          87,549
Business promotion                                          4,827          4,569             4,428           7,283           5,837
Professional fees and services                              7,555          7,363             6,512           7,923           6,501
Net occupancy and equipment                                15,884         15,973            16,258          14,901          15,570
Insurance                                                   6,092          5,898             5,638           3,216           2,436
FDIC special assessment                                         -         11,773                 -               -               -
Data processing and communications                         20,413         20,452            19,306          19,720          19,911
Printing, postage and supplies                              3,716          4,072             4,571           3,823           4,035
Net (gains) losses and operating expenses of
repossessed assets                                          3,497            996             1,806           1,006            (136)
Amortization of intangible assets                           1,686          1,686             1,686           1,967           1,884
Mortgage banking costs                                      8,065          9,336             7,467           4,967           5,811
Change in fair value of mortgage servicing rights           2,981         (7,865)           (1,955)         26,432           5,554
Visa retrospective responsibility obligation                    -              -                 -          (1,700)          1,700
Other expense                                               6,004          5,326             7,450           8,209           7,638
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Total other operating expense                             178,732        175,770           165,794         185,442         164,290
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Income before taxes                                        78,379         80,655            84,103          39,451          79,633
Federal and state income tax                               24,772         28,315            28,838          10,363          22,958
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Net income before non-controlling interest                 53,607         52,340            55,265          29,088          56,675
Net income (loss) attributable to non-controlling interest  2,947            225               233          (6,355)            (10)
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Net income attributable to BOK Financial Corp.       $     50,660    $    52,115       $    55,032    $     35,443          56,685
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------

Earnings per share:
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
   Basic                                             $       0.75           0.77       $      0.81    $       0.53    $       0.84
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
   Diluted                                           $       0.75           0.77       $      0.81    $       0.52    $       0.84
---------------------------------------------------- -- ------------ - ------------- --- ---------- --- ----------- --- -----------
Average shares used in computation:
---------------------------------------------------- -- ----------- --- ------------- -- ------------ -- ------------ -- ----------
   Basic                                                67,392,059      67,344,577       67,315,986      67,294,069      67,263,317
---------------------------------------------------- -- ----------- --- ------------- -- ------------ -- ------------ -- ----------
   Diluted                                              67,513,700      67,448,029       67,387,102      67,456,267      67,432,444
---------------------------------------------------- -- ----------- --- ------------- -- ------------ -- ------------ -- ----------

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

Interest Rate Risk - Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company's balance sheet to be relatively neutral to changes in interest rates over a twelve month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next 12 and 24 months based on eight interest rate scenarios. Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. The first assumes a sustained parallel 200 basis point increase and the third assumes a sustained parallel 100 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates. However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. The Company also performs a sensitivity analysis based on a "most likely" interest rate scenario, which includes non-parallel shifts in interest rates. An independent source is used to determine the most likely interest rate scenario.

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

Interest Rate Sensitivity
(Dollars in Thousands)
                                      200 bp Increase                100 bp Decrease                Most Likely
                                 --------------------------    ---------------------------    -------------------------
                                     2009         2008            2009          2008             2009         2008
                                 ------------- ------------    ------------ --------------    ------------ ------------
Anticipated impact over the
   next twelve months on
   net interest revenue           $ (2,096)     $(16,405)      $  (22,451)      $ 6,644        $     2,746    $29,639
                                      (0.0)%        (1.1)%           (3.1)%         0.3%               0.4%       3.4%
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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.7 million. At September 30, 2009, the VAR was $1.6 million. The greatest value at risk during the third quarter of 2009 was $3.6 million.


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

PART II. Other Information

Item 1. Legal Proceedings

      See discussion of legal proceedings at footnote 8 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2009.

------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
                          Total Number     Average Price    Total Number of Shares Purchased      Maximum Number of Shares
                            of Shares     Paid per Share      as Part of Publicly Announced      that May Yet Be Purchased
        Period             Purchased (2)                           Plans or Programs (1)               Under the Plans
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
July 1, 2009 to                 4,111           $35.51                       -                             1,215,927
July 31, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
August 1, 2009 to                 714           $44.97                       -                             1,215,927
August 31, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
September 1, 2009 to            6,770           $45.69                       -                             1,215,927
September 30, 2009
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------
Total                          11,595                                        -
------------------------ ---------------- ---------------- ------------------------------------ -----------------------------

(1) The Company had a stock repurchase plan that was initially authorized by the Company's board of directors on February 24, 1998 and amended on May 25, 1999. Under the terms of that plan, the Company could repurchase up to 800,000 shares of its common stock. As of March 31, 2005, the Company had repurchased 638,642 shares under that plan. On April 26, 2005, the Company's board of directors terminated this authorization and replaced it with a new stock repurchase plan authorizing the Company to repurchase up to two million shares of the Company's common stock. As of September 30, 2009, the Company had repurchased 784,073 shares under the new plan.

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


Date:         October 30, 2009              /s/ Steven E. Nell
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