Form 10-K
period 2009-12-31
BOK FINANCIAL CORP ET AL
filed 2010-02-26
CIK 875357

As filed with the Securities and Exchange Commission on February 26, 2010
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates is approximately $945,143,201 (based on the June 30, 2009 closing price of Common Stock of $37.67 per share). As of January 31, 2010, there were 67,809,896 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders.

===============================================================================

                            BOK FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX
ITEM                                                                PAGE

                                     PART I
1.      Business                                                        1

1A.     Risk Factors                                                    6

1B.     Unresolved Staff Comments                                       9

2.      Properties                                                      9

3.      Legal Proceedings                                               9

4.      Submission of Matters to a Vote of Security Holders             9

                                     PART II

5.      Market for Registrant's Common Equity, Related
        Stockholder Matters and Issuer Purchases of Equity Securities   10

6.      Selected Financial Data                                         11

7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       12

7A.     Quantitative and Qualitative Disclosures About Market Risk      62

8.      Financial Statements and Supplementary Data                     64

9.      Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                             122

9A.     Controls and Procedures                                         122

9B.     Other Information                                               122

                                    PART III

10.     Directors, Executive Officers and Corporate Governance          123

11.     Executive Compensation                                          123

12.     Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters                      123

13.     Certain Relationships and Related Transactions, and
        Director Independence                                           123

14.     Principal Accountant Fees and Services                          123

                                     PART IV

15.     Exhibits, Financial Statement Schedules                         123

        Signatures                                                      130

        Chief Executive Officer Section 302 Certification, Exhibit 31.1 132

        Chief Financial Officer Section 302 Certification, Exhibit 31.2 133

        Section 906 Certifications, Exhibit 32                          134

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

                             Description of Business

BOK Financial is a financial holding company whose activities are limited by the Bank Holding Company Act of 1956 ("BHCA"), as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act. BOK Financial offers full service banking in Oklahoma, Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Northwest Arkansas, Denver, Colorado, Phoenix, Arizona, and Kansas City, Kansas/Missouri. Principal subsidiaries are Bank of Oklahoma, N.A. ("BOk"), Bank of Texas, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., and Bank of Kansas City, N.A. (collectively, the "Banks"). Other subsidiaries include BOSC, Inc., a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting. Other non-bank subsidiary operations do not have a significant effect on the Company's financial statements.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets. We have a solid position in Oklahoma and are the state's second largest financial institution as measured by deposit market share. Since 1997, we have expanded into Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Kansas/Missouri. We are currently exploring opportunities for further growth in these markets.

Our primary focus is to provide a broad range of financial products and services, including loans and deposits, cash management services, fiduciary services, mortgage banking and brokerage and trading services to middle-market businesses, financial institutions and consumers. Our revenue sources are diversified. Approximately 40% of our 2009 revenue came from commissions and fees.

Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high quality loans and providing a full range of financial products and services to our customers. Our energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities.

In a more normal operating environment our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making for each of our bank subsidiaries while adhering to common standards. In the current distressed operating environment we are actively looking to participate in FDIC-assisted acquisitions in existing markets.

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

                               Operating Segments

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Commercial banking includes lending, treasury and cash management services and customer risk management products for small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund electronic funds network. Consumer banking includes retail lending and deposit services and all mortgage banking activities. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets. Discussion of these principal lines of business appears within the Lines of Business section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 17 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

                                   Competition

BOK Financial and its operating segments face competition from other banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies, government agencies, mortgage brokers and insurance companies. The Company competes largely on the basis of customer services, interest rates on loans and deposits, lending limits and customer convenience. Some operating segments face competition from institutions that are not as closely regulated as banks, and therefore are not limited by the same capital requirements and other restrictions. All market share information presented below is based upon share of deposits in specified areas according to SNL DataSource as of December 31, 2009.

BOk is the largest banking subsidiary of BOK Financial and has the second largest market share in Oklahoma with 11% of the state's total deposits. In the Tulsa and Oklahoma City areas, BOk has 24% and 8% of the market share, respectively. BOk competes with two banks that have operations nationwide and have greater access to funds at lower costs, higher lending limits, and greater access to technology resources. BOk also competes with regional and locally owned banks in both the Tulsa and Oklahoma City areas, as well as in every other community in which we do business throughout the state.

Through other subsidiary banks, BOK Financial competes in Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, Northwest Arkansas, and Kansas City, Kansas/Missouri. Bank of Texas competes against numerous financial institutions, including some of the largest in the United States, and has a market share of approximately 2% in the Dallas, Fort Worth area and 1% in the Houston area. Bank of Albuquerque has a number four market share position with 10% of deposits in the Albuquerque area and competes with two large national banks, some regional banks and several locally-owned smaller community banks. Colorado State Bank and Trust has a market share of approximately 2% in the Denver area. Bank of Arizona operates as a community bank with locations in Phoenix, Mesa and Scottsdale. Bank of Arkansas serves Benton and Washington counties in Arkansas, and Bank of Kansas City serves the Kansas City, Kansas/Missouri market. The Company's ability to expand into additional states remains subject to various federal and state laws.

                                    Employees

As of December 31, 2009, BOK Financial and its subsidiaries employed 4,355 full-time equivalent employees. None of the Company's employees are represented by collective bargaining agreements. Management considers its employee relations to be good.

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

During 2009, legislation was proposed in Congress to restructure and strengthen supervision and regulation of the financial services industry in the United States. It is generally probable that laws and regulations affecting banks will increase and become more restrictive and costly. The likelihood and timing of any specific new proposals or legislation and the impact they might have on the Company and its subsidiaries cannot be predicted at this time.

The following information summarizes certain existing laws and regulations that affect the Company's operations. It does not discuss all provisions of these laws and regulations and it does not summarize all laws and regulations that affect the Company.

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

The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core capital (Tier 1) includes common shareholders' equity and qualifying preferred stock, less goodwill, most intangible assets and other adjustments. Supplementary capital (Tier 2) consists of preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt and allowances for credit losses, subject to limitations. Market risk capital (Tier 3) includes qualifying unsecured subordinated debt. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily upon relative credit risk. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. For a depository institution to be considered well capitalized under the regulatory framework for prompt corrective action, the institution's Tier 1 and total capital ratios must be at least 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2009, BOK Financial's Tier 1 and total capital ratios under these guidelines were 10.86% and 14.43%, respectively.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. BOK Financial's leverage ratio at December 31, 2009 was 8.05%.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2009.

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

In 2009, BIS announced enhancements to the Basel II framework. In general, these enhancements involve higher capital requirements, further supervisory review and guidance, and increased disclosures. Higher capital requirements would apply to certain items such as liquidity facilities and other off-balance sheet exposures. Reputation risk has been added as a specific risk management topic. In addition, future capital requirements will likely include stress tests of relevant values such as credit performance, interest rate moves and funding sources.

It is generally probable that the announced enhancements to the Basel II framework, along with changes in laws and regulations affecting banks in the United States will increase capital requirements. The likelihood and timing of any specific changes and the impact they might have on the Company and its subsidiaries cannot be predicted at this time.

Further discussion of regulatory capital, including regulatory capital amounts and ratios, is set forth under the heading "Liquidity and Capital" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15 of the Company's Notes to Consolidated Financial Statements, both of which appear elsewhere herein.

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

In response to an increase in bank failures, the board of directors of the FDIC approved a special assessment during 2009. This assessment was calculated as 5 basis points times each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. Collectively, the Banks paid $12 million of special assessment charges.

On November 12, 2009 the board of directors of the FDIC voted to require insured institutions to prepay over three years of estimated insurance assessments on December 30, 2009 in order to strengthen the cash position of the DIF. As of December 31, 2009 and each quarter thereafter, the regular quarterly assessment will be applied against the prepaid assessment until the asset is exhausted. Any prepaid assessment not exhausted as of June 30, 2013 will be returned. Collectively, the Banks prepaid $78 million of deposit insurance assessments.

In addition, the Banks are assessed a charge based on deposit balances by the Financing Corporation ("FICO"). The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Dividends

The primary source of liquidity for BOK Financial is dividends from the Banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years and further restricted by minimum capital requirements. Based on the most restrictive limitations, the Banks had excess regulatory capital and could declare up to $225 million of dividends without regulatory approval as of December 31, 2009. BOK Financial management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory standards. Under this policy, the Banks could declare dividends of up to $190 million as of December 31, 2009. These amounts are not necessarily indicative of amounts that may be available to be paid in future periods.

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

In response to a significant ongoing recession in business activity which began in 2007, the U.S. government enacted various programs and continues to enact programs to stimulate the economy. These programs include the Trouble Assets Relief Program ("TARP"), which provided capital to eligible financial institutions and other sectors of the domestic economy, and the TLGP, which expanded insurance coverage to a larger amount of deposit account balances and other qualifying debt issued by eligible financial institutions. In addition, the government recently enacted economic stimulus legislation, which increases government spending and reduces certain taxes. The long-term effects of these programs on the economy in general and on BOK Financial Corporation in particular are uncertain.

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

ITEM 1A.   RISK FACTORS

Since 2007, the United States economy has been in recession. Business activity across a wide range of industries and geographic regions has decreased and unemployment has increased significantly. The financial services industry and capital markets have been adversely affected by significant declines in asset values, rising delinquencies and defaults, and restricted liquidity. Numerous financial institutions have either failed or required a significant amount of government assistance due to credit losses and liquidity shortages. Although there are indications that the economy has stabilized, there is no assurance that conditions will improve in the near term. Continued recession in the economy could adversely affect our credit quality, financial condition and results of operations.

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

BOK Financial has invested a substantial amount of its holdings in mortgage-backed securities, which are investment interests in pools of mortgages. Mortgage-backed securities are highly sensitive to changes in interest rates. BOK Financial mitigates this risk somewhat by investing principally in shorter duration mortgage products, which are less sensitive to changes in interest rates. A significant decrease in interest rates could lead mortgage holders to refinance the mortgages constituting the pool backing the securities, subjecting BOK Financial to a risk of prepayment and decreased return on investment due to subsequent reinvestment at lower interest rates. A significant decrease in interest rates could also accelerate premium amortization. Conversely, a significant increase in interest rates could cause mortgage holders to extend the term over which they repay their loans, which delays the Company's opportunity to reinvest funds at higher rates.

In an effort to reduce interest rates and stimulate the housing market, the Federal Reserve Bank has purchased a significant amount of mortgage-backed securities. The Federal Reserve Bank has announced that it will curtail purchases in 2010 which may result in rising interest rates and lower fair values of our mortgage-backed securities.

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

The trend toward increasingly extensive regulation is likely to continue and become more costly in the future. Laws, regulations or policies currently affecting BOK Financial and its subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, BOK Financial's business may be adversely affected by any future changes in laws, regulations, policies or interpretations. For example, recently approved changes to regulations are expected to significantly reduce fees we can charge overdrawn deposit accounts beginning in the second half of 2010.

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


ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.


ITEM 2.   PROPERTIES

BOK Financial and its subsidiaries own and lease improved real estate that is carried at $207 million, net of depreciation and amortization. The Company's principal offices are located in leased premises in the Bank of Oklahoma Tower, Tulsa, Oklahoma. Banking offices are primarily located in Tulsa and Oklahoma City, Oklahoma, Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona, and Kansas City, Kansas/Missouri. Primary operations facilities are located in Tulsa and Oklahoma City, Oklahoma, Dallas, Texas, and Albuquerque, New Mexico. The Company's facilities are suitable for their respective uses and present needs.

The information set forth in Notes 5 and 14 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides further discussion related to properties.


ITEM 3.   LEGAL PROCEEDINGS

The information set forth in Note 14 of the Company's Notes to Consolidated Financial Statements, which appear elsewhere herein, provides discussion related to legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BOK Financial's $0.00006 par value common stock is traded on the Nasdaq Stock Market under the symbol BOKF. As of January 31, 2010, common shareholders of record numbered 942 with 67,809,896 shares outstanding.

The highest and lowest closing bid price for shares and cash dividends per share of BOK Financial common stock follows:

                       First          Second          Third          Fourth
                   -------------- --------------- -------------- --------------
2009:
  Low                  $22.95         $34.46           $34.81        $41.87
  High                  40.71          43.02            48.10         47.91
  Cash dividends         0.225          0.24             0.24          0.24

2008:
  Low                  $46.82         $49.11           $38.61        $38.40
  High                  55.23          60.74            53.94         54.42
  Cash dividends         0.20           0.225            0.225         0.225

                      Shareholder Return Performance Graph

Set forth below is a line graph comparing the change in cumulative shareholder return of the NASDAQ Index, the NASDAQ Bank Index, and the KBW 50 Bank Index for the period commencing December 31, 2004 and ending December 31, 2009.*

TOTAL RETURN PERFORMANCE graph shown here.  Data points are:

                                                             Period Ending
Index                            12/31/04     12/31/05     12/31/06     12/31/07     12/31/08     12/31/09
BOK Financial Corporation          100.00        93.79       114.77       109.47        87.10       104.85
NASDAQ Composite                   100.00       101.37       111.03       121.92        72.49       104.31
NASDAQ Bank Index                  100.00        95.67       106.20        82.76        62.96        51.31
KBW 50                             100.00        99.82       119.18        93.19        48.88        48.02

* Graph assumes value of an investment in the Company's Common Stock for each index was $100 on December 31, 2004. The KBW 50 Bank index is the
   Keefe, Bruyette & Woods, Inc. index, which is available only for calendar quarter end periods. During the periods shown, a 3% dividend was paid in shares of BOK Financial Common Stock on May 31, 2004. Cash dividends on Common Stock, which were first paid in 2005, are assumed to have been reinvested in BOK Financial Common Stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2009.

-------------------------------------- -------------------- ---------------- ------------------------ ----------------
                                                                                                       Maximum Number
                                                                              Total Number of Shares   of Shares that
                                                                               Purchased as Part of      May Yet Be
                Period                    Total Number of    Average Price      Publicly Announced       Purchased
                                       Shares Purchased (2) Paid per Share    Plans or Programs (1)    Under the Plans
-------------------------------------- -------------------- ---------------- ------------------------ ----------------
October 1, 2009 to October 31, 2009           3,520              $ 46.18                -                1,215,927
-------------------------------------- -------------------- ---------------- ------------------------ ----------------

November 1, 2009 to November 30, 2009         9,896                45.23                -                1,215,927
-------------------------------------- -------------------- ---------------- ------------------------ ----------------

December 1, 2009 to December 31, 2009        66,314                47.48                -                1,215,927
-------------------------------------- -------------------- ---------------- ------------------------ ----------------

Total                                        79,730                                     -
-------------------------------------- -------------------- ---------------- ------------------------ ----------------

(1) On April 26, 2005, the Company's board of directors authorized the Company to repurchase up to two million shares of the Company's common stock. As of December 31, 2009, the Company had repurchased 784,073 shares under this plan.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 1     Consolidated Selected Financial Data
           (Dollars In Thousands Except Per Share Data)

                                                                          December 31,
                                              ---------------------------------------------------------------------
                                                    2009          2008          2007          2006         2005
                                              ---------------------------------------------------------------------
 Selected Financial Data
    For the year:
      Interest revenue                          $ 914,569     $1,061,645    $1,160,737    $ 986,429    $ 769,934
      Interest expense                            204,205       414,783       616,252       499,741      320,593
      Net interest revenue                        710,364       646,862       544,485       486,688      449,341
      Provision for credit losses                 195,900       202,593        34,721        18,402       12,441
      Fees and commissions revenue                480,512       415,194       405,622       371,696      344,864
      Net income                                  200,578       153,232       217,664       212,977      201,505
    Period-end:
      Loans                                    11,279,698    12,876,006    11,940,570    10,651,178    9,088,312
      Assets                                   23,516,831    22,734,648    20,667,701    18,059,624   16,327,069
      Deposits                                 15,518,228    14,982,607    13,459,291    12,386,705   11,375,318
      Subordinated debentures                     398,539       398,407       398,273       297,800      295,964
      Shareholders' equity                      2,205,813     1,846,257     1,935,384     1,721,022    1,539,154
      Nonperforming assets(2)                     484,295       342,291       104,159        44,343       40,017

 Profitability Statistics
    Earnings per share (based on average equivalent shares):
      Basic                                     $    2.96     $    2.27     $    3.24     $    3.19    $    3.14
      Diluted                                        2.96          2.27          3.22          3.16         3.01
    Percentages (based on daily averages):
      Return on average assets                        0.87%         0.71%         1.14%         1.27%       1.29%
      Return on average shareholders' equity          9.66          7.87         12.01         13.23       13.78
      Average shareholders' equity to average         8.98          9.01          9.53          9.58        9.38
      assets

 Common Stock Performance
    Per Share:
      Book value per common share(5)            $    32.53    $    27.36    $    28.75    $    25.66   $    23.07
      Market price: December 31 close                47.52         40.40         51.70         54.98        45.43
      Market range - High close                      48.13         60.84         55.57         54.98        49.31
                   - Low close                       22.98         38.48         47.47         44.43        39.79
      Cash dividends declared                         0.945         0.875         0.75          0.55         0.30
      Dividend payout ratio                          31.93%        38.55%        23.29%        17.41%        9.97%

 Selected Balance Sheet Statistics
    Period-end:
      Tier 1 capital ratio                           10.86%         9.40%         9.38%         9.78%        9.84%
      Total capital ratio                            14.43         12.81         12.54         11.58        12.10
      Leverage ratio                                  8.05          7.89          8.20          8.79         8.30
      Tangible common equity ratio(1)                 7.99          6.64          7.72          8.22         7.94
      Reserve for loan losses to                     82.22         74.49        133.79        305.37       329.34
        nonperforming loans
      Reserve for loan losses to loans                2.59          1.81          1.06          1.03         1.14
      Combined reserves for credit losses to          2.72          1.93          1.24          1.22         1.37
 loans (4)

 Miscellaneous (at December 31)
    Number of employees (full-time equivalent)       4,355         4,300         4,110         3,958        3,825
    Number of banking locations                        197           195           189           163          150
    Number of TransFund locations                    1,896         1,933         1,822         1,649        1,421
    Trust assets                                $30,385,365   $30,454,512   $36,288,592   $31,704,091  $28,464,745
    Mortgage loan servicing portfolio(3)         7,366,780     5,983,824     5,481,736     4,988,611    4,492,524
 ------------------------------------------------------------------------------------------------------------------

(1) Shareholders' equity less preferred equity, intangible assets and equity provided by the TARP Capital Program (none) divided by total assets less intangible assets.
(2) Includes nonaccrual loans, renegotiated loans and assets acquired in satisfaction of loans. Excludes loans past due 90 days or more and still accruing.
(3)  Includes outstanding principal for loans serviced for affiliates.
(4) Includes reserve for loan losses and reserve for off-balance sheet credit losses.
(5) Conversion of Series A preferred stock added 6.9 million common shares outstanding in 2005.

Management's Assessment of Operations and Financial Condition

Overview

BOK Financial Corporation ("BOK Financial" or "the Company") is a financial holding company that offers full service banking in Oklahoma, Northwest Arkansas, Dallas, Forth Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Kansas/Missouri. The Company was incorporated in 1990 in Oklahoma and is headquartered in Tulsa, Oklahoma. Activities are governed by the Bank Holding Company Act of 1956, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act of 1999. Principal banking subsidiaries are Bank of Oklahoma, N.A., Bank of Albuquerque, N.A., Bank of Arkansas, N.A., Bank of Texas, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A. and Bank of Kansas City, N.A. Other subsidiaries include BOSC, Inc. a broker/dealer that engages in retail and institutional securities sales and municipal bond underwriting.

Our overall strategic objective is to emphasize growth in long-term value by building on our leadership position in Oklahoma and expanding into high-growth markets in contiguous states. We have a solid position in Oklahoma and are the state's second largest financial institution as measured by deposit market share. At December 31, 2009, 46% of our outstanding loans and 56% of our deposits are attributed to the Oklahoma market. Since 1997, we have expanded into Dallas, Fort Worth and Houston, Texas, Albuquerque, New Mexico, Denver, Colorado, Phoenix, Arizona and Kansas City, Kansas/Missouri. At December 31, 2009, 29% of our outstanding loans and 26% of our deposits are attributed to Texas. None of our other regional markets provide more than 10% of our outstanding loans or deposits. Our acquisition strategy targets quality organizations that have demonstrated solid growth in their business lines. We provide additional growth opportunities by hiring talent to enhance competitiveness, adding locations, and broadening product offerings. Our operating philosophy embraces local decision-making in each of our geographic markets while adhering to common Company standards. We also consider acquisitions of distressed financial institutions in existing markets when opportunities become available.

Our primary focus is to provide a comprehensive range of nationally competitive financial products and services in a personalized and responsive manner. Products and services include loans and deposits, cash management services, fiduciary services, mortgage banking, and brokerage and trading services to middle-market businesses, financial institutions, and consumers. Commercial banking is a significant part of our business. Our credit culture emphasizes building relationships by making high-quality loans and providing a full range of financial products and services to our customers. Energy financing expertise enables us to offer commodity derivatives for customers to use in their risk management and positioning activities. Our revenue sources are diverse. Historically, fees and commissions revenue provide 40% - 45% of our total revenue. Approximately 40% of our revenue came from commissions and fees in 2009.

BOK Financial operates three principal lines of business: commercial banking, consumer banking and wealth management. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund electronic funds network. Consumer banking includes retail lending and deposit services, and all mortgage banking activities. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets.

The recession continued to dampen the economy and the financial services industry in 2009. Civilian unemployment rates climbed from just over 7% at the beginning of the year to over 10% by year-end. Credit losses which first were largely concentrated in residential construction loans in the Arizona market spread to other commercial real estate and commercial loans across all markets. In response, the U.S. government has provided significant liquidity to the economy. Interest rates we paid remained at historic lows throughout the year. Along with tax credits available to first-time home buyers, the low interest rates stimulated mortgage lending activity. Interest rates decreased which increased the fair value of many financial instruments, such as mortgage-backed securities. After reaching highs of over $140 per barrel in 2008, oil prices dropped to under $40 per barrel in early 2009 and natural gas prices remained low throughout most of 2009.

Performance Summary

BOK Financial's net income for 2009 totaled $201 million or $2.96 per diluted share compared to $153 million or $2.27 per diluted share in 2008.

Highlights of 2009 included:

o Net interest revenue increased $64 million or 10% over 2008. Average earning assets were up $1.5 billion or 8%. Net interest margin was 3.57% for 2009, up 12 basis points over 2008.

o Fees and commissions revenue totaled $481 million for 2009 and $415 million for 2008. Net credit losses on derivative contracts related to two bankrupt counterparties reduced fees and commissions revenue by $54 million in 2008. Mortgage banking revenue increased $34 million compared to 2008.

o Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $709 million, up $81 million from the prior year. Personnel costs, FDIC insurance expenses, mortgage banking costs and net losses and expenses of repossessed assets increased over the prior year.

o Combined reserves for credit losses totaled $306 million or 2.72% of outstanding loans at December 31, 2009, up from $248 million or 1.93% of outstanding loans at December 31, 2008. Provision for credit losses and net charge-offs were $196 million and $138 million, respectively for 2009 and $203 million and $102 million, respectively for 2008.

o Nonperforming assets totaled $484 million or 4.24% of outstanding loans and repossessed assets at December 31, 2009, up from $342 million or 2.65% of outstanding loans and repossessed assets at December 31, 2008. Repossessed assets increased $100 million and nonaccruing loans increased $39 million over last year.

o Available for sale securities totaled $8.9 billion at December 31, 2009, up $2.5 billion since the prior year due to purchases of residential mortgage-backed securities issued by U.S. government agencies. Other than temporary impairment charges on certain privately-issued residential mortgage backed securities reduced pre-tax net income by $34 million during 2009.

o Outstanding loan balances were $11.3 billion at December 31, 2009, down $1.6 billion from the prior year. Most major loan categories decreased during 2009 due to reduced customer demand and normal repayment trends.

o Tangible common equity and Tier 1 capital ratios were 7.99% and 10.86%, respectively, at December 31, 2009 and 6.64% and 9.40%, respectively, at December 31, 2008. Growth in the tangible common equity ratio was due largely to a $211 million after-tax increase in the fair value of available for sale securities. The Company evaluated and elected not to participate in the U.S. Treasury's TARP Capital Purchase Program.

Net income for the fourth quarter of 2009 totaled $43 million or $0.63 per diluted share compared with $35 million or $0.52 per diluted share for the fourth quarter of 2008.

Highlights of the fourth quarter of 2009 included:

o Net interest revenue totaled $184 million, up $8.0 million over the fourth quarter of 2008. Net interest margin was 3.64% for the fourth quarter of 2009 and 3.57% for the fourth quarter of 2008.

o Net loans charged off and provision for credit losses were $35 million and $49 million, respectively for the fourth quarter of 2009. Net loans charged off and provision for credit losses were $34 million and $73 million, respectively for the fourth quarter of 2008.

o Fees and commissions revenue totaled $116 million, up $5 million over the fourth quarter of 2008, primarily due to higher mortgage banking revenue partially offset by a decrease in brokerage and trading revenue.

o Other than temporary impairment charges on certain privately-issued residential mortgage backed securities reduced pre-tax net income by $14 million during the fourth quarter of 2009.

o Other operating expense, excluding changes in the fair value of mortgage servicing rights, increased $23 million over the prior year. Mortgage banking costs, personnel expense, net losses and operating expenses on repossessed assets and FDIC insurance costs increased over the fourth quarter of 2008.

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

Reserves for Loan Losses and Off-Balance Sheet Credit Losses

Reserves for loan losses and off-balance sheet credit losses are assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio and probable estimated losses on unused commitments to provide financing. A consistent, well-documented methodology has been developed that includes reserves assigned to specific loans and commitments, general reserves that are based on a statistical migration analysis and nonspecific reserves that are based on analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. There have been no material changes in the approach or techniques utilized in developing the allowance for loan losses during 2009.

An independent Credit Administration department is responsible for performing this evaluation for all of our subsidiaries to ensure that the methodology is applied consistently.

Specific reserves for impairment are determined through evaluation of estimated future cash flows, collateral values and historical statistics. Loans are considered to be impaired when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreements. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. Generally, all nonaccruing commercial and commercial real estate loans are considered impaired. Substantially all impaired loans are collateralized. Collateral includes real property, inventory, accounts receivable, operating equipment, interest in mineral rights and other property. Collateral may also include personal guaranties by borrowers and related parties.

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

Nonspecific reserves are maintained for risks beyond those factors specific to a particular loan or those identified by the migration models. These factors include trends in the general economy in our primary lending areas, conditions in specific industries where we have a concentration, concentrations in large credits and overall growth in the loan portfolio. Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors. Nonspecific factors also consider current economic conditions and other relevant factors. A range of potential losses is determined for each factor identified.

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

We also maintain a separate credit loss reserve for residential mortgage loans sold with recourse. This reserve is based on the same migration model used for on-balance sheet residential mortgage loans. Migration factors are separately determined from historic loss trends for these loans. We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors. Greater emphasis is placed on losses incurred in more recent periods. The provision for losses on mortgage loans sold with recourse is included in mortgage banking costs on the Consolidated Statement of Earnings.


Valuation of Mortgage Servicing Rights

We have a significant investment in mortgage servicing rights. These rights are primarily retained from sales of loans we have originated or occasionally purchased from other lenders. Originated mortgage servicing rights are initially recognized at fair value. Purchased servicing rights are initially recognized at their purchase price. Subsequent changes in fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights. We use a cash flow model to determine fair value. Key assumptions and estimates including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value our mortgage servicing rights are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions. We adjusted the prepayment projections determined by this model to better correlate with actual performance of our servicing portfolio. The discount rate is based on benchmark rates for mortgage loans plus a market spread expected by investors in servicing rights. Significant assumptions used to determine the fair value of our mortgage servicing rights are presented in Note 7 to the Consolidated Financial Statements. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our servicing rights by $5.6 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our servicing rights by $9.7 million.

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

The fair value of each of our reporting units is estimated by the discounted future earnings method. Income growth is projected for each of our reporting units for 2010 through 2015 and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our reporting units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units. Critical assumptions in our evaluation were a 12.00% average expected long-term growth rate, a 0.74% volatility factor for BOK Financial common stock, a 10.60% discount rate and a 9.86% market risk premium.

The Company identified the geographical market underlying its operating segments as its reporting units for the purpose of performing its annual goodwill impairment test. This is consistent with the manner in which management assesses the performance of the Company and allocates resources. See additional discussion of the operating segments in the Assessment of Operations - Lines of Business section following.

The fair value, carrying value and related goodwill of reporting units for which goodwill was attributed as of our annual impairment test performed on October 1, 2009 is as follows (in thousands):

                                      Carrying
                         Fair Value   Value(1)    Goodwill
                        ------------ ---------- ------------
Commercial:
   Oklahoma             $ 580,129     $351,259    $ 5,140
   Texas                  484,261      432,167    196,183
   New Mexico              82,646       76,794     11,094
   Colorado               117,977      103,798     39,458
   Arizona                 89,520       73,714     14,853

Consumer:
   Oklahoma               394,559      133,248      1,683
   Texas                   96,275       60,543     27,567
   New Mexico              73,037       18,934      2,874
   Colorado                19,937       15,709      6,899
   Arizona                  1,184        1,652        228

Wealth Management:
   Oklahoma               248,328      102,415      1,350
   Texas                   65,333       41,352     16,372
   New Mexico              19,221        7,910      1,305
   Colorado                42,820       20,214      9,254
   Arizona                  9,197        7,964      1,569

(1)  Carrying value includes intangible assets attributed to the reporting unit.

Based on the results of the test performed as of October 1, 2009, the Company recorded an impairment charge of $228 thousand related to the consumer banking segment in the Arizona market.

Approximately $240 million or 72% of total goodwill was attributed to the Texas market and $56 million or 17% of total goodwill was attributed to the Colorado market. Because of the large concentration of goodwill in the Texas and Colorado markets, the fair value determined by the discounted future earnings method was corroborated by comparison to the multiple of the market capitalization over tangible book value or net assets less intangibles of publicly traded banks of similar size and characteristics in our geographical footprint. This valuation method corroborated fair values determined by the discounted future earnings method.

As of December 31, 2009, the market value of BOK Financial common stock, a primary assumption in our goodwill impairment analysis, was approximately 3% above the market value used in our most recent annual evaluation. The market value is influenced by factors affecting the overall economy and the regional banks sector of the market. Goodwill impairment may be indicated at our next annual evaluation date if the market value of our stock declines or sooner if we incur significant unanticipated operating losses or if other factors indicate a significant decline in the value of our reporting units. The effect of a 10% negative change in the market value of our common stock on September 30, 2009 was simulated. This simulation indicated that an additional impairment of $2.3 million is possible. Other factors that could affect future impairment analyses include credit losses that exceed projected amounts or failure to meet growth projections.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix, Arizona, our objective is to focus on growth in commercial and small business lending in the Arizona market. As discussed more fully in the Lines of Business section of this report, we have made changes in our Arizona operations to achieve this objective. Future goodwill impairment in the Arizona commercial reporting unit will depend largely on our ability to meet growth projections for this market.

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

Valuation of Derivative Instruments

We use interest rate derivative instruments to manage our interest rate risk. We also offer interest rate, commodity, and foreign exchange derivative contracts to our customers. All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices in an active market for identical instruments. Fair values for over-the-counter interest rate contracts used to manage our interest rate risk are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. Information used by these third-party dealers or independent pricing services to determine fair values are considered significant other observable inputs. Fair values for interest rate, commodity and foreign exchange contracts used in our customer hedging programs are based on valuations generated internally by third-party provided pricing models. These models use significant other observable market inputs to estimate fair values. Changes in assumptions used in these pricing models could significantly affect the reported fair values of derivative assets and liabilities, though the net effect of these changes should not significantly affect earnings.

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

Valuation of Securities

The fair value of our securities portfolio is generally based on a single price for each financial instrument provided to us by an applicable third-party pricing service determined by one or more of the following:

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

A portion of our securities portfolio is comprised of debt securities for which third-party services have discontinued providing price information due primarily to a lack of observable inputs and other relevant data. Management estimates the fair value of these securities based on significant unobservable inputs, including projected cash flows discounted at rates indicated by comparison to securities with similar credit and liquidity risk.

Other-Than-Temporary Impairment

On a quarterly basis, the Company evaluates impaired debt and equity securities to determine if impairments are temporary or other-than-temporary.

For impaired debt securities, management first determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. All impaired debt securities we intend to sell or we expect to be required to sell are considered other-than-temporarily impaired and the full impairment loss is recognized as a charge against earnings. All impaired debt securities we do not intend or expect to be required to sell are evaluated further.

Impairment of debt securities consistently rated investment grade by all nationally-recognized rating agencies is considered temporary unless specific contrary information is identified. Impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies is evaluated to determine if we expect to recover the entire amortized cost basis of the security based on the present value of projected cash flows from individual loans underlying each security. Below investment grade securities we own consist primarily of privately issued mortgage-backed securities. The primary assumptions used to project cash flows are disclosed in Note 2 to the Consolidated Financial Statements.

We also consider the adjusted loan-to-value ratio and credit enhancement coverage ratio as part of our assessment of cash flows available to recover the amortized cost of our securities. Adjusted loan-to-value ratio is an estimate of the collateral value available to support the realizable value of the security. We calculate the adjusted loan-to-value ratio for each security using loan-level data. The original loan-to-value ratio is adjusted for market-specific home price depreciation and credit enhancement on the specific tranche of each security we own. The credit enhancement coverage ratio is an estimate of currently remaining subordinated tranches available to absorb losses on pools of loans that support the security. We believe that an adjusted loan-to-value ratio above 85% or a credit enhancement coverage ratio below 1.5 times to be additional indicators that an impairment may be other than temporary.

Credit losses, which are defined as the excess of current amortized cost over the present value of projected cash flows, on other-than-temporarily impaired debt securities are recognized as a charge against earnings. Any remaining impairment attributed to factors other than credit losses are recognized in accumulated other comprehensive losses.

Credit losses are based on long-term projections of cash flows which are sensitive to changes in assumptions. Changes in assumptions and differences between assumed and actual results regarding unemployment rates, delinquency rates, foreclosures costs and home price depreciation can affect estimated and actual credit losses. Deterioration of these factors beyond those described in
Note 2 to the Consolidated Financial Statements could result in the recognition of additional credit losses.

We performed a sensitivity analysis of all privately issued mortgage-backed securities rated below AAA. Significant assumptions of this analysis included an increase in the unemployment rate to 12% over the next twelve months, decreasing to 8.5% thereafter and an additional 20% house price depreciation. The results of this analysis indicated $20 million to $25 million of credit losses in addition to credit losses recognized in 2009 are possible.

Impaired equity securities, including perpetual preferred stocks, are evaluated based on our ability and intent to hold the securities until fair value recovers over a period not to exceed three years. The assessment of the ability and intent to hold these securities considers liquidity needs, asset / liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings, and credit spreads for preferred stocks which have debt-like characteristics.


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

All plan assets are invested in the Cavanal Hill Balanced Fund. The expected long-term return on plan assets is based on this fund's life-to-date performance, adjusted for any known or expected changes in the fund's compositions or objectives. The expected return on plan assets was 7.00% for 2008 and 2007, and 5.25% for 2009.

The discount rate, which is used to determine the present value of our obligation to provide future benefits to plan participants and the related interest cost, is based on a spot-rate yield curve of high-quality fixed income securities such as AA rated industrial and utility bonds. A weighted average discount rate is determined by matching expected future cash outflows from the plan to interest rates at various spots along the yield curve. This method of determining the discount rate is expected to better represent the cost of future cash flows as the static participant pool decreases over time. The discount rate was 5.15% at December 31, 2009 and 6.50% at December 31, 2008. A 25 basis point decrease in the discount rate increases the pension liability by approximately $873 thousand or 2% and has no significant effect on pension expense because of the curtailment of benefits.

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

We use the Black-Scholes option pricing model. This model requires assumptions of expected volatility of our stock price and expected term between grant date and exercise date, along with other inputs to determine fair value. Assumptions used to determine the fair value of stock options are considered significant other observable inputs. Expected volatility is based on historical changes in our stock price measured over a period that approximates the expected term of our stock options. Expected term and forfeitures are based on historical trends. Information about assumptions used to value stock options can be found in Note 12 to the Consolidated Financial Statements. Non-vested shares, which cliff-vest five years after the grant date, are valued at the grant-date market price for BOK Financial common stock.

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

Executive incentive plans and individual employment agreements include performance conditions that may increase or decrease the number of awards granted based on future events. Unrecognized compensation cost, which generally will be recognized as expense over the service period, based on the probable outcome of these conditions is $16 million. Future compensation cost ranges from approximately $6 million if none of the performance conditions are met to $19 million if all of the performance conditions are met.


Assessment of Operations

Net Interest Revenue

Tax-equivalent net interest revenue totaled $718 million for 2009 compared with $655 million for 2008. Net interest revenue growth was driven primarily by a $1.5 billion increase in average earning assets and a 12 basis point increase in net interest margin.

Average earning assets increased $1.5 billion or 8% compared to 2008, primarily due to a $1.8 billion increase in average securities. We purchased U.S. government agency issued residential mortgage-backed securities to supplement earnings during a period of declining loan demand. Average loans, net of allowance for loan losses, decreased $465 million primarily due to decreases in commercial, commercial real estate and consumer loans partially offset by growth in residential mortgage loans.

Growth in average earning assets was funded primarily by an $888 million increase in interest-bearing deposits and a $647 million increase in demand deposit account balances. Average interest-bearing transaction accounts were up $751 million and average time deposits were up $130 million.

Borrowed funds declined $333 million compared to 2008, including a $230 million decrease in borrowings to fund average margin assets. Margin assets are placed by the Company to secure its obligations under various derivative contracts and are generally reported as a reduction of the derivative liabilities which they secure on the Company's consolidated balance sheet. Fees earned on margin assets are included in fees and commissions revenue while the related cost of funds reduces net interest revenue. Table 2 shows the effects on net interest revenue of changes in average balances and interest rates for the various types of earning assets and interest-bearing liabilities.

Net interest margin, the ratio of tax-equivalent net interest revenue to average earning assets, increased to 3.57% in 2009 compared with 3.45% in 2008 due primarily to lower funding costs.

The cost of interest-bearing liabilities was 1.21% for 2009, down 134 basis points from 2008. The cost of interest bearing deposits decreased 123 basis points to 1.38% and the cost of funds purchased and other borrowings decreased 160 basis points to 0.81%. Rates paid on funding sources decreased in 2009 due to market conditions. In addition, we reduced certain types of higher-costing time deposits during the year to lower our funding costs.

The tax-equivalent yield on earning assets was 4.59% for 2009, down 105 basis points from 2008. Loan yields decreased 118 basis points from 2008 to 4.65%; however, loan spreads continue to improve. The securities portfolio yield was 4.36%, down 80 basis points from 2008. Our securities portfolio re-prices as cash flow received is reinvested as current market rates. The resulting change in yield of the securities portfolio occurs more slowly than changes in market rates.

Our overall objective is to manage the Company's balance sheet to be relatively neutral to changes in interest rates. Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year. These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans. The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities. Among the strategies that we use to achieve a relatively rate-neutral position, we purchase fixed-rate, mortgage-backed securities and fund them with market rate sensitive liabilities. The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio. We also use derivative instruments to manage our interest rate risk. Interest rate swaps with a combined notional amount of $40 million convert fixed rate liabilities to floating rate based on LIBOR. The purpose of these derivatives is to position our balance sheet to be relatively neutral to changes in interest rates. Net interest revenue increased $13 million in 2009 and $7.0 million in 2008 from periodic settlements of derivative contracts. This increase in net interest revenue contributed 6 basis points and 4 basis points to net interest margin in 2009 and 2008, respectively. Derivative contracts are carried on the balance sheet at fair value. Changes in the fair value of these contracts are reported as derivative gains or losses in the Consolidated Statement of Earnings.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 2 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 2     Volume/Rate Analysis
            (In Thousands)
                                                 2009/2008                               2008/2007
                                    ------------------------------------    -------------------------------------
                                                     Change Due To(1)                          Change Due To(1)
                                                 -----------------------                 ------------------------
                                      Change       Volume    Yield/Rate       Change       Volume    Yield/Rate
                                    ------------ ----------- -----------    ------------ ----------- ------------
Tax-equivalent interest revenue:
  Securities                          $14,359    $  70,709   $ (56,350)       $59,749    $  45,461     $14,288
  Trading securities                   (1,235)         851      (2,086)         2,987        2,986           1
  Loans                              (158,854)     (12,458)   (146,396)      (159,817)      78,623    (238,440)
  Funds sold and resell agreements     (1,500)        (314)     (1,186)        (2,903)        (304)     (2,599)
----------------------------------- ------------ ----------- ----------- -- ------------ ----------- ------------
Total                                (147,230)      58,788    (206,018)       (99,984)     126,766    (226,750)
----------------------------------- ------------ ----------- ----------- -- ------------ ----------- ------------
Interest expense:
  Transaction deposits                (69,796)       9,924     (79,720)       (73,214)      12,679     (85,893)
  Savings deposits                        (62)          30         (92)          (823)         (50)       (773)
  Time deposits                       (54,704)       3,924     (58,628)       (49,785)        (664)    (49,121)
  Funds purchased and repurchase
       agreements                     (53,016)      (8,843)    (44,173)       (72,976)      11,273     (84,249)
  Other borrowings                    (33,036)       5,982     (39,018)        (2,032)      34,907     (36,939)
  Subordinated debentures                  36            9          27         (2,639)         195      (2,834)
----------------------------------- ------------ ----------- ----------- -- ------------ ----------- ------------
Total                                (210,578)      11,026    (221,604)      (201,469)      58,340    (259,809)
----------------------------------- ------------ ----------- ----------- -- ------------ ----------- ------------
Tax-equivalent net interest revenue    63,348     $ 47,762   $  15,586        101,485     $ 68,426    $ 33,059
                                                 ----------- -----------                 ----------- ------------
Change in tax-equivalent adjustment       154                                     892
----------------------------------- ------------                            ------------
Net interest revenue                $  63,502                               $ 102,377
----------------------------------- ------------                            ------------

                                                4th Qtr 2009 / 4th Qtr 2008
                                            ------------------------------------
                                                            Change Due To(1)
                                                        ------------------------
                                              Change      Volume     Yield/Rate
                                            ----------- ------------ -----------
Tax-equivalent interest revenue:
  Securities                                $ (5,332)   $ 20,375     $(25,707)
  Trading securities                            (371)       (161)        (210)
  Loans                                      (31,837)    (15,655)     (16,182)
  Funds sold and resell agreements               (76)        (22)         (54)
------------------------------------------- ----------- ------------ -----------
Total                                        (37,616)      4,537      (42,153)
------------------------------------------- ----------- ------------ -----------
Interest expense:
  Transaction deposits                       (12,069)      4,236      (16,305)
  Savings deposits                                56          13           43
  Time deposits                              (22,390)     (7,250)     (15,140)
  Funds purchased and repurchase agreements   (5,631)     (1,433)      (4,198)
  Other borrowings                            (5,799)        894       (6,693)
  Subordinated debentures                         53           9           44
------------------------------------------- ----------- ------------ -----------
Total                                        (45,780)     (3,531)     (42,249)
------------------------------------------- ----------- ------------ -----------
Tax-equivalent net interest revenue            8,164      $8,068      $    96
                                                        ------------ -----------
Change in tax-equivalent adjustment             (133)
------------------------------------------- -----------
Net interest revenue                        $  8,031
------------------------------------------- -----------

(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Fourth Quarter 2009 Net Interest Revenue

Tax-equivalent net interest revenue for the fourth quarter of 2009 totaled $187 million compared with $179 million for the fourth quarter of 2008. Average earning assets increased $894 million or 5%, including a $2.3 billion increase in average securities. Average loans, net of allowance for loan losses, decreased $1.3 billion compared to the fourth quarter of 2008. Average balances in all major loan categories decreased as a result of reduced customer demand and normal repayment trends. Growth in average earning assets was funded primarily by a $954 million increase in average demand deposits. Average interest-bearing deposits increased by $523 million offset by a $527 million decrease in other borrowings.

Net interest margin was 3.64% for the fourth quarter of 2009 and 3.57% for the fourth quarter of 2008. Growth in the net interest margin was due primarily to lower funding costs.

2008 Net Interest Revenue

Tax-equivalent net interest revenue for 2008 was $655 million for 2008 compared with $554 million for 2007. Average earning assets increased $2.0 billion, including a $1.2 billion increase in average outstanding loans, net of allowance for loan losses, and a $838 million increase in average securities. Growth in the securities portfolio generally consisted of highly-rated, fixed-rate mortgage backed securities issued by U.S. government agencies. As shown in Table 2, net interest revenue increased $68 million due to changes in earning assets and interest bearing liabilities and increased $33 million due to changes in interest yields and rates. The increase in net interest margin reflected a widening of the spread between LIBOR and the federal funds rates in the second half of 2008. LIBOR is the basis for interest earned on many of our loans. The federal funds rate is the basis for interest paid on many of our interest-bearing liabilities. The widening spread increased net interest margin by approximately 7 basis points in 2008. This spread largely narrowed to its historically normal level by the end of 2008. Market uncertainty increased yields on mortgage-backed securities despite falling interest rates. The average yield on our securities portfolio for 2008 increased 22 basis points compared with 2007. The increase in net interest margin from widened spreads was partially offset by a reduction in the benefit from non-interest bearing funding sources. This benefit decreased from 69 basis points in 2007 to 36 basis points in 2008. Very low market interest rates, especially in the second half of 2008 reduced the benefit of non-interest bearing funding sources. Also, an increase in average margin assets funded by interest-bearing liabilities decreased net interest margin by 5 basis points.


Other Operating Revenue

Other operating revenue increased $64 million compared with 2008 due to a $65 million increase in fees and commissions revenue. Mortgage banking revenue was up $34 million over last year. Trust fees and commissions were down $13 million and margin asset fees were down $8 million from 2008. Brokerage and trading revenue increased $49 million over 2008. Net credit losses on derivative contracts with two bankrupt counterparties reduced brokerage and trading revenue and total fees and commissions by $54 million in 2008.

Net gains on securities, derivatives and other assets increased $28 million, offset by a $29 million increase in other-than-temporary impairment charges recognized in earnings.

Table 3     Other Operating Revenue
            (In Thousands)
                                                                         Years ended December 31,
                                                     -----------------------------------------------------------
                                                         2009        2008        2007        2006        2005
                                                     ----------- ----------- ----------- ----------- -----------
Brokerage and trading revenue                        $   91,677  $   42,804(1) $ 62,542  $   53,413  $   48,024
Transaction card revenue                                105,517     100,153      90,425      78,622      72,036
Trust fees and commissions                               66,177      78,979      78,231      71,037      65,187
Deposit service charges and fees                        115,791     117,528     109,218     102,436      98,361
Mortgage banking revenue                                 64,980      30,599      22,275      26,996      30,681
Bank-owned life insurance                                10,239      10,681      10,058       2,558          62
Margin asset fees                                           236       8,548       4,800      10,166       5,504
Other revenue                                            25,895      25,902      28,073      26,468      25,009
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------
    Total fees and commissions                          480,512     415,194     405,622     371,696     344,864
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Gain (loss) on other assets, net                          4,134      (9,406)      2,404       1,499       7,798
Gain (loss) on derivatives, net                         (3,365)       1,299       2,282        (622)      1,179
Gain (loss) on available for sales securities, net       59,320       9,196        (276)        152      (1,700)
Gains on Mastercard and Visa IPO securities                   -       6,799       1,075           -           -
Gain (loss) on mortgage hedge securities               (13,198)      10,948        (486)     (1,102)     (5,195)
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Gain (loss) on securities, net                           46,122      26,943         313       (950)     (6,895)
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------

Total other-than-temporary impairment losses          (129,154)     (5,306)     (8,641)           -           -
Portion of loss recognized in other
    comprehensive income                               (94,741)           -           -           -           -
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Net impairment losses recognized in earnings           (34,413)     (5,306)     (8,641)           -           -
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------

    Total other operating revenue                     $ 492,990  $  428,724  $  401,980  $  371,623  $  346,946
---------------------------------------------------- ----------- ----------- ----------- ----------- -----------

(1)  Includes net derivative credit losses of $54 million.

Fees and Commissions Revenue

Diversified sources of fees and commissions revenue are a significant part of our business strategy and represented 40% of total revenue, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives. We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile. We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma. However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue decreased $5.1 million compared with 2008, excluding derivative credit losses from 2008 revenue. Customer hedging revenue decreased $15 million or 70% compared to 2008. Lower commodity prices during 2009 reduced the level of customer hedging activity, compared with the strong market volatility experienced in both crude oil and natural gas in 2008. Securities trading revenue increased $7.8 million or 16% over the prior year. Increased mortgage lending activity increased the level of securities transactions by our mortgage banking customers. Investment banking revenue increased $3.1 million or 69% over 2008. Retail brokerage revenue decreased $631 thousand or 3%.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served. Transaction card revenue increased $5.4 million or 5% over 2008 primarily due to a $4.1 million increase in ATM network revenue and a $1.3 million increase in check card revenue. The number of check card transactions processed during 2009 increased 8% over 2008. The number of TransFund ATM locations totaled 1,896 at December 31, 2009, down 2% compared to last year primarily due to consolidation of some financial institution sites. Merchant discount revenue for 2009 totaled $28 million, up less than 1% over 2008.

Trust fees decreased $13 million or 16%. During 2009, approximately $4.7 million of fees related to administration of the Cavanal Hill Funds and our cash management sweep fund were voluntarily waived in order to maintain positive yields on these funds in the current low short-term interest rate environment. The remaining decline is primarily due to decreases in the fair value of all trust assets administered by the Company, which is the basis for a significant portion of trust fees and commissions revenue. Due to the market conditions present in 2009, the fair value of trust assets remained below prior year levels for the majority of the year. The fair value of trust assets administered by the Company totaled $30.4 billion at December 31, 2009 compared with $30.5 billion at December 31, 2008.

Deposit service charges and fees declined $1.7 million, or 1% compared with 2008 primarily related to a decrease in overdraft fees. Overdraft fees declined $1.8 million to $74 million due to a 6% decrease in transaction volume, partially offset by a 4% increase in the average per item fee charged. Commercial account service charge revenue increased slightly over prior year to $37 million. The increase was primarily related to a partial pass-through of the FDIC special assessment during 2009. Customers kept greater commercial account balances to offset the decrease in the earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances. Service charges on retail deposit accounts decreased 15% to $4.4 million due to continued migration to service-charge free checking products.

Changes in Federal banking regulations effective in the second half of 2010 are expected to significantly reduce overdraft fee revenue. The full effect of these regulations cannot be quantified at this time.

Mortgage banking revenue increased $34 million or 112% over 2008. Revenue from originating and marketing mortgage loans increased $32 million compared to the prior year. Mortgage loans originated for sale in the secondary market totaled $2.8 billion compared to $1.2 billion in 2008. Mortgage loan originations slowed in the latter half of 2009, but remained well above historical levels due to government initiatives to lower national mortgage interest rates and to stimulate housing markets. Mortgage loan servicing revenue totaled $20 million or 0.32% of loans serviced for others in 2009 and $18 million or 0.35% of loans serviced for others in 2008. The average outstanding balance of loans serviced for others was $5.9 billion for 2009 and $5.0 billion for 2008. Growth in mortgage loans serviced for others was due to retaining mortgage servicing rights from mortgage loans originated. No mortgage loan servicing rights were purchased in 2008 or 2009.

Margin assets which are held primarily as part of the Company's customer derivatives programs averaged $192 million for 2009 and $422 million for 2008. The decrease in revenue earned on margin assets is offset by an increase in net interest revenue due to lower costs to fund the margin assets. Margin asset fees totaled $236 thousand for 2009 and $8.5 million for 2008.

Net gains on securities, derivatives and other assets

Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value. Changes in fair value of these securities are recognized in earnings as they occur. For 2009, losses on our mortgage hedge securities of $13 million were partially offset with gains on the change in the fair value of our mortgage servicing rights of $12 million.

We recognized $59 million of net gains on sales of available for sale securities in 2009. These securities were generally sold either because they had reached their maximum potential total return or to mitigate extension exposure from rising interest rates.

As more fully described in the Financial Condition - Securities section of this report, we recognized $34 million of other-than-temporary impairment charges against earnings in 2009 on certain privately issued residential mortgage-backed securities and preferred stocks. We recognized $5.3 million of other-than-temporary impairment charges against earnings in 2008 related to the preferred stocks.

Net losses on derivatives totaled $3.4 million for 2009 compared to net gains on derivatives of $1.3 million for 2008. Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and certain liabilities we have elected to carry at fair value. Derivative instruments generally consist of interest rate swaps where we pay a variable rate based on LIBOR and receive a fixed rate. The fair value of these swaps generally decreases as interest rate rise resulting in a loss to the Company and increases in value as interest rates fall resulting in a gain to the Company. Certain certificates of deposit have been designated as reported at fair value. This determination is made when the certificates of deposit are issued based on the Company's intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate. As interest rates fall, the fair value of these fixed-rate certificates of deposit generally increases and we recognize a loss. Conversely, as interest rates rise, the fair value of these fixed-rate certificates of deposit generally decreases and we recognize a gain.

Net gains on other assets is primarily due to a $5.1 million improvement in the fair value of our private equity funds; $3.4 million of the improvement is allocated to limited partners through Net income (loss) attributable to non-controlling interest on the Statement of Earnings.

Fourth Quarter 2009 Other Operating Revenue

Other operating revenue for the fourth quarter of 2009 totaled $108 million compared to $121 million for the fourth quarter of 2008. Fees and commission revenue increased $5.0 million or 5% compared with the fourth quarter of 2008. Mortgage banking revenue increased $6.2 million over the same period last year. Mortgage loans funded totaled $560 million in the fourth quarter of 2009, up from $215 million in the fourth quarter of 2008. Brokerage and trading revenue decreased $3.3 million or 14% due primarily to lower securities trading revenue. Derivative fees and commission revenue decreased on lower volume due to less market volatility in 2009 compared to 2008. Transaction card revenue increased $1.1 million or 4% compared to the previous year due primarily to higher ATM fees and debit card processing volumes. Merchant discount fees were flat compared to prior year.

Trust revenue decreased $651 thousand or 4% compared with the fourth quarter of 2008 due largely to the voluntary waiver of $1.7 million of fees related to the administration of the Cavanal Hill Funds and our cash management sweep fund. In addition, the fair value of trust assets was down less than 1% compared to the prior year. Deposit service charges and fees increased $262 thousand or 1% due to a $1.1 million increase in overdraft fees as a result of an increase in the per item fee and marginally higher transaction volume, offset by a $624 thousand decrease in commercial account activity charges.

Net securities gains for the fourth quarter of 2009 totaled $7.3 million compared with $20 million in the fourth quarter of 2008.

2008 Other Operating Revenue

Other operating revenue totaled $429 million for 2008, up $27 million over 2007. Fees and commissions revenue increased $9.6 million and net gains on securities, derivatives and other assets increased $17 million. Fees and commissions revenue was reduced by $54 million from net credit losses on derivative contracts with two bankrupt counterparties during 2008. Excluding these credit losses, brokerage and trading revenue performed well including a $26 million increase in securities trading revenue, a $7.3 million increase in revenue from customer hedging activities and a $2.8 million increase in retail brokerage revenue. Transaction card revenue increased $9.7 million or 11% due to increases in check card revenue, ATM fees and merchant discount revenue. Trust fees and commissions increased $748 thousand or 1%. Service charges on deposit accounts increased $8.3 million or 8% due to a 23% increase in commercial account service charge revenue and a 2% increase in overdraft fees. Mortgage banking revenue increased $8.3 million or 37% over 2007 due to increases in originating and marketing mortgages and mortgage loan servicing revenue. Margin asset fees totaled $8.5 million for 2008, due to an increase in margin assets primarily held as part of the Company's customer derivatives programs.

Net securities gains totaled $27 million for 2008. Other-than-temporary impairment charges of $5.3 million and $8.6 million were recognized in 2008 and 2007, respectively, on our holdings of variable-rate, perpetual preferred stocks.

Other Operating Expense

Other operating expense totaled $697 million for 2009, up $34 million over 2008. Personnel expenses increased $28 million or 8% over the previous year. Non-personnel expenses, excluding changes in the fair value of mortgage servicing rights, increased $53 million or 19% primarily due to an increase in FDIC assessments, mortgage banking costs and net losses and operating expenses related to repossessed assets. Changes in the fair value of mortgage servicing rights decreased other operating expenses $47 million compared to 2008.

Table 4     Other Operating Expense
            (In Thousands)
                                                                        Years ended December 31,
                                                   --------------------------------------------------------------------
                                                        2009          2008          2007          2006         2005
                                                   ------------- ------------- -------------- ------------ ------------
Personnel expense                                   $ 380,517      $352,947      $328,705       $296,260     $258,971
Business promotion                                     19,582        23,536        21,888         19,351       17,964
Professional fees and services                         30,243        27,045        22,795         17,744       16,596
Net occupancy and equipment                            65,715        60,632        57,284         52,188       50,195
Insurance                                              24,040        11,988         3,017          4,270        2,436
FDIC special assessment                                11,773             -             -              -            -
Data processing and communications                     81,291        78,047        72,733         66,926       67,026
Printing, postage and supplies                         15,960        16,433        16,570         15,862       15,066
Net (gains) losses and operating expenses of
   repossessed assets                                  11,401         1,019           691            474          572
Amortization of intangible assets                       6,970         7,661         7,358          5,327        6,943
Mortgage banking costs                                 36,304        22,513        13,111         12,898       16,822
Change in fair value of mortgage servicing rights     (12,124)       34,515         2,893         (3,009)           -
Recovery for impairment of mortgage servicing rights        -             -             -              -       (3,915)
Visa retrospective responsibility obligation                -        (2,767)        2,767              -            -
Other expense                                          25,061        28,835        25,175         24,016       20,430
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------
     Total                                          $ 696,733     $ 662,404     $ 574,987      $ 512,307    $ 469,106
-------------------------------------------------- ------------- ------------- -------------- ------------ ------------

Personnel Expense

Personnel expense totaled $381 million for 2009 and $353 million for 2008. Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs, totaled $232 million, up $12 million or 6% over 2008. The increase in regular compensation was primarily due to an increase in the average regular compensation per full time equivalent employee. Average staffing levels increased 6% compared with 2008.

Table 5      Personnel Expense
                   (In Thousands)
                                                                Years Ended December 31,
                                   ----------------------------------------------------------------------------------
                                        2009             2008           2007              2006             2005
                                   ----------------------------------------------------------------------------------
Regular compensation               $   231,897     $   219,629     $   206,857      $   185,466      $   165,529
Incentive compensation:
     Cash-based                         80,582          79,215          62,657           54,093           44,726
     Stock-based                        10,572           3,962           8,763           11,111            5,097
---------------------------------------------------------------------------------------------------------------------
Total incentive compensation            91,154          83,177          71,420           65,204           49,823
Employee benefits                       57,466          50,141          47,929           45,590           43,619
Workforce reduction costs, net               -               -           2,499                -                -
---------------------------------------------------------------------------------------------------------------------
  Total personnel expense          $   380,517     $   352,947     $   328,705      $   296,260      $   258,971
---------------------------------------------------------------------------------------------------------------------
Average staffing
  (full-time equivalent)                 4,403           4,140           4,106            3,828            3,677
---------------------------------------------------------------------------------------------------------------------


Incentive compensation increased $8.0 million or 10% to $91 million. Cash-based incentive compensation is either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions. Total cash-based incentive compensation for 2009 increased $1.4 million or 2% over the previous year. The increase in cash-based incentive compensation over 2008 included a $5.2 million or 18% increase in sales commissions related to brokerage and trading revenue offset by decreased cash-based incentive compensation for other business lines.

The Company also provides stock-based incentive compensation plans. Stock-based compensation plans include both equity and liability awards. Compensation expense related to liability awards increased $7.7 million compared with 2008. This increase reflected changes in the market value of BOK Financial common stock and other investments. The year-end closing market price per share of BOK Financial common stock increased $7.12 during 2009 and decreased $11.30 during 2008. Compensation expense for equity awards decreased $1.0 million compared with 2008. Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense totaled $57 million, a $7.3 million or 15% increase over 2008 primarily due to increased expense related to medical insurance costs, employee retirement plans and payroll taxes. Employee medical insurance costs were up $2.5 million or 15%. The Company self-insures a portion of its employee health care coverage and these costs may be volatile. Pension expense increased $3.1 million from 2008 due to changes in the expected return on plan assets and discount rate.

Mortgage Banking Costs

Mortgage banking costs, excluding changes in the fair value of mortgage servicing rights, totaled $36 million in 2009 and $23 million in 2008. Expense recognized for actual prepayments of mortgage loans serviced totaled $21 million in 2009 and $12 million in 2008. Low mortgage interest rates and other incentives to stimulate the housing market caused an increase in loan prepayments in 2009. We also maintain a reserve for losses on mortgage loans sold with recourse. Provision for losses on these loans totaled $12 million in 2009 and $8.6 million in 2008. Loans sold with recourse are more fully discussed in the Loan Commitments section of this report.

Changes in the fair value of mortgage servicing rights due to anticipated prepayment speeds and other assumptions are also included in other operating expense. Changes in fair value of mortgage servicing rights decreased operating expense $12 million in 2009 and increased operating expense $35 million in 2008.

We maintain a portfolio of mortgage-backed securities as an economic hedge against changes in the fair value of mortgage servicing rights. Losses on these securities totaled $13 million in 2009 which largely offset the decrease in operating expense. Gains on securities designated as an economic hedge totaled $11 million in 2008. Government programs to lower mortgage interest rates significantly increased anticipated prepayment speeds in the fourth quarter of 2008 which limited the effectiveness of our hedge.

Deposit Insurance Expense

Deposit insurance expense totaled $35 million for 2009, including a $12 million special assessment, compared to $11 million of total deposit insurance expense for 2008. In addition to the special assessment, the increase was due to an 8 basis point increase in the average assessment rate and a $1.5 billion increase in average assessable deposits.

Other Operating Expenses

All other operating expenses totaled $257 million for 2009, up $16 million or 7% over 2008. Net losses and operating expenses on repossessed assets increased $10 million and net occupancy and equipment expense increased $5.1 million. Net losses and operating expenses on repossessed assets increased primarily due to a $100 million increase in real estate and other repossessed assets during 2009.

Fourth Quarter 2009 Operating Expenses

Other operating expense totaled $176 million for the fourth quarter of 2009, down $9.0 million compared to the fourth quarter of 2008. Changes in the fair value of mortgage servicing rights reduced operating expenses by $32 million compared with the fourth quarter of 2008. Excluding the change in fair value of mortgage servicing rights, other operating expenses increased $23 million or 14%. Mortgage banking costs increased $6.5 million due to increased losses on loans previously sold with recourse and loan servicing costs. Personnel expense increased $6.0 million due largely to changes in the cost of liability-based stock compensation. Net losses and operating expenses on repossessed assets increased $4.1 million and deposit insurance expense increased $3.2 million.

2008 Operating Expenses

Other operating expense for 2008 totaled $662 million, an $87 million or 13% increase over 2007. Personnel expense increased $24 million. Mortgage banking expenses including changes in the fair value of our mortgage servicing rights and losses on mortgage loans previously sold with recourse increased $41 million. All other operating expenses increased $22 million.

Regular compensation expense totaled $220 million, up $13 million, or 6% over 2007. Incentive compensation increased $12 million, or 16% to $83 million. Expense for cash-based incentive compensation plans increased $17 million or 26% including a $13 million or 84% increase in sales commissions related to brokerage and trading revenue. Stock-based compensation expense decreased $4.8 million, reflecting changes in the market value of BOK Financial common stock which decreased $11.30 during 2008. Compensation expense for equity awards increased $538 thousand or 8% over 2007. Employee benefit expenses increased $2.2 million or 5% to $50 million.

Mortgage banking costs, including changes in the fair value of mortgage servicing rights and provision for losses on mortgage loans sold with recourse increased $41 million over 2007. The fair value of mortgage servicing rights decreased $35 million in 2008 as anticipated prepayment speeds increased significantly in the fourth quarter of 2008 in response to government programs to lower mortgage interest rates. A disconnection between current yield on our portfolio of mortgage-backed securities held as an economic hedge against the fair value of our servicing rights and mortgage loan commitment rates limited the effectiveness of our hedge.

All other operating expenses in 2008 increased $22 million or 10% over 2007, primarily due to a $9.0 million increase in FDIC insurance premiums in addition to increases in professional fees related to legal and other loan collection costs and data processing and communications costs due to higher processing volumes.

Income Taxes

Income tax expense was $107 million for 2009, $65 million for 2008 and $116 million for 2007. This represented 34%, 31% and 34%, respectively, of book taxable income. Tax expense currently payable totaled $129 million in 2009, $116 million in 2008, and $129 million in 2007.

The statute of limitations expired on an uncertain income tax position and the Company adjusted its current income tax liability to amounts on filed tax returns for 2007 during 2008. In addition, the Company recognized the tax benefit from certain appreciated securities contributed to the BOKF Charitable Foundation in 2008. Income tax expense for 2008 would have been $71 million or 34% of book taxable income excluding these items.

Net deferred tax assets totaled $107 million at December 31, 2009 and $219 million at December 31, 2008. The decrease was due primarily to the tax effect of unrealized losses on available for sale securities and provision for credit losses in excess of net loans charged off. We have evaluated the recoverability of our net deferred tax asset based on taxes previously paid in net loss carry-back periods and other factors and determined that no valuation allowance was required.

Reserves for uncertain tax positions totaled $12 million at December 31, 2009 and $13 million at December 31, 2008. BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions. Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.

Income tax expense for the fourth quarter of 2009 totaled $25 million or 37% of book taxable income compared to $10 million or 26% of book taxable income for the fourth quarter of 2008. Excluding the previously mentioned tax benefit from the contribution of appreciated securities and quarterly adjustments to the annual effective tax rate, income tax expense for the fourth quarter of 2008 would have been $15 million or 33% of book taxable income.

Table 6     Selected Quarterly Financial Data
            (In Thousands, Except Per Share Data)
                                                             Fourth       Third       Second        First
                                                          ------------ ------------ ------------ -------------
                                                                                 2009
                                                          ----------------------------------------------------
Interest revenue                                          $ 224,411    $ 226,246    $ 230,685    $ 233,227
Interest expense                                             39,933       45,785       55,105       63,382
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net interest revenue                                        184,478      180,461      175,580      169,845
Provision for credit losses                                  48,620       55,120       47,120       45,040
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net interest revenue after provision for credit losses      135,858      125,341      128,460      124,805
Fees and commissions revenue                                115,949      119,956      123,100      121,507
Gain (loss) on other assets, net                               (205)       3,223          973          143
Loss on derivatives, net                                       (370)        (294)      (1,037)      (1,664)
Gain on securities, net                                       7,277       12,266        6,471       20,108
Total other-than-temporary impairment losses                (67,390)      (6,133)      (1,263)     (54,368)
Portion of loss recognized in other comprehensive income    (52,902)      (2,752)         279      (39,366)
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net impairment losses recognized in earnings                (14,488)      (3,381)      (1,542)     (15,002)
--------------------------------------------------------- ------------ ------------ ------------ -------------
Other operating expense                                     181,722      175,751      183,635      167,749
Change in fair value of mortgage servicing rights            (5,285)       2,981       (7,865)      (1,955)
--------------------------------------------------------- ------------ ------------ ------------ -------------
Income before taxes                                          67,584       78,379       80,655       84,103
Income tax expense                                           24,780       24,772       28,315       28,838
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net income before non-controlling interest                   42,804       53,607       52,340       55,265
Net income attributable to non-controlling interest              33        2,947          225          233
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net income attributable to BOK Financial Corp.             $ 42,771     $ 50,660     $ 52,115      $ 55,032
--------------------------------------------------------- ------------ ------------ ------------ -------------

Earnings per share:
   Basic                                                    $ 0.63       $ 0.75       $ 0.77        $ 0.81
--------------------------------------------------------- ------------ ------------ ------------ -------------
   Diluted                                                  $ 0.63       $ 0.75       $ 0.77        $ 0.81
--------------------------------------------------------- ------------ ------------ ------------ -------------

Average shares:
   Basic                                                     67,446       67,392       67,345       67,316
--------------------------------------------------------- ------------ ------------ ------------ -------------
   Diluted                                                   67,600       67,514       67,448       67,387
--------------------------------------------------------- ------------ ------------ ------------ -------------

                                                                                 2008
                                                          ----------------------------------------------------
Interest revenue                                          $ 262,160     $263,358     $260,086     $276,041
Interest expense                                             85,713       99,010      101,147      128,913
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net interest revenue                                        176,447      164,348      158,939      147,128
Provision for credit losses                                  73,001       52,711       59,310       17,571
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net interest revenue after provision for credit losses      103,446      111,637       99,629      129,557
Fees and commissions revenue                                110,930      126,658       63,749      113,857
Gain (loss) on other assets, net                             (7,420)        (841)      (1,149)           4
Gain (loss) on derivatives, net                              (2,219)       4,366       (2,961)       2,113
Gain (loss) on securities, net                               20,156        2,103       (5,242)       9,926
Total other-than-temporary impairment losses                      -            -            -       (5,306)
Portion of loss recognized in other comprehensive income          -            -            -            -
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net impairment losses recognized in earnings                      -            -            -       (5,306)
--------------------------------------------------------- ------------ ------------ ------------ -------------
Other operating expense                                     159,010      158,736      158,501      151,642
Change in fair value of mortgage servicing rights            26,432        5,554          767        1,762
--------------------------------------------------------- ------------ ------------ ------------ -------------
Income (loss) before taxes                                   39,451       79,633       (5,242)      96,747
Income tax expense (benefit)                                 10,363       22,958       (2,862)      34,450
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net income (loss) before non-controlling interest            29,088       56,675       (2,380)      62,297
Net income (loss) attributable to non-controlling interest   (6,355)         (10)      (1,219)          32
--------------------------------------------------------- ------------ ------------ ------------ -------------
Net income (loss) attributable to BOK Financial Corp.      $ 35,443      $56,685     $ (1,161)    $ 62,265
--------------------------------------------------------- ------------ ------------ ------------ -------------

Earnings (loss) per share:
   Basic                                                   $   0.53         $ 0.84     $  (0.02)    $   0.92
--------------------------------------------------------- ------------ ------------ ------------ -------------
   Diluted                                                 $   0.52         $ 0.84     $  (0.02)    $   0.92
--------------------------------------------------------- ------------ ------------ ------------ -------------

Average shares:
   Basic                                                     67,294       67,263       67,452       67,202
--------------------------------------------------------- ------------ ------------ ------------ -------------
   Diluted                                                   67,456       67,432       67,452       67,504
--------------------------------------------------------- ------------ ------------ ------------ -------------

Lines of Business

We operate three principal lines of business: commercial banking, consumer banking and wealth management. Commercial banking includes lending, treasury and cash management services and customer risk management products to small businesses, middle market and larger commercial customers. Commercial banking also includes the TransFund network. Consumer banking includes retail lending and deposit services and all mortgage banking activities. Wealth management provides fiduciary services, brokerage and trading, private bank services and investment advisory services in all markets. Wealth management also originates loans for high net worth clients.

In addition to our lines of business, we have a funds management unit. The primary purpose of this unit is to manage our overall liquidity needs and interest rate risk. Each line of business borrows funds from and provides funds to the funds management unit as needed to support their operations. Operating results for funds management and other include the effect of interest rate risk positions and risk management activities, securities gains and losses including impairment charges, the provision for credit losses in excess of net loans charged off, tax planning strategies and certain executive compensation costs that are not attributed to the lines of business. Funds management and other also included the FDIC special assessment charge in the second quarter of 2009. Regular FDIC insurance assessments are charged to the business units.

We allocate resources and evaluate the performance of our lines of business after allocation of funds, certain indirect expenses, taxes based on statutory rates, actual net credit losses and capital costs. The cost of funds borrowed from the funds management unit by the operating lines of business is transfer priced at rates that approximate market for funds with similar duration. Market is generally based on the applicable LIBOR or interest rate swap rates, adjusted for prepayment risk. This method of transfer-pricing funds that support assets of the operating lines of business tends to insulate them from interest rate risk.

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

As shown in Table 7, net income attributed to our lines of business decreased $46 million or 34% from the prior year. Credit losses attributed to the business units decreased their pre-tax income by $35 million. In addition, less net interest revenue was attributed to the lines of business and more net interest revenue was attributed to the funds management unit. Total tax-equivalent net interest revenue recognized by the lines of business in 2009 decreased $45 million from 2008 and tax-equivalent net interest revenue recognized by the funds management unit increased $108 million. Lower market interest rates decreased the transfer pricing credit provided to business units that generate lower-costing funds for the Company. This tends to shift revenue from units that provide funds. In addition, net interest revenue in the business units was reduced by a decrease in average loan balances and increased in the funds management unit due to growth in the securities portfolio.

Table 7     Net Income by Line of Business
            (In Thousands)
                                            Years ended December 31,
                                         2009          2008           2007
                                    ------------- -------------- -------------

Commercial banking                    $ 57,536      $ 79,799       $150,537
Consumer banking                        20,987        25,749         57,251
Wealth management                       11,037        29,737         25,622
----------------------------------- ------------- -------------- -------------
     Subtotal                           89,560       135,285        233,410
Funds management and other             111,018        17,947        (15,746)
----------------------------------- ------------- -------------- -------------
     Total                            $200,578      $153,232       $217,664
----------------------------------- ------------- -------------- -------------

Commercial Banking

Commercial banking contributed $58 million to consolidated net income for 2009, down from $80 million in 2008. The decrease in commercial banking net income was largely due to a $25 million decrease in net interest revenue and a $19 million increase in net loans charged-off partially offset by a $27 million increase in other operating revenue. Other operating revenue attributed to commercial banking was reduced by $41 million of net credit losses on a customer's derivatives position in 2008.

Table 8   Commercial Banking
            (Dollars in Thousands)
                                                 Years ended December 31,
                                     -----------------------------------------------
                                           2009           2008           2007
                                     -----------------------------------------------
  NIR (expense) from external sources    $ 345,375    $   451,624    $    526,225
  NIR (expense) from internal sources      (52,598)      (134,191)       (200,390)
                                     -----------------------------------------------
  Total net interest revenue               292,777        317,433         325,835

  Other operating revenue                  133,703        107,185         131,081
  Operating expense                        224,065        216,655         201,876
  Net loans charged off                    100,749         81,966           9,747
  Gains on financial instruments, net            -          4,689           1,075
  Gains (losses) on repossessed assets, net (7,500)           (82)             10
                                     -----------------------------------------------
  Income before taxes                       94,166        130,604         246,378
  Federal and state income tax              36,630         50,805          95,841
                                     -----------------------------------------------
  Net income                             $  57,536      $  79,799    $    150,537
                                      ===============================================

  Average assets                      $ 10,116,014    $11,049,565    $  9,646,637
  Average loans                          9,184,600      9,684,461       8,795,426
  Average deposits                       5,365,180      4,559,653       4,146,378
  Average invested capital               1,042,101      1,103,656       1,095,314
  Return on assets                          0.57%          0.72%           1.56%
  Return on invested capital                5.52           7.23           13.74
  Efficiency ratio                         52.54          51.02           44.18
  Net charge-offs to average loans          1.10           0.85            0.11


Net interest revenue decreased $25 million or 8% compared with 2008. The decreased internal transfer pricing credit provided to the commercial banking unit on $5.4 billion of average deposits sold to the funds management unit reduced net interest revenue by approximately $40 million. In addition, the average outstanding balance of loans attributed to commercial banking decreased $500 million in 2009 on reduced customer demand and normal repayment trends, which decreased net interest revenue by $12 million. This decrease in net interest revenue was partially offset by loan spreads which improved 22 basis points, increasing net interest revenue by $21 million.

Other operating revenue excluding the previously noted credit losses on derivative contracts, decreased $15 million or 10%. Derivative fees and commissions were down $10 million on lower transaction volumes due to lower commodity price volatility in 2009 compared to 2008. Revenue from margin assets was down $8.0 million due to a decrease in margin assets held as part of our customer derivative programs. Transaction card revenues were up $4.2 million over 2008. Service charges on commercial deposit accounts were flat with the prior year. Operating expenses were up $7.4 million or 3% due primarily to increased FDIC insurance expense as a result of an increase in commercial deposit balances and the regular assessment rate in addition to higher professional fees to collect problem assets.

The average outstanding balance of loans attributed to commercial banking was $9.2 billion compared to $9.7 billion for 2008. Average commercial banking division loans decreased $500 million or 5% compared to 2008. See Loans section following for additional discussion of changes in commercial and commercial real estate loans which primarily attributed to the commercial banking segment. Net commercial banking loans charged off increased $19 million in 2009 to $101 million or 1.10% of average loans attributed to this line of business. Net commercial banking loans charged off in 2008 totaled $82 million or 0.85% of average loans attributable to this line of business and included a $26 million energy loan and an $11 million recovery on two loans charged off in 2001 and 2005. The increase in net loans charged off was primarily due to increased losses on commercial real estate loans.

Average deposits attributed to commercial banking were $5.4 billion for 2008, up $806 million or 18% over 2008. Average balances attributed to our commercial and industrial customers increased $574 million or 69%. Average balances attributed to our small business customers increased $137 million or 8% and average deposit balances attributed to our energy customers increased $32 million or 7%. Treasury services account balances increased $41 million or 3% and average deposit balances of our commercial real estate customers increased $17 million or 8%.

Consumer Banking

Consumer banking services are provided through four primary distribution channels: traditional branches, supermarket branches, the 24-hour ExpressBank call center and On-line internet banking. We currently have 197 consumer banking locations, including branch banking locations and mortgage lending offices. Our consumer banking locations are primarily distributed 85 in Oklahoma, 48 in Texas, 22 in New Mexico and 15 in Colorado.

Consumer banking contributed $21 million to consolidated net income in 2009, down from $26 million in 2008. The decrease in consumer banking net income was largely due to a decrease in net interest revenue, partially offset by higher mortgage revenues and expenses and changes in the fair value of mortgage servicing rights, net of economic hedge.

Table 9   Consumer Banking
            (Dollars in Thousands)

                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   NIR (expense) from external sources   $    57,893     $   32,076     $     (7,807)
   NIR (expense) from internal sources        73,565        118,728          163,028
                                       -----------------------------------------------

   Total net interest revenue                131,458        150,804          155,221

   Other operating revenue                   182,895        148,885          144,585
   Operating expense                         256,337        219,024          193,600
   Net loans charged off                      24,366         16,726            9,233
   Increase (decrease) in fair value
       of mortgage servicing rights           12,124        (34,515)          (2,893)
   Gains (losses) on financial               (13,198)        12,525             (486)
   instruments, net
   Gains on repossessed assets, net            1,773            193              107
                                       -----------------------------------------------
   Income before taxes                        34,349          42,142          93,701
   Federal and state income tax               13,362          16,393          36,450
                                       -----------------------------------------------
   Net income                            $    20,987    $     25,749    $     57,251
                                       ===============================================

   Average assets                        $ 6,149,598    $  5,764,667    $  5,509,485
   Average loans                           2,447,625       2,508,788       2,270,859
   Average deposits                        6,048,201       5,678,166       5,442,666
   Average invested capital                  225,540         207,586         180,393
   Return on assets                             0.34%           0.45%           1.04%
   Return on invested capital                   9.31           12.40           31.74
   Efficiency ratio                            81.54           73.08           64.58
   Net charge-offs to average loans             1.00            0.67            0.41
   Banking locations (period-end)                197             195             189
   Mortgage loan servicing portfolio       7,366,780       5,983,824       5,481,736
   Mortgage loan fundings                  2,828,260       1,018,246         919,823


Net interest revenue from consumer banking activities decreased $19 million or 13% from 2008. Historically low short-term interest rates decreased the internal transfer pricing credit provided to the consumer banking division for funds sold to our funds management unit by $39 million. This decrease was partially offset by additional net interest revenue generated by asset growth.

Other operating revenue increased $34 million or 23% over 2008 primarily due to increased mortgage banking revenue. Loan funding volumes were up due to government initiatives to lower national mortgage interest rates and stimulate housing markets. Deposit service charges were down $2.2 million or 3% compared to the prior year and transaction card revenues increased $1.2 million or 4% over 2008.

Operating expenses increased $37 million or 17% over 2008. Personnel expense increased $7.6 million or 11% due primarily to branch expansion in Arizona, Colorado and Texas. Mortgage banking expenses increased $9.3 million due to the effect of accelerated actual loan repayments on the value of our mortgage servicing rights. FDIC insurance premiums increased $5.5 million primarily due to increased deposit balances and FDIC regular assessment rates. In addition, facilities and other operating expenses increased due to branch expansion in Arizona, Colorado and Texas.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets. During 2009, we funded $3.0 billion of mortgage loans compared to $1.0 billion in 2008. Approximately 54% of our mortgage loans funded was in the Oklahoma market, 14% in the Texas market and 12% in the Colorado market. Revenue from mortgage loan origination and marketing activities totaled $45 million in 2009 and $13 million in 2008. As of December 31, 2009, we also service $7.4 billion of mortgage loans, including $828 million of loans serviced for affiliates. Approximately 95% of the mortgage loans serviced was to borrowers in our primary geographical market areas. Mortgage loan servicing revenue totaled $20 million in 2009 and $18 million in 2008.

Changes in fair value of our mortgage loan servicing rights, net of securities held as an economic hedge, reduced consumer banking net income by $656 thousand in 2009 and reduced consumer banking net income by $14 million in 2008.

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points. At December 31, 2009, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $3.6 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $1.4 million. Modeling changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates and assumed prepayment speeds and actual prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

Average consumer deposits increased $370 million or 7% over 2008. Interest-bearing transaction accounts were up $199 million or 9% and time deposits were up $106 million or 4%. Average demand deposit accounts increased $57 million or 8%. Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Wealth Management

The Wealth Management division contributed $11 million to net income in 2009, compared to $30 million in 2008. The decrease in net income was due primarily to increased operating expenses and net loans charged off.

Table 10   Wealth Management
            (Dollars in Thousands)
                                                   Years ended December 31,
                                        ----------------------------------------------
                                              2009          2008            2007
                                        ----------------------------------------------
   NIR (expense) from external sources    $    25,899    $   12,617     $      8,562
   NIR (expense) from internal sources         18,746        32,853           37,627
                                        ----------------------------------------------
   Total net interest revenue                  44,645        45,470           46,189

   Other operating revenue                    156,360       156,133          130,681
   Operating expense                          171,543       149,966          133,436
   Net loans charged off                       11,399         2,961            1,513
   Gains (losses) on financial
      instruments, net                              -            (7)              13
                                        ----------------------------------------------
   Income before taxes                         18,063        48,669           41,934
   Federal and state income tax                 7,026        18,932           16,312
                                        ----------------------------------------------
   Net income                             $    11,037     $  29,737     $     25,622
                                        ==============================================

   Average assets                         $ 3,032,007   $ 2,193,386     $  1,743,943
   Average loans                            1,059,342       933,020          910,391

   Average deposits                         2,958,549     2,100,237        1,653,606
   Average invested capital                   194,731       183,845          171,159
   Return on assets                              0.36%         1.36%            1.47%
   Return on invested capital                    5.67         16.18            14.97
   Efficiency ratio                             85.34         74.39            75.44
   Net charge-offs (annualized) to
      average loans                              1.08          0.32             0.17
   Trust assets                           $30,385,365   $30,454,512     $ 36,288,592

Net interest revenue decreased $825 thousand or 2%. Lower internal funds transfer credit provided for deposits sold to the funds management unit decreased net interest revenue by $19 million. This was primarily offset by increased deposit volume as well as increased loan volume and yields.

Other operating revenue increased $227 thousand from the prior year. Increased trading and brokerage revenue due to higher level of securities transactions by our mortgage banking customers and increased investment banking were offset by declines in trust fees and commissions due to fee waivers and decreases in the fair value of trust assets.

Operating expenses increased $22 million or 14% over 2008. Personnel expense was up $16 million or 16%, primarily due to increased staffing and incentive compensation related to penetration in markets outside of Oklahoma. Non-personnel operating expenses increased $5.8 million or 11% compared with 2008 primarily due to increased FDIC insurance premiums as a results of an increase in the FDIC regular assessment rate and increased deposit balances.

Average loans by the wealth management division increased $126 million or 14% to $1.1 billion at December 31, 2009. Net loans charged off in 2009 were $11 million compared to $3.0 million in 2008.

The Wealth Management division provided $3.0 billion of average deposits in 2009, an increase of $858 million or 41% over $2.1 billion in average deposits in 2008. Wealth management deposits are largely sold to the funds management unit and increased primarily due to an increase in time deposits and interest bearing transaction accounts. Interest-bearing transaction accounts averaged $1.9 billion for 2009, an increase of $406 million or 28% over 2008. The growth in interest bearing transaction account reflects continued movement of customer funds from money market products that were not on the Company's balance sheet to deposits as well as high net worth customer relationship growth. Average time deposits were $828 million, up $439 million or 38% over last year. Time deposits grew during 2009 primarily due to product offerings to institutional customers.

At December 31, 2009 and 2008, Wealth Management was responsible for trust assets with aggregate fair values of $30.4 billion and $30.5 billion, respectively, under various fiduciary arrangements. The decrease in fair value of trust assets was due primarily to general market conditions. We have sole or joint discretionary authority over $10.8 billion of trust assets at December 31, 2009 compared to $11.5 billion at December 31, 2008. The fair value of non-managed assets totaled $12.3 billion at December 31, 2009, down from $11.3 billion at December 31, 2008. The fair value of assets held in safekeeping totaled $7.2 billion at December 31, 2009 and $7.7 billion at December 31, 2008.


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

Table 11    Net Income by Geographic Region
            (In Thousands)
                                           Years ended December 31,
                                        2009          2008           2007
                                   ------------- -------------- -------------
Oklahoma                             $ 85,774      $ 70,516       $141,812
Texas                                  17,011        42,526         53,806
New Mexico                              6,142        14,657         18,728
Arkansas                               10,636         9,389          4,775
Colorado                               (7,811)        7,617         13,783
Arizona                               (28,149)       (8,082)         4,092
Kansas/Missouri                         6,433           537           (381)
---------------------------------- ------------- -------------- -------------
     Subtotal                          90,036       137,160        236,615
Funds management and other            110,542        16,072        (18,951)
---------------------------------- ------------- -------------- -------------
     Total                           $200,578      $153,232       $217,664
---------------------------------- ------------- -------------- -------------

Oklahoma Market

Oklahoma is a significant market to the Company. Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas. Approximately 51% of our average loans, 52% of our average deposits and 43% of our consolidated net income is attributed to the Oklahoma market. In addition, all of our mortgage servicing activity and 77% of our trust assets are attributed to the Oklahoma market.

Table 12 Oklahoma
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                  $   235,581    $   245,328     $    260,840

   Other operating revenue                   316,541        280,323          294,569
   Operating expense                         374,860        348,677          310,038
   Net loans charged off                      35,762         44,783           11,146
   Increase (decrease) in fair value
       of mortgage servicing rights           12,124        (34,515)          (2,893)
   Gains (losses) on financial
      instruments, net                       (13,198)        17,207              602
   Gains (losses) on repossessed
      assets, net                                (42)           528              164
                                       -----------------------------------------------
   Income before taxes                       140,384        115,411          232,098
   Federal and state income tax               54,610         44,895           90,286
                                       -----------------------------------------------
   Net income                            $    85,774    $    70,516     $    141,812
                                       ===============================================

   Average assets                        $  8,841,130   $  8,105,136    $  7,356,038
   Average loans                            6,088,634      6,427,544       6,331,536
   Average deposits                         7,888,821      6,780,539       5,999,478
   Average invested capital                   728,567        788,573         826,533
   Return on assets                              0.97%          0.87%           1.93%
   Return on invested capital                   11.77           8.94           17.16
   Efficiency ratio                             67.89          66.33           55.82
   Net charge-offs to average loans              0.59           0.70            0.18


Net income generated in the Oklahoma market in 2009 increased $15 million or 22% over 2008.

Net interest revenue decreased $9.7 million or 4% from 2008 due to a $339 million decrease in average loans, offset by improving interest spreads on loans. The benefit to net interest revenue from average deposit growth of $1.1 billion compared to the prior year was offset by lower internal funds transfer credit provided for funds sold to the funds management unit.

Other operating revenue, excluding $41 million of net credit losses on certain customer derivative contracts in 2008 decreased $5.1 million or 2% due primarily to lower derivative and related margin interest fees, lower trust fees due to fee waivers and a decline in the fair value of trust assets. Increased mortgage banking revenue provided a partial offset.

Operating expense increased $26 million or 8% due primarily to higher personnel costs and mortgage banking costs. FDIC insurance premiums were also higher as a result of an increase in the regular assessment rate and deposit balances.

Changes in the fair value of mortgage servicing rights, net of changes in the fair value of financial instruments designated as an economic hedge, decreased pre-tax income by $1.1 million in 2009 and $24 million in 2008. Net gains on financial instruments also included $6.8 million from the partial redemption of stock received from the Visa, Inc. initial public offering in 2008.

Net loans charged-off totaled $36 million or 0.59% of average loans in 2009 and $45 million or 0.70% of average loans in 2008. Net loans charged-off in 2008, excluding $26 million from the SemGroup charge-off and two recoveries that are not expected to recur, totaled $30 million or 0.47% of average loans. Net charge-offs increased in all loan categories.

Texas Market

Texas is our second largest market. Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas. Approximately 30% of our average loans, 24% of our average deposits and 8% of our consolidated net income is attributed to the Texas market.

Table 13   Texas
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                  $   134,651    $   153,278     $    150,658

   Other operating revenue                    51,219         45,348           44,177
   Operating expense                         134,341        115,754          108,278
   Net loans charged off                      23,607         16,544            2,438
   Gains (losses) on repossessed
      assets, net                             (1,343)           119              (47)
                                       -----------------------------------------------
   Income before taxes                        26,579         66,447           84,072
   Federal and state income tax                9,568         23,921           30,266
                                       -----------------------------------------------
   Net income                          $       17,011   $    42,526     $     53,806
                                       ===============================================

   Average assets                        $  4,168,652   $ 3,911,535     $  3,473,968
   Average loans                            3,607,661     3,625,751        3,037,589
   Average deposits                         3,701,415     3,222,986        2,959,111
   Average invested capital                   536,416       536,239          511,888
   Return on assets                              0.41%         1.09%            1.55%
   Return on invested capital                    3.17          7.93            10.51
   Efficiency ratio                             72.28         58.28            55.57
   Net charge-offs to average loans              0.65          0.46             0.08


Net income in the Texas market decreased by $26 million compared to 2008 primarily due to decreased net interest revenue and increased operating expenses.

Net interest revenue decreased $19 million or 12% compared to 2008. Average outstanding loans decreased $18 million or less than 1% compared to 2008. Average deposits increased $478 million or 15%. The benefit of an increase in average deposits was offset by the decrease in average loans and reduced benefit from funds sold to the funds management unit.

Other operating revenue increased $5.9 million or 13% compared to 2008 primarily related to increased mortgage banking revenue, transaction card revenue and deposit service charges, partially offset by a decrease in brokerage and trading revenue. Operating expenses increased $19 million or 16% over last year primarily related to higher personnel costs and FDIC insurance premiums as a result of an increase in the FDIC regular assessment rate and deposit balances.

Net loans charged-off totaled $24 million or 0.65% of average loans in 2009 and $17 million or 0.46% of average loans in 2008.

Other Markets

Net income attributed to our New Mexico market totaled $6.1 million or 3% of consolidated net income for 2009, down from $15 million in 2008. The decrease in net income attributed to New Mexico resulted from a decrease in net interest revenue, an increase in net loans charged off and an increase in operating expenses in 2009 compared to 2008. Net interest revenue decreased due to the lower internal funds transfer credit provided for funds sold to the funds management unit and decreased loan balances. Higher operating expenses were primarily related to increased FDIC insurance expense due to increased deposit balances and regular assessment rates. Average deposits increased $111 million over 2008. Net loans charged off in 2009 totaled $7.1 million or 0.88% of average loans.

Net income in the Arkansas market increased to $10.6 million in 2009 from $9.4 million in 2008 due primarily to growth in securities trading revenue at our Little Rock office, offset by higher personnel costs. Average deposits in our Arkansas market were up $82 million or 112% over the prior year primarily related to commercial banking deposits. Consumer and wealth management deposits also increased over 2008.

We incurred a net loss of $7.8 million in the Colorado market compared to net income of $7.6 million in 2008. The decrease in net income was primarily related to increased net loans charged off and higher FDIC insurance premiums. Net loans charged-off totaled $25 million or 2.75% of average loans in 2009 and $8.1 million or 0.95% of average loans in

2008. Net loans charged off included $12 million of commercial real estate loans and $5.7 million of service sector commercial loans. Average loans increased $49 million compared to the prior year and average deposits increased $79 million. At December 31, 2009, nonperforming loans in the Colorado market totaled $60 million or 6.91% of total loans consisting primarily of nonaccruing residential construction and land development loans.

The Arizona market experienced a net loss of $28 million in 2009 and $8.1 million in 2008. These losses were largely due to an increase in net loans charged-off and decreased net interest revenue. In addition, operating expenses were up due to increased losses on repossessed assets. Net loans charged-off totaled $40 million or 7.04% of average loans in 2009 and $18 million or 3.07% of average loans in 2008. Average loans declined $25 million compared to the prior year due primarily to decreases in commercial real estate loans. Average deposits grew by $56 million. At December 31, 2009, nonperforming loans in the Arizona market totaled $85 million or 17.09% of total loans consisting primarily of nonaccruing residential construction and land development loans.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix in 2005, our objective is to focus on growth in commercial and small business lending in the Arizona market. We have expanded our commercial lending staff in this market and opened three new banking locations in 2009. We have significantly scaled-back commercial real estate lending activities which were not contemplated in our initial expansion into this market. During 2009, we exited the Tucson market which we first entered in 2006. Assets attributed to the Arizona market include $16 million of goodwill that may be impaired in future periods if these growth plans are unsuccessful.

The Kansas/Missouri market experienced net income growth of $5.9 million primarily due to a $6.2 million decrease in net loans charged off and a $6.4 million increase in other operating revenue, offset by a $3.2 million increase in operating expenses. Brokerage and trading revenue grew $5.7 million over last year. Personnel costs related to this revenue growth were up $1.3 million. Total average deposits increased $121 million over 2008 and average loans decreased $38 million compared to the prior year.


Table 14 New Mexico
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                    $   32,775   $    39,673     $     45,583

   Other operating revenue                    23,959         23,788           24,127
   Operating expense                          38,632         35,753           35,412
   Net loans charged off                       7,125          3,715            3,646
   Gains (losses) on repossessed
      assets, net                               (925)            (5)               -
                                       -----------------------------------------------
   Income before taxes                        10,052         23,988           30,652
   Federal and state income tax                3,910          9,331           11,924
                                       -----------------------------------------------
   Net income                              $   6,142    $    14,657     $     18,728
                                       ===============================================

   Average assets                       $  1,248,607    $ 1,141,031     $  1,187,667
   Average loans                             810,867        841,353          817,118
   Average deposits                        1,146,942      1,036,209        1,082,883
   Average invested capital                   97,655        110,333          114,498
   Return on assets                             0.49%          1.28%            1.58%
   Return on invested capital                   6.29          13.28            16.36
   Efficiency ratio                            68.09          56.34            50.80
   Net charge-offs to average loans             0.88           0.44             0.45

Table 15 Arkansas
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                     $ 11,751    $    11,784     $     10,075

   Other operating revenue                    37,119         29,104           17,214
   Operating expense                          27,378         22,027           18,237
   Net loans charged off                       3,665          3,253            1,238
   Losses on repossessed assets, net            (419)          (242)               -
                                       -----------------------------------------------
   Income before taxes                        17,408         15,366            7,814
   Federal and state income tax                6,772          5,977            3,039
                                       -----------------------------------------------
   Net income                             $   10,636    $     9,389     $      4,775
                                       ===============================================

   Average assets                         $  425,071    $   446,101     $    367,731
   Average loans                             409,339        434,339          358,387
   Average deposits                          155,981         73,605           68,659
   Average invested capital                   32,584         30,290           27,185
   Return on assets                             2.50%          2.10%            1.30%
   Return on invested capital                  32.64          31.00            17.56
   Efficiency ratio                            56.02          53.87            66.83
   Net charge-offs to average loans             0.90           0.75             0.35



Table 16 Colorado
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                   $   34,966    $    37,009     $     36,544

   Other operating revenue                    18,237         16,600           16,276
   Operating expense                          40,032         32,997           29,985
   Net loans charged off                      25,000          8,145              276
   Losses on repossessed assets, net            (955)             -                -
                                       -----------------------------------------------
   Income (loss) before taxes                (12,784)        12,467           22,559
   Federal and state income tax (benefit)     (4,973)         4,850            8,776
                                       -----------------------------------------------
   Net income (loss)                      $   (7,811)   $     7,617     $     13,783
                                       ===============================================

   Average assets                         $1,217,498   $  1,138,363      $ 1,076,661
   Average loans                             908,949        859,490          738,503
   Average deposits                        1,137,893      1,058,816          992,844
   Average invested capital                  135,101        126,337          109,407
   Return on assets                            (0.64)%         0.67%            1.28%
   Return on invested capital                  (5.78)          6.03            12.60
   Efficiency ratio                            75.24          61.55            56.77
   Net charge-offs to average loans             2.75           0.95             0.04

Table 17 Arizona
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                   $  11,174     $    18,608     $     19,292

   Other operating revenue                     3,384          1,300            2,294
   Operating expense                          18,851         14,740           13,301
   Net loans charged off                      39,733         18,109            1,588
   Losses on repossessed assets, net          (2,044)          (287)               -
                                       -----------------------------------------------
   Income (loss) before taxes                (46,070)       (13,228)           6,697
   Federal and state income tax (benefit)    (17,921)        (5,146)           2,605
                                       -----------------------------------------------
   Net income (loss)                      $  (28,149)   $    (8,082)    $      4,092
                                       ===============================================

   Average assets                        $   631,680    $   612,785     $    539,251
   Average loans                             564,730        589,363          519,209
   Average deposits                          182,209        126,313          122,617
   Average invested capital                   82,997         78,425           46,685
   Return on assets                           (4.46)%         (1.32)%           0.76%
   Return on invested capital                (33.92)         (10.31)            8.77
   Efficiency ratio                          129.49           74.04            61.62
   Net charge-offs to average loans            7.04            3.07             0.31


Table 18 Kansas/Missouri
            (Dollars in Thousands)
                                                   Years ended December 31,
                                       -----------------------------------------------
                                             2009           2008            2007
                                       -----------------------------------------------
   Net interest revenue                   $    7,927    $     7,692     $      4,151

   Other operating revenue                    19,876         13,456            6,533
   Operating expense                          16,358         13,165           11,144
   Net loans charged off                         917          7,103              163
                                       -----------------------------------------------
   Income (loss) before taxes                 10,528            880             (623)
   Federal and state income tax (benefit)      4,095            343             (242)
                                       -----------------------------------------------
   Net income (loss)                      $    6,433     $      537     $       (381)
                                       ===============================================

   Average assets                         $  310,648    $   341,383     $    179,992
   Average loans                             299,861        338,047          178,161
   Average deposits                          158,665         37,964           16,936
   Average invested capital                   23,145         23,970           13,790
   Return on assets                             2.07%          0.16%           (0.21)%
   Return on invested capital                  27.79           2.24            (2.76)
   Efficiency ratio                            58.84          62.25           104.31
   Net charge-offs to average loans             0.31           2.10             0.09

Assessment of Financial Condition

Securities

Investment securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts. At December 31, 2009, investment securities were carried at $240 million and had a fair value of $247 million.

Available for sale securities, which may be sold prior to maturity, are carried at fair value. Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders' equity. The amortized cost of available for sale securities totaled $8.9 billion at December 31, 2009, up $2.1 billion compared with December 31, 2008. In this period of declining loan demand and readily-available liquidity, we increased our available for sale portfolio to supplement earnings by recognizing attractive spreads over funding costs on these securities. Credit risk is controlled by investing in securities fully backed by U.S. government agencies and interest rate risk is mitigated by investing in short-duration securities that would have limited extension exposure from rising interest rates. At December 31, 2009, residential mortgage-backed securities represented 97% of total available for sale securities. We hold no debt securities of corporate issuers or mortgage-backed securities holding pools of commercial real estate loans. A summary of our securities follows in Table 19. Additional details regarding securities concentrations appears in Note 2 to the Consolidated Financial Statements.

Table 19   Securities
            (Dollars in Thousands)
                                                                      December 31,
                                      -----------------------------------------------------------------------------
                                                2009                      2008                      2007
                                      ------------------------- ------------------------- -------------------------
                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                         Cost         Value        Cost         Value        Cost         Value
                                      ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and other tax-exempt       $  232,568     $238,847   $  235,791    $ 239,178   $  242,274   $  243,061
  Other debt securities                     7,837        7,857        6,553        6,591        5,675        5,727
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
     Total                             $  240,405     $246,704   $  242,344     $245,769   $  247,949   $  248,788
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------

Available for sale:
    U.S. Treasury                      $    6,998     $  7,020   $    6,987      $ 7,126   $    6,961     $  7,088
    Municipal and other tax-exempt         61,268       62,201       19,537       20,163       26,478       26,578
    Mortgage-backed securities:
      U.S. agencies                     7,645,817    7,809,328    4,900,895    4,972,928    3,838,219    3,817,939
      Private issue                       961,378      792,362    1,636,934    1,241,238    1,664,537    1,641,189
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
Total mortgage-backed securities        8,607,195    8,601,690    6,537,829    6,214,166    5,502,756    5,459,128
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
    Other debt securities                  17,174       17,147           37           36           42           41
    Federal Reserve Banks                  32,526       32,526       32,380       32,380       31,299       31,299
    Federal Home Loan Banks                78,999       78,999       61,760       61,760       57,265       57,265
    Perpetual preferred stocks             19,224       22,275       32,472       21,701       32,778       32,778
    Other equity securities and
       mutual funds                        35,414       50,165       31,421       34,119       30,347       36,363
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
      Total                            $8,858,798   $8,872,023   $6,722,423   $6,391,451   $5,687,926   $5,650,540
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
  Mortgage trading:
  Mortgage-backed U.S. agency securities $288,076     $285,950   $  386,571     $399,211   $  153,920     $154,701
------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates. We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security. The expected duration of the mortgage-backed securities portfolio was approximately
2.3 years at December 31, 2009. Management estimates that the expected duration would extend to approximately 3.4 years assuming a 300 basis point immediate rate shock. The effect of falling interest rates from current low levels is not expected to be significant.

Mortgage-backed securities also have credit risk from delinquency or default of the underlying loans. The Company mitigates this risk by primarily investing in securities issued by U.S. government agencies. Principal and interest payments on the underlying loans are either fully or partially guaranteed. At December 31, 2009, approximately $7.6 billion of the amortized cost of the Company's residential mortgage-backed securities were issued by U.S. government agencies. The fair value of these mortgage-backed securities totaled $7.8 billion at December 31, 2009.

We also hold amortized cost of $961 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions. The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $792 million at December 31, 2009. Approximately $589 million of these privately issued mortgage-backed securities were rated below investment grade at December 31, 2009. The unrealized loss on the below investment grade securities totaled

$129 million. The amortized cost of our privately issued residential mortgage-backed securities decreased $676 million during 2009 due primarily to cash received. The unrealized loss on these securities decreased $227 million in 2009.

Our portfolio of privately issued residential mortgage-backed securities consists primarily of amortized cost of $699 million of Jumbo-A mortgage loans and $262 million of Alt-A mortgage loans. Jumbo-A mortgage loans generally meet government agency underwriting standards, but have loan balances that exceed agency maximums. Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards. Credit risk on residential mortgage-backed securities originated by these issuers is mitigated by investment in senior tranches with additional collateral support. None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations. Approximately 89% of the Alt-A residential mortgage-backed securities are credit enhanced with additional collateral support and 100% of our Alt-A residential mortgage-backed securities originated in 2007 and 2006 have additional collateral support. Approximately 84% of our Alt-A residential mortgage-backed securities represented pools of fixed-rate mortgage loans. None of the adjustable rate mortgages are payment option ARMs. Approximately 28% of our Jumbo-A residential mortgage-backed securities represents pools of fixed rate mortgage loans and none of the adjustable rate mortgages are payment option ARMs.

Our portfolio of available for sale securities also included preferred stocks issued by six financial institutions. These preferred stocks have certain debt-like features such as a quarterly dividend based on LIBOR. However, the issuers of these stocks have no obligation to redeem them. At December 31, 2009, these stocks have an aggregate carrying value of $19 million and an aggregate fair value of $22 million.

The aggregate gross amount of unrealized losses on available for sale securities totaled $191 million at December 31, 2009. On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the consolidated financial statements. Other-than-temporary impairment charges of $34 million were recognized in earnings in 2009 including credit losses of $25 million on certain privately issued residential mortgage-backed securities we do not intend to sell, $8.0 million on perpetual preferred stocks with carrying values we do not expect to fully recover, and $1.3 million on certain residential mortgage-backed securities we intend to sell.

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

We also maintain a separate trading portfolio acquired with the intent to sell at a profit to the Company that are also carried at fair value with changes in fair value recognized in current period income.

Bank-Owned Life Insurance

We have approximately $247 million invested in bank-owned life insurance at December 31, 2009. These investments are expected to provide a long-term source of earnings to support existing employee benefit programs. Approximately $229 million is held in separate accounts. Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The cash surrender value of the life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments. At December 31, 2009, cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $223 million. As the underlying fair value of the investments held in a separate account at December 31, 2009 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap. The stable value wrap is provided by a highly-rated, domestic financial institution. The remaining cash surrender value of $18 million primarily represented the cash surrender value of policies held in the general accounts and amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.3 billion at December 31, 2009, a $1.6 billion or 12% decrease since December 31, 2008.

Table 20    Loans
            (In Thousands)
                                                                          December 31,
                                                -----------------------------------------------------------------
                                                     2009         2008         2007         2006          2005
                                                ------------ ------------ ------------ ------------- ------------
Commercial:
   Energy                                       $1,911,994   $2,311,813   $1,954,967   $1,763,180    $1,399,417
   Services                                      1,807,824    2,038,451    1,733,569    1,555,141     1,425,821
   Wholesale/retail                                921,830    1,165,099    1,084,379      932,531       793,032
   Manufacturing                                   404,061      497,957      493,185      609,571       514,792
   Healthcare                                      792,538      777,154      685,131      602,273       520,309
   Agriculture                                     160,549      197,629      240,469      321,380       291,858
   Other commercial and industrial                 209,044      423,500      569,884      424,808       354,706
                                                ------------ ------------ ------------ ------------- ------------
     Total commercial                            6,207,840    7,411,603    6,761,584    6,208,884     5,299,935
Commercial real estate:
   Construction and land development               645,295      926,226    1,007,414      889,925       638,366
   Retail                                          423,260      371,228      423,118      374,294       305,217
   Office                                          463,316      459,357      421,163      420,914       499,174
   Multifamily                                     360,436      316,596      214,388      239,000       204,620
   Industrial                                      146,707      149,367      154,255      146,406        90,601
   Other real estate loans                         452,420      478,474      502,746      376,001       251,924
                                                ------------ ------------ ------------ ------------- ------------
     Total commercial real estate                2,491,434    2,701,248    2,723,084    2,446,540     1,989,902
Residential mortgage:
   Permanent mortgage                            1,303,340    1,273,275    1,092,382      867,748       807,509
   Home equity                                     490,282      479,299      442,223      388,511       361,822
                                                ------------ ------------ ------------ ------------- ------------
     Total residential mortgage                  1,793,622    1,752,574    1,534,605    1,256,259     1,169,331
Consumer:
   Indirect automobile                             454,508      692,615      625,203      465,622       358,144
   Other consumer                                  332,294      317,966      296,094      273,873       271,000
                                                ------------ ------------ ------------ ------------- ------------
     Total consumer                                786,802    1,010,581      921,297      739,495       629,144
----------------------------------------------- ------------ ------------ ------------ ------------- ------------
     Total                                      $11,279,698  $12,876,006  $11,940,570  $10,651,178    $9,088,312
----------------------------------------------- ------------ ------------ ------------ ------------- ------------


The decline in outstanding loan balances was broadly distributed among the various segments of the portfolio and across geographic markets. Generally, the decline in outstanding loan balances was due to reduced customer demand in response to current economic conditions, normal repayment trends and management decisions to mitigate credit risk by exiting certain loan types. A breakdown by geographical market follows on Table 21.

Table 21  Loans by Principal Market Area
            (In Thousands)
                                                                       December 31,
                                             -----------------------------------------------------------------
                                                  2009         2008         2007         2006          2005
                                             ------------ ------------ ------------ ------------- ------------
Oklahoma:
   Commercial                                $2,649,252   $3,356,520   $3,224,013   $3,186,085    $3,059,441
   Commercial real estate                       820,578      843,576      885,866      979,251       859,829
   Residential mortgage                       1,228,822    1,196,924    1,080,483      896,567       842,456
   Consumer                                     451,829      579,809      576,070      512,032       466,180
                                             ------------ ------------ ------------ ------------- ------------
     Total Oklahoma                          $5,150,481    5,976,829    5,766,432    5,573,935     5,227,906
                                             ------------ ------------ ------------ ------------- ------------
Texas:
   Commercial                                $2,017,081   $2,353,860   $1,997,659   $1,722,627    $1,356,611
   Commercial real estate                       735,338      825,769      830,980      670,635       569,921
   Residential mortgage                         313,113      315,438      278,842      213,801       199,726
   Consumer                                     170,062      212,820      142,958       95,652        89,017
                                             ------------ ------------ ------------ ------------- ------------
     Total Texas                             $3,235,594   $3,707,887   $3,250,439   $2,702,715    $2,215,275
                                             ------------ ------------ ------------ ------------- ------------
New Mexico:
   Commercial                                  $341,802     $418,732     $473,262     $411,272      $383,325
   Commercial real estate                       305,061      286,574      252,884      257,079       232,564
   Residential mortgage                          86,415       98,018       84,336       75,159        65,784
   Consumer                                      17,473       18,616       16,105       13,256        15,137
                                             ------------ ------------ ------------ ------------- ------------
     Total New Mexico                          $750,751     $821,940     $826,587     $756,766      $696,810
                                             ------------ ------------ ------------ ------------- ------------
Arkansas:
   Commercial                                  $103,443     $103,446     $106,328      $95,483       $79,719
   Commercial real estate                       132,436      134,015      124,317       94,395        75,483
   Residential mortgage                          16,849       16,875       16,393       23,076        13,044
   Consumer                                     124,265      175,647      163,626       86,017        25,659
                                             ------------ ------------ ------------ ------------- ------------
     Total Arkansas                            $376,993     $429,983     $410,664     $298,971      $193,905
                                             ------------ ------------ ------------ ------------- ------------
Colorado:
   Commercial                                  $545,724     $660,546     $490,373     $451,046      $270,108
   Commercial real estate                       239,970      261,820      252,537      193,747       133,537
   Residential mortgage                          66,504       53,875       26,556       15,812        21,918
   Consumer                                      17,362       16,141       16,457       26,591        27,871
                                             ------------ ------------ ------------ ------------- ------------
     Total Colorado                            $869,560     $992,382     $785,923     $687,196      $453,434
                                             ------------ ------------ ------------ ------------- ------------
Arizona:
   Commercial                                  $199,143     $211,356     $157,341      $96,453       $50,489
   Commercial real estate                       227,249      319,525      342,673      207,035       115,697
   Residential mortgage                          65,047       62,123       46,269       31,280        26,102
   Consumer                                       3,461        6,075        5,522        5,947         5,280
                                             ------------ ------------ ------------ ------------- ------------
     Total Arizona                             $494,900     $599,079     $551,805     $340,715      $197,568
                                             ------------ ------------ ------------ ------------- ------------
Kansas/Missouri:
   Commercial                                  $351,395     $307,143     $312,608     $245,918      $100,242
   Commercial real estate                        30,802       29,969       33,827       44,398         2,871
   Residential mortgage                          16,872        9,321        1,726          564           301
   Consumer                                       2,350        1,473          559            -             -
                                             ------------ ------------ ------------ ------------- ------------
     Total Kansas/Missouri                     $401,419     $347,906     $348,720     $290,880       $103,414
                                             ------------ ------------ ------------ ------------- ------------
     Total BOK Financial loans              $11,279,698  $12,876,006  $11,940,570  $10,651,178    $9,088,312
                                             ------------ ------------ ------------ ------------- ------------

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

The commercial loan portfolio decreased $1.2 billion during 2009 to $6.2 billion at December 31, 2009. The change in outstanding commercial loans was primarily related to a $400 million decrease in energy sector loans, a $243 million decrease in wholesale/retail sector loans, $231 million decrease in service sectors loans and a $214 million decrease in other commercial and industrial loans. Commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio. In general, loan demand has softened due to lower working capital needs and less capital project spending by our customers. The commercial sector of our loan portfolio is distributed as follows in Table 22.

Table 22  Commercial Loans by Principal Market Area
            (In Thousands)
                       Oklahoma      Texas     New Mexico   Arkansas   Colorado    Arizona      Kansas/      Total
                                                                                               Missouri
                      ----------- ------------ ------------ ---------- ---------- ----------- ------------ -----------
  Energy               $ 894,001    $ 725,468      $ 1,554  $   3,052  $ 274,854      $  905      $12,160  $1,911,994
  Services               516,548      627,778      203,552     26,542    175,967     128,275      129,162   1,807,824
  Wholesale/retail       471,303      256,967       45,880     55,303     24,121      35,986       32,270     921,830
  Manufacturing          202,677      131,111       42,831      1,522     15,528       6,180        4,212     404,061
  Healthcare             445,993      231,148       27,467     16,096     46,943      24,085          806     792,538
  Agriculture             27,093        4,892          124        284        223           -      127,933     160,549
  Other commercial
     and industrial       91,637       39,717       20,394        644      8,088       3,712       44,852     209,044
--------------------- ----------- ------------ ------------ ---------- ---------- ----------- ------------ -----------
Total commercial
      loans           $2,649,252  $ 2,017,081    $ 341,802   $103,443  $ 545,724   $ 199,143     $351,395  $6,207,840
--------------------- ----------- ------------ ------------ ---------- ---------- ----------- ------------ -----------

Loans to energy producers and borrowers related to the energy industry are the largest portion of our commercial loan portfolio. In addition, energy production and related industries have a significant impact on the economy in our primary markets. We have always been an energy lender. Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers. This review is utilized as the basis for developing the expected cash flows supporting the loan amount. The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs. As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Energy loans totaled $1.9 billion or 17% of total loans. Outstanding energy loans decreased $400 million during 2009 primarily due to lower customer loan demand as a result of low commodity prices which has led to curtailed exploration and production of oil and gas reserves and reduced borrowing capacity based upon collateral values. Approximately $1.5 billion of energy loans was to oil and gas producers, down from $2.0 billion at December 31, 2008. Approximately 52% of the committed production loans are secured by properties primarily producing natural gas and 48% are secured by properties primarily producing oil. The energy category also included $74 million of loans to borrowers that provide services to the energy industry, $224 million of loans to borrowers engaged in wholesale or retail energy sales and $26 million of loans to borrowers that manufacture equipment for the energy industry.

The services sector of the loan portfolio totaled $1.8 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services. Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million. Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer's business. Loans in this sector may also be secured by personal guarantees of the owners or related parties. Outstanding loans to the service sector of the loan portfolio decreased $231 million during 2009 due to reduced loan demand as a result of general economic conditions.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers. Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants. At December 31, 2009, the outstanding principal balance of these loans totaled $1.6 billion. Substantially all of these loans are to borrowers with local market relationships. We serve as the agent lender in approximately 20% of our shared national credits, based on dollars committed. We hold shared national credits to the same standard of analysis and perform the same level of review as internally originated credits. Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer. In addition to management's quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators. Risk grading provided by the regulators in the third quarter of 2009 did not differ significantly from management's assessment.

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

Commercial real estate loans totaled $2.5 billion or 22% of the loan portfolio at December 31, 2009. Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%. The outstanding balance of commercial real estate loans decreased $210 million from the previous year. The commercial real estate sector of our loan portfolio is distributed as follows in Table 23.

Table 23  Commercial Real Estate Loans by Principal Market Area
            (In Thousands)
                        Oklahoma     Texas    New Mexico   Arkansas    Colorado    Arizona     Kansas/      Total
                                                                                              Missouri
                       ----------- ---------- ----------- ----------- ----------- ----------- ---------- ------------
Construction and         $182,742   $161,989    $ 73,895  $   17,127    $133,291  $   70,002    $ 6,249    $ 645,295
  land development
Retail                    148,705    117,992      59,371      19,326       9,914      54,270     13,682      423,260
Office                    114,749    151,804      77,908      16,812      62,641      38,841        561      463,316
Multifamily               120,301    141,957      20,585      56,189       4,869       9,935      6,600      360,436
Industrial                 70,200     39,044      22,004         688       1,064      13,620         87      146,707
Other real estate
  loans                   183,881    122,552      51,298      22,294      28,191      40,581      3,623      452,420
---------------------- ----------- ---------- ----------- ----------- ----------- ----------- ---------- ------------
Total commercial
  real estate loans      $820,578   $735,338   $ 305,061    $132,436    $239,970  $  227,249    $30,802   $2,491,434
---------------------- ----------- ---------- ----------- ----------- ----------- ----------- ---------- ------------

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $281 million during the year to $645 million at December 31, 2009 due to payments, transfers to other real estate owned and charge-offs. This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed. This decrease was partially offset by a $52 million increase in loans secured by retail facilities and a $44 million increase in loans secured by multifamily residential properties.

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

Residential mortgage loans totaled $1.8 billion, up $41 million or 2% since December 31, 2008. Permanent 1-4 family mortgage loans increased $30 million and home equity loans increased $11 million. In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans. We have no concentration in sub-prime residential mortgage loans. Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The permanent mortgage loan portfolio is primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals. The aggregate outstanding balance of loans in these programs at December 31, 2009 is $1.3 billion. Jumbo loans may be fixed or variable rate and are fully amortizing. Jumbo loans generally conform to government sponsored entity standards, with exception that the loan size exceeds maximums required under these standards. These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio ("DTI") of 38%. Loan-to-value ratios ("LTV") are tiered from 60% to 100%, depending on the market. Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain health-care professionals. Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter. The maximum loan amount of any of our residential mortgage loan products is $4 million.

Approximately $110 million or 8% of permanent mortgage loans at December 31, 2009 consist of first lien, fixed rate residential mortgage loans originated under various community development programs. These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation. However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans. The initial maximum LTV of loans in these programs was 103%.

The composition of residential mortgage and consumer loans at December 31, 2009 is as follows in Table 24.

Table 24  Residential Mortgage and Consumer Loans by Principal Market Area
            (In Thousands)
                           Oklahoma     Texas     New Mexico   Arkansas   Colorado  Arizona   Kansas/     Total
                                                                                              Missouri
------------------------- ----------- ---------- ------------- ---------- --------- --------- --------- -----------
Residential mortgage:
   Permanent mortgage      $ 927,316  $ 227,276       $20,317   $ 12,206  $ 47,725  $ 55,612  $ 12,888  $1,303,340
   Home equity               301,506     85,837        66,098      4,643    18,779     9,435     3,984     490,282
------------------------- ----------- ---------- ------------- ---------- --------- --------- --------- -----------
Total residential mortgage$1,228,822  $ 313,113      $ 86,415   $ 16,849  $ 66,504  $ 65,047  $ 16,872  $1,793,622
------------------------- ----------- ---------- ------------- ---------- --------- --------- --------- -----------

Consumer:
   Indirect automobile      $273,728    $62,367         $   -  $ 118,413     $   -     $   -     $   -   $ 454,508
   Other consumer            178,101    107,695        17,473      5,852    17,362     3,461     2,350     332,294
------------------------- ----------- ---------- ------------- ---------- --------- --------- --------- -----------
Total consumer              $451,829  $ 170,062       $17,473  $ 124,265  $ 17,362    $3,461    $2,350   $ 786,802
------------------------- ----------- ---------- ------------- ---------- --------- --------- --------- -----------

Indirect automobile loans decreased $238 million since December 31, 2008, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Table 25  Loan Maturity and Interest Rate Sensitivity at December 31, 2009
            (In Thousands)
                                                             Remaining Maturities of Selected Loans
                                                             --------------------------------------
                                                  Total      Within 1 Year 1-5 Years   After 5 Years
                                              -------------- ------------ ------------ ------------
Loan maturity:
   Commercial                                  $6,207,840     $1,913,696   $3,369,187  $  924,957
   Commercial real estate                       2,491,434      1,066,644    1,131,022     293,768
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                    $8,699,274     $2,980,340   $4,500,209  $1,218,725
--------------------------------------------- -------------- ------------ ------------ ------------

Interest rate sensitivity for selected loans with:
   Predetermined interest rates                $3,770,541     $  633,971   $2,401,217    $735,353
   Floating or adjustable interest rates        4,928,733      2,346,369    2,098,992     483,372
--------------------------------------------- -------------- ------------ ------------ ------------
      Total                                    $8,699,274     $2,980,340   $4,500,209  $1,218,725
--------------------------------------------- -------------- ------------ ------------ ------------


Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business. These arrangements included loan commitments which totaled $5.0 billion and standby letters of credit which totaled $588 million at December 31, 2009. Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower's financial condition, collateral value or other factors. Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party. Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $3.7 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are nonperforming at December 31, 2009.

Table 26    Off-Balance Sheet Credit Commitments
            (In Thousands)
                                                              As of December 31,
                                          2009           2008         2007         2006          2005
                                     -------------- ------------- ------------ ------------ -------------
Loan commitments                      $5,001,338     $5,015,660    $5,345,736   $5,318,257   $4,349,114
Standby letters of credit                588,091        598,618       555,758      527,627      558,907
Mortgage loans sold with recourse        330,963        391,188       392,534      329,713      248,150
------------------------------------ -------------- ------------- ------------ ------------ -------------


We also have off-balance sheet commitments for residential mortgage loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses from default than traditional residential mortgage loans. A separate recourse reserve is maintained as part of other liabilities. At December 31, 2009, the principal balance of loans sold subject to recourse obligations totaled $331 million.

Substantially all of these loans are to borrowers in our primary markets including $233 million to borrowers in Oklahoma, $36 million to borrowers in Arkansas, $19 million to borrowers in New Mexico, $16 million to borrowers in the Kansas/Missouri area and $15 million to borrowers in Texas. The separate reserve for this off-balance commitment totaled $14 million at December 31, 2009. Approximately 5.22% of the loans sold with recourse with an outstanding principal balance of $17 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5.55% with an outstanding principal balance of $18 million were past due 30 to 89 days. The provision for loan losses on loans sold with recourse, which is included in mortgage banking costs, was $12 million for 2009 and $8.6 million for 2008. Net losses charged against the reserve totaled $7.2 million for 2009 and $3.4 million for 2008.


Customer Derivative Programs

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

Derivative contracts are carried at fair value. At December 31, 2009, the net fair values of derivative contracts reported as assets under these programs totaled $355 million, down from $656 million at December 31, 2008 primarily due to cash settlements and reduced transactions volumes. At December 31, 2009, derivative contracts carried as assets included energy contracts with fair values of $174 million, interest rate contracts with fair values of $110 million and foreign exchange contracts with fair values of $64 million. The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $363 million.

At December 31, 2009, total derivative assets were reduced by $13 million of cash collateral received from counterparties and total derivative liabilities were reduced by $55 million of cash collateral delivered to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by generally accepted accounting principles.

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at December 31, 2009 is included in Table 27.

Table 27    Fair Value of Derivative Contracts by Category of Debtor
            (In Thousands)
Customers                                                        $  152,698
Energy companies                                                     87,562
Banks                                                                65,721
Exchanges                                                            34,018
Other                                                                 2,219
---------------------------------------------------------------------------
Fair value of customer hedge asset derivative contracts, net     $  342,218
---------------------------------------------------------------------------


At December 31, 2009, the largest net reported amount due from a single counterparty, a domestic subsidiary of a major energy company, was $84 million. This amount was offset by $70 million in letters of credit issued by multiple independent financial institutions.

Our customer derivative program also introduces liquidity and capital risk. We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceed established limits. Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets. These risks are modeled as part of the management of these programs. Based on current prices, a decrease in market prices equivalent to $22 per barrel of oil would increase the fair value of derivative assets by $437 million. An increase in prices equivalent to $122 per barrel of oil would decrease the fair value of derivative assets by $253 million as current prices move closer to the fixed prices embedded in our existing contracts. Further increases in prices equivalent to $142 per barrel of oil would increase the fair value of our derivative assets by $417 million. Liquidity requirements of this program are also affected by our credit rating. A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $204 million.

Summary of Loan Loss Experience

We maintain separate reserves for loan losses and reserves for off-balance sheet credit risk. The combined allowance for loan and off-balance sheet credit losses totaled $306 million or 2.72% of outstanding loans and 90% of nonaccruing loans at December 31, 2009. At December 31, 2008, the combined allowance for loan and off-balance sheet credit losses totaled $248 million or 1.93% of outstanding loans and 83% of nonaccruing loans at December 31, 2008. The reserve for loan losses totaled $292 million or 2.59% of outstanding loans at December 31, 2009 and $233 million or 1.81% of outstanding loans at December 31, 2008. The reserve for off-balance sheet credit commitments was $14 million at December 31, 2009 and $15 million at December 31, 2008. The decrease in the reserve for off-balance sheet credit commitments is due largely to changes in risk factors and the funding of existing commitments.

Table 28    Summary of Loan Loss Experience
            (Dollars in Thousands)
                                                                    Years ended December 31,
                                               -------------------------------------------------------------------
 Reserve for loan losses:                           2009         2008          2007         2006         2005
                                               -------------------------------------------------------------------
   Beginning balance                              $233,236     $126,677      $109,497     $103,876     $108,618
     Loans charged off:
       Commercial                                  49,725       74,976        14,380       10,517        9,670
       Commercial real estate                      57,313       19,141         1,795           87        2,619
       Residential mortgage                        16,672        7,223         1,709        1,265        1,212
       Consumer                                    24,789       20,871        13,733       12,127       12,257
 -----------------------------------------------------------------------------------------------------------------
         Total                                    148,499      122,211        31,617       23,996       25,758
 -----------------------------------------------------------------------------------------------------------------
     Recoveries of loans previously charged off:
       Commercial                                   2,546       13,379         4,534        5,405        4,071
       Commercial real estate                         461          332           110          327          117
       Residential mortgage                           929          366           309          161          180
       Consumer                                     6,744        6,413         5,558        5,638        5,176
 -----------------------------------------------------------------------------------------------------------------
         Total                                     10,680       20,490        10,511       11,531        9,544
 -----------------------------------------------------------------------------------------------------------------
   Net loans charged off                          137,819      101,721        21,106       12,465       16,214
   Provision for loan losses                      196,678      208,280        34,758       18,086       10,401
   Additions due to acquisitions                        -            -         3,528            -        1,071
 -----------------------------------------------------------------------------------------------------------------
   Ending balance                                $292,095     $233,236      $126,677     $109,497     $103,876
  -----------------------------------------------------------------------------------------------------------------
   Reserve for off-balance sheet credit losses:
   Beginning balance                              $15,166      $20,853       $20,890      $20,574      $18,502
   Provision for off-balance sheet credit losses     (778)      (5,687)          (37)         316        2,040
   Additions due to acquisitions                        -            -             -            -           32
 -----------------------------------------------------------------------------------------------------------------
   Ending balance                                 $14,388      $15,166       $20,853      $20,890      $20,574
 -----------------------------------------------------------------------------------------------------------------
   Total provision for credit losses             $195,900     $202,593       $34,721      $18,402      $12,441
 -----------------------------------------------------------------------------------------------------------------
   Reserve for loan losses to loans
   outstanding at year-end                            2.59%        1.81%         1.06%        1.03%        1.14%
   Net charge-offs to average loans                   1.14         0.81          0.19         0.13         0.19
   Total provision for credit losses to average loans 1.61         1.62          0.31         0.19         0.15
   Recoveries to gross charge-offs                    7.19        16.77         33.24        48.05        37.05
   Reserve for loan losses as a multiple of
      net charge-offs                                 2.12x        2.29x         6.00x        8.78x        6.41x
   Reserve for off-balance sheet credit losses
      to off-balance sheet credit commitments         0.26%        0.27%         0.35%        0.36%        0.42%
   Combined reserves for credit losses to
      loans  outstanding at year-end                  2.72%        1.93%         1.24%        1.22%        1.37%
 -----------------------------------------------------------------------------------------------------------------
   Problem Loans:
     Loans past due (90 days)                    $ 10,308     $ 19,123      $  5,575     $  5,945     $  8,708
     Nonaccrual(1)                                339,355      300,073        84,290       26,055       25,162
     Renegotiated(2)                               15,906       13,039        10,394        9,802        6,379
 -----------------------------------------------------------------------------------------------------------------
        Total                                    $365,569     $332,235      $100,259     $ 41,802     $ 40,249
 -----------------------------------------------------------------------------------------------------------------
   Foregone interest on nonaccrual loans(1)      $ 17,015     $  8,391      $  3,011     $  2,130     $  2,515
 -----------------------------------------------------------------------------------------------------------------

(1) Interest collected and recognized on nonaccrual loans was not significant in 2009 and previous years disclosed.
(2) Includes residential mortgage loans guaranteed by agencies of the U.S. government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.


Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio. The allowance consists of specific reserves attributed to impaired loans, general reserves based on migration factors and non-specific reserves based on general economic, risk concentration and related factors. An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently. For 2009, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

Specific reserves for impaired loans are determined by evaluation of estimated future cash flows, collateral value or historical statistics. Loans are considered to be impaired when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. This is substantially the same criteria used to determine when a loan should be placed on nonaccrual status. Generally, all nonaccruing commercial and commercial real estate loans are considered impaired. Substantially all impaired loans are collateralized. Collateral includes real property, inventory, accounts receivable, operating equipment, interests in mineral rights, and other property. Collateral may also include personal guaranties by borrowers and related parties.

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

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on an evaluation of available cash resources or collateral value. No reserves are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover. Impaired loans totaled $317 million at December 31, 2009 and $270 million at December 31, 2008. At December 31, 2009, $204 million of impaired loans had specific reserves of $36 million and $113 million of impaired loans had no specific reserves because they had been charged down to amounts we expect to recover. Impaired loans with no specific reserves had aggregate gross outstanding principal balances of $230 million. Cumulative life-to-date charge-offs of impaired loans with no specific reserves at December 31, 2009 totaled $117 million, including $85 million charged off in 2009. At December 31, 2008, $194 million of impaired loans had $29 million of specific reserves and $76 million had no specific reserves because they had been charged down to amounts we expect to recover.

General reserves for unimpaired loans are based on migration models. Separate migration models are used to determine general reserves for commercial and commercial real estate loans, residential mortgage loans, and consumer loans. All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers' ability to repay the loans. Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends. We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors. Greater emphasis is placed on losses incurred in more recent periods. The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade. The general reserve for residential mortgage loans is based on an eight-quarter average percent of loss. The general reserve for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans. The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $238 million at December 31, 2009 and $182 million at December 31, 2008.

Nonspecific reserves are maintained for risks beyond factors specific to a particular loan or identified by the migration models. These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio. Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors. Nonspecific factors also consider current economic conditions and other relevant factors. Nonspecific reserves totaled $18 million at December 31, 2009 and $23 million at December 31, 2008.

An allocation of the loan loss reserve by loan category follows in Table 29.

Table 29    Loan Loss Reserve Allocation
            (Dollars in Thousands)
                                                                  December 31,
                        --------------------------------------------------------------------------------------------------
                                2009                2008                2007               2006                2005
                        ------------------- ------------------- ------------------- ------------------ -------------------
                                     % of                % of                % of               % of                % of
                        Reserve(2) Loans(1) Reserve(2) Loans(1) Reserve(2) Loans(1) Reserve(2)Loans(1) Reserve(2) Loans(1)
                        --------- --------- --------- --------- --------- --------- --------- -------- --------- ---------
Loan category:
   Commercial           $121,320   55.04%   $100,743   57.56%   $ 49,961   56.07%   $ 44,151   58.29%  $ 43,915   58.32%
   Commercial real
     estate              104,208   22.09      75,555   20.98      40,807   22.89      30,838   22.97     25,529   21.89
   Residential mortgage   27,863   15.90      14,017   13.61       6,156   13.38       4,663   11.80      5,302   12.87
   Consumer               20,452    6.97      19,819    7.85       9,962    7.66      11,784    6.94     10,929    6.92
   Nonspecific
       allowance          18,252      -       23,102      -       19,791      -       18,061      -      18,201      -
----------------------- --------- --------- --------- --------- --------- --------- --------- -------- --------- ---------
   Total                $292,095  100.00%   $233,236  100.00%   $126,677  100.00%   $109,497  100.00%  $103,876  100.00%
----------------------- --------- --------- --------- --------- --------- --------- --------- -------- --------- ---------

(1) Excludes residential mortgage loans held for sale.
(2) Specific allocation for the loan concentration risks is included in the appropriate category.


The provision for loan losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation. The provision for loan losses totaled $197 million for 2009 compared to $208 million for 2008. Factors considered in determining the provision for credit losses for 2009 included trends of net charge-offs, nonperforming loans and risk grading.

Net Loans Charged Off

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

Net loans charged off during 2009 totaled $138 million compared to $102 million in the previous year. The ratio of net loans charged off to average outstanding loans was 1.14% for 2009 compared with 0.81% for 2008. Net loans charged off in 2008 included a $26 million charge-off from the SemGroup credit and recoveries of $7.1 million from a loan charged off in 2005 and $4.0 million from a loan charged off in 2001. Net charge-offs for 2009 were up $51 million over 2008 excluding these significant items.

Net loans charged off by category and principal market area during 2009 follow in Table 30.


Table 30    Net Loans Charged Off by Category and Principal Market Area
            (Dollars in Thousands)
                             Oklahoma    Texas   Colorado   Arkansas      New     Arizona    Kansas/      Total
                                                                        Mexico              Missouri
                            ----------- -------- ---------- ---------- ---------- --------- --------- -----------
2009:
   Commercial                 $ 18,861  $ 8,851   $ 12,214      $  79    $ 2,882    $3,416     $ 876     $47,179
   Commercial real estate        2,435    5,155     11,884        369      2,805    34,191        13      56,852
   Residential mortgage          7,857    4,005        610        190      1,112     1,969         -      15,743
   Consumer                      8,231    5,363        287      2,998        981       182         3      18,045
--------------------------- ----------- -------- ---------- ---------- ---------- --------- --------- -----------
Net loans charged off         $ 37,384  $23,374   $ 24,995     $3,636     $7,780  $ 39,758    $  892    $137,819
--------------------------- ----------- -------- ---------- ---------- ---------- --------- --------- -----------

2008:
   Commercial                  $33,748  $10,462    $ 7,468      $ 150      $ 941   $ 1,725   $ 7,103     $61,597
   Commercial real estate        3,693    1,014        404         17      1,826    11,855         -      18,809
   Residential mortgage          2,843    1,701        (3)         35         87     2,194         -       6,857
   Consumer                      7,536    2,992        109      2,993        799        26         3      14,458
--------------------------- ----------- -------- ---------- ---------- ---------- --------- --------- -----------
Net loans charged off         $ 47,820  $16,169     $7,978     $3,195     $3,653  $ 15,800    $7,106    $101,721
--------------------------- ----------- -------- ---------- ---------- ---------- --------- --------- -----------

Excluding the impact of these significant items from 2008, net commercial loans charged off during 2009 were largely unchanged. Net commercial loans charged off in 2009 included $18 million from the service sector of the loan portfolio, $13 million from the energy sector of the loan portfolio and $7.6 million from the wholesale / retail sector of the loan portfolio.

Net commercial real estate loans charged off during 2009 increased $38 million over the prior year. Net charge-offs increased $22 million in the Arizona market and $11 million in the Colorado market. Net commercial real estate loan charge-offs in 2009 included $45 million from the land and residential construction sector of the loan portfolio, primarily composed of $26 million in the Arizona market and $11 million in the Colorado market.

Residential mortgage net charge-offs increased $8.9 million over the prior year including $7.9 million in the Oklahoma market, $4.0 million in the Texas market and $2.0 million in the Arizona market. Consumer loan net charge-offs, which include indirect auto loan and deposit account overdraft losses, increased $3.6 million over the previous year. Net charge-offs of indirect auto loans totaled $9.7 million for 2009 and $8.6 million for 2008.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses. A separate reserve for off-balance sheet credit risk is maintained. Table 28 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments. The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses. All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

Nonperforming Assets

Table 31    Nonperforming Assets
            (Dollars in Thousands)
                                                                               December 31,
                                                     -----------------------------------------------------------------
                                                         2009         2008         2007          2006         2005
                                                     ----------- ------------- ------------ ------------- ------------
Nonperforming loans
   Nonaccrual loans:
     Commercial                                       $101,384    $134,846      $ 42,981      $10,737       $11,673
     Commercial real estate                            204,924     137,279        25,319        4,771         5,370
     Residential mortgage                               29,989      27,387        15,272       10,325         7,347
     Consumer                                            3,058         561           718          222           772
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
       Total nonaccrual loans                          339,355     300,073        84,290       26,055        25,162
   Renegotiated loans(2)                                15,906      13,039        10,394        9,802         6,379
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
     Total nonperforming loans                         355,261     313,112        94,684       35,857        31,541
   Other nonperforming assets                          129,034      29,179         9,475        8,486         8,476
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
     Total nonperforming assets                       $484,295    $342,291      $104,159      $44,343       $40,017
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Nonaccrual loans by principal market:
     Oklahoma                                         $83,176    $108,367       $47,977      $17,683       $16,857
     Texas                                             66,892      42,934         4,983        6,096         5,475
     New Mexico                                        26,693      16,016        11,118          871           928
     Arkansas                                          13,820       3,263         1,635          267             -
     Colorado(3)                                       60,082      32,415         9,222        1,138         1,902
     Arizona                                           84,559      80,994         9,355            -             -
     Kansas/Missouri                                    4,133      16,084             -            -             -
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
      Total nonaccrual loans                         $339,355    $300,073       $84,290      $26,055       $25,162
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Nonaccrual loans by loan portfolio sector:
     Commercial:
        Energy                                        $22,692     $49,364        $  529      $   535      $       75
         Manufacturing                                 15,765       7,343         9,915          101           1,113
        Wholesale / retail                             12,057      18,773         3,792        2,457           3,036
        Agriculture                                        65         680           380           93             268
        Services                                       30,926      36,873        25,468        5,759           5,213
        Healthcare                                     13,103      12,118         2,301        1,600           1,942
        Other                                           6,776       9,695           596          192              26
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
         Total commercial                             101,384     134,846        42,981       10,737          11,673
     Commercial real estate:
        Land development and construction             109,779      76,082        13,466        2,031           2,081
        Retail                                         26,236      15,625         5,259            -               -
        Office                                         25,861       7,637         1,013          732               -
        Multifamily                                    26,540      24,950         3,998          320             668
        Industrial                                        279       6,287             -            -               -
        Other commercial real estate                   16,229       6,698         1,583        1,688           2,621
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
         Total commercial real estate                 204,924     137,279        25,319        4,771           5,370
     Residential mortgage:
        Permanent mortgage                             28,314      26,233        14,541        9,923           6,844
        Home equity                                     1,675       1,154           731          402             503
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
         Total residential mortgage                    29,989      27,387        15,272       10,325           7,347
     Consumer                                           3,058         561           718          222             772
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
      Total nonaccrual loans                         $339,355    $300,073       $84,290      $26,055         $25,162
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Ratios:
   Reserve for loan losses to nonperforming loans        82.22%      74.49%       133.79%      305.37%       329.34%
   Nonperforming loans to period-end loans                3.15        2.43          0.79         0.34          0.35
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------
Loans past due (90 days)(1)                            $10,308     $19,123       $5,575       $ 5,945       $ 8,708
---------------------------------------------------- ----------- ------------- ------------ ------------- ------------

(1) Includes residential mortgages guaranteed by
    agencies of the U.S. Government.                   $ 1,400     $   872       $ 1,017      $ 2,233       $ 2,021
(2) Includes residential mortgage loans                $12,799     $10,396       $ 7,550      $ 5,747       $ 3,577
    guaranteed by agencies of the U.S. government.
    These loans have been modified to extend payment
    terms and/or reduce interest rates.
(3) Includes loans subject to First United Bank       $  4,311     $13,181       $ 8,412      $     -       $     -
    sellers escrow.

Nonperforming assets totaled $484 million or 4.24% of outstanding loans and repossessed assets at December 31, 2009, up $142 million since December 31, 2008. In addition to $339 million of nonaccruing loans, nonperforming assets included $16 million of restructured residential mortgage loans and $129 million of real estate and other repossessed assets. Approximately $13 million of the restructured residential mortgage loans are guaranteed by agencies of the U.S. government. Nonperforming assets included $4.3 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007. The Company will be reimbursed by the sellers up to $4.1 million for any losses incurred during a three-year period after the acquisition date. The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase. A rollforward of nonperforming assets for the year ended December 31, 2009 follows in Table 32.

Table 32    Rollforward of Nonperforming Assets
            (Dollars in Thousands)
                                                          Real Estate
                                                           and Other         Total
                          Nonaccruing    Renegotiated     Repossessed    Nonperforming
                             Loans           Loans          Assets          Assets
                          ------------- ---------------- -------------- ----------------
Beginning balance             $300,073         $ 13,039       $ 29,179        $ 342,291
Additions                      350,578                -              -          350,578
Payments                      (72,625)                -              -         (72,625)
Charge-offs / Write-offs     (101,146)                -        (9,935)        (111,081)
Foreclosures                 (119,596)                -        119,596                -
Sales                                -                -       (17,854)         (17,854)
Return to accrual              (8,832)                -              -          (8,832)
Other, net                     (9,097)            2,867          8,048            1,818
------------------------- ------------- ---------------- -------------- ----------------
Ending balance                $339,355         $ 15,906       $129,034         $484,295
------------------------- ------------- ---------------- -------------- ----------------

This distribution of nonaccruing loans among our various markets follows in Table 33.

Table 33    Nonaccruing Loans by Principal Market
            (Dollars in Thousands)
                         December 31, 2009            December 31, 2008                  Change
                     ---------------------------  ---------------------------  ---------------------------
                         Amount        % of           Amount        % of          Amount        % of
                                    outstanding                   outstanding                 outstanding
                                       loans                        loans                        loans
                     -------------------------------------------------------------------------------------
Oklahoma                    $83,176      1.61%         $ 108,367      1.81%         $(25,191)    (20) b.p.
Texas                        66,892      2.07             42,934      1.16            23,958      91
New Mexico                   26,693      3.56             16,016      1.95            10,677     161
Arkansas                     13,820      3.67              3,263      0.76            10,557     291
Colorado                     60,082      6.91             32,415      3.27            27,667     364
Arizona                      84,559     17.09             80,994     13.52             3,565     357
Kansas / Missouri             4,133      1.03             16,084      4.62           (11,951)   (359)
----------------------------------------------------------------------------------------------------------
Total                       339,355      3.01%         $ 300,073      2.33%          $39,282      68 b.p.
----------------------------------------------------------------------------------------------------------

The decrease in nonaccruing loans attributed to the Oklahoma market during 2009 included $13 million of proceeds from the partial sale of SemGroup bankruptcy claims and $21 million in cash and an equity interest received to partially satisfy bankruptcy claims against SemGroup. Cash received totaled $7 million and the equity interest was valued at $14 million. We continue to hold a $12 million nonaccruing loan to the entity created when SemGroup exited bankruptcy. With the exception of Oklahoma and Kansas/Missouri, nonaccruing loans grew in all geographies during 2009. The 68 basis point increase in the ratio of nonaccruing loans to period end loans was also impacted by a $1.6 billion decrease in period end loans at December 31, 2009 compared to December 31, 2008.

Commercial

Nonaccruing commercial loans totaled $101 million or 1.63% of total commercial loans at December 31, 2009 and $135 million or 1.82% of total commercial loans at December 31, 2008. Newly identified nonaccruing commercial loans in 2009 totaled approximately $88 million primarily in the energy and service sector of the portfolio. This was primarily offset by a $34 million decrease in energy loans related to SemGroup item previously discussed and approximately $39 million of charge-offs and $32 million of payments in addition to approximately $8 million transferred to real estate owned and other repossessed assets. The distribution of nonaccruing commercial loans among our various markets was as follows in Table 34.

Table 34    Nonaccruing Commercial Loans by Principal Market
            (Dollars in Thousands)
                        December 31, 2009           December 31, 2008                  Change
                    --------------------------    -----------------------    --------------------------
                      Amount        % of           Amount        % of           Amount        % of
                                outstanding                  outstanding                  outstanding
                                   loans                        loans                        loans
                    ----------- -------------- -- ---------- ------------- -- ----------- -------------
Oklahoma               $36,990          1.40%       $74,717        2.23%       $ (37,727)    (83) b.p.
Texas                   32,591          1.62         20,472        0.87           12,119      75
New Mexico              14,365          4.20          4,564        1.09            9,801     311
Arkansas                   434          0.42            148        0.14              286      28
Colorado                 8,132          1.49         21,922        3.32          (13,790)   (183)
Arizona                  8,804          4.42          2,117        1.00            6,687     342
Kansas / Missouri           68          0.02         10,906        3.55          (10,838)   (353)
------------------- ----------- -------------- -- ---------- ------------- -- ----------- -------------
Total commercial      $101,384          1.63%       134,846        1.82%       $ (33,462)    (19) b.p.
------------------- ----------- -------------- -- ---------- ------------- -- ----------- -------------

Approximately $31 million or 1.71% of all loans in the services sector of the loan portfolio and $23 million or 1.19% of the energy sector of the loan portfolio were nonaccruing at December 31, 2009. Nonaccruing services sector loans were down $5.9 million and nonaccruing energy sector loans were down $27 million from December 31, 2008. In addition, nonaccruing loans in the manufacturing sector of the portfolio increased $8.4 million to $16 million or 3.90% of all loans to the manufacturing sector and nonaccruing loans to the wholesale / retail sector of the loan portfolio decreased $6.7 million from December 31, 2008 to $12 million or 1.31% of all loans in the wholesale /retail sector of the loan portfolio at December 31, 2009.

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $205 million or 8.23% of outstanding commercial real estate loans at December 31, 2009 compared to $137 million or 5.08% of outstanding commercial real estate loans at December 31, 2008. Nonaccruing commercial real estate loans increased approximately $226 million during 2009 related to newly identified commercial real estate loans, primarily in the construction and land development sector. This was partially offset by transfers to other real estate owned and charge-offs.

Table 35    Nonaccruing Commercial Real Estate Loans by Principal Market
            (Dollars in Thousands)
                                December 31, 2009            December 31, 2008                 Change
                             -------------------------    -------------------------    ------------------------
                               Amount        % of           Amount        % of          Amount        % of
                                         outstanding                  outstanding                 outstanding
                                            loans                        loans                       loans
                             ----------- ------------- -- ----------- ------------- -- ---------- -------------
Oklahoma                       $ 30,524        3.72%         $22,837         2.71%       $ 7,687      101 b.p.
Texas                            24,163        3.29           14,014         1.70         10,149      159
New Mexico                       10,101        3.31            8,404         2.93          1,697       38
Arkansas                         11,727        8.85            1,919         1.43          9,808      742
Colorado                         51,661       21.53           10,008         3.82         41,653    1,771
Arizona                          73,106       32.17           76,208        23.85         (3,102)     832
Kansas / Missouri                 3,641       11.82            3,889        12.98           (248)    (116)
---------------------------- ----------- ------------- -- ----------- ------------- -- ---------- -------------
Total commercial real estate  $ 204,923        8.23%       $ 137,279         5.08%       $67,644      315 b.p.
---------------------------- ----------- ------------- -- ----------- ------------- -- ---------- -------------

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets. Approximately $73 million or 36% of nonaccruing commercial real estate loans are in Arizona and consist primarily of $34 million of nonaccruing residential construction and land development loans, $19 million of nonaccruing loans secured by retail facilities and $10 million of nonaccruing loans secured by office buildings. Nonaccruing commercial real estate decreased $3 million compared to the prior year primarily due to charge-offs and transfers to other real estate owned. Nonaccruing commercial real estate loans in the Colorado market were $52 million or 25% of total nonaccruing commercial real estate loans, composed primarily of $42 million of nonaccruing residential construction and land development loans and $9 million of nonaccruing loans secured by office buildings. The majority of the increase in nonaccruing commercial real estate loans in Colorado was composed of $14 million related to a single loan secured by residential construction and land development properties and $9 million related to a single loan secured by an office building.

The increase in nonaccruing commercial real estate loans included $34 million from nonaccruing residential construction and land development loans, $18 million from nonaccruing loans secured by office buildings and $11 million from nonaccruing loans secured by retail facilities. The increase in nonaccruing residential construction and land development loans included $37 million in the Colorado market and $10 million in the Texas market, offset by a $17 million decrease in the Arizona market. The increase in nonaccruing loans secured by retail facilities included $7 million in the Arizona market and $5 million in the New Mexico market. The increase in loans secured by office building included $7 million in the Arizona market, $7 million in the Colorado market and $5 million in the Arkansas market.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $30 million or 1.67% of outstanding residential mortgage loans at December 31, 2009, a $2.6 million increase over December 31, 2008. Home equity loans continued to perform well with only $1.7 million or 0.34% of total home equity loans in nonaccrual status. The distribution of nonaccruing residential mortgage loans among our various markets is included in Table 36.

Table 36    Nonaccruing Residential Mortgage Loans by Principal Market
            (Dollars in Thousands)
                                   December 31, 2009           December 31, 2008                Change
                                ------------------------     -----------------------    ------------------------
                                  Amount       % of           Amount       % of          Amount        % of
                                            outstanding                outstanding                 outstanding
                                               loans                      loans                       loans
                                ----------- ------------ --- --------- ------------- -- ---------- -------------
Oklahoma                          $ 14,650       1.19%        $10,704        0.89%        $ 3,946       30 b.p.
Texas                                9,320       2.98           8,066        2.56           1,254       42
New Mexico                           2,168       2.51           3,016        3.08            (848)      57
Arkansas                               620       3.68           1,196        7.09            (576)    (341)
Colorado                               291       0.44             447        0.83            (156)     (39)
Arizona                              2,517       3.87           2,668        4.29            (151)     (42)
Kansas / Missouri                      423       2.51           1,290       13.84            (867)  (1,133)
------------------------------- ----------- ------------ --- --------- ------------- -- ---------- -------------
Total residential mortgage loans   $29,989       1.67%        $27,387        1.56%         $2,602       11 b.p.
------------------------------- ----------- ------------ --- --------- ------------- -- ---------- -------------

In addition to nonaccruing residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent. The composition of residential mortgage and consumer loans past due is included in the following Table 37. Residential mortgage loans less than 90 days past due increased $3.4 million and residential mortgage loans past due 90 days or more increased $72 thousand during 2009. Consumer loans past due 30 to 89 days decreased $408 thousand primarily due to a decrease in other consumer loans offset by an increase in indirect automobile loans. Consumer loans past due 90 days or more increased $2.2 million, primarily due to a $2.9 million increase in other consumer loans offset by a $654 thousand decrease indirect automobile loans.

Table 37    Residential Mortgage and Consumers Loans Past Due
            (Dollars in Thousands)
                                   December 31, 2009          December 31, 2008
                                 -----------------------    -----------------------
                                  90 Days     30 to 89       90 Days     30 to 89
                                  or More       Days         or More       Days
                                 ----------- -----------    ----------- -----------
   Permanent mortgage               $ 1,532     $23,489        $ 1,370    $ 20,422
   Home equity                           24       2,049            114       1,723
-------------------------------- ----------- ----------- -- ----------- -----------
Total residential mortgage          $ 1,556    $ 25,538        $ 1,484    $ 22,145
-------------------------------- ----------- ----------- -- ----------- -----------

Consumer:
   Indirect automobile                $ 537    $ 23,191        $ 1,191     $22,082
   Other consumer                     3,297       1,612            395       3,129
-------------------------------- ----------- ----------- -- ----------- -----------
Total consumer                      $ 3,834    $ 24,803        $ 1,586    $ 25,211
-------------------------------- ----------- ----------- -- ----------- -----------

Real estate and other repossessed assets totaled $129 million at December 31, 2009, up from $29 million at December 31, 2008. The distribution of real estate and other repossessed assets attributed by geographical market is included in the following Table 38.

Table 38    Real Estate and Other Repossessed Assets by Principal Market
            (Dollars in Thousands)
                           Oklahoma     Texas    Colorado   Arkansas     New     Arizona    Kansas/     Other     Total
                                                                       Mexico              Missouri
                          ------------ --------- ---------- ---------- -------- ---------- ---------- -------- ----------
1-4 family residential        $ 5,034  $ 17,610    $ 3,153    $ 4,474  $ 1,612    $30,242      $ 675     $370    $63,170
   properties and
   residential land
   development
   properties
Developed commercial
   real estate
   properties                   2,486     4,855      4,594      1,391    7,580     15,382          -        -     36,288
Equity interest in
   partial satisfaction
   of debts                    14,477         -          -          -        -          -          -        -     14,477
Undeveloped land                    -         -      2,219          -        -      5,883          -        -      8,102
Construction equipment              -         -          -          -        -          -      4,838        -      4,838
Vehicles                          904       457          -        569        -          -          -        -      1,930
Other                               -         -        229          -        -          -          -        -        229
------------------------- ------------ --------- ---------- ---------- -------- ---------- ---------- -------- ----------
Total real estate and
   other repossessed
   assets                    $ 22,901  $ 22,922    $10,195     $6,434  $ 9,192   $ 51,507     $5,513     $370  $ 129,034
------------------------- ------------ --------- ---------- ---------- -------- ---------- ---------- -------- ----------

Approximately $2 million of residential and residential land development properties in the Colorado market are supported by the First United Bank sellers' guaranty. Undeveloped land is primarily zoned for commercial development. Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral. Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in Nonperforming Assets. Known information does, however, cause management concern as to the borrowers' ability to comply with current repayment terms. These potential problem loans totaled $236 million at December 31, 2009. The current composition of potential problem loans by primary industry included: real estate
- $120 million, energy - $38 million, services - $24 million, manufacturing - $16 million and healthcare - $15 million. Potential problem real estate loans included $54 million of residential development loans on properties primarily located in Texas, Colorado and Oklahoma and $24 million of loans secured by multi-family residential properties located primarily in Texas.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks. For 2009, approximately 66% of our funding is provided by average deposit accounts, 19% from average borrowed funds, 2% from average long-term subordinated debt and 9% from average shareholders' equity. Our funding sources, which primarily include deposits, borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source. We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience. Retail deposit growth is supported through our Perfect Banking sales and customer service program, free checking and on-line bill paying services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center. Commercial deposit growth is supported by offering treasury management and lockbox services. We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits totaled $15.2 billion at December 31, 2009 and represent 66% of total average liabilities and capital for 2009 compared with $13.7 billion or 63% of total average liabilities and capital for 2008. Average deposits increased $1.5 billion compared to 2008. Average interest-bearing transaction deposit accounts continued to grow in 2009, up $751 million or 12% over 2008. Average demand deposits also increased, up $647 million or 25% over last year, primarily related to the growth in balances held by our commercial banking customers. Growth in our average interest-bearing transaction deposit accounts included $406 million of wealth management deposits, $199 million of consumer banking deposits and $182 million of commercial deposits. Average time deposits increased $130 million or 3% over 2008.

Table 39  Maturity of Domestic CDs and Public
            Funds in Amounts of $100,000 or More
            (In Thousands)

                                    December 31,
                              ---------------------------
                                 2009         2008
                              ---------------------------
   Months to maturity:
   3 or less                   $  537,757   $  879,792
   Over 3 through 6               399,580      844,957
   Over 6 through 12              648,416      651,632
   Over 12                        525,127      710,395
 --------------------------------------------------------
    Total                      $2,110,880   $3,086,776
 --------------------------------------------------------

Brokered deposits, which are included in time deposits, averaged $533 million for 2009, down $278 million or 34% compared to the previous year. Brokered deposits totaled $36 million at December 31, 2009 compared to $1.0 billion at December 31, 2008. These deposits which were largely added in 2008 to remix wholesale funding sources to provide more available liquidity are being replaced by other deposit products as they mature. Average wealth management time deposits increased $439 million or 113% compared with 2008 and average retail time deposits increased $106 million or 4% compared with 2008.

For 2009, core deposits were defined as deposits of less than $250,000 excluding public funds and brokered deposits, to reflect the increased FDIC insurance level under the FDIC's Transaction Account Guarantee Program. Core deposits for 2009 averaged $9.6 billion. Accounts with balances in excess of $250,000 excluding brokered deposit accounts averaged $4.3 billion. For 2008, core deposits were defined as deposits of less than $100,000 excluding public funds and brokered deposits, averaged $6.6 billion. Accounts with balances in excess of $100,000 excluding brokered deposit accounts averaged $5.6 billion for 2008.

The distribution of deposit accounts among our principal markets is shown in Table 40.

Table 40    Deposits by Principal Market Area
            (In Thousands)
                                                           December 31,
                                -------------------------------------------------------------------
                                     2009         2008         2007         2006          2005
                                --------------------------------------------------------------------
   Oklahoma:
      Demand                      $2,068,908    $1,683,374   $1,394,861   $1,298,593   $1,333,331
      Interest-bearing:
        Transaction                5,134,902     4,117,729    3,477,208    3,072,830    2,672,563
        Savings                       93,006        86,476       80,467       83,017       85,837
        Time                       1,397,240     3,104,933    2,426,822    2,595,890    2,564,337
                                --------------------------------------------------------------------
      Total interest-bearing       6,625,148     7,309,138    5,984,497    5,751,737    5,322,737
                                --------------------------------------------------------------------
   Total Oklahoma                 $8,694,056    $8,992,512   $7,379,358   $7,050,330   $6,656,068
                                --------------------------------------------------------------------
  Texas:
      Demand                      $1,108,401    $1,067,456   $1,035,134   $  848,152   $  841,197
      Interest-bearing:
        Transaction                1,748,319     1,460,576    1,753,843    1,480,138    1,310,105
        Savings                       35,129        32,071       34,618       24,074       27,398
        Time                       1,100,602       857,416      800,460      829,255      735,731
                                --------------------------------------------------------------------
      Total interest-bearing       2,884,050     2,350,063    2,588,921    2,333,467    2,073,234
                                --------------------------------------------------------------------
   Total Texas                    $3,992,451    $3,417,519   $3,624,055   $3,181,619   $2,914,431
                                --------------------------------------------------------------------
  New Mexico:
      Demand                     $   209,090   $   155,345  $   151,231  $   175,980  $   172,363
      Interest-bearing:
        Transaction                  444,247       397,382      432,919      380,450      338,025
        Savings                       17,563        16,289       15,146       16,417       17,839
        Time                         510,202       522,894      486,868      490,460      453,314
                                --------------------------------------------------------------------
      Total interest-bearing         972,012       936,565      934,933      887,327      809,178
                                --------------------------------------------------------------------
   Total New Mexico              $ 1,181,102   $ 1,091,910  $ 1,086,164  $ 1,063,307  $   981,541
                                --------------------------------------------------------------------
  Arkansas:
      Demand                     $    21,526   $    16,293  $    13,247  $    15,604  $    14,414
      Interest-bearing:
        Transaction                   50,879        38,566       19,027       14,890       18,369
        Savings                        1,346         1,083          883        1,010        1,058
        Time                         101,839        75,579       40,692       57,446       75,034
                                --------------------------------------------------------------------
      Total interest-bearing         154,064       115,228       60,602       73,346       94,461
                                --------------------------------------------------------------------
   Total Arkansas                $   175,590   $   131,521  $    73,849  $    88,950  $   108,875
                                --------------------------------------------------------------------
  Colorado:
      Demand                      $  146,929    $  116,637   $  117,939   $   80,559   $   91,483
      Interest-bearing:
        Transaction                  448,846       480,113      446,427      296,451      228,832
        Savings                       17,802        17,660       23,806       12,632       17,772
        Time                         525,844       532,475      539,523      485,200      264,020
                                --------------------------------------------------------------------
      Total interest-bearing         992,492     1,030,248    1,009,756      794,283      510,624
                                --------------------------------------------------------------------
   Total Colorado                 $1,139,421    $1,146,885   $1,127,695   $  874,842   $  602,107
                                --------------------------------------------------------------------
  Arizona:
      Demand                      $   68,651    $   39,424   $   46,701   $   51,542   $   59,689
      Interest-bearing:
        Transaction                   81,909        56,985       65,788       61,539       42,872
        Savings                          958         1,014        1,435        1,978        4,111
        Time                          60,768        34,290       11,603        6,574        5,624
                                --------------------------------------------------------------------
      Total interest-bearing         143,635        92,289       78,826       70,091       52,607
                                --------------------------------------------------------------------
   Total Arizona                  $  212,286    $  131,713   $  125,527   $  121,633   $  112,296
                                --------------------------------------------------------------------
  Kansas/Missouri:
      Demand                      $   30,339    $    3,850   $    9,656   $       57   $        -
      Interest-bearing:
        Transaction                   21,337        10,999        8,304          244            -
        Savings                          148            42           13            2            -
        Time                          71,498        55,656       24,670        5,721            -
                                --------------------------------------------------------------------
      Total interest-bearing          92,983        66,697       32,987        5,967            -
                                --------------------------------------------------------------------
   Total Kansas/Missouri          $  123,322    $   70,547   $   42,643   $    6,024   $        -
                                --------------------------------------------------------------------
   Total BOK Financial deposits   $15,518,228   $14,982,607  $13,459,291  $12,386,705  $11,375,318
                                --------------------------------------------------------------------

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings. Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions. Funds are primarily purchased from bankers' banks and Federal Home Loan banks from across the country. The largest single source of Federal funds purchased totaled $188 million at

December 31, 2009. Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities. Federal Home Loan Bank borrowings generally mature within one year and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans). During 2009, the outstanding balance of federal funds purchased averaged $1.5 billion and securities repurchase agreements averaged $817 million. Amounts borrowed from the Federal Home Loan Banks of Topeka and Dallas averaged $1.2 million.

The subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program averaged $943 million for 2009. Although designated as a temporary program, no plans have been announced for its termination.

At December 31, 2009, the estimated unused credit available to the subsidiary banks from collateralized sources and within our internal policy limits was approximately $4.7 billion.


Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the preceding two years. Dividends are further restricted by minimum capital requirements. Based on the most restrictive limitations, at December 31, 2009, the subsidiary banks could declare up to $225 million of dividends without regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. The subsidiary banks could declare dividends of up to $190 million under this policy. Future losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

Effective December 2, 2009, the Company amended an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. The terms of the amended credit agreement reduced the committed amount from $188 million to $100 million, changed the interest rate and facility fee to reflect current market terms and extended the maturity date from December 2, 2010 to December 2, 2012. Interest on outstanding balances due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points. Previously, interest was due quarterly based on one-month LIBOR plus 125 basis points and the facility fee was paid quarterly on the unused portion of the commitment at 25 basis points. As with the original agreement, the amended agreement has no restrictive covenants. No amounts were outstanding under this credit agreement as of December 31, 2009. The outstanding balance at December 31, 2008 was $50 million.

Our equity capital at December 31, 2009 was $2.2 billion up from $1.8 billion at December 31, 2008. Net income less cash dividend paid increased equity $137 million. Accumulated other comprehensive losses decreased $212 million during 2009 due primarily to a $344 million change from a net unrealized loss on available for sale securities at December 31, 2008 to a net unrealized gain at December 31, 2009. Capital is managed to maximize long-term value to the shareholders. Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements. Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

Based on asset size, we are the largest commercial bank that elected not to participate in the TARP Capital Purchase Program. The decision not to participate in TARP was based on an evaluation of our capital needs at the time and in several capital stress environments. We considered capital requirements for organic growth and potential acquisitions, the cost of TARP capital and a defined exit strategy when the cost of TARP capital increases substantially at the end of year five. We also considered reasonable capital and liquidity support from our majority shareholder.

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program. The maximum of two million common shares may be repurchased. The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors. Repurchases may be made over time in open market or privately negotiated transactions. The repurchase program may be suspended or discontinued at any time without prior notice. Since this program began, 784,073 shares have been repurchased by the Company for $39 million. No shares were repurchased by the Company during 2009.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. All of the Company's banking subsidiaries exceeded the regulatory definitions of well capitalized. The capital ratios for BOK Financial on a consolidated basis and for each of the subsidiary banks are presented in Note 15 to the Consolidated Financial Statements.

Capital resources of financial institutions are also regularly measured by the tangible common shareholders' equity ratio. Tangible common shareholders' equity is shareholders' equity as defined by GAAP less intangible assets and equity which does not benefit common shareholders. Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury's TARP program. Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders. These non-GAAP measures are valuable indicators of a financial institution's capital strength since it eliminates intangible assets from shareholders' equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders' equity. At December 31, 2009, BOK Financial's tangible common shareholders' equity ratio was 7.99% and tier 1 common equity ratio was 10.75%. At December 31, 2008 BOK Financial's tangible common shareholders' equity ratio was 6.64% and tier 1 common equity ratio was 9.32%

The following table provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 41    Non-GAAP Measures
            (In Thousands)
                                                        December 31,
                                                    2009           2008
                                                ------------- ---------------
Tangible common equity ratio:
Total shareholders' equity                        $2,205,813      $1,846,257
Less: Intangible assets, net                         354,239         361,209
----------------------------------------------- ------------- ---------------
Tangible common equity                             1,851,574       1,485,048
----------------------------------------------- ------------- ---------------
Total assets                                      23,516,831      22,734,648
Less: Intangible assets, net                         354,239         361,209
----------------------------------------------- ------------- ---------------
Tangible assets                                  $23,162,592     $22,373,439
----------------------------------------------- ------------- ---------------
Tangible common equity ratio                           7.99%           6.64%
----------------------------------------------- ------------- ---------------

Tier 1 common equity ratio:
Tier 1 capital                                    $1,876,778      $1,728,926
Less: Non-controlling interest                        19,561          13,855
----------------------------------------------- ------------- ---------------
Tier 1 common equity                               1,857,217       1,715,071
----------------------------------------------- ------------- ---------------
Risk weighted assets                              17,275,808      18,401,051
----------------------------------------------- ------------- ---------------
Tier 1 common equity ratio                            10.75%           9.32%
----------------------------------------------- ------------- ---------------


Off-Balance Sheet Arrangements

Bank of Oklahoma guarantees rents totaling $28.7 million through September, 2017 to the City of Tulsa ("City") as owner of a building immediately adjacent to the Bank's main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $22.8 million at December 31, 2009. In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City over the next 10 years from currently vacant space in the same building. None of this additional space has been rented to outside parties since the date of the agreement. The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

Aggregate Contractual Obligations

BOK Financial has numerous contractual obligations in the normal course of business. These obligations included time deposits and other borrowed funds, premises used under various operating leases, commitments to extend credit to borrowers and to purchase securities, derivative contracts and contracts for services such as data processing that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2009.

Table 42    Contractual Obligations as of December 31, 2009
            (In Thousands)
                                        Less Than       1 to 3       4 to 5      More Than
                                         1 Year         Years         Years       5 Years       Total
                                     -------------- ------------- ------------ ------------ -------------
Time deposits                           $617,810       $329,726      $214,947   $428,190    $1,590,673
Other borrowings                       1,254,283        160,966         1,190      8,442     1,424,881
Subordinated debentures                   21,875         43,750        43,750    458,542       567,917
Operating lease obligations               14,955         25,652        18,227     88,585       147,419
Derivative contracts                     205,977        137,366        15,142      4,461       362,946
Data processing contracts                 17,876         32,373        20,864      6,317        77,430
------------------------------------ -------------- ------------- ------------ ------------ -------------
Total                                 $2,132,776       $729,833      $314,120   $994,537    $4,171,266
------------------------------------ -------------- ------------- ------------ ------------ -------------

Loan commitments                                            $  5,001,338
Standby letters of credit                                        588,091
Mortgage loans sold with recourse                                330,963
Alternative investment commitments                                 9,923
Unfunded third-party private equity commitments                   18,904
Deferred compensation and stock-based compensation obligations    27,452

Payments on time deposits and other borrowed funds include interest which has been calculated from rates at December 31, 2009. Many of these obligations have variable interest rates and actual payments will differ from the amounts shown on this table. Obligations under derivative contracts used for interest rate risk management purposes are included with projected payments from time deposits and other borrowed funds as appropriate.

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

Loan commitments represent legally binding obligations to provide financing to our customers. Some of these commitments are expected to expire before being drawn upon and the total commitment amounts do not necessarily represent future cash requirements. Approximately $1.3 billion of the loan commitments expire within one year.

Obligations under derivative contracts are used in customer hedging programs. As previously discussed, we have entered into derivative contracts which are expected to substantially offset the cash payments due on these obligations. Amounts shown in the table exclude $55 million of cash margin which secures our obligations under these contracts.

The Company has funded $52 million and has commitments to fund an additional $9.9 million for various alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed assets, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.

The Company has $19 million of commitments to make investments through its BOK Financial Private Equity Funds. These commitments, which are included in unfunded third-party private equity commitments, generally reflect customer investment obligations.

The Company has compensation and employment agreements with our President and Chief Executive Officer. Collectively, these agreements provide, among other things, that all unvested stock-based compensation shall fully vest upon his termination, subject to certain conditions. These agreements provide for settlement in cash or other assets. We currently have recognized a $20 million liability for these plans. This liability would increase to $21 million if all awards were fully vested. We also have obligations with respect to employee and executive benefit plans. See Notes 11 and 12 to the Consolidated Financial Statements for additional information about our employee benefit plans.

Recently Issued Accounting Standards

See Note 1 of the consolidated financial statements for disclosure of newly adopted and pending accounting standards.

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

Interest Rate Risk - Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company's balance sheet to be relatively neutral to changes in interest rates over a twelve month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model. BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity. A simulation model is used to estimate the effect of changes in interest rates over the next 12 and 24 months based on eight interest rate scenarios. Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines. The first assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 50 basis point decrease in interest rates. Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates. However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful. The Company also performs a sensitivity analysis based on a "most likely" interest rate scenario, which includes non-parallel shifts in interest rates. An independent source is used to determine the most likely interest rate scenario.

The Company's primary interest rate exposures include the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing. Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights. Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation. The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior. The impact of planned growth and new business activities is factored into the simulation model. The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 43 due to the extreme volatility over such a large rate range. The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in the Lines of Business - Consumer Banking section of this report.

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

Table 43  Interest Rate Sensitivity
                  (Dollars in Thousands)
                                     200 bp Increase              50 bp Decrease              Most Likely
                               ----------------------------------------------------------------------------------
                                    2009         2008           2009          2008          2009        2008
                               ----------------------------------------------------------------------------------
 Anticipated impact over the next 12
    months on net interest revenue $(4,933)     $ (5,609)      $ (8,032)      $(13,125)  $   (262)   $  1,892
                                      (0.3)%        (0.8)%         (1.2)%         (1.8)%       -          0.3%
 ----------------------------------------------------------------------------------------------------------------


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

Management uses a Value at Risk ("VAR") methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes. It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.7 million. At December 31, 2009, the VAR was $692 thousand. The greatest value at risk during 2009 was $3.6 million. The value at risk guideline was exceeded with appropriate approvals by management to take advantage of wide yields available on certain securities during the year.

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

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, conducted an assessment of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In establishing internal control over financial reporting, management assesses risk and designs controls to prevent or detect financial reporting misstatements that may be consequential to a reader. Management also assesses the impact of any internal control deficiencies and oversees efforts to improve internal control over financial reporting. Because of inherent limitations, it is possible that internal controls may not prevent or detect misstatements, and it is possible that internal controls may vary over time based on changing conditions. There have been no material changes in internal controls subsequent to December 31, 2009.

The Risk Oversight and Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, Ernst & Young LLP, regarding management's assessment of internal control over financial reporting.


Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as amended. Management has assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Their report, which expresses unqualified opinions on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, is included in this annual report.

Report of Independent Registered Public Accounting Firm


Report on Consolidated Financial Statements


The Board of Directors and Shareholders of BOK Financial Corporation

We have audited the accompanying consolidated balance sheets of BOK Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BOK Financial Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, BOK Financial Corporation changed its method of accounting for non-controlling interests and changed its method of recognition and presentation of other-than-temporary impairments as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BOK Financial Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.



Ernst & Young LLP

Tulsa, Oklahoma

February 26, 2010

Report of Independent Registered Public Accounting Firm


Report on Effectiveness of Internal Control over Financial Reporting


The Board of Directors and Shareholders of BOK Financial Corporation

We have audited BOK Financial Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BOK Financial Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, BOK Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BOK Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of BOK Financial Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.


Ernst & Young LLP

Tulsa, Oklahoma

February 26, 2010

Consolidated Statements of Earnings
(In Thousands, Except Share and Per Share Data)


                                                                   2009              2008             2007
                                                            ----------------- ---------------- -----------------
Interest revenue
Loans                                                         $   562,367       $   726,405      $   887,248
Residential mortgage loans held for sale                           10,102             5,805            4,776
Taxable securities                                                328,997           313,360          248,972
Tax-exempt securities                                              10,143            10,651           13,604
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total securities                                         339,140           324,011          262,576
----------------------------------------------------------- ----------------- ---------------- -----------------
Trading securities                                                  2,883             3,847            1,657
Funds sold and resell agreements                                       77             1,577            4,480
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total interest revenue                                   914,569         1,061,645        1,160,737
----------------------------------------------------------- ----------------- ---------------- -----------------
Interest expense
Deposits                                                          164,362           288,924          412,746
Borrowed funds                                                     17,545           103,597          178,605
Subordinated debentures                                            22,298            22,262           24,901
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total interest expense                                   204,205           414,783          616,252
----------------------------------------------------------- ----------------- ---------------- -----------------
Net interest revenue                                              710,364           646,862          544,485
Provision for credit losses                                       195,900           202,593           34,721
----------------------------------------------------------- ----------------- ---------------- -----------------
Net interest revenue after provision for credit losses            514,464           444,269          509,764
----------------------------------------------------------- ----------------- ---------------- -----------------
Other operating revenue
Brokerage and trading revenue                                      91,677            42,804           62,542
Transaction card revenue                                          105,517           100,153           90,425
Trust fees and commissions                                         66,177            78,979           78,231
Deposit service charges and fees                                  115,791           117,528          109,218
Mortgage banking revenue                                           64,980            30,599           22,275
Bank-owned life insurance                                          10,239            10,681           10,058
Margin asset fees                                                     236             8,548            4,800
Other revenue                                                      25,895            25,902           28,073
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total fees and commissions                               480,512           415,194          405,622
----------------------------------------------------------- ----------------- ---------------- -----------------
Gain (loss) on other assets, net                                    4,134            (9,406)           2,404
Gain (loss) on derivatives, net                                    (3,365)            1,299            2,282
Gain on securities, net                                            46,122            26,943              313
Total other-than-temporary impairment losses                     (129,154)           (5,306)          (8,641)
Portion of loss recognized in other comprehensive income          (94,741)                -                -
----------------------------------------------------------- ----------------- ---------------- -----------------
Net impairment losses recognized in earnings                      (34,413)           (5,306)          (8,641)
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total other operating revenue                            492,990           428,724          401,980
----------------------------------------------------------- ----------------- ---------------- -----------------
Other operating expense
Personnel                                                         380,517           352,947          328,705
Business promotion                                                 19,582            23,536           21,888
Professional fees and services                                     30,243            27,045           22,795
Net occupancy and equipment                                        65,715            60,632           57,284
Insurance                                                          24,040            11,988            3,017
FDIC special assessment                                            11,773                 -                -
Data processing and communications                                 81,292            78,047           72,733
Printing, postage and supplies                                     15,960            16,433           16,570
Net losses and operating expenses of repossessed assets            11,400             1,019              691
Amortization of intangible assets                                   6,970             7,661            7,358
Mortgage banking costs                                             36,304            22,513           13,111
Change in fair value of mortgage servicing rights                 (12,124)           34,515            2,893
Visa retrospective responsibility obligation                            -            (2,767)           2,767
Other expense                                                      25,061            28,835           25,175
----------------------------------------------------------- ----------------- ---------------- -----------------
         Total other operating expense                            696,733           662,404          574,987
----------------------------------------------------------- ----------------- ---------------- -----------------
Income before taxes                                               310,721           210,589          336,757
Federal and state income tax                                      106,705            64,909          115,761
----------------------------------------------------------- ----------------- ---------------- -----------------
Net income before non-controlling interest                        204,016           145,680          220,996
Net income (loss) attributable to non-controlling interest          3,438            (7,552)           3,332
----------------------------------------------------------- ----------------- ---------------- -----------------
Net income attributable to BOK Financial Corp.                $   200,578        $  153,232       $  217,664
----------------------------------------------------------- ----------------- ---------------- -----------------
Earnings per share:
    Basic                                                     $     2.96         $    2.27        $    3.24
    Diluted                                                   $     2.96         $    2.27        $    3.22
----------------------------------------------------------- ----------------- ---------------- -----------------
Average shares used in computation:
    Basic                                                      67,375,387        67,302,990       67,083,200
    Diluted                                                    67,487,944        67,461,361       67,519,742
Dividends declared per share                                  $     0.945        $    0.875          $  0.75
----------------------------------------------------------- ----------------- ---------------- -----------------

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In Thousands, Except Share Data)


                                                                                             December 31,
                                                                                   ----------------------------------
                                                                                        2009              2008
                                                                                   ---------------- -----------------
Assets
Cash and due from banks                                                            $      875,250   $      581,133
Funds sold and resell agreements                                                           45,966          113,809
Trading securities                                                                         65,354           99,601
Securities:
   Available for sale                                                                   8,726,135        5,800,691
   Available for sale securities pledged to creditors                                     145,888          590,760
   Investment (fair value: 2009 - $246,704;  2008 - $245,769)                             240,405          242,344
   Mortgage trading securities                                                            285,950          399,211
---------------------------------------------------------------------------------- ---------------- -----------------
   Total securities                                                                     9,398,378        7,033,006
---------------------------------------------------------------------------------- ---------------- -----------------
Residential mortgage loans held for sale                                                  217,826          129,246
Loans                                                                                  11,279,698       12,876,006
Less reserve for loan losses                                                             (292,095)        (233,236)
---------------------------------------------------------------------------------- ---------------- -----------------
   Loans, net of reserve                                                               10,987,603       12,642,770
---------------------------------------------------------------------------------- ---------------- -----------------
Premises and equipment, net                                                               280,260          277,458
Accrued revenue receivable                                                                108,822           96,673
Intangible assets, net                                                                    354,239          361,209
Mortgage servicing rights, net                                                             73,824           42,752
Real estate and other repossessed assets                                                  129,034           29,179
Bankers' acceptances                                                                        3,869           12,913
Derivative contracts                                                                      343,782          452,604
Cash surrender value of bank-owned life insurance                                         247,357          237,006
Receivable on unsettled securities trades                                                       -          239,474
Other assets                                                                              385,267          385,815
---------------------------------------------------------------------------------- ---------------- -----------------
      Total assets                                                                 $   23,516,831   $   22,734,648
---------------------------------------------------------------------------------- ---------------- -----------------

Liabilities and shareholders' equity
Noninterest-bearing demand deposits                                                $    3,653,844   $    3,082,379
Interest-bearing deposits:
  Transaction                                                                           7,930,439        6,562,350
  Savings                                                                                 165,952          154,635
  Time  (includes deposits carried at fair value:  2009 - $98,031;
         2008 - $632,754)                                                               3,767,993        5,183,243
---------------------------------------------------------------------------------- ---------------- -----------------
  Total deposits                                                                       15,518,228       14,982,607
---------------------------------------------------------------------------------- ---------------- -----------------
Funds purchased and repurchase agreements                                               2,471,743        3,025,399
Other borrowings                                                                        2,133,357        1,522,054
Subordinated debentures                                                                   398,539          398,407
Accrued interest, taxes and expense                                                       111,880          133,220
Bankers' acceptances                                                                        3,869           12,913
Due on unsettled securities trades                                                        212,335                -
Derivative contracts                                                                      308,360          667,034
Other liabilities                                                                         133,146          132,902
---------------------------------------------------------------------------------- ---------------- -----------------
  Total liabilities                                                                    21,291,457       20,874,536
---------------------------------------------------------------------------------- ---------------- -----------------
Shareholders' equity:
  Common stock ($.00006 par value; 2,500,000,000 shares authorized;
      shares issued and outstanding:  2009 - 70,312,086; 2008 - 69,884,749)                     4                4
  Capital surplus                                                                         758,723          743,411
  Retained earnings                                                                     1,563,683        1,427,057
  Treasury stock (shares at cost: 2009 - 2,509,279; 2008 - 2,411,663)                    (105,857)        (101,329)
  Accumulated other comprehensive loss                                                    (10,740)        (222,886)
---------------------------------------------------------------------------------- ---------------- -----------------
  Total shareholders' equity                                                            2,205,813        1,846,257
Non-controlling interest                                                                   19,561           13,855
---------------------------------------------------------------------------------- ---------------- -----------------
      Total equity                                                                      2,225,374        1,860,112
---------------------------------------------------------------------------------- ---------------- -----------------
      Total liabilities and equity                                                 $   23,516,831   $   22,734,648
---------------------------------------------------------------------------------- ---------------- -----------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)

                                                                                2009          2008          2007
                                                                          -------------- ------------- -------------
Cash Flows From Operating Activities:
 Net income before non-controlling interest                                $   204,016    $   145,680   $   220,996
 Adjustments to reconcile net income to cash provided
 by operating activities:
    Provision for credit losses                                                195,900        202,593        34,721
    Change in fair value of mortgage servicing rights                          (12,124)        34,515         2,893
    Unrealized (gains) losses from derivatives                                  23,000         35,408       (11,162)
    Depreciation and amortization                                               87,771         51,282        43,524
    Change in bank-owned life insurance                                        (10,351)        (7,466)      (17,310)
    Tax expense (benefit) on exercise of stock options                             276           (895)       (3,460)
    Stock-based compensation                                                     5,862          4,798         8,483
    Net (accretion) amortization of securities discounts and premiums           35,636        (18,106)       (2,404)
    Realized (gains) losses on financial instruments and other assets          (46,318)       (30,981)        7,663
    Mortgage loans originated for resale                                    (2,676,868)    (1,201,613)   (1,022,829)
    Proceeds from sale of mortgage loans held for resale                     2,619,399      1,170,722     1,008,828
    Capitalized mortgage servicing rights                                      (39,869)       (19,220)      (17,708)
    Change in trading securities, including mortgage trading securities        102,121       (297,292)          896
    Change in accrued revenue receivable                                       (12,149)        41,570       (30,719)
    Change in other assets                                                    (166,375)       (82,948)       14,598
    Change in accrued interest, taxes and expense                              (21,340)        28,411        36,985
    Change in other liabilities                                                 (7,571)        25,607       (36,218)
------------------------------------------------------------------------- -------------- ------------- -------------
Net cash provided by operating activities                                      281,016         82,065       237,777
------------------------------------------------------------------------- -------------- ------------- -------------
Cash Flows From Investing Activities:
    Proceeds from sales of available for sale securities                     3,242,282      3,499,128       806,979
    Proceeds from maturities of investment securities                           91,562         69,931        93,245
    Proceeds from maturities of available for sale securities                1,600,165      1,091,054     1,186,319
    Purchases of investment securities                                         (89,816)       (65,506)      (92,648)
    Purchases of available for sale securities                              (6,966,218)    (5,576,035)   (2,909,791)
    Loans originated or acquired net of principal collected                  1,328,731     (1,043,001)     (936,018)
    Net payments or proceeds on derivative asset contracts                     497,034         63,109      (143,649)
    Net change in other investment assets                                            -             33            67
    Proceeds from disposition of assets                                         26,640         39,522        48,341
    Purchases of other assets                                                  (81,142)       (85,943)      (44,929)
    Cash and equivalents of subsidiaries and branches acquired and sold, net         -              -       (47,476)
------------------------------------------------------------------------- -------------- ------------- -------------
Net cash used in investing activities                                         (350,762)    (2,007,708)   (2,039,560)
------------------------------------------------------------------------- -------------- ------------- -------------
Cash Flows From Financing Activities:
    Net change in demand deposits, transaction deposits and                  1,950,871        670,712       860,612
       savings accounts
    Net change in time deposits                                             (1,407,380)       842,408      (291,822)
    Net change in other borrowings, banks                                      112,797        294,758     1,301,093
    Change in amount receivable (due) on unsettled security transactions       451,809       (219,510)     (117,491)
    Issuance of common and treasury stock, net                                   5,198          7,743        13,747
    Issuance of other borrowings, holding companies                                  -         50,000             -
    Pay down of other borrowings, holding companies                            (55,150)       (50,000)            -
    Issuance of subordinated debenture, net                                          -              -       248,618
    Pay down of subordinated debentures                                              -              -      (150,000)
    Net change in derivative margin accounts                                  (162,138)       244,413       (58,451)
    Net payments or proceeds on derivative liability contracts                (535,759)       (44,064)      152,873
    Tax benefit on exercise of stock options                                      (276)           895         3,460
    Repurchase of common stock                                                       -         (7,992)      (17,353)
    Dividends paid                                                             (63,952)       (59,191)      (50,416)
------------------------------------------------------------------------- -------------- ------------- -------------
Net cash provided by financing activities                                      296,020      1,730,172     1,894,870
------------------------------------------------------------------------- -------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents                           226,274       (195,471)       93,087
Cash and cash equivalents at beginning of period                               694,942        890,413       797,326
------------------------------------------------------------------------- -------------- ------------- -------------
Cash and cash equivalents at end of period                                 $   921,216    $   694,942   $   890,413
------------------------------------------------------------------------- -------------- ------------- -------------

Cash paid for interest                                                     $   230,841    $   411,860   $   608,963
------------------------------------------------------------------------- -------------- ------------- -------------
Cash paid for taxes                                                            124,547        114,120       115,627
------------------------------------------------------------------------- -------------- ------------- -------------
Net loans and bank premises transferred to repossessed real estate             132,758         30,972         9,825
------------------------------------------------------------------------- -------------- ------------- -------------
Securities transferred from trading securities to available for sale
securities                                                                      45,890              -             -
------------------------------------------------------------------------- -------------- ------------- -------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(In Thousands)


                                                                                               Accumulated
                                                                                                  Other
                                                                        Common Stock           Comprehensive
                                                                    Shares         Amount     Income (Loss)
--------------------------------------------------------------------------------------------------------------
December 31, 2006                                                    68,705           $4          $(73,444)
Effect of implementing FAS 157, net of tax                                -            -                -
Effect of implementing FIN 48                                             -            -                -
Comprehensive income:
   Net income attributed to BOK Financial Corp.                           -            -                -
   Net income (loss) attributable to non-controlling interest             -            -                -
   Other comprehensive loss, net of tax                                   -            -           42,210
     Comprehensive income
Treasury stock purchase                                                   -            -                -
Exercise of stock options                                               760            -                -
Tax benefit on exercise of stock options                                  -            -                -
Stock-based compensation                                                  -            -                -
Cash dividends on common stock                                            -            -                -
 Capital calls, net                                                       -            -                -
--------------------------------------------------------------------------------------------------------------
December 31, 2007                                                    69,465            4          (31,234)
Effect of implementing FAS 159, net of tax                                -            -                -
Comprehensive income (loss):
   Net income attributed to BOK Financial Corp.                           -            -                -
   Net income (loss) attributable to non-controlling interest             -            -                -
   Other comprehensive loss, net of tax                                   -            -         (191,652)
    Comprehensive loss
Treasury stock purchase                                                   -            -                -
Exercise of stock options                                               420            -                -
Tax benefit on exercise of stock options                                  -            -                -
Stock-based compensation                                                  -            -                -
Cash dividends on common stock                                            -            -                -
 Capital calls, net                                                       -            -                -
--------------------------------------------------------------------------------------------------------------
December 31, 2008                                                    69,885            4          (222,886)
Comprehensive income:
   Net income attributed to BOK Financial Corp.                           -            -                -
   Net income (loss) attributable to non-controlling interest             -            -                -
   Other comprehensive income, net of tax                                 -            -          212,146
    Comprehensive income
Exercise of stock options                                               427            -                -
 Tax benefit on exercise of stock options                                 -            -                -
 Stock-based compensation                                                 -            -                -
 Cash dividends on common stock                                           -            -                -
 Capital calls, net                                                       -            -                -
--------------------------------------------------------------------------------------------------------------
December 31, 2009                                                    70,312           $4         $(10,740)
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                 Total           Non-
      Capital            Retained                 Treasury Stock             Shareholders'    Controlling      Total
                                        -----------------------------------
      Surplus            Earnings            Shares            Amount           Equity         Interest        Equity
-------------------- ------------------ ----------------- ----------------- ---------------- -------------- -------------
     $688,861           $1,166,994           1,637            $(61,393)       $1,721,022     $     13,852   $  1,734,874
            -                 (679)              -                   -              (679)               -           (679)
            -                 (609)              -                   -              (609)               -           (609)

            -              217,664               -                   -           217,664                -        217,664
            -                    -               -                   -                 -           (3,332)        (3,332)
            -                    -               -                   -            42,210                -         42,210
                                                                            ---------------- -------------- -------------
                                                                                 259,874           (3,332)       256,542
                                                                            ---------------- -------------- -------------
            -                    -             340             (17,353)          (17,353)               -        (17,353)
       23,429                    -             182              (9,682)           13,747                -         13,747
        3,460                    -               -                   -             3,460                -          3,460
        6,338                    -               -                   -             6,338                -          6,338
            -              (50,416)              -                   -           (50,416)               -        (50,416)
            -                    -               -                   -                 -            8,329          8,329
-------------------- ------------------ ----------------- ----------------- ---------------- -------------- -------------
      722,088            1,332,954           2,159             (88,428)        1,935,384           18,849      1,954,233
            -                   62               -                   -                62                -             62

            -              153,232               -                   -           153,232                -        153,232
            -                    -               -                   -                 -            7,552          7,552
            -                    -               -                   -          (191,652)               -       (191,652)
                                                                            ---------------- -------------- -------------
                                                                                 (38,420)           7,552        (30,868)
                                                                            ---------------- -------------- -------------
            -                    -             166              (7,992)           (7,992)               -         (7,992)
       12,652                    -              87              (4,909)            7,743                -          7,743
          895                    -               -                   -               895                -            895
        7,776                    -               -                   -             7,776                -          7,776
            -              (59,191)              -                   -           (59,191)               -        (59,191)
            -                    -               -                   -                 -          (12,546)       (12,546)
-------------------- ------------------ ----------------- ----------------- ---------------- -------------- -------------
      743,411            1,427,057           2,412            (101,329)        1,846,257           13,855      1,860,112

            -              200,578               -                   -           200,578                -        200,578
            -                    -               -                   -                 -           (3,438)        (3,438)
            -                    -               -                   -           212,146                -        212,146
                                                                            ---------------- -------------- -------------
                                                                                 412,724           (3,438)       409,286
                                                                            ---------------- -------------- -------------
        9,726                    -              97              (4,528)            5,198                -          5,198
         (276)                   -               -                   -              (276)               -           (276)
        5,862                    -               -                   -             5,862                -          5,862
            -              (63,952)              -                   -           (63,952)               -        (63,952)
            -                    -               -                   -                 -            9,144          9,144
-------------------- ------------------ ----------------- ----------------- ---------------- -------------- -------------
   $  758,723          $ 1,563,683           2,509           $(105,857)     $  2,205,813        $  19,561   $  2,225,374
-------------------- ------------------ ----------------- ----------------- ---------------- -------------- -------------

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

The consolidated financial statements would also include the assets, liabilities, non-controlling interests and results of operations of variable interest entities ("VIEs") when BOK Financial is determined to be the primary beneficiary. Variable interest entities are generally defined as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. BOK Financial is not the primary beneficiary in any VIE that would be significant to its operations.

Nature of Operations

BOK Financial, through its subsidiaries, provides a wide range of financial services to commercial and industrial customers, other financial institutions and consumers throughout Oklahoma; Northwest Arkansas; Dallas, Fort Worth and Houston, Texas; Albuquerque, New Mexico; Denver, Colorado; Phoenix, Arizona; and Kansas City, Kansas/Missouri. These services include depository and cash management; lending and lease financing; mortgage banking; securities brokerage, trading and underwriting; and personal and corporate trust.

Use of Estimates

Preparation of BOK Financial's consolidated financial statements requires management to make estimates of future economic activities, including loan collectibility, prepayments and cash flows from customer accounts. These estimates are based upon current conditions and information available to management. Actual results may differ significantly from these estimates.

Acquisitions

Assets and liabilities acquired, including identifiable intangible assets, are recorded at fair value on the acquisition dates. Goodwill is recognized as the excess of the purchase price over the net fair value of assets acquired and liabilities assumed. The Consolidated Statements of Earnings include the results of operations from the dates of acquisition.

Intangible Assets

Intangible assets, which generally result from business combinations, are accounted for under the provisions of Accounting Standards Codification Topic 350, "Intangibles - Goodwill and Other." Intangible assets with indefinite lives, such as goodwill, are evaluated for each of BOK Financial's business units for impairment annually or more frequently if conditions indicate impairment. The evaluation of possible impairment of intangible assets involves significant judgment based upon short-term and long-term projections of future performance.

The fair value of BOK Financial's reporting units is estimated by the discounted future earnings method. Income growth is projected for each unit and a terminal value is computed. This projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to determine the fair value of the reporting units are compared to observable inputs, such as the market value of BOK Financial common stock. However, determination of the fair value of individual reporting units requires the use of significant unobservable inputs. There have been no changes in the techniques used to value goodwill.

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

Unrealized losses on securities are evaluated to determine if the losses are temporary based on various factors, including the cause of the loss, prospects for recovery, projected cash flows, collateral values, credit enhancements and other relevant factors, and management's intent and ability not to sell the security until the fair value exceeds amortized cost. A charge is recognized against earnings for all or a portion of the impairment if the loss is determined to be other than temporary. Realized gains and losses on sales of securities are based upon the amortized cost of the specific security sold. Available for sale securities are separately identified as pledged to creditors if the creditor has the right to sell or re-pledge the collateral.

Certain mortgage-backed securities, identified as mortgage trading securities, have been designated as economic hedges of mortgage servicing rights. We have elected to carry these securities at fair value with changes in fair value recognized in current period income. These securities are held with the intent that gains or losses will offset changes in the fair value of mortgage servicing rights.

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

Derivative Instruments

Derivative instruments may be used by the Company as part of its interest rate risk management programs or may be offered to customers. All derivative instruments are carried at fair value. The determination of fair value of derivative instruments considers changes in interest rates, commodity prices and foreign exchange rates. Credit risk is also considered in determining fair value. Deterioration in the credit rating of customers or other counterparties reduces the fair value of asset contracts. Deterioration of our credit rating to below investment grade or the credit ratings of other counterparties could decrease the fair value of our derivative liabilities. Changes in fair value are generally reported in income as they occur.

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

If a derivative instrument that had been designated as a fair value hedge is terminated or if the hedge designation is removed or deemed to no longer be effective, the difference between the hedged items carrying value and its face amount is recognized into income over the remaining original hedge period. Similarly, if a derivative instrument that had been designated as a cash flow hedge is terminated or if the hedge designation is removed or deemed to no longer be effective, the amount remaining in accumulated other comprehensive income is reclassified to earnings in the same period as the hedged item.

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

BOK Financial offers programs to permit its customer to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchanges rates, or to take positions in derivative contracts. Derivative contracts are executed between the customers and BOK Financial. Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue - brokerage and trading revenue.

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

Interest is accrued at the applicable interest rate on the principal amount outstanding. Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal or interest is uncertain, generally when the collection of principal or interest is 90 days or more past due. Interest previously accrued but not collected is charged against interest income when the loan is placed on nonaccrual status. Payments on nonaccrual loans are applied to principal or reported as interest income, according to management's judgment as to the collectability of principal. Loans may be returned to accruing status when, in the opinion of management, full collection of principal and interest is probable based on improvements in the borrower's financial condition or a sustained period of performance.

Loan origination and commitment fees and direct loan acquisition and origination costs are deferred and amortized as an adjustment to yield over the life of the loan or over the commitment period, as applicable.

Mortgage loans originated by our mortgage banking unit are held for sale and are carried at fair value based on sales commitments or market quotes. Changes in fair value are recorded in other operating revenue - mortgage banking revenue.

Reserve for Loan Losses and Off-Balance Sheet Credit Losses

Reserves for loan losses and off-balance sheet credit losses are assessed by management, based upon an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio, and include probable losses on both outstanding loans and unused commitments to provide financing. A consistent methodology has been developed that includes reserves assigned to specific criticized loans, general reserves that are based upon statistical migration analyses for each category of loans, and a nonspecific allowance that is based upon an analysis of current economic conditions, loan concentrations, portfolio growth and other relevant factors. The reserve for loan losses is based on discounted cash flows using the loan's initial effective interest rate, the fair value of the collateral for certain collateral dependent loans, or historical statistics.

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

Management has excluded small balance, homogeneous loans from the impairment evaluation. Such loans include 1-4 family mortgage loans, consumer loans and commercial loans with committed amounts less than $1 million. The adequacy of the reserve for loan losses applicable to these loans is evaluated in accordance with generally accepted accounting principles and standards established by the banking regulatory authorities and adopted as policy by BOK Financial.

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

Transfers of Financial Assets

BOK Financial transfers financial assets as part of its mortgage banking activities and periodically may transfer other financial assets. Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control are met. BOK Financial may retain the right to service the assets and may incur a recourse obligation. The Company may also retain a residual interest in excess cash flows generated by the assets. All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings. Subsequently, servicing rights and residual interests are carried at fair value with changes in fair value recognized in earnings as they occur. A separate reserve is maintained as part of other liabilities for the Company's credit risk on loans transferred subject to a recourse obligation.

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans. These assets are carried at the lower of cost, which is determined by fair value at date of foreclosure, or current fair value. Fair values are generally evaluated annually, or more frequently for certain asset types or assets located in certain distressed markets. Additional costs incurred to complete real estate and other repossessed assets may increase the carrying value, up to current fair value. Income generated by these assets is recognized as received, and operating expenses are recognized as incurred.

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

Mortgage Servicing Rights

Mortgage servicing rights may be purchased or may be recognized when mortgage loans are originated pursuant to an existing plan for sale or, if no such plan exists, when the mortgage loans are sold. Originated mortgage servicing rights are initially recognized at fair value. Purchased servicing rights are initially recognized at purchase price. All mortgage servicing rights are subsequently carried at fair value. Changes in the fair value are recognized in earnings as they occur.

There is no active market for trading in mortgage servicing rights after origination. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. Assumptions used to value mortgage servicing rights are considered significant unobservable inputs. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial's servicing portfolio. At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model. There have been no changes in the techniques used to value mortgage servicing rights.

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

Stock Compensation Plans

BOK Financial awards stock options and non-vested common shares as compensation to certain officers. Grant date fair value of stock options is based on the Black-Scholes option pricing model. Stock options generally have graded vesting over 7 years. Each tranche is considered a separate award for valuation and compensation cost recognition. Grant date fair value of non-vested shares is based on the current market value of BOK Financial common stock. Non-vested shares generally cliff vest in 5 years.

Compensation cost is recognized as expense over the service period, which is generally the vesting period. Expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. Stock-based compensation awarded to certain officers has performance conditions that affect the number of awards granted. Compensation cost is adjusted based on the probable outcome of the performance conditions. Excess tax benefits from share-based payments recognized in capital surplus are determined by the excess of tax benefits recognized over the tax effect of compensation cost recognized.

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

FAS 141R was codified by the FASB as ASC 805 as a replacement to Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Banks may no longer carry over the pre-acquisition allowance for loan losses. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date. Acquirers are required to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. The requirements of FASB Accounting Standards Codification 420, "Exit or Disposal Cost Obligations," (formerly Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities") would have to be met in order to accrue for a restructuring plan in purchase accounting. Certain pre-acquisition contingencies are to be recognized at fair value. Other contingencies would be subject to the probable and estimable recognition criteria of FASB Accounting Standards Codification 450, "Contingencies" (formerly Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"). ASC 805 was applicable to the Company's accounting for business combinations closing on or after January 1, 2009. No such transactions were completed during 2009.

Statement of Financial Accounting Standards No. 160,"Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51" ("FAS 160")

Issued during 2007, FAS 160 was codified by FASB into Accounting Standards Codification 810, "Consolidations," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, consolidated net income is required to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted this guidance as of January 1, 2009, and it did not have a significant impact on the Company's financial statements. All prior periods have been reclassified for a consistent presentation.

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

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP No. 115-2")

FSP 115-2 was codified by FASB into the FASB Accounting Standards Codification 320, "Investments - Debt and Equity Securities." It was issued April 9, 2009 to provide additional guidance and create greater clarity and consistency in accounting for impairment losses on securities. It replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not that the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, a credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income (equity). The guidance was effective for interim and annual periods ending after June 15, 2009 and required additional disclosures in interim periods. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted this guidance as of January 1, 2009 and reduced the loss recognized in earnings on debt securities determined to be other-than-temporarily impaired by $39 million.

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

FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and was codified by FASB into the Accounting Standards Codification 260, "Earnings per Share." See additional discussion at Note 16 - Earnings per Share.

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

Accounting Standards Update No. 2009-12, "Topic 820 - Fair Value Measurements and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2009-12")

ASU 2009-12 permits, as a practical expedient, fair value of an investment that is within the scope of the ASU such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and fund of funds to be measured based on the net asset value of the investment or its equivalent as of the reporting entity's measurement date. It also requires certain disclosures including any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. ASU 2009-12 is effective for interim and annual periods ending December 15, 2009. Early application is permitted. The Company's adoption of ASU 2009-12 as of December 31, 2009 did not have a significant impact on the Company's financial statements.

FASB Accounting Standards Update No. 2009-16, "Accounting for Transfers of Financial Assets" ("ASU 2009-16")

ASU 2009-16 codifies Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets - an amendment to Statement No. 140," which amended Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The standard eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 was effective January 1, 2010 and did not have a significant impact on the Company's financial statements.

FASB Accounting Standards Update No. 2009-17, "Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities" ("ASU 2009-17")

ASU 2009-17 codifies Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("FAS 167") which amended Financial Accounting Standards Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The standard requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. ASU 2009-17 was effective January 1, 2010 and did not have a significant impact on the Company's financial statements.

FASB Accounting Standards Update No. 2010-06, "Improving Disclosures About Fair Value Measurements" ("ASU 2010-06")

ASU 2010-06 amends ASC 820 to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which will be effective for the Company on January 1, 2011. Early adoption is permitted.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                            December 31,
                    ----------------------------------------------------------------------------------------------
                                         2009                                           2008
                    ----------------------------------------------- ----------------------------------------------
                                           Not Recognized in OCI (1)                       Not Recognized in OCI (1)
                                          -------------------------                        -----------------------
                     Amortized    Fair        Gross Unrealized       Amortized     Fair       Gross Unrealized
                                          -------------------------                        -----------------------
                       Cost       Value       Gain        Loss         Cost       Value       Gain       Loss
                    ----------------------------------------------------------------------------------------------
 Municipal and
   other tax-exempt   $232,568 $  238,847    $6,336     $    (57)    $ 235,791   $239,178     $3,736   $   (349)
 Other debt securities   7,837      7,857        20            -         6,553      6,591         38          -
 -----------------------------------------------------------------------------------------------------------------
       Total          $240,405   $246,704    $6,356     $    (57)     $242,344   $245,769     $3,774   $   (349)
 -----------------------------------------------------------------------------------------------------------------

(1)  Other comprehensive income

The amortized cost and fair values of investment securities at December 31, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                         Weighted
                                  Less than       One to        Six to         Over                      Average
                                   One Year     Five Years    Ten Years     Ten Years       Total       Maturity(2)
                                 ------------- ------------- ------------- ------------- ------------- -------------
Municipal and other tax-exempt:
  Amortized cost                 $  58,491     $  139,581    $  26,499     $   7,997      $ 232,568        2.83
  Fair value                        59,104        144,253       27,394         8,096        238,847
  Nominal yield(1)                      5.28           4.61         5.71          6.39           4.96
Other debt securities:
  Amortized cost                 $   6,399      $   1,425    $       -     $      13     $    7,837        0.92
  Fair value                         6,415          1,429            -            13          7,857
  Nominal yield                       0.85           5.09            -             -           1.62
                                 ------------- ------------- ------------- ------------- ------------- -------------
Total fixed maturity
securities:
  Amortized cost                 $  64,890     $  141,006    $  26,499     $   8,010     $  240,405        2.77
  Fair value                        65,519        145,682       27,394         8,109        246,704
  Nominal yield                       4.84           4.61         5.71          6.38           4.85
                                 ------------- ------------- ------------- -------------
Total investment securities:
  Amortized cost                                                                          $ 240,405
  Fair value                                                                                246,704
  Nominal yield                                                                                4.85
                                                                                         -------------

(1) Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

                                                                December 31,
                    -----------------------------------------------------------------------------------------------------
                                       2009                                                    2008
                    -----------------------------------------------------------------------------------------------------
                                               Recognized in OCI (1)
                                         ----------------------------------
                                                               Other Than                          Recognized in OCI (1)
                                                                                                   ----------------------
                    Amortized    Fair      Gross Unrealized    Temporary   Amortized      Fair       Gross Unrealized
                                         ----------------------                                    ----------------------
                       Cost      Value      Gain      Loss     Impairment     Cost        Value       Gain      Loss
                    -----------------------------------------------------------------------------------------------------
U.S. Treasury         $  6,998  $  7,020    $   22   $     -    $      -    $  6,987    $  7,126      $  139   $     -
Municipal and other
     tax-exempt         61,268    62,201     1,244      (311)          -      19,537      20,163         664       (38)
Residential mortgage-backed securities:
    U. S. agencies:
     FNMA            3,690,280 3,782,180    98,764    (6,864)         -    2,194,834   2,225,589      37,855    (7,100)
     FHLMC           2,479,522 2,547,978    70,024    (1,568)         -    2,222,253   2,254,989      37,577    (4,841)
     GNMA            1,221,577 1,225,042    10,371    (6,906)         -      195,767     200,086       4,319         -
     Other             254,438   254,128     5,080    (5,390)         -      288,041     292,264       4,322       (99)
-------------------------------------------------------------------------------------------------------------------------
Total U.S. agencies  7,645,817 7,809,328   184,239   (20,728)         -    4,900,895   4,972,928      84,073   (12,040)
    Private issue:
     Alt-A loans       262,106   195,808         -   (13,305)   (52,993)     393,118     268,545           -  (124,573)
     Jumbo-A loans     699,272   596,554         -   (71,023)   (31,695)   1,243,816     972,693          28  (271,151)
-------------------------------------------------------------------------------------------------------------------------
Total private issue    961,378   792,362         -   (84,328)   (84,688)   1,636,934   1,241,238          28  (395,724)
-------------------------------------------------------------------------------------------------------------------------
Total residential
  mortgage-backed
  securities        8,607,195  8,601,690    184,239  (105,056)  (84,688)   6,537,829   6,214,166      84,101  (407,764)
-------------------------------------------------------------------------------------------------------------------------
Other debt securities  17,174     17,147          -       (27)        -           37          36           -        (1)
Federal Reserve Bank
     stock              32,526    32,526         -         -          -       32,380      32,380           -         -
Federal Home Loan
     Bank stock         78,999    78,999         -         -          -       61,760      61,760           -         -
Perpetual preferred
     stock              19,224    22,275     3,051         -          -       32,472      21,701           -   (10,771)
Equity securities
     and mutual funds   35,414    50,165    15,275      (524)         -       31,421      34,119       2,698         -
-------------------------------------------------------------------------------------------------------------------------
   Total            $8,858,798$8,872,023 $ 203,831 $(105,918)  $(84,688)  $6,722,423  $6,391,451     $87,602 $(418,574)
-------------------------------------------------------------------------------------------------------------------------

(1)  Other comprehensive income

The amortized cost and fair values of available for sale securities at December 31, 2009, by contractual maturity, are as shown in the following table (dollars in thousands):

                                                                                                            Weighted
                                     Less than      One to         Six to         Over                       Average
                                     One Year     Five Years     Ten Years    Ten Years(6)      Total      Maturity(5)
                                    ------------ -------------- ------------- ------------- -------------- ------------
U.S. Treasuries:
   Amortized cost                   $   6,998    $       -      $        -    $       -     $     6,998        0.16
   Fair value                           7,020            -               -            -           7,020
   Nominal yield                         2.16            -               -            -            2.16
Municipal and other tax-exempt:
   Amortized cost                   $       -    $    4,046     $   15,892    $  41,330     $    61,268       19.41
   Fair value                               -         4,302         16,768       41,131          62,201
   Nominal yield(1)                         -          3.99           4.11         1.43            2.29
Other debt securities:
   Amortized cost                   $      25    $        6     $       -     $  17,143     $    17,174       29.94
   Fair value                              25             6             -        17,116          17,147
   Nominal yield(1)                      6.18          7.61             -          1.60            1.61
                                    ------------ -------------- ------------- ------------- -------------- ------------
Total fixed maturity securities:
   Amortized cost                   $   7,023    $    4,052     $   15,892    $  58,473     $    85,440       19.95
   Fair value                           7,045         4,308         16,768       58,247          86,368
   Nominal yield                         2.18          3.99           4.11         1.48            2.15
                                    ------------ -------------- ------------- -------------
Mortgage-backed securities:
   Amortized cost                                                                           $ 8,607,195          (2)
   Fair value                                                                                 8,601,690
   Nominal yield(4)                                                                                4.31
                                                                                            --------------
Equity securities and mutual funds:
   Amortized cost                                                                           $   166,163         (3)
   Fair value                                                                                   183,965
   Nominal yield                                                                                   2.34
                                                                                            --------------
Total available-for-sale securities:
   Amortized cost                                                                           $ 8,858,798
   Fair value                                                                                 8,872,023
   Nominal yield                                                                                   4.25
                                                                                            --------------

(1)  Calculated on a taxable equivalent basis using a 39% effective tax rate.
(2) The average expected lives of mortgage-backed securities were 3.38 years based upon current prepayment assumptions.
(3) Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
(4) The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
(5) Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
(6) Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

                                      2009        2008        2007
                                   ----------- ----------- -----------
Proceeds                           $3,242,282  $3,499,128   $  806,979
Gross realized gains                   63,859      21,128        2,862
Gross realized losses                   1,390      11,932        3,138
Related federal and state income
    tax expense (benefit)              24,300       2,736          (96)

Gains and losses on sales of available for sale securities are realized on settlement date.

Gross realized gains for the year ended December 31, 2008 exclude $6.8 million gain from the redemption of Visa, Inc. Class B common stock.

In addition to securities that have been reclassified as pledged to creditors, securities with an amortized cost of $5.1 billion and $5.0 billion at December 31, 2009 and 2008, respectively, have been pledged as collateral for repurchase agreements, public and trust funds on deposit and for other purposes, as required by law. The secured parties do not have the right to sell or re-pledge these securities.

Temporarily Impaired Securities as of December 31, 2009
(In Thousands)
                              Number      Less Than 12 Months       12 Months or Longer              Total
                                        ------------------------- ------------------------- -------------------------
                                of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                             Securities    Value        Loss         Value        Loss         Value        Loss
                             ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and
         other tax exempt           15  $     1,490   $     14    $   2,991    $      43    $   4,481     $      57

Available for sale:
  Municipal and
      other tax-exempt              27       34,373        265          657           46       35,030           311
  Residential mortgage-backed
      securities:
      U. S. agencies:
         FNMA                       21      497,659      6,864             -           -       497,659        6,864
         FHLMC                       8      212,618      1,568             -           -       212,618        1,568
         GNMA                       16      460,144      6,906             -           -       460,144        6,906
         Other                       4       87,434      5,390             -           -        87,434        5,390
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies           49    1,257,855     20,728             -           -     1,257,855       20,728
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans                21           -           -       195,808      66,298       195,808       66,298
         Jumbo-A loans              65           -           -       596,554     102,718       596,554      102,718
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue           86           -           -       792,362     169,016       792,362      169,016
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential
    mortgage-backed securities     135    1,257,855     20,728       792,362     169,016     2,050,217      189,744
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Other debt securities              5        8,116         26            31           1         8,147           27
  Equity securities and
        mutual funds                 4        2,790        524             -           -         2,790          524
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale       171    1,303,134     21,543      793,050      169,063     2,096,184      190,606
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                              186  $ 1,304,624  $  21,557    $ 796,041     $169,106    $2,100,665   $  190,663
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------


Temporarily Impaired Securities as of December 31, 2008
(In Thousands)
                              Number      Less Than 12 Months       12 Months or Longer              Total
                                        ------------ ------------ ------------ ------------ ------------ ------------
                                of         Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                             Securities    Value        Loss         Value        Loss         Value        Loss
                             ---------- ------------ ------------ ------------ ------------ ------------ ------------
Investment:
  Municipal and
      other tax exempt          63      $   10,331   $     147    $   7,914    $     202       $18,245      $   349


Available for sale:
  Municipal and
      other tax-exempt           4             645          30         1,269           8         1,914           38
  Residential mortgage-backed
      securities:
      U. S. agencies:
         FNMA                   31         484,689       6,266        65,219         834       549,908        7,100
         FHLMC                  28         273,829       3,413       152,222       1,428       426,051        4,841
         Other                   1          36,444          99             -           -        36,444           99
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total U.S. agencies       60         794,962       9,778       217,441       2,262     1,012,403       12,040
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Private issue:
         Alt-A loans            27          24,655      16,251       243,890     108,322       268,545      124,573
         Jumbo-A loans          87         273,081      67,470       692,187     203,681       965,268      271,151
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
      Total private issue      114         297,736      83,721       936,077     312,003     1,233,813      395,724
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Total residential
    mortgage-backed securities 174       1,092,698      93,499     1,153,518     314,265     2,246,216      407,764
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
  Other debt securities          2               -           -            36           1            36            1
  Perpetual preferred stock     10           4,739       1,155        16,962       9,616        21,701       10,771
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
    Total available for sale   190       1,098,082      94,684     1,171,785     323,890     2,269,867      418,574
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------
Total                          253      $1,108,413   $  94,831    $1,179,699  $  324,092    $2,288,112     $418,923
---------------------------- ---------- ------------ ------------ ------------ ------------ ------------ ------------

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. During 2009, the Company recognized a $1.3 million other-than-temporary charge on $91 million of impaired debt securities that it intended to sell. These securities were sold during the year. At December 31, 2009, the Company does not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that the Company will not be required to sell impaired securities before fair value recovers.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security's contractual terms.

As of December 31, 2009, the composition of the Company's securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------------


                  U.S. Govt / GSE    AAA - AA        A - BBB     Below Investment      Not Rated             Total
                        (1)                                            Grade
                 ----------------------------------------------------------------------------------------------------------
                 Amortized Fair  Amortized Fair  Amortized Fair  Amortized  Fair  Amortized    Fair   Amortized   Fair
                   Cost    Value   Cost   Value    Cost    Value   Cost    Value     Cost     Value     Cost      Value
                 ----------------------------------------------------------------------------------------------------------
Held-to-Maturity:
Municipal and other
   tax-exempt       $ -    $    -  $ 52,157  $53,771 $ 59,053 $60,366   $    -      $  -$121,358 $124,710    $232,568   $238,847
Other debt securities -         -         -        -    1,350   1,350        -         -   6,487    6,507       7,837      7,857
---------------------------------------------------------------------------------------------------------------------------
   Total            $ -    $    -  $ 52,157  $53,771 $ 60,403 $61,716   $    -      $  -$127,845 $131,217    $240,405   $246,704
---------------------------------------------------------------------------------------------------------------------------

Available for Sale:
U.S. Treasury    $6,998  $  7,020   $     - $      - $      -  $    -  $     -   $     -  $    -    $   -    $  6,998   $  7,020
Municipal and
 other tax-exempt     -         -    41,445   42,293    7,761   7,850    9,818     9,724   2,244    2,334      61,268     62,201
Residential mortgage-backed
 securities:
    U. S. agencies:
     FNMA     3,690,280 3,782,180         -        -        -       -        -         -       -        -   3,690,280  3,782,180
     FHLMC    2,479,522 2,547,978         -        -        -       -        -         -       -        -   2,479,522  2,547,978
     GNMA     1,221,577 1,225,042         -        -        -       -        -         -       -        -   1,221,577  1,225,042
     Other      254,438   254,128         -        -        -       -        -         -       -        -     254,438    254,128
---------------------------------------------------------------------------------------------------------------------------
Total U.S.
agencies      7,645,817 7,809,328         -        -        -       -        -         -       -        -   7,645,817  7,809,328
---------------------------------------------------------------------------------------------------------------------------
Private issue:
     Alt-A loans      -        -     22,444   19,601   13,254  12,585  226,408   163,622       -        -     262,106    195,808
     Jumbo-A loans    -        -    222,875  199,912  113,841 100,288  362,556   296,354       -        -     699,272    596,554
---------------------------------------------------------------------------------------------------------------------------
Total private issue   -        -    245,319  219,513  127,095 112,873  588,964   459,976       -        -     961,378    792,362
---------------------------------------------------------------------------------------------------------------------------
 Total residential
  mortgage-backed
  securities  7,645,817 7,809,328   245,319  219,513  127,095 112,873  588,964   459,976       -        -   8,607,195  8,601,690
---------------------------------------------------------------------------------------------------------------------------
Other debt securities -         -    14,592   14,566       -        -    2,550     2,550      32       31      17,174     17,147
Federal Reserve
 Bank stock      32,526     32,526        -        -       -        -        -         -       -        -      32,526     32,526
Federal Home Loan
 Bank stock      78,999     78,999        -        -       -        -        -         -       -        -      78,999     78,999
Perpetual preferred
 stock                -          -        -        -   19,224   22,275       -         -       -        -      19,224     22,275
Equity securities
 and mutual funds     -          -        -        -        -        -       -         -  35,414   50,165      35,414     50,165
---------------------------------------------------------------------------------------------------------------------------
   Total     $7,764,340 $7,927,873 $301,356 $276,372 $154,080 $142,998 $601,332 $472,250 $37,690  $52,530  $8,858,798 $8,872,023
---------------------------------------------------------------------------------------------------------------------------

(1) U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified. None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, approximately $589 million of the portfolio of privately issued mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies. The aggregate unrealized loss on these securities totaled $129 million. Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies. Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default. As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if management expects not to recover the entire amortized cost basis of the security. This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure. The primary assumptions used in this evaluation were:

o Unemployment rates - increasing to 10.5% over the next 12 months, dropping to 8% for the following 12 months, and holding at 8% thereafter.

o Housing price depreciation - starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 7.5% over the next twelve months and holding at that level thereafter.

o Estimated Liquidation Costs - held constant at 27% of the then-current depreciated housing price at estimated foreclosure date.

o Discount rates - estimated cash flows were discounted at rates that range from 5.50% to 6.14% based on our current expected yields.

The Company also considers the adjusted loan-to-value ratio and credit enhancement coverage ratio as part of the assessment of the cash flows available to recover the amortized cost of the debt securities. Each factor is given equal weight in the evaluation.

Adjusted loan-to-value ratio is an estimate of the current collateral value available to support the realizable value of the security. The Company calculates the adjusted loan-to-value ratio for each security using loan-level data. The adjusted loan-to-value ratio is the original loan-to-value ratio adjusted for market-specific home price depreciation and the credit enhancement on the specific tranche of the security owned by the Company. The home price depreciation is derived from the Federal Housing Finance Agency ("FHFA"). FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area ("MSA") and state level. This information is matched to each loan to calculate the home price depreciation. Data is accumulated from the loan level to determine the adjusted loan-to-value ratio for the security as a whole. The Company believes that an adjusted loan-to-value ratio above 85% provides evidence that the collateral value may not provide sufficient cash flows to support our carrying value. The 85% guideline provides for further home price depreciation in future periods beyond our assumptions of current loss trends for residential real estate loans and is consistent with current underwriting standards used by the Company to originate new residential mortgage loans.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio is as follows (in thousands):

                                                              Credit Loss Recognized
                                                             ---------------------------
                     Number of                                Number of
 Adjusted LTV Ratio  Securities Amortized Cost   Fair Value   Securities     Amount
 ---------------------------------------------------------------------------------------
   < 70 %                 4      $  46,229       $   41,236       -        $        -
   70 < 75                -              -                -       -                 -
   75 < 80                7        169,886          130,815       2             2,330
   80 < 85                9        274,813          219,410       6            14,177
   >= 85                  5         98,036           68,515       5             8,635
 ---------------------------------------------------------------------------------------
   Total                 25     $  588,964       $  459,976      13        $   25,142
 ---------------------------------------------------------------------------------------

Credit enhancement coverage ratio is an estimate of credit enhancement available to absorb current projected losses within the pool of loans that support the security. The Company acquires the benefit of credit enhancement by investing in super-senior tranches for many of these mortgage-backed securities. Subordinated tranches held by other investors are specifically designed to absorb losses before the super-senior tranches which effectively doubled the typical credit support for these types of bonds. Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security. Management believes that a credit enhancement coverage ratio below
1.50 provides evidence that current credit enhancement may not provide sufficient cash flows of the individual loans to support our carrying value at the security level. The credit enhancement coverage ratio guideline of 1.50 times is based on standard underwriting criteria which consider loans with coverage ratios of 1.20 to 1.25 times to be well-secured.

Additional evidence considered by the Company is the adjusted loan-to-value ratio and the FICO score of individual borrowers whose loans are still performing within the collateral pool as forward-looking indicators of possible future losses that could affect our evaluation.

Based on projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $25 million of credit loss impairment in earnings during 2009. Additional impairment based on the difference between the total unrealized losses and the estimated credit losses on these securities was charged against other comprehensive income, net of deferred taxes.

Impaired equity securities, including perpetual preferred stocks, are evaluated based on management's ability and intent to hold the securities until fair value recovers over periods not to exceed three years. The assessment of the ability and intent to hold these securities focuses on liquidity needs, asset / liability management objectives and securities portfolio objectives. Factors considered when assessing recovery include forecasts of general economic conditions and specific performance of the issuer, analyst ratings and credit spreads for preferred stocks which have debt-like characteristics. All impairment of equity securities was considered temporary at December 31, 2009. During 2009, the Company recognized $8.0 million in other-than-temporary impairment charges against the portfolio of preferred stocks.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

                                                                 Year Ended December 31,
                                                    --------------------------------------------------
                                                         2009             2008             2007
                                                    ---------------- ---------------- ----------------
OTTI related to perpetual preferred stocks          $     (8,008)    $     (5,306)    $     (8,641)
OTTI on debt securities due to change in
   intent to sell                                         (1,263)               -                -
OTTI on debt securities not intended for sale           (119,883)               -                -
Less:  Portion of OTTI recognized in
   other comprehensive income                            (94,741)               -                -
--------------------------------------------------- ---------------- ---------------- ----------------
OTTI recognized in earnings related to
   credit losses on debt securities not intended
   for sale                                              (25,142)               -                -
--------------------------------------------------- ---------------- ---------------- ----------------
Total OTTI recognized in earnings                   $    (34,413)   $      (5,306)   $      (8,641)
--------------------------------------------------- ---------------- ---------------- ----------------

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings for the year ended December 31, 2009 (in thousands):

Balance of credit-related OTTI recognized on
available for sale debt securities at January 1, 2009      $      -
Additions for credit-related OTTI not previously
   recognized                                                21,468
Additions for increases in credit-related OTTI
   previously recognized when there is no intent to
   sell and no requirement to sell before recovery of
   amortized cost                                             3,674
------------------------------------------------------ -----------------
Balance of credit-related OTTI recognized on available
for sale debt securities at December 31, 2009              $ 25,142
------------------------------------------------------ -----------------


Mortgage Trading Securities

Mortgage trading securities are mortgage-backed securities that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet. The Company elected to carry these securities at fair value. Changes in fair value are recognized in earnings as they occur. As of December 31, 2009, mortgage trading securities were carried at their $286 million fair value and had a net unrealized loss of $2.1 million. As of December 31, 2008, mortgage trading securities were carried at their $399 million fair value and had a net unrealized gain of $13 million. The Company recognized a net loss of $13 million on mortgage trading securities in 2009 and a net gain of $11 million during 2008.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as "derivative contracts" assets and liabilities in the balance sheet at December 31, 2009 (in thousands):


                                          Gross Basis                                       Net Basis(2)
                        ------------------------------------------------- -----------------------------------------------
                                   Assets               Liabilities                Assets                Liabilities
                        ------------------------ ------------------------ ----------------------- -----------------------
                           Notional(1)   Fair                     Fair                    Fair                   Fair
                                        Value     Notional(1)     Value    Notional(1)    Value    Notional(1)   Value
                        ------------- ---------- ------------ ----------- ------------ ---------- ----------- -----------
Customer Risk
  Management Programs:
Interest rate contracts   $4,377,115    $110,449   $4,367,002   $115,413    $4,377,115   $110,449 $4,367,002    $115,413
Energy contracts           3,588,767     454,978    3,719,796    450,614       591,294    174,319    711,885     176,983
Agriculture contracts         23,196       1,004       31,715        875        23,196      1,004     31,715         875
Foreign exchange
  contracts                   63,942      64,182       64,182     64,182        63,942     64,182     64,182      64,182
CD options                    66,248       5,493       66,248      5,493        66,248      5,493     66,248       5,493
----------------------- ------------- ---------- ------------ ----------- ------------ ---------- ----------- -----------
Total Customer Derivatives 8,119,268     636,106    8,248,943    636,577     5,121,795    355,447  5,241,032     362,946
  before cash collateral
  Less: cash collateral            -           -            -          -             -    (13,229)         -     (54,586)
----------------------- ------------- ---------- ------------ ----------- ------------ ---------- ----------- -----------
Total customer derivatives 8,119,268     636,106    8,248,943    636,577     5,121,795    342,218  5,241,032     308,360

Interest Rate Risk
  Management Programs        43,357        1,564            -          -        43,357      1,564          -           -
----------------------- ------------- ---------- ------------ ----------- ------------ ---------- ----------- -----------
Total Derivative
Contracts                 $8,162,625    $637,670   $8,248,943   $636,577    $5,165,152   $343,782 $5,241,032    $308,360
----------------------- ------------- ---------- ------------ ----------- ------------ ---------- ----------- -----------

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

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

                                                  Year ended
                                              December 31, 2009
                                         --------------------------
                                                      Gain (Loss)
                                         Brokerage        on
                                            and      Derivatives,
                                          Trading          Net
                                          Revenue
                                         ----------- --------------
   Customer Risk Management Programs:
      Interest rate contracts               $2,780      $    -
      Energy contracts                       3,480           -
      Agriculture contracts                    728           -
      Foreign exchange contracts               593           -
      CD options                                 -           -
---------------------------------------- ----------- --------------
   Total Customer Derivatives                7,581           -

   Interest Rate Risk Management Programs        -     (11,235)
---------------------------------------- ----------- --------------
   Total Derivative Contracts               $7,581    $(11,235)
---------------------------------------- ----------- --------------

For the years ended December 31, 2009 and 2008, net interest revenue decreased $13.1 million and $7.0 million, respectively, from the settlements of amounts receivable or payable on interest rate swaps. For the year ended December 31, 2007, net interest revenue was increased by $6.8 million from the settlement of amounts receivable or payable on interest rate swaps.

The notional amount and the fair value of derivative contracts included in residential mortgage loans held for sale on the balance sheet and related gain
(loss) included in mortgage banking revenue due to changes in the fair value of derivative contracts as of and for the year ended December 31, 2009 were (in thousands):

                                                           Mortgage
                                    Mortgage Loans Held    Banking
                                         for Sale          Revenue
                                 ------------ ----------- -----------
                                                 Fair
                                   Notional      Value
                                 ------------ ----------- -----------
   Mortgage loan commitments        $117,716     $  496     $(1,673)
   Forward sales contracts           333,218      3,626       5,786
                                              ----------- -----------
                                                 $4,122      $4,113
                                              ----------- -----------

None of these derivative contracts have been designated as hedging instruments.

(4) Loans

Significant components of the loan portfolio are as follows (in thousands):

                                                                  December 31,
                         -----------------------------------------------------------------------------------------------
                                               2009                                           2008
                         -----------------------------------------------------------------------------------------------
                            Fixed      Variable      Non-                   Fixed     Variable      Non-
                             Rate        Rate      accrual      Total        Rate       Rate      accrual     Total
                         -----------------------------------------------------------------------------------------------
 Commercial               $ 2,917,814  $3,188,642  $101,384  $ 6,207,840  $3,012,649 $4,264,108  $134,846  $7,411,603
 Commercial real estate       773,241   1,513,269   204,924    2,491,434     847,816  1,716,153   137,279   2,701,248
 Residential mortgage         769,661     993,972    29,989    1,793,622     772,234    952,953    27,387   1,752,574
 Consumer                     560,566     223,178     3,058      786,802     805,136    204,884       561   1,010,581
 -----------------------------------------------------------------------------------------------------------------------
 Total                    $ 5,021,282  $5,919,061  $339,355 $ 11,279,698  $5,437,835 $7,138,098  $300,073 $12,876,006
  -----------------------------------------------------------------------------------------------------------------------
 Loans past due (90 days)                                    $    10,308                                    $  19,123
 ----------------------------------------------------------------------------------------------------------------------
 Foregone interest on nonaccrual loans                       $    17,015                                    $   8,391
  ----------------------------------------------------------------------------------------------------------------------

At December 31, 2009, approximately $5.1 billion or 46% of the total loan portfolio is to businesses and individuals in Oklahoma and $3.2 billion or 29% of our total loan portfolio is to businesses and individuals in Texas. This geographic concentration subjects the loan portfolio to the general economic conditions within this area.

Approximately $2.6 billion or 43% of the commercial portfolio are to business in Oklahoma and $2.0 billion or 32% of our commercial loan portfolio are to business in Texas. At December 31, 2009, loans to energy-related businesses within the commercial loan classification, totaled $1.9 billion or 17% of total loans and loans to service-related businesses totaled $1.8 billion or 16% of total loans. Approximately $1.0 billion of loans in the services category consists of loans with individual balances of less than $10 million. Other notable segments include wholesale/retail, $922 million; healthcare, $793 million; and manufacturing, $404 million.

Approximately 33% of commercial real estate loans are secured by properties located in Oklahoma, primarily in the Tulsa and Oklahoma City metropolitan areas. An additional 30% of commercial real estate loans are secured by property located in Texas, primarily in the Dallas and Houston areas. The major components of these properties are construction and land development, $645 million; office buildings, $463 million; retail facilities, $423 million; and multifamily residences, $360 million.

At December 31, 2009 and 2008, residential mortgage loans included $15.8 million and $12.8 million, respectively, and consumer loans included $94 thousand and $254 thousand, respectively, of loans with repayment terms that have been modified from the original contracts.

Credit Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2009, outstanding commitments totaled $5.0 billion. Because some commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BOK Financial uses the same credit policies in making commitments as it does loans.

The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Because the credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments, BOK Financial uses the same credit policies in evaluating the creditworthiness of the customer. Additionally, BOK Financial uses the same evaluation process in obtaining collateral on standby letters of credit as it does for loan commitments. The term of these standby letters of credit is defined in each commitment and typically corresponds with the underlying loan commitment. At December 31, 2009, outstanding standby letters of credit totaled $588 million. Commercial letters of credit are used to facilitate customer trade transactions with the drafts being drawn when the underlying transaction is consummated. At December 31, 2009, outstanding commercial letters of credit totaled $13 million.

The Company also has off-balance sheet credit risk for residential loans sold with full or partial recourse. These loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs and sold to U.S. government agencies. These loans were underwritten to standards approved by the agencies, including full documentation. However, these loans have a higher risk of delinquency and losses given default than traditional residential mortgage loans. A separate recourse reserve is maintained for this off-balance sheet credit risk. At December 31, 2009, the principal balance of loans sold subject to recourse obligations totaled $331 million and the reserve for credit risk from these loans totaled $14 million. Provision for loan losses incurred during 2009 and 2008 totaled $12.2 million and $8.6 million, respectively.

Reserve for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

                                 2009        2008        2007
                             -------------------------------------

  Beginning balance           $ 233,236   $ 126,677   $ 109,497
  Provision for loan losses     196,678     208,280      34,758
  Loans charged off            (148,499)   (122,211)    (31,617)
  Recoveries                     10,680      20,490      10,511
  Addition due to acquisitions        -           -       3,528
  ----------------------------------------------------------------
  Ending balance              $ 292,095   $ 233,236   $ 126,677
  ----------------------------------------------------------------


The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

                                2009      2008      2007
                             -------------------------------

  Beginning balance           $  15,166 $ 20,853  $20,890
  Provision for off-balance
     sheet credit losses           (778)  (5,687)     (37)
  ----------------------------------------------------------
  Ending balance              $  14,388 $ 15,166  $20,853
  ----------------------------------------------------------

  Provision for credit losses $ 195,900 $202,593  $34,721
  ----------------------------------------------------------

Reserve for Recourse Loan Losses

The activity in the reserve for losses on loans sold with recourse is summarized as follows (in thousands):

                                 2009        2008        2007
                             -------------------------------------

  Beginning balance           $   8,767   $   3,560   $   2,473
  Provision for recourse losses  12,210       8,577       1,092
  Loans charged off, net         (7,196)     (3,370)         (5)
  ----------------------------------------------------------------
  Ending balance              $  13,781   $   8,767   $   3,560
  ----------------------------------------------------------------

Impaired Loans

Investments in loans considered to be impaired under FAS 114 were as follows (in thousands):

                                       December 31,
                             --------------------------------
                                 2009      2008      2007
                             --------------------------------
  Investment in loans impaired
     under FAS 114 (all of
     which were on a
     nonaccrual basis)       $ 316,666    $269,908  $74,085
  Loans with specific
     reserves for loss         204,076    194,292    22,749
  Specific reserve balance      36,168     28,532     4,425
  No specific related reserve
     for loss                  112,590     75,616    51,336
  Average recorded investment
     in impaired loans         327,935    179,808    44,535

Approximately $85 million of losses on impaired loans with no related specific reserves at December 31, 2009 were charged off against the allowance for loan losses during 2009. Interest income recognized on impaired loans during 2009, 2008 and 2007 was not significant.

 (5) Premises and Equipment

Premises and equipment at December 31 are summarized as follows (in thousands):

                                            December 31,
                                     ------------------------
                                          2009         2008
                                     ----------- ------------
   Land                                 $76,900     $71,306
   Buildings and improvements           226,724     221,035
   Software                             61,347      55,488
   Furniture and equipment              122,842     136,785
------------------------------------ ----------- ------------
   Subtotal                             487,813     484,614
   Less accumulated depreciation        207,553     207,156
------------------------------------ ----------- ------------
   Total                              $ 280,260   $ 277,458
------------------------------------ ----------- ------------

Depreciation expense of premises and equipment was $32.5 million, $28.4 million and $25.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(6) Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets (in thousands):

                                               December 31,
                                         -----------------------
                                              2009        2008
                                         ----------- -----------

   Core deposit premiums                  $109,417    $109,417
   Less accumulated amortization           100,664      95,059
---------------------------------------- ----------- -----------
   Net core deposit premiums                 8,753      14,358

   Other identifiable intangible assets     16,791      16,791
   Less accumulated amortization             6,906       5,769
---------------------------------------- ----------- -----------
   Net other identifiable intangible assets  9,885      11,022

   Goodwill                                388,736     388,964
   Less accumulated amortization            53,135      53,135
---------------------------------------- ----------- -----------
 Net goodwill                              335,601     335,829
---------------------------------------- ----------- -----------
 Total intangible assets, net             $354,239    $361,209
---------------------------------------- ----------- -----------

Expected amortization expense for intangible assets that will continue to be amortized (in thousands):

                      Core            Other
                     Deposit       Identifiable
                    Premiums    Intangible Assets     Total
                 -------------- ----------------- -------------
 2010                 4,131           1,163            5,294
 2011                 2,227           1,190            3,417
 2012                   815           1,218            2,033
 2013                   485             936            1,421
 2014                   433             334              767
 Thereafter             662           5,044            5,706
---------------- -------------- ----------------- -------------
                    $ 8,753         $ 9,885          $18,638
---------------- -------------- ----------------- -------------

The net amortized cost of identifiable intangible assets at December 31, 2009 is assigned to the Company's geographic markets as follows (in thousands):

        Core deposit premiums:
          Texas                            $   5,735
          Colorado                             2,609
          Arizona                                409
       ----------------------------------- -----------
                                           $   8,753
       ----------------------------------- -----------
        Other identifiable intangible assets:
          Oklahoma                            $5,923
          Colorado                             3,172
          Kansas / Missouri                      790
       ----------------------------------- -----------
                                              $9,885
        ----------------------------------- -----------
        Goodwill:
          Oklahoma                            $8,173
          Texas                              240,122
          New Mexico                          15,273
          Colorado                            55,611
          Arizona                             16,422
        ----------------------------------- -----------
                                           $ 335,601
        ----------------------------------- -----------

Changes in the carrying value goodwill by operating segment are as follows (in thousands):

                            Commercial    Consumer       Wealth        Total
                                                       Management
                           ------------- ------------ -------------- ----------
Balance January 1, 2009    $266,728       $39,251       $29,850       $335,829
Impairment                        -          (228)            -           (228)
-------------------------- ------------- ------------ -------------- ----------
Balance December 31, 2009  $266,728       $39,023       $29,850       $335,601
-------------------------- ------------- ------------ -------------- ----------

As a result of the annual goodwill evaluation, the Company recorded an impairment charge of $228 thousand related to the consumer banking operating segment in the Arizona market. The annual goodwill evaluation did not indicate impairment for any reporting unit in 2008 or 2007. Economic conditions did not indicate that impairment existed for any identifiable intangible assets and therefore no impairment evaluation was performed.

(7) Mortgage Banking Activities

BOK Financial engages in mortgage banking activities through the BOk Mortgage Division of BOk. Residential mortgage loans held for sale totaled $218 million and $129 million, and outstanding mortgage loan commitments totaled $145 million and $241 million at December 31, 2009 and 2008, respectively. Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk. Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets. Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days. As of December 31, 2009, the unrealized gain on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $3.6 million. Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $31.1 million in 2009, $9.5 million in 2008 and $5.2 million in 2007.

At December 31, 2009, BOK Financial owned the rights to service 64,104 mortgage loans with outstanding principal balances of $7.4 billion, including $828 million serviced for affiliates, and held related funds of $86 million for investors and borrowers. The weighted average interest rate and remaining term was 5.66% and 292 months, respectively. Mortgage loans sold with recourse totaled $331 million at December 31, 2009, and $17 million of loans sold with recourse were either 90 days or more delinquent or were in bankruptcy or foreclosure. At December 31, 2008, BOK Financial owned the rights to service 58,023 mortgage loans with outstanding principal balances of $6.0 billion, including $793 million serviced for affiliates, and held related funds of $65 million for investors and borrowers. The weighted average interest rate and remaining term was 6.15% and 284 months, respectively. Mortgage loans sold with recourse totaled $391 million at December 31, 2008, and $13.2 million of loans sold with recourse were 90 days or more delinquent. Servicing revenue and late charges on loans serviced for others, which are included in mortgage banking revenue in the Consolidated Statements of Earnings totaled $20.0 million for 2009, $17.6 million for 2008 and $17.1 million for 2007.

The portfolio of mortgage servicing rights exposes BOK Financial to interest rate risk. During periods of falling interest rates, mortgage loan prepayments increase, reducing the value of the mortgage servicing rights. See Note 1 for specific accounting policies for mortgage servicing rights.

Activity in capitalized mortgage servicing rights and related valuation allowance during 2007, 2008 and 2009 are as follows (in thousands):

                                                  Capitalized Mortgage Servicing Rights
                                                 -------------------------------------
                                                   Purchased   Originated      Total
 -------------------------------------------------------------------------------------
 Balance at December 31, 2006                    $   12,813    $ 53,133   $  65,946
   Additions, net                                     3,628      14,080      17,708
   Change in fair value due to loan runoff           (2,478)     (8,274)    (10,752)
   Change in fair value due to market changes           (57)     (2,836)     (2,893)
 -------------------------------------------------------------------------------------
 Balance at December 31, 2007                    $   13,906   $  56,103   $  70,009
   Additions, net                                         -      19,220      19,220
   Change in fair value due to loan runoff           (2,286)     (9,676)    (11,962)
   Change in fair value due to market changes        (5,267)    (29,248)    (34,515)
 -------------------------------------------------------------------------------------
 Balance at December 31, 2008                    $    6,353     $36,399   $  42,752
   Additions, net                                         -      39,869      39,869
   Change in fair value due to loan runoff           (2,526)    (18,395)    (20,921)
   Change in fair value due to market changes         4,001       8,123      12,124
 -------------------------------------------------------------------------------------
 Balance at December 31, 2009                    $    7,828  $   65,996   $  73,824
 -------------------------------------------------------------------------------------

Fair value is determined by discounting the projected net cash flows. Significant assumptions are:

Discount rate - Indexed to a risk-free rate commensurate with the average life of the servicing portfolio plus a market premium. The discount rate at December 31, 2009 was 11.2%.

Prepayment rate - Annual prepayment estimates ranging from 8.1% to 26.9% based upon loan interest rate, original term and loan type.

Loan servicing costs - $43 to $66 annually per loan based upon loan type.

Escrow earnings rate - Indexed to rates paid on deposit accounts with a comparable average life. The escrow earnings rate at December 31, 2009 was 2.98%.

 The effect of a 50 basis point decrease in mortgage interest rates on all significant assumptions is expected to decrease the fair value of mortgage servicing rights by $9.7 million.

 Stratification of the mortgage loan-servicing portfolio, outstanding principal of loans serviced, and related hedging information by interest rate at December 31, 2009 follows (in thousands):

                                          < 5.51%     5.51% - 6.50%   6.51% - 7.50%     => 7.51%        Total
 --------------------------------------------------------------------------------------------------------------------
 Fair value                              $   42,150     $   23,480      $     6,630     $   1,564     $   73,824
  --------------------------------------------------------------------------------------------------------------------
 Outstanding principal of loans
   serviced(1)                           $3,433,000     $2,216,000      $   721,994     $ 141,006     $6,512,000
 --------------------------------------------------------------------------------------------------------------------

(1) Excludes outstanding principal of $828 million for loans serviced for affiliates and $27 million of mortgage loans for which there are no capitalized mortgage servicing rights.


On February 9, 2010, the Company finalized an agreement to purchase the rights to service approximately $4.1 billion of residential mortgage loans largely concentrated in New Mexico from Charter Bank of Albuquerque, New Mexico, for $34 million in cash. The loans to be serviced are predominantly held by Fannie Mae, Freddie Mac and Ginnie Mae.


(8) Deposits

Interest expense on deposits is summarized as follows (in thousands):

                              2009        2008        2007
                          -------------------------------------
 Transaction deposits      $  51,607   $ 121,403   $ 194,617
 Savings                         614         676       1,499
 Time:
    Certificates of deposits
      under $100,000          57,486      70,806      88,465
    Certificates of deposits
      $100,000 and over       37,193      78,965     110,791
    Other time deposits       17,462      17,074      17,374
 --------------------------------------------------------------
      Total time             112,141     166,845     216,630
 --------------------------------------------------------------
      Total                 $164,362    $288,924    $412,746
 --------------------------------------------------------------

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 were $2.1 billion and $3.1 billion, respectively.

Time deposit maturities are as follows: 2010 - $2.9 billion, 2011 - $187 million, 2012 - $120 million, 2013 - $131 million, 2014 - $60 million and $350 million thereafter. At December 31, 2009, the Company had $36 million in fixed rate, brokered certificates of deposits. The weighted-average interest rate paid on these certificates is 3.88%.

Interest expense on time deposits was reduced by $11.5 million and $6.9 million in 2009 and 2008, respectively, from the net accrued settlement of interest rate swaps. Interest expense on time deposits was increased by $2.6 million in 2007 from the net accrued settlement of interest rate swaps.

The aggregate amount of overdrawn transaction deposits that have been reclassified as loan balances was $13 million at December 31, 2009 and $35 million at December 31, 2008.

(9) Other Borrowings

Information relating to other borrowings is summarized as follows (dollars in thousands):

                                                                     December 31
                           -----------------------------------------------------------------------------------------------
                                         2009                              2008                          2007
                           -----------------------------------------------------------------------------------------------
                                                  Maximum                         Maximum                       Maximum
                                                Outstanding                     Outstanding                   Outstanding
                                                  At Any                          At Any                        At Any
                             Balance     Rate    Month End     Balance    Rate   Month End   Balance    Rate   Month End
                           ------------------------------------------------------------------------------------------------
  Parent Company:
   Revolving, unsecured line $        -     -%   $   50,000    $   50,000   3.78% $  50,000  $   50,000   5.42%$   50,000
  Subsidiary Banks:
     Funds purchased and
     repurchase agreements    2,471,743   0.29    2,798,274     3,025,399   0.72   3,686,019  3,225,131   4.30  3,225,131
     Federal Home Loan Bank
       advances               1,253,051   0.23    2,053,130       991,401   1.76   2,391,618    938,168   4.65    938,168
     Federal Reserve advances   850,000   0.25    1,100,000       450,000   0.24     450,000          -    -            -
     Subordinated debentures    398,539   5.53      398,539       398,407   5.51     398,407    398,273   5.91    548,187
     Other                       30,306   1.69       43,949        30,653   2.62      44,227     39,396   4.10     43,985
                           -------------                     -------------                 -------------
   Total subsidiary banks     5,003,639   0.71                  4,895,860   1.30              4,600,968   4.52
                           -------------                     -------------                 -------------
   Total other borrowings    $5,003,639   0.72                 $4,945,860   1.32             $4,650,968   4.53
                           -------------                     -------------                 -------------

Aggregate annual principal repayments of long-term debt at December 31, 2009 are as follows (in thousands):

                                 Parent    Subsidiary
                                 Company     Banks
                            ---------------------------
    2010                      $       -    $4,589,362
    2011                              -         2,055
    2012                              -         1,399
    2013                              -           525
    2014                              -           525
    Thereafter                        -       409,773
                            ---------------------------
    Total                     $       -    $5,003,639
                            ---------------------------

Funds purchased generally mature within one to ninety days from the transaction date. At December 31, 2009, securities sold under agreements to repurchase totaled $1.3 billion with related accrued interest payable of $194 thousand.

Additional information relating to repurchase agreements at December 31, 2009 is as follows (dollars in thousands):

                                                   Amortized        Market        Repurchase      Average
 Security Sold/Maturity                              Cost           Value       Liability(1)        Rate
 -------------------------------------------------------------------------------------------------------------
 U.S. Agency Securities:
    Overnight(1)                                   $1,188,400    $ 1,170,682      $1,006,619        0.31%
    Long-term                                         139,674        145,888         163,088        4.71
 -------------------------------------------------------------------------------------------------------------
      Total Agency Securities                      $1,328,074    $ 1,316,570      $1,169,707        0.93%
 -------------------------------------------------------------------------------------------------------------

(1) BOK Financial maintains control over the securities underlying overnight repurchase agreements and generally transfers control over securities underlying longer-term dealer repurchase agreements to the respective counterparty.

Borrowings from the Federal Home Loan Banks are used for funding purposes. In accordance with policies of the Federal Home Loan Banks, BOK Financial has granted a blanket pledge of eligible assets (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family loans and multifamily loans) as collateral for these advances. The Federal Home Loan Banks have issued letters of credit totaling $468 million to secure BOK Financial's obligations to depositors of public funds. The unused credit available to BOK Financial at December 31, 2009 pursuant to the Federal Home Loan Bank's collateral policies is $2.3 billion.

In 2008, the subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program. This is a temporary program which allows banks that are in generally sound financial condition to bid for funds. Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral. Funds borrowed under this program totaled $850 million at December 31, 2009.

Effective December 2, 2009, the Company amended the $188 million unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder. The amended terms of the credit agreement reduce the size of the credit agreement from $188 million to $100 million. Interest on the outstanding balance due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly. Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points. Previously, interest was due quarterly based on one-month LIBOR plus 125 basis points and the facility fee was paid quarterly on the unused portion of the commitment at 25 basis points. The maturity date was extended to December 2, 2012 from December 2, 2010 and as with the original agreement, it has no restrictive covenants. This credit agreement matures in December, 2010. At December 31, 2008, the outstanding balance under this credit agreement was $50 million. No amounts were outstanding under this credit agreement as of December 31, 2009.

In 2007, Bank of Oklahoma issued $250 million of subordinated debt due May 15, 2017. Interest on this debt is based upon a fixed rate of 5.75% through May 14, 2012 and on a floating rate of three-month LIBOR plus 0.69% thereafter. The proceeds of this debt were used to fund the Worth National Bank and First United Bank acquisitions and to fund continued asset growth.

In 2005, Bank of Oklahoma issued $150 million of 10-year, fixed rate subordinated debt. The cost of this subordinated debt, including issuance discounts and hedge loss is 5.56%. The proceeds of this debt were used to repay $95 million of BOK Financial's unsecured revolving line of credit and to provide additional capital to support asset growth. During 2006, a $150 million notional amount interest rate swap was designated as a hedge of changes in fair value of the subordinated debt due to changes in interest rates. The Company received a fixed rate of 5.257% and paid a variable rate based on 1-month LIBOR. This fair value hedging relationship was discontinued and the interest rate swap was terminated in April 2007.

(10) Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                           December 31,
                                       ----------------------
                                          2009       2008
                                       ----------------------
 Deferred tax liabilities:
    Available for sale securities
      mark-to-market                     $ 6,500    $     -
    Valuation adjustments                 30,000     33,800
    Mortgage servicing rights             37,900     29,500
    Lease financing                       18,200     19,800
    Other                                  5,200      2,300
 ------------------------------------------------------------
      Total deferred tax liabilities      97,800     85,400
 ------------------------------------------------------------

 Deferred tax assets:
    Available for sale securities
      mark-to-market                           -    126,300
    Stock-based compensation               7,100      6,500
    Credit loss reserves                 115,900     94,200
    Valuation adjustments                 26,000     23,900
    Deferred book income                  17,800     22,300
    Deferred compensation                 17,000     11,300
    Book expense in excess of pension
        contribution                       2,300      1,200
    Other                                 18,500     18,800
 ------------------------------------------------------------
      Total deferred tax assets          204,600    304,500
 ------------------------------------------------------------
 Deferred tax assets in excess of
   deferred tax liabilities              $106,800   $219,100
 ------------------------------------------------------------

The significant components of the provision for income taxes attributable to continuing operations for BOK Financial are shown below (in thousands):

                              Years ended December 31,
                         -----------------------------------
                             2009       2008       2007
                         -----------------------------------
 Current:
    Federal               $ 112,163   $ 108,879  $ 119,025
    State                    16,759       7,377     10,179
 -----------------------------------------------------------
    Total current           128,922     116,256    129,204
 -----------------------------------------------------------

 Deferred:
    Federal                 (19,835)    (47,685)   (12,935)
    State                    (2,382)     (3,662)      (508)
 -----------------------------------------------------------
    Total deferred          (22,217)    (51,347)   (13,443)
 -----------------------------------------------------------
      Total income tax    $ 106,705   $  64,909  $ 115,761
 -----------------------------------------------------------

The reconciliations of income attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense are as follows (in thousands):

                                 Years ended December 31,
                              -------------------------------
                                 2009      2008      2007
                              -------------------------------
 Amount:
    Federal statutory tax      $108,752   $73,710  $117,865
    Tax exempt revenue           (4,616)   (4,173)   (4,204)
    Effect of state income
      taxes,
      net of federal benefit      9,165     1,278     5,783
    Non-controlling interest     (1,204)    2,643    (1,167)
    Utilization of tax credits   (1,327)   (1,234)   (1,218)
    Bank-owned life insurance    (3,424)   (3,555)   (3,411)
    Charitable contribution           -    (2,852)        -
    Reduction of tax accrual          -    (2,437)        -
    Other, net                     (641)    1,529     2,113
 ------------------------------------------------------------
      Total                    $106,705   $64,909  $115,761
 ------------------------------------------------------------

Due to the favorable resolution of certain tax issues for the tax periods ended December 31, 2004, BOK Financial reduced its tax accrual by $2.4 million in 2008, which was credited against current income tax expense.

                                  Years ended December 31,
                               -------------------------------
                                  2009      2008      2007
                               -------------------------------
 Percent of pretax income:
    Federal statutory rate         35%       35%       35%
    Tax-exempt revenue             (2)       (2)       (1)
    Effect of state income taxes,
      net of federal benefit        3         1         1
    Non-controlling interest       (1)        1        (1)
    Bank-owned life insurance      (1)       (2)       (1)
    Charitable contribution         -        (1)        -
    Reduction of tax accrual        -        (1)        -
    Other, net                      -         -         1
 -------------------------------------------------------------
      Total                        34%       31%       34%
 -------------------------------------------------------------

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

                                           2009      2008
                                        ---------------------
 Balance as of January 1                $ 13,200  $ 13,200
    Additions for tax for current year
      positions                            4,050     3,800
    Settlements during the period              -      (100)
    Decreases in tax for prior year
      positions                             (700)        -
    Lapses of applicable statute of
      limitations                         (4,250)   (3,700)
 ------------------------------------------------------------
  Balance as of December 31             $ 12,300  $ 13,200
 ------------------------------------------------------------

Any of the above unrecognized tax benefits, if recognized, would affect the effective tax rate.

BOK Financial recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, the Company recognized $1.4 million and $1.5 million, respectively, in interest and penalties. The Company had approximately $2.7 million and $3.0 million for the payment of interest and penalties accrued as of December 31, 2009 and 2008, respectively. Federal statutes remain open for federal tax returns filed in the previous three reporting periods. Various state income tax statutes remain open for the previous three to six reporting periods.

One of our acquired entities is currently under examination by the Internal Revenue Service ("IRS") for the year ending May 31, 2007 and the related carry-back period. Refunds claimed in the carry-back period total $3.5 million. The ultimate resolution is unlikely to have a material impact on the financial statements. Also during 2008, the IRS exam for the year ended December 31, 2005 for the same acquired entity was closed with no adjustments.

(11) Employee Benefits

BOK Financial sponsors a defined benefit cash balance Pension Plan for all employees who satisfy certain age and service requirements. Pension Plan benefits were curtailed as of April 1, 2006. No participants may be added to the plan and no additional service benefits will be accrued. Interest will continue to accrue on employees' account balances at 5.25%.

The following table presents information regarding this plan (dollars in thousands):

                                                                                  December 31,
                                                                           --------------------------
                                                                               2009         2008
                                                                           ---------------------------
 Change in projected benefit obligation:
    Projected benefit obligation at beginning of year                        $39,099    $ 46,183
    Service cost                                                                   -           -
    Interest cost                                                              2,403       2,685
    Actuarial (gain) loss                                                      7,517      (1,205)
    Benefits paid                                                             (2,438)     (8,564)
 -----------------------------------------------------------------------------------------------------
 Projected benefit obligation at end of year(1,2)                           $ 46,581    $ 39,099
 -----------------------------------------------------------------------------------------------------

 Change in plan assets:
    Plan assets at fair value at beginning of year                           $35,301    $ 58,089
    Actual return on plan assets                                               8,826     (14,224)
    Company contributions                                                          -           -
    Benefits paid                                                             (2,438)     (8,564)
 -----------------------------------------------------------------------------------------------------
 Plan assets at fair value at end of year                                   $ 41,689    $ 35,301
 -----------------------------------------------------------------------------------------------------

 Funded status of the plan                                                   $(4,892)    $(3,798)
 -----------------------------------------------------------------------------------------------------

 Components of net periodic benefit costs:
    Service cost                                                             $     -    $      -
    Interest cost                                                              2,403       2,685
    Expected return on plan assets                                            (2,190)     (3,910)
    Amortization of unrecognized net loss                                      2,180         496
 -----------------------------------------------------------------------------------------------------
 Net periodic pension cost (benefit)                                         $ 2,393    $   (729)
 -----------------------------------------------------------------------------------------------------

(1)  Projected benefit obligation equals accumulated benefit obligation.
(2)  Projected benefit obligation is based on a January 1 measurement date.


 Weighted-average assumptions as of December 31:
    Discount rate                                                                5.15%       6.50%
    Expected return on plan assets                                               5.25%       7.00%
    Rate of compensation increase                                                N/A         N/A

As of December 31, 2009, expected future benefit payments related to the Pension Plan were as follows (in thousands):

          2010                               $ 3,128
          2011                                 3,251
          2012                                 3,584
          2013                                 3,491
          2014                                 3,704
          2015 through 2019                   16,889
                                           -------------
                                             $34,047
                                           -------------

Assets of the Pension Plan consist primarily of shares in the Cavanal Hill Balanced Fund. The stated objective of this fund is to provide an attractive total return through a broadly diversified mix of equities and bonds. The typical portfolio mix is approximately 60% equities and 40% bonds. The net asset value of shares in the Cavanal Hill Funds is reported daily based on market quotations for the Fund's securities. If market quotations are not readily available, the securities' fair values are determined by the Fund's pricing committee. The inception-to-date return on the fund, which is used as an indicator when setting the expected return on plan assets, was 6.58%. As of December 31, 2009, the expected return on plan assets for 2010 is 5.25%. The maximum allowed and minimum required Pension Plan contributions for 2009 were $22.6 million and $364 thousand, respectively. The minimum contribution will be made for 2009. No contribution was made for 2008. We expect approximately $2.5 million of net pension costs currently in accumulated other comprehensive income to be recognized as net periodic pension cost in 2010.

Employee contributions to the Thrift Plan are eligible for Company matching equal 6% of base compensation, as defined in the plan. The Company-provided matching contribution rates range from 50% for employees with less than four years of service to 200% for employees with 15 or more years of service. Additionally, a maximum Company-provided, non-elective annual contribution of up to $750 is made for employees whose annual base compensation is less than $40,000. Total non-elective contributions were $998 thousand in 2009, $955 thousand in 2008 and $999 thousand in 2007.

Participants may direct investments in their accounts to a variety of options, including a BOK Financial common stock fund. Employer contributions, which are invested in accordance with the participant's investment options, vest over five years. Thrift Plan expenses were $13.0 million, $12.1 million and $11.6 million for 2009, 2008 and 2007, respectively.

BOK Financial also sponsors a defined benefit post-retirement employee medical plan, which pays 50 percent of annual medical insurance premiums for retirees who meet certain age and service requirements. Assets of the retiree medical plan consist primarily of shares in a cash management fund. The post-retirement medical plan is limited to current retirees and certain employees who were age 60 or older at the time the plan was frozen in 1993. The net obligation recognized under the plan was $2.2 million at December 31, 2009. A 1% change in medical expense trends would not significantly affect the net obligation or cost of this plan.

BOK Financial offers numerous incentive compensation plans that are aligned with the Company's growth strategy. Compensation awarded under these plans may be based on defined formulas, other performance criteria or discretionary. Incentive compensation is designed to motivate and reinforce sales and customer service behavior in all markets. Earnings were charged $91.2 million in 2009, $83.2 million in 2008 and $71.4 million in 2007 for incentive compensation plans.


(12) Stock Compensation Plans

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

The following table presents options outstanding during 2007, 2008 and 2009 under these plans:

                                                Weighted-
                                                 Average
                                                 Exercise
                                     Number       Price
                                   --------------------------
 Options outstanding at
    December 31, 2006               3,496,625      $38.63
 Options awarded                      956,475       54.18
 Options exercised                   (703,833)      32.41
 Options forfeited                   (429,848)      43.74
 Options expired                       (1,249)      45.80
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2007               3,318,170      $43.50
 Options awarded                    1,098,172       47.71
 Options exercised                   (498,700)      33.05
 Options forfeited                   (271,250)      47.96
 Options expired                      (70,924)      49.91
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2008               3,575,468      $45.77
 Options awarded                      913,880       37.24
 Options exercised                   (280,572)      33.49
 Options forfeited                   (487,793)      44.83
 Options expired                     (199,220)      51.76
 ------------------------------------------------------------
 Options outstanding at
    December 31, 2009               3,521,763      $44.58
 ------------------------------------------------------------
 Options vested at
    December 31, 2009                 903,380      $43.37
 ------------------------------------------------------------

The following table summarizes information concerning currently outstanding and vested stock options:

               Options Outstanding               Options Vested
 -----------------------------------------------------------------
                             Weighted
                             Average   Weighted          Weighted
    Range of                Remaining   Average           Average
    Exercise      Number   Contractual Exercise   Number Exercise
     Prices    Outstanding Life (years)  Price    Vested   Price
 ------------------------------------------------------------------
   $17.37          33,482      1.00      $17.37   33,482   $17.37
28.27 - 30.87     214,242      1.80       29.96  161,268    29.67
    36.65         676,219      6.00       36.65     -        -
    37.74         216,517      2.50       37.74  100,306    37.74
38.91 - 44.30      93,533      1.00       41.75     -        -
45.15 - 47.34     437,242      3.00       47.31  191,724    47.31
47.05 - 48.53     509,079      3.50       47.06  184,034    47.07
    47.67          44,319      2.00       47.67     -        -
    48.46         694,057      5.00       48.46   53,566    48.46
53.88 - 54.28      93,724      0.12       54.09   93,724    54.09
    54.33         509,349      4.00       54.33   85,276    54.33
  ------------------------------------------------------------------

Compensation expense for stock options is generally recognized based on the fair value of options granted over the options' vesting period. The fair value of options was determined as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                   2009       2008       2007
                                ----------- ---------- ----------
Average risk-free interest rate  1.32%       3.50%      4.68%
Dividend yield                   2.50%       1.70%      1.10%
Volatility factors                .218        .147       .143
Weighted average expected life  4.9 years   4.9 years  4.9 years
Weighted average fair value       $5.36       $7.09      $9.91

Compensation cost of stock options granted that may be recognized as compensation expense in future years totaled $8.5 million at December 31, 2009. Subject to adjustments for forfeitures, we expect to recognize compensation expense for current outstanding options of $3.7 million in 2010, $2.4 million in 2011, $1.3 million in 2012, $720 thousand in 2013, $330 thousand in 2014 and $100 thousand thereafter. Stock option expense for the years ended December 31, 2009, 2008 and 2007 was $5.9 million, $7.8 million and $6.3 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $11.8 million and $14.9 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2009 and 2008 was $10.4 million and $19.2 million, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2009 and 2008 was $3.7 million and $656 thousand, respectively.

BOK Financial also issues non-vested common shares under the various stock-based compensation plans. At December 31, 2009, a total of 282,772 non-vested common shares have been awarded, including 156,339 awarded in 2009. The weighted average grant date fair value of non-vested shares awarded in 2009 was $35.31 per share. During 2009, 13,625 shares which had an average grant date fair value of $47.34 per share vested and 12,481 shares which had an average grant date fair value of $46.61 per share were forfeited. Unrecognized compensation cost of non-vested shares totaled $6.6 million at December 31, 2009. Subject to adjustment for forfeitures, we expect to recognize compensation expense of $2.0 million in 2010, $1.8 million in 2011, $1.6 million in 2012, $1.1 million in 2013 and $40 thousand in 2014.

BOK Financial permits certain executive officers to defer recognition of taxable income from their stock-based compensation. Deferred compensation may also be diversified into investments other than BOK Financial common stock.

Stock-based compensation subject to these deferral plans is recognized as a liability award rather than as an equity award. Compensation expense is based on the fair value of the award recognized over the vesting period. At December 31, 2009, the recorded obligation for liability awards was $2.4 million. Compensation cost of liability awards was an expense of $1.3 million in 2009, a benefit of $471 thousand in 2008 and an expense of $506 thousand in 2007.

During   January  2010,   BOK  Financial   awarded  the  following   stock-based
compensation:

                             ---------- --------- ------------
                                        Exercise  Fair Value /
                              Number     Price        Award
                             ---------- --------- ------------
  Equity awards:
    Stock options             241,720     $48.30   $10.17
    Non-vested stock          173,857         -     48.30
                             ----------
    Total equity awards       415,577
                             ----------
  Total stock-based awards    415,577
  -------------------------- ---------- --------- ------------

The aggregate compensation cost of these awards totaled approximately $10.9 million. This cost will be recognized over the vesting periods, subject to adjustments for forfeitures. None of the stock-based compensation awards in January 2010 are subject to deferred compensation plans.


(13) Related Parties

In compliance with applicable regulations, the Company may extend credit to certain executive officers, directors, principal shareholders and their affiliates (collectively referred to as "related parties") in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company's loans to related parties do not involve more than the normal credit risk and there are no nonaccrual or impaired related party loans outstanding at December 31, 2009 or 2008. Activity in loans to related parties is summarized as follows (in thousands):

                                     2009         2008

                                  ------------ ------------
  Beginning balance                $207,140     $252,051
     Advances                       676,743      734,553
     Payments                      (666,159)    (704,433)
     Charge-offs(2)                       -      (26,000)
     Adjustments(1)                     (26)     (49,031)
  ------------------------------- ------------ ------------
  Ending balance                   $217,698     $207,140
  ------------------------------- ------------ ------------

(1) Adjustments generally consist of changes in status as a related party. In 2008, adjustments include $48 million of loans to SemGroup, L.P., which ceased to be a related party upon resignation of Thomas L. Kivisto, its principal owner, from the Company's Board of Directors. Approximately $12 million of these loans remain outstanding at December 31, 2009 and are nonperforming.
(2) In 2008, the Company charged off $26 million of the balance due from SemGroup, L.P.

Certain related parties are customers of the Company for services other than loans, including consumer banking, corporate banking, risk management, wealth management, brokerage and trading, or fiduciary/trust services. The Company engages in transactions with related parties in the ordinary course of business in compliance with applicable regulations.

The Company has an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder as more fully described in Note 9. The Company also rents office space in facilities owned by affiliates of Mr. Kaiser. Lease payments for 2009 totaled $1.0 million.

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

Cavanal Hill Investment Management, Inc., a wholly-owned subsidiary of BOk, is the administrator to and investment advisor for the Cavanal Hill Funds (the "Funds"), a diversified, open-ended investment company established as a business trust under the Investment Company Act of 1940 (the "1940 Act"). BOk is custodian and BOSC, Inc. is distributor for the Funds. The Funds' products are offered to customers, employee benefit plans, trusts and the general public in the ordinary course of business. Approximately 99% of the Funds' assets of $2.6 billion are held for the Company's clients. A Company executive officer serves on the Funds' board of trustees and BOk officers serve as president and secretary of the Funds. A majority of the members of the Funds' board of trustees are, however, independent of the Company and the Funds are managed by its board of trustees.


(14) Commitments and Contingent Liabilities

On April 7, 2008, AXIA and its parent, BOK, received a Wells notice from the regional office of the SEC in Los Angeles indicating that the staff is considering recommending that the SEC bring a civil injunctive action against AXIA and BOK for violations of Section 17(a) of the Securities Act of 1955,
Section 10(b) of the Securities Exchange Act of 1934, Sections 206(1) and (2) of the Investment Advisors Act of 1940, and Sections 12(b) and 34(b) of the Investment Company Act of 1940. During 2009, the staff of the SEC advised the Company that it does not intend to recommend the Commission take any action as originally contemplated by the Wells Notice received by the Company in connection with the Staff's investigation of BISYS Fund Services Ohio, Inc.

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

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. A contingent liability was recognized for the Company's share of Visa's covered litigation liabilities. This contingent liability totaled $2.2 million at December 31, 2009. During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash. BOK Financial recognized a $2.2 million receivable for its proportionate share of this escrow account.

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

At December 31, 2009, Cavanal Hill Funds' assets included $794 million of U.S. Treasury, $1.1 billion of cash management and $550 million of tax-free money market funds. Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities. The net asset value of units in these funds was $1.00 at December 31, 2009. An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries. BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00. No assets were purchased from the funds in 2009, 2008 or 2007.

BOk is obligated under a long-term lease for its bank premises owned by Williams Companies, Inc. and located in downtown Tulsa. The Chairman and CEO of the Williams Companies, Inc. is a director of BOK Financial Corporation. The lease term, which began November 1, 1976, is for fifty-seven years with options to terminate in 2014 and 2024. Annual base rent is $3.2 million. BOk subleases portions of its space for annual rents of $206 thousand in 2010. Net rent expense on this lease was $3.0 million in 2009, 2008 and 2007. Total rent expense for BOK Financial was $21.4 million in 2009, $20.3 million in 2008 and $18.8 million in 2007.

At December 31, 2009, future minimum lease payments for equipment and premises under operating leases were as follows: $17.0 million in 2010, $15.5 million in 2011, $12.3 million in 2012, $10.1 million in 2013, $9.3 million in 2014 and a total of $89.4 million thereafter. Premises leases may include options to renew at then current market rates and may include escalation provisions based upon changes in the consumer price index or similar benchmarks.

The Federal Reserve Bank requires member banks to maintain certain minimum average cash balances. These balances were approximately $723 million and $373 million at December 31, 2009 and 2008, respectively.

BOSC, Inc., a wholly-owned subsidiary of BOK Financial, is an introducing broker to Pershing, LLC for retail equity investment transactions. As such, it has indemnified Pershing, LLC against losses due to a customer's failure to settle a transaction or to repay a margin loan. All unsettled transactions and margin loans are secured as required by applicable regulation. The amount of customer balances subject to indemnification totaled $2.3 million at December 31, 2009.

At December 31, 2009, the Company has funded $51.7 million and has commitments to fund an additional $9.9 million in various unrelated alternative investments. Alternative investments generally consist of limited partnership interests in or loans to entities that invest in distressed real estate loans and properties, energy development, venture capital and other activities. The Company is prohibited by banking regulations from controlling or actively managing the activities of these investments.

BOKF Equity, LLC, indirectly a wholly-owned subsidiary of BOK Financial, is the general partner in two private equity funds ("the Funds"). The Funds provide alternative investment opportunities to certain customers, some of which are related parties, through limited partnerships. The Funds generally invest in distressed assets, asset buy-out or venture capital limited partnerships or limited liability companies. The Funds' assets totaled $22.9 million and the limited partners' ownership interests in the Funds totaled $19.4 million at December 31, 2009. The Funds have no debt. The general partner has contingent obligations through the Funds to make additional investments totaling $18.9 million as of December 31, 2009. Substantially all of those contingent obligations are offset by commitments of the limited partners.

Bank of Oklahoma guarantees rents totaling $28.7 million through September, 2017 to the City of Tulsa ("City") as owner of a building immediately adjacent to the Bank's main office for space currently rented by third-party tenants in the building. All rent payments are current. Remaining guaranteed rents totaled $22.8 million at December 31, 2009. In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City over the next 10 years from currently vacant space in the same building. None of this additional space has been rented to outside parties since the date of the agreement. The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints. Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings will not be material in the aggregate.


 (15) Shareholders' Equity

Preferred Stock

One billion shares of preferred stock with a par value of $0.00005 per share are authorized. The Series A Preferred Stock has no voting rights except as otherwise provided by Oklahoma corporate law and may be converted into one share of Common Stock for each 36 shares of Series A Preferred Stock at the option of the holder. Dividends are cumulative at an annual rate of ten percent of the $0.06 per share liquidation preference value when declared and are payable in cash. Aggregate liquidation preference is $15 million. No Series A Preferred Stock was outstanding in 2009, 2008 or 2007.

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

Cash dividends paid on common stock totaled $64 million, $59 million and $50 million in 2009, 2008 and 2007, respectively.

Subsidiary Banks

The amounts of dividends that BOK Financial's subsidiary banks can declare and the amounts of loans the subsidiary banks can extend to affiliates are limited by various federal banking regulations and state corporate law. Generally, dividends declared during a calendar year are limited to net profits, as defined, for the year plus retained profits for the preceding two years. The amounts of dividends are further restricted by minimum capital requirements. Pursuant to the most restrictive of the regulations at December 31, 2009, BOK Financial's subsidiary banks could declare dividends up to $225 million without prior regulatory approval. Management has developed and the Board of Directors has approved an internal capital policy that is more restrictive than the regulatory capital standards. As of December 31, 2009, the subsidiary banks could declare dividends of up to $190 million under this policy. The subsidiary banks declared and paid dividends of $172 million, $76 million and $254 million in 2009, 2008 and 2007, respectively.

As defined by banking regulations, loan commitments and equity investments to a single affiliate may not exceed 10% of unimpaired capital and surplus and loan commitments and equity investments to all affiliates may not exceed 20% of unimpaired capital and surplus. All loans to affiliates must be fully secured by eligible collateral. At December 31, 2009, loan commitments and equity investments were limited to $246 million to a single affiliate and $492 million to all affiliates. The largest loan commitment and equity investment to a single affiliate was $200 million and the aggregate loan commitments and equity investments to all affiliates were $323 million. The largest outstanding amount to a single affiliate was $44 million and the total outstanding amounts to all affiliates were $83 million. At December 31, 2008, total loan commitments and equity investments to all affiliates were $203 million. Total outstanding amounts to all affiliates were $64 million.

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

For a banking institution to qualify as well capitalized, Tier I, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively. Tier I capital consists primarily of common stockholders' equity, excluding unrealized gains or losses on available for sale securities, less goodwill, core deposit premiums and certain other intangible assets. Total capital consists primarily of Tier I capital plus preferred stock, subordinated debt and reserves for credit losses, subject to certain limitations. All of BOK Financial's banking subsidiaries exceeded the regulatory definition of well capitalized.

                                                                          December 31,
                                                   ------------------------------------------------------------
                                                                2009                          2008
                                                   ------------------------------------------------------------
                                                        Amount          Ratio          Amount        Ratio
                                                   ------------------------------------------------------------
 (Dollars in thousands)
 Total Capital (to Risk Weighted Assets):
    Consolidated                                    $    2,492,771       14.43%    $    2,356,948       12.81%
    BOk                                                  1,623,887       13.82          1,584,353       12.22
    Bank of Texas                                          452,420       10.62            440,303       11.07
    Bank of Albuquerque                                    131,523       16.99            127,910       17.20
    Bank of Arkansas                                        37,202       16.13             34,395       12.18
    Colorado State Bank and Trust                           93,201       12.16             87,370       12.41
    Bank of Arizona                                         28,023       10.63             25,136       10.65
    Bank of Kansas City                                     14,679       17.86             16,057       28.42
 Tier I Capital (to Risk Weighted Assets):
    Consolidated                                    $    1,876,778       10.86%    $    1,728,926        9.40%
    BOk                                                  1,079,037        9.18          1,032,120        7.96
    Bank of Texas                                          398,937        9.36            390,444        9.82
    Bank of Albuquerque                                    121,816       15.73            118,588       15.94
    Bank of Arkansas                                        34,286       14.87             30,842       10.92
    Colorado State Bank and Trust                           85,328       11.13             80,232       11.39
    Bank of Arizona                                         24,676        9.36             22,133        9.37
    Bank of Kansas City                                     13,771       16.75             15,424       27.30
 Tier I Capital (to Average Assets):
    Consolidated                                    $    1,876,778       8.05%     $    1,728,926       7.89%
    BOk                                                  1,079,037       6.45           1,032,120       6.46
    Bank of Texas                                          398,937       7.24             390,444       9.30
    Bank of Albuquerque                                    121,816       6.54             118,588       7.22
    Bank of Arkansas                                        34,286      12.85              30,842      10.80
    Colorado State Bank and Trust                           85,328       6.96    -         80,232       6.90
    Bank of Arizona                                         24,676       9.60    -         22,133       9.55
    Bank of Kansas City                                     13,771      10.17    -         15,424      23.88

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

                                                    Unrealized     Other   Accumulated  Unrealized
                                                    Gain (Loss)    Than     (Loss) on     (Loss)
                                                   On Available  Temporary  Effective       On
                                                     For Sale   Impairment  Cash Flow    Employee
                                                    Securities    Losses      Hedges   Benefit Plans    Total
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2006                       $ (59,152)   $      -   $  (2,935) $ (11,357)    $ (73,444)
     Unrealized gains on securities                     48,308           -           -          -        48,308
     Unrealized gains on cash flow hedges                    -           -       2,201          -         2,201
     Unrealized gains on employee benefit plans              -           -           -      7,518         7,518
     Tax benefit (expense) on unrealized gains (losses)(17,239)          -        (856)    (2,925)      (21,020)
     Reclassification adjustment for losses
       realized and included in net income               8,117           -         211       (384)        7,944
     Reclassification adjustment for tax benefit
       on realized losses                               (2,809)          -         (82)       150        (2,741)
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2007                       $ (22,775)$          -  $  (1,461) $  (6,998)    $ (31,234)
     Unrealized losses on securities                  (236,990)          -           -          -      (236,990)
     Unrealized gains on cash flow hedges                    -           -         139          -           139
     Unrealized losses on employee benefit plans             -           -           -    (16,434)      (16,434)
     Tax benefit (expense) on unrealized gains (losses) 70,492           -         (54)     6,393        76,831
     Reclassification adjustment for (gains) losses
       realized and included in net income             (21,926)          -         289          -       (21,637)
     Reclassification adjustment for tax expense
       (benefit) on realized gains (losses)              6,551           -        (112)         -         6,439
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2008                       $(204,648)     $    -   $  (1,199) $ (17,039)    $(222,886)
     Unrealized gains on securities                    418,477      10,053           -          -       428,530
     Other-than-temporary impairments losses on securities   -     (94,741)          -          -       (94,741)
     Unrealized gains on employee benefit plans              -           -           -        926           926
     Tax benefit (expense) on unrealized gains (losses)(146,743)    31,688           -       (360)     (115,415)
     Reclassification adjustment for (gains) losses
       realized and included in net income             (11,970)          -         262          -       (11,708)
     Reclassification adjustment for tax expense
       (benefit) on realized gains (losses)              4,656           -        (102)         -         4,554
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2009                       $  59,772   $ (53,000)  $  (1,039) $ (16,473)    $ (10,740)
  ----------------------------------------------------------------------------------------------------------------

(16) Earnings per Share

Effective January 1, 2009, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities. Accordingly, earnings per common share are computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method, the effects of which were not material. The following table presents the computation of basis and diluted earnings per share (dollar in thousands, except per share data):

                                                                          Years ended December 31,
                                                                  -----------------------------------------
                                                                       2009         2008         2007
                                                                  -----------------------------------------
Numerator:
   Net income                                                      $  200,578    $  153,232   $  217,664
   Earnings allocated to participating securities                        (818)         (384)        (462)
-----------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - income
   available to common shareholders                                   199,760       152,848      217,202
Effect of reallocating undistributed earnings of participating securities   1           (40)           2
-----------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share - income available
   to common shareholders                                          $  199,761    $  152,808   $  217,204
-----------------------------------------------------------------------------------------------------------
Denominator:
Weighted average shares outstanding                                67,653,035    67,428,086   67,220,529
Less:  Participating securities included in weighted average
    shares outstanding                                               (277,648)     (125,096)    (137,329)
-----------------------------------------------------------------------------------------------------------
Denominator for basic earnings per common share                    67,375,387    67,302,990   67,083,200
    Dilutive effect of employee stock compensation plans (1)          112,557       158,371      436,542
-----------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common share                  67,487,944    67,461,361   67,519,742
-----------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $  2.96       $  2.27      $  3.24
-----------------------------------------------------------------------------------------------------------
Diluted earnings per share                                            $  2.96       $  2.27      $  3.22
-----------------------------------------------------------------------------------------------------------

(1) Excludes employee stock options with exercise prices greater
than current market price.                                          2,735,375     1,571,239      799,087


 (17) Reportable Segments

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

                                                                              Funds
                                  Commercial      Consumer      Wealth     Management
 (In Thousands)                     Banking       Banking     Management    and Other      Total
                                ---------------------------------------------------------------------
 Year ended December 31, 2009

 Net interest revenue/(expense)
    from external sources          $  345,375     $   57,893    $ 25,899    $ 281,197   $   710,364
 Net interest revenue/(expense)
    from internal sources             (52,598)        73,565      18,746      (39,713)            -
 ----------------------------------------------------------------------------------------------------
 Total net interest revenue           292,777        131,458      44,645      241,484       710,364

 Other operating revenue              133,703        182,895     156,360       11,688       484,646
 Operating expense                    224,065        256,337     171,543       50,947       702,892
 Net loans charged off                100,749         24,366      11,399       59,386       195,900
 Change in fair value of
    mortgage servicing rights               -         12,124           -            -        12,124
 Gains (losses) on financial
    instruments, net                        -        (13,198)          -       21,542         8,344
 Gains (losses) on repossessed
    assets, net                        (7,500)         1,773           -         (238)       (5,965)
 ----------------------------------------------------------------------------------------------------
 Income before taxes                   94,166         34,349      18,063      164,143       310,721
 Federal and state income tax          36,630         13,362       7,026       49,687       106,705
 ----------------------------------------------------------------------------------------------------
 Net income before
      non-controlling interest         57,536         20,987      11,037      114,456       204,016
 Net income (loss) attributable
      to non-controlling interest           -              -           -        3,438         3,438
 ----------------------------------------------------------------------------------------------------
 Net income                        $   57,536     $   20,987    $ 11,037    $ 111,018   $   200,578
 ----------------------------------------------------------------------------------------------------

 Average assets                  $ 10,116,014     $6,149,598  $3,032,007   $3,839,768   $23,137,387
 Average invested capital           1,042,101        225,540     194,731      614,669     2,077,041

 Performance measurements:
    Return on assets                     0.57%          0.34%        0.36%          -         0.87%
    Return on invested capital           5.52           9.31         5.67           -         9.66
    Efficiency ratio                    52.54          81.54        85.34           -        58.82


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue        Revenue       Expense      Income       Assets
                              ---------------------------------------------------------------------
 Total reportable segments       $468,880      $ 472,958      $645,548     $ 89,560   $19,297,619
 Unallocated items:
    Tax-equivalent adjustment       8,074              -             -        8,074             -
    Funds management and other
      (including eliminations),
       net                        233,410         11,688        51,185      102,944     3,839,768
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $710,364      $ 484,646      $696,733     $200,578   $23,137,387
 --------------------------------------------------------------------------------------------------

                                                                              Funds
                                  Commercial      Consumer      Wealth     Management
 (In Thousands)                     Banking       Banking     Management    and Other      Total
                                ---------------------------------------------------------------------
 Year ended December 31, 2008

 Net interest revenue/(expense)
    from external sources          $  451,624     $   32,076    $ 12,617    $ 150,545   $   646,862
 Net interest revenue/(expense)
    from internal sources            (134,191)       118,728      32,853      (17,390)            -
 ----------------------------------------------------------------------------------------------------
 Total net interest revenue           317,433        150,804      45,470      133,155       646,862

 Other operating revenue              107,185        148,885     156,133       (6,415)      405,788
 Operating expense                    216,655        219,024     149,966       42,733       628,378
 Net loans charged off                 81,966         16,726       2,961      100,940       202,593
 Change in fair value of
    mortgage servicing rights               -        (34,515)          -            -       (34,515)
 Gains (losses) on financial
    instruments, net                    4,689         12,525          (7)       5,729        22,936
 Gains (losses) on repossessed
    assets, net                           (82)           193           -          378           489
 ----------------------------------------------------------------------------------------------------
 Income (loss) before taxes           130,604         42,142      48,669      (10,826)      210,589
 Federal and state income tax          50,805         16,393      18,932      (21,221)       64,909
 ----------------------------------------------------------------------------------------------------
 Net income before
      non-controlling interest         79,799         25,749      29,737       10,395       145,680
 Net income (loss) attributable to
      non-controlling interest              -              -           -       (7,552)       (7,552)
 ----------------------------------------------------------------------------------------------------
 Net income                        $   79,799     $   25,749    $ 29,737    $  17,947   $   153,232
 ----------------------------------------------------------------------------------------------------

 Average assets                  $ 11,049,565     $5,764,667  $2,193,386    $2,602,201  $21,609,819
 Average invested capital           1,103,656        207,586     183,845      512,810     1,946,342

 Performance measurements:
    Return on assets                     0.72%          0.45%        1.36%          -         0.71%
    Return on invested capital           7.23          12.40        16.18           -         7.87
    Efficiency ratio                    51.02          73.08        74.39           -        59.69


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue        Revenue       Expense      Income       Assets
                              ---------------------------------------------------------------------
 Total reportable segments       $513,707      $ 412,203      $620,049     $135,285   $19,007,618
 Unallocated items:
    Tax-equivalent adjustment       8,228              -             -        8,228             -
    Funds management and other
      (including eliminations),
       net                        124,927         (6,415)       42,355        9,719     2,602,201
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $646,862      $ 405,788      $662,404     $153,232   $21,609,819
 --------------------------------------------------------------------------------------------------

                                                                              Funds
                                  Commercial      Consumer      Wealth     Management
 (In Thousands)                     Banking       Banking     Management    and Other      Total
                                ---------------------------------------------------------------------
 Year ended December 31, 2007

 Net interest revenue/(expense)
    from external sources          $  526,225     $   (7,807)   $  8,562    $  17,505   $   544,485
 Net interest revenue/(expense)
    from internal sources            (200,390)       163,028      37,627         (265)            -
 ----------------------------------------------------------------------------------------------------
 Total net interest revenue           325,835        155,221      46,189       17,240       544,485

 Other operating revenue              131,081        144,585     130,681        1,679       408,026
 Operating expense                    201,876        193,600     133,436       43,265       572,177
 Net loans charged off                  9,747          9,233       1,513       14,228        34,721
 Change in fair value of
    mortgage servicing rights               -         (2,893)          -            -        (2,893)
 Gains (losses) on financial
    instruments, net                    1,075           (486)         13       (6,648)       (6,046)
 Gains (losses) on repossessed
    assets, net                            10            107           -          (34)           83
 ----------------------------------------------------------------------------------------------------
 Income (loss) before taxes           246,378         93,701      41,934      (45,256)      336,757
 Federal and state income tax          95,841         36,450      16,312      (32,842)      115,761
 ----------------------------------------------------------------------------------------------------
 Net income (loss) before non-
      controlling interest            150,537         57,251      25,622      (12,414)      220,996
 Net income (loss) attributable to
      non-controlling interest              -              -           -        3,332         3,332
 ----------------------------------------------------------------------------------------------------
 Net income (loss)                 $  150,537     $   57,251    $ 25,622    $ (15,746)  $   217,664
 ----------------------------------------------------------------------------------------------------

 Average assets                  $  9,646,637     $5,509,485  $1,743,943    $2,125,703  $19,025,768
 Average invested capital           1,095,314        180,393     171,159      365,597     1,812,463

 Performance measurements:
    Return on assets                     1.56%          1.04%        1.47%          -         1.14%
    Return on invested capital          13.77          31.74        14.97           -        12.01
    Efficiency ratio                    44.08          64.58        75.44           -        60.07


Reconciliation to Consolidated Financial Statements

                                                 Other         Other
                               Net Interest    Operating     Operating       Net        Average
                                 Revenue        Revenue       Expense      Income       Assets
                              ---------------------------------------------------------------------
 Total reportable segments       $527,245      $ 406,347      $531,688     $233,410   $16,900,065
 Unallocated items:
    Tax-equivalent adjustment       9,120              -             -        9,120             -
    Funds management and other
      (including eliminations),
       net                          8,120          1,679        43,299      (24,866)    2,125,703
 --------------------------------------------------------------------------------------------------
 BOK Financial consolidated      $544,485      $ 408,026      $574,987     $217,664   $19,025,768
 --------------------------------------------------------------------------------------------------

(18) Fair Value of Financial Instruments

Fair value is defined by applicable accounting guidance as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market for the given asset or liability. Certain assets and liabilities are recorded in the Company's financial statements at fair value. Some are recorded on a recurring basis and some on a non-recurring basis.

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of December 31, 2009 and 2008 (dollars in thousands):

                                                                  Range of      Average                    Estimated
                                                   Carrying      Contractual   Re-pricing    Discount        Fair
                                                     Value         Yields      (in years)      Rate          Value
                                                 ---------------------------------------------------------------------
 2009:
   Cash and cash equivalents                       $ 921,216                                              $  921,216
   Securities                                      9,463,732                                               9,470,031
   Residential mortgage loans held for sale          217,826          -             -           -            217,826
   Loans:
      Commercial                                   6,207,840     1.04 -18.00%      0.47       0.23 - 3.81% 6,118,613
      Commercial real estate                       2,491,434     2.00 -18.00       1.24       0.24 - 3.81  2,457,730
      Residential mortgage                         1,793,622     0.08 -12.75       6.93       0.74 - 4.85  1,920,449
      Consumer                                       786,802     1.75 -21.00       1.26        3.81          807,288
 ---------------------------------------------------------------------------------------------------------------------
        Total loans                               11,279,698                                              11,304,080
        Reserve for loan losses                     (292,095)                                                      -
 ---------------------------------------------------------------------------------------------------------------------
    Net loans                                     10,987,603                                              11,304,080
    Mortgage servicing rights                         73,824                                                  73,824
    Derivative instruments with positive
      fair value, net of cash margin                 343,782                                                 343,782
    Other assets - private equity funds               22,917                                                  22,917
    Deposits with no stated maturity              11,750,235                                              11,750,235
    Time deposits                                  3,767,993     0.02 - 10.00      2.09    0.06 - 2.34     3,776,149
    Other borrowings                               4,605,100     0.25 -  6.58      0.05    0.06 - 0.25     4,989,509
    Subordinated debentures                          398,539        5.58           3.55        1.79          442,738
    Derivative instruments with negative
      fair value, net of cash margin                 308,360                                                 308,360
 ---------------------------------------------------------------------------------------------------------------------

 2008:
   Cash and cash equivalents                       $ 694,942                                              $  694,942
   Securities                                      7,132,607                                               7,136,032
   Residential mortgage loans held for sale          129,246          -             -           -            129,246
   Loans:
      Commercial                                   7,411,603     0.25 -18.00%      0.35       0.44 - 3.81% 7,344,753
      Commercial real estate                       2,701,248     1.75 -18.00       1.49       1.00 - 3.81  2,703,146
      Residential mortgage                         1,752,574     5.00 -10.45       7.10       1.76 - 3.53  2,086,901
      Consumer                                     1,010,581     1.50 -21.00       1.22        3.81        1,063,566
 ---------------------------------------------------------------------------------------------------------------------
        Total loans                               12,876,006                                              13,198,366
        Reserve for loan losses                     (233,236)                                                      -
 ---------------------------------------------------------------------------------------------------------------------
    Net loans                                     12,642,770                                              13,198,366
    Mortgage servicing rights                         42,752                                                  42,752
    Derivative instruments with positive
      fair value, net of cash margin                 452,604                                                 452,604
    Other assets - private equity funds               15,891                                                  15,891
    Deposits with no stated maturity               9,799,364                                               9,799,364
    Time deposits                                  5,183,243     0.15  - 9.74      1.89    0.13 - 1.66     5,238,740
    Other borrowings                               4,547,453     1.85 -  4.52      0.54    0.09 - 6.56     4,085,035
    Subordinated debentures                          398,407        5.59           4.57        1.41          466,280
    Derivative instruments with negative
      fair value, net of cash margin                 667,034                                                 667,034
 ---------------------------------------------------------------------------------------------------------------------

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, BOK Financial the fair values shown above may not represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following methods and assumptions were used in estimating the fair value of these financial instruments:

Cash and Cash Equivalents

The book value reported in the consolidated balance sheet for cash and short-term instruments approximates those assets' fair values.

Securities

The fair values of securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities prepayment speeds and loss severities. Fair values for a a portion of the securities portfolio are based on significant unobservable inputs, including projected cash flows discounted as rates indicated by comparison to securities with similar credit and liquidity risk.

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

Residential Mortgage Loans Held for Sale

Residential mortgage loans held for sale are carried on the balance sheet at fair value. The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments.

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss reserves allocated to these loans of $274 million and $210 million at December 31, 2009 and 2008, respectively.

Other Assets - Private Equity Funds

The fair value of the portfolio investments of the Company's two private equity funds are based upon net asset value reported by the underlying funds, as adjusted by the general partner when necessary to represent the price that would be received to sell the assets. Private equity fund assets are long-term, illiquid investments. No secondary market exists for these assets. They may only be realized through cash distributions from the underlying funds.

Deposits

The fair values of time deposits are based on discounted cash flow analyses using interest rates currently being offered on similar transactions. Estimated fair value of deposits with no stated maturity, which includes demand deposits, transaction deposits, money market deposits and savings accounts, is equal to the amount payable on demand. Although market premiums paid reflect an additional value for these low cost deposits, adjusting fair value for the expected benefit of these deposits is prohibited. Accordingly, the positive effect of such deposits is not included in this table.

Other Borrowings and Subordinated Debentures

The fair values of these instruments are based upon discounted cash flow analyses using interest rates currently being offered on similar instruments.

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at December 31, 2009 and 2008.

Assets and liabilities recorded at fair value in the financial statement on a recurring and non-recurring basis are grouped into three broad levels as follows:

     Quoted Prices in active Markets for Identical Instruments - Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

     Significant Other Observable Inputs - fair value is based on significant other observable inputs are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and are based on one or more of the following:

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

Significant Unobservable Inputs - Fair value is based upon model-based valuation techniques for which at least one significant assumption is not observable in the market.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values. Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers' quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on this evaluation, we determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market.

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of December 31, 2009 (in thousands):

                                                          Quoted Prices
                                                             in Active      Significant      Significant
                                                            Markets for        Other        Unobservable
                                                  Total      Identical       Observable        Inputs
                                                            Instruments        Inputs
                                              ----------- ---------------- --------------- ----------------
   Assets:
    Trading securities                          $65,354      $    1,282       $  54,272      $ 9,800
    Investment securities                       246,704                         246,704
    Available for sale securities:
      U.S. Treasury                               7,020           7,020
      Municipal and other tax-exempt             62,201                          25,603       36,598
      Mortgage-backed securities              8,601,690                       8,601,690
      Other debt securities                      17,147                              31       17,116
      Federal Reserve Bank stock                 32,526                          32,526
      Federal Home Loan Bank stock               78,999                          78,999
      Perpetual preferred stock                  22,275                          22,275
      Equity securities and mutual funds         50,165          24,424          25,741
                                              ----------- ---------------- --------------- ----------------
                                              8,872,023          31,444       8,786,865       53,714

    Mortgage trading securities                 285,950                         285,950
    Residential mortgage loans held for sale    217,826                         217,826
    Mortgage servicing rights                    73,824                                       73,824 (1)
    Derivative contracts, net of cash margin    343,782           1,175         342,607
     Other assets - private equity funds         22,917                                       22,917

   Liabilities:
    Certificates of deposit                      98,031                          98,031
    Derivative contracts, net of cash margin    308,360             875         307,485


(1) A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 7, Mortgage Banking Activities.

The fair value of certain municipal and other debt securities classified as trading or available for sale are based on significant unobservable inputs. These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack trading volume. Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.73% to 2.79%. As of December 31, 2009, average yields on comparable short-term taxable securities are generally less than 1%. Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued using a spread of 70 to 80 basis points over average yields of comparable securities as of December 31, 2009. Approximately $9.7 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies. The fair value of these securities is determined using a spread of 370 to 380 basis points over average yields for comparable municipal securities as of December 31, 2009. All of these securities are currently performing in accordance with their respective contractual terms.

The following represents the changes for the year ended December 31, 2009 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

                                                                      Available for Sale Securities
                                                              -------------------------------------------
                                                                                               Other
                                                                Municipal                     assets -
                                                    Trading     and other     Other debt      private
                                                 Securities    tax-exempt     securities    equity funds
                                                 ------------ -------------- -------------- -------------
   Balance at December 31, 2008                     $    -       $    -          $   -         $ 15,891
   Transfer to significant unobservable inputs      44,650            -              -              -
   Transfer from trading to available for sale     (45,890)      32,540         13,350              -
   Purchases, sales, issuances and settlements, net 11,850        4,268          3,792          2,906
   Gain (loss) recognized in earnings (1)             (810)           -              -          4,120
   Other comprehensive income (loss)                     -         (210)           (26)             -
                                                 ------------ -------------- -------------- -------------
Balance December 31, 2009                           $9,800     $ 36,598       $ 17,116       $ 22,917
                                                 ============ ============== ============== =============

(1) Loss on trading securities included in Brokerage and Trading Revenue. Gain on private equity funds included in Gain on Other Assets.

Approximately $45 million of trading securities were transferred to significant unobservable inputs during 2009. Independent pricing of these securities was discontinued due to a lack of observable inputs. The Company purchased an additional $12 million of similar securities into the trading portfolio after independent pricing was discontinued. Losses recognized in earnings during 2009 based on significant unobservable inputs totaled $810 thousand and included $513 thousand on securities transferred and $297 thousand on securities purchased.

Substantially all trading securities with fair values based on significant unobservable inputs were transferred available for sale during 2009 based on sales limitations and banking regulations.

Fair Value of Financial Instruments Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets. In addition, goodwill impairment is evaluated based on the fair value of the Company's reporting units.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period. The carrying value represents only those assets adjusted to fair value during the year ended December 31, 2009:

                                                    Carrying Value at December 31, 2009
                                                 ------------------------------------------
                                                 Quoted Prices
                                                    in Active     Significant                       Fair Value
                                                  Markets for       Other       Significant        Adjustments
                                                   Identical      Observable    Unobservable    for the year ended
                                                  Instruments       Inputs         Inputs       December 31, 2009
                                                 ------------ -------------- -------------- ---------------------
   Impaired loans                                   $    -         $73,195       $  -               $73,985
   Real estate and other repossessed assets              -          21,042          -                 8,611


Fair value adjustments of impaired loans are charged against the allowance for loan losses. Fair value adjustments of real estate and other repossessed assets are charged against operating expenses as net gains, losses and operating expenses of repossessed assets.

The fair value of pension plan assets was approximately $42 million at December 31, 2009 determined by significant other observable inputs. Fair value adjustments of pension plan assets along with changes in projected benefit obligation are recognized in other comprehensive income (loss).

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

The fair value of each of our reporting units is estimated by the discounted future earnings method. Income growth is projected for each of our reporting units for 2010 through 2015 and a terminal value is computed. The projected income stream is converted to current fair value by using a discount rate that reflects a rate of return required by a willing buyer. Assumptions used to value our business units are based on growth rates, volatility, discount rate and market risk premium inherent in our current stock price. These assumptions are to be significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine fair value of the respective reporting units. Critical assumptions in our evaluation were a 12.00% average expected long-term growth rate, a 0.74% volatility factor for BOK Financial common stock, a 10.60% discount rate, and a 9.86% market risk premium. In general, the growth rate for all reporting units is expected to remain flat in 2010 as the impact of the present recession lessens, with acceleration in growth rates in future years, based on the expectation of improving overall economic growth in future years.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value. This determination is made based on the Company's intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments. The fair value election for these liabilities better represents the economic effect of these instruments on the Company. At December 31, 2009, the fair value and contractual principal amount of these certificates was $98 million and $97 million, respectively. Change in the fair value of these certificates of deposit resulted in an unrealized gain $7.9 million in 2009, which is included in Gain
(Loss) on Derivatives, net on the Consolidated Statement of Earnings.

As more fully disclosed in Note 2 and Note 7 to the Consolidated Financial Statements, the Company has elected to carry certain mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights and residential mortgage loans held for sale at fair value. Changes in the fair value of these financial instruments are recognized in earnings.

(19) Parent Company Only Financial Statements

Summarized financial information for BOK Financial - Parent Company Only follows:

Balance Sheets
 (In Thousands)                                         December 31,
                                                ---------------------------
                                                     2009          2008
                                                ---------------------------
 Assets
 Cash and cash equivalents                        $   19,088    $   20,324
 Securities - available for sale                      49,669         9,900
 Investment in subsidiaries                        2,138,253     1,865,514
 Other assets                                         47,240         1,623
 --------------------------------------------------------------------------
    Total assets                                  $2,254,250    $1,897,361
 --------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
 Other borrowings                                 $        -    $   50,000
 Other liabilities                                    48,437         1,104
 --------------------------------------------------------------------------
    Total liabilities                                 48,437        51,104
 --------------------------------------------------------------------------
 Common stock                                              4             4
 Capital surplus                                     758,723       743,411
 Retained earnings                                 1,563,683     1,427,057
 Treasury stock                                     (105,857)     (101,329)
 Accumulated other comprehensive loss                (10,740)     (222,886)
 --------------------------------------------------------------------------
    Total shareholders' equity                     2,205,813     1,846,257
 --------------------------------------------------------------------------
    Total liabilities and shareholders' equity    $2,254,250    $1,897,361
 --------------------------------------------------------------------------

Statements of Earnings
 (In Thousands)

                                                           2009           2008         2007
                                                      -------------------------------------------
 Dividends, interest and fees received from subsidiaries  $172,023       $ 76,587      $254,256
 Other operating revenue                                       674            359           482
 ------------------------------------------------------------------------------------------------
    Total revenue                                          172,697         76,946       254,738
 ------------------------------------------------------------------------------------------------
 Interest expense                                              581          2,131           715
 Professional fees and services                                  -            842           601
 Other operating expense                                         -            290           220
 ------------------------------------------------------------------------------------------------
    Total expense                                              581          3,263         1,536
 ------------------------------------------------------------------------------------------------
 Income before taxes and equity in undistributed
    income of subsidiaries                                 172,116         73,683       253,202
 Federal and state income tax expense (credit)                 738         (1,505)          497
 ------------------------------------------------------------------------------------------------
 Income before equity in undistributed income of
   subsidiaries                                            171,378         75,188       252,705
 Equity in undistributed income of subsidiaries             29,200         78,044       (35,041)
 ------------------------------------------------------------------------------------------------
 Net income                                               $200,578       $153,232      $217,664
 ------------------------------------------------------------------------------------------------


Statements of Cash Flows
 (In Thousands)
                                                             2009         2008         2007
                                                         ----------------------------------------
 Cash flows from operating activities:
    Net income                                              $200,578     $153,232     $217,664
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in undistributed income of subsidiaries       (70,959)     (78,044)      35,041
        Tax (expense) benefit on exercise of stock options       276         (895)      (3,460)
        Change in other assets                               (45,617)      (3,930)      (3,090)
        Change in other liabilities                           47,333         (402)        (585)
 ------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                   131,611       69,961      245,570
 ------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Purchases of available for sale securities                (2,903)           -            -
    Investment in subsidiaries                               (26,500)     (16,244)    (240,718)
 ------------------------------------------------------------------------------------------------
 Net cash used by investing activities                       (29,403)     (16,244)    (240,718)
 ------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Increase in other borrowings                                   -       50,000       50,000
    Pay down of other borrowings                             (50,000)     (50,000)           -
    Issuance of common and treasury stock, net                10,508        9,533       20,667
    Cash dividends                                           (63,952)     (59,191)     (50,416)
    Repurchase of common stock                                     -       (7,992)     (17,353)
 ------------------------------------------------------------------------------------------------
 Net cash used by financing activities                      (103,444)     (57,650)       2,898
 ------------------------------------------------------------------------------------------------
 Net change in cash and cash equivalents                      (1,236)      (3,933)       7,750
 Cash and cash equivalents at beginning of period             20,324       24,257       16,507
 ------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                 $ 19,088     $ 20,324     $ 24,257
 ------------------------------------------------------------------------------------------------

 Cash paid for interest                                     $    589     $  2,282     $    560
 ------------------------------------------------------------------------------------------------

(20) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on December 31, 2009 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K on February 26, 2010 and has disclosed the subsequent purchase of mortgage servicing rights in
Note 7 to the Consolidated Financial Statements.

No additional events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Annual Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

 (Dollars in Thousands)                                                                   2009
                                                                     -----------------------------------------------
                                                                         Average        Revenue/         Yield/
                                                                         Balance       Expense(1)         Rate
                                                                     -----------------------------------------------
 Assets
    Taxable securities(3)                                               $ 7,896,861       $328,997         4.32%
    Tax-exempt securities(3)                                                274,508         15,376         5.60
 -------------------------------------------------------------------------------------------------------------------
      Total securities(3)                                                 8,171,369        344,373         4.36
 -------------------------------------------------------------------------------------------------------------------
    Trading securities                                                       89,240          3,700         4.15
    Funds sold and resell agreements                                         44,348             77         0.17
    Residential mortgage loans held for sale                                218,305         10,102         4.63
    Loans(2)                                                             12,133,912        564,391         4.65
      Less reserve for loan losses                                          279,689              -          -
 -------------------------------------------------------------------------------------------------------------------
    Loans, net of reserve                                                11,854,223        564,391         4.76
 -------------------------------------------------------------------------------------------------------------------
      Total earning assets(3)                                            20,377,485        922,643         4.59
 -------------------------------------------------------------------------------------------------------------------
    Cash and other assets                                                 2,759,902
 -------------------------------------------------------------------------------------------------------------------
      Total assets                                                      $23,137,387
 -------------------------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
    Transaction deposits                                                $ 7,093,768       $ 51,607         0.73%
    Savings deposits                                                        165,677            614         0.37
    Time deposits                                                         4,682,462        112,141         2.39
 -------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                                    11,941,907        164,362         1.38
 -------------------------------------------------------------------------------------------------------------------
    Funds purchased and repurchase agreements                             2,333,179          8,355         0.36
    Other borrowings                                                      2,166,804          9,190         0.42
    Subordinated debentures                                                 398,471         22,298         5.60
 -------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                                 16,840,361        204,205         1.21
 -------------------------------------------------------------------------------------------------------------------
    Demand deposits                                                       3,279,347
    Other liabilities                                                       940,638
    Shareholders' equity                                                  2,077,041
 -------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                        $23,137,387
 -------------------------------------------------------------------------------------------------------------------

 Tax-equivalent Net Interest Revenue(3)                                                  $ 718,438         3.38%
 Tax-equivalent Net Interest Revenue to Earning Assets(3)                                                  3.57
 Less tax-equivalent adjustment(1)                                                           8,074
 -------------------------------------------------------------------------------------------------------------------
 Net Interest Revenue                                                                      710,364
 Provision for credit losses                                                               195,900
 Other operating revenue                                                                   492,990
 Other operating expense                                                                   696,733
 -------------------------------------------------------------------------------------------------------------------
 Income before taxes                                                                       310,721
 Federal and state income tax                                                              106,705
 -------------------------------------------------------------------------------------------------------------------
 Net income before non-controlling interest                                                204,016
 Net income (loss) attributable to non-controlling interest                                  3,438
 -------------------------------------------------------------------------------------------------------------------
 Net income attributable to BOK Financial Corp.                                           $200,578
 -------------------------------------------------------------------------------------------------------------------

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

                      2008                                                   2007
 ------------------------------------------------------------------------------------------------------
     Average       Revenue/         Yield/                 Average        Revenue/         Yield/
     Balance      Expense(1)         Rate                  Balance       Expense(1)         Rate
 -----------------------------------------------       ------------------------------------------------
    $ 6,087,167      $313,361         5.10%               $ 5,166,218       $248,972         4.85%
        258,552        16,653         6.48                    341,913         21,293         6.39
 ------------------------------------------------------------------------------------------------------
      6,345,719       330,014         5.16                  5,508,131        270,265         4.94
 ------------------------------------------------------------------------------------------------------
         73,563         4,935         6.71                     29,043          1,948         6.71
         70,287         1,577         2.24                     77,890          4,480         5.75
        106,179         5,805         5.47                     84,443          4,776         5.66
     12,487,504       727,542         5.83                 11,355,602        888,388         7.82
        168,042             -          -                      120,086              -          -
 ------------------------------------------------------------------------------------------------------
     12,319,462       727,542         5.91                 11,235,516        888,388         7.91
 ------------------------------------------------------------------------------------------------------
     18,915,210     1,069,873         5.64                 16,935,023      1,169,857         6.92
 ------------------------------------------------------------------------------------------------------
      2,694,609                                             2,090,745
 ------------------------------------------------------------------------------------------------------
    $21,609,819                                           $19,025,768
 ------------------------------------------------------------------------------------------------------


    $ 6,342,421      $ 121,403        1.91%               $ 5,508,831       $ 194,617        3.53%
        158,096           676         0.43                    165,729          1,499         0.90
      4,552,931       166,845         3.66                  4,568,738        216,630         4.74
 ------------------------------------------------------------------------------------------------------
     11,053,448       288,924         2.61                 10,243,298        412,746         4.03
 ------------------------------------------------------------------------------------------------------
      3,087,012        61,371         1.99                  2,758,306        134,347         4.87
      1,745,938        42,226         2.42                    838,708         44,258         5.28
        398,333        22,262         5.59                    395,050         24,901         6.30
 ------------------------------------------------------------------------------------------------------
     16,284,731       414,783         2.55                 14,235,362        616,252         4.33
 ------------------------------------------------------------------------------------------------------
      2,632,719                                             2,368,897
        746,027                                               609,046
      1,946,342                                             1,812,463
 ------------------------------------------------------------------------------------------------------
    $21,609,819                                           $19,025,768
 ------------------------------------------------------------------------------------------------------

                    $ 655,090         3.09%                                $ 553,605         2.59%
                                      3.45                                                   3.28
                        8,228                                                  9,120
 ------------------------------------------------------------------------------------------------------
                      646,862                                                544,485
                      202,593                                                 34,721
                      428,724                                                401,980
                      662,404                                                574,987
 ------------------------------------------------------------------------------------------------------
                      210,589                                                336,757
                       64,909                                                115,761
 ------------------------------------------------------------------------------------------------------
                      145,680                                                220,996
                       (7,552)                                                 3,332
 ------------------------------------------------------------------------------------------------------
                     $153,232                                               $217,664
 ------------------------------------------------------------------------------------------------------

Quarterly Financial Summary - Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates


  (Dollars in Thousands Except Per Share Data)
                                                                             Three Months Ended
                                                  -------------------------------------------------------------------------
                                                          December 31, 2009                    September 30, 2009
                                                  ----------------------------------  ------------------------------------

                                                     Average    Revenue/   Yield/        Average     Revenue/    Yield/
                                                     Balance   Expense(1)   Rate         Balance    Expense(1)    Rate
                                                  ----------------------------------  ------------------------------------
  Assets
     Taxable securities(3)                         $  8,875,417$  82,392      3.83%    $  8,012,380 $  81,890      4.18%
     Tax-exempt securities(3)                           286,550    3,726      5.16          273,432     3,468      5.03
  ----------------------------------------------------------------------------------  ------------------------------------
       Total securities(3)                            9,161,967   86,118      3.87        8,285,812    85,358      4.21
  ----------------------------------------------------------------------------------  ------------------------------------
     Trading securities                                  68,027      927      5.41           64,763       771      4.72
     Funds sold and resell agreements                    30,358       16      0.21           67,032        18      0.11
     Residential mortgage loans held for sale           194,760    2,311      4.71          176,403     2,198      4.94
     Loans(2)                                        11,492,696  137,235      4.74       11,887,418   139,883      4.67
       Less reserve for loan losses                     298,157        -        -           281,289         -        -
  ----------------------------------------------------------------------------------  ------------------------------------
     Loans, net of reserve                           11,194,539  137,235      4.86       11,606,129   139,883      4.78
  ----------------------------------------------------------------------------------  ------------------------------------
       Total earning assets(3)                       20,649,651  226,607      4.42       20,200,139   228,228      4.54
  ----------------------------------------------------------------------------------  ------------------------------------
     Cash and other assets                            3,046,083                           2,850,395
  ----------------------------------------------------------------------------------  ------------------------------------
       Total assets                                 $23,695,734                         $23,050,534
  ----------------------------------------------------------------------------------  ------------------------------------

  Liabilities and Shareholders' Equity
     Transaction deposits                          $  7,734,678$  11,092      0.57%    $  7,162,477 $  11,736      0.65%
     Savings deposits                                   167,572      199      0.47          167,677       203      0.48
     Time deposits                                    4,002,337   19,700      1.95        4,404,854    24,401      2.20
  ----------------------------------------------------------------------------------  ------------------------------------
       Total interest-bearing deposits               11,904,587   30,991      1.03       11,735,008    36,340      1.23
  ----------------------------------------------------------------------------------  ------------------------------------
     Funds purchased and repurchase agreements        2,173,476    1,658      0.30        2,284,985     1,817      0.32
     Other borrowings                                 2,380,938    1,742      0.29        2,173,103     2,070      0.38
     Subordinated debentures                            398,522    5,542      5.52          398,484     5,558      5.53
  ----------------------------------------------------------------------------------  ------------------------------------
       Total interest-bearing liabilities            16,857,523   39,933      0.94       16,591,580    45,785      1.09
  ----------------------------------------------------------------------------------  ------------------------------------
     Demand deposits                                  3,666,663                           3,392,578
     Other liabilities                                  924,803                             931,406
     Shareholders' equity                             2,246,745                           2,134,970
  ----------------------------------------------------------------------------------  ------------------------------------
       Total liabilities and shareholders' equity  $ 23,695,734                        $ 23,050,534
  ----------------------------------------------------------------------------------  ------------------------------------

  Tax-equivalent Net Interest Revenue(3)                        $186,674     3.48%                   $182,443     3.45%
  Tax-equivalent Net Interest Revenue to Earning                             3.64                                 3.63
     Assets(3)
  Less tax-equivalent adjustment(1)                                2,196                                1,982
  ----------------------------------------------------------------------------------  ------------------------------------
  Net Interest Revenue                                           184,478                              180,461
  Provision for credit losses                                     48,620                               55,120
  Other operating revenue                                        108,163                              131,770
  Other operating expense                                        176,437                              178,732
  ----------------------------------------------------------------------------------  ------------------------------------
  Income before taxes                                             67,584                               78,379
  Federal and state income tax                                    24,780                               24,772
  ----------------------------------------------------------------------------------  ------------------------------------
  Net income before non-controlling interest                      42,804                               53,607
  Net income (loss) attributable to non-controlling interest          33                                2,947
  ------------------------------------------------------------------------------------------------------------------------
  Net income attributable to BOK Financial Corp.                $ 42,771                             $ 50,660
  ----------------------------------------------------------------------------------  ------------------------------------

  Earnings Per Average Common Share Equivalent:
     Net income:
       Basic                                                       $0.63                                $0.75
  ----------------------------------------------------------------------------------  ------------------------------------
       Diluted                                                     $0.63                                $0.75
  ----------------------------------------------------------------------------------  ------------------------------------

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

                                               Three Months Ended
 --------------------------------------------------------------------------------------------------------------
           June 30, 2009                        March 31, 2009                       December 31, 2008
 ----------------------------------   -----------------------------------   -----------------------------------

    Average    Revenue/   Yield/         Average    Revenue/    Yield/         Average    Revenue/    Yield/
    Balance   Expense(1)   Rate          Balance   Expense(1)    Rate          Balance   Expense(1)    Rate
 ----------------------------------   -----------------------------------   -----------------------------------
  $  7,594,355$  80,711      4.50%    $  7,084,340 $  84,004      4.90%       $ 6,634,035  $87,317     5.12%
       285,078    4,044      5.69          252,612     4,138      6.64            255,693    4,133     6.43
 ----------------------------------   -----------------------------------   -----------------------------------
     7,879,433   84,755      4.54        7,336,952    88,142      4.96          6,889,728   91,450     5.17
 ----------------------------------   -----------------------------------   -----------------------------------
       112,960      983      3.49          111,962     1,019      3.69             78,840    1,298     6.55
        29,277       14      0.19           50,701        30      0.24             48,246       92     0.76
       286,077    3,215      4.51          201,135     2,378      4.79            121,184    1,683     5.52
    12,403,050  143,510      4.64       12,784,765   143,763      4.56         12,826,696  169,700     5.26
       273,335        -        -           252,734         -        -             209,319        -       -
 ----------------------------------   -----------------------------------   -----------------------------------
    12,129,715  143,510      4.75       12,532,031   143,763      4.65         12,617,377  169,700     5.35
 ----------------------------------   -----------------------------------   -----------------------------------
    20,437,462  232,477      4.65       20,232,781   235,332      4.75         19,755,375  264,223     5.28
 ----------------------------------   -----------------------------------   -----------------------------------
     2,636,569                           2,710,588                              2,516,276
 ----------------------------------   -----------------------------------   -----------------------------------
   $23,074,031                        $ 22,943,369                            $22,271,651
 ----------------------------------   -----------------------------------   -----------------------------------


  $  6,854,003$  13,362      0.78%    $  6,610,805 $  15,417      0.95%       $ 6,116,465  $23,161     1.51%
       167,813      104      0.25          159,537       109      0.28            155,784      143     0.37
     5,123,947   31,637      2.48        5,215,091    36,401      2.83          5,109,303   42,090     3.28
 ----------------------------------   -----------------------------------   -----------------------------------
    12,145,763   45,103      1.49       11,985,433    51,927      1.76         11,381,552   65,394     2.29
 ----------------------------------   -----------------------------------   -----------------------------------
     2,316,990    1,995      0.35        2,562,066     2,825      0.45          3,095,054    7,289     0.94
     1,951,699    2,375      0.49        2,158,963     3,064      0.58          1,986,857    7,541     1.51
       398,456    5,632      5.67          398,425     5,566      5.67            398,392    5,489     5.48
 ----------------------------------   -----------------------------------   -----------------------------------
    16,812,908   55,105      1.31       17,104,887    63,382      1.50         16,861,855   85,713     2.02
 ----------------------------------   -----------------------------------   -----------------------------------
     3,183,338                           2,864,751                              2,712,384
     1,071,121                           1,058,216                                788,530
     2,006,664                           1,915,515                              1,908,882
 ----------------------------------   -----------------------------------   -----------------------------------
  $ 23,074,031                        $ 22,943,369                            $22,271,651
 ----------------------------------   -----------------------------------   -----------------------------------

               $177,372     3.34%                   $171,950     3.25%                    $178,510     3.26%
                            3.55                                 3.47                                  3.57
                  1,792                                2,105                                 2,063
 ----------------------------------   -----------------------------------   -----------------------------------
                175,580                              169,845                               176,447
                 47,120                               45,040                                73,001
                127,965                              125,092                               121,447
                175,770                              165,794                               185,442
 ----------------------------------   -----------------------------------   -----------------------------------
                 80,655                               84,103                                39,451
                 28,315                               28,838                                10,363
 ----------------------------------   -----------------------------------   -----------------------------------
                 52,340                               55,265                                29,088
                    225                                  233                                (6,355)
 ----------------------------------   -----------------------------------   -----------------------------------
              $  52,115                            $  55,032                               $35,443
 ----------------------------------   -----------------------------------   -----------------------------------



                  $ 0.77                               $0.81                                  $0.53
 ----------------------------------   -----------------------------------   -----------------------------------
                  $ 0.77                               $0.81                                  $0.52
 ----------------------------------   -----------------------------------   -----------------------------------

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


ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the headings "Election of Directors," "Executive Officers, "Insider Reporting," "Director Nominations," and "Risk Oversight and Audit Committee" in BOK Financial's 2010 Annual Proxy Statement is incorporated herein by reference.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the Company's 2009 Annual Proxy Statement to Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the heading "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," Compensation Committee Report," "Executive Compensation Tables," and "Director Compensation" in BOK Financial's 2010 Annual Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in BOK Financial's 2010 Annual Proxy Statement is incorporated herein by reference.


ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

Information regarding related parties is set forth in Note 13 of the Company's Notes to Consolidated Financial Statements, which appears elsewhere herein. Additionally, the information set forth under the heading "Certain Transactions," "Director Independence" and "Related Party Transaction Review and Approval Process" in BOK Financial's 2010 Annual Proxy Statement is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the heading "Principal Accountant Fees and Services" in BOK Financial's 2010 Annual Proxy Statement is incorporated herein by reference.


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)       Financial Statements

The following financial statements of BOK Financial Corporation are filed as part of this Form 10-K in Item 8:

     Consolidated  Statements of Earnings for the years ended December 31, 2009,
          2008 and 2007
     Consolidated  Balance Sheets as of December 31, 2009 and 2008
     Consolidated  Statements  of Cash Flows for the years  ended  December  31,
          2009, 2008 and 2007
     Consolidated  Statements of Changes in  Shareholders'  Equity for the years ended December 31, 2009, 2008 and 2007
     Notes to Consolidated Financial Statements
     Annual Financial Summary - Unaudited
     Quarterly Financial Summary - Unaudited
     Reports of Independent Registered Public Accounting Firm

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

     99 (c) First Amended Debenture dated December 2, 2009 between BOK Financial Corporation and George B. Kaiser, incorporated by reference to Exhibit 99 (a) of Form 8-K filed December 4, 2009.

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

                                       BOK FINANCIAL CORPORATION




DATE:    February 26, 2010             BY:   /s/ George B. Kaiser
       ----------------------------        -----------------------------------
                                            George B. Kaiser
                                            Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2010, by the following persons on behalf of the registrant and in the capacities indicated.


                                    OFFICERS



/s/ George B. Kaiser                       /s/ Stanley A. Lybarger
---------------------------------------    -----------------------------------
George B. Kaiser                           Stanley A. Lybarger
Chairman of the Board of Directors         Director, President and Chief
                                           Executive Officer



/s/ Steven E. Nell                         /s/ John C. Morrow
---------------------------------------    -----------------------------------
Steven E. Nell                             John C. Morrow
Executive Vice President and               Senior Vice President and Chief
Chief Financial Officer                    Accounting Officer


                                    DIRECTORS


/s/ Gregory S. Allen                        /s/ David F. Griffin
---------------------------------------    -----------------------------------
Gregory S. Allen                           David F. Griffin


                                           /s/ V. Burns Hargis
---------------------------------------    -----------------------------------
C. Fred Ball, Jr. V. Burns Hargis


/s/ Sharon J. Bell                         /s/ E. Carey Joullian, IV
---------------------------------------    -----------------------------------
Sharon J. Bell                             E. Carey Joullian, IV


/s/ Peter C. Boylan, III                   /s/ Robert J. LaFortune
---------------------------------------    -----------------------------------
Peter C. Boylan, III                       Robert J. LaFortune


/s/ Chester Cadieux, III
---------------------------------------    -----------------------------------
Chester Cadieux, III                       Steven J. Malcolm


                                           /s/ E.C. Richards
---------------------------------------    -----------------------------------
Joseph W. Craft, III                       E.C. Richards



---------------------------------------
William E. Durrett


/s/ John W. Gibson
---------------------------------------
John W. Gibson