Form 10-Q
period 2010-03-31
BOK FINANCIAL CORP ET AL
filed 2010-04-30
CIK 875357

As filed with the Securities and Exchange Commission on April 29, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 0-19341

BOK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
[Missing Graphic Reference]
Oklahoma	73-1373454
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Bank of Oklahoma Tower
P.O. Box 2300
Tulsa, Oklahoma	74192
(Address of Principal Executive Offices)	(Zip Code)

(918) 588-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☒                               Accelerated filer  ☐                                                                                                                                  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,042,918 shares of common stock ($.00006 par value) as of March 31, 2010.

BOK Financial Corporation
Form 10-Q
Quarter Ended March 31, 2010

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	2
Market Risk (Item 3)	45
Controls and Procedures (Item 4)	47
Consolidated Financial Statements – Unaudited (Item 1)	48
Quarterly Financial Summary – Unaudited (Item 2)	78

Part II. Other Information
Item 1. Legal Proceedings	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 6. Exhibits	81
Signatures	82

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $60.1 million or $0.88 per diluted share for the first quarter of 2010 compared to $55.0 million or $0.81 per diluted share for the first quarter of 2009 and $42.8 million or $0.63 per diluted share for the fourth quarter of 2009.  Net income for the first quarter of 2010 included $6.5 million or $0.10 per diluted share from the purchase of the rights to service $4.2 billion of residential mortgage loans on favorable terms.

Highlights of the first quarter of 2010 included:

•
Net interest revenue totaled $182.6 million compared to $169.8 million for the first quarter of 2009 and $184.5 million for the fourth quarter of 2009.  Net interest margin was 3.68% for the first quarter of 2010, 3.47% for the first quarter of 2009 and 3.64% for the fourth quarter of 2009.  Average earning assets increased $394 million compared to the first quarter of 2009 and decreased $23 million compared to the fourth quarter of 2009.

•
Fees and commission revenue totaled $115.3 million for the first quarter of 2010, down $6.2 million from the first quarter of 2009 and down $634 thousand from the previous quarter.  Brokerage and trading revenue declined $3.7 million and mortgage banking revenue declined $3.6 million compared to the first quarter of 2009.  Deposit service charges decreased $2.7 million and mortgage banking revenue increased $1.5 million over the prior quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $177.6 million, up $9.9 million over the first quarter of the prior year and down $4.1 million from the prior quarter.  Higher personnel expenses and net losses and operating expenses on repossessed assets partially offset decreases in most other operating expense categories in the first quarter of 2010 compared to both the first and fourth quarter of 2009.  Mortgage banking expenses increased $1.8 million over the prior year and decreased $2.2 million compared to the prior quarter.

•
Combined reserve for credit losses totaled $314 million or 2.86% of outstanding loans, up from $306 million or 2.72% of outstanding loans at December 31, 2009.  Net loans charged off and provision for credit losses were $34.5 million and $42.1 million, respectively, for the first quarter of 2010 compared to $31.9 million and $45.0 million, respectively for the first quarter of 2009 and $35.0 million and $48.6 million for the fourth quarter of 2009.

•
Nonperforming assets totaled $483 million or 4.36% of outstanding loans and repossessed assets at March 31, 2010, down from $484 million or 4.24% of outstanding loans and repossessed assets at December 31, 2009.  Nonaccruing loans increased $4.2 million and real estate and other repossessed assets decreased $7.1 million during the first quarter.

•
Available for sale securities totaled $8.9 billion at March 31, 2010, up $32 million since December 31 due primarily to an increase in the fair value of the portfolio.  Other-than-temporary impairment charges on certain privately-issued residential mortgage backed securities reduced pre-tax income by $4.2 million during the first quarter of 2010, $15.0 million during the first quarter of 2009 and $14.5 million during the fourth quarter of 2009.

•
Outstanding loan balances were $11.0 billion at March 31, 2010, down $308 million since December 31, 2009 largely due to reduced customer demand and normal repayment trends.  Unfunded loan commitments totaled $4.9 billion at March 31, 2010 and $5.0 billion at December 31, 2009.

•
Total period-end deposits increased $9.3 million during the first quarter of 2010 to $15.5 billion.  Growth in interest-bearing transaction deposits was offset by a decrease in higher-costing time deposits and a seasonal decrease in demand deposits.

•
Tangible common equity ratio increased to 8.46% at March 31, 2010 from 7.99% at December 31, 2009 largely due to retained earnings growth.  The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America minus intangible assets and equity that does not benefit common shareholders such as preferred equity and equity provided by the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  BOK Financial chose not to participate in the TARP Capital Purchase Program.  The Company’s Tier 1 capital ratios as defined by banking regulations were 11.45% at March 31, 2010 and 10.86% at December 31, 2009.

•
The Company paid a cash dividend of $16.3 million or $0.24 per common share during the first quarter of 2010.  On April 27, 2010, the board of directors increased the quarterly cash dividend to $0.25 per common share payable on or about May 28, 2010 to shareholders of record as of May 14, 2010.

Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $182.6 million for the first quarter of 2010, up $12.7 million or 7% over the first quarter of 2009 and down $1.9 million compared to the fourth quarter of 2009.  The increase in net interest revenue over the first quarter of 2009 was due primarily to growth in average earning assets and a 21 basis point improvement in net interest margin.  The decrease in net interest revenue from the fourth quarter of 2009 was due to lower average earning assets.

Average earning assets for the first quarter of 2010 increased $394 million or 2% compared to the first quarter of 2009.  Average available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $2.2 billion.  We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.  Average loans, net of allowances for loan losses, decreased $1.6 billion compared to the first quarter of 2009.   All major loan categories decreased largely due to reduced customer demand and normal repayment trends.  In addition, average balances of trading securities and residential mortgage loans held for sale were lower in the first quarter of 2010.

Growth in average earning assets was funded by a $542 million increase in average deposits and a $104 million increase in average borrowed funds.  Average demand deposits for the first quarter of 2010 were up $621 million over the first quarter of 2009.  In addition, average interest-bearing transaction accounts increased $1.4 billion over the first quarter of 2009.  Average time deposits decreased $1.4 billion compared with the first quarter of 2009 as we continued to decrease brokered deposits and other higher costing time deposits.

Average earning assets for the first quarter of 2010 decreased $23 million compared to the fourth quarter of 2009.  Average securities increased $346 million.  Growth in average securities was due to purchases of additional U.S. government agency issued residential mortgage-backed securities in the fourth quarter of 2009 as well as increases in the fair value of securities held by the Company in the first quarter of 2010.   Average loans, net of allowance for loan losses, decreased $316 million.  Commercial, commercial real estate and consumer loan categories decreased in the first quarter of 2010.  Residential mortgage loans increased slightly over the fourth quarter of 2009.  Average deposits decreased $179 million compared with the fourth quarter of 2009, including a $230 million decrease in average time deposits and a $181 million decrease in average demand deposits offset by a $229 million increase in average interest-bearing transaction accounts.  Average borrowed funds increased $270 million from the fourth quarter of 2009.

Net interest margin was 3.68% for the first quarter of 2010, 3.47% for the first quarter of 2009 and 3.64% for the fourth quarter of 2009.

The cost of interest-bearing liabilities was 0.87% for the first quarter of 2010, down 63 basis points from the first quarter of 2009.  The cost of interest bearing deposits decreased 82 basis points to 0.94% and the cost of funds purchased and other borrowings decreased 19 basis points to 0.71%. The cost of interest-bearing liabilities for the first quarter of 2010 was also down 7 basis points from the fourth quarter of 2009.  The cost of interest-bearing deposits decreased 9 basis points and the cost of funds purchased and other borrowings decreased 1 basis point.

The tax-equivalent yield on earning assets was 4.41% for the first quarter of 2010, down 34 basis points from the first quarter of 2009.  Loan yields increased 25 basis points from the first quarter of 2009 to 4.81%.  Loan spreads continue to improve.  Growth in loan yields was offset by a 118 basis point decrease in securities portfolio yield.  Our securities re-price as cash flow received is reinvested at current market rates.  The resulting change in yield on the securities portfolio occurs more slowly and may not immediately move in the same direction as changes in market rates.  The tax-equivalent yield on earning assets for the first quarter of 2010 was down 1 basis point from the fourth quarter of 2009.  Yield on the securities portfolio dropped by 9 basis points while the yield on the loan portfolio increased by 7 basis points.  The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 14 basis points in the first quarter of 2010 compared with 22 basis points in the first quarter of 2009 and 16 basis points in the preceding quarter.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed-rate, residential mortgage-backed securities and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.  We also use derivative instruments to manage our interest rate risk.  Interest rate swaps with a combined notional amount of $35 million convert fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue increased $658 thousand in the first quarter of 2010, $584 thousand in the fourth quarter of 2009 and $4.7 million in the first quarter of 2009 from periodic settlements of these contracts.  This increase in net interest revenue contributed 1 basis point to net interest margin in the first quarter of 2010, 1 basis point in the fourth quarter of 2009 and 9 basis points in the first quarter of 2009.  Derivative contracts are carried on the balance sheet at fair value.  Changes in fair value of these contracts are reported in income as derivatives gains or losses in the Consolidated Statements of Earnings.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume / Rate Analysis
(In thousands)
	Three Months Ended
	March 31, 2010 / 2009
		Change Due To (1)
			Yield /
	Change	Volume	Rate
Tax-equivalent interest revenue:
Securities	$(1,693)	$22,264	$(23,957)
Trading securities	(227)	(415)	188
Loans	(11,604)	(19,216)	7,612
Funds sold and resell agreements	(22)	(8)	(14)
Total	(13,546)	2,625	(16,171)
Interest expense:
Transaction deposits	(5,282)	2,439	(7,721)
Savings deposits	69	10	59
Time deposits	(19,097)	(8,345)	(10,752)
Federal funds purchased and repurchase agreements	(803)	12	(815)
Other borrowings	(1,473)	96	(1,569)
Subordinated debentures	–	2	(2)
Total	(26,586)	(5,786)	(20,800)
Tax-equivalent net interest revenue	13,040	$8,411	$4,629
Change in tax-equivalent adjustment	(311)
Net interest revenue	$12,729
(1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $113.9 million for the first quarter of 2010 compared to $125.1 million for the first quarter of 2009.   Fees and commissions revenue decreased $6.2 million or 5% compared with the first quarter of 2009.  Net gains on securities, derivatives and other assets decreased $18.4 million.  Other-than-temporary impairment charges recognized in earnings were $10.8 million lower in the first quarter of 2010.

Other operating revenue increased $5.7 million compared to the fourth quarter of 2009.  Other-than-temporary impairment charges recognized in earnings were $10.3 million lower compared with the fourth quarter of 2009.  Fees and commissions revenue decreased $634 thousand and net gains on securities, derivatives and other assets decreased $3.9 million.

Table 2 – Other Operating Revenue
(In thousands)
	Three Months Ended March 31,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	Dec. 31, 2009	(Decrease)	(Decrease)

Brokerage and trading revenue	$21,035	$24,699	$(3,664)	(15%)	$20,240	$795	4%
Transaction card revenue	25,687	25,428	259	1%	26,292	(605)	(2%)
Trust fees and commissions	16,320	16,510	(190)	(1%)	16,492	(172)	(1%)
Deposit service charges and fees	26,792	27,405	(613)	(2%)	29,501	(2,709)	(9%)
Mortgage banking revenue	14,871	18,498	(3,627)	(20%)	13,403	1,468	11%
Bank-owned life insurance	2,972	2,317	655	28%	2,870	102	4%
Margin asset fees	36	67	(31)	(46%)	50	(14)	(28%)
Other revenue	7,602	6,583	1,019	15%	7,101	501	7%
Total fees and commissions revenue	115,315	121,507	(6,192)	(5%)	115,949	(634)	(1%)
Gain (loss) on other assets	(1,390)	143	(1,533)	N/A	(205)	(1,185)	N/A
Gain (loss) on derivatives, net	(341)	(1,664)	(1,323)	N/A	(370)	29	N/A
Gain on available for sale securities	4,076	22,226	(18,150)	N/A	11,717	(7,641)	N/A
Gain (loss) on mortgage hedge securities	448	(2,118)	2,566	N/A	(4,440)	4,888	N/A
Gain (loss) on securities, net	4,524	20,108	(15,584)	N/A	7,277	(2,753)	N/A
Total other-than-temporary impairment	(9,708)	(54,368)	44,660	N/A	(67,390)	57,682	N/A
Portion of loss recognized in other comprehensive income	(5,483)	(39,366)	33,883	N/A	(52,902)	47,419	N/A
Net impairment losses recognized in earnings	(4,225)	(15,002)	10,777	N/A	(14,488)	10,263	N/A
Total other operating revenue	$113,883	$125,092	$(11,209)	(9%)	$108,163	$5,720	5%

Gain (loss) on change in fair value of mortgage servicing rights	$2,100 (1)	$1,955	$145	N/A	$5,285	$(3,185)	N/A
(1)  Excludes $11.8 million of initial pretax gain on the purchase of mortgage servicing rights.

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 39% of total revenue for the first quarter of 2010, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Brokerage and trading revenue decreased $3.7 million or 15% compared to the first quarter of 2009.  Securities trading revenue totaled $11.0 million for the first quarter of 2010, down $5.9 million or 35% compared to the first quarter of 2009.  Higher mortgage lending activity by our mortgage banking customers increased the level of our securities transactions in the first quarter 2009.  Customer activity was down in the first quarter of 2010.  Customer hedging revenue, totaled $3.3 million for the first quarter of 2010, up $2.2 million from the first quarter of 2009 on higher energy prices and interest rate volatility.  Retail brokerage revenue increased $843 thousand over the first quarter of 2009 to $5.7 million and investment banking revenue decreased $899 thousand compared to the first quarter of 2010 to $1.0 million.

Brokerage and trading revenue increased $795 thousand from the fourth quarter of 2009.  Increases in retail brokerage fees, derivative fee income and securities trading revenue were partially offset by a decrease in investment banking revenue.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served.  Transaction card revenue totaled $25.7 million for the first quarter of 2010, up $259 thousand or 1% over the first quarter of 2009.  Check card revenue increased $768 thousand or 11%, partially offset by a decline in ATM network revenue of $588 thousand or 5% below the first quarter of 2009.  Merchant discounts also increased slightly over the prior year.  Transaction card revenue decreased $605 thousand compared with the fourth quarter of 2009, primarily due to lower ATM network revenue and merchant fees offset by higher check card revenue.

Trust fees and commissions decreased to $16.3 million in the first quarter of 2010 from $16.5 million in the first quarter of 2009.  The revenue decrease was due to lower balances in our proprietary mutual funds and the timing of tax service fees.  We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees total $951 thousand for the first quarter of 2010 and $926 thousand for the first quarter of 2009.  The fair value of trust assets administered by the Company totaled $30.7 billion compared to $30.4 billion at December 31, 2009 and $28.7 billion at March 31, 2009.  Trust fees and commissions also decreased $172 thousand from the fourth quarter of 2009.

Deposit service charges and fees decreased $613 thousand or 2% compared the first quarter of 2009.  Commercial account service charge revenue decreased $1.4 million or 15% to $7.7 million.  Overdraft fees increased $678 thousand or 4% to $17.1 million compared to the first quarter of 2009.  Customers kept greater commercial account balances which increased the earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  The increase in overdraft fees was primarily due to an 8% increase in the average per item fee charged which was implemented in the third quarter of 2009.  The per item charge increase was partially offset by a 1% decrease in transaction volumes.

Deposit service charges and fees decreased $2.7 million compared with the fourth quarter of 2009.  The decrease was primarily due to a $2.5 million seasonal decrease in overdraft fees and a $388 thousand decrease in commercial service charges.  Overdraft volumes historically are lower in the first quarter of each year.

Changes in Federal banking regulations which become effective July 1, 2010 are expected to significantly reduce overdraft fee revenue.  We currently project overdraft fees to decrease by $15 million to $20 million over the second half of 2010.  Management is exploring options to mitigate the anticipated revenue decrease.  However, the success of any option is uncertain.

Mortgage banking revenue decreased $3.6 million or 20% compared with the first quarter of 2009 and increased $1.5 million over the fourth quarter of 2009.  Revenue from originating and marketing mortgage loans decreased $7.4 million compared to the first quarter of 2009 and $1.5 million compared to the fourth quarter of 2009.  Mortgage loans originated for sale in the secondary market totaled $382 million for the first quarter of 2010, $560 million in the fourth quarter of 2009 and $709 million for the first quarter of 2009.  Mortgage servicing revenue totaled $8.3 million, up $3.8 million or 82% over the first quarter of 2009 and $2.9 million over the fourth quarter of 2009.  The outstanding principal balance of mortgage loans serviced for others totaled $10.9 billion at March 31, 2010, $6.6 billion at December 31, 2009 and $5.5 billion at March 31, 2009.  Mortgage servicing revenue for the first quarter of 2010 included $2.0 million from the purchase of the rights to service approximately $4.2 billion of residential mortgage loans on January 22, 2010.

Net gains on securities, derivatives and other assets

Mortgage hedge securities held as an economic hedge of the changes in fair value of mortgage servicing rights are carried at fair value.  Changes in fair value of these securities are recognized in earnings as they occur.  For the first quarter of 2010 our mortgage hedge securities experienced gains of $448 thousand.  The fair value of our mortgage servicing rights experienced a gain of $2.1 million, excluding the impact of the $11.8 million initial gain on the purchase of mortgage servicing rights during the first quarter of 2010.

We recognized $4.1 million of gains on sales of $286 million of available for sale securities in the first quarter of 2010.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized an other-than-temporary impairment loss on certain private-label residential mortgage-backed securities of $4.2 million in earnings during the first quarter of 2010 related to additional declines in projected cash flows as a result of worsening trends in delinquencies and foreclosures.

Net gains or losses on derivatives consist of fair value adjustments of all derivatives used to manage interest rate risk and certain liabilities we have elected to carry at fair value.  Derivative instruments generally consist of interest rate swaps where we pay a variable rate based on LIBOR and receive a fixed rate.  The fair value of these swaps generally decrease in value resulting in a loss to the Company as interest rate rise and increase in value resulting in a gain to the Company as interest rates fall.  Certain certificates of deposit have been designated as reported at fair value.  This determination is made when the certificates of deposit are issued based on our intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate.  As interest rates fall, the fair value of these fixed-rate certificates of deposit generally increases and we recognize a loss.  Conversely, as interest rates rise, the fair value of these fixed-rate certificates of deposit generally decreases and we recognize a gain.

Other Operating Expense

Other operating expense for the first quarter of 2010 totaled $163.7 million, down $2.1 million or 1% compared to the first quarter of 2009.  Personnel expenses increased $4.2 million or 5% compared with the first quarter of 2009 and non-personnel expenses, excluding the changes in the fair value of mortgage servicing rights, increased $5.7 million or 8% over the first quarter of 2009 primarily due to higher net losses and operating expenses related to repossessed assets and mortgage banking expenses, partially offset by decreases in most other operating expense categories.

Other operating expenses decreased $12.7 million compared to the fourth quarter of 2009.  Personnel expenses increased $3.1 million primarily due to seasonal increases in payroll taxes.  Non-personnel expenses, excluding the changes in the fair value of mortgage servicing rights, decreased $7.2 million.  Most operating expense categories were down from the previous quarter, partially offset by a $2.1 million increase in net losses and operating expenses of repossessed assets over the fourth quarter of 2009.

During the first quarter of 2010, the Company purchased the rights to service more than 34 thousand residential mortgage loans with unpaid principal balances of $4.2 billion.  The loans to be serviced are primarily concentrated in the New Mexico market and predominately held by Fannie Mae, Freddie Mac and Ginnie Mae.  The cash purchase price for these servicing rights was approximately $32 million.  The day-one fair value of the servicing rights purchased, based on independent valuation analyses, which were further supported by assumptions and models we regularly use to value our portfolio of servicing rights, was $11.8 million higher than the purchase price.  This amount is included in the change in fair value of mortgage servicing rights for the first quarter of 2010.  The discounted purchase price can be directly attributed to the distressed financial condition of the seller, which was subsequently closed by federal banking regulators.

Table 3 – Other Operating Expense
(In thousands)
	Three Months			%			%
	Ended March 31,		Increase	Increase	Dec. 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2009	(Decrease)	(Decrease)

Regular compensation	$57,760	$54,976	$2,784	5%	$59,122	$(1,362)	(2%)
Incentive compensation:
Cash-based	18,677	20,586	(1,909)	(9)%	18,734	(57)	‒%
Stock-based	4,484	1,409	3,075	N/A	2,912	1,572	N/A
Total incentive compensation	23,161	21,995	1,166	5%	21,646	1,515	7%
Employee benefits	15,903	15,656	247	2%	12,919	2,984	23%
Total personnel expense	96,824	92,627	4,197	5%	93,687	3,137	3%
Business promotion	3,978	4,428	(450)	(10%)	5,758	(1,780)	(31%)
Professional fees and services	6,401	6,512	(111)	(2%)	8,813	(2,412)	(27%)
Net occupancy and equipment	15,511	16,258	(747)	(5%)	17,600	(2,089)	(12%)
Insurance	6,533	5,638	895	16%	6,412	121	2%
Data processing & communications	20,309	19,306	1,003	5%	21,121	(812)	(4)%
Printing, postage and supplies	3,322	4,571	(1,249)	(27%)	3,601	(279)	(8%)
Net losses & operating expenses
of repossessed assets	7,220	1,806	5,414	N/A	5,101	2,119	N/A
Amortization of intangible assets	1,324	1,686	(362)	(21%)	1,912	(588)	(31%)
Mortgage banking costs	9,267	7,467	1,800	24%	11,436	(2,169)	(19%)
Change in fair value of
mortgage servicing rights	(13,932)	(1,955)	(11,977)	N/A	(5,285)	(8,647)	N/A
Other expense	6,975	7,450	(475)	(7%)	6,281	694	11%
Total other operating expense	$163,732	$165,794	$(2,062)	(1%)	$176,437	$(12,705)	(7%)

Number of employees
(full-time equivalent)	4,425	4,458	(33)	(1%)	4,355	70	2%
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $2.8 million or 5% over the first quarter of 2009 primarily due to head count and standard annual merit increases which were effective in the second quarter of 2009.  The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation increased $1.2 million or 5% compared to the first quarter of 2009.  Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  The $1.9 million decrease in cash-based incentive compensation from the first quarter of 2009 included a $1.1 million decrease in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards increased $2.5 million compared with the first quarter of 2009 due to changes in the market value of BOK Financial common stock and other investments.  The market value of BOK Financial common stock increased $4.91 per share in the first quarter of 2010 and decreased $5.90 per share in the first quarter of 2009.  Compensation expense for equity awards increased $574 thousand compared with the first quarter of 2009.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense increased $247 thousand or 2% over the first quarter of 2009 primarily due to increased expenses related to medical insurance costs and employee retirement plans, partially offset by decreased employee training expenses and other benefits costs.  Medical insurance costs were up $632 thousand or 14%.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $3.1 million compared with the fourth quarter of 2009 primarily due to increased employee benefit expenses related to a seasonal increase in payroll taxes.  Incentive compensation increased $1.5 million, mostly offset by a $1.4 million decrease in regular compensation.  Stock-based compensation increased in the first quarter primarily due to changes in the market value of BOK Financial common stock and other investments during the first quarter of 2010.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $5.7 million compared to the first quarter of 2009 primarily due to higher net losses and operating expenses related to repossessed assets and mortgage banking costs, partially offset by decreases in most other operating expense categories.  Net losses and operating expenses of repossessed assets increased $5.4 million over the prior year and mortgage banking costs increased $1.8 million over the prior.  Net losses from sales and write-downs of repossessed property increased $3.8 million compared to the first quarter of 2009.  Operating expenses on repossessed assets increased $1.7 million over the prior year.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, decreased $7.2 million compared to the fourth quarter of 2009.  Reduced operating expenses in most categories were partially offset by higher net losses and operating expense related to repossessed assets.  Net losses from sales and write-downs of repossessed property increased $2.6 million during the first quarter of 2010.  Operating expenses on repossessed assets were down $439 thousand from the prior quarter.

Income Taxes

Income tax expense was $30.3 million or 33% of book taxable income for the first quarter of 2010 compared with $28.8 million or 34% of book taxable income for the first quarter of 2009 and $24.8 million or 37% of book taxable income for the fourth quarter of 2009.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.  The reserve for uncertain tax positions was approximately $12 million at March 31, 2010 and was largely unchanged from December 31, 2009.

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

Economic capital is assigned to the business units by a capital allocation model that reflects management’s assessment of risk.  This model assigns capital based upon credit, operating, interest rate and market risk inherent in our business lines and recognizes the diversification benefits among the units.  The level of assigned economic capital is a combination of the risk taken by each business line, based on its actual exposures and calibrated to its own loss history where possible.  Average invested capital includes economic capital and amounts we have invested in the lines of business.

As shown in Table 4, net income attributable to our lines of business decreased $812 thousand from compared with the first quarter of 2009.  Excluding the day-one gain from the purchase of mortgage servicing rights on favorable terms, net income attributed to our lines of business was down $4.7 million or 9% compared to the first quarter of 2009.  The gain on mortgage servicing rights was attributed to the consumer banking line of business in the Oklahoma geographic market.    The decrease in net income attributed to our lines of business was due primarily to credit losses attributed to the business units and decreased transfer pricing credit provided to business units in the first quarter of 2010 compared to the first quarter of 2009.  Lower interest rates decrease the transfer pricing credit provided to business units that generate lower-costing funds for the Company.  In addition, net interest revenue in the business units was reduced by a decrease in average loan balances.  The increase in net income attributed to funds management and other was primarily due to growth in the securities portfolio, lower other-than-temporary impairment charges against earnings and a decrease in loan loss provision.

Table 4 – Net Income by Line of Business
(In thousands)
	Three Months Ended March 31,
	2010	2009
Commercial banking	$11,436	$16,612
Consumer banking	16,155	9,397
Wealth management	3,118	5,512
Subtotal	30,709	31,521
Funds management and other	29,424	23,511
Total	$60,133	$55,032

Commercial Banking

Commercial banking contributed $11.4 million to consolidated net income in the first quarter of 2010, down from $16.6 million in the first quarter of 2009.  The decrease in commercial banking net income was primarily due to a $4.0 million increase in net loans charged off and a $3.8 million increase in losses on repossessed assets.  Operating revenues decreased $3.6 million compared to the prior year, offset by a $3.6 million decrease in operating expenses.

Table 5 – Commercial Banking
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

NIR (expense) from external sources	$84,795	$85,599	$(804)
NIR (expense) from internal sources	(12,461)	(12,699)	238

Total net interest revenue	72,334	72,900	(566)

Other operating revenue	29,819	33,424	(3,605)
Operating expense	50,034	53,593	(3,559)
Net loans charged off	28,379	24,359	4,020
Gain on financial instruments, net	-	-	-
Gain (loss) on repossessed
assets, net	(5,023)	(1,184)	(3,839)
Income before taxes	18,717	27,188	(8,471)
Federal and state income tax	7,281	10,576	(3,295)

Net income	$11,436	$16,612	$(5,176)

Average assets	$9,183,180	$10,753,951	$(1,570,771)
Average loans	8,374,205	9,801,898	(1,427,693)
Average deposits	5,689,176	4,749,073	940,103
Average invested capital	997,066	1,052,766	(55,700)
Return on average assets	0.51%	0.63%	(12) b.p.
Return on invested capital	4.65%	6.40%	(175) b.p.
Efficiency ratio	48.98%	50.41%	(143) b.p.
Net charge-offs (annualized) to average loans	1.37%	1.01%	36 b.p.

Net interest revenue decreased $566 thousand or 1% compared to the first quarter of 2009.  Average loan balances attributed to commercial banking decreased $1.4 billion due to reduced customer demand and normal repayment trends, which decreased net interest revenue by $8.0 million.  This was offset by an $8.9 million improvement in loan spreads on loans attributable to commercial banking.  The decreased internal transfer pricing credit provided to the commercial banking unit on $5.7 billion of average deposits sold to the funds management unit reduced net interest revenue by approximately $1.9 million as deposit spreads compressed due to lower interest rates in the first quarter of 2010 compared to the first quarter of 2009.

Other operating revenue declined $3.6 million compared to first quarter of 2009.  Service charges on commercial deposit accounts were down $1.4 million compared to the first quarter of 2009 as customers kept greater commercial deposit balances to offset the decrease in the earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balance.  During the first quarter of 2010, the Company recognized a $1.6 million loss on the sale of an alternative investment.

Operating expenses were down $3.6 million or 7% compared to the first quarter of 2009.  Costs allocated to the commercial banking segment were down $5.8 million primarily on reduced lending activities.   This was partially offset by a $1.5 million increase in repossession expenses and $807 thousand of increased data processing costs.  Average repossessed asset balances increased $87 million over the first quarter of 2009.

The average outstanding balance of loans attributed to commercial banking was $8.4 billion for the first quarter of 2010, down $1.4 billion or 15% compared to the first quarter of 2009.  See Loan section following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the commercial banking segment.  Net commercial banking loans charged off increased $4.0 million over the first quarter of 2009 to $28 million or 1.37% of average loans attributed to this line of business on an annualized basis.  The increase in net loans charged off was primarily due to increased losses on commercial real estate loans.

Average deposits attributed to commercial banking were $5.7 billion for the first quarter of 2010, up $940 million or 20% over the first quarter of 2009.  Average deposit balances attributed to our commercial & industrial customers increased $477 million or 50% and average balances attributed to our energy customers increased $232 million or 57%.  Average treasury services deposit balances increased $103 million or 8%.  Average deposits attributable to our commercial real estate customers increased $54 million or 25% and average deposit balances attributable to our small business customers increased $36 million or 2% over the first quarter of 2009.

Consumer Banking

Consumer banking services are provided through four primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking.

Consumer banking contributed $16.2 million to consolidated net income for the first quarter of 2010, up $6.8 million compared to the first quarter of 2009 largely due to the $6.5 million day-one gain from the purchase of rights to service $4.2 billion of residential mortgage loans on favorable terms.

Table 6 – Consumer Banking
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
NIR (expense) from external sources	$19,589	$12,322	$7,267
NIR (expense) from internal sources	11,860	24,962	(13,102)

Total net interest revenue	31,449	37,284	(5,835)

Other operating revenue	43,243	45,286	(2,043)
Operating expense	58,663	61,629	(2,966)
Net loans charged off	3,333	5,584	(2,251)
Increase in fair value of mortgage service
rights	13,932	1,955	11,977
Gain (loss) on financial instruments, net	(211)	(2,118)	1,907
Gain on repossessed assets, net	24	186	(162)
Income before taxes	26,441	15,380	11,061
Federal and state income tax	10,286	5,983	4,303

Net income	$16,155	$9,397	$6,758

Average assets	$6,159,497	$6,042,031	$117,466
Average loans	2,145,468	2,636,415	(490,947)
Average deposits	6,064,778	5,945,973	118,805
Average invested capital	224,935	242,102	(17,167)
Return on average assets	1.06%	0.63%	43 b.p.
Return on invested capital	29.13%	15.74%	1,339 b.p.

Efficiency ratio	78.54%	74.64%	390 b.p.
Net charge-offs (annualized) to average loans	0.63%	0.86%	(23) b.p.
Mortgage loans funded for resale	$382,028	$708,561	$(326,533)

	March 31, 2010	March 31, 2009	Increase (Decrease)
Branch locations	198	197	1
Mortgage loan serviced for others	$10,895,182	$5,515,893	$5,379,289

Net interest revenue from consumer banking activities decreased $5.8 million or 16% from the first quarter of 2009.  Average earning assets were flat compared to the first quarter of 2009, decreasing only $23 million.  Net interest revenue decreased $3.3 million related to lower internal transfer pricing credit provided to the consumer banking segment for deposits sold to our funds management unit and $1.9 million due to a $491 million decrease in average loan balances attributed to the consumer banking division.

Other operating revenue decreased $2.0 million or 5% compared to the first quarter of 2009 primarily due a decrease in mortgage banking revenue of $3.6 million.  Mortgage lending volumes have declined from their historic highs in the first quarter of 2009.  Transaction card revenue increased $808 thousand or 5% over the first quarter of 2009 and deposit service charges were up $701 thousand or 9% over the first quarter of 2009.

Operating expenses decreased $3.0 million or 5% compared to the first quarter of 2009, primarily due to a $4.5 million decrease in corporate expenses allocated to the consumer banking division, partially offset by a $1.6 million increase in mortgage banking expenses due to the acquisition of mortgage servicing rights during the first quarter of 2010.

Net loans charged off by the consumer banking unit totaled $3.3 million in the first quarter of 2010 down from $5.3 million in the first quarter of 2009.  Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.

Average consumer deposits increased $119 million or 2% over the first quarter of 2009.  Average interest-bearing transaction accounts were up $425 million or 19% and average demand deposit accounts increased $14 million or 2% over the first quarter of 2009.  Average time deposits decreased $331 million or 12% compared to the first quarter of 2009.  Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  During the first quarter of 2010, $382 million of mortgage loans were funded compared with $709 million funded in the first quarter of 2009.  Approximately 48% of our mortgage loans funded were in the Oklahoma market, 15% in the Texas market and 14% in the Colorado market.  In addition to the $10.9 billion of mortgage loans serviced for others, the Consumer banking division also services $783 million of loans for affiliated entities.  Approximately 96% of the mortgage loans serviced were to borrowers in our primary geographical market areas.  Mortgage servicing revenue increased to $8.3 million in the first quarter of 2010 from $4.6 million in the first quarter of 2009, primarily due to mortgage servicing rights purchased in the first quarter of 2010.

Excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during the first quarter, changes in fair value of our mortgage loan servicing rights, net of economic hedge, increased consumer banking net income by $1.2 million in the first quarter of 2010 compared with a decrease in net income of $100 thousand in the first quarter of 2009.  Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayment speeds and related factors.

Wealth Management

Wealth Management contributed consolidated net income of $3.1 million in the first quarter of 2010 compared to $5.5 million in the first quarter of 2009. The decrease in net income was primarily due a market driven decline in brokerage and trading revenue.

Table 7 – Wealth Management
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
NIR (expense) from external sources	$8,600	$3,856	$4,744
NIR (expense) from internal sources	3,021	7,602	(4,581)

Total net interest revenue	11,620	11,458	162

Other operating revenue	37,320	41,273	(3,953)
Operating expense	41,072	41,781	(709)
Net loans charged off	2,765	1,929	836
Loss on financial instruments, net	-	-	-
Income before taxes	5,103	9,021	(3,918)
Federal and state income tax	1,985	3,509	(1,524)

Net income	$3,118	$5,512	$(2,394)

Average assets	$3,288,173	$3,006,169	$282,004
Average loans	1,085,092	1,027,529	57,563
Average deposits	3,209,866	2,929,117	280,749
Average invested capital	202,330	192,700	9,630
Return on assets	0.38%	0.74%	(36) b.p.
Return on invested capital	6.25%	11.60%	(535) b.p.
Efficiency ratio	83.92%	79.23%	469 b.p.
Net charge-offs (annualized) to average loans	1.03%	0.76%	27 b.p.

	March 31, 2010	March 31, 2009	Increase (Decrease)
Trust assets	$30,739,254	$28,700,791	$2,038,463

Net interest revenue for the first quarter of 2010 was up $162 thousand or 1% compared to the first quarter of 2009.  Net interest revenue decreased $1.5 million due to lower internal transfer pricing credit provided to the wealth management segment for deposits sold to our funds management unit, partially offset by an $840 thousand increase in net interest revenue due to a $281 million increase in average deposits.  In addition, net interest revenue increased due to increases in average loans attributable to the wealth management division and improved loan spreads and fees.

Other operating revenue decreased $4.0 million compared to the first quarter of 2009 primarily due to decreased trading and brokerage fees.

Operating expenses decreased $709 thousand compared to the first quarter of 2009 primarily due to a $1.1 million decrease in commissions related to brokerage and trading revenue.  All other operating expenses were flat compared to the first quarter of 2009.

Growth in average assets was largely due to funds sold to the funds management unit.  Funds provided by wealth management deposits, which are largely sold to the funds management unit, increased primarily due to an increase in interest bearing transaction accounts and demand deposits, offset by a decrease in higher costing time deposits.    The continued growth in wealth management deposits reflect continued movement of customer funds from managed money market products that were not on the Company’s balance sheet to deposits as well as high net worth customer relationship growth.  Average deposits provided by the wealth management division in the first quarter of 2010 increased $281 million compared with the first quarter of 2009.  Interest-bearing transaction accounts averaged $2.2 billion for the first quarter of 2010, an increase of $385 million or 21% over the first quarter of 2009.  Average time deposits were $704 million, down $153 million or 18% compared to last year.

At March 31, 2010 and 2009, the Wealth Management line of business was responsible for trust assets with aggregate market values of $30.7 billion and $28.7 billion, respectively, under various fiduciary arrangements.  We have sole or joint discretionary authority over $10.7 billion of trust assets at March 31, 2010 compared to $11.0 billion of trust assets at March 31, 2009.  The fair value of non-managed assets totaled $12.7 billion at March 31, 2010 and $10.2 billion at March 31, 2009.  The fair value of assets held in safekeeping totaled $7.3 billion at March 31, 2010 and $7.6 billion at March 31, 2009.

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

Table 8 – Net Income by Geographic Region
(In thousands)
	Three Months Ended March 31,
	2010	2009
Oklahoma	$31,357	$24,868
Texas	5,484	6,888
New Mexico	277	2,606
Arkansas	318	3,705
Colorado	1,103	(1,884)
Arizona	(8,277)	(6,455)
Kansas / Missouri	715	1,736
Subtotal	30,977	31,464
Funds management and other	29,156	23,568
Total	$60,133	$55,032

Oklahoma Market

Oklahoma is a significant market to the Company.  Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Approximately 50% of our average loans, 54% of our average deposits and 52% of our consolidated net income is attributed to the Oklahoma market.  In addition, all of our mortgage servicing activity and 76% of our trust assets are attributed to the Oklahoma market.

Table 9 – Oklahoma
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$58,777	$61,746	$(2,969)

Other operating revenue	70,753	75,994	(5,241)
Operating expense	81,917	90,740	(8,823)
Net loans charged off	10,583	6,323	4,260
Increase (decrease) in fair value of
mortgage service rights	13,932	1,955	11,977
Gain (loss) on financial instruments, net	(211)	(2,118)	1,907
Gain on repossessed assets, net	570	186	384
Income before taxes	51,321	40,700	10,621
Federal and state income tax	19,964	15,832	4,132

Net income	$31,357	$24,868	$6,489

Average assets	$9,252,626	$8,785,895	$466,731
Average loans	5,546,203	6,479,048	(932,845)
Average deposits	8,323,646	7,565,817	757,829
Average invested capital	706,225	769,642	(63,417)
Return on average assets	1.37%	1.15%	22 b.p.
Return on invested capital	18.01%	13.10%	491 b.p.
Efficiency ratio	63.24%	65.88%	(264) b.p.
Net charge-offs (annualized) to average loans	0.77%	0.40%	37 b.p

Net income generated in the Oklahoma market in the first quarter of 2010 increased $6.5 million or 26% over the first quarter of 2009.   Excluding the $11.8 million pre-tax day-one gain on the purchase of mortgage servicing rights during the first quarter, net income generated in the Oklahoma market would have been flat with the first quarter of 2009.

Net interest revenue decreased $3.0 million or 5% compared to the first quarter of 2009 due to a $933 million decrease in average loans, offset by improving interest spreads on loans.  The benefit to net interest revenue from average deposit growth of $758 million over the first quarter of 2009 was offset by lower internal funds transfer credit provided for deposits sold to the funds management unit.

Other operating revenue decreased $5.2 million or 7% compared to the first quarter of 2009.  Brokerage and trading revenue decreased $3.0 million from the first quarter of 2009.  Transaction card revenue decreased $1.9 million partially offset by a $1.8 million increase in deposit service charges and fees.

Net loans charged off totaled $10.6 million or 0.77% of average loans on an annualized basis for first quarter of 2010 compared with $6.3 million or 0.40% of average loans on an annualized basis for the first quarter of 2009.

Average deposits in the Oklahoma market for the first quarter of 2010 increased $758 million over the first quarter of 2009.  The increase came primarily from the commercial and wealth management units, including trust, broker/dealer and private banking.  The increase was partially offset by a decrease in deposits attributable to consumer banking.

Texas Market

Texas is our second largest market.  Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Approximately 30% of our average loans, 24% of our average deposits and 9% of our consolidated net income is attributed to the Texas market.

Table 10 – Texas
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$32,802	$34,822	$(2,020)

Other operating revenue	14,585	13,328	1,257
Operating expense	31,970	31,951	19
Net loans charged off	6,424	5,444	980
Gain (loss) on repossessed assets, net	(425)	7	(432)
Income before taxes	8,568	10,762	(2,194)
Federal and state income tax	3,084	3,874	(790)

Net income	$5,484	$6,888	$(1,404)

Average assets	$4,328,279	$4,130,024	$198,255
Average loans	3,334,355	3,841,867	(507,512)
Average deposits	3,747,669	3,392,970	354,699
Average invested capital	534,353	535,051	(698)
Return on average assets	0.51%	0.68%	(17) b.p.
Return on invested capital	4.16%	5.22%	(106) b.p.
Efficiency ratio	67.47%	66.36%	111 b.p.
Net charge-offs (annualized) to average loans	0.78%	0.57%	21 b.p.

Net income in the Texas market decreased $1.4 million compared to the first quarter of 2009 primarily due to decreased net interest revenue and increased net loans charged off.

Net interest revenue decreased $2.0 million or 6% compared to the first quarter of 2009.  Average outstanding loans decreased $508 million or 13% compared to the first quarter of 2009.  Average deposits increased $355 million or 10%.  The benefit of an increase in average deposits was offset by the average decrease in loans and reduced the benefit from funds sold to the funds management unit.

Other operating revenue increased $1.3 million or 9% over the first quarter of 2009 primarily due to an increase in trading and brokerage fees, transaction card revenue and trust fees, partially offset by a decrease in mortgage banking revenue.  Operating expenses were flat with the first quarter of 2009.  Higher personnel costs were offset with a decrease in corporate expenses allocated to the Texas market.

Net loans charged off totaled $6.4 million or 0.78% of average loans for the first quarter of 2010 on an annualized basis and $5.4 million or 0.57% of average loans for the first quarter of 2009 on an annualized basis.

Other Markets

For the first quarter of 2010, net income attributable to our New Mexico market decreased $2.3 million compared to the first quarter of 2009 to $277 thousand or less than 1% of consolidated net income.  The decrease in net income attributed to New Mexico resulted primarily from a $2.3 million increase in net loan charged off.  Although we attribute all mortgage servicing to the Oklahoma market, the purchase of the rights to service $4.2 billion of residential mortgage loans in the first quarter of 2010 give us the ability to further develop relationships with approximately 34 thousand additional customers, primarily located in the New Mexico market.

For the first quarter of 2010, net income in the Arkansas market decreased to $3.4 million from $3.7 million in the first quarter of 2009 primarily due to a decrease in brokerage and trading revenue and an increase in net loans charged off.  Average deposits in our Arkansas market were up $40 million or 29% over the first quarter of 2009 due primarily to commercial banking deposits.  Wealth management and consumer deposits also increased over the first quarter of 2009.

For the first quarter of 2010, net income in the Colorado market increased $3.0 million from a net loss of in the first quarter of 2009.  Net loans charged off decreased $5.4 million from the first quarter of 2009 to $2.6 million or 1.32% of average loan on an annualized basis.  Approximately $6.7 million of loans charged off in the first quarter of 2009 were to two borrowers, one in the communications media industry and one in financial services.  Average outstanding loan balances were down $161 million or 16% due primarily to commercial loans.

We incurred a net loss of $8.3 million in the Arizona market in the first quarter of 2010 compared with a net loss of $6.5 million in the first quarter of 2009.  The loss was largely due to a $3.0 million increase in losses on repossessed assets, primarily composed of commercial real estate.  Net loans charged off were flat with the prior year at $10.1 million or 7.98% of average loans on an annualized basis compared with $10.1 million or 6.96% of average loans on an annualized basis in the first quarter of 2009.   Average deposits increased $53 million over the first quarter of 2009 and average loans decreased $74 million compared to the prior year.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix in 2005, our objective is to focus on growth in commercial and small business lending in the Arizona market.  We expanded our commercial lending staff in this market and opened three new banking locations during 2009.  We have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market and exited the Tucson market in the first quarter of 2009 which we first entered in 2006.  Losses incurred during the first quarter of 2010 and all of 2009 are largely due to commercial real estate lending.  Commercial loans attributed to the Arizona market increased $9.9 million from December 31, 2009 and commercial real estate loans were down $26 million from December 31, 2009.  Assets attributable to the Arizona market included $16 million of goodwill that may be impaired in future periods if these commercial and small business lending growth plans are unsuccessful.

Net income attributed to the Kansas/Missouri market decreased $1.0 million compared to the first quarter of 2009.   Operating revenue decreased $1.8 million primarily due to a decrease in mortgage banking revenue on lower mortgage origination volume, partially offset by an $830 thousand increase in other operating expenses.  Total average deposits increased $56 million over the first quarter of 2009 and average loans decreased $23 million compared to the prior year.

Table 11 – New Mexico
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$7,743	$8,461	$(718)

Other operating revenue	5,823	6,370	(547)
Operating expense	8,255	9,136	(881)
Net loans charged off	2,777	505	2,272
Loss on repossessed assets, net	(2,081)	(925)	(1,156)
Income before taxes	453	4,265	(3,812)
Federal and state income tax	176	1,659	(1,483)

Net income	$277	$2,606	$(2,329)

Average assets	$1,273,185	$1,215,379	$57,806
Average loans	741,006	827,389	(86,383)
Average deposits	1,198,249	1,114,123	84,126
Average invested capital	90,087	102,685	(12,598)
Return on average assets	0.09%	0.87%	(78) b.p.
Return on invested capital	1.25%	10.29%	(904) b.p.
Efficiency ratio	60.85%	61.60%	(75) b.p.
Net charge-offs (annualized) to average loans	1.52%	0.25%	127 b.p.

Table 12 – Arkansas
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$2,916	$2,949	$(33)

Other operating revenue	8,613	11,040	(2,427)
Operating expense	8,907	6,938	1,969
Net loans charged off	1,999	986	1,013
Loss on repossessed assets, net	(102)	(1)	(101)
Income before taxes	521	6,064	(5,543)
Federal and state income tax	203	2,359	(2,156)

Net income	$318	$3,705	$(3,387)

Average assets	$383,514	$445,893	$(62,379)
Average loans	365,272	435,327	(70,055)
Average deposits	180,185	139,981	40,204
Average invested capital	31,292	34,656	(3,364)
Return on average assets	0.34%	3.37%	(303) b.p.
Return on invested capital	4.12%	43.36%	(3,924) b.p.
Efficiency ratio	77.26%	49.60%	2,766 b.p.
Net charge-offs (annualized) to average loans	2.22%	0.92%	130 b.p.

Table 13 – Colorado
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$8,454	$9,060	$(606)

Other operating revenue	5,193	5,169	24
Operating expense	9,196	9,036	160
Net loans charged off	2,646	8,001	(5,355)
Loss on repossessed assets, net	-	(276)	276
Income (loss) before taxes	1,805	(3,084)	4,889
Federal and state income tax	702	(1,200)	1,902

Net income (loss)	$1,103	$(1,884)	$2,987

Average assets	$1,206,197	$1,212,060	$(5,863)
Average loans	815,908	976,789	(160,881)
Average deposits	1,136,007	1,141,625	(5,618)
Average invested capital	140,701	142,093	(1,392)
Return on average assets	0.37%	(0.63)%	100 b.p.
Return on invested capital	3.18%	(5.38)%	856 b.p.
Efficiency ratio	67.38%	63.50%	388 b.p.
Net charge-offs (annualized) to average loans	1.32%	3.32%	(200) b.p.

Table 14 – Arizona
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$2,619	$2,845	$(226)

Other operating revenue	1,156	1,044	112
Operating expense	4,258	4,385	(127)
Net loans charged off	10,102	10,080	22
Gains (losses) on repossessed assets, net	(2,961)	11	(2,972)
Loss before taxes	(13,546)	(10,565)	(2,981)
Federal and state income tax	(5,269)	(4,110)	(1,159)

Net loss	$(8,277)	$(6,455)	$(1,822)

Average assets	$593,351	$617,258	$(23,907)
Average loans	513,397	587,463	(74,066)
Average deposits	199,348	146,477	52,871
Average invested capital	75,363	87,286	(11,923)
Return on average assets	(5.66)%	(4.24)%	(142) b.p.
Return on invested capital	(44.54)%	(29.99)%	(1,455) b.p.
Efficiency ratio	112.79%	112.75%	4 b.p.
Net charge-offs (annualized) to average loans	7.98%	6.96%	102 b.p.

Table 15 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Net interest revenue	$2,092	$1,715	$377

Other operating revenue	3,996	5,800	(1,804)
Operating expense	4,971	4,141	830
Net loans charged off (recovered)	(54)	532	(586)
Income before taxes	1,171	2,842	(1,671)
Federal and state income tax	456	1,106	(650)

Net income	$715	$1,736	$(1,021)

Average assets	$298,030	$314,382	$(16,352)
Average loans	288,624	311,962	(23,338)
Average deposits	178,714	123,164	55,550
Average invested capital	22,966	24,565	(1,599)
Return on average assets	0.97%	2.24%	(127) b.p.
Return on invested capital	12.63%	28.66%	(1,603) b.p.
Efficiency ratio	81.65%	55.10%	2,655 b.p.
Net charge-offs (annualized) to average loans	(0.08)%	0.69%	(77) b.p.

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements.  Securities are classified as held for investment, available for sale or trading.  See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of March 31, 2010.

Investment (held-to-maturity) securities, which consist primarily of Oklahoma municipal bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts.  At March 31, 2010, investment securities were carried at $310 million and had a fair value of $315 million.

The Company added $70 million to its investment securities portfolio during the first quarter of 2010 comprised primarily of qualifying school construction bonds.  The bonds were issued with the Company’s assistance by several school districts in our Texas market under a program authorized by the U.S. Treasury Department.  Interest on these bonds is payable through federal income tax credits.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $8.8 billion at March 31, 2010, down $62 million from December 31, 2009.  At March 31, 2010, residential mortgage-backed securities represented 97% of total available for sale securities.  We hold no securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized commercial real estate loans.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates which we mitigate by investing in short-duration securities that would have limited extension exposure from rising interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  The expected duration of the residential mortgage-backed securities portfolio was approximately 2.0 years at March 31, 2010.  Management estimates that the expected duration would extend to approximately 3.5 years assuming an immediate 300 basis point upward rate shock.  The effect of falling interest rates from current low levels is not expected to be significant.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are fully guaranteed.  At March 31, 2010, approximately $7.6 billion of the amortized costs of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.   The fair value of these mortgage-backed securities totaled $7.9 billion at March 31, 2010.

We also hold amortized cost of $910 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $766 million at March 31, 2010.   Approximately $593 million of these privately issued residential mortgage-backed securities were rated below investment grade by at least one of the nationally-recognized rating agencies.  The unrealized loss on the below investment grade mortgage-backed securities totaled $120 million at March 31, 2010.  The amortized cost of our privately issued residential mortgage-backed securities decreased $52 million from December 31, 2009 primarily due to cash received.  The unrealized loss on these securities decreased $25 million in the first quarter of 2010.

Our portfolio of privately issued residential mortgage-backed securities consists primarily of amortized cost of $248 million of Jumbo-A residential mortgage loans and $662 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums.  Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on residential mortgage-backed securities originated by these issuers is mitigated by investment in senior tranches with additional collateral support.  Approximately 89% of our Alt-A residential mortgage-backed securities are credit enhanced with additional collateral support and 100% of our Alt-A residential mortgage-backed securities originated in 2007 and 2006 have additional collateral support.  Approximately 83% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 27% of our Jumbo-A residential mortgage backed securities represent pools of fixed rate residential mortgage loans.  None of the adjustable rate mortgages are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $155 million at March 31, 2010.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the consolidated financial statements.  Other-than-temporary impairment charges of $4.2 million were recognized in earnings in the first quarter of 2010 on certain privately issued residential mortgage backed securities we do not intend to sell.
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

We also maintain a separate trading portfolio with the intent to sell at a profit for the Company that is also carried at fair value with changes in fair value recognized in current period income.

Bank-Owned Life Insurance

We have approximately $249 million of bank-owned life insurance at March 31, 2010.  This investment is expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $216 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At March 31, 2010, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $226 million.  As the underlying fair value of the investments held in a separate account at March 31, 2010 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a highly-rated, domestic financial institution.  The remaining cash surrender value of $33 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $11.0 billion at March 31, 2010, a $308 million decrease since December 31, 2009.

Table 16 - Loans
(In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Commercial:
Energy	$1,892,306	$1,911,994	$2,093,802	$2,203,558	$2,329,237
Services	1,741,924	1,807,824	1,768,454	1,884,097	1,962,297
Wholesale/retail	873,170	921,830	940,258	1,027,532	1,133,275
Manufacturing	395,964	404,061	442,729	496,496	514,748
Healthcare	777,668	792,538	745,777	765,285	747,299
Agriculture	155,410	160,549	156,997	157,759	193,863
Other commercial and industrial	178,297	209,044	222,039	181,124	220,811
Total commercial	6,014,739	6,207,840	6,370,056	6,715,851	7,101,530

Commercial real estate:
Construction and land development	605,667	645,295	735,196	818,837	879,368
Retail	408,936	423,260	409,775	413,789	424,565
Office	463,995	463,316	488,564	490,044	486,065
Multifamily	377,673	360,436	339,847	306,175	344,227
Industrial	181,117	146,707	127,845	129,239	150,488
Other real estate loans	406,460	452,420	459,108	453,609	447,368
Total commercial real estate	2,443,848	2,491,434	2,560,335	2,611,693	2,732,081

Residential mortgage:
Permanent mortgage	1,303,589	1,303,340	1,348,183	1,362,505	1,339,957
Home equity	494,122	490,282	481,641	471,470	479,993
Total residential mortgage	1,797,711	1,793,622	1,829,824	1,833,975	1,819,950

Consumer:
Indirect automobile	396,280	454,508	516,062	582,380	650,370
Other consumer	318,646	332,294	335,287	326,029	335,985
Total consumer	714,926	786,802	851,349	908,409	986,355

Total	$10,971,224	$11,279,698	$11,611,564	$12,069,928	$12,639,916

The decline in outstanding loan balances was broadly distributed among the various segments of the portfolio and across geographic markets.  Generally, the decline in outstanding loans balances was due to reduced customer demand in response to current economic conditions, normal repayment trends and management decisions to mitigate credit risk by exiting certain loan types.  A breakdown by geographical market follows on Table 17.

Table 17 – Loans by Principal Market
(In thousands)

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Oklahoma:
Commercial	$2,616,086	$2,649,252	$2,738,217	$2,918,478	$3,119,362
Commercial real estate	787,543	820,578	815,362	855,742	881,620
Residential mortgage	1,235,788	1,228,822	1,245,917	1,249,104	1,234,417
Consumer	404,570	451,829	483,369	521,431	562,021
Total Oklahoma	$5,043,987	$5,150,481	$5,282,865	$5,544,755	$5,797,420

Texas:
Commercial	$1,935,819	$2,017,081	$2,075,379	$2,182,756	$2,277,186
Commercial real estate	769,682	735,338	734,742	741,199	816,830
Residential mortgage	307,643	313,113	335,797	345,780	337,044
Consumer	160,449	170,062	188,374	196,752	214,134
Total Texas	$3,173,593	$3,235,594	$3,334,292	$3,466,487	$3,645,194

New Mexico:
Commercial	$326,203	$341,802	$344,910	$380,378	$393,180
Commercial real estate	298,197	305,061	344,988	313,190	315,511
Residential mortgage	85,629	86,415	88,271	90,944	99,805
Consumer	16,713	17,473	18,176	18,826	19,900
Total New Mexico	$726,742	$750,751	$796,345	$803,338	$828,396

Arkansas:
Commercial	$86,566	$103,443	$99,559	$97,676	$99,955
Commercial real estate	129,125	132,436	128,984	133,026	133,227
Residential mortgage	17,071	16,849	19,128	19,015	17,145
Consumer	110,123	124,265	136,461	152,620	168,971
Total Arkansas	$342,885	$376,993	$384,132	$402,337	$419,298

Colorado:
Commercial	$495,916	$545,724	$569,549	$595,858	$675,223
Commercial real estate	228,998	239,970	249,879	269,923	267,035
Residential mortgage	68,049	66,504	68,667	58,557	59,120
Consumer	17,991	17,362	18,272	14,097	14,599
Total Colorado	$810,954	$869,560	$906,367	$938,435	$1,015,977

Arizona:
Commercial	$209,019	$199,143	$219,330	$215,540	$211,953
Commercial real estate	202,192	227,249	257,169	262,607	285,841
Residential mortgage	68,015	65,047	57,304	58,265	61,605
Consumer	3,068	3,461	4,826	3,229	5,261
Total Arizona	$482,294	$494,900	$538,629	$539,641	$564,660

Kansas / Missouri:
Commercial	$345,130	$351,395	$323,112	$325,165	$324,671
Commercial real estate	28,111	30,802	29,211	36,006	32,017
Residential mortgage	15,516	16,872	14,740	12,310	10,814
Consumer	2,012	2,350	1,871	1,454	1,469
Total Kansas / Missouri	$390,769	$401,419	$368,934	$374,935	$368,971

Total BOK Financial loans	$10,971,224	$11,279,698	$11,611,564	$12,069,928	$12,639,916

Commercial

Commercial loans represent loans for working capital, facilities acquisition or expansion, purchases of equipment and other needs of commercial customers primarily located within our geographical footprint.  Commercial loans are underwritten individually and represent on-going relationships based on a thorough knowledge of the customer, the customer’s industry and market.   While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interests in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the on-going cash flow from operations of the customer’s business.  Inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with commercial lending policies.

The commercial loan portfolio decreased $193 million during the first quarter of 2010 to $6.0 billion at March 31, 2010.  The change in outstanding commercial loans was primarily related to a $66 million decrease in service sector loans, a $49 million decrease in wholesale/retail sector loans and a $31 million decrease in other commercial and industrial loans.  Commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio.  In general, loan demand has softened due to lower working capital needs and less capital project spending by our customers.  The commercial sector of our loan portfolio is distributed as follows in Table 18.

Table 18 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$919,247	$718,954	$174	$3,473	$234,533	$2,641	$13,284	$1,892,306
Services	486,612	606,744	202,378	23,568	168,991	132,032	121,599	1,741,924
Wholesale/retail	460,103	246,168	34,872	41,407	21,557	35,718	33,345	873,170
Manufacturing	207,727	110,549	43,009	1,494	15,846	13,125	4,214	395,964
Healthcare	462,863	213,162	26,546	4,301	48,027	22,060	709	777,668
Agriculture	23,358	3,234	189	280	218	–	128,131	155,410
Other commercial and industrial	56,176	37,008	19,035	12,043	6,744	3,443	43,848	178,297
Total commercial loans	$2,616,086	$1,935,819	$326,203	$86,566	$495,916	$209,019	$345,130	$6,014,739

We have always been an energy lender.  Accordingly, loans to energy producers and borrowers related to the energy industry are the largest portion of our commercial loan portfolio.  In addition, energy production and related industries have a significant impact on the economy in our primary markets.  Loans collateralized by oil and gas properties are subject to a semi-annual engineering review by our internal staff of petroleum engineers.  This review is utilized as the basis for developing the expected cash flows supporting the loan amount.  The projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties.  Loans are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current pricing levels and with existing conventional equipment and operating methods and costs.  As part of our evaluation of credit quality, we analyze rigorous stress tests over a range of commodity prices and take proactive steps to mitigate risk when appropriate.

Energy loans totaled $1.9 billion or 17% of total loans.  Outstanding energy loans decreased $20 million during the first quarter of 2010 primarily due to low customer loan demand as a result of low commodity prices which has led to curtailed exploration and production of oil and gas reserves and reduced borrowing capacity based upon collateral values.  Approximately $1.5 billion of energy loans were to oil and gas producers, flat with December 31, 2009.  Approximately 52% of the committed production loans are secured by properties primarily producing natural gas and 48% are secured by properties primarily producing oil.  The energy category also included approximately $61 million of loans to borrowers that provide services to the energy industry, $239 million of loans to borrowers engaged in wholesale or retail energy sales and $41 million of loans to borrowers that manufacture equipment primarily for the energy industry.

The services sector of the loan portfolio totaled $1.7 billion or 16% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services.  Approximately $1.0 billion of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.  Outstanding loans to the service sector of the loan portfolio decreased $66 million during the first quarter of 2010 due to reduced loan demand as a result of general economic conditions.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At March 31, 2010, the outstanding principal balance of these loans totaled $1.5 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 24% of our shared national credits, based on dollars committed.  We hold shared  credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.  In addition to management’s quarterly assessment of credit risk, grading of shared national credits is provided annually by banking regulators.  Risk grading provided by the regulators in the third quarter of 2009 did not differ significantly from management’s assessment.

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

Commercial real estate loans totaled $2.4 billion or 22% of the loan portfolio at March 31, 2010.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans decreased $48 million from the previous quarter end.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 19.

 Table 19 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$166,900	$153,735	$73,015	$17,467	$124,954	$64,773	$4,823	$605,667
Retail	145,812	121,046	57,355	19,786	10,441	41,927	12,569	408,936
Office	111,534	167,496	77,405	13,189	60,501	33,422	448	463,995
Multifamily	120,954	159,054	20,517	55,776	4,892	9,806	6,674	377,673
Industrial	69,579	75,059	21,851	620	1,069	12,866	73	181,117
Other real estate loans	172,764	93,292	48,054	22,287	27,141	39,398	3,524	406,460
Total commercial real estate loans	$787,543	$769,682	$298,197	$129,125	$228,998	$202,192	$28,111	$2,443,848

Construction and land development loans, which consisted primarily of residential construction properties and developed building lots, decreased $40 million from December 31, 2009 to $606 million at March 31, 2010 primarily due to payments.  In addition, approximately $3.2 million of construction and land development loans were transferred to other real estate owned in the first quarter of 2010 and $4.3 million were charged-off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.  Other real estate loans decreased $46 million and retail sector loans decreased $14 million during the first quarter of 2010.  Decreases in commercial real estate loans were partially offset by a $34 million increase in loans secured by industrial facilities and a $17 million increase in loans secured by multifamily residential properties, primarily in the Texas market.

Residential Mortgage and Consumer

Residential mortgage loans provide funds for our customers to purchase or refinance their primary residence or to borrow against the equity in their home.  Residential mortgage loans are secured by a first or second-mortgage on the customer’s primary residence.  Consumer loans include direct loans secured by and for the purchase of automobiles, recreational and marine equipment as well as other unsecured loans.  Consumer loans also include indirect automobile loans made through primary dealers.  Residential mortgage and consumer loans are made in accordance with underwriting policies we believe to be conservative and are fully documented. Credit scoring is assessed based on significant credit characteristics including credit history, residential and employment stability.

Residential mortgage loans totaled $1.8 billion, up $4.1 million from December 31, 2009.  Permanent 1-4 family mortgage loans were flat with the prior quarter, increasing $249 thousand and home equity loans increased $3.8 million, primarily in the Oklahoma market.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The permanent mortgage loan portfolio is primarily composed of various mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals.  The aggregate outstanding balance of loans in these programs is $1.1 billion.  Jumbo loans may be fixed or variable rate and are fully amortizing.  The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain health-care professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.  The maximum loan amount of any of our residential mortgage loans products is $4 million.

Approximately $106 million or 8% of permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs.  The outstanding balance of these loans is down from $110 million at December 31, 2009.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

The composition of residential mortgage and consumer loans at March 31, 2010 is as follows in Table 20.

Table 20 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Permanent Mortgage	$931,639	$222,289	$18,571	$12,379	$49,430	$57,455	$11,826	$1,303,589
Home equity	304,149	85,354	67,058	4,692	18,619	10,560	3,690	494,122
Total residential mortgage	$1,235,788	$307,643	$85,629	$17,071	$68,049	$68,015	$15,516	$1,797,711

Consumer:
Indirect automobile	$235,935	$55,952	$–	$104,393	$–	$–	$–	$396,280
Other consumer	168,635	104,497	16,713	5,730	17,991	3,068	2,012	318,646
Total consumer	$404,570	$160,449	$16,713	$110,123	$17,991	$3,068	$2,012	$714,926

Indirect automobile loans decreased $58 million from December 31, 2009, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $4.9 billion and standby letters of credit which totaled $580 million at March 31, 2010.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $5.5 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at March 31, 2010.

We also have off-balance sheet commitments for residential mortgage loans sold with full or partial recourse as more fully described in Note 14 to the consolidated financial statements.  At March 31, 2010, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $324 million, down from $331 million at December 31, 2009.  Substantially all of these loans are to borrowers in our primary markets including $228 million to borrowers in Oklahoma, $35 million to borrowers in Arkansas, $18 million to borrowers in New Mexico, $16 million to borrowers in the Kansas/Missouri area and $15 million to borrowers in Texas.

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

Counterparty credit risk is evaluated through existing policies and procedures.  This evaluation considers the total relationship between BOK Financial and each of the counterparties.  Individual limits are established by management, approved by Credit Administration and reviewed by the Asset / Liability Committee.  Margin collateral is required if the exposure between the Company and any counterparty exceeds established limits.  Based on declines in the counterparties’ credit ratings, these limits may be reduced and additional margin collateral may be required.

A deterioration of the credit standing of one or more of the customers or counterparties to these contracts may result in BOK Financial recognizing a loss as the fair value of the affected contracts may no longer move in tandem with the offsetting contracts.  This occurs if the credit standing of the customer or counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the customer or counterparty’s ability to provide margin collateral was impaired.

Derivative contracts are carried at fair value.  At March 31, 2010, the net fair values of derivative contracts reported as assets under these programs totaled $337 million, down from $355 million at December 31, 2009 due to cash settlements and reduced transaction volumes.  At March 31, 2010, derivative contracts carried as assets included energy contracts with fair values of $170 million, interest rate contracts with fair values of $95 million, and foreign exchange contracts with fair values of $60 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $344 million.

At March 31, 2010, total derivative assets were reduced by $13 million of cash collateral received from counterparties and total derivative liabilities were reduced by $33 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by generally accepted accounting principles.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements (Unaudited).

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at March 31, 2010 follows in Table 21.

Table 21 – Fair Value of Derivative Contracts
(In thousands)

Customers	$145,763
Energy companies	90,222
Banks	64,800
Exchanges	21,412
Other	2,186
Fair value of customer hedge asset derivative contracts, net	$324,383

The largest net amount due from a single counterparty, a domestic subsidiary of a major energy company, at March 31, 2010 was $89 million.  This amount was offset by $68 million in letters of credit issued by multiple independent financial institutions.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $18 per barrel of oil would increase the fair value of derivative assets by $350 million.  An increase in prices equivalent to $145 per barrel of oil would decrease the fair value of derivative assets by $355 million as current prices move away from the fixed prices embedded in our existing contracts.  Further increases in prices equivalent to $152 per barrel of oil would increase the fair value of our derivative assets by $404 million.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $46 million.

Summary of Loan Loss Experience

We maintain separate reserves for loan losses and reserves for off-balance sheet credit risk.  The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $314 million or 2.86% of outstanding loans and 91% of nonaccruing loans at March 31, 2010.  The allowance for loan losses was $300 million and the reserve for off-balance sheet credit losses was $14 million.  At December 31, 2009, the combined allowance for loan losses and off-balance sheet credit losses was $306 million or 2.72% of outstanding loans and 90% of nonaccruing loans.

Table 22 – Summary of Loan Loss Experience
(In thousands)
	Three Months Ended
	March 31,		Dec. 31,		Sept. 30,		June 30,		March 31,
	2010		2009		2009		2009		2009
Reserve for loan losses:
Beginning balance	$292,095		$280,902		$263,309		$251,002		$233,236
Loans charged off:
Commercial	11,373		12,773		12,026		9,135		15,791
Commercial real estate	22,357		12,505		17,407		17,186		10,215
Residential mortgage	1,842		6,055		3,479		5,373		1,765
Consumer	4,756		6,641		5,669		5,715		6,764
Total	40,328		37,974		38,581		37,409		34,535
Recoveries of loans previously charged off:
Commercial	3,063		640		858		692		356
Commercial real estate	672		317		20		83		41
Residential mortgage	120		335		201		179		214
Consumer	1,995		1,658		1,515		1,518		2,053
Total	5,850		2,950		2,594		2,472		2,664
Net loans charged off	34,478		35,024		35,987		34,937		31,871
Provision for loan losses	42,100		46,217		53,580		47,244		49,637
Ending balance	$299,717		$292,095		$280,902		$263,309		$251,002
Reserve for off-balance sheet credit losses:
Beginning balance	$14,388		$11,985		$10,445		$10,569		$15,166
Provision for off-balance sheet credit losses	–		2,403		1,540		(124)		(4,597)
Ending balance	$14,388		$14,388		$11,985		$10,445		$10,569
Total provision for credit losses	$42,100		$48,620		$55,120		$47,120		$45,040
Reserve for loan losses to loans outstanding
at period-end	2.73%		2.59%		2.42%		2.18%		1.99%
Net charge-offs (annualized)
to average loans	1.23		1.22		1.21		1.13		1.00
Total provision for credit losses (annualized)
to average loans	1.51		1.69		1.85		1.52		1.41
Recoveries to gross charge-offs	14.51		7.77		6.72		6.61		7.71
Reserve for loan losses as a multiple of net
charge-offs (annualized)	2.17	x	2.08	x	1.95	x	1.88	x	1.97	x
Reserve for off-balance sheet credit losses to
off-balance sheet credit commitments	0.26%		0.26%		0.22%		0.19%		0.19%
Combined reserves for credit losses to loans
outstanding at period-end	2.86		2.72		2.52		2.27		2.07

Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific reserves attributed to impaired loans, general reserves based on migration factors and non-specific reserves based on general economic, risk concentration and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For the three months ended March 31, 2010, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

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

Delinquency status is not a significant consideration in the evaluation of impairment or risk-grading of commercial or commercial real estate loans.  These evaluations are based on an assessment of the borrowers’ paying capacity and attempt to identify changes in credit risk before payments become delinquent.  Changes in the delinquency trends of residential mortgage loans and consumer loans may indicate increases or decreases in expected losses.

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on an evaluation of available cash resources or collateral value.  No reserves are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover.  Impaired loans totaled $311 million at March 31, 2010 and $317 million at December 31, 2009.  At March 31, 2010, $186 million of impaired loans had specific reserves of $12 million and $125 million had no specific reserves because they had been charged down to amounts we expect to recover.  Impaired loans with no specific reserves had gross outstanding principal balances of $229 million.  Cumulative life-to-date charge-offs of impaired loans with no specific reserves at March 31, 2010 totaled $104 million, including $22 million charged-off in the first quarter of 2010.  At December 31, 2009, $204 million of impaired loans had $36 million of specific reserves and $113 million had no specific reserves.

General reserves for unimpaired loans are based on migration models.  Separate migration models are used to determine general reserves for commercial and commercial real estate loans, residential mortgage loans, and consumer loans.  All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers’ ability to repay the loans.  Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends.  We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors.  Greater emphasis is placed on losses incurred in more recent periods.  The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade.  The general reserve for residential mortgage loans is based on an eight-quarter average percent of loss.  The general reserve for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.  The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $265 million at March 31, 2010 and $238 million at December 31, 2009.

Nonspecific reserves are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific reserves totaled $23 million at March 31, 2010 and $18 million at December 31, 2009.

The provision for loan losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation.  The provision for loan losses totaled $42.1 million for the first quarter of 2010, $46.2 million for the fourth quarter of 2009 and $49.6 million for the first quarter of 2009.  Factors considered in determining the provision for credit losses for the first quarter of 2010 included trends of net charge-offs, nonperforming loans and risk grading.

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

Net loans charged off during the first quarter of 2010 totaled $34.5 million compared to $35.0 million in the previous quarter and $31.9 million in the first quarter of 2009.  The ratio of net loans charged off (annualized) to average outstanding loans was 1.23% for the first quarter of 2010 compared with 1.22% in the fourth quarter of 2009 and 1.00% for the first quarter of 2009.  Net loans charged off in the first quarter of 2010 decreased $546 thousand compared to the previous quarter.

Net loans charged off by category and principal market area during the first quarter of 2010 follow in Table 23.

Table 23 – Net Loans Charged Off
(In Thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$(981)	$4,531	$387	$1,397	$2,749	$226	$-	$8,310
Commercial real estate	9,023	219	2,504	-	-	9,940	-	21,685
Residential mortgage	766	860	11	23	29	33	-	1,722
Consumer	1,276	814	52	579	30	7	3	2,761
Total net loans charged off	$10,084	$6,424	$2,954	$1,999	$2,808	$10,206	$3	$34,478

Net commercial loans charged off during the first quarter of 2010 decreased $3.8 million compared to the prior quarter and included $5.4 million from the healthcare sector of the loan portfolio primarily in the Texas market and $2.0 million from the wholesale / retail sector of the loan portfolio primarily in the New Mexico market.

Net charge-offs of commercial real estate loans increased $9.5 million over the fourth quarter of 2009 and included $9.1 million of loans secured by retail facilities primarily in the Arizona market and $7.4 million of loans secured by multifamily residential properties primarily in the Oklahoma market.  Land and residential construction sector charge-offs totaled $3.7 million in the first quarter of 2010, a $5.6 million decrease from the prior quarter.  Land and residential construction sector loan portfolio charge-offs were primarily composed of $1.2 million in the Oklahoma market, $1.1 million in the Colorado market and $1.1 million in the Arizona market.

Residential mortgage net charge-offs decreased $4.0 million compared to the previous quarter and included $860 thousand of loans in the Texas market and $766 thousand of loans in the Oklahoma market.  Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, decreased $2.2 million over the previous quarter.  Net charge-offs of indirect auto loans totaled $1.6 million for the first quarter of 2010 and $2.4 million for the fourth quarter of 2009.

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

Nonperforming Assets

Table 24 – Nonperforming Assets
(In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Nonaccrual loans:
Commercial	$84,491	$101,384	$128,266	$126,510	$128,501
Commercial real estate	219,639	204,924	212,418	189,586	175,487
Residential mortgage	36,281	29,989	38,220	35,860	34,182
Consumer	3,164	3,058	3,897	1,037	1,065
Total nonaccrual loans	343,575	339,355	382,801	352,993	339,235
Renegotiated loans (3)	17,763	15,906	17,426	17,479	13,623
Total nonperforming loans	361,338	355,261	400,227	370,472	352,858
Other nonperforming assets	121,933	129,034	89,507	75,243	61,383
Total nonperforming assets	$483,271	$484,295	$489,734	$445,715	$414,241
Nonaccrual loans by principal market:
Oklahoma	$89,512	$83,176	$112,610	$108,490	$105,536
Texas	61,839	66,892	65,911	51,582	55,225
New Mexico	23,572	26,693	35,541	29,640	18,046
Arkansas	15,206	13,820	5,911	3,888	4,078
Colorado (4)	66,990	60,082	50,432	45,794	38,567
Arizona	85,808	84,559	108,161	106,076	111,772
Kansas / Missouri	648	4,133	4,235	7,523	6,011
Total nonaccrual loans	$343,575	$339,355	$382,801	$352,993	$339,235
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$17,182	$22,692	$48,992	$53,842	$49,618
Manufacturing	4,834	15,765	17,429	16,975	18,248
Wholesale / retail	6,629	12,057	7,623	10,983	8,650
Agriculture	65	65	98	105	115
Services	35,535	30,926	30,094	24,713	30,226
Healthcare	10,538	13,103	13,758	14,222	14,288
Other	9,708	6,776	10,272	5,670	7,356
Total commercial	84,491	101,384	$128,266	126,510	128,501
Commercial real estate:
Land development and construction	140,508	109,779	113,868	97,425	99,922
Retail	14,843	26,236	22,254	17,474	9,893
Office	26,660	25,861	31,406	27,685	23,305
Multifamily	15,725	26,540	28,223	27,827	27,198
Industrial	–	279	527	527	575
Other commercial real estate	21,903	16,229	16,140	18,648	14,594
Total commercial real estate	219,639	204,924	212,418	189,586	175,487
Residential mortgage:
Permanent mortgage	34,134	28,314	36,431	34,149	32,848
Home equity	2,147	1,675	1,789	1,711	1,334
Total residential mortgage	36,281	29,989	38,220	35,860	34,182
Consumer	3,164	3,058	3,897	1,037	1,065
Total nonaccrual loans	$343,575	$339,355	$382,801	$352,993	$339,235
Ratios:
Reserve for loan losses to nonperforming loans	82.95%	82.22%	70.19%	71.07%	71.13%
Nonperforming loans to period-end loans	3.29	3.15	3.45	3.07	2.79
Loans past due (90 days or more) (1)	$12,915	$10,308	$24,238	$32,479	$46,123	(2)

(1) Includes residential mortgages guaranteed by agencies of the U.S. Government.	$3,183	$1,400	$2,589	$1,337	$395
(2) Includes a $23 million loan that was paid current after March 31, 2009.
(3) Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.	14,083	12,799	11,234	11,079	10,514
(4) Includes loans subject to First United Bank sellers escrow.	4,281	4,311	4,173	8,305	11,287

Nonperforming assets totaled $483 million or 4.36% of outstanding loans and repossessed assets at March 31, 2010, down $1.0 million since December 31, 2009.  In addition to $344 million of nonaccruing loans, nonperforming assets included $18 million of restructured residential mortgage loans and $122 million of real estate and other repossessed assets.  Nonperforming assets included $14 million of restructured residential mortgage loans guaranteed by agencies of the U.S. government and $7.9 million of loans and repossessed assets acquired with First United Bank in the second quarter of 2007.  The Company will be reimbursed by the sellers up to $4.1 million for any losses incurred during a three-year period after the June 2007 acquisition date.  The First United guaranty expires in the second quarter of 2010.  The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase.  A rollforward of nonperforming assets for the first quarter of 2010 follows in Table 25.

Table 25 – Rollforward of Nonperforming Assets
(In thousands)
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2009	$339,355	$15,906	$129,034	$484,295
Additions	72,787	-	-	72,787
Payments	(32,808)	-	-	(32,808)
Charge-offs / Write-offs	(32,265)	-	(5,937)	(38,202)
Foreclosures	(6,102)	-	6,102	-
Sales	-	-	(7,521)	(7,521)
Return to accrual	(3,601)	-	-	(3,601)
Other, net	6,209	1,857	255	8,321
Balance, March 31, 2010	$343,575	$17,763	$121,933	$483,271

The distribution of nonaccruing loans among our various markets follows in Table 26.

Table 26 – Nonaccruing Loans by Principal Market
(Dollars In thousands)
	March 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$89,512	1.77%	$83,176	1.61%	$6,336	16 b.p.
Texas	61,839	1.95	66,892	2.07	(5,053)	(12)
New Mexico	23,572	3.24	26,693	3.56	(3,121)	(32)
Arkansas	15,206	4.43	13,820	3.67	1,386	76
Colorado	66,990	8.26	60,082	6.91	6,908	135
Arizona	85,808	17.79	84,559	17.09	1,249	70
Kansas / Missouri	648	0.17	4,133	1.03	(3,485)	(86)
Total	$343,575	3.13%	$339,355	3.01%	$4,220	12 b.p.

The majority of non-accruing loans are concentrated in the Oklahoma and Arizona markets.  Nonaccruing loans in the Oklahoma market are primarily composed of $36 million of commercial loans and $39 million of commercial real estate loans.  Nonaccruing loans in the Arizona market consisted primarily of commercial real estate loans.

Nonaccruing loans increased $4.2 million from December 31, 2009 primarily due to a $6.9 million increase in the Colorado market and a $6.3 million increase in the Oklahoma market partially offset by a $5.1 million decrease in the Texas market.  During the first quarter of 2010, $73 million of new nonaccruing loans were identified, offset by $33 million in payments received, $32 million in charge-offs and $6 million in foreclosures and repossessions.  In addition, $4 million of nonaccruing loans returned to accrual status during the first quarter of 2010.  The 12 basis point increase in the ratio of nonaccruing loans to period end loans was impacted by a $308 million decrease in period end loans at March 31, 2010 compared to December 31, 2009.

Commercial

Nonaccruing commercial loans totaled $84 million or 1.40% of total commercial loans at March 31, 2010 and $101 million or 1.63% of total commercial loans at December 31, 2009.  At March 31, 2010, nonaccruing commercial loans were primarily composed of $36 million or 2.04% of total services sector loans, $17 million or 0.91% of total energy sector loans and $11 million or 1.36% of total healthcare sector loans.  Nonaccruing commercial loans decreased $17 million including an $11 million decrease in nonaccruing manufacturing loans, $5.5 million decrease in nonaccruing energy loans and $5.4 million decrease in nonaccruing wholesale/retail sector loans, partially offset by a $4.6 million increase in nonaccruing service sector loans.

Newly identified nonaccruing commercial loans in the first quarter of 2010 totaled approximately $20 million, offset by $25 million in payments and $10 million in charge-offs.  Newly identified nonaccrual loans were primarily in the services and other commercial and industrial sectors of the portfolio.  The distribution of nonaccruing commercial loans among our various markets was as follows in Table 27.

Table 27 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	March 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$36,110	1.38%	$36,990	1.40%	$(880)	(2) b.p.
Texas	17,450	0.90	32,591	1.62	(15,141)	(72)
New Mexico	8,873	2.72	14,365	4.20	(5,492)	(148)
Arkansas	839	0.97	434	0.42	405	55
Colorado	9,429	1.90	8,132	1.49	1,297	41
Arizona	11,725	5.61	8,804	4.42	2,921	119
Kansas / Missouri	65	0.02	68	0.02	(3)	–
Total commercial	$84,491	1.40%	$101,384	1.63%	$(16,893)	(23) b.p.
Commercial Real Estate

Nonaccruing commercial real estate loans totaled $220 million or 8.99% of outstanding commercial real estate loans at March 31, 2010 compared to $205 million or 8.23% of outstanding commercial real estate loans at December 31, 2009.  Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans increased $15 million since December 31, 2009.  Newly identified nonaccruing commercial real estate loans totaled $53 million, partially offset by $21 million of charge-offs, $8 million of cash payments received and $5 million of foreclosures.  The distribution of our nonaccruing commercial real estate loans among our geographic market is as follows in Table 28.

Table 28 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	March 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$38,666	4.91%	$30,525	3.72%	$8,141	119 b.p.
Texas	33,811	4.39	24,163	3.29	9,648	110
New Mexico	12,370	4.15	10,101	3.31	2,269	84
Arkansas	12,643	9.79	11,727	8.85	916	94
Colorado	57,362	25.05	51,661	21.53	5,701	352
Arizona	64,787	32.04	73,106	32.17	(8,319)	(13)
Kansas / Missouri	–	–	3,641	11.82	(3,641)	(1,182)
Total commercial real estate	$219,639	8.99%	$204,924	8.23%	$14,715	76 b.p.

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.  Approximately $65 million or 32.04% of commercial real estate loans in Arizona are nonaccruing and consist primarily of $33 million of nonaccruing residential construction and land development loans, $12 million of nonaccruing loans secured by other commercial and industrial facilities and $10 million of nonaccruing loans secured by office buildings.  Nonaccruing commercial real estate in the Arizona market decreased $8.3 million compared to December 31, 2009, primarily due to charge-offs and transfers to other real estate owned.  Approximately $57 million or 25.05% of commercial real estate loans in the Colorado market are nonaccruing and consist primarily of $49 million of nonaccruing residential construction and land development loans and $7.5 million of nonaccruing loans secured by office buildings.

The increase in nonaccruing commercial real estate loans included $31 million from nonaccruing residential construction and land development loans, partially offset by an $11 million decrease in nonaccruing loans secured by retail facilities primarily in the Arizona market and a $10 million decrease in nonaccruing loans secured by multifamily residential properties primarily in the Oklahoma and Kansas/Missouri markets.  The increase in nonaccruing residential construction and land development loans included $9.8 million in the Texas market, $8.8 million in the Oklahoma market, $7.1 million in the Colorado market and $5.8 million in the New Mexico market.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $36 million or 2.02% of outstanding residential loans at March 31, 2010 compared to $30 million or 1.67% of total residential loans at December 31, 2009.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $34 million or 2.62% of outstanding residential mortgage loans at March 31, 2010, a $5.8 million increase compared to December 31, 2009.  Nonaccruing home equity loans continued to perform well with only $2.1 million or 0.43% of total home equity loans in nonaccrual status.  The distribution of nonaccruing residential mortgage loans among our various markets is included in Table 29.

Table 29 – Nonaccruing Residential Mortgage Loans by Principal Market
(Dollars in thousands)
	March 31, 2010		December 31, 2009		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$13,741	1.11%	$14,650	1.19%	$(909)	(8) b.p.
Texas	9,724	3.16	9,320	2.98	404	18
New Mexico	2,312	2.70	2,168	2.51	144	19
Arkansas	554	3.25	620	3.68	(66)	(43)
Colorado	199	0.29	291	0.44	(92)	(15)
Arizona	9,167	13.48	2,517	3.87	6,650	961
Kansas / Missouri	584	3.76	423	2.51	161	125
Total residential mortgage loans	$36,281	2.02%	$29,989	1.67%	$6,292	35 b.p.

In addition to nonaccruing residential mortgage and consumer loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage and consumer loans past due is included in the following Table 30.  Residential mortgage loans less than 90 days past due decreased $1.1 million and residential mortgage loans past due 90 days or more increased $1.7 million during first quarter of 2010.   Consumer loans past due 30 to 89 days decreased $7.0 million from December 31, 2009 primarily due to a decrease in indirect automobile loans, partially offset by an increase in other consumer loans.  Consumer loans past due 90 days or more decreased $3.3 million during the first quarter of 2010, primarily due to a decrease in other consumer loans.

Table 30 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	March 31, 2010		December 31, 2009
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Permanent mortgage	$3,183	$22,649	$1,532	$23,489
Home equity	47	1,744	24	2,049
Total residential mortgage	$3,230	$24,393	$1,556	$25,538

Consumer:
Indirect automobile	$287	$14,995	$537	$23,191
Other consumer	216	2,832	3,297	1,612
Total consumer	$503	$17,827	$3,834	$24,803

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets totaled $122 million at March 31, 2010, a decrease of $7 million from December 31, 2009.  Approximately $4.7 million of the decrease is attributed to 1-4 family residential properties and residential land development in the Arizona market.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 31 following.

Table 31 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Other	Total
1-4 family residential properties and residential land development properties	$5,690	$19,048	$3,924	$4,464	$1,967	$25,587	$649	$370	$61,699
Developed commercial real estate properties	1,366	4,989	4,594	1,391	5,500	16,544	–	–	34,384
Equity interest in partial satisfaction of debts	13,100	–	–	–	–	–	–	–	13,100
Undeveloped land	–	–	2,219	–	–	5,037	–	–	7,256
Construction equipment	–	–	–	–	–	–	4,061	–	4,061
Vehicles	644	182	–	358	–	–	–	–	1,184
Other	–	20	229	–	–	–	–	–	249
Total real estate and other repossessed assets	$20,800	$24,239	$10,966	$6,213	$7,467	$47,168	$4,710	$370	$121,933

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.  A secondary market is developing for shares of the entity in which we hold an equity interest.  Prices indicated in that market exceed our carrying value per share.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  These potential problem loans totaled $231 million at March 31, 2010 and $236 million at December 31, 2009.  The current composition of potential problem loans by primary industry included real estate - $133 million, energy - $37 million, manufacturing - $14 million, and services - $17 million.  Potential problem real estate loans included $54 million of residential development loans on properties primarily located in Texas, Colorado and Oklahoma and $24 million of loans secured by multifamily residential properties primarily located in Arizona and Texas.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks.  For the first quarter of 2010, approximately 65% of our funding was provided by average deposit accounts, 20% from borrowed funds, 2% from long-term subordinated debt and 10% from shareholders’ equity.  Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

Deposit accounts represent our largest funding source.  We compete for retail and commercial deposits by offering a broad range of products and services and focusing on customer convenience.  Retail deposit growth is supported through our Perfect Banking sales and customer service program, free checking and online bill paying services, an extensive network of branch locations and ATMs and a 24-hour Express Bank call center.  Commercial deposit growth is supported by offering treasury management and lockbox services.  We also acquire brokered deposits when the cost of funds is advantageous to other funding sources.

Average deposits totaled $15.4 billion at March 31, 2010 and represented approximately 65% of total average liabilities and capital for the first quarter of 2010, compared with $15.6 billion and 66% of total average liabilities and capital for the fourth quarter of 2009.  Average deposits decreased $179 million from the fourth quarter of 2009.   Average interest-bearing transaction deposit accounts continued to grow in the first quarter of 2010, up $229 million over the fourth quarter of 2009.  Growth in our average interest-bearing transaction deposit accounts included $92 million of wealth management deposits, $75 million of commercial deposits and $64 million of consumer banking deposits.  Average demand deposits decreased $181 million from the fourth quarter of 2009, primarily related to a seasonal decrease in balances held by our commercial banking customers.  Higher-costing average time deposits also decreased $230 million during the first quarter of 2010.

Brokered deposits, which are included in time deposits, averaged $170 million for the first quarter of 2010.  Brokered deposits were down $175 million from the fourth quarter of 2009.  These deposits, which were largely added in 2008 to remix wholesale funding sources to provide more available liquidity, are being replaced by other deposit products as they mature.

The distribution of deposit accounts among our principal markets is shown in Table 32.

Table 32 – Deposits by Principal Market Area
(In thousands)
	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Oklahoma:
Demand	$2,062,084	$2,068,908	$1,895,980	$1,451,057	$1,651,111
Interest-bearing:
Transaction	5,237,983	5,134,902	4,566,058	4,374,089	4,089,838
Savings	101,708	93,006	93,443	94,048	95,827
Time	1,360,756	1,397,240	1,765,980	2,033,312	2,876,313
Total interest-bearing	6,700,447	6,625,148	6,425,481	6,501,449	7,061,978
Total Oklahoma	$8,762,531	$8,694,056	$8,321,461	$7,952,506	$8,713,089

Texas:
Demand	$1,068,656	$1,108,401	$1,138,794	$1,002,266	$1,021,424
Interest-bearing:
Transaction	1,675,759	1,748,319	1,716,460	1,660,642	1,527,399
Savings	37,175	35,129	35,724	33,992	33,867
Time	1,043,813	1,100,602	1,007,579	1,035,919	1,054,632
Total interest-bearing	2,756,747	2,884,050	2,759,763	2,730,553	2,615,898
Total Texas	$3,825,403	$3,992,451	$3,898,557	$3,732,819	$3,637,322

New Mexico:
Demand	$222,685	$209,090	$216,330	$175,033	$180,308
Interest-bearing:
Transaction	480,189	442,247	424,528	434,498	401,000
Savings	20,036	17,563	18,039	18,255	17,858
Time	495,243	510,202	511,507	542,388	561,300
Total interest-bearing	995,468	972,012	954,074	995,141	980,158
Total New Mexico	$1,218,153	$1,181,102	$1,170,404	$1,170,174	$1,160,466

Arkansas:
Demand	$17,599	$21,526	$19,077	$17,261	$16,503
Interest-bearing:
Transaction	61,398	50,879	85,061	73,972	63,924
Savings	1,266	1,346	1,131	1,031	1,100
Time	105,794	101,839	137,109	162,505	150,015
Total interest-bearing	168,458	154,064	223,301	237,508	215,039
Total Arkansas	$186,057	$175,590	$242,378	$254,769	$231,542

Colorado:
Demand	$136,048	$146,929	$121,555	$113,895	$111,048
Interest-bearing:
Transaction	456,508	448,846	477,418	445,521	466,276
Savings	18,118	17,802	18,518	18,144	18,905
Time	509,410	525,844	520,906	579,709	584,971
Total interest-bearing	984,036	992,492	1,016,842	1,043,374	1,070,152
Total Colorado	$1,120,084	$1,139,421	$1,138,397	$1,157,269	$1,181,200

Arizona:
Demand	$61,183	$68,651	$54,046	$55,975	$54,362
Interest-bearing:
Transaction	81,851	81,909	95,242	89,842	66,809
Savings	1,105	958	971	1,282	970
Time	64,592	60,768	56,809	59,775	54,923
Total interest-bearing	147,548	143,635	153,022	150,899	122,702
Total Arizona	$208,731	$212,286	$207,068	$206,874	$177,064

Kansas / Missouri:
Demand	$31,726	$30,339	$16,406	$9,692	$16,140
Interest-bearing:
Transaction	100,037	21,337	15,682	12,907	11,976
Savings	146	148	70	54	117
Time	74,648	71,498	84,923	158,325	141,505
Total interest-bearing	174,831	92,983	100,675	171,286	153,598
Total Kansas / Missouri	$206,557	$123,322	$117,081	$180,978	$169,738

Total BOK Financial deposits	$15,527,516	$15,518,228	$15,095,346	$14,655,389	$15,270,421

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of Federal funds purchased totaled $194 million at March 31, 2010.  Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.  Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans).  During the first quarter of 2010, the outstanding balance of federal funds purchased averaged $1.5 billion, securities repurchase agreements averaged $1.1 billion and Federal Home Loan Bank borrowings averaged $2.0 billion.

The subsidiary banks began borrowing funds under the Federal Reserve Bank Term Auction Facility program.  This is a temporary program which allows banks that are in generally sound financial condition to bid for funds.  Funds are borrowed for either 28 or 84 days and are secured by a pledge of eligible collateral.  Funds borrowed under this program averaged $247 million for the first quarter of 2010.  No amount was outstanding under this program as of March 31, 2010, as we discontinued participation in this program during the first quarter of 2010 in favor of utilizing Federal Home Loan Bank borrowings.

At March 31, 2010, the estimated unused credit available to the subsidiary banks from collateralized sources within our internal policy limits was approximately $3.8 billion.

Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years.  Dividends are further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, at March 31, 2010, the subsidiary banks could declare up to $188 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

Effective December 2, 2009, the Company amended an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  The terms of the amended credit agreement reduced the committed amount from $188 million to $100 million, changed the interest rate and facility fee to reflect current market terms and extended the maturity date from December 2, 2010 to December 2, 2012.  Interest on outstanding balances due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly.  Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points.  Previously, interest was due quarterly based on one-month LIBOR plus 125 basis points and the facility fee was paid quarterly on the unused portion of the commitment at 25 basis points.  As with the original agreement, the amended agreement has no restrictive covenants.  No amounts were outstanding under this credit agreement as of March 31, 2010 or December 31, 2009.

Our equity capital at March 31, 2010 was $2.3 billion, up from $2.2 billion at December 31, 2009.  Net income less cash dividend paid increased equity $44 million during the first quarter of 2010.  An increase in the fair value of available-for-sale securities was primarily responsible for the change from an accumulated other comprehensive loss of $11 million at December 31, 2009 to accumulated other comprehensive income of $48 million at March 31, 2010.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million.  No shares were repurchased in the first quarter of 2010.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  All of the Company’s banking subsidiaries exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis are presented in Table 33.

Table 33 – Capital Ratios	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Average total equity to average assets	9.69%	9.48%	9.26%	8.70%	8.35%
Tangible common equity ratio	8.46	7.99	7.78	7.55	6.84
Tier 1 common equity ratio	11.33	10.75	10.45	9.77	9.58
Risk-based capital:
Tier 1 capital	11.45	10.86	10.56	9.86	9.66
Total capital	15.09	14.43	14.10	13.34	13.08
Leverage	8.25	8.05	8.16	7.97	7.85

Capital resources of financial institutions are also regularly measured by the tangible common shareholders’ equity ratio.  Tangible common shareholders’ equity is shareholders’ equity as defined by generally accepted accounting principles in the United States of America (“GAAP”) less intangible assets and equity which does not benefit common shareholders.  Equity that does not benefit common shareholders includes preferred equity and equity provided by the U.S. Treasury’s TARP program.  Tier 1 common equity is tier 1 equity as defined by banking regulations, adjusted for other comprehensive income (loss) and equity which does not benefit common shareholders.  These non-GAAP measures are valuable indicators of a financial institution’s capital strength since it eliminates intangible assets from shareholders’ equity and retains the effect of unrealized losses on securities and other components of accumulated other comprehensive income (loss) in shareholders’ equity.

Table 34 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 34 – Non-GAAP Measures	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
(Dollars in thousands)	2010	2009	2009	2009	2009

Tangible common equity ratio:
Total shareholders' equity	$2,312,443	$2,205,813	$2,185,013	$2,050,572	$1,931,300
Less: Intangible assets, net	352,916	354,239	356,152	357,838	359,523
Tangible common equity	1,959,527	1,851,574	1,828,861	1,692,734	1,571,777
Total assets	23,501,976	23,516,831	23,876,841	22,768,319	23,333,442
Less: Intangible assets, net	352,916	354,239	356,152	357,838	359,523
Tangible assets	$23,149,060	$23,162,592	$23,520,689	$22,410,481	$22,973,919
Tangible common equity ratio	8.46%	7.99%	7.78%	7.55%	6.84%

Tier 1 common equity ratio:
Tier 1 capital	$1,922,783	$1,876,778	$1,849,254	$1,807,705	$1,773,576
Less: Non-controlling interest	20,274	19,561	18,981	15,590	14,751
Tier 1 common equity	1,902,509	1,857,217	1,830,273	1,792,115	1,758,825
Risk weighted assets	$16,787,566	$17,275,808	$17,515,147	$18,338,540	$18,355,862
Tier 1 common equity ratio	11.33%	10.75%	10.45%	9.77%	9.58%

Off-Balance Sheet Arrangements

Bank of Oklahoma agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current and remaining guaranteed rents totaled $22.1 million at March 31, 2010.  In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from currently vacant space in the same building.  Approximately 17 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

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

BOK Financial is subject to market risk primarily through the effect of changes in interest rates on both its assets held for purposes other than trading and trading assets.  The effects of other changes, such as foreign exchange rates, commodity prices or equity prices do not pose significant market risk to BOK Financial.  BOK Financial has no material investments in assets that are affected by changes in foreign exchange rates.  Energy and agricultural product derivative contracts, which are affected by changes in commodity prices, are matched against offsetting contracts as previously discussed.

The Asset / Liability Committee is responsible for managing market risk in accordance with policy guidelines established by the Board of Directors.  The acceptable negative variation in net interest revenue, net income or economic value of equity due to a specified basis point increase or decrease in interest rates is generally limited by these guidelines to +/- 10%.  These guidelines also set maximum levels for short-term borrowings, short-term assets, public funds, and brokered deposits, and establish minimum levels for un-pledged assets, among other things.  Compliance with these guidelines is reviewed monthly.

Interest Rate Risk – Other than Trading

As previously noted in the Net Interest Revenue section of this report, management has implemented strategies to manage the Company’s balance sheet to have relatively limited exposure to changes in interest rates over a twelve month period. The effectiveness of these strategies in managing the overall interest rate risk is evaluated through the use of an asset/liability model.  BOK Financial performs a sensitivity analysis to identify more dynamic interest rate risk exposures, including embedded option positions, on net interest revenue, net income and economic value of equity.  A simulation model is used to estimate the effect of changes in interest rates over the next 12 and longer time periods based on multiple interest rate scenarios.  Two specified interest rate scenarios are used to evaluate interest rate risk against policy guidelines.  The first assumes a sustained parallel 200 basis point increase and the second assumes a sustained parallel 50 basis point decrease in interest rates.  Management historically evaluated interest rate sensitivity for a sustained 200 basis point decrease in interest rates.  However, the results of a 200 basis point decrease in interest rates in the current low-rate environment are not meaningful.

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 35 due to the extreme volatility over such a large rate range.  The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in Note 6 to the Consolidated Financial Statements.

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

Table 35 – Interest Rate Sensitivity
(Dollars in Thousands)
	200 bp Increase		50 bp Decrease
	2010	2009	2010	2009
Anticipated impact over the next twelve months on
net interest revenue	$(12,706)	$(9,776)	$(24,197)	***
	(1.7)%	(1.2)%	(3.3)%	***
***A 50 basis point decrease was not computed in 2009.

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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $3.7 million.  At March 31, 2010, the VAR was $1.8 million.  The greatest value at risk during the first quarter of 2010 was $1.8 million.

Controls and Procedures

As required by Rule 13a-15(b), BOK Financial’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by their report, of the effectiveness of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Rule 13a-15(d), BOK Financial’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company’s internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.  Based on that evaluation, there has been no such change during the quarter covered by this report.

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about BOK Financial, the financial services industry and the economy in general.  Words such as “anticipates,” “believes,” ”estimates,” “expects,” “forecasts,” “plans,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements.  Management judgments relating to and discussion of the provision and reserve for loan losses involve judgments as to expected events and are inherently forward-looking statements.  Assessments that BOK Financial’s acquisitions and other growth endeavors will be profitable are necessary statements of belief as to the outcome of future events, based in part on information provided by others that BOK Financial has not independently verified.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what is expressed, implied, or forecasted in such forward-looking statements.  Internal and external factors that might cause such a difference include, but are not limited to:  (1) the ability to fully realize expected cost savings from mergers within the expected time frames, (2) the ability of other companies on which BOK Financial relies to provide goods and services in a timely and accurate manner, (3) changes in interest rates and interest rate relationships, (4) demand for products and services, (5) the degree of competition by traditional and nontraditional competitors, (6) changes in banking regulations, tax laws, prices, levies, and assessments, (7) the impact of technological advances and (8) trends in customer behavior as well as their ability to repay loans.  BOK Financial and its affiliates undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Consolidated Statements of Earnings (Unaudited)
(In thousands except share and per share data)

	Three Months Ended
	March 31,
Interest revenue	2010	2009
Loans	$131,944	$143,366
Residential mortgage loans held for sale	1,747	2,378
Taxable securities	82,612	84,002
Tax-exempt securities	2,449	2,650
Total securities	85,061	86,652
Trading securities	610	801
Funds sold and resell agreements	8	30
Total interest revenue	219,370	233,227
Interest expense
Deposits	27,617	51,927
Borrowed funds	3,613	5,889
Subordinated debentures	5,566	5,566
Total interest expense	36,796	63,382
Net interest revenue	182,574	169,845
Provision for credit losses	42,100	45,040
Net interest revenue after provision for credit losses	140,474	124,805
Other operating revenue
Brokerage and trading revenue	21,035	24,699
Transaction card revenue	25,687	25,428
Trust fees and commissions	16,320	16,510
Deposit service charges and fees	26,792	27,405
Mortgage banking revenue	14,871	18,498
Bank-owned life insurance	2,972	2,317
Margin asset fees	36	67
Other revenue	7,602	6,583
Total fees and commissions	115,315	121,507
Gain (loss) on other assets net	(1,390)	143
Loss on derivatives, net	(341)	(1,664)
Gain on securities, net	4,524	20,108
Total other-than-temporary impairment losses	(9,708)	(54,368)
Portion of loss recognized in other comprehensive income	(5,483)	(39,366)
Net impairment losses recognized in earnings	(4,225)	(15,002)
Total other operating revenue	113,883	125,092
Other operating expense
Personnel	96,824	92,627
Business promotion	3,978	4,428
Professional fees and services	6,401	6,512
Net occupancy and equipment	15,511	16,258
Insurance	6,533	5,638
Data processing and communications	20,309	19,306
Printing, postage and supplies	3,322	4,571
Net losses and operating expenses of repossessed assets	7,220	1,806
Amortization of intangible assets	1,324	1,686
Mortgage banking costs	9,267	7,467
Change in fair value of mortgage servicing rights	(13,932)	(1,955)
Other expense	6,975	7,450
Total other operating expense	163,732	165,794
Income before taxes	90,625	84,103
Federal and state income tax	30,283	28,838
Net income before non-controlling interest	60,342	55,265
Net income attributable to non-controlling interest	209	233
Net income attributable to BOK Financial Corporation	$60,133	$55,032
Earnings per share:
Basic	$0.88	$0.81
Diluted	$0.88	$0.81
Average shares used in computation:
Basic	67,592,315	67,315,986
Diluted	67,790,049	67,387,102
Dividends declared per share	$0.24	$0.225
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	March 31,	Dec. 31,	March 31,
	2010	2009	2009
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$902,575	$875,250	$686,976
Funds sold and resell agreements	29,410	45,966	27,197
Trading securities	115,641	65,354	128,179
Securities:
Available for sale	8,744,641	8,726,135	6,728,354
Available for sale securities pledged to creditors	159,754	145,888	263,449
Investment (fair value: March 31, 2010 – $314,888;
December 31, 2009 - $246,704;
March 31, 2009 - $256,340)	309,910	240,405	251,848
Mortgage trading securities	427,196	285,950	454,493
Total securities	9,641,501	9,398,378	7,698,144
Residential mortgage loans held for sale	178,362	217,826	245,791
Loans	10,971,224	11,279,698	12,639,916
Less reserve for loan losses	(299,717)	(292,095)	(251,002)
Loans, net of reserve	10,671,507	10,987,603	12,388,914
Premises and equipment, net	279,152	280,260	281,300
Accrued revenue receivable	107,300	108,822	104,205
Goodwill	335,601	335,601	335,829
Intangible assets, net	17,315	18,638	23,694
Mortgage servicing rights, net	119,066	73,824	50,246
Real estate and other repossessed assets	121,933	129,034	61,383
Bankers’ acceptances	2,945	3,869	9,316
Derivative contracts	325,364	343,782	551,316
Cash surrender value of bank-owned life insurance	248,927	247,357	239,348
Other assets	405,377	385,267	501,604
Total assets	$23,501,976	$23,516,831	$23,333,442
Noninterest-bearing demand deposits	$3,599,981	$3,653,844	$3,050,896
Interest-bearing deposits:
Transaction	8,093,725	7,930,439	6,627,222
Savings	179,554	165,952	168,644
Time (includes fair value: $32,364 at March 31, 2010;
$98,031 at December 31, 2009; $633,745 at March 31, 2009)	3,654,256	3,767,993	5,423,659
Total deposits	15,527,516	15,518,228	15,270,421
Funds purchased and repurchase agreements	2,638,263	2,471,743	2,217,081
Other borrowings	1,909,934	2,133,357	2,276,430
Subordinated debentures	398,578	398,539	398,443
Accrued interest, taxes and expense	117,179	111,880	146,111
Bankers’ acceptances	2,945	3,869	9,316
Derivative contracts	311,685	308,360	640,275
Due on unsettled securities trades	103,186	212,335	311,133
Other liabilities	159,973	133,146	118,181
Total liabilities	21,169,259	21,291,457	21,387,391
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000
shares authorized; shares issued and outstanding:
March 31, 2010 – 70,593,401; December 31, 2009
– 70,312,086; March 31, 2009 – 70,004,401)	4	4	4
Capital surplus	764,863	758,723	746,250
Retained earnings	1,607,828	1,563,683	1,467,062
Treasury stock (shares at cost: March 31, 2010 – 2,550,483;
December 31, 2009 – 2,509,279; March 31, 2009 – 2,415,356)	(107,909)	(105,857)	(101,493)
Accumulated other comprehensive income (loss)	47,657	(10,740)	(180,523)
Total shareholders’ equity	2,312,443	2,205,813	1,931,300
Non-controlling interest	20,274	19,561	14,751
Total equity	2,332,717	2,225,374	1,946,051
Total liabilities and equity	$23,501,976	$23,516,831	$23,333,442

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income(Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity
Balances at
December 31, 2008	69,885	$4	$(222,886)	$743,411	$1,427,057	2,412	$(101,329)	$1,846,257	$13,855	$1,860,112
Comprehensive income:
Net income from BOKF	-	-	-	-	55,032	-	-	55,032	-	55,032
Net income (loss) attributable to non- controlling interest	-	-	-	-	-	-	-	-	(233)	(233)
Other comprehensive income, net of tax	-	-	42,363	-	-	-	-	42,363	-	42,363
Comprehensive income								97,395	(233)	97,162
Exercise of stock options	119	-	-	1,502	-	3	(164)	1,338	-	1,338
Tax benefit on exercise of stock options	-	-	-	(242)	-	-	-	(242)	-	(242)
Stock-based compensation	-	-	-	1,579	-	-	-	1,579	-	1,579
Cash dividends on common stock	-	-	-	-	(15,027)	-	-	(15,027)	-	(15,027)
Capital calls, net	-	-	-	-	-	-	-	-	1,129	1,129

Balances at March 31, 2009	70,004	$4	$(180,523)	$746,250	$1,467,062	2,415	$(101,493)	$1,931,300	$14,751	$1,946,051

Balances at
December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Comprehensive income:
Net income from BOKF	-	-	-	-	60,133	-	-	60,133	-	60,133
Net income (loss) attributable to non- controlling interest	-	-	-	-	-	-	-	-	(209)	(209)
Other comprehensive income, net of tax	-	-	58,397	-	-	-	-	58,397	-	58,397
Comprehensive income								118,530	(209)	118,321
Exercise of stock options	281	-	-	3,750	-	41	(2,052)	1,698	-	1,698
Tax benefit on exercise of stock options	-	-	-	(83)	-	-	-	(83)	-	(83)
Stock-based compensation	-	-	-	2,473	-	-	-	2,473	-	2,473
Cash dividends on common stock	-	-	-	-	(15,988)	-	-	(15,988)	-	(15,988)
Capital calls, net	-	-	-	-	-	-	-	-	922	922

Balances at March 31, 2010	70,593	$4	$47,657	$764,863	$1,607,828	2,550	$(107,909)	$2,312,443	20,274	$2,332,717
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income before non-controlling interest	$60,342	$55,032
Adjustments to reconcile net income before non-controlling interest to net cash used in operating activities:
Provision for credit losses	42,100	45,040
Change in fair value of mortgage servicing rights	(13,932)	(1,955)
Unrealized (gains) losses from derivatives	(1,160)	4,153
Tax benefit on exercise of stock options	83	242
Change in bank-owned life insurance	(2,972)	(2,342)
Stock-based compensation	2,041	1,579
Depreciation and amortization	17,380	13,886
Net (accretion) amortization of securities discounts and premiums	21,539	(2,353)
Realized gains on financial instruments and other assets	2,545	(12,070)
Mortgage loans originated for resale	(338,799)	(709,450)
Proceeds from sale of mortgage loans held for resale	382,487	603,827
Capitalized mortgage servicing rights	(5,201)	(10,490)
Change in trading securities, including mortgage trading securities	(194,364)	(83,568)
Change in accrued revenue receivable	1,522	(7,532)
Change in other assets	(9,048)	(115,160)
Change in accrued interest, taxes and expense	5,729	12,891
Change in other liabilities	3,195	(13,028)
Net cash used in operating activities	(26,513)	(221,298)
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	3,303	4,793
Proceeds from maturities of available for sale securities	537,497	81,539
Purchases of investment securities	(72,863)	(14,350)
Purchases of available for sale securities	(1,036,892)	(1,450,712)
Proceeds from sales of available for sale securities	535,514	840,482
Loans originated or acquired net of principal collected	266,058	166,550
Purchase of mortgage servicing rights	(8,681)	–
Proceeds from derivative asset contracts	8,136	(12,048)
Proceeds from disposition of assets	8,103	3,181
Purchases of assets	(9,170)	(12,765)
Net cash provided by (used in) investing activities	231,005	(393,330)
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	123,025	47,398
Net change in time deposits	(113,202)	242,778
Net change in other borrowings	(56,903)	(53,942)
Net payments or proceeds on derivative liability contracts	(6,627)	8,514
Net change in derivative margin accounts	(16,178)	(147,565)
Change in amount receivable (due) on unsettled security transactions	(109,149)	550,607
Issuance of common and treasury stock, net	1,698	1,338
Tax benefit on exercise of stock options	(83)	(242)
Dividends paid	(16,304)	(15,027)
Net cash provided by (used in) financing activities	(193,723)	633,859
Net increase in cash and cash equivalents	10,769	19,231
Cash and cash equivalents at beginning of period	921,216	694,942
Cash and cash equivalents at end of period	$931,985	$714,173

Cash paid for interest	$32,616	$69,551
Cash paid for taxes	$6,011	$562
Net loans transferred to repossessed real estate and other assets	$7,938	$37,669
Securities transferred from trading securities to available for sale	$2,856	$–
Accrued purchase of mortgage servicing rights	$23,211	$–

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BOK Financial Corporation (“BOK Financial” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The unaudited consolidated financial statements include accounts of BOK Financial and its subsidiaries, principally Bank of Oklahoma, N.A. and its subsidiaries (“BOk”), Bank of Texas, N.A., Bank of Arkansas, N.A., Bank of Albuquerque, N.A., Colorado State Bank and Trust, N.A., Bank of Arizona, N.A., Bank of Kansas City, N.A., and BOSC, Inc.

The financial information should be read in conjunction with BOK Financial’s 2009 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.  Amounts presented as of December 31, 2009 have been derived from the audited financial statements included in BOK Financial’s 2009 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Newly Adopted and Pending Accounting Policies

Financial Accounting Standards Board

FASB Accounting Standards Update No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”)

ASU 2009-16 codifies Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment to Statement No. 140,” which amended Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”)

ASU 2009-17 codifies Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”) which amended Financial Accounting Standards Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASU 2009-17 was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”)

ASU 2010-06 amends ASC 820 to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which will be effective for the Company on January 1, 2011. Early adoption is permitted.  ASU 2010-06 is not expected to have a significant impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”)

On February 24, 2010, the FASB issued ASU 2010-09, which amends FASB Accounting Standards Codification 855, “Subsequent Events,” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures.  ASU 2010-09 added a definition of the term “SEC filer” and requires SEC filers and certain other entities to evaluate subsequent events through the date the financial statements are issued.  It also exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The guidance was effective for the Company on January 1, 2010.

FASB Accounting Standards Update No. 2010-10, “Amendments to Statement 167 for Certain Investment Funds” (“ASU 2010-10”)

On February 25, 2010, the FASB issued ASU 2010-10, which amends certain provisions of Statement 167 (codified in ASC 810-10).  The ASU defers the effective date of Statement 167 for reporting enterprise’s interest in certain entities and for certain money market mutual funds.  In addition, the ASU amends certain provisions of ASC 810-10 to change how a decision maker or service provider determines whether its fee is a variable interest.  ASU 2010-10 affects the Company’s evaluation of its involvement as administrator and investment advisor to Cavanal Hill money market funds and was effective for the Company as of January 1, 2010.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	March 31,
	2010				2009
			Not Recognized in OCI (1)				Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$236,074	$241,183	$5,368	$(259)	$244,682	$249,136	$4,672	$(218)
Other debt securities	73,836	73,705	86	(217)	7,166	7,204	38	–
Total	$309,910	$314,888	$5,454	$(476)	$251,848	$256,340	$4,710	$(218)

	December 31, 2009
			Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$232,568	$238,847	$6,336	$(57)
Other debt securities	7,837	7,857	20	–
Total	$240,405	$246,704	$6,356	$(57)

(1) Other comprehensive income

The amortized cost and fair values of investment securities at March 31, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$56,375	$140,191	$31,821	$7,687	$236,074	2.74
Fair value	56,712	144,289	32,477	7,705	241,183
Nominal yield¹	5.31	4.53	4.90	6.27	4.82
Other debt securities:
Amortized cost	$6,398	$6,745	$–	$60,693	$73,836	13.05
Fair value	6,414	6,713	–	60,578	73,705
Nominal yield	0.96	6.41	–	6.82	6.28
Total fixed maturity securities:
Amortized cost	$62,773	$146,936	$31,821	$68,380	$309,910	5.20
Fair value	63,126	151,002	32,477	68,283	314,888
Nominal yield	4.86	4.62	4.90	6.76	5.17
Total investment securities:
Amortized cost					$309,910
Fair value					314,888
Nominal yield					5.17

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	March 31, 2010
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

Municipal and other tax-exempt	$63,382	$63,325	$1,133	$(1,190)	$–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	3,759,339	3,881,851	126,916	(4,404)	–
FHLMC	2,473,058	2,554,766	81,708	–	–
GNMA	1,199,783	1,220,895	24,102	(2,990)	–
Other	193,480	197,759	6,417	(2,138)	–
Total U.S. agencies	7,625,660	7,855,271	239,143	(9,532)	–
Private issue:
Alt-A loans	247,525	185,999	–	(1,917)	(59,609)
Jumbo-A loans	662,219	580,106	172	(55,846)	(26,439)
Total private issue	909,744	766,105	172	(57,763)	(86,048)
Total residential mortgage-backed securities	8,535,404	8,621,376	239,315	(67,295)	(86,048)
Other debt securities	17,222	17,179	–	(43)	–
Federal Reserve Bank stock	32,526	32,526	–	–	–
Federal Home Loan Bank stock	92,727	92,727	–	–	–
Perpetual preferred stock	19,224	22,774	3,550	–	–
Equity securities and mutual funds	36,156	54,488	18,856	(524)	–
Total	$8,796,641	$8,904,395	$262,854	$(69,052)	$(86,048)
(1) Other comprehensive income

	December 31, 2009
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

U.S. Treasury	$6,998	$7,020	$22	$–	$–
Municipal and other tax-exempt	61,268	62,201	1,244	(311)	–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	3,690,280	3,782,180	98,764	(6,864)	–
FHLMC	2,479,522	2,547,978	70,024	(1,568)	–
GNMA	1,221,577	1,225,042	10,371	(6,906)	–
Other	254,438	254,128	5,080	(5,390)	–
Total U.S. agencies	7,645,817	7,809,328	184,239	(20,728)	–
Private issue:
Alt-A loans	262,106	195,808	–	(13,305)	(52,993)
Jumbo-A loans	699,272	596,554	–	(71,023)	(31,695)
Total private issue	961,378	792,362	–	(84,328)	(84,688)
Total residential mortgage-backed securities	8,607,195	8,601,690	184,239	(105,056)	(84,688)
Other debt securities	17,174	17,147	–	(27)	–
Federal Reserve Bank stock	32,526	32,526	–	–	–
Federal Home Loan Bank stock	78,999	78,999	–	–	–
Perpetual preferred stock	19,224	22,275	3,051	–	–
Equity securities and mutual funds	35,414	50,165	15,275	(524)	–
Total	$8,858,798	$8,872,023	$203,831	$(105,918)	$(84,688)
(1) Other comprehensive income

	March 31, 2009
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

U.S. Treasury	$6,990	$7,088	$98	$–	$–
Municipal and other tax-exempt	19,679	20,436	798	(41)	–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	2,994,884	3,058,666	66,990	(3,208)	–
FHLMC	2,011,623	2,060,875	50,234	(982)	–
GNMA	214,621	220,108	5,487	–	–
Other	273,802	279,230	5,497	(69)	–
Total U.S. agencies	5,494,930	5,618,879	128,208	(4,259)	–
Private issue:
Alt-A loans	396,602	281,474	27	(75,788)	(39,366)
Jumbo-A loans	1,160,114	896,171	–	(263,944)	–
Total private issue	1,556,716	1,177,645	27	(339,732)	(39,366)
Total residential mortgage-backed securities	7,051,646	6,796,524	128,235	(343,991)	(39,366)
Other debt securities	35	35	–	–	–
Federal Reserve Bank stock	32,423	32,423	–	–	–
Federal Home Loan Bank stock	86,172	86,172	–	–	–
Perpetual preferred stock	24,464	16,161	–	(8,303)	–
Equity securities and mutual funds	32,250	32,964	2,323	(1,609)	–
Total	$7,253,659	$6,991,803	$131,454	$(353,944)	$(39,366)
(1) Other comprehensive income

The amortized cost and fair values of available for sale securities at March 31, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
Municipal and other tax-exempt:
Amortized cost	$340	$4,737	$15,183	$43,122	$63,382	19.34
Fair value	349	5,027	15,922	42,027	63,325
Nominal yield¹	4.60	3.97	4.12	1.46	2.30
Other debt securities:
Amortized cost	$25	$5	$–	$17,192	$17,222	29.67
Fair value	25	5	–	17,149	17,179
Nominal yield¹	6.18	7.61	–	1.54	1.55
Total fixed maturity securities:
Amortized cost	$365	$4,742	$15,183	$60,314	$80,604	21.55
Fair value	374	5,032	15,922	59,176	80,504
Nominal yield	4.71	3.97	4.12	1.48	2.14
Mortgage-backed securities:
Amortized cost					$8,535,404	²
Fair value					8,621,376
Nominal yield4					4.41
Equity securities and mutual funds:
Amortized cost					$180,633	³
Fair value					202,515
Nominal yield					2.39
Total available-for-sale securities:
Amortized cost					$8,796,641
Fair value					8,904,395
Nominal yield					4.34

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.92 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6	Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset with 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Proceeds	$320,148	$910,443
Gross realized gains	5,357	25,085
Gross realized losses	–	–
Related federal and state income tax expense	1,789	8,579

Gains and losses on sales of available for sale securities are realized on settlement date.

Temporarily Impaired Securities as of March 31, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	46	$12,009	$196	$3,673	$63	$15,682	$259
Other debt securities	5	31,683	217	–	–	31,683	217

Available for sale:
Municipal and other tax-exempt	33	40,054	1,172	657	18	40,711	1,190
Residential mortgage-backed securities:
U. S. agencies:
FNMA	11	276,612	4,404	–	–	276,612	4,404
FHLMC	–	–	–	–	–	–	–
GNMA	7	175,849	2,990	–	–	175,849	2,990
Other	2	38,017	2,138	–	–	38,017	2,138
Total U.S. agencies	20	490,478	9,532	–	–	490,478	9,532
Private issue:
Alt-A loans	21	–	–	185,999	61,526	185,999	61,526
Jumbo-A loans	63	–	–	560,004	82,285	560,004	82,285
Total private issue	84	–	–	746,003	143,811	746,003	143,811
Total residential mortgage-backed securities	104	490,478	9,532	746,003	143,811	1,236,481	153,343
Other debt securities	5	8,100	43	30	–	8,130	43
Perpetual preferred stock	–	–	–	–	–	–	–
Equity securities and mutual funds	3	2,825	524	–	–	2,825	524
Total available for sale	145	541,457	11,271	746,690	143,829	1,288,147	155,100
Total	196	$585,149	$11,684	$750,363	$143,892	$1,335,512	$155,576

Temporarily Impaired Securities as of December 31, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	15	$1,490	$14	$2,991	$43	$4,481	$57

Available for sale:
Municipal and other tax-exempt	27	34,373	265	657	46	35,030	311
Residential mortgage-backed securities:
U. S. agencies:
FNMA	21	497,659	6,864	–	–	497,659	6,864
FHLMC	8	212,618	1,568	–	–	212,618	1,568
GNMA	16	460,144	6,906	–	–	460,144	6,906
Other	4	87,434	5,390	–	–	87,434	5,390
Total U.S. agencies	49	1,257,855	20,728	–	–	1,257,855	20,728
Private issue:
Alt-A loans	21	–	–	195,808	66,298	195,808	66,298
Jumbo-A loans	65	–	–	596,554	102,718	596,554	102,718
Total private issue	86	–	–	792,362	169,016	792,362	169,016
Total residential mortgage-backed securities	135	1,257,855	20,728	792,362	169,016	2,050,217	189,744
Other debt securities	5	8,116	26	31	1	8,147	27
Equity securities and mutual funds	4	2,790	524	–	–	2,790	524
Total available for sale	171	1,303,134	21,543	793,050	169,063	2,096,184	190,606
Total	186	$1,304,624	$21,557	$796,041	$169,106	$2,100,665	$190,663

Temporarily Impaired Securities as of March 31, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	35	$3,469	$88	$5,167	$130	$8,636	$218

Available for sale:
Municipal and other tax-exempt	2	896	41	–	–	896	41
Residential mortgage-backed securities:
U. S. agencies:
FNMA	15	179,493	878	112,336	2,330	291,829	3,208
FHLMC	14	220,452	982	–	–	220,452	982
GNMA	–	–	–	–	–	–	–
Other	1	33,010	69	–	–	33,010	69
U. S. agencies	30	432,955	1,929	112,336	2,330	545,291	4,259
Private issue:
Alt-A loans	28	51,213	25,186	223,303	89,968	274,516	115,154
Jumbo-A loans	86	156,072	52,246	740,098	211,698	896,170	263,944
Total private issue	114	207,285	77,432	963,401	301,666	1,170,686	379,098
Total residential mortgage-backed securities	144	640,240	79,361	1,075,737	303,996	1,715,977	383,357
Other debt securities	2	10	–	25	–	35	–
Perpetual preferred stock	8	2,443	2,557	8,478	5,746	10,921	8,303
Equity securities and mutual funds	8	–	–	2,327	1,609	2,327	1,609
Total available for sale	164	643,589	81,959	1,086,567	311,351	1,730,156	393,310
Total	199	$647,058	$82,047	$1,091,734	$311,481	$1,738,792	$393,528

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  Based on this evaluation as of March 31, 2010, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at March 31, 2010.

As of March 31, 2010, the composition of the Company’s securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE (1)		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Held-to-Maturity:
Municipal and other tax-exempt	$–	$–	$52,283	$53,629	$57,478	$58,607	$–	$–	$126,313	$128,947	$236,074	$241,183
Other debt securities	–	–	61,800	61,649	1,350	1,350	–	–	10,686	10,706	73,836	73,705
Total	$–	$–	$114,083	$115,278	$58,828	$59,957	$–	$–	$136,999	$139,653	$309,910	$314,888

Available for Sale:
Municipal and other tax-exempt	$–	$–	$41,480	$42,245	$7,778	$7,827	$11,880	$10,928	$2,244	$2,325	$63,382	$63,325
Residential mortgage-backed securities:
U. S. agencies:
FNMA	3,759,339	3,881,851	–	–	–	–	–	–	–	–	3,759,339	3,881,851
FHLMC	2,473,058	2,554,766	–	–	–	–	–	–	–	–	2,473,058	2,554,766
GNMA	1,199,783	1,220,895	–	–	–	–	–	–	–	–	1,199,783	1,220,895
Other	193,480	197,759	–	–	–	–	–	–	–	–	193,480	197,759
Total U.S. agencies	7,625,660	7,855,271	–	–	–	–	–	–	–	–	7,625,660	7,855,271
Private issue:
Alt-A loans	–	–	21,425	19,945	12,378	11,941	213,722	154,113	–	–	247,525	185,999
Jumbo-A loans	–	–	156,541	146,024	126,525	115,220	379,153	318,862	–	–	662,219	580,106
Total private issue	–	–	177,966	165,969	138,903	127,161	592,875	472,975	–	–	909,744	766,105
Total residential mortgage-backed securities	7,625,660	7,855,271	177,966	165,969	138,903	127,161	592,875	472,975	–	–	8,535,404	8,621,376
Other debt securities	–	–	14,542	14,499	–	–	2,550	2,550	130	130	17,222	17,179
Federal Reserve Bank stock	32,526	32,526	–	–	–	–	–	–	–	–	32,526	32,526
Federal Home Loan Bank stock	92,727	92,727	–	–	–	–	–	–	–	–	92,727	92,727
Perpetual preferred stock	–	–	–	–	19,224	22,774	–	–	–	–	19,224	22,774
Equity securities and mutual funds	–	–	–	–	–	–	–	–	36,156	54,488	36,156	54,488
Total	$7,750,913	$7,980,524	$233,988	$222,713	$165,905	$157,762	$607,305	$486,453	$38,530	$56,943	$8,796,641	$8,904,395
(1)
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At March 31, 2010, approximately $593 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $120 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.  The primary assumptions used in this evaluation were:

•	Unemployment rates – increasing to 10.5% over the next 12 months, dropping to 8% for the following 12 months, and holding at 8% thereafter.
•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 6.5% over the next twelve months and holding at that level thereafter.

•	Estimated Liquidation Costs – held constant at 27% of the then-current depreciated housing price at estimated foreclosure date.
•	Discount rates – estimated cash flows were discounted at rates that range from 5.50% to 6.14% based on our current expected yields.

We also consider the adjusted loan-to-value ratio and credit enhancement coverage ratio as part of the assessment of the cash flows available to recover the amortized cost of the debt securities.  Each factor is given equal weight in the evaluation.

Adjusted loan-to-value ratio is an estimate of the collateral value available to support the realizable value of the security.  The Company calculates the adjusted loan-to-value ratio for each security using loan-level data.  The adjusted loan-to-value ratio is the original loan-to-value ratio adjusted for market-specific home price depreciation and the credit enhancement on the specific tranche of the security owned by the Company.  The home price depreciation is derived from the Federal Housing Finance Agency (“FHFA”).  FHFA provides historical information on home price depreciation at both the Metropolitan Statistical Area (“MSA”) and state level.  This information is matched to each loan to calculate the home price depreciation.  Data is accumulated from the loan level to determine the adjusted loan-to-value ratio for the security as a whole.  The Company believes that an adjusted loan-to-value ratio above 85% provides evidence that the collateral value may not provide sufficient cash flows to support our carrying value.  The 85% guideline provides for further home price depreciation in future periods beyond our assumptions of current loss trends for residential real estate loans and is consistent with current underwriting standards used by the Company to originate new residential mortgage loans.

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio is as follows (in thousands):

				Credit Losses Recognized
				For the period ended March 31, 2010		Life-to-date
Adjusted LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	5	$54,921	$48,850	–	$–	–	$–
70 < 75	1	24,368	21,963	–	–	–	–
75 < 80	4	93,307	75,556	1	998	1	998
80 < 85	11	295,805	233,278	8	2,032	8	18,538
>= 85	6	124,474	93,328	2	1,195	5	9,831
Total	27	$592,875	$472,975	11	$4,225	14	$29,367

Credit enhancement coverage ratio is an estimate of credit enhancement available to absorb current projected losses within the pool of loans that support the security.  The Company acquires the benefit of credit enhancement by investing in super-senior tranches for many of our residential mortgage-backed securities.  Subordinated tranches held by other investors are specifically designed to absorb losses before the super-senior tranches which effectively doubled the typical credit support for these types of bonds.  Current projected losses consider depreciation of home prices based on FHFA data, estimated costs and additional losses to liquidate collateral and delinquency status of the individual loans underlying the security.  Management believes that a credit enhancement coverage ratio below 1.50 provides evidence that current credit enhancement may not provide sufficient cash flows of the individual loans to support our carrying value at the security level.  The credit enhancement coverage ratio guideline of 1.50 times is based on standard underwriting criteria which consider loans with coverage ratios of 1.20 to 1.25 times to be well-secured.

Additional evidence considered by the Company is the current loan-to-value ratio and the FICO score of individual borrowers whose loans are still performing within the collateral pool as forward-looking indicators of possible future losses that could affect our evaluation.

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $4.2 million of credit loss impairment in earnings during the first quarter of 2010.  Additional impairment based on the difference between the total unrealized losses and the estimated credit losses on these securities was charged against other comprehensive income, net of deferred taxes.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
OTTI related to perpetual preferred stocks recognized in earnings	$–	$(8,008)
OTTI on debt securities not intended for sale	(9,708)	(46,360)
Less: Portion of OTTI recognized in other comprehensive income	(5,483)	(39,366)
OTTI recognized in earnings related to credit losses on debt securities not intended for sale	(4,225)	(6,994)
Total OTTI recognized in earnings	$(4,225)	$(15,002)

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance of credit-related OTTI recognized on available for sale debt securities at January 1, 2010 and January 1, 2009, respectively	$25,142	$–
Additions for credit-related OTTI not previously recognized	998	6,994
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	3,227	–
Balance of credit-related OTTI recognized on available for sale debt securities at March 31, 2010	$29,367	$6,994

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company has elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at their fair value of $427 million at March 31, 2010 with a net unrealized gain of $1.5 million.  Mortgage trading securities were carried at their fair value of $286 million at December 31, 2009, with a net unrealized loss of $2.1 million and $454 million at March 31, 2009 with a net unrealized gain of $13 million.  The Company recognized a net gain of $448 thousand on mortgage trading securities in the first quarter of 2010 and $2.1 million net loss on mortgage trading securities in the first quarter of 2009.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2010 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets		Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Notional¹	Fair Value	Notional¹	Fair Value
Customer Risk
Management Programs:
Interest rate contracts	$5,910,266	$95,319	$5,899,664	$100,348	$5,910,266	$95,319	$5,899,664	$100,348
Energy contracts	3,161,113	451,372	3,433,000	453,568	464,198	169,770	714,085	171,966
Agricultural contracts	34,825	5,548	35,050	5,317	34,825	5,548	35,050	5,317
Foreign exchangecontracts	59,945	59,945	59,945	59,945	59,945	59,945	59,945	59,945
CD options	79,827	6,307	79,827	6,307	79,827	6,307	79,827	6,307
Total Customer Derivatives	9,245,976	618,491	9,507,486	625,485	6,549,061	336,889	6,788,571	343,883
before cash collateral
Less: cash collateral	–	–	–	–	–	(12,506)	–	(32,607)
Total customer derivatives	9,245,976	618,491	9,507,486	625,485	6,549,061	324,383	6,788,571	311,276

Interest Rate Risk
Management Programs	35,000	981	91,357	409	35,000	981	91,357	409
Total Derivative Contracts	$9,280,976	$619,472	$9,598,843	$625,894	$6,584,061	$325,364	$6,879,928	$311,685
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $46 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2009 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets		Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Notional¹	Fair Value	Notional¹	Fair Value
Customer Risk
Management Programs:
Interest rate contracts	$4,377,115	$110,449	$4,367,002	$115,413	$4,377,115	$110,449	$4,367,002	$115,413
Energy contracts	3,588,767	454,978	3,719,796	450,614	591,294	174,319	711,885	176,983
Agriculture contracts	23,196	1,004	31,715	875	23,196	1,004	31,715	875
Foreign exchangecontracts	63,942	64,182	64,182	64,182	63,942	64,182	64,182	64,182
CD options	66,248	5,493	66,248	5,493	66,248	5,493	66,248	5,493
Total Customer Derivatives	8,119,268	636,106	8,248,943	636,577	5,121,795	355,447	5,241,032	362,946
before cash collateral
Less: cash collateral	–	–	–	–	–	(13,229)	–	(54,586)
Total customer derivatives	8,119,268	636,106	8,248,943	636,577	5,121,795	342,218	5,241,032	308,360

Interest Rate Risk
Management Programs	43,357	1,564	–	–	43,357	1,564	–	–
Total Derivative Contracts	$8,162,625	$637,670	$8,248,943	$636,577	$5,165,152	$343,782	$5,241,032	$308,360
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at March 31, 2009 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets		Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Notional¹	Fair Value	Notional¹	Fair Value
Customer Risk
Management Programs:
Interest rate contracts	$5,529,952	$144,391	$5,511,453	$149,580	$5,529,952	$144,391	$5,511,453	$149,580
Energy contracts	4,999,091	1,069,603	5,501,181	1,087,816	611,810	430,503	1,076,406	448,716
Agriculture contracts	50,709	1,673	50,709	1,637	50,709	1,673	50,709	1,637
Foreign exchangecontracts	48,270	46,496	48,305	46,496	48,270	46,496	48,305	46,496
CD options	47,469	3,873	47,469	3,873	47,469	3,873	47,469	3,873
Total Customer Derivatives	10,675,491	1,266,036	11,159,117	1,289,402	6,288,210	626,936	6,734,342	650,302
before cash collateral
Less: cash collateral	–	–	–	–	–	(84,460)	–	(10,027)
Total customer derivatives	10,675,491	1,266,036	11,159,117	1,289,402	6,288,210	542,476	6,734,342	640,275

Interest Rate Risk
Management Programs	645,954	8,840	–	–	645,954	8,840	–	–
Total Derivative Contracts	$11,321,445	$1,274,876	$11,159,117	$1,289,402	$6,934,164	$551,316	$6,734,342	$640,275
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months ended March 31, 2010		Three Months ended March 31, 2009
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$1,563	$–	$939	$–
Energy contracts	1,464	–	(171)	–
Cattle contracts	217	–	203	–
Foreign exchange contracts	174	–	81	–
CD options	–	–	–	–
Total Customer Derivatives	3,418	–	1,052	–

Interest Rate Risk Management Programs	–	(876)	–	(4,026)
Total Derivative Contracts	$3,418	$(876)	$1,052	$(4,026)

Customer Risk Management Programs

BOK Financial offers programs to permit its customers to manage various risks, including fluctuations in energy, cattle and other agricultural products, interest rates and foreign exchange rates, or to take positions in derivative contracts.  Derivative contracts are executed between the customers and BOK Financial.  Offsetting contracts are executed between BOK Financial and other selected counterparties to minimize its risk of changes in commodity prices, interest rates or foreign exchange rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to BOK Financial as profit and compensation for administrative costs and credit risk which is recognized over the life of the contracts and included in other operating revenue – brokerage and trading revenue.

Interest Rate Risk Management Programs

BOK Financial uses interest rate swaps in managing its interest rate sensitivity.  Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.

For the quarters ended March 31, 2010 and 2009, net interest revenue was decreased by $658 thousand and $4.7 million, respectively, from the settlement of amounts receivable or payable on interest rate swaps.

BOK Financial also enters into mortgage loan commitments that are considered derivative instruments.  Forward sales contracts are used to hedge these mortgage loan commitments as well as mortgage loans held for sale.  Mortgage loan commitments are carried at fair value based upon quoted prices, excluding the value of loan servicing rights or other ancillary values.  Changes in fair value of the mortgage loan commitments and forward sales contracts are reported in other operating revenue – mortgage banking revenue.

The notional and the fair value included in residential mortgage loans held for sale on the balance sheet related to derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales were (in thousands):

	March 31, 2010		December 31, 2009		March 31, 2009
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value

Mortgage loan commitments	$174,950	$2,466	$117,716	$496	$426,803	$7,272
Forward sales contracts	343,598	379	333,218	3,626	532,495	(4,503)
		$2,845		$4,122		$2,769

The related gain (loss) included in mortgage banking revenue in the Consolidated Statement of Earnings (Unaudited) related to the changes in the fair value of derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales were (in thousands):

	Mortgage Banking Revenue
	Three Months Ended March 31,
	2010	2009

Mortgage loan commitments	$1,971	$5,103
Forward sales contracts	(3,247)	(2,341)
	$(1,276)	$2,762

(4) Impaired Loans

Impaired Loans

Investments in loans considered to be impaired under ASC 310-10-35 were as follows (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Investment in impaired loans
under ASC 310-10-35
(all of which were on
a nonaccrual basis)	$311,321	$316,666	$309,232
Loans with specific reserves
for loss	186,168	204,076	233,449
Specific reserve balance	11,905	36,168	19,475
No specific related reserve
for loss	125,153	112,590	75,783
Average recorded investment
in impaired loans	328,457	327,935	225,337

Approximately $22 million of losses on impaired loans with no related specific reserves at March 31, 2010 were charged off against the allowance for loan losses.  Interest income recognized on impaired loans was not significant.

(5) Reserve for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

	Three Months ended March 31,
	2010	2009
Beginning balance	$292,095	$233,236
Provision for loan losses	42,100	49,637
Loans charged off	(40,328)	(34,535)
Recoveries	5,850	2,664
Ending balance	$299,717	$251,002

The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

	Three Months ended March 31,
	2010	2009
Beginning balance	$14,388	$15,166
Provision for off-balance sheet
credit losses	–	(4,597)
Ending balance	$14,388	$10,569

Provision for credit losses	$42,100	$45,040

 (6) Mortgage Banking Activities

BOK Financial transfers financial assets as part of its mortgage banking activities.  Transfers are recorded as sales for financial reporting purposes when the criteria for surrender of control are met.  BOK Financial may retain the right to service the assets and may incur a recourse obligation.  The Company may also retain a residual interest in excess cash flows generated by the assets.  All assets obtained, including cash, servicing rights and residual interests, and all liabilities incurred, including recourse obligations, are initially recognized at fair value, all assets transferred are derecognized and any gain or loss on the sale is recognized in earnings.  Subsequently, servicing rights and residual interests are carried at fair value with changes in fair value recognized in earnings as they occur.  A separate reserve is maintained as part of other liabilities for the Company’s credit risk on loans transferred subject to a recourse obligation.

Residential mortgage loans held for sale totaled $178 million and $246 million, and outstanding mortgage loan commitments totaled $219 million and $527 million at March 31, 2010 and 2009, respectively.  Residential mortgage loans held for sale totaled $218 million and outstanding mortgage loan commitments totaled $145 million at December 31, 2009.  Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk.  Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets.  Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.  As of March 31, 2010, the unrealized gain recognized on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $379 thousand.  Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $4.2 million and $10.9 million in the first quarter of 2010 and 2009, respectively.

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

During the first quarter of 2010, the Company purchased the rights to service approximately 34 thousand residential mortgage loans with an outstanding principal balance of $4.2 billion.  The loans to be serviced are primarily concentrated in New Mexico and predominantly held by Fannie Mae, Ginnie Mae and Freddie Mac.  The cash purchase price was $32 million.  The acquisition date fair value of the servicing rights was approximately $43.7 million based upon independent valuation analyses which were further supported by assumptions and models the Company regularly uses to value its existing portfolio of servicing rights.  The $11.8 million difference between the purchase price and acquisition date fair value was directly attributable to the seller’s distressed financial condition.

BOK Financial owned the rights to service 99,115 mortgage loans with outstanding principal balances of $11.7 billion, including $843 million serviced for affiliates at March 31, 2010, and owned rights to service 59,235 mortgage loans with outstanding principal balances of $6.3 billion, including $810 million serviced for affiliates, at March 31, 2009.  The weighted average interest rate and remaining term was 5.58% and 290 months, respectively, at March 31, 2010, and 5.99% and 278 months, respectively, at March 31, 2009.

For the three months ended March 31, 2010 and 2009, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $8.3 million and $4.6 million, respectively.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2010 is as follows (in thousands):

	Capitalized Mortgage Servicing Rights
	Purchased		Originated	Total
Balance at December 31, 2009	$7,828		$65,996	$73,824
Additions, net	31,892		5,201	37,093
Change in fair value due to loan runoff	(1,328)		(4,455)	(5,783)
Change in fair value due to market changes	13,527	(1)	405	13,932
Balance at March 31, 2010	$51,919		$67,147	$119,066
(1)  Includes initial pre-tax gain of $11.8 million on the purchase of mortgage servicing rights.

Activity in capitalized mortgage servicing rights and related valuation allowance during the three months ending March 31, 2009 is as follows (in thousands):

	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at December 31, 2008	$6,353	$36,399	$42,752
Additions, net	–	10,490	10,490
Change in fair value due to loan runoff	(776)	(4,175)	(4,951)
Change in fair value due to market changes	1,209	746	1,955
Balance at March 31, 2009	$6,786	$43,460	$50,246

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

There is no active market for trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:
	March 31, 2010	December 31, 2009	March 31, 2009
Discount rate – risk-free rate plus a market premium	10.65%	11.2%	9.25%
Prepayment rate – based upon loan interest rate, original term and loan type	7.6% - 35.17%	8.1% - 26.9%	6% - 47%
Loan servicing costs – annually per loan based upon loan type	$43 - $58	$43 - $66	$43 - $73
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	2.32%	2.98%	2.30%

The Company is exposed to interest rate risk as mortgage interest rates directly affect the prepayment speeds used in valuing our mortgage servicing rights, which is partially managed through forward sales of mortgage-backed securities and forward sales contracts. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors.  The prepayment model is updated daily for changes in market conditions and adjusted to better correlate with actual performance of BOK Financial’s servicing portfolio.  At least annually, we request estimates of fair value from outside sources to corroborate the results of the valuation model.  There have been no changes in the techniques used to value mortgage servicing rights.

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at March 31, 2010 follows (in thousands):

	< 5.51%	5.51% - 6.50%	6.51% - 7.50%	> 7.50%	Total

Fair value	$71,546	$37,378	$8,555	$1,587	$119,066
Outstanding principal of loans serviced (1)	$5,817,182	$3,793,000	$1,120,000	$165,000	$10,895,182
(1) Excludes outstanding principal of $843 million for loans serviced for affiliates and $25 million of mortgage loans for which there are no capitalized mortgage servicing rights.

The interest rate sensitivity of our mortgage servicing rights and securities held as an economic hedge is modeled over a range of +/- 50 basis points. At March 31, 2010, a 50 basis point increase in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $1.4 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $3.9 million. Modeling changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage commitment rates and discount rates and assumed prepayment speeds and actual prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006.  The Company recognized periodic pension cost of $600 thousand and $462 thousand for the three months ended March 31, 2010 and 2009, respectively.  The Company made no Pension Plan contributions during the three months ended March 31, 2010 and March 31, 2009.

Management has been advised that the maximum allowable contribution for 2010 is $22.6 million.  The minimum required contribution for 2010 is $245 thousand.

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

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities.  This contingent liability totaled $2.2 million at March 31, 2010.  During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash.  BOK Financial recognized a $2.2 million receivable for its proportionate share of this escrow account.

BOK Financial received 410,562 Visa Class B shares as part of Visa’s initial public offering in the first quarter of 2008.  A partial redemption of Class B shares was completed and the Company received $6.8 million in cash in exchange for 158,725 Class B shares.  The remaining 251,837 Class B shares are convertible into Visa Class A shares at the later of three years after the date of Visa’s initial public offering or the final settlement of all covered litigation.  The current exchange rate is approximately 0.5824 Class A shares for each Class B share.  However, the Company’s Class B shares may be diluted in the future if the escrow fund is not adequate to cover future covered litigation costs.  Therefore, under currently issued accounting guidance, no value has been currently assigned to the Class B shares and no value may be assigned until the Class B shares are converted into a known number of Class A shares.

At March 31, 2010, Cavanal Hill Funds’ assets included $715 million of U.S. Treasury, $967 million of cash management and $518 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at March 31, 2010.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2010 or 2009.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints.  Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

 (9) Shareholders’ Equity

On April 27, 2010, the Board of Directors of BOK Financial Corporation approved a $0.25 per share quarterly common stock dividend.  The quarterly dividend will be payable on May 28, 2010 to shareholders of record on May 14, 2010.

Dividends declared during the three month periods ended March 31, 2010 and 2009 were $0.24 per share and $0.225 per share, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes unrealized gains and losses on available for sale securities and accumulated gains or losses on effective cash flow hedges, including hedges of anticipated transactions.  Gains and losses in AOCI are net of deferred income taxes.  Accumulated losses on the rate lock hedge of the 2005 subordinated debenture issuance will be reclassified into income over the ten-year life of the debt.  Unrealized losses on employee benefit plans will be reclassified into income as pension plan costs are recognized over the remaining service period of plan participants.

	Unrealized	Other	Accumulated	Unrealized
	Gain (Loss)	Than	(Loss) on	(Loss)
	On Available	Temporary	Effective	On
	For Sale	Impairment	Cash Flow	Employee
	Securities	Losses	Hedges	Benefit Plans	Total
Balance at December 31, 2008	$(204,648)	$–	$(1,199)	$(17,039)	$(222,886)
Unrealized gains on securities	108,941	–	–	–	108,941
Other-than-temporary impairment losses on securities	–	(39,366)	–	–	(39,366)
Tax benefit (expense) on unrealized gains (losses)	(37,355)	13,498	–	–	(23,857)
Reclassification adjustment for (gains) losses
realized and included in net income	(5,170)	–	64	–	(5,106)
Reclassification adjustment for tax expense (benefit)
on realized gains (losses)	1,776	–	(25)	–	1,751
Balance at March 31, 2009	$(136,456)	$(25,868)	$(1,160)	$(17,039)	$(180,523)
Balance at December 31, 2009	$59,772	$(53,000)	$(1,039)	$(16,473)	$(10,740)
Unrealized gains on securities	88,981	4,123	–	–	93,104
Other-than-temporary impairment losses on securities	–	(5,483)	–	–	(5,483)
Unrealized gains on employee benefit plans				373	373
Tax benefit (expense) on unrealized gains (losses)	(29,929)	677	–	(145)	(29,397)
Reclassification adjustment for (gains) losses
realized and included in net income	(367)	–	68	–	(299)
Reclassification adjustment for tax expense (benefit)
on realized gains (losses)	126	–	(27)	–	99
Balance at March 31, 2010	$118,583	$(53,683)	$(998)	$(16,245)	$47,657

(10)  Earnings Per Share

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income	$60,133	$55,032
Earnings allocated to participating securities	(333)	(180)
Numerator for basic earnings per share – income
available to common shareholders	59,800	54,852
Effect of reallocating undistributed earnings of participating securities	1	–
Numerator for diluted earnings per share – income available
to common shareholders	$59,801	$54,852
Denominator:
Weighted average shares outstanding	67,966,010	67,536,038
Less: Participating securities included in weighted average shares
outstanding	(373,695)	(220,052)
Denominator for basic earnings per common share	67,592,315	67,315,986
Dilutive effect of employee stock compensation plans (1)	197,734	71,116
Denominator for diluted earnings per common share	67,790,049	67,387,102
Basic earnings per share	$0.88	$0.81
Diluted earnings per share	$0.88	$0.81
(1) Excludes employee stock options with exercise prices greater than current market price.	1,435,645	3,621,306

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2010 is as follows (in thousands):

	Net Interest	Net Interest	Other	Other
	Revenue From	Revenue From	Operating	Operating	Net	Average
	External Sources	Internal Sources	Revenue (1)	Expense	Income	Assets

Total reportable segments	$112,984	$2,420	$110,382	$140,836	$30,709	$18,630,850
Unallocated items:
Tax-equivalent adjustment	2,416	–	–	–	2,416	–
Funds management and other
(including eliminations), net	67,174	(2,420)	3,543	22,896	27,008	5,081,897
BOK Financial consolidated	$182,574	$–	$113,925	$163,732	$60,133	$23,712,747
(1)  Excluding financial instruments gains/(losses).

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended March 31, 2009is as follows (in thousands):

	Net Interest	Net Interest	Other	Other
	Revenue From	Revenue From	Operating	Operating	Net	Average
	External Sources	Internal Sources	Revenue (1)	Expense	Income	Assets

Total reportable segments	$101,777	$19,865	$119,983	$156,046	$31,521	$19,802,151
Unallocated items:
Tax-equivalent adjustment	2,105	–	–	–	2,105	–
Funds management and other
(including eliminations), net	65,963	(19,865)	1,667	9,748	21,406	3,141,218
BOK Financial consolidated	$169,845	$–	$121,650	$165,794	$55,032	$22,943,369
(1)  Excluding financial instruments gains/(losses).

 (12) Fair Value Measurements

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of March 31, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$931,985				$931,985
Trading securities	115,641				115,641
Investment securities:
Municipal and other tax-exempt	236,074				241,183
Other debt securities	73,836				73,705
	309,910				314,888
Available for sale securities:
Municipal and other tax-exempt	63,325				63,325
U.S. agency residential mortgage-backed securities	7,855,271				7,855,271
Private issue residential mortgage-backed securities	766,105				766,105
Other debt securities	17,179				17,179
Federal Reserve Bank stock	32,526				32,526
Federal Home Loan Bank stock	92,727				92,727
Perpetual preferred stock	22,774				22,774
Equity securities and mutual funds	54,488				54,488
	8,904,395				8,904,395

Mortgage trading securities	427,196				427,196
Residential mortgage loans held for sale	178,362	–	–	–	178,362
Loans:
Commercial	6,014,739	0.16 –18.00%	0.51	0.09 – 3.98%	5,901,752
Commercial real estate	2,443,848	0.38 –18.00	1.06	0.16 – 2.06	2,382,514
Residential mortgage	1,797,711	0.38 –18.00	3.52	0.53 – 3.82	1,856,934
Consumer	714,926	0.38 –21.00	0.98	0.64 – 1.53	723,271
Total loans	10,971,224				10,864,471

Reserve for loan losses	(299,717)				–
Net loans	10,671,507				10,864,471
Mortgage servicing rights	119,066				119,066
Derivative instruments with positive
fair value, net of cash margin	325,364				325,364
Other assets – private equity funds	22,825				22,825
Deposits with no stated maturity	11,873,260				11,873,260
Time deposits	3,654,256	0.02 –9.64	1.15	0.21 – 1.20	3,150,588
Other borrowings	4,548,197	0.25 – 6.58	0.22	0.92 – 4.40	4,531,838
Subordinated debentures	398,578	5.58	2.83	2.83	409,971
Derivative instruments with negative
fair value, net of cash margin	311,685				311,685

Because no market exists for certain of these financial instruments and management does not intend to sell these financial instruments, the fair values shown above may not represent values at which the respective financial instruments could be sold individually or in the aggregate.

The following methods and assumptions were used in estimating the fair value of these financial instruments:

Cash and Cash Equivalents

The book value reported in the consolidated balance sheet for cash and short-term instruments approximates those assets’ fair values.

Securities

The fair values of securities are based on quoted prices for identical instruments in active markets, when available. If quoted prices for identical instruments are not available, fair values are based on significant other observable inputs such as quoted prices of comparable instruments or interest rates and credit spreads, yield curves, volatilities prepayment speeds and loss severities.  Fair values for a portion of the securities portfolio are based on significant unobservable inputs, including projected cash flows discounted as rates indicated by comparison to securities with similar credit and liquidity risk.

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

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss reserves allocated to these loans of $277 million at March 31, 2010.

Other Assets – Private Equity Funds

The fair value of the portfolio investments of the Company’s two private equity funds are based upon net asset value reported by the underlying funds, as adjusted by the general partner when  necessary to represent the price that would be received to sell the assets.  Private equity fund assets are long-term, illiquid investments.  No secondary market exists for these assets.  They may only be realized through cash distributions from the underlying funds.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at March 31, 2010.

Assets and liabilities recorded at fair value in the financial statement on a recurring and non-recurring basis are grouped into three broad levels as follows:

Quoted Prices in active Markets for Identical Instruments – Fair value is based on unadjusted quoted prices in active markets for identical assets or liabilities.

Significant Other Observable Inputs – fair value is based on significant other observable inputs are generally determined based on a single price for each financial instrument provided to us by an applicable third-party pricing service and are based on one or more of the following:

•	Quoted prices for similar, but not identical, assets or liabilities in active markets;
•	Quoted prices for identical or similar assets or liabilities in inactive markets;
•	Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates;
•	Other inputs derived from or corroborated by observable market inputs.

Significant Unobservable Inputs – Fair value is based upon model-based valuation techniques for which at least one significant assumption is not observable in the market.

The underlying methods used by the third-party pricing services are considered in determining the primary inputs used to determine fair values.  Management has evaluated the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers’ quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values.  Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values.  Based on this evaluation, we determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transactions in the current market.

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of March 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$115,641	$3,104	$112,537	$–
Available for sale securities:
Municipal and other tax-exempt	63,325		25,321	38,004
U.S. agency residential mortgage-backed securities	7,855,271		7,855,271
Private issue residential mortgage-backed securities	766,105		766,105
Other debt securities	17,179		29	17,150
Federal Reserve Bank stock	32,526		32,526
Federal Home Loan Bank stock	92,727		92,727
Perpetual preferred stock	22,774		22,774
Equity securities and mutual funds	54,488	27,890	26,598
	8,904,395	27,890	8,821,351	55,154

Mortgage trading securities	427,196		427,196
Residential mortgage loans held for sale	178,362		178,362
Mortgage servicing rights	119,066			119,066	(1)
Derivative contracts, net of cash margin (2)	325,364	7,432	317,932
Other assets – private equity funds	22,825			22,825

Liabilities:
Certificates of deposit	32,364		32,364
Derivative contracts, net of cash margin (2)	311,685		311,685

(1)
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

(2)	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of certain municipal and other debt securities classified as trading, investment or available for sale may be based on significant unobservable inputs.  These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt.  Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack trading volume.  Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 0.30% to 3.24%.  As of March 31, 2010, average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued using a spread of 70 to 80 basis points over average yields of comparable securities as of March 31, 2010.  Approximately $9.2 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 4.05% to 7.92%.  These yields were determined using a spread of 375 basis points over comparable municipal securities of varying durations as of March 31, 2010.  All of these securities are currently performing in accordance with their respective contractual terms.

The following represents the changes for the period ended March 31, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2009	$9,800	$36,598	$17,116	$22,917
Transfer from trading to available for sale	(2,856)	2,756	100	–
Purchases, sales, issuances and settlements, net	(6,875)	(467)	(50)	(662)
Gain (loss) recognized in earnings (1)	(69)	–	–	570
Other comprehensive (loss)	–	(883)	(16)	–
Balance March 31, 2010	$–	$38,004	$17,150	$22,825
(1) Loss on trading securities included in Brokerage and Trading Revenue.  Gain on private equity funds included in Gain on Other Assets.

Substantially all trading securities with fair values based on significant unobservable inputs were transferred to available for sale based on sales limitations and banking regulations.  There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the first quarter of 2010.

Fair Value of Financial Instruments Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include pension plan assets, which are based on quoted prices in active markets for identical instruments, collateral for certain impaired loans and real property and other assets acquired to satisfy loans, which are based primarily on comparisons to completed sales of similar assets.  In addition, goodwill impairment is evaluated based on the fair value of the Company’s reporting units.

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the year ended March 31, 2010:

	Carrying Value at March 31, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Adjustments for the period March 31, 2010
Impaired loans	$–	$50,786	$–	$24,199
Real estate and other repossessed assets	–	19,685	–	5,935

Fair value adjustments of impaired loans are charged against the allowance for loan losses.  Fair value adjustments of real estate and other repossessed assets are charged against operating expenses as net gains, losses and operating expenses of repossessed assets.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At March 31, 2010, the fair value and contractual principal amount of these certificates was $32 million and $32 million, respectively.  Change in the fair value of these certificates of deposit resulted in an unrealized gain during the three months ended March 31, 2010 of $535 thousand, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.

As more fully disclosed in Note 2 and Note 6 to the Consolidated Financial Statements, the Company has elected to carry certain mortgage-backed securities which have been designated as economic hedges against changes in the fair value of mortgage servicing rights and residential mortgage loans held for sale at fair value.  Changes in the fair value of these financial instruments are recognized in earnings.

 (13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Amount:
Federal statutory tax	$31,719	$29,436
Tax exempt revenue	(1,405)	(1,118)
Effect of state income taxes, net of federal benefit	1,715	1,951
Utilization of tax credits	(1,328)	(392)
Bank-owned life insurance	(865)	(771)
Other, net	447	(268)
Total	$30,283	$28,838
	Three Months Ended March 31,
	2010	2009
Percent of pretax income:
Federal statutory tax	35%	35%
Tax exempt revenue	(2)	(2)
Effect of state income taxes, net of federal benefit	2	2
Utilization of tax credits	(1)	–
Bank-owned life insurance	(1)	(1)
Other, net	–	–
Total	33%	34%

(14) Financial Instruments with Off-Balance Sheet Risk

BOK Financial is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to manage interest rate risk. Those financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in BOK Financial’s Consolidated Balance Sheets. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the notional amount of those instruments.

As of March 31, 2010, outstanding commitments and letters of credit were as follows (in thousands):

Commitments to extend credit	$4,948,211
Standby letters of credit	579,511
Commercial letters of credit	9,985

The Company also has off-balance sheet credit for residential mortgage loans sold with full or partial recourse.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $324 million at March 31, 2010, $331 million at December 31, 2009 and $379 million at March 31, 2009.  The separate reserve for these off-balance sheet commitments was $14 million at March 31, 2010, $14 million at December 31, 2009 and $9.3 million at March 31, 2009.  Approximately 5% of the loans sold with recourse with an outstanding principal balance of $17 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 4% with an outstanding balance of $12 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the reserve for losses on loans sold with recourse is summarized as follows (in thousands):

	Three Months ended March 31,
	2010	2009
Beginning balance	$13,781	$8,767
Provision for recourse losses	1,299	1,820
Loans charged off, net	(1,299)	(1,304)
Ending balance	$13,781	$9,283

(15) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on March 31, 2010 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.  No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31, 2010			December 31, 2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$9,212,677	$82,612	3.73%	$8,875,417	$82,392	3.83%
Tax-exempt securities3	294,849	3,837	5.28	286,550	3,726	5.16
Total securities3	9,507,526	86,448	3.78	9,161,967	86,118	3.87
Trading securities	70,979	792	4.53	68,027	927	5.41
Funds sold and resell agreements	32,363	8	0.10	30,358	16	0.21
Residential mortgage loans held for sale	137,404	1,747	5.16	194,760	2,311	4.71
Loans2	11,187,320	132,791	4.81	11,492,696	137,235	4.74
Less reserve for loan losses	309,194	–	–	298,157	–	–
Loans, net of reserve	10,878,126	132,791	4.95	11,194,539	137,235	4.86
Total earning assets3	20,626,398	221,786	4.41	20,649,651	226,607	4.42
Cash and other assets	3,086,349			3,046,083
Total assets	23,712,747			$23,695,734

Liabilities and Shareholders’ Equity
Transaction deposits	$7,963,752	$10,135	0.52	$7,734,678	$11,092	0.57%
Savings deposits	170,990	178	0.42	167,572	199	0.47
Time deposits	3,772,295	17,304	1.86	4,002,337	19,700	1.95
Total interest-bearing deposits	11,907,037	27,617	0.94	11,904,587	30,991	1.03
Funds purchased and repurchase agreements	2,575,286	2,022	0.32	2,173,476	1,658	0.30
Other borrowings	2,249,470	1,591	0.29	2,380,938	1,742	0.29
Subordinated debentures	398,559	5,566	5.66	398,522	5,542	5.52
Total interest-bearing liabilities	17,130,352	36,796	0.87	16,857,523	39,933	0.94
Demand deposits	3,485,504			3,666,663
Other liabilities	798,263			924,803
Shareholders’ equity	2,298,628			2,246,745
Total liabilities and shareholders’ equity	23,712,747			$23,695,734

Tax-equivalent Net Interest Revenue3		$184,990	3.54%		$186,674	3.48%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.68			3.64
Less tax-equivalent adjustment1		2,416			2,196
Net Interest Revenue		182,574			184,478
Provision for credit losses		42,100			48,620
Other operating revenue		113,883			108,163
Other operating expense		163,732			176,437
Income before taxes		90,625			67,584
Federal and state income tax		30,283			24,780
Net income before non-controlling interest		60,342			42,804
Net income (loss) attributable to non-controlling interest		209			33
Net income attributable to BOK Financial Corp.		$60,133			$42,771

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.88			$0.63
Diluted		$0.88			$0.63
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
September 30, 2009			June 30, 2009			March 31, 2009

Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$ 8,012,380	$81,890	4.18%	$7,594,355	$80,711	4.50%	$7,084,340	$84,004	4.90%
273,432	3,468	5.03	285,078	4,044	5.69	252,612	4,138	6.64
8,285,812	85,358	4.21	7,879,433	84,755	4.54	7,336,952	88,142	4.96
64,763	771	4.72	112,960	983	3.49	111,962	1,019	3.69
67,032	18	0.11	29,277	14	0.19	50,701	30	0.24
176,403	2,198	4.94	286,077	3,215	4.51	201,135	2,378	4.79
11,887,418	139,883	4.67	12,403,050	143,510	4.64	12,784,765	143,763	4.56
281,289	–	–	273,335	–	–	252,734	–	–
11,606,129	139,883	4.78	12,129,715	143,510	4.75	12,532,031	143,763	4.65
20,200,139	228,228	4.54	20,437,462	232,477	4.65	20,232,781	235,332	4.75
2,850,395			2,636,569			2,710,588
$23,050,534			$23,074,031			$22,943,369

$ 7,162,477	$11,736	0.65%	$6,854,003	$13,362	0.78%	$6,610,805	$15,417	0.95%
167,677	203	0.48	167,813	104	0.25	159,537	109	0.28
4,404,854	24,401	2.20	5,123,947	31,637	2.48	5,215,091	36,401	2.83
11,735,008	36,340	1.23	12,145,763	45,103	1.49	11,985,433	51,927	1.76
2,284,985	1,817	0.32	2,316,990	1,995	0.35	2,562,066	2,825	0.45
2,173,103	2,070	0.38	1,951,699	2,375	0.49	2,158,963	3,064	0.58
398,484	5,558	5.53	398,456	5,632	5.67	398,425	5,566	5.67
16,591,580	45,785	1.09	16,812,908	55,105	1.31	17,104,887	63,382	1.50
3,392,578			3,183,338			2,864,751
931,406			1,071,121			1,058,216
2,134,970			2,006,664			1,915,515
$ 23,050,534			$23,074,031			$22,943,369

	$182,443	3.45%		$177,372	3.34%		$171,950	3.25%
		3.63			3.55			3.47
	1,982			1,792			2,105
	180,461			175,580			169,845
	55,120			47,120			45,040
	131,770			127,965			125,092
	178,732			175,770			165,794
	78,379			80,655			84,103
	24,772			28,315			28,838
	53,607			52,340			55,265
	2,947			225			233
	$50,660			$52,115			$55,032

	$0.75			$0.77			$0.81
	$0.75			$0.77			$0.81

Quarterly Earnings Trends -- Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Interest revenue	$219,370	$224,411	$226,246	$230,685	$233,227
Interest expense	36,796	39,933	45,785	55,105	63,382
Net interest revenue	182,574	184,478	180,461	175,580	169,845
Provision for credit losses	42,100	48,620	55,120	47,120	45,040
Net interest revenue after provision for credit losses	140,474	135,858	125,341	128,460	124,805
Other operating revenue
Brokerage and trading revenue	21,035	20,240	24,944	21,794	24,699
Transaction card revenue	25,687	26,292	26,264	27,533	25,428
Trust fees and commissions	16,320	16,492	16,315	16,860	16,510
Deposit service charges and fees	26,792	29,501	30,464	28,421	27,405
Mortgage banking revenue	14,871	13,403	13,197	19,882	18,498
Bank-owned life insurance	2,972	2,870	2,634	2,418	2,317
Margin asset fees	36	50	51	68	67
Other revenue	7,602	7,101	6,087	6,124	6,583
Total fees and commissions	115,315	115,949	119,956	123,100	121,507
Gain (loss) on other assets, net	(1,390)	(205)	3,223	973	143
Loss on derivatives, net	(341)	(370)	(294)	(1,037)	(1,664)
Gain on securities, net	4,524	7,277	12,266	6,471	20,108
Total other-than-temporary impairment losses	(9,708)	(67,390)	(6,133)	(1,263)	(54,368)
Portion of loss recognized in other comprehensive income	(5,483)	(52,902)	(2,752)	279	(39,366)
Net impairment losses recognized in earnings	(4,225)	(14,488)	(3,381)	(1,542)	(15,002)
Total other operating revenue	113,883	108,163	131,770	127,965	125,092
Other operating expense
Personnel	96,824	93,687	98,012	96,191	92,627
Business promotion	3,978	5,758	4,827	4,569	4,428
Professional fees and services	6,401	8,813	7,555	7,363	6,512
Net occupancy and equipment	15,511	17,600	15,884	15,973	16,258
Insurance	6,533	6,412	6,092	5,898	5,638
FDIC special assessment	–	–	–	11,773	–
Data processing and communications	20,309	21,121	20,413	20,452	19,306
Printing, postage and supplies	3,322	3,601	3,716	4,072	4,571
Net (gains) losses and operating expenses of repossessed assets	7,220	5,101	3,497	996	1,806
Amortization of intangible assets	1,324	1,912	1,686	1,686	1,686
Mortgage banking costs	9,267	11,436	8,065	9,336	7,467
Change in fair value of mortgage servicing rights	(13,932)	(5,285)	2,981	(7,865)	(1,955)
Other expense	6,975	6,281	6,004	5,326	7,450
Total other operating expense	163,732	176,437	178,732	175,770	165,794
Income before taxes	90,625	67,584	78,379	80,655	84,103
Federal and state income tax	30,283	24,780	24,772	28,315	28,838
Net income before non-controlling interest	60,342	42,804	53,607	52,340	55,265
Net income attributable to non-controlling interest	209	33	2,947	225	233
Net income attributable to BOK Financial Corp.	$60,133	$42,771	$50,660	$52,115	$55,032

Earnings per share:
Basic	$0.88	$0.63	$0.75	$0.77	$0.81
Diluted	$0.88	$0.63	$0.75	$0.77	$0.81
Average shares used in computation:
Basic	67,592,315	67,446,326	67,392,059	67,344,577	67,315,986
Diluted	67,790,049	67,600,344	67,513,700	67,448,029	67,387,102

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at footnote 8 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1, 2010 to January 31, 2010	18,400	$47.53	–	1,215,927
February 1, 2010 to February 28, 2010	–	–	–	1,215,927
March 1, 2010 to March 31, 2010	22,804	$52.98	–	1,215,927
Total	41,204		–

(1)
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock.  As of March 31, 2010, the Company had repurchased 784,073 shares under this plan.

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

Date:         April 29, 2010

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer