Form 10-Q
period 2010-06-30
BOK FINANCIAL CORP ET AL
filed 2010-08-03
CIK 875357

As filed with the Securities and Exchange Commission on August 2, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,080,797 shares of common stock ($.00006 par value) as of June 30, 2010.

BOK Financial Corporation
Form 10-Q
Quarter Ended June 30, 2010

Index

Part I. Financial Information
Management’s Discussion and Analysis (Item 2)	3
Market Risk (Item 3)	47
Controls and Procedures (Item 4)	48
Consolidated Financial Statements – Unaudited (Item 1)	50
Six Month Financial Summary – Unaudited (Item 2)	82
Quarterly Financial Summary – Unaudited (Item 2)	83
Quarterly Earnings Trend – Unaudited	85

Part II. Other Information
Item 1. Legal Proceedings	86
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 6. Exhibits	86
Signatures	87

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

BOK Financial Corporation (“the Company”) reported net income of $63.5 million or $0.93 per diluted share for the second quarter of 2010, compared to $60.1 million or $0.88 per diluted share for the first quarter of 2010 and $52.1 million or $0.77 per share for the second quarter of 2009.  Net income for the six months ended June 30, 2010 totaled $123.7 million or $1.81 per diluted share compared with net income of $107.1 million or $1.58 per diluted share for the six months ended June 30, 2009.

Net income for the first quarter of 2010 included a $6.5 million or $0.10 per diluted share day-one gain from the purchase of the rights to service $4.2 billion of residential mortgage loans on favorable terms.  Net income for the second quarter of 2009, included a $7.7 million or $0.11 per share special assessment by the Federal Deposit Insurance Corporation (“FDIC”).

Highlights of the second quarter of 2010 included:

•
Net interest revenue totaled $182.1 million compared to $175.6 million for the second quarter of 2009 and $182.6 million for the first quarter of 2010.  Net interest margin was 3.63% for the second quarter of 2010, 3.55% for the second quarter of 2009 and 3.68% for the first quarter of 2010.  Average earning assets increased $149 million compared to the second quarter of 2009 and decreased $40 million compared to the first quarter of 2010.

•
Fees and commissions revenue totaled $128.2 million for the second quarter of 2010, up $5.1 million over the second quarter of 2009 and up $12.9 million over the previous quarter.  Brokerage and trading revenue increased $3.0 million over the second quarter of 2009, partially offset by a decline of $1.5 million in mortgage banking revenue.  Trust fees and commissions, transaction card revenue and deposit service charges and fees all increased over the second quarter of 2009.  Brokerage and trading revenue increased $3.7 million, mortgage banking revenue increased $3.5 million and transaction card revenue increased $2.6 million over the prior quarter.  Deposit service charges and trust fees and commissions also increased over the prior quarter.

•
Operating expenses, excluding changes in the fair value of mortgage servicing rights, totaled $186.5 million, up $2.8 million over the second quarter of the prior year and up $8.8 million from the prior quarter.  Net losses and operating expenses on repossessed assets increased $12.1 million over the second quarter of 2009, partially offset by the impact of the FDIC special assessment of $11.8 million.  Net losses and operating expenses of repossessed assets increased $5.8 million over the prior quarter.

•
Combined reserves for credit losses totaled $315 million or 2.89% of outstanding loans at June 30, 2010 and $314 million or 2.86% of outstanding loans at March 31, 2010.  Net loans charged off and provision for credit losses were $35.6 million and $36.0 million, respectively, for the second quarter of 2010 compared to $34.9 million and $47.1 million, respectively for the second quarter of 2009 and $34.5 million and $42.1 million, respectively, for the first quarter of 2010.

•
Nonperforming assets totaled $461 million or 4.19% of outstanding loans and repossessed assets at June 30, 2010, down from $483 million or 4.36% of outstanding loans and repossessed assets at March 31, 2010.  Newly identified nonaccruing loans totaled $58 million for the second quarter of 2010 and $81 million for the first quarter of 2010.

•
Available for sale securities totaled $9.2 billion at June 30, 2010, up $322 million since March 31, 2010.  Other-than-temporary impairment charges on certain privately-issued residential mortgage backed securities reduced pre-tax income by $2.6 million during the second quarter of 2010, $279 thousand in the second quarter of 2009 and $4.2 million during the first quarter of 2010.

•
Outstanding loan balances were $10.9 billion at June 30, 2010, down $89 million since March 31, 2010.  Commercial real estate loans decreased $103 million.  The outstanding balance of commercial loans and unfunded commercial loan commitments were largely unchanged for the quarter.

•
Total period-end deposits increased $560 million during the second quarter of 2010 to $16.1 billion.  Growth in interest-bearing transaction and demand deposits were offset by a decrease in higher-costing time deposits.

•
Tangible common equity ratio increased to 8.88% at June 30, 2010 from 8.46% at March 31, 2010 largely due to retained earnings growth.  The tangible common equity ratio is a non-GAAP measure of capital strength used by the Company and investors based on shareholders’ equity as defined by generally accepted accounting principles in the United States of America minus intangible assets and equity that does not benefit common shareholders such as preferred equity and equity provided by the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  BOK Financial chose not to participate in the TARP Capital Purchase Program.  The Company and each of its subsidiary banks exceeded the regulatory definition of well capitalized.  The Company’s Tier 1 capital ratios as defined by banking regulations were 11.90% at June 30, 2010 and 11.45% at March 31, 2010.

•
The Company paid a cash dividend of $16.8 million or $0.25 per common share during the second quarter of 2010.  On July 27, 2010, the board of directors declared a cash dividend of $0.25 per common share payable on or about August 27, 2010 to shareholders of record as of August 13, 2010.

Results of Operations

Net Interest Revenue and Net Interest Margin

Net interest revenue totaled $182.1 million for the second quarter of 2010, up $6.5 million or 4% over the second quarter of 2009 and down $461 thousand compared to the first quarter of 2010.  The increase in net interest revenue compared to the second quarter of 2009 was due primarily to an 8 basis point improvement in net interest margin.  The decrease in net interest revenue from the first quarter of 2010 was due primarily to a 5 basis point decrease in net interest margin.  In addition, average earning assets were up over the second quarter of 2009, but down from the first quarter of 2010.

Average earning assets for the second quarter of 2010 increased $149 million or 1% compared to the second quarter of 2009.  Average available for sale securities, which consist largely of U.S. government agency issued residential mortgage-backed securities, increased $1.8 billion.  We purchased these securities to supplement earnings, especially in a period of declining loan demand, and to manage interest rate risk.  Average loans, net of allowances for loan losses, decreased $1.5 billion compared to the second quarter of 2009.   All major loan categories decreased largely due to reduced customer demand and normal repayment trends.  In addition, average balances of trading securities and residential mortgage loans held for sale were lower in the second quarter of 2010.

Growth in average earning assets was funded by a $505 million increase in average deposits.  Demand deposits for the second quarter of 2010 were up $478 million over the second quarter of 2009.  In addition, interest-bearing transaction accounts increased $1.4 billion over the second quarter of 2009.  Time deposits decreased $1.4 billion compared with the second quarter of 2009 as we continued to decrease brokered deposits and other higher costing time deposits.  Borrowed funds decreased $158 million compared to the second quarter of 2009.

Average earning assets decreased $40 million compared to the previous quarter.  Securities increased $155 million.  Growth in securities was due to a $79 million increase in investment securities and a $69 million increase in mortgage trading securities.  Residential mortgage loans held for sale increased $46 million.  Outstanding loans, net of allowance for loan losses, decreased $219 million.  Commercial, commercial real estate and consumer loan categories decreased in the second quarter of 2010.  Residential mortgage loans increased $15 million over the first quarter of 2010.  Deposits increased $441 million compared with the previous quarter, including a $324 million increase in interest-bearing transaction accounts and  a $175 million increase in demand deposits, partially offset by a $71 million decrease in higher-costing time deposits.  Borrowed funds decreased $714 million compared to the previous quarter.

Net interest margin was 3.63% for the second quarter of 2010, 3.55% for the second quarter of 2009 and 3.68% for the first quarter of 2010.

The increase in net interest margin over the second quarter of 2009 was due primarily to lower funding costs.  The cost of interest-bearing liabilities was 0.85% for the second quarter of 2010, down 46 basis points from the second quarter of 2009.  The yield on earning assets dropped 32 basis points over these same periods.

The tax-equivalent yield on earning assets was 4.33% for the second quarter of 2010, down 32 basis points from the second quarter of 2009.  Securities portfolio yields were down 94 basis points.  Our securities re-price as cash flow received is reinvested at current market rates.  The resulting change in yield on the securities portfolio occurs more slowly and may not immediately move in the same direction as changes in market rates.  The decrease in securities portfolio yields was partially offset by growth in loan yields.  Loan yields increased 19 basis points to 4.83%.  Funding costs were down 46 basis points from the second quarter of 2009.  The cost of interest-bearing deposits decreased 62 basis points and the cost of other borrowed funds decreased 4 basis points.

The tax-equivalent yield on earning assets for the second quarter of 2010 was down 8 basis points from the first quarter of 2010.  Yield on the securities portfolio dropped by 18 basis points due primarily to reinvestment of cash flows at current rates. Loan portfolio yields were up 2 basis points.  The cost of interest-bearing liabilities was down 2 basis points from the previous quarter.

The benefit to net interest margin from earning assets funded by non-interest bearing liabilities was 15 basis points for the second quarter of 2010 compared with 21 basis points in the second quarter of 2009 and 14 basis points in the preceding quarter.

Our overall objective is to manage the Company’s balance sheet to be relatively neutral to changes in interest rates as is further described in the Market Risk section of this report.  Approximately two-thirds of our commercial and commercial real estate loan portfolios are either variable rate or fixed rate that will re-price within one year.  These loans are funded primarily by deposit accounts that are either non-interest bearing, or that re-price more slowly than the loans.  The result is a balance sheet that would be asset sensitive, which means that assets generally re-price more quickly than liabilities.  Among the strategies that we use to manage toward a relatively rate-neutral position, we purchase fixed-rate, residential mortgage-backed securities issued primarily by U.S. government agencies and fund them with market rate sensitive liabilities.  The liability-sensitive nature of this strategy provides an offset to the asset-sensitive characteristics of our loan portfolio.  To the extent that intermediate and longer term interest rates remain at extremely low levels, mortgage-related security prepayments may accelerate putting additional downward pressure on the securities portfolio yield and on net interest margin.  We also use derivative instruments to manage our interest rate risk.  Interest rate swaps with a combined notional amount of $30 million convert fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue increased $1.0 million for the second quarter of 2010, $4.6 million in the second quarter of 2009 and $658 thousand in the first quarter of 2010 from periodic settlements of these contracts.  This increase in net interest revenue contributed 2 basis points to net interest margin in the second quarter of 2010, 9 basis points in the second quarter of 2009 and 1 basis point in the first quarter of 2010.  Derivative contracts are carried on the balance sheet at fair value.  Changes in fair value of these contracts are reported in income as derivatives gains or losses in the Consolidated Statements of Earnings.

The effectiveness of these strategies is reflected in the overall change in net interest revenue due to changes in interest rates as shown in Table 1 and in the interest rate sensitivity projections as shown in the Market Risk section of this report.

Table 1 – Volume / Rate Analysis
(in thousands)
	Three Months Ended			Six Months Ended
	June 30, 2010 / 2009			June 30, 2010 / 2009
		Change Due To (1)			Change Due To (1)
			Yield /			Yield
	Change	Volume	Rate	Change	Volume	/Rate
Tax-equivalent interest revenue:
Securities	$319	$19,946	$(19,627)	$(1,375)	$173,475	$(174,850)
Trading securities	(322)	(541)	219	(549)	(3,055)	2,506
Loans	(12,544)	(14,889)	2,345	(24,147)	(114,725)	90,578
Funds sold and resell agreements	(6)	(3)	(3)	(28)	1	(29)
Total	(12,553)	4,513	(17,066)	(26,099)	55,696	(81,795)
Interest expense:
Transaction deposits	(3,318)	2,265	(5,583)	(8,600)	32,330	(40,930)
Savings deposits	81	13	68	150	(135)	285
Time deposits	(15,574)	(7,478)	(8,096)	(34,671)	(11,198)	(23,473)
Federal funds purchased and repurchase agreements	259	154	105	(544)	1,535	(2,079)
Other borrowings	(972)	(346)	(626)	(2,445)	2,710	(5,155)
Subordinated debentures	(97)	1	(98)	(97)	164	(261)
Total	(19,621)	(5,391)	(14,230)	(46,207)	25,406	(71,613)
Tax-equivalent net interest revenue	7,068	9,904	(2,836)	20,108	30,290	(10,182)
Change in tax-equivalent adjustment	(535)			(846)
Net interest revenue	$6,533			$19,262
 (1) Changes attributable to both volume and yield/rate are allocated to both volume and yield/rate on an equal basis.

Other Operating Revenue

Other operating revenue was $157.4 million for the second quarter of 2010 compared to $128.0 million for the second quarter of 2009 and $113.9 million for the first quarter of 2010.   Fees and commissions revenue increased $5.1 million or 4% compared with the second quarter of 2009.  Net gains on securities, derivatives and other assets increased $25.5 million, including an increase of $32.6 million on securities and derivatives held as an economic hedge of mortgage servicing rights.   Other-than-temporary impairment charges recognized in earnings were $1.1 million greater compared to the second quarter of 2009.

Other operating revenue increased $43.6 million compared to the first quarter of 2010.  Fees and commissions revenue increased $12.9 million.  Net gains on securities, derivatives and other assets increased $29.1 million over the first quarter of 2010, including $22.6 million on securities and derivatives held as an economic hedge of mortgage servicing rights.  Other-than-temporary impairment charges recognized in earnings were $1.6 million lower compared with the first quarter of 2010.

Table 2 – Other Operating Revenue
(In thousands)
	Three Months Ended June 30,		Increase	% Increase	Three Months Ended	Increase	% Increase
	2010	2009	(Decrease)	(Decrease)	March 31, 2010	(Decrease)	(Decrease)

Brokerage and trading revenue	$24,754	$21,794	$2,960	14%	$21,035	$3,719	18%
Transaction card revenue	28,263	27,533	730	3%	25,687	2,576	10%
Trust fees and commissions	17,737	16,860	877	5%	16,320	1,417	9%
Deposit service charges and fees	28,797	28,421	376	1%	26,792	2,005	7%
Mortgage banking revenue	18,335	19,882	(1,547)	(8)%	14,871	3,464	23%
Bank-owned life insurance	2,908	2,418	490	20%	2,972	(64)	(2)%
Margin asset fees	69	68	1	1%	36	33	92%
Other revenue	7,305	6,124	1,181	19%	7,602	(297)	(4)%
Total fees and commissions revenue	128,168	123,100	5,068	4%	115,315	12,853	11%
Gain (loss) on other assets	1,545	973	572	N/A	(1,390)	2,935	N/A
Gain (loss) on derivatives, net	7,272	(1,037)	8,309	N/A	(341)	7,613	N/A
Gain on available for sale securities	8,469	16,670	(8,201)	N/A	4,076	4,393	N/A
Gain (loss) on mortgage hedge securities	14,631	(10,199)	24,830	N/A	448	14,183	N/A
Gain on securities, net	23,100	6,471	16,629	N/A	4,524	18,576	N/A
Total other-than-temporary impairment	(10,959)	(1,263)	(9,696)	N/A	(9,708)	(1,251)	N/A
Portion of loss recognized in other comprehensive income	(8,313)	279	(8,592)	N/A	(5,483)	(2,830)	N/A
Net impairment losses recognized in earnings	(2,646)	(1,542)	(1,104)	N/A	(4,225)	1,579	N/A
Total other operating revenue	$157,439	$127,965	$29,474	23%	$113,883	$43,556	38%

Gain (loss) on change in fair value of mortgage servicing rights	$(19,458)	$7,865	$(27,323)	N/A	$2,100 (1)	$(21,558)	N/A
(1)  Excludes $11.8 million of initial pretax gain on the purchase of mortgage servicing rights.

Certain percentage increases (decreases) in non-fees and commissions revenue are not meaningful for comparison purposes based on the nature of the item.

Fees and commissions revenue

Diversified sources of fees and commission revenue are a significant part of our business strategy and represented 41% of total revenue for the second quarter of 2010, excluding provision for credit losses and gains and losses on asset sales, securities and derivatives.  We believe that a variety of fee revenue sources provide an offset to changes in interest rates, values in the equity markets, commodity prices and consumer spending, all of which can be volatile.  We expect continued growth in other operating revenue through offering new products and services and by expanding into markets outside of Oklahoma.  However, current and future economic conditions, regulatory constraints, increased competition and saturation in our existing markets could affect the rate of future increases.

Changes in Federal banking regulations that became effective on July 1, 2010 are expected to reduce overdraft fee revenue by $10 million to $15 million over the second half of 2010.  We continue to explore options to mitigate the potential revenue decrease.  In addition, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act gave federal banking agencies authority to increase the minimum deposit insurance fund ratio, increase regulatory capital requirements, impose additional rules and regulations over consumer financial products and services and limit the amount of interchange fee that may be charged in an electronic debit transaction.   The effect of this legislation on fee income and operating expenses cannot be accurately quantified at this time.

Brokerage and trading revenue increased $3.0 million or 14% compared to the second quarter of 2009.  Securities trading revenue totaled $14.2 million for the second quarter of 2010, up $180 thousand or 1% compared to the second quarter of 2009.  Higher mortgage lending activity by our mortgage banking customers increased the level of our mortgage securities transactions in both the second quarter of 2010 and 2009.  Customer hedging revenue, totaled $2.0 million for the second quarter of 2010, up $422 thousand or 26% over the second quarter of 2009 on higher energy prices and interest rate volatility.  Retail brokerage revenue increased $191 thousand or 4% over the second quarter of 2009 to $5.5 million and investment banking revenue increased $2.2 million over the second quarter of 2009 due to increased investment banking activity to $2.8 million.

Brokerage and trading revenue increased $3.7 million over the first quarter 2010 on higher securities trading revenue and investment banking activity.  Interest rate volatility during the second quarter of 2010 increased trading volumes in mortgage-backed securities.  Increases in securities trading revenue and investment banking revenue were partially offset by a decrease in derivative fee income and retail brokerage fees.

Transaction card revenue depends largely on the volume and amount of transactions processed, the number of ATM locations and the number of merchants served.  Transaction card revenue totaled $28.2 million for the second quarter of 2010, up $730 thousand or 3% over the second quarter of 2009.  Check card revenue increased $906 thousand or 12% to $8.4 million and merchant discounts increased $829 thousand or 12% to $7.7 million on both on higher transaction volumes, partially offset by a decline in ATM network revenue of $1.0 million or 8% below the second quarter of 2009.  Increased ATM transaction volumes were offset by a decrease in the average rate charged per transaction.  Transaction card revenue increased $2.6 million over the first quarter of 2010 primarily due to a higher volume of merchant discount fees and ATM network revenue.  Check card fees were also up.

Trust fees and commissions increased $877 thousand or 5% over the second quarter of 2009 to $17.7 million.  The revenue increase was due to the timing of tax service fees and an increase in the fair value of trust assets, partially offset by lower balances in our proprietary mutual funds.  We continue to voluntarily waive administration fees on the Cavanal Hill money market funds in order to maintain positive yields on these funds in the current low short-term interest rate environment.  Waived fees totaled $816 thousand for the second quarter of 2010 and $876 thousand for the second quarter of 2009.  The fair value of trust assets administered by the Company totaled $29.8 billion at June 30, 2010 compared to $30.7 billion at March 31, 2010 and $29.3 billion at June 30, 2009.  Trust fees and commissions also increased $1.4 million over the first quarter of 2010 due primarily to the timing of tax service fees.

Deposit service charges and fees increased $376 thousand or 1% compared to the second quarter of 2009.  Commercial account service charge revenue decreased $1.0 million or 12% to $7.4 million.  Customers kept greater commercial account balances which increased the earnings credit, a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balances.  Overdraft fees increased $1.1 million or 6% to $19.3 million.  The increase in overdraft fees was primarily due to a new service charge imposed in the second quarter of 2010 on accounts that remain overdrawn for more than five days.  A 10% decrease in transaction volumes from the second quarter of 2009 was mostly offset by an 8% increase in the average per item overdraft fee charged which was implemented in the third quarter of 2009.

Deposit service charges and fees were up $2.0 million over the prior quarter largely due to a new service charge imposed on accounts that remain overdrawn more than five days partially offset by a decrease in commercial account service charge revenue in the second quarter of 2010.

Mortgage banking revenue decreased $1.5 million or 8% compared with the second quarter.  Revenue from originating and marketing mortgage loans totaled $8.8 million, a $6.3 million decrease compared to the second quarter of 2009.  Mortgage loans originated for sale in the secondary market totaled $541 million for the second quarter of 2010 and $1.0 billion for the second quarter of 2009.  Mortgage servicing revenue totaled $9.6 million, up $4.8 million or 99% over the second quarter of.  The outstanding principal balance of mortgage loans serviced for others totaled $11.1 billion at June 30, 2010 and $6.1 billion at June 30, 2009.  We purchased the rights to service approximately $4.2 billion of residential mortgage loans in the first quarter of 2010.  This purchase added servicing fee revenue of $2.0 million to the first quarter of 2010 and $3.5 million to the second quarter of 2010.

Mortgage banking revenue was up $3.5 million over the first quarter of 2010 on a $2.3 million increase in revenue from originating and marketing mortgage loans and a $1.2 million increase in mortgage servicing revenue.  Mortgage loans originated for sale in the secondary market totaled $382 million for the first quarter of 2010.  The outstanding principle balance of mortgage loans serviced for others totaled $10.9 billion at March 31, 2010.

Net gains on securities, derivatives and other assets

We recognized $8.5 million of gains on sales of $595 million of available for sale securities in the second quarter of 2010, excluding securities held as an economic hedge of mortgage servicing rights.  Securities were sold either because they had reached their expected maximum potential return or to mitigate exposure from rising interest rates.

As more fully discussed in Note 2 to the Consolidated Financial Statements, we recognized an other-than-temporary impairment loss on certain private-label residential mortgage-backed securities of $2.6 million in earnings during the second quarter of 2010 related to additional declines in projected cash flows as a result of worsening trends in delinquencies and foreclosures.

Mortgage hedge securities and derivative contracts are held as an economic hedge of the changes in fair value of mortgage servicing rights that fluctuates due to changes in prepayment speeds and other assumptions as more fully described in Note 6 to the Consolidated Financial Statements.

Table 3 – Gain (Loss) on Mortgage Servicing Rights
(In thousands)
	Three Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009

Gain (loss) on mortgage hedge derivative contracts	$7,800	$(659)	$–
Gain (loss) on mortgage hedge securities	14,631	448	(10,199)
Total gain (loss) on financial instruments held as an economic hedge of mortgage servicing rights	22,431	(211)	(10,199)
Gain (loss) on change in fair value of mortgage servicing rights	(19,458)	2,100 (1)	7,865
Gain (loss) on changes in fair value of mortgage servicing rights, net of economic hedges	$2,973	$1,889	$(2,334)
(1)  Excluding $11.8 million day-one gain on the purchase of mortgage servicing rights.

In addition to the gain (loss) on mortgage hedge derivative contracts, net gains or losses on derivatives includes fair value adjustments of derivatives used to manage interest rate risk and certain liabilities we have elected to carry at fair value.  Derivative instruments generally consist of interest rate swaps where we pay a variable rate based on LIBOR and receive a fixed rate.  The fair value of these swaps generally decrease in value resulting in a loss to the Company as interest rates rise and increase in value resulting in a gain to the Company as interest rates fall.  Certain certificates of deposit have been designated as reported at fair value.  This determination is made when the certificates of deposit are issued based on our intent to swap the interest rate on the certificates from a fixed rate to a LIBOR-based variable rate.  As interest rates fall, the fair value of these fixed-rate certificates of deposit generally increases and we recognize a loss.  Conversely, as interest rates rise, the fair value of these fixed-rate certificates of deposit generally decreases and we recognize a gain.

Other Operating Expense

Other operating expense for the second quarter of 2010 totaled $205.9 million, up $30.1 million or 17% compared to the second quarter of 2009.  Changes in the fair value of mortgage servicing rights increased operating expense $27.3 million.  In addition, operating expenses for the second quarter of 2009 included an $11.8 million FDIC special assessment.  Excluding changes in the fair value of mortgage servicing rights and the FDIC special assessment, operating expenses were up $14.6 million or 8%.  Personnel expenses increased $863 thousand or 1%.

Net losses and operating expenses related to repossessed assets were up $12.1 million over the second quarter of 2009.  Remaining non-personnel operating expenses increased $1.7 million or 2% over the prior year.

Other operating expenses increased $42.2 million compared to the first quarter of 2010.  Changes in the fair value of mortgage servicing rights increased operating expense $33.4 million.  Personnel expenses were largely unchanged compared to the first quarter of 2010  Non-personnel expenses, excluding the changes in the fair value of mortgage servicing rights, increased $8.6 million, primarily composed of a $5.8 million increase in net losses and operating expenses of repossessed assets.

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

Table 4 – Other Operating Expense
(In thousands)
	Three Months			%			%
	Ended June 30,		Increase	Increase	Mar. 31,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)	2010	(Decrease)	(Decrease)

Regular compensation	$58,932	$58,573	$359	1%	$57,760	$1,172	2%
Incentive compensation:
Cash-based	22,148	20,427	1,721	8%	18,677	3,471	19%
Stock-based	390	2,443	(2,053)	(84)%	4,484	(4,094)	(91)%
Total incentive compensation	22,538	22,870	(332)	(1)%	23,161	(623)	(3)%
Employee benefits	15,584	14,748	836	6%	15,903	(319)	(2)%
Total personnel expense	97,054	96,191	863	1%	96,824	230	‒
Business promotion	4,945	4,569	376	8%	3,978	967	24%
Professional fees and services	6,668	7,363	(695)	(9)%	6,401	267	4%
Net occupancy and equipment	15,691	15,973	(282)	(2)%	15,511	180	1%
Insurance	5,596	5,898	(302)	(5)%	6,533	(937)	(14)%
FDIC special assessment	‒	11,773	(11,773)	(100)%	‒	‒	‒
Data processing & communications	21,940	20,452	1,488	7%	20,309	1,631	8%
Printing, postage and supplies	3,525	4,072	(547)	(13)%	3,322	203	6%
Net losses & operating expenses of repossessed assets	13,067	996	12,071	N/A	7,220	5,847	81%
Amortization of intangible assets	1,323	1,686	(363)	(22)%	1,324	(1)	–
Mortgage banking costs	10,380	9,336	1,044	11%	9,267	1,113	12%
Change in fair value of mortgage servicing rights	19,458	(7,865)	27,323	N/A	(13,932)	33,390	N/A
Other expense	6,265	5,326	939	18%	6,975	(710)	(10)%
Total other operating expense	$205,912	$175,770	$30,142	17%	$163,732	$42,180	26%

Number of employees (full-time equivalent)	4,428	4,434	(6)	‒	4,425	3	–
Certain percentage increases (decreases) are not meaningful for comparison purposes.

Personnel expense

Regular compensation, which consists of salaries and wages, overtime pay and temporary personnel costs increased $359 thousand or 1% over the second quarter of 2009 primarily due to standard annual merit increases which were effective in the second quarter of 2010.  The Company generally awards annual merit increases effective April 1st for a majority of its staff.

Incentive compensation decreased $332 thousand or 1% compared to the second quarter of 2009.  Cash-based incentive compensation plans are either intended to provide current rewards to employees who generate long-term business opportunities to the Company based on growth in loans, deposits, customer relationships and other measurable metrics or intended to compensate employees with commissions on completed transactions.  The $1.7 million increase in cash-based incentive compensation from the second quarter of 2009 included a $545 thousand increase in commissions related to brokerage and trading revenue.

The Company also provides stock-based incentive compensation plans.  Stock-based compensation plans include both equity and liability awards.  Compensation expense related to liability awards decreased $3.0 million compared with the second quarter of 2009 due to changes in the market value of BOK Financial common stock and other investments.  The market value of BOK Financial common stock decreased $4.97 per share in the second quarter of 2010 and increased $3.17 per share in the second quarter of 2009.  Compensation expense for equity awards increased $882 thousand compared with the second quarter of 2009.  Expense for equity awards is based on the grant-date fair value of the awards and is unaffected by subsequent changes in fair value.

Employee benefit expense increased $836 thousand or 6% compared to the second quarter of 2009 primarily due to increased expenses related to employee retirement plans, payroll taxes and other benefits costs, partially offset by a decrease in employee training and development costs.  Medical insurance costs were largely unchanged, down 1% from the prior year.  The Company self-insures a portion of its employee health care coverage and these costs may be volatile.

Personnel expense increased $230 thousand compared with the first quarter of 2010 primarily due to annual merit increases in regular compensation.  Incentive compensation decreased $623 thousand and employee benefits expense decreased $319 thousand.  Stock-based compensation decreased $4.1 million in the second quarter primarily due to changes in the market value of BOK Financial common stock and other investments.  Cash-based incentive compensation increased $3.5 million, including $1.8 million from commissions related to brokerage and trading revenue.  Employee benefit expenses for the first quarter of 2010 include a seasonal increase in payroll taxes.

Non-personnel operating expenses

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights and an FDIC special assessment, increased $13.7 million over the second quarter of 2009.  Higher net losses and operating expenses related to repossessed assets and mortgage banking costs was offset by decreases in most other operating expense categories.  Net losses and operating expenses of repossessed assets increased $12.1 million, data processing and communications expense increased $1.5 million on higher transaction volumes and mortgage banking costs increased $1.0 million.  Net losses from sales and write-downs of repossessed property increased $10.7 million based on our quarterly review of carrying values.  Operating expenses on repossessed assets increased $1.4 million.

Non-personnel operating expenses, excluding changes in the fair value of mortgage servicing rights, increased $8.6 million compared to the first quarter of 2010 primarily due to a $5.8 million increase in net losses and operating expenses of repossessed assets.  Net losses from sales and write-downs of repossessed property increased $5.6 million based on our quarterly review of carrying values.  Operating expenses on repossessed assets were up $202 thousand.  In addition, data processing expense increased $1.7 million driven primarily by increased transaction card volumes.

Income Taxes

Income tax expense was $32.0 million or 33% of book taxable income for the second quarter of 2010 compared to $28.3 million or 35% of book taxable income for the second quarter of 2009 and $30.3 million or 33% of book taxable income for the first quarter of 2010.

BOK Financial operates in numerous jurisdictions, which requires judgment regarding the allocation of income, expense and earnings under various laws and regulations of each of these taxing jurisdictions.  Each jurisdiction may audit our tax returns and may take different positions with respect to these allocations.  The reserve for uncertain tax positions was approximately $13 million at June 30, 2010 and was largely unchanged from March 31, 2010.

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

As shown in Table 5, net income attributable to our lines of business increased $1.2 million over the second quarter of 2009.   The increase in net income attributed to our lines of business was due primarily decreased operating expenses attributed to the lines of business and an increase in the gain on the changes in the fair value of the mortgage servicing rights, net of economic hedges, offset by increased net losses on repossessed assets.  The increase in net income attributed to funds management and other was primarily due to growth in the securities portfolio and a decrease in loan loss provision.

Table 5 – Net Income by Line of Business
(In thousands)
	Three Months Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Commercial banking	$13,353	$16,326	$24,777	$32,845
Consumer banking	9,018	6,653	25,596	16,050
Wealth management	3,535	1,707	6,657	7,219
Subtotal	25,906	24,686	57,030	56,114
Funds management and other	37,616	27,429	66,625	51,033
Total	$63,522	$52,115	$123,655	$107,147

Commercial Banking

Commercial banking contributed $13.4 million to consolidated net income in the second quarter of 2010, down from $16.3 million in the second quarter of 2009.  The decrease in commercial banking net income was primarily due to a $10.8 million increase in losses on repossessed assets, partially offset by a $5.3 million decrease in operating expenses compared to the prior year.  Operating revenues were flat compared to the prior year.  Net interest revenue and charge-offs decreased from the second quarter of 2009.

Table 6 – Commercial Banking
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

NIR (expense) from external sources	$85,116	$87,016	$(1,900)	$170,014	$172,615	$(2,601)
NIR (expense) from internal sources	(12,712)	(13,251)	539	(25,173)	(25,950)	777

Total net interest revenue	72,404	73,765	(1,361)	144,841	146,665	(1,824)

Other operating revenue	33,642	33,837	(195)	63,461	67,261	(3,800)
Operating expense	50,973	56,286	(5,313)	101,131	110,032	(8,901)
Net loans charged off	22,477	24,655	(2,178)	50,856	49,013	1,843
Gain (loss) on repossessed assets, net	(10,742)	59	(10,801)	(15,764)	(1,125)	(14,639)
Income before taxes	21,854	26,720	(4,866)	40,551	53,756	(13,205)
Federal and state income tax	8,501	10,394	(1,893)	15,774	20,911	(5,137)

Net income	$13,353	$16,326	$(2,973)	$24,777	$32,845	$(8,068)

Average assets	$8,990,120	$10,381,632	$(1,391,512)	$9,086,117	$10,566,763	$(1,480,646)
Average loans	8,237,283	9,436,325	(1,199,042)	8,305,366	9,618,102	(1,312,736)
Average deposits	5,941,486	5,234,401	707,085	5,816,028	4,993,078	822,950
Average invested capital	990,239	1,067,061	(76,822)	1,005,051	1,086,626	(81,575)
Return on average assets	0.60%	0.63%	(3) b.p.	0.55%	0.63%	(8) b.p.
Return on invested capital	5.41%	6.14%	(73) b.p.	4.97%	6.10%	(113) b.p.
Efficiency ratio	48.07%	52.31%	(424) b.p.	48.55%	51.43%	(288) b.p.
Net charge-offs (annualized) to average loans	1.09%	1.05%	4 b.p.	1.23%	1.03%	20 b.p.

Net interest revenue decreased $1.4 million or 2% from the second quarter of 2009.  Average loan balances attributed to commercial banking decreased $1.2 billion due to reduced customer demand and normal repayment trends, which decreased net interest revenue by $6.6 million.  This was offset by a $4.2 million improvement in loan spreads on loans attributable to commercial banking.  The decreased internal transfer pricing credit provided to the commercial banking unit on $5.2 billion of average deposits sold to the funds management unit reduced net interest revenue by approximately $1.1 million as deposit spreads compressed due to lower interest rates in the second quarter of 2010 compared to the second quarter of 2009.  This decrease was partially offset by a $384 thousand increase in net interest revenue related to a $707 million increase in average deposits compared to the second quarter of 2009.

Other operating revenue was largely unchanged from the second quarter of 2009.  Service charges on commercial deposit accounts were down $1.0 million compared to the second quarter of 2009 as customers kept greater commercial deposit balances to offset the decrease in the earnings credit, which provides a non-cash method for commercial customers to avoid incurring charges for deposit services based on account balance.  This was mostly offset by a $505 thousand increase in brokerage and trading revenue.

Operating expenses were down $5.3 million or 9% compared to the second quarter of 2009.  Costs allocated to the commercial banking segment were down $7.0 million primarily on reduced lending activities.   This was partially offset by $1.4 million of increased data processing costs related to higher transaction card volumes and a $1.1 million increase in repossession expenses.  Average repossessed asset balances increased $51 million over the second quarter of 2009.

The average outstanding balance of loans attributed to commercial banking was $9.0 billion for the second quarter of 2010, down $1.4 billion or 13% compared to the second quarter of 2009.  See Loan section following for additional discussion of changes in commercial and commercial real estate loans which are primarily attributed to the commercial banking segment.  Net commercial banking loans charged off decreased $2.2 million compared to the second quarter of 2009 to $22.5 million or 1.09% of average loans attributed to this line of business on an annualized basis.

Average deposits attributed to commercial banking were $5.9 billion for the second quarter of 2010, up $707 million or 14% over the second quarter of 2009.  Average balances attributed to our energy customers increased $238 million or 56% and average deposit balances attributed to our commercial & industrial customers increased $175 million or 9%.  Average deposit balances attributable to our small business customers increased $139 million or 14% over the second quarter of 2009.  Average treasury services deposit balances increased $109 million or 7% and average deposits attributable to our commercial real estate customers increased $25 million or 11%.

Consumer Banking

Consumer banking services are provided through four primary distribution channels:  traditional branches, supermarket branches, the 24-hour ExpressBank call center and online internet banking.

Consumer banking contributed $9.0 million to consolidated net income for the second quarter of 2010, up $2.4 million compared to the second quarter of 2009.  The change in the fair value of the mortgage servicing rights, net of economic hedge contributed $3.0 million to net income for the second quarter of 2010, up $5.3 million compared to the second quarter of 2009.  Net charge-offs of loans attributed to the consumer banking unit increased $4.3 million over the second quarter of 2009, partially offset by a $2.9 million decrease in operating expenses compared to the second quarter of 2009.

Table 7 – Consumer Banking
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
NIR (expense) from external sources	$21,587	$12,877	$8,710	$41,171	$25,199	$15,972
NIR (expense) from internal sources	11,452	21,146	(9,694)	23,312	46,108	(22,796)

Total net interest revenue	33,039	34,023	(984)	64,483	71,307	(6,824)

Other operating revenue	50,466	49,632	834	93,709	94,917	(1,208)
Operating expense	61,874	64,759	(2,885)	118,203	126,388	(8,185)
Net loans charged off	9,943	5,653	4,290	13,276	11,236	2,040
Increase (decrease) in fair value of mortgage service rights	(19,458)	7,865	(27,323)	(5,526)	9,820	(15,346)
Gain (loss) on financial instruments, net	22,431	(10,199)	32,630	22,220	(12,317)	34,537
Gain (loss) on repossessed assets, net	98	(20)	118	121	166	(45)
Income before taxes	14,759	10,889	3,870	43,528	26,269	17,259
Federal and state income tax	5,741	4,236	1,505	16,932	10,219	6,713

Net income	$9,018	$6,653	$2,365	$26,596	$16,050	$10,546

Average assets	$6,198,808	$6,258,278	$(59,470)	$6,179,261	$6,150,752	$28,509
Average loans	2,142,757	2,637,934	(495,177)	2,144,105	2,637,179	(493,074)
Average deposits	6,094,975	6,156,665	(61,690)	6,079,960	6,051,901	28,059
Average invested capital	208,648	246,247	(37,599)	204,723	233,987	(29,264)
Return on average assets	0.58%	0.43%	15 b.p.	0.87%	0.53%	34 b.p.
Return on invested capital	17.34%	10.84%	650 b.p.	26.20%	13.83%	1,237 b.p.
Efficiency ratio	74.10%	77.41%	(331) b.p.	74.72%	76.03%	(131) b.p.
Net charge-offs (annualized) to average loans	1.86%	0.86%	100 b.p.	1.25%	0.86%	39 b.p.
Mortgage loans funded for resale	$540,741	$1,023,272	$(482,531)	$922,769	$1,731,833	$(809,064)

	June 30, 2010	June 30, 2009	Increase (Decrease)
Branch locations	198	197	1
Mortgage loans serviced for others	$11,057,385	$6,082,501	$4,974,884

Net interest revenue from consumer banking activities decreased $984 thousand or 3% from the second quarter of 2009.  Average earning assets were flat compared to the second quarter of 2009, decreasing only $59 million.  Net interest revenue decreased $1.4 million related to a $495 million decrease in average loan balances attributed to the consumer banking division and $946 thousand due to a decrease in loan margins.  Average loans decreased $250 million from the second quarter of 2009, due to the previously disclosed decision by the Company to exit the indirect automobile loan business in the first quarter of 2009.

Other operating revenue increased $834 thousand or 2% over the second quarter of 2009 primarily due to a $1.4 million increase in deposits service charges due to a new service charge imposed on accounts that remain overdrawn for more than five days, offset by a $1.5 million decrease in mortgage banking revenue as mortgage lending volumes have declined from their historic highs in the second quarter of 2009.  Transaction card revenue increased $891 thousand or 11% over the second quarter of 2009.

Operating expenses decreased $2.9 million or 4% compared to the second quarter of 2009, primarily due to a $5.8 million decrease in corporate expenses allocated to the consumer banking division, partially offset by a $2.4 million increase in repossession expenses.

Net loans charged off by the consumer banking unit totaled $9.9 million in the second quarter of 2010 up from $5.7 million in the second quarter of 2009.  Net consumer banking charge-offs include residential mortgage loans, indirect automobile loans, overdrawn deposit accounts and other direct consumer loans.  The increase in net loans charged-off was due primarily to residential mortgage loans.

Average consumer deposits decreased $62 million or 1% compared to the second quarter of 2009.  Average interest-bearing transaction accounts were up $391 million or 17% and average demand deposit accounts increased $42 million or 5% over the second quarter of 2009.  Average time deposits decreased $507 million or 18% compared to the second quarter of 2009.  Movement of funds among the various types of consumer deposits was largely based on interest rates and product features offered.

Our Consumer Banking division originates, markets and services conventional and government-sponsored mortgage loans for all of our geographical markets.  During the second quarter of 2010, $604 million of mortgage loans were funded compared with $1.0 billion funded in the second quarter of 2009.  Approximately 47% of our mortgage loans funded was in the Oklahoma market, 15% in the Texas market and 12% in the Colorado market.  In addition to the $11 billion of mortgage loans serviced for others, the Consumer banking division also services $806 million of loans for affiliated entities.  Approximately 96% of the mortgage loans serviced were to borrowers in our primary geographical market areas.  Mortgage servicing revenue increased to $9.6 million in the second quarter of 2010 from $8.4 million in the second quarter of 2009, primarily due to mortgage servicing rights purchased in the first quarter of 2010.

Changes in fair value of our mortgage loan servicing rights, net of economic hedge, increased consumer banking net income by $3.0 million in the second quarter of 2010 compared with a decrease in net income of $2.3 million in the second quarter of 2009.  Changes in the fair value of mortgage servicing rights and securities held as an economic hedge are due to movements in interest rates, actual and anticipated loan prepayment speeds and related factors.

Wealth Management

Wealth Management contributed consolidated net income of $3.5 million, up $1.8 million or 107% over the second quarter 2009. The increase in net income was primarily due to an increase in investment banking and trust fees.

Table 8 – Wealth Management
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
NIR (expense) from external sources	$8,324	$5,690	$2,634	$16,928	$9,545	$7,383
NIR (expense) from internal sources	2,391	5,723	(3,332)	5,412	13,326	(7,914)

Total net interest revenue	10,715	11,413	(698)	22,340	22,871	(531)

Other operating revenue	42,020	38,556	3,464	79,340	79,829	(489)
Operating expense	43,829	42,546	1,283	84,901	84,327	574
Net loans charged off	3,135	4,629	(1,494)	5,900	6,558	(658)
Gain on financial instruments, net	15	‒	15	16	‒	16
Income before taxes	5,786	2,794	2,992	10,895	11,815	(920)
Federal and state income tax	2,251	1,087	1,164	4,238	4,596	(358)

Net income	$3,535	$1,707	$1,828	$6,657	$7,219	$(562)

Average assets	$3,355,079	$3,092,574	$262,505	$3,321,811	$3,049,610	$272,201
Average loans	1,084,581	1,049,921	34,660	1,084,835	1,038,787	46,048
Average deposits	3,273,332	3,024,808	248,524	3,241,774	2,977,227	264,547
Average invested capital	170,086	201,630	(31,544)	171,271	194,880	(23,609)
Return on assets	0.42%	0.22%	20 b.p.	0.40%	0.48%	(8) b.p.
Return on invested capital	8.34%	3.40%	494 b.p.	7.84%	7.47%	37 b.p.
Efficiency ratio	83.11%	85.14%	(203) b.p.	83.50%	82.11%	139 b.p.
Net charge-offs (annualized) to average loans	1.16%	1.77%	(61) b.p.	1.10%	1.27%	(17) b.p.

	June 30, 2010	June 30, 2009	Increase (Decrease)
Trust assets	$29,825,608	$29,288,041	$537,567

Net interest revenue for the second quarter of 2010 was down $698 thousand or 6% compared to the second quarter of 2009.  Net interest revenue decreased $1.2 million due to lower internal transfer pricing credit provided to the wealth management segment for deposits sold to our funds management unit, partially offset by a $624 thousand increase in net interest revenue due to a $249 million increase in average deposits.

Other operating revenue increased $3.5 million or 9% over the second quarter of 2009.  Investment banking revenue increased $1.9 million on increased activity.  Trust fees and commissions were up $884 thousand or 5% primarily due to the timing of tax service fees and an increase in the fair value of trust assets.

Operating expenses increased $1.3 million over the second quarter of 2009 primarily due to a $1.9 million increase in commissions related to brokerage and trading revenue.

Growth in average assets was largely due to funds sold to the funds management unit.  Funds provided by wealth management deposits, which are largely sold to the funds management unit, increased primarily due to an increase in interest bearing transaction accounts and demand deposits, offset by a decrease in higher costing time deposits.    The continued growth in wealth management deposits reflect continued movement of customer funds from managed money market products that were not on the Company’s balance sheet to deposits as well as high net worth customer relationship growth.  Average deposits provided by the wealth management division in the second quarter of 2010.

increased $249 million compared over the second quarter of 2009.  Interest-bearing transaction accounts averaged $2.3 billion for the second quarter of 2010, an increase of $351 million or 25% over the second quarter of 2009.  Average time deposits were $694 million, down $262 million or 27% compared to last year.

At June 30, 2010 and  2009, the Wealth Management line of business was responsible for trust assets with aggregate market values of $29.8 billion and $29.3 billion, respectively, under various fiduciary arrangements.  We have sole or joint discretionary authority over $10.3 billion of trust assets at June 30, 2010 compared to $11.0 billion of trust assets at June 30, 2009.  The fair value of non-managed assets totaled $19.5 billion at June 30, 2010 and $18.2 billion at June 30, 2009.  The fair value of assets held in safekeeping totaled $7.4 billion at June 30, 2010 and $7.9 billion at June 30, 2009.

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

Table 9 – Net Income by Geographic Region
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Oklahoma	$24,528	$27,210	$57,308	$52,077
Texas	6,570	2,490	12,117	9,386
New Mexico	2,849	1,444	3,125	4,050
Arkansas	126	2,621	445	6,326
Colorado	(140)	412	964	(1,472)
Arizona	(8,881)	(11,078)	(17,230)	(17,636)
Kansas / Missouri	1,152	1,639	1,867	3,375
Subtotal	26,204	24,738	58,596	56,106
Funds management and other	37,318	27,377	65,059	51,041
Total	$63,522	$52,115	$123,655	$107,147

Oklahoma Market

Oklahoma is a significant market to the Company.  Our Oklahoma offices are located primarily in the Tulsa and Oklahoma City metropolitan areas.  Approximately 50% of our average loans, 54% of our average deposits and 39% of our consolidated net income is attributed to the Oklahoma market.  In addition, all of our mortgage servicing activity and 76% of our trust assets are attributed to the Oklahoma market.

Table 10 – Oklahoma
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$59,810	$59,964	$(154)	$118,582	$121,710	$(3,128)

Other operating revenue	85,589	87,792	(2,203)	156,342	163,786	(7,444)
Operating expense	87,842	93,842	(6,000)	167,425	184,583	(17,158)
Net loans charged off	19,979	7,066	12,913	30,563	13,389	17,174
Increase (decrease) in fair value of mortgage service rights	(19,458)	7,865	(27,323)	(5,526)	9,820	(15,346)
Gain (loss) on financial instruments, net	22,447	(10,199)	32,646	22,236	(12,317)	34,553
Gain (loss) on repossessed assets, net	(423)	20	(443)	147	206	(59)
Income before taxes	40,144	44,534	(4,390)	93,793	85,233	8,560
Federal and state income tax	15,616	17,324	(1,708)	36,485	33,156	3,329

Net income	$24,528	$27,210	$(2,682)	$57,308	$52,077	$5,231

Average assets	$9,616,880	$8,917,230	$699,650	$9,435,759	$8,851,925	$583,834
Average loans	5,484,597	6,307,355	(822,758)	5,515,230	6,392,727	(877,497)
Average deposits	8,596,629	7,940,597	656,032	8,460,892	7,754,242	706,650
Average invested capital	526,729	564,884	(38,155)	523,757	584,881	(61,124)
Return on average assets	1.02%	1.22%	(20) b.p.	1.22%	1.19%	0.03%
Return on invested capital	18.68%	19.32%	(64) b.p.	22.06%	17.96%	410 b.p.
Efficiency ratio	60.41%	63.51%	(310) b.p.	60.90%	64.65%	(375) b.p.
Net charge-offs (annualized) to average loans	1.46%	0.45%	101 b.p.	1.12%	0.42%	70 b.p.

Net income generated in the Oklahoma market in the second quarter of 2010 decreased $2.7 million or 10% compared to the second quarter of 2009, primarily due to a $12.9 million increase in net loans charged off as compared to the second quarter of 2009, partially offset by $6 million decrease in operating expenses.  The change in the fair value of the mortgage servicing rights, net of economic hedge improved $5.3 million over the second quarter of 2009.

Net interest revenue was flat with the second quarter of 2009.  Average loans decreased $823 million, offset by improving interest spreads on loans.  The benefit to net interest revenue from average deposit growth of $656 million over the second quarter of 2009 was offset by lower internal funds transfer credit provided for deposits sold to the funds management unit.

Other operating revenue decreased $2.2 million or 3% compared to the second quarter of 2009.  Transaction card revenue decreased $1.7 million and mortgage banking revenue declined $1.2 million.  Brokerage and trading revenue increased $332 thousand and trust fees and commissions increased $251 thousand over the prior year.

Other operating expenses decreased $6.0 million compared to the prior year, primarily due to a decrease in corporate expenses allocated to the Oklahoma market, partially offset by an increase in personnel expenses and foreclosure expenses.

Net loans charged off totaled $20.0 million or 1.46% of average loans on an annualized basis for second quarter of 2010 compared with $7.1 million or 0.45% of average loans on an annualized basis for the second quarter of 2009.  Net loans charged off in the second quarter of 2010 included $8.7 million from a single condominium and commercial office development project.

Average deposits in the Oklahoma market for the second quarter of 2010 increased $656 million over the second quarter of 2009.  Commercial and wealth management units, including trust, broker/dealer and private banking also increased over the prior year, partially offset by a decrease in consumer banking deposits.

The change in the fair value of the mortgage servicing rights, net of economic hedge increased net income by $3.0 million in the second quarter of 2010 compared to reducing net income by $2.3 million in the second quarter of 2009.

Texas Market

Texas is our second largest market.  Our Texas offices are located primarily in the Dallas, Fort Worth and Houston metropolitan areas.  Approximately 31% of our average loans, 24% of our average deposits and 10% of our consolidated net income is attributed to the Texas market.

Table 11 – Texas
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$32,898	$33,726	$(828)	$65,803	$68,548	$(2,745)

Other operating revenue	14,908	10,264	4,644	29,493	23,591	5,902
Operating expense	32,194	33,747	(1,553)	64,165	65,685	(1,520)
Net loans charged off	4,700	6,278	(1,578)	11,125	11,722	(597)
Gain (loss) on repossessed assets, net	(647)	(75)	(572)	(1,073)	(67)	(1,006)
Income before taxes	10,265	3,890	6,375	18,933	14,665	4,268
Federal and state income tax	3,695	1,400	2,295	6,816	5,279	1,537

Net income	$6,570	$2,490	$4,080	$12,117	$9,386	$2,731

Average assets	$4,345,595	$4,073,519	272,076	$4,336,985	$4,057,099	279,886
Average loans	3,348,494	3,695,684	(347,190)	3,341,463	3,768,371	(426,908)
Average deposits	3,786,650	3,619,200	167,450	3,767,268	3,506,710	260,558
Average invested capital	533,418	546,875	(13,457)	538,400	545,716	(7,316)
Return on average assets	0.61%	0.25%	36 b.p.	0.56%	0.47%	10 b.p.
Return on invested capital	4.94%	1.83%	311 b.p.	4.54%	3.47%	107 b.p.
Efficiency ratio	67.34%	76.72%	(937) b.p.	67.33%	71.29%	(396) b.p.
Net charge-offs (annualized) to average loans	0.56%	0.68%	(12) b.p.	0.67%	0.63%	4 b.p.
Net income in the Texas market increased $4.1 million compared to the second quarter of 2009 primarily due to increased operating revenue, decreased operating expenses and decreased net loans charged off.

Net interest revenue decreased $828 thousand or 2% compared to the second quarter of 2009.  Average outstanding loans decreased $347 million or 9% compared to the second quarter of 2009.  Average deposits increased $167 million or 5%.  The benefit of an increase in average deposits was offset by the average decrease in loans and reduced the benefit from funds sold to the funds management unit.

Other operating revenue increased $4.6 million or 45% over the second quarter of 2009 primarily due to an increase in trading and brokerage fees, transaction card revenue, mortgage banking revenue and trust fees.  Operating expenses were down $1.6 million compared to the prior year primarily due to a decrease in corporate expenses allocated to the Texas market.  Personnel expenses were flat with the second quarter of 2009.

Net loans charged off totaled $4.7 million or 0.56% of average loans for second quarter of 2010 on an annualized basis, down from $6.3 million or 0.68% of average loans for the second quarter of 2009 on an annualized basis.

Other Markets

For the second quarter of 2010, net income attributable to our New Mexico market increased $1.4 million compared to the second quarter of 2009 to $2.8 million or 4% of consolidated net income.  The increase in net income attributed to New Mexico resulted primarily from a $1.5 million decrease in corporate expenses allocated to the New Mexico market as well as a $1.1 million increase in net loans charged off.  Although we attribute all mortgage servicing to the Oklahoma market, the purchase of the rights to service $4.2 billion of residential mortgage loans in the first quarter of 2010 gives us the ability to further develop relationships with approximately 34 thousand additional customers, primarily located in the New Mexico market.

For the second quarter of 2010, net income in the Arkansas market decreased to $126 thousand from $2.6 million in the second quarter of 2009 primarily due to an increase in corporate expenses allocated to the Arkansas market and an increase in net loans charged off.  Average deposits in our Arkansas market were up $20 million or 14% over the second quarter of 2009 due primarily to commercial banking deposits.  Wealth management and consumer deposits also increased over the second quarter of 2009.

We incurred a net loss of $140 thousand in the Colorado market in the second quarter of 2010, compared to net income of $412 thousand in second quarter of 2009 primarily due to the decline in net interest revenue as a results of a $160 million or 20% decline in the average outstanding commercial loan balances.  Net loans charged off increased $509 thousand over the second quarter of 2009 to $3.4 million or 1.75% of average loan on an annualized basis.

We incurred a net loss of $8.9 million in the Arizona market in the second quarter of 2010 compared with a net loss of $11.1 million in the second quarter of 2009.  The loss was largely due to an $8.0 million increase in losses on repossessed assets, primarily composed of commercial real estate.  Net loans charged off were down $11.3 million from the prior year and totaled $4.9 million or 3.87% of average loans on an annualized basis compared with $16.2 million or 11.26% of average loans on an annualized basis in the second quarter of 2009.   Average deposits increased $30 million over the second quarter of 2009 and average loans decreased $68 million compared to the prior year.

Consistent with plans when we first acquired Valley Commerce Bank in Phoenix in 2005, our objective is to focus on growth in commercial and small business lending in the Arizona market.  We expanded our commercial lending staff in this market and opened three new banking locations during 2009.  We have significantly scaled back commercial real estate lending activities which were not contemplated in our initial expansion into this market and exited the Tucson market in the first quarter of 2009 which we first entered in 2006.  Losses incurred during the first half of 2010 and all of 2009 are largely due to commercial real estate lending.  Commercial loans attributed to the Arizona market decreased by $4.7 million from March 31, 2010 and commercial real estate loans were down $39 million from March 31, 2010.  Assets attributable to the Arizona market included $16 million of goodwill that may be impaired in future periods if these commercial and small business lending growth plans are unsuccessful.

Net income attributed to the Kansas/Missouri market decreased $487 thousand compared to the second quarter of 2009, primarily due to a $1.2 million increase in operating expenses.   Total average deposits increased $12 million over the second quarter of 2009 and average loans decreased $41 million compared to the prior year.

Table 12 – New Mexico
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$7,940	$8,305	$(365)	$15,683	$16,766	$(1,083)

Other operating revenue	6,272	5,549	723	12,094	11,919	175
Operating expense	8,595	10,046	(1,451)	16,850	19,182	(2,332)
Net loans charged off	344	1,444	(1,100)	3,122	1,949	1,173
Loss on repossessed assets, net	(610)	‒	(610)	(2,691)	(925)	(1,766)
Income before taxes	4,663	2,364	2,299	5,114	6,629	(1,515)
Federal and state income tax	1,814	920	894	1,989	2,579	(590)

Net income	$2,849	$1,444	$1,405	$3,125	$4,050	$(925)

Average assets	$1,286,675	$1,271,398	$15,277	$1,279,968	$1,243,544	36,424
Average loans	723,580	832,903	(109,323)	732,244	829,815	(97,917)
Average deposits	1,203,080	1,151,349	51,731	1,200,678	1,132,838	67,840
Average invested capital	79,975	98,705	(18,730)	82,961	98,588	(15,627)
Return on average assets	0.89%	0.46%	43 b.p.	0.49%	0.66%	(16) b.p.
Return on invested capital	14.29%	5.87%	842 b.p.	7.60%	8.28%	(69) b.p.
Efficiency ratio	60.48%	72.51%	(1,204) b.p.	60.66%	66.87%	(621) b.p.
Net charge-offs (annualized) to average loans	0.19%	0.70%	(50) b.p.	0.86%	0.47%	39 b.p.

Table 13 – Arkansas
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$2,360	$3,009	$(649)	$5,277	$5,958	$(681)

Other operating revenue	8,907	9,156	(249)	17,520	20,196	(2,676)
Operating expense	8,520	7,031	1,489	17,427	13,969	3,458
Net loans charged off	2,207	845	1,362	4,206	1,831	2,375
Loss on repossessed assets, net	(333)	‒	(333)	(435)	(1)	(434)
Income before taxes	207	4,289	(4,082)	729	10,353	(9,624)
Federal and state income tax	81	1,668	(1,587)	284	4,027	(3,743)

Net income	$126	$2,621	$(2,495)	$455	$6,326	$(5,881)

Average assets	$358,649	$434,018	$(75,369)	$371,013	$439,923	$(68,910)
Average loans	336,091	422,898	(86,807)	350,601	429,078	(78,477)
Average deposits	165,346	145,550	19,796	172,725	142,781	29,944
Average invested capital	23,682	35,656	(11,974)	24,548	34,010	(9,462)
Return on average assets	0.14%	2.42%	(228) b.p.	0.24%	2.90%	(266) b.p.
Return on invested capital	2.13%	29.48%	(2,735) b.p.	3.66%	37.51%	(3,385) b.p.
Efficiency ratio	75.62%	57.80%	1,782 b.p.	76.44%	53.41%	2,303 b.p.
Net charge-offs (annualized) to average loans	2.63%	0.80%	183 b.p.	2.42%	0.86%	156 b.p.

Table 14 – Colorado
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$8,198	$9,336	$(1,138)	$16,652	$18,397	$(1,745)

Other operating revenue	4,802	4,093	709	9,995	9,262	733
Operating expense	9,233	10,200	(967)	18,429	19,236	(807)
Net loans charged off	3,397	2,888	509	6,042	10,889	(4,847)
Loss on repossessed assets, net	(599)	333	(932)	(599)	57	(656)
Income (loss) before taxes	(229)	674	(903)	1,577	(2,409)	3,986
Federal and state income tax	(89)	262	(351)	613	(937)	1,550

Net income (loss)	$(140)	$412	$(552)	$964	$(1,472))	$2,436

Average assets	$1,198,000	$1,245,346	$(47,346)	$1,202,076	$1,228,795	$(26,719)
Average loans	778,405	962,947	(184,542)	797,053	969,830	(172,777)
Average deposits	1,126,479	1,169,336	(42,857)	1,131,217	1,155,557	(24,340)
Average invested capital	123,424	159,077	(35,653)	128,116	142,173	(14,057)
Return on average assets	(0.05%)	0.13%	(18) b.p.	0.16%	(0.24%)	40 b.p.
Return on invested capital	(0.45%)	1.04%	(149) b.p.	1.52%	(2.09%)	361 b.p
Efficiency ratio	71.02%	75.96%	(493) b.p.	69.16%	69.55%	(39) b.p
Net charge-offs (annualized) to average loans	1.75%	1.20%	55 b.p.	1.53%	2.26%	(74) b.p

Table 15 – Arizona
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		(Increase)
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$2,680	$2,912	$(232)	$5,303	$5,757	$(454)

Other operating revenue	664	105	559	1,820	1,149	671
Operating expense	4,949	4,695	254	9,329	9,246	83
Net loans charged off	4,921	16,214	(11,293)	15,022	26,295	(11,273)
Gains (losses) on repossessed assets, net	(8,010)	(239)	(7,771)	(10,971)	(229)	(10,742)
Loss before taxes	(14,536)	(18,131)	3,595	(28,199)	(28,864)	665
Federal and state income tax	(5,655)	(7,053)	1,398	(10,969)	(11,228)	259

Net loss	$(8,881)	$(11,078)	$2,197	$(17,230)	$(17,636)	$406

Average assets	$596,799	$628,216	$(31,417)	$595,085	$622,767	$(27,682)
Average loans	509,595	577,458	(67,863)	511,485	582,433	(70,948)
Average deposits	212,438	182,403	30,035	205,929	164,539	41,390
Average invested capital	60,374	84,596	(24,222)	61,808	86,280	(24,472)
Return on average assets	(5.97%)	(7.07%)	110 b.p.	(5.84%)	(5.71%)	(13) b.p.
Return on invested capital	(59.00%)	(52.52%)	(648) b.p.	(56.22%)	(41.22%)	(1,500) b.p.
Efficiency ratio	148.00%	155.62%	(762) b.p.	130.97%	133.886%	(291) b.p.
Net charge-offs (annualized) to average loans	3.87%	11.26%	(739) b.p.	5.92%	9.10%	(318) b.p.

Table 16 – Kansas / Missouri
(Dollars in thousands)
	Three Months Ended June 30,		Increase	Six Months Ended June 30,		(Increase)
	2010	2009	(Decrease)	2010	2009	(Decrease)

Net interest revenue	$2,271	$1,942	$329	$4,363	$3,657	$706

Other operating revenue	4,677	4,747	(70)	8,673	10,547	(1,874)
Operating expense	5,036	3,806	1,230	10,007	7,948	2,059
Net loans charged off (recovered)	6	201	(195)	(48)	733	(781)
Gains (losses) on repossessed assets, net	(21)	‒	(21)	(21)	‒	(21)
Income before taxes	1,885	2,682	(797)	3,056	5,523	(2,467)
Federal and state income tax	733	1,043	(310)	1,189	2,148	(959)

Net income	$1,152	$1,639	$(487)	$1,867	$3,375	$(1,508)

Average assets	$296,272	$327,212	$(30,940)	$297,146	$320,832	$(23,686)
Average loans	283,859	324,747	(40,888)	286,228	318,390	(32,162)
Average deposits	219,169	207,438	11,731	199,053	165,534	33,519
Average invested capital	21,372	25,170	(3,798)	21,455	23,845	(2,390)
Return on average assets	1.56%	2.01%	(45) b.p.	1.27%	2.12%	(85) b.p.
Return on invested capital	21.62%	26.12%	(450) b.p	17.55%	28.54%	(1,099) b.p.
Efficiency ratio	72.48%	56.90%	1,558 b.p.	76.76%	55.96%	2,081 b.p.
Net charge-offs (annualized) to average loans	0.01%	0.25%	(24) b.p.	(0.03%)	0.46%	(50) b.p.

Financial Condition

Securities

We maintain a securities portfolio to enhance profitability, support interest rate risk management strategies, provide liquidity and comply with regulatory requirements.  Securities are classified as held for investment, available for sale or trading.  See Note 2 to the consolidated financial statements for the composition of the securities portfolio as of June 30, 2010.

Investment (held-to-maturity) securities, which consist primarily of Oklahoma municipal bonds and Texas school construction bonds, are carried at cost and adjusted for amortization of premiums or accretion of discounts.  At June 30, 2010, investment securities were carried at $353 million and had a fair value of $364 million.

The Company added $43 million to its investment securities portfolio during the second quarter of 2010 comprised primarily of qualifying school construction bonds.  The bonds were issued with the Company’s assistance by several school districts in our Texas market under a program authorized by the U.S. Treasury Department.  Interest on these bonds is primarily payable through federal income tax credits.

Available for sale securities, which may be sold prior to maturity, are carried at fair value.  Unrealized gains or losses, less deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.  The amortized cost of available for sale securities totaled $9.0 billion at June 30, 2010, up $215 million over March 31, 2010.  At June 30, 2010, residential mortgage-backed securities represented 97% of total available for sale securities.  We hold no securities backed by sub-prime mortgage loans, collateralized debt obligations or collateralized commercial real estate loans.

A primary risk of holding mortgage-backed securities comes from extension during periods of rising interest rates or prepayment during periods of falling interest rates.  We evaluate this risk through extensive modeling of risk both before making an investment and throughout the life of the security.  Currently rates are historically low and prices for mortgage-backed securities are historically high resulting in very low effective durations.  The estimated expected duration of the residential mortgage-backed securities portfolio was approximately 0.25 years at June 30, 2010.  Management estimates that the expected duration would extend to approximately 3.5 years assuming an immediate 300 basis point upward rate shock.

In this environment, management uses the modified duration as it presents a more realistic duration / risk profile of the residential mortgage-backed securities portfolio.  The current modified duration of the residential mortgage-backed securities portfolio is 2.5 years and this would extend to 4.1 years assuming an immediate 300 basis point upward shock.  The modified duration contracts to 1.6 years assuming a 50 basis point decline in the current low rate environment.

Residential mortgage-backed securities also have credit risk from delinquency or default of the underlying loans.  We mitigate this risk by primarily investing in securities issued by U.S. government agencies.  Principal and interest payments on the underlying loans are fully guaranteed.  At June 30, 2010, approximately $7.9 billion of the amortized costs of the Company’s residential mortgage-backed securities were issued by U.S. government agencies.   The fair value of these mortgage-backed securities totaled $8.2 billion at June 30, 2010.

We also hold amortized cost of $849 million in residential mortgage-backed securities privately issued by publicly-owned financial institutions.  The fair value of our portfolio of privately issued residential mortgage-backed securities totaled $736 million at June 30, 2010.   Approximately $594 million of these privately issued residential mortgage-backed securities were rated below investment grade by at least one of the nationally-recognized rating agencies.  The unrealized loss on the below investment grade mortgage-backed securities totaled $106 million at June 30, 2010.  The amortized cost of our privately issued residential mortgage-backed securities decreased $60 million from March 31, 2010 primarily due to cash received.  The unrealized loss on these securities decreased $30 million in the second quarter of 2010.

Our portfolio of privately issued residential mortgage-backed securities consists primarily of amortized cost of $619 million of Jumbo-A residential mortgage loans and $230 million of Alt-A residential mortgage loans.  Jumbo-A residential mortgage loans generally meet government underwriting standards, but have loan balances that exceed agency maximums.  Alt-A mortgage loans generally do not have sufficient documentation to meet government agency underwriting standards.  Credit risk on residential mortgage-backed securities originated by private issuers is mitigated by investment in senior tranches with additional collateral support.  None of these securities are backed by sub-prime mortgage loans, collateralized debt obligations or collateralized loan obligations.  Approximately 89% of our Alt-A residential mortgage-backed securities are credit enhanced with additional collateral support and 100% of our Alt-A residential mortgage-backed securities originated in 2007 and 2006 have additional collateral support.  Approximately 83% of our Alt-A mortgage-backed securities represents pools of fixed-rate mortgage loans.  None of the adjustable rate mortgages are payment option adjustable rate mortgages (“ARMs”).  Approximately 27% of our Jumbo-A residential mortgage backed securities represent pools of fixed rate residential mortgage loans and none of the ARMs are payment option ARMs.

The aggregate gross amount of unrealized losses on available for sale securities totaled $122 million at June 30, 2010.  On a quarterly basis, we perform separate evaluations on debt and equity securities to determine if the unrealized losses are temporary as more fully described in Note 2 of the consolidated financial statements.  Other-than-temporary impairment charges of $2.6 million were recognized in earnings in the second quarter of 2010 on certain privately issued residential mortgage backed securities we do not intend to sell.

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

Bank-Owned Life Insurance

We have approximately $250 million of bank-owned life insurance at June 30, 2010.  This investment is expected to provide a long-term source of earnings to support existing employee benefit programs.  Approximately $219 million is held in separate accounts.  Our separate account holdings are invested in diversified portfolios of investment-grade fixed income securities and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities.  The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio’s investment guidelines.  The cash surrender value of certain life insurance policies is further supported by a stable value wrap, which protects against changes in the fair value of the investments.  At June 30, 2010, the cash surrender value represented by the underlying fair value of investments held in separate accounts was approximately $235 million.  As the underlying fair value of the investments held in a separate account at June 30, 2010 exceeded the net book value of the investments, no cash surrender value was supported by the stable value wrap.  The stable value wrap is provided by a highly-rated, domestic financial institution.  The remaining cash surrender value of $31 million primarily represented the cash surrender value of policies held in general accounts and other amounts due from various insurance companies.

Loans

The aggregate loan portfolio before allowance for loan losses totaled $10.9 billion at June 30, 2010, an $89 million decrease since March 31, 2010.

Table 17 - Loans
(In thousands)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
Commercial:
Energy	$1,844,643	$1,892,306	$1,911,994	$2,093,802	$2,203,558
Services	1,669,069	1,741,924	1,807,824	1,768,454	1,884,097
Wholesale/retail	964,440	873,170	921,830	940,258	1,027,532
Manufacturing	357,671	395,964	404,061	442,729	496,496
Healthcare	805,619	777,668	792,538	745,777	765,285
Agriculture	147,700	155,410	160,549	156,997	157,759
Other commercial and industrial	222,386	178,297	209,044	222,039	181,124
Total commercial	6,011,528	6,014,739	6,207,840	6,370,056	6,715,851

Commercial real estate:
Construction and land development	545,659	605,667	645,295	735,196	818,837
Retail	392,910	408,936	423,260	409,775	413,789
Office	466,939	463,995	463,316	488,564	490,044
Multifamily	346,460	377,673	360,436	339,847	306,175
Industrial	176,535	181,117	146,707	127,845	129,239
Other real estate loans	412,406	406,460	452,420	459,108	453,609
Total commercial real estate	2,340,909	2,443,848	2,491,434	2,560,335	2,611,693

Residential mortgage:
Permanent mortgage	1,320,408	1,303,589	1,303,340	1,348,183	1,362,505
Home equity	513,838	494,122	490,282	481,641	471,470
Total residential mortgage	1,834,246	1,797,711	1,793,622	1,829,824	1,833,975

Consumer:
Indirect automobile	338,147	396,280	454,508	516,062	582,380
Other consumer	357,887	318,646	332,294	335,287	326,029
Total consumer	696,034	714,926	786,802	851,349	908,409

Total	$10,882,717	$10,971,224	$11,279,698	$11,611,564	$12,069,928

The decline in outstanding loan balances was broadly distributed among the various segments of the portfolio and across geographic markets.  Generally, the decline in outstanding loans balances was due to reduced customer demand in response to current economic conditions, normal repayment trends and management decisions to mitigate credit risk by exiting certain loan types.  A breakdown by geographical market follows on Table 18.

Table 18 – Loans by Principal Market
(In thousands)

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
Oklahoma:
Commercial	$2,704,460	$2,616,086	$2,649,252	$2,738,217	$2,918,478
Commercial real estate	784,549	787,543	820,578	815,362	855,742
Residential mortgage	1,257,497	1,235,788	1,228,822	1,245,917	1,249,104
Consumer	395,274	404,570	451,829	483,369	521,431
Total Oklahoma	5,141,780	5,043,987	5,150,481	5,282,865	5,544,755

Texas:
Commercial	1,902,934	1,935,819	2,017,081	2,075,379	2,182,756
Commercial real estate	731,399	769,682	735,338	734,742	741,199
Residential mortgage	308,496	307,643	313,113	335,797	345,780
Consumer	160,377	160,449	170,062	188,374	196,752
Total Texas	3,103,206	3,173,593	3,235,594	3,334,292	3,466,487

New Mexico:
Commercial	286,555	326,203	341,802	344,910	380,378
Commercial real estate	294,425	298,197	305,061	344,988	313,190
Residential mortgage	87,549	85,629	86,415	88,271	90,944
Consumer	20,542	16,713	17,473	18,176	18,826
Total New Mexico	689,071	726,742	750,751	796,345	803,338

Arkansas:
Commercial	89,376	86,566	103,443	99,559	97,676
Commercial real estate	114,576	129,125	132,436	128,984	133,026
Residential mortgage	15,823	17,071	16,849	19,128	19,015
Consumer	96,189	110,123	124,265	136,461	152,620
Total Arkansas	315,964	342,885	376,993	384,132	402,337

Colorado:
Commercial	484,188	495,916	545,724	569,549	595,858
Commercial real estate	225,758	228,998	239,970	249,879	269,923
Residential mortgage	69,325	68,049	66,504	68,667	58,557
Consumer	18,548	17,991	17,362	18,272	14,097
Total Colorado	797,819	810,954	869,560	906,367	938,435

Arizona:
Commercial	204,326	209,019	199,143	219,330	215,540
Commercial real estate	163,374	202,192	227,249	257,169	262,607
Residential mortgage	78,890	68,015	65,047	57,304	58,265
Consumer	2,971	3,068	3,461	4,826	3,229
Total Arizona	449,561	482,294	494,900	538,629	539,641

Kansas / Missouri:
Commercial	339,689	345,130	351,395	323,112	325,165
Commercial real estate	26,828	28,111	30,802	29,211	36,006
Residential mortgage	16,666	15,516	16,872	14,740	12,310
Consumer	2,133	2,012	2,350	1,871	1,454
Total Kansas / Missouri	385,316	390,769	401,419	368,934	374,935

Total BOK Financial loans	$10,882,717	$10,971,224	$11,279,698	$11,611,564	$12,069,928

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

The commercial loan portfolio decreased $3.2 million during the second quarter of 2010 to $6.0 billion at June 30, 2010.  The change in outstanding commercial loans was primarily related to a $91 million increase in wholesale/retail sector loans, a $44 million increase in other commercial and industrial loans and a $28 million increase in healthcare sector loans.  These increases were primarily offset by a $73 million decrease in service sector loans. Commercial loan origination activity has slowed to less than amounts necessary to offset normal repayment trends in the portfolio.  In general, loan demand has softened due to lower working capital needs and less capital project spending by our customers.  The commercial sector of our loan portfolio is distributed as follows in Table 19.

Table 19 – Commercial Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total

Energy	$934,931	$679,741	$40	$4,997	$216,382	$1,873	$6,679	$1,844,643
Services	515,813	532,843	199,346	19,095	173,594	111,096	117,282	1,669,069
Wholesale/retail	443,992	341,176	24,740	57,761	20,112	49,684	26,975	964,440
Manufacturing	200,997	77,337	35,851	1,449	20,470	17,456	4,111	357,671
Healthcare	510,799	210,473	9,307	5,046	47,462	21,874	658	805,619
Agriculture	19,106	8,671	66	277	210	–	119,370	147,700
Other commercial and industrial	78,822	52,693	17,205	751	5,958	2,343	64,614	222,386
Total commercial loans	$2,704,460	$1,902,934	$286,555	$89,376	$484,188	$204,326	$339,689	$6,011,528

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

Energy loans totaled $1.8 billion or 17% of total loans.  Outstanding energy loans decreased $48 million during the second quarter of 2010 primarily due to low customer loan demand as a result of low commodity prices which has led to curtailed exploration and production of oil and gas reserves and reduced borrowing capacity based upon collateral values.  Approximately $1.5 billion of energy loans were to oil and gas producers, down $20 million from March 31, 2010.  Approximately 52% of the committed production loans are secured by properties primarily producing oil and 48% of the committed production loans are secured by properties primarily producing natural gas.  The energy category also included approximately $45 million of loans to borrowers that provide services to the energy industry, $219 million of loans to borrowers engaged in wholesale or retail energy sales and $40 million of loans to borrowers that manufacture equipment primarily for the energy industry.  We do not expect a significant, direct impact from the moratorium on offshore drilling activities on our energy loan portfolio.

The services sector of the loan portfolio totaled $1.7 billion or 15% of total loans and consists of a large number of loans to a variety of businesses, including communications, gaming and transportation services.  Approximately $973 million of the services category is made up of loans with individual balances of less than $10 million.  Service sector loans are generally secured by the assets of the borrower with repayment coming from the cash flows of ongoing operations of the customer’s business.  Loans in this sector may also be secured by personal guarantees of the owners or related parties.  Outstanding loans to the service sector of the loan portfolio decreased $73 million during the second quarter of 2010 due to reduced loan demand as a result of general economic conditions.

We participate in shared national credits when appropriate to obtain or maintain business relationships with local customers.  Shared national credits are defined by banking regulators as credits of more than $20 million and with three or more non-affiliated banks as participants.  At June 30, 2010, the outstanding principal balance of these loans totaled $1.5 billion.  Substantially all of these loans are to borrowers with local market relationships.  We serve as the agent lender in approximately 18% of our shared national credits, based on dollars committed.  We hold shared credits to the same standard of analysis and perform the same level of review as internally originated credits.  Our lending policies generally avoid loans in which we do not have the opportunity to maintain or achieve other business relationships with the customer.

Commercial Real Estate

Commercial real estate represents loans for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes generally within our geographical footprint.  We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates.  As with commercial loans, inherent lending risks are centrally monitored on a continuous basis from underwriting throughout the life of the loan for compliance with applicable lending policies.

Commercial real estate loans totaled $2.3 billion or 22% of the loan portfolio at June 30, 2010.  Over the past five years, the percentage of commercial real estate loans to our total loan portfolio ranged from 20% to 23%.   The outstanding balance of commercial real estate loans decreased $103 million from the previous quarter end.  The commercial real estate sector of our loan portfolio is distributed as follows in Table 20.

 Table 20 – Commercial Real Estate Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Construction and land development	$154,684	$131,849	$71,196	$15,041	$122,285	$45,843	$4,761	$545,659
Retail	147,917	117,964	57,962	19,045	7,282	31,246	11,494	392,910
Office	112,367	163,094	78,947	17,558	64,148	30,387	438	466,939
Multifamily	119,234	144,442	20,414	41,662	4,853	9,241	6,614	346,460
Industrial	70,605	70,851	21,648	439	1,060	11,864	68	176,535
Other real estate loans	179,742	103,199	44,258	20,831	26,130	34,793	3,453	412,406
Total commercial real estate loans	$784,549	$731,399	$294,425	$114,576	$225,758	$163,374	$26,828	$2,340,909

Construction and land development loans, which consist primarily of residential construction properties and developed building lots, decreased $60 million from March 31, 2010 to $546 million at June 30, 2010 primarily due to payments.  In addition, approximately $4.4 million of construction and land development loans were transferred to other real estate owned in the second quarter of 2010 and $5.6 million were charged-off.  This sector of the loan portfolio is expected to continue to decrease as construction projects currently in process are completed.  Loans secured by multifamily residential properties decreased $31 million primarily in the Texas and Arkansas markets and loans secured by retail facilities decreased $16 million, primarily in the Arizona market.

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

Residential mortgage loans totaled $1.8 billion, up $37 million from March 31, 2010.  Permanent 1-4 family mortgage loans were up $17 million over the prior quarter primarily in the Oklahoma and Arizona markets and home equity loans increased $20 million, primarily in the Oklahoma market.  In general, we sell the majority of our conforming fixed-rate loan originations in the secondary market and retain the majority of our non-conforming and adjustable-rate mortgage loans.  We have no concentration in sub-prime residential mortgage loans.  Our mortgage loan portfolio does not include payment option adjustable rate mortgage loans or adjustable rate mortgage loans with initial rates that are below market.

The permanent mortgage loan portfolio is primarily composed of various non-conforming mortgage programs to support customer relationships including jumbo mortgage loans, non-builder construction loans and special loan programs for high net worth individuals or certain professionals.  The aggregate outstanding balance of loans in these programs is $1.2 billion.  Jumbo loans may be fixed or variable rate and are fully amortizing.  The size of jumbo loans exceed maximums set under government sponsored entity standards, but otherwise generally conform to those standards.  These loans generally require a minimum FICO score of 720 and a maximum debt-to-income ratio (“DTI”) of 38%.  Loan-to-value ratios (“LTV”) are tiered from 60% to 100%, depending on the market.  Special mortgage programs include fixed and variable rate fully amortizing loans tailored to the needs of certain health-care professionals.  Variable rate loans are fully indexed at origination and may have fixed rates for three to ten years, then adjust annually thereafter.  The maximum loan amount of any of our residential mortgage loans products is $4 million.

Approximately $103 million or 8% of permanent mortgage loans consist of first lien, fixed rate residential mortgage loans originated under various community development programs.  The outstanding balance of these loans is down from $106 million at March 31, 2010.  These loans were underwritten to standards approved by various U.S. government agencies under these programs and include full documentation.  However, these loans do have a higher risk of delinquency and losses given default than traditional residential mortgage loans.  The initial maximum LTV of loans in these programs was 103%.

The composition of residential mortgage and consumer loans at June 30, 2010 is as follows in Table 21.

Table 21 – Residential Mortgage and Consumer Loans by Principal Market
(In thousands)
	Oklahoma	Texas	New Mexico	Arkansas	Colorado	Arizona	Kansas/ Missouri	Total
Permanent mortgage	$942,141	$220,729	$19,078	$11,156	$49,152	$65,645	$12,507	$1,320,408
Home equity	315,356	87,767	68,471	4,667	20,173	13,245	4,159	513,838
Total residential mortgage	$1,257,497	$308,496	$87,549	$15,823	$69,325	$78,890	$16,666	$1,834,246

Consumer:
Indirect automobile	$198,729	$49,194	$–	$90,224	$–	$–	$–	$338,147
Other consumer	196,545	111,183	20,542	5,965	18,548	2,971	2,133	357,887
Total consumer	$395,274	$160,377	$20,542	$96,189	$18,548	$2,971	$2,133	$696,034

Indirect automobile loans decreased $58 million from March 31, 2010, primarily due to the previously-disclosed decision by the Company to exit the business in the first quarter of 2009 in favor of a customer-focused direct lending approach.

Loan Commitments

We enter into certain off-balance sheet arrangements in the normal course of business.  These arrangements included unfunded loan commitments which totaled $4.9 billion and standby letters of credit which totaled $552 million at June 30, 2010.  Loan commitments may be unconditional obligations to provide financing or conditional obligations that depend on the borrower’s financial condition, collateral value or other factors.  Standby letters of credit are unconditional commitments to guarantee the performance of our customer to a third party.  Since some of these commitments are expected to expire before being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Approximately $3.9 million of the outstanding standby letters of credit were issued on behalf of customers whose loans are non-performing at June 30, 2010.

We also have off-balance sheet commitments for residential mortgage loans sold with full or partial recourse as more fully described in Note 14 to the consolidated financial statements.  At June 30, 2010, the principal balance of residential mortgage loans sold subject to recourse obligations totaled $311 million, down from $324 million at March 31, 2010.  Substantially all of these loans are to borrowers in our primary markets including $219 million to borrowers in Oklahoma, $33 million to borrowers in Arkansas, $18 million to borrowers in New Mexico, $16 million to borrowers in the Kansas/Missouri area and $14 million to borrowers in Texas.

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

Derivative contracts are carried at fair value.  At June 30, 2010, the net fair values of derivative contracts reported as assets under these programs totaled $335 million, down slightly from $337 million at March 31, 2010.  At June 30, 2010, derivative contracts carried as assets included interest rate contracts with fair values of $153 million, energy contracts with fair values of $120 million, and foreign exchange contracts with fair values of $54 million.  The aggregate net fair values of derivative contracts held under these programs reported as liabilities totaled $338 million.

At June 30, 2010, total derivative assets were reduced by $7.9 million of cash collateral received from counterparties and total derivative liabilities were reduced by $39 million of cash collateral paid to counterparties related to instruments executed with the same counterparty under a master netting agreement as permitted by generally accepted accounting principles.

A table showing the notional and fair value of derivative assets and liabilities on both a gross and net basis is presented in Note 3 to the Consolidated Financial Statements (Unaudited).

The fair value of derivative contracts reported as assets under these programs, net of cash margin held by the Company, by category of debtor at June 30, 2010 follows in Table 22.

Table 22 – Fair Value of Derivative Contracts
(In thousands)

Customers	$176,107
Energy companies	60,396
Banks and other financial institutions	73,330
Exchanges	16,080
Other	826
Fair value of customer hedge asset derivative contracts, net	$326,739

The largest net amount due from a single counterparty, a domestic subsidiary of a major energy company, at June 30, 2010 was $54 million.  This amount was offset by $46 million in letters of credit issued by multiple independent financial institutions.   At June 30, 2010, we had a $1.7 million credit exposure to BP North America Inc., an approved counterparty of the Company.

Our customer derivative program also introduces liquidity and capital risk.  We are required to provide cash margin to certain counterparties when the net negative fair value of the contracts exceeds established limits.  Also, changes in commodity prices affect the amount of regulatory capital we are required to hold as support for the fair value of our derivative assets.  These risks are modeled as part of the management of these programs.  Based on current prices, a decrease in market prices equivalent to $10 per barrel of oil would increase the fair value of derivative assets by $370 million.  An increase in prices equivalent to $137 per barrel of oil would decrease the fair value of derivative assets by $267 million as current prices move away from the fixed prices embedded in our existing contracts.  Further increases in prices equivalent to $144 per barrel of oil would increase the fair value of our derivative assets by $309 million.  Liquidity requirements of this program are also affected by our credit rating.  A decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $45 million.

Summary of Loan Loss Experience

We maintain separate reserves for loan losses and reserves for off-balance sheet credit risk.  The combined allowance for loan losses and reserve for off-balance sheet credit losses totaled $315 million or 2.89% of outstanding loans and 98% of nonaccruing loans at June 30, 2010.  The allowance for loan losses was $300 million and the reserve for off-balance sheet credit losses was $15 million.  At March 31, 2010, the combined allowance for loan losses and off-balance sheet credit losses was $314 million or 2.86% of outstanding loans and 91% of nonaccruing loans.
Table 23 – Summary of Loan Loss Experience
(In thousands)
	Three Months Ended
	June 30,		March 31,		Dec. 31,		Sept. 30,		June 30,
	2010		2010		2009		2009		2009
Reserve for loan losses:
Beginning balance	$299,717		$292,095		$280,902		$263,309		$251,002
Loans charged off:
Commercial	6,030		11,373		12,773		12,026		9,135
Commercial real estate	19,439		22,357		12,505		17,407		17,186
Residential mortgage	8,804		1,842		6,055		3,479		5,373
Consumer	3,895		4,756		6,641		5,669		5,715
Total	38,168		40,328		37,974		38,581		37,409
Recoveries of loans previously charged off:
Commercial	958		3,063		640		858		692
Commercial real estate	94		672		317		20		83
Residential mortgage	127		120		335		201		179
Consumer	1,435		1,995		1,658		1,515		1,518
Total	2,614		5,850		2,950		2,594		2,472
Net loans charged off	35,554		34,478		35,024		35,987		34,937
Provision for loan losses	35,326		42,100		46,217		53,580		47,244
Ending balance	$299,489		$299,717		$292,095		$280,902		$263,309
Reserve for off-balance sheet credit losses:
Beginning balance	$14,388		$14,388		$11,985		$10,445		$10,569
Provision for off-balance sheet credit losses	714		–		2,403		1,540		(124)
Ending balance	$15,102		$14,388		$14,388		$11,985		$10,445
Total provision for credit losses	$36,040		$42,100		$48,620		$55,120		$47,120

Reserve for loan losses to loans outstanding at period-end	2.75%		2.73%		2.59%		2.42%		2.18%
Net charge-offs (annualized) to average loans	1.30		1.23		1.22		1.21		1.13
Total provision for credit losses (annualized) to average loans	1.31		1.51		1.69		1.85		1.52
Recoveries to gross charge-offs	6.85		14.51		7.77		6.72		6.61
Reserve for loan losses as a multiple of net charge-offs (annualized)	2.11	x	2.17	x	2.08	x	1.95	x	1.88	x
Reserve for off-balance sheet credit losses to off-balance sheet credit commitments	0.28%		0.26%		0.26%		0.22%		0.19%
Combined reserves for credit losses to loans outstanding at period-end	2.89		2.86		2.72		2.52		2.27

Allowance for Loan Losses

The adequacy of the allowance for loan losses is assessed by management based on an ongoing quarterly evaluation of the probable estimated losses inherent in the portfolio.  The allowance consists of specific reserves attributed to impaired loans that have not yet been charged down to amounts we expect to recover, general reserves based on migration factors and non-specific reserves based on general economic, risk concentration and related factors.  An independent Credit Administration department is responsible for performing this evaluation for the entire company to ensure that the methodology is applied consistently.  For the three months ended June 30, 2010, there have been no material changes in the approach or techniques utilized in developing the allowance for loan losses.

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

Impaired loans are charged-off when the loan balance or a portion of the loan balance is no longer supported by the paying capacity of the borrower based on a quarterly evaluation of available cash resources or collateral value.  Collateral value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice, less estimated selling costs.  Appraised values are on an “as is” basis and are not adjusted by us.  Collateral value of mineral rights is generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other collateral is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.  Collateral values and available cash resources that support impaired loans are evaluated quarterly.  Updated appraisals are obtained at least annually, or more frequently if market conditions indicate collateral values may have declined.  The excess of the outstanding principal balance over the fair value of collateral, less estimated selling costs, and available cash resources of the borrower is charged-off against the allowance for loan losses.

No reserves are attributed to the remaining balance of loans that have been charged-down to amounts management expects to recover.  However, the remaining balance continues to be classified as nonaccruing until full recovery of principal and interest, including the charged-off portion of the loan, is probable.

Impaired loans totaled $293 million at June 30, 2010 and $311 million at March 31, 2010.  At June 30, 2010, $203 million of impaired loans had specific reserves of $20 million and $90 million had no specific reserves because they had been charged down to amounts we expect to recover.  Impaired loans with no specific reserves had gross outstanding principal balances of $187 million.  Cumulative life-to-date charge-offs of impaired loans with no specific reserves at June 30, 2010 totaled $97 million, including $18 million charged-off in the second quarter of 2010.  At March 31, 2010, $186 million of impaired loans had specific reserves of $12 million and $125 million had no specific reserves because they had been charged down to amounts we expect to recover.

General reserves for unimpaired loans are based on migration models.  Separate migration models are used to determine general reserves for commercial and commercial real estate loans, residential mortgage loans, and consumer loans.  All commercial and commercial real estate loans are risk-graded based on an evaluation of the borrowers’ ability to repay the loans.  Risk grades are updated quarterly.  Migration factors are determined for each risk-grade to determine the inherent loss based on historical trends.  We use an eight-quarter aggregate accumulation of net losses as a basis for the migration factors.  Losses incurred in more recent periods are more heavily weighted by a sum-of-periods-digits formula.  The higher of current loss factors based on migration trends or a minimum migration factor based upon long-term history is assigned to each risk grade.

Migration models fairly measure loss exposure during an economic cycle.  However, because they are based on historic trends, their accuracy is limited near the beginning or ending of a cycle.  Because of this limitation, the results of the migration models are evaluated by management quarterly.  The resulting general reserve may be adjusted upward or downward so that the allowance for loan losses fairly represents credit losses inherent in the loan portfolio.

The general reserve for residential mortgage loans is based on an eight-quarter average percent of loss.  The general reserve for consumer loans is based on an eight-quarter average percent of loss with separate migration factors determined by major product line, such as indirect automobile loans and direct consumer loans.

The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $260 million at June 30, 2010.  Approximately, $204 million was attributed to commercial and commercial real estate loans, $40 million was attributed to residential mortgage loans and $16 million was attributed to consumer loans.  The aggregate amount of general reserves determined by migration factors for all unimpaired loans totaled $265 million at March 31, 2010.

Nonspecific reserves are maintained for risks beyond factors specific to a particular loan or identified by the migration models.  These factors include trends in the economy in our primary lending areas, conditions in certain industries where we have a concentration and overall growth in the loan portfolio.  Evaluation of nonspecific factors considers the effect of the duration of the business cycle on migration factors.  Nonspecific factors also consider current economic conditions and other relevant factors.  Nonspecific reserves totaled $19 million at June 30, 2010 and $23 million at March 31, 2010.

The provision for loan losses is the amount necessary to maintain the allowance for loan losses at an amount determined by management to be adequate based on its evaluation.  The provision for loan losses totaled $36.0 million for the second quarter of 2010, $42.1 million for the first quarter of 2010 and $47.1 million for the second quarter of 2009.  Factors considered in determining the provision for credit losses for the second quarter of 2010 included trends of net charge-offs, nonperforming loans and risk grading.

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

Net loans charged off during the second quarter of 2010 totaled $35.6 million compared to $34.5 million in the previous quarter and $34.9 million in the second quarter of 2009.  The ratio of net loans charged off (annualized) to average outstanding loans was 1.30% for the second quarter of 2010 compared 1.23% for the first quarter of 2010 compared with 1.13% for the second quarter of 2009.  Net loans charged off in the second quarter of 2010 increased $1.1 million compared to the previous quarter.  Gross loans charged off in the second quarter of 2010 decreased $2.2 million compared to the previous quarter, offset by a $3.2 million decrease in recoveries in the second quarter of 2010 compared to the first quarter of 2010.

Net loans charged off by category and principal market area during the second quarter of 2010 follow in Table 24.

Table 24 – Net Loans Charged Off
(In Thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total

Commercial	$2,193	$2,065	$513	$(1)	$28	$274	$–	$5,072
Commercial real estate	8,845	1,323	2,232	1,822	655	4,468	–	19,345
Residential mortgage	7,763	591	111	1	168	43	–	8,677
Consumer	1,059	690	173	386	144	(2)	10	2,460
Total net loans charged off	$19,860	$4,669	$3,029	$2,208	$995	$4,783	$10	$35,554

Net commercial loans charged off during the second quarter of 2010 decreased $3.2 million compared to the prior quarter.  Net commercial loans charged off during the second quarter of 2010 included $2.5 million of charge-offs from the services sector in the Texas, Arizona and Colorado markets and $1.8 million healthcare sector of the loan portfolio primarily in the Oklahoma and Texas markets.

Net charge-offs of commercial real estate loans decreased $2.3 million over the first quarter of 2010.  Net commercial real estate loans charged off during the second quarter of 2010 included $8.8 million of loans secured by multifamily residential properties attributed to the Oklahoma market.  A single condominium and commercial office project comprised $8.7 million of this amount.  Land and residential construction sector charge-offs totaled $6.3 million in the second quarter of 2010, a $2.6 million increase from the prior quarter.  Land and residential construction sector loan portfolio charge-offs were primarily composed of $2.5 million in the Arizona market, $2.2 million in the Colorado market and $1.3 million in the Texas market.

Residential mortgage net charge-offs increased $7.0 million compared to the previous quarter primarily related to residential mortgage loans attributed to the Oklahoma market.  The timing of residential mortgage loan charge-offs varies based on foreclosure activity and delinquency status.  Consumer loan net charge-offs, which includes indirect auto loan and deposit account overdraft losses, decreased $301 thousand over the previous quarter.  Net charge-offs of indirect auto loans decreased to $938 thousand for the second quarter of 2010 compared to $1.6 million for the first quarter of 2010.

The Company considers the credit risk from loan commitments and letters of credit in its evaluation of the adequacy of the reserve for loan losses.  A separate reserve for off-balance sheet credit risk is maintained.  Table 23 presents the trend of reserves for off-balance sheet credit losses and the relationship between the reserve and loan commitments.  The provision for credit losses included the combined charge to expense for both the reserve for loan losses and the reserve for off-balance sheet credit losses.  All losses incurred from lending activities will ultimately be reflected in charge-offs against the reserve for loan losses following funds advanced against outstanding commitments and after the exhaustion of collection efforts.

Nonperforming Assets

Table 25 – Nonperforming Assets
(In thousands)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
Nonaccrual loans:
Commercial	$82,775	$84,491	$101,384	$128,266	$126,510
Commercial real estate	193,698	219,639	204,924	212,418	189,586
Residential mortgage	40,033	36,281	29,989	38,220	35,860
Consumer	3,188	3,164	3,058	3,897	1,037
Total nonaccrual loans	319,694	343,575	339,355	382,801	352,993
Renegotiated loans (2)	21,327	17,763	15,906	17,426	17,479
Total nonperforming loans	341,021	361,338	355,261	400,227	370,472
Other nonperforming assets	119,908	121,933	129,034	89,507	75,243
Total nonperforming assets	$460,929	$483,271	$484,295	$489,734	$445,715
Nonaccrual loans by principal market:
Oklahoma	$93,898	$102,231	$83,176	$112,610	$108,490
Texas	49,695	58,067	66,892	65,911	51,582
New Mexico	26,956	23,021	26,693	35,541	29,640
Arkansas	10,933	14,652	13,820	5,911	3,888
Colorado (3)	66,040	66,883	60,082	50,432	45,794
Arizona	72,111	78,656	84,559	108,161	106,076
Kansas / Missouri	61	65	4,133	4,235	7,523
Total nonaccrual loans	$319,694	$343,575	$339,355	$382,801	$352,993
Nonaccrual loans by loan portfolio sector:
Commercial:
Energy	$26,259	$17,182	$22,692	$48,992	$53,842
Manufacturing	3,237	4,834	15,765	17,429	16,975
Wholesale / retail	5,561	6,629	12,057	7,623	10,983
Agriculture	58	65	65	98	105
Services	31,062	35,535	30,926	30,094	24,713
Healthcare	8,568	10,538	13,103	13,758	14,222
Other	8,030	9,708	6,776	10,272	5,670
Total commercial	82,775	84,491	101,384	128,266	126,510
Commercial real estate:
Land development and construction	132,686	140,508	109,779	113,868	97,425
Retail	4,967	14,843	26,236	22,254	17,474
Office	24,764	26,660	25,861	31,406	27,685
Multifamily	7,253	15,725	26,540	28,223	27,827
Industrial	4,223	–	279	527	527
Other commercial real estate	19,805	21,903	16,229	16,140	18,648
Total commercial real estate	193,698	219,639	204,924	212,418	189,586
Residential mortgage:
Permanent mortgage	37,978	34,134	28,314	36,431	34,149
Home equity	2,055	2,147	1,675	1,789	1,711
Total residential mortgage	40,033	36,281	29,989	38,220	35,860
Consumer	3,188	3,164	3,058	3,897	1,037
Total nonaccrual loans	$319,694	$343,575	$339,355	$382,801	$352,993
Ratios:
Reserve for loan losses to nonperforming loans	87.82%	82.95%	82.22%	70.19%	71.07%
Nonperforming loans to period-end loans	3.13	3.29	3.15	3.45	3.07
Loans past due (90 days or more) (1)	$12,474	$12,915	$10,308	$24,238	$32,479

(1) Includes residential mortgages guaranteed by agencies of the U.S. Government.	$3,210	$3,183	$1,400	$2,589	$1,337
(2) Includes residential mortgages guaranteed by agencies of the U.S. Government. These loans have been modified to extend payment terms and/or reduce interest rates to current market.	17,598	14,083	12,799	11,234	11,079
(3) Includes loans subject to First United Bank sellers escrow for any losses incurred during a three-year period after the June 2007 which expired in the second quarter of 2010.	–	4,281	4,311	4,173	8,305

Nonperforming assets totaled $461 million or 4.19% of outstanding loans and repossessed assets at June 30, 2010, down $22 million since March 31, 2010.  In addition to $320 million of nonaccruing loans, nonperforming assets included $21 million of renegotiated residential mortgage loans and $120 million of real estate and other repossessed assets.  The Company generally retains nonperforming assets to maximize potential recovery which may cause future nonperforming assets to increase.

Renegotiated loans represent troubled debt restructurings of residential mortgage loans.  Generally, we modify residential mortgage loans by reducing interest rates and extending the number of payments.  We do not forgive principle or unpaid interest.  At June 30, 2010, approximately $13 million of the renegotiated residential mortgage loans are currently performing in accordance with the modified terms, $4.6 million are 30 to 89 days past due and $3.6 million are past due 90 days or more.  Restructured residential mortgage loans guaranteed by agencies of the U.S. government in accordance with agency guidelines represent $18 million of our $21 million portfolio of renegotiated loan.  Interest continues to accrue on these guaranteed loans based on the modified terms of the loan.  Renegotiated loans may be transferred to loans held-for-sale after a period of satisfactory performance, generally at least nine months.  If it becomes probable that we will not be able to collect all amounts due according to the modified loan terms, the loan is placed on nonaccrual status and included in nonaccrual loans.  Approximately $2.3 million of renegotiated loans have not met the modified terms and are reported as nonaccruing residential mortgage loans.

Commercial and commercial real estate loans are considered distressed when it becomes probable that we will not collect the full contractual principal and interest.  All distressed commercial and commercial real estate loans are placed on nonaccrual status.  We may modify loans to distressed borrowers generally consisting of extension of payment terms, not to exceed the final contractual maturity date of the original loan.  We do not forgive principal or accrued but unpaid interest nor do we grant interest rate concessions.  We do not modify consumer loans to troubled borrowers.

A rollforward of nonperforming assets for the first quarter of 2010 follows in Table 26.

Table 26 – Rollforward of Nonperforming Assets
(In thousands)
	For the Three Months Ended June 30, 2010
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, March 31, 2010	$343,575	$17,763	$121,933	$483,271
Additions	58,038	–	–	58,038
Payments	(17,815)	–	–	(17,815)
Charge-offs / Write-offs	(38,168)	–	(11,623)	(49,791)
Foreclosures	(18,667)	–	18,667	–
Sales	–	–	(9,149)	(9,149)
Return to accrual	(5,282)	–	–	(5,282)
Other, net	(1,987)	3,564	80	1,657
Balance, June 30, 2010	$319,694	$21,327	$119,908	$460,929

	For the Six Months Ended June 30, 2010
	Nonaccruing Loans	Renegotiated Loans	Real Estate and Other Repossessed Assets	Total Nonperforming Assets
Balance, December 31, 2009	$339,355	$15,906	$129,034	$484,295
Additions	138,888	–	–	138,888
Payments	(50,623)	–	–	(50,623)
Charge-offs / Write-offs	(78,496)	–	(17,560)	(96,056)
Foreclosures	(24,769)	–	24,769	–
Sales	–	–	(16,670)	(16,670)
Return to accrual	(8,883)	–	–	(8,883)
Other, net	4,222	5,421	335	9,978
Balance, June 30, 2010	$319,694	$21,327	$119,908	$460,929

Nonaccruing loans may be returned to accrual status when full collection of contractual principal and interest, including principal previously charged-off, is probable based on improvements in the borrower’s financial condition and a sustained period of performance.

The distribution of nonaccruing loans among our various markets follows in Table 27.

Table 27 – Nonaccruing Loans by Principal Market
(Dollars In thousands)
	June 30, 2010		March 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$93,898	1.83%	$102,231	2.03%	$(8,333)	(20	) bp
Texas	49,695	1.60	58,067	1.83	(8,372)	(23)
New Mexico	26,956	3.91	23,021	3.17	3,935	74
Arkansas	10,933	3.46	14,652	4.27	(3,719)	(81)
Colorado	66,040	8.28	66,883	8.25	(843)	3
Arizona	72,111	16.04	78,656	16.31	(6,545)	(27)
Kansas / Missouri	61	0.02	65	0.02	(4)	–
Total	$319,694	2.94%	$343,575	3.13%	$(23,881)	(19	) bp

Nonaccruing loans attributed to the Arizona, Colorado and Texas markets consisted primarily of commercial real estate loans.  Nonaccruing loans attributed to the Oklahoma market are primarily composed of $42 million of commercial loans, $27 million of residential mortgage loans and $24 million of commercial real estate loans.

Nonaccruing loans decreased $24 million from March 31, 2010 primarily due to an $8.4 million decrease in nonaccruing loans attributed to the Texas market, an $8.3 million decrease in nonaccruing loans attributed to the Oklahoma market and a $6.5 million decrease in nonaccruing loans attributed to the Arizona market.  During the second quarter of 2010, $58 million of new nonaccruing loans were identified, offset by $18 million in payments received, $38 million in charge-offs and $19 million in foreclosures and repossessions.  In addition, $5 million of nonaccruing loans were returned to accrual status during the second quarter of 2010 based on our expectation of full repayment.  The ratio of nonaccruing loans to period end loans was also negatively impacted by an $89 million decrease in period end loans balances from March 31, 2010.

Commercial

Nonaccruing commercial loans totaled $83 million or 1.38% of total commercial loans at June 30, 2010 and $84 million or 1.40% of total commercial loans at March 31, 2010.  At June 30, 2010, nonaccruing commercial loans were primarily composed of $31 million or 1.86% of total services sector loans, $26 million or 1.42% of total energy sector loans, $9 million or 1.06% of total healthcare sector loans and $8 million or 3.61% of other commercial and industrial sector loans.  Nonaccruing commercial loans decreased $1.7 million primarily due to a $9 million increase in energy sector loans offset by decreases in nonaccruing loans in all other sectors.  Nonaccruing service sector loans declined $4 million from March 31, 2010.

Newly identified nonaccruing commercial loans in the second quarter of 2010 totaled approximately $20 million, offset primarily by $8 million in payments and $6 million in charge-offs and $5 million of nonaccruing commercial loans returning to accrual status.  Newly identified nonaccrual loans were primarily in the services and other commercial and industrial sectors of the portfolio.  Nonaccruing commercial loans attributed to our various markets as of June 30, 2010 follows in Table 28.

Table 28 – Nonaccruing Commercial Loans by Principal Market
(Dollars in thousands)

	June 30, 2010		March 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$41,758	1.54%	$36,110	1.38%	$5,648	16	bp
Texas	11,398	0.60	17,450	0.90	(6,052)	(30)
New Mexico	8,398	2.93	8,873	2.72	(475)	21
Arkansas	103	0.12	839	0.97	(736)	(85)
Colorado	8,314	1.72	9,429	1.90	(1,115)	(18)
Arizona	12,743	6.24	11,725	5.61	1,018	63
Kansas / Missouri	61	0.02	65	0.02	(4)	–
Total commercial	$82,775	1.38%	$84,491	1.40%	$(1,716)	(2	) bp

Commercial Real Estate

Nonaccruing commercial real estate loans totaled $194 million or 8.27% of outstanding commercial real estate loans at June 30, 2010 compared to $220 million or 8.99% of outstanding commercial real estate loans at March 31, 2010.  Nonaccruing commercial real estate loans continue to be largely concentrated in land development and residential construction loans.  Nonaccruing commercial real estate loans decreased $26 million from March 31, 2010.  Newly identified nonaccruing commercial real estate loans totaled $19 million, offset by $19 million of charge-offs, $16 million of foreclosures and $10 million of cash payments received.  Nonaccruing commercial real estate loans attributed to our geographic market follows in Table 29.

Table 29 – Nonaccruing Commercial Real Estate Loans by Principal Market
(Dollars in thousands)
	June 30, 2010		March 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$23,797	3.03%	$38,666	4.91%	$(14,689)	(188	) bp
Texas	31,150	4.26	33,811	4.39	(2,661)	(13)
New Mexico	16,410	5.57	12,370	4.15	4,040	142
Arkansas	9,532	8.32	12,643	9.79	(3,111)	(147)
Colorado	56,880	25.20	57,362	25.05	(482)	15
Arizona	55,929	34.23	64,787	32.04	(8,858)	219
Kansas / Missouri	–	–	–	–	–	–
Total commercial real estate	$193,698	8.27%	$219,639	8.99%	$(25,941)	(72	) bp

Nonaccruing commercial real estate loans are primarily concentrated in the Arizona and Colorado markets.  Approximately $57 million or 25% of commercial real estate loans in the Colorado market are nonaccruing, primarily consisting of nonaccruing residential construction and land development loans.  Nonaccruing commercial real estate loans in the Colorado market were largely unchanged from March 31, 2010.  Approximately $56 million or 34% of commercial real estate loans in Arizona are nonaccruing and consist primarily of $27 million of nonaccruing residential construction and land development loans, $12 million of nonaccruing loans secured by other commercial and industrial facilities and $10 million of nonaccruing loans secured by office buildings.  Nonaccruing commercial real estate in the Arizona market decreased $9 million from March 31, 2010, primarily due to charge-offs and transfers to other real estate owned.

The decrease in nonaccruing commercial real estate loans included $10 million decrease in nonaccruing loans secured by retail facilities primarily in the Arizona market, an $8 million decrease in nonaccruing residential construction and land development loans and an $8 million decrease in loans secured by multifamily residential properties primarily in the Oklahoma market.  Decrease in nonaccruing loans were partially offset by a $4 million increase in nonaccruing loans secured by industrial facilities related to a single loan in the Arizona market.

Residential Mortgage and Consumer

Nonaccruing residential mortgage loans totaled $40 million or 2.18% of outstanding residential mortgage loans at June 30, 2010 compared to $36 million or 2.02% of outstanding residential loans at March 31, 2010.  Nonaccruing residential mortgage loans primarily consist of permanent residential mortgage loans which totaled $38 million or 2.88% of outstanding residential mortgage loans at June 30, 2010, a $3.8 million increase compared to March 31, 2010.  Nonaccruing home equity loans continued to perform well with only $2.1 million or 0.40% of total home equity loans in nonaccrual status.

The distribution of nonaccruing residential mortgage loans attributed to our various markets is included in Table 30.

Table 30 – Nonaccruing Residential Mortgage Loans by Principal Market
(Dollars in thousands)
	June 30, 2010		March 31, 2010		Change
	Amount	% of outstanding loans	Amount	% of outstanding loans	Amount	% of outstanding loans
Oklahoma	$27,447	2.18%	$26,463	2.14%	$984	4	bp
Texas	6,489	2.10	5,951	1.93	538	17
New Mexico	2,049	2.34	1,761	2.06	288	28
Arkansas	81	0.51	–	–	81	51
Colorado	655	0.94	91	0.13	564	81
Arizona	3,312	4.20	2,015	2.96	1,297	124
Kansas / Missouri	–	–	–	–	–	–
Total residential mortgage loans	$40,033	2.18%	$36,281	2.02%	$3,752	16	bp

In addition to nonaccruing residential mortgage and consumer loans and renegotiated residential mortgage loans, payments of residential mortgage loans and consumer loans may be delinquent.  The composition of residential mortgage and consumer loans past due is included in the following Table 31.  Residential mortgage loans 30 to 89 days past due increased $34 thousand and residential mortgage loans past due 90 days or more increased $170 thousand during second quarter of 2010.   Consumer loans past due 30 to 89 days decreased $1.8 million from March 31, 2010 due to a $936 thousand decrease in indirect automobile loans and an $898 thousand decrease in other consumer loans.  Consumer loans past due 90 days or more decreased $79 thousand in the second quarter of 2010, due primarily to a decrease in other consumer loans.

Table 31 – Residential Mortgage and Consumer Loans Past Due
(In thousands)
	June 30, 2010		March 31, 2010
	90 Days or More	30 to 89 Days	90 Days or More	30 to 89 Days

Permanent mortgage	$3,400	$23,508	$3,183	$22,649
Home equity	–	919	47	1,744
Total residential mortgage	$3,400	$24,427	$3,230	$24,393

Consumer:
Indirect automobile	$306	$14,059	$287	$14,995
Other consumer	118	1,934	216	2,832
Total consumer	$424	$15,993	$503	$17,827

Real Estate and Other Repossessed Assets

Real estate and other repossessed assets are assets acquired in partial or total forgiveness of loans.  The assets are carried at the lower of cost, which is determined by fair value at date of foreclosure, or current fair value less estimated selling costs.  The fair value of real property is generally based on third party appraisals that conform to Uniform Standards of Professional Appraisal Practice.  Appraisals are ordered at foreclosure and are updated on no less than an annual basis.  For certain property types, such as residential building lots, or in certain distressed markets, we may request updated appraisals more frequently.  Appraised values are on an “as is” basis and are not adjusted.  For uncompleted properties, we may also obtain appraised value for properties on an “as completed” basis to use in determination of whether to develop properties to completion and costs may be capitalized not to exceed the estimated “as completed” fair value as determined by the independent real estate appraisal.  Mineral rights are generally determined by our internal staff of engineers based on projected cash flows from proven oil and gas reserves under existing economic and operating conditions.  The value of other assets is generally determined by our special assets staff based on projected liquidation cash flows under current market conditions.

The carrying value of real estate and other repossessed assets is evaluated by management on a quarterly basis, including our consideration of marketing activity of our properties and sales of competing properties.

Real estate and other repossessed assets totaled $120 million at June 30, 2010, a decrease of $2.0 million from March 31, 2010 including a $5.1 million decrease of 1-4 family residential properties and residential land development properties attributed to the Arizona market.  The distribution of real estate and other repossessed assets attributed by geographical market is included in Table 32 following.

Table 32 – Real Estate and Other Repossessed Assets by Principal Market
 (In thousands)
	Oklahoma	Texas	Colorado	Arkansas	New Mexico	Arizona	Kansas/ Missouri	Total
1-4 family residential properties and residential land development properties	$5,936	$19,860	$2,893	$5,859	$1,895	$20,468	$686	$57,597
Developed commercial real estate properties	5,046	4,584	2,009	2,155	4,905	18,161	–	36,860
Equity interest in partial satisfaction of debts	13,100	–	–	–	–	–	–	13,100
Undeveloped land	–	315	2,218	11	–	5,142	–	7,686
Construction equipment	–	–	–	–	–	–	3,311	3,311
Vehicles	531	333	–	281	–	–	–	1,145
Other	–	–	209	–	–	–	–	209
Total real estate and other repossessed assets	$24,613	$25,092	$7,329	$8,306	$6,800	$43,771	$3,997	$119,908

Undeveloped land is primarily zoned for commercial development.  Developed commercial real estate properties are primarily completed with no additional construction necessary for sale.  A secondary market is developing for shares of the entity in which we hold an equity interest.  Prices indicated in that market exceed our carrying value per share.

Our loan review process also identified loans that possess more than the normal amount of risk due to deterioration in the financial condition of the borrower or the value of the collateral.  Because the borrowers are still performing in accordance with the original terms of the loan agreements, and no loss of principal or interest is anticipated, these loans were not included in nonperforming assets.  Known information does, however, cause management concern as to the borrowers’ ability to comply with current repayment terms.  These potential problem loans totaled $194 million at June 30, 2010 and $231 million at March 31, 2010.  Potential problem loans by primary industry included real estate - $112 million, energy - $19 million, manufacturing - $18 million, and services - $18 million.  Potential problem real estate loans included $36 million of residential development loans on properties primarily located in Texas and Oklahoma and $26 million of loans secured by multifamily residential properties primarily located in Texas.

Liquidity and Capital

Subsidiary Banks

Deposits and borrowed funds are the primary sources of liquidity for the subsidiary banks.  Based on the average balances for the second quarter of 2010, approximately 68% of our funding was provided by deposit accounts, 18% from borrowed funds, 2% from long-term subordinated debt and 10% from shareholders’ equity.  Our funding sources, which primarily include deposits and borrowings from the Federal Home Loan Banks and other banks, provide adequate liquidity to meet our operating needs.

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

Average deposits totaled $15.8 billion at June 30, 2010 and represented approximately 68% of total average liabilities and capital for the second quarter of 2010 compared with $15.4 billion at March 31, 2010 and approximately 65% of total average liabilities and capital for the first quarter of 2010.  Average deposits increased $441 million over the first quarter of 2010.   Average interest-bearing transaction deposit accounts continued to grow in the second quarter of 2010, up $324 million over the first quarter of 2010.  Growth in our average interest-bearing transaction deposit accounts included $196 million of commercial deposits, $78 million of consumer banking deposits and $47 million of wealth management deposits.  Average demand deposits decreased $175 million from the first quarter of 2010, including $85 million of commercial deposits, $57 million of consumer banking deposits and $26 million of wealth management deposits.  Higher-costing average time deposits also decreased $71 million during the second quarter of 2010.  Brokered deposits, which are included in time deposits, averaged $170 million for the second quarter of 2010, unchanged from the first quarter of 2010.

The distribution of deposit accounts among our principal markets is shown in Table 33.

Table 33 – Deposits by Principal Market Area
(In thousands)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
Oklahoma:
Demand	$2,101,994	$2,062,084	$2,068,908	$1,895,980	$1,451,057
Interest-bearing:
Transaction	5,562,287	5,237,983	5,134,902	4,566,058	4,374,089
Savings	102,590	101,708	93,006	93,443	94,048
Time	1,442,525	1,360,756	1,397,240	1,765,980	2,033,312
Total interest-bearing	7,107,402	6,700,447	6,625,148	6,425,481	6,501,449
Total Oklahoma	9,209,396	8,762,531	8,694,056	8,321,461	7,952,506

Texas:
Demand	1,150,495	1,068,656	1,108,401	1,138,794	1,002,266
Interest-bearing:
Transaction	1,674,519	1,675,759	1,748,319	1,716,460	1,660,642
Savings	36,814	37,175	35,129	35,724	33,992
Time	1,003,936	1,043,813	1,100,602	1,007,579	1,035,919
Total interest-bearing	2,715,269	2,756,747	2,884,050	2,759,763	2,730,553
Total Texas	3,865,764	3,825,403	3,992,451	3,898,557	3,732,819

New Mexico:
Demand	223,869	222,685	209,090	216,330	175,033
Interest-bearing:
Transaction	491,708	480,189	444,247	424,528	434,498
Savings	30,231	20,036	17,563	18,039	18,255
Time	476,155	495,243	510,202	511,507	542,388
Total interest-bearing	998,094	995,468	972,012	954,074	995,141
Total New Mexico	1,221,963	1,218,153	1,181,102	1,170,404	1,170,174

Arkansas:
Demand	14,919	17,599	21,526	19,077	17,261
Interest-bearing:
Transaction	108,104	61,398	50,879	85,061	73,972
Savings	1,288	1,266	1,346	1,131	1,031
Time	119,472	105,794	101,839	137,109	162,505
Total interest-bearing	228,864	168,458	154,064	223,301	237,508
Total Arkansas	243,783	186,057	175,590	242,378	254,769

Colorado:
Demand	143,783	136,048	146,929	121,555	113,895
Interest-bearing:
Transaction	441,085	456,508	448,846	477,418	445,521
Savings	18,869	18,118	17,802	18,518	18,144
Time	497,538	509,410	525,844	520,906	579,709
Total interest-bearing	957,492	984,036	992,492	1,016,842	1,043,374
Total Colorado	1,101,275	1,120,084	1,139,421	1,138,397	1,157,269

Arizona:
Demand	71,711	61,183	68,651	54,046	55,975
Interest-bearing:
Transaction	94,033	81,851	81,909	95,242	89,842
Savings	1,062	1,105	958	971	1,282
Time	63,643	64,592	60,768	56,809	59,775
Total interest-bearing	158,738	147,548	143,635	153,022	150,899
Total Arizona	230,449	208,731	212,286	207,068	206,874

Kansas / Missouri:
Demand	28,518	31,726	30,339	16,406	9,692
Interest-bearing:
Transaction	116,423	100,037	21,337	15,682	12,907
Savings	110	146	148	70	54
Time	69,819	74,648	71,498	84,923	158,325
Total interest-bearing	186,352	174,831	92,983	100,675	171,286
Total Kansas / Missouri	214,870	206,557	123,322	117,081	180,978

Total BOK Financial deposits	$16,087,500	$15,527,516	$15,518,228	$15,095,346	$14,655,389

In addition to deposits, subsidiary bank liquidity is provided primarily by federal funds purchased, securities repurchase agreements and Federal Home Loan Bank borrowings.  Federal funds purchased consist primarily of unsecured, overnight funds acquired from other financial institutions.  Funds are primarily purchased from bankers’ banks and Federal Home Loan banks from across the country.  The largest single source of Federal funds purchased totaled $200 million at June 30, 2010.  Securities repurchase agreements generally mature within 90 days and are secured by certain available for sale securities.  Federal Home Loan Bank borrowings are generally short term and are secured by a blanket pledge of eligible collateral (generally unencumbered U.S. Treasury and mortgage-backed securities, 1-4 family mortgage loans and multifamily mortgage loans).  During the second quarter of 2010, the outstanding balance of federal funds purchased averaged $1.4 billion, securities repurchase agreements averaged $1.1 billion and Federal Home Loan Bank borrowings averaged $1.6 billion.

At June 30, 2010, the estimated unused credit available to the subsidiary banks from collateralized sources within our internal policy limits was approximately $3.7 billion.

Parent Company

The primary source of liquidity for BOK Financial is dividends from subsidiary banks, which are limited by various banking regulations to net profits, as defined, for the year plus retained profits for the two preceding years.  Dividends are further restricted by minimum capital requirements.  Based on the most restrictive limitations as well as management’s internal capital policy, at June 30, 2010, the subsidiary banks could declare up to $210 million of dividends without regulatory approval.  Future losses or increases in required regulatory capital at the subsidiary banks could affect their ability to pay dividends to the parent company.

Effective December 2, 2009, the Company amended an unsecured revolving credit agreement with George B. Kaiser, its Chairman and principal shareholder.  The terms of the amended credit agreement reduced the committed amount from $188 million to $100 million, changed the interest rate and facility fee to reflect current market terms and extended the maturity date from December 2, 2010 to December 2, 2012.  Interest on outstanding balances due to Mr. Kaiser is based on one-month LIBOR plus 250 basis points and is payable quarterly.  Additional interest in the form of a facility fee is paid quarterly on the unused portion of the commitment at 50 basis points.  Previously, interest was due quarterly based on one-month LIBOR plus 125 basis points and the facility fee was paid quarterly on the unused portion of the commitment at 25 basis points.  As with the original agreement, the amended agreement has no restrictive covenants.  No amounts were outstanding under this credit agreement as of June 30, 2010.

Our equity capital at June 30, 2010 was $2.4 billion, up from $2.3 billion at March 31, 2010.  Net income less cash dividend paid increased equity $47 million during the second quarter of 2010.  An increase in the fair value of available-for-sale securities was primarily responsible for a $66 million increase in accumulated other comprehensive income during the second quarter of 2010.  Capital is managed to maximize long-term value to the shareholders.  Factors considered in managing capital include projections of future earnings, asset growth and acquisition strategies, and regulatory and debt covenant requirements.  Capital management may include subordinated debt issuance, share repurchase and stock and cash dividends.

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

On April 26, 2005, the Board of Directors authorized a share repurchase program, which replaced a previously authorized program.  The maximum of two million common shares may be repurchased.  The specific timing and amount of shares repurchased will vary based on market conditions, securities law limitations and other factors.  Repurchases may be made over time in open market or privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time without prior notice.  Since this program began, 784,073 shares have been repurchased by the Company for $38.7 million.  No shares were repurchased in the second quarter of 2010.

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

For a banking institution to qualify as well capitalized, its Tier 1, Total and Leverage capital ratios must be at least 6%, 10% and 5%, respectively.  All of the Company’s banking subsidiaries exceeded the regulatory definitions of well capitalized.  The capital ratios for BOK Financial on a consolidated basis are presented in Table 34.

Table 34 – Capital Ratios	Well Capitalized	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	Minimums	2010	2010	2009	2009	2009

Average total equity to average assets	–	10.15%	9.69%	9.48%	9.26%	8.70%
Tangible common equity ratio	–	8.88	8.46	7.99	7.78	7.55
Tier 1 common equity ratio	–	11.77	11.33	10.75	10.45	9.77
Risk-based capital:
Tier 1 capital	6.00%	11.90	11.45	10.86	10.56	9.86
Total capital	10.00	15.38	15.09	14.43	14.10	13.34
Leverage	5.00	8.57	8.25	8.05	8.16	7.97
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

Table 35 following provides a reconciliation of the non-GAAP measures with financial measures defined by GAAP.

Table 35 – Non-GAAP Measures	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009

Tangible common equity ratio:
Total shareholders' equity	$2,428,738	$2,312,443	$2,205,813	$2,185,013	$2,050,572
Less: Intangible assets, net	351,592	352,916	354,239	356,152	357,838
Tangible common equity	2,077,146	1,959,527	1,851,574	1,828,861	1,692,734
Total assets	23,736,728	23,501,976	23,516,831	23,876,841	22,768,319
Less: Intangible assets, net	351,592	352,916	354,239	356,152	357,838
Tangible assets	$23,385,136	$23,149,060	$23,162,592	$23,520,689	$22,410,481
Tangible common equity ratio	8.88%	8.46%	7.99%	7.78%	7.55%

Tier 1 common equity ratio:
Tier 1 capital	$1,976,588	$1,922,783	$1,876,778	$1,849,254	$1,807,705
Less: Non-controlling interest	21,289	20,274	19,561	18,981	15,590
Tier 1 common equity	1,955,299	1,902,509	1,857,217	1,830,273	1,792,115
Risk weighted assets	$16,611,662	$16,787,566	$17,275,808	$17,515,147	$18,338,540
Tier 1 common equity ratio	11.77%	11.33%	10.75%	10.45%	9.77%

Off-Balance Sheet Arrangements

Bank of Oklahoma agreed to guarantee rents totaling $28.7 million through September of 2017 to the City of Tulsa (“City”) as owner of a building immediately adjacent to the Bank’s main office for space currently rented by third-party tenants in the building.  All rent payments are current and remaining guaranteed rents totaled $21.4 million at

June 30, 2010.  In return for this guarantee, Bank of Oklahoma will receive 80% of net cash flow as defined in an agreement with the City through September 2017 from currently vacant space in the same building.  Approximately 42 thousand square feet of this additional space has been rented to outside parties since the date of the agreement.  The maximum amount that Bank of Oklahoma may receive under this agreement is $4.5 million.

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

The decrease in intermediate and long-term interest rates during the second quarter of 2010 has increased the expected level of mortgage prepayments over the next 12 months thereby shortening the overall duration of assets and resulting in an asset sensitive position when compared to the relatively neutral position of the prior quarter.  If intermediate and long-term rates were to increase to levels seen in the early part of the second quarter, the asset sensitive position would move back towards neutral, absent other changes in the balance sheet or economic hedges.

The Company’s primary interest rate exposures included the Federal Funds rate, which affects short-term borrowings, and the prime lending rate and LIBOR, which are the basis for much of the variable-rate loan pricing.  Additionally, mortgage rates directly affect the prepayment speeds for mortgage-backed securities and mortgage servicing rights.  Derivative financial instruments and other financial instruments used for purposes other than trading are included in this simulation.  The model incorporates assumptions regarding the effects of changes in interest rates and account balances on indeterminable maturity deposits based on a combination of historical analysis and expected behavior.  The impact of planned growth and new business activities is factored into the simulation model.  The effects of changes in interest rates on the value of mortgage servicing rights are excluded from Table 36 due to the extreme volatility over such a large rate range.  The effects of interest rate changes on the value of mortgage servicing rights and securities identified as economic hedges are presented in Note 6 to the Consolidated Financial Statements.

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

Table 36 – Interest Rate Sensitivity
(Dollars in Thousands)
	200 b.p. Increase		50 b.p. Decrease
	2010	2009	2010	2009
Anticipated impact over the next twelve months on net interest revenue	$27,480	$(12,159)	$(13,795)	***
	4.0%	(1.5)%	(2.0)%	***
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

Management uses a Value at Risk (“VAR”) methodology to measure the market risk inherent in its trading activities. VAR is calculated based upon historical simulations over the past five years using a variance / covariance matrix of interest rate changes.   It represents an amount of market loss that is likely to be exceeded only one out of every 100 two-week periods. Trading positions are managed within guidelines approved by the Board of Directors. These guidelines limit the VAR to $7.4 million.  At June 30, 2010, the VAR was $1.0 million.  The greatest value at risk during the second quarter of 2010 was $9.0 million.

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

Consolidated Statements of Earnings (Unaudited)
(In thousands, except share and per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
Interest revenue	2010	2009	2010	2009
Loans	$131,102	$143,054	$263,046	$286,420
Residential mortgage loans held for sale	2,177	3,215	3,924	5,593
Taxable securities	81,460	80,713	164,072	164,715
Tax-exempt securities	2,308	2,913	4,757	5,563
Total securities	83,768	83,626	168,829	170,278
Trading securities	542	776	1,152	1,577
Funds sold and resell agreements	8	14	16	44
Total interest revenue	217,597	230,685	436,967	463,912
Interest expense
Deposits	26,292	45,103	53,909	97,030
Borrowed funds	3,657	4,370	7,270	10,259
Subordinated debentures	5,535	5,632	11,101	11,198
Total interest expense	35,484	55,105	72,280	118,487
Net interest revenue	182,113	175,580	364,687	345,425
Provision for credit losses	36,040	47,120	78,140	92,160
Net interest revenue after provision for credit losses	146,073	128,460	286,547	253,265
Other operating revenue
Brokerage and trading revenue	24,754	21,794	45,789	46,493
Transaction card revenue	28,263	27,533	53,950	52,961
Trust fees and commissions	17,737	16,860	34,057	33,370
Deposit service charges and fees	28,797	28,421	55,589	55,826
Mortgage banking revenue	18,335	19,882	33,206	38,380
Bank-owned life insurance	2,908	2,418	5,880	4,735
Margin asset fees	69	68	105	135
Other revenue	7,305	6,124	14,907	12,707
Total fees and commissions	128,168	123,100	243,483	244,607
Gain on sales of assets	1,545	973	155	1,116
Gain (loss) on derivatives, net	7,272	(1,037)	6,931	(2,701)
Gain on securities, net	23,100	6,471	27,624	26,579
Total other-than-temporary impairment losses	(10,959)	(1,263)	(20,667)	(55,631)
Portion of loss recognized in other comprehensive income	(8,313)	279	(13,796)	(39,087)
Net impairment losses recognized in earnings	(2,646)	(1,542)	(6,871)	(16,544)
Total other operating revenue	157,439	127,965	271,322	253,057
Other operating expense
Personnel	97,054	96,191	193,878	188,818
Business promotion	4,945	4,569	8,923	8,997
Professional fees and services	6,668	7,363	13,069	13,875
Net occupancy and equipment	15,691	15,973	31,202	32,231
Insurance	5,596	5,898	12,129	11,536
FDIC special assessment	–	11,773	–	11,773
Data processing and communications	21,940	20,452	42,249	39,758
Printing, postage and supplies	3,525	4,072	6,847	8,643
Net losses and expenses of repossessed assets	13,067	996	20,287	2,802
Amortization of intangible assets	1,323	1,686	2,647	3,372
Mortgage banking costs	10,380	9,336	19,647	16,803
Change in fair value of mortgage servicing rights	19,458	(7,865)	5,526	(9,820)
Other expense	6,265	5,326	13,240	12,776
Total other operating expense	205,912	175,770	369,644	341,564
Income before taxes	97,600	80,655	188,225	164,758
Federal and state income tax	32,042	28,315	62,325	57,153
Net income	65,558	52,340	125,900	107,605
Net income attributable to non-controlling interest	2,036	225	2,245	458
Net income attributable to BOK Financial Corp.	$63,522	$52,115	$123,655	$107,147
Earnings per share:
Basic	$0.93	$0.77	$1.82	$1.59
Diluted	$0.93	$0.77	$1.81	$1.58
Average shares used in computation:
Basic	67,605,807	67,344,577	67,599,349	67,330,590
Diluted	67,880,587	67,448,029	67,835,606	67,417,874
Dividends declared per share	$0.25	$0.24	$0.49	$0.465
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(In thousands except share data)
	June 30,	Dec. 31,	June 30,
	2010	2009	2009
	(Unaudited)	(Footnote 1)	(Unaudited)
Assets
Cash and due from banks	$834,972	$875,250	$470,553
Funds sold and resell agreements	17,554	45,966	112,128
Trading securities	62,159	65,354	84,548
Securities:
Available for sale	9,074,054	8,726,135	7,033,090
Available for sale securities pledged to creditors	152,666	145,888	191,583
Investment (fair value: June 30, 2010 – $363,886; December 31, 2009 - $246,704; June 30, 2009 – $273,770)	353,277	240,405	269,844
Mortgage trading securities	534,641	285,950	222,864
Total securities	10,114,638	9,398,378	7,717,381
Residential mortgage loans held for sale	227,574	217,826	326,363
Loans	10,882,717	11,279,698	12,069,928
Less reserve for loan losses	(299,489)	(292,095)	(263,309)
Loans, net of reserve	10,583,228	10,987,603	11,806,619
Premises and equipment, net	277,225	280,260	286,295
Accrued revenue receivable	126,149	108,822	118,718
Goodwill	335,601	335,601	335,829
Intangible assets, net	15,991	18,638	22,009
Mortgage servicing rights, net	98,942	73,824	67,413
Real estate and other repossessed assets	119,908	129,034	75,243
Bankers’ acceptances	2,885	3,869	8,260
Derivative contracts	334,576	343,782	462,971
Cash surrender value of bank-owned life insurance	251,857	247,357	241,792
Receivable on unsettled securities trades	–	–	237,200
Other assets	333,469	385,267	394,997
Total assets	$23,736,728	$23,516,831	$22,768,319

Noninterest-bearing demand deposits	$3,735,289	$3,653,844	$2,825,179
Interest-bearing deposits:
Transaction	8,488,159	7,930,439	7,091,471
Savings	190,964	165,952	166,806
Time (includes fair value: $27,957 at June 30, 2010; $98,031 at December 31, 2009; $520,245 at June 30, 2009)	3,673,088	3,767,993	4,571,933
Total deposits	16,087,500	15,518,228	14,655,389
Funds purchased and repurchase agreements	2,262,475	2,471,743	2,798,274
Other borrowings	1,708,295	2,133,357	2,152,177
Subordinated debentures	398,617	398,539	398,465
Accrued interest, taxes and expense	91,471	111,880	119,003
Bankers’ acceptances	2,885	3,869	8,260
Derivative contracts	299,851	308,360	445,463
Due on unsettled securities trades	266,470	212,335	–
Other liabilities	169,137	133,146	125,126
Total liabilities	21,286,701	21,291,457	20,702,157
Shareholders' equity:
Common stock ($.00006 par value; 2,500,000,000 shares authorized; shares issued and outstanding: June 30, 2010 – 70,616,414; December 31, 2009 – 70,312,086; June 30, 2009 – 70,092,396)	4	4	4
Capital surplus	769,928	758,723	747,624
Retained earnings	1,654,516	1,563,683	1,502,993
Treasury stock (shares at cost: June 30, 2010 – 2,535,617; December 31, 2009 – 2,509,279; June 30, 2009 – 2,417,954)	(109,481)	(105,857)	(101,601)
Accumulated other comprehensive income (loss)	113,771	(10,740)	(98,448)
Total shareholders’ equity	2,428,738	2,205,813	2,050,572
Non-controlling interest	21,289	19,561	15,590
Total equity	2,450,027	2,225,374	2,066,162
Total liabilities and equity	$23,736,728	$23,516,831	$22,768,319

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity (Unaudited)

(In thousands)
			Accumulated
	Common Stock		Other Comprehensive	Capital	Retained	Treasury Stock		Total Shareholders’	Non- Controlling	Total
	Shares	Amount	Income(Loss)	Surplus	Earnings	Shares	Amount	Equity	Interest	Equity

Balances at December 31, 2008	69,885	$4	$(222,886)	$743,411	$1,427,057	2,412	$(101,329)	$1,846,257	$13,855	$1,860,112
Comprehensive income:
Net income attributable to BOKF	-	-	-	-	107,147	-	-	107,147	-	107,147
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	458	458
Other comprehensive income, net of tax	-	-	124,438	-	-	-	-	124,438	-	124,438
Comprehensive income								231,585	458	232,043
Exercise of stock options	207	-	-	2,048	-	6	(272)	1,776	-	1,776
Tax benefit on exercise of stock options	-	-	-	(585)	-	-	-	(585)	-	(585)
Stock-based compensation	-	-	-	2,750	-	-	-	2,750	-	2,750
Cash dividends on common stock	-	-	-	-	(31,211)	-	-	(31,211)	-	(31,211)
Capital calls and distributions, net	-	-	-	-	-	-	-	-	1,277	1,277

Balances at June 30, 2009	70,092	$4	$(98,448)	$747,624	$1,502,993	2,418	$(101,601)	$2,050,572	$15,590	$2,066,162

Balances at December 31, 2009	70,312	$4	$(10,740)	$758,723	$1,563,683	2,509	$(105,857)	$2,205,813	$19,561	$2,225,374
Comprehensive income:
Net income attributable to BOKF	-	-	-	-	123,655	-	-	123,655	-	123,655
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	-	2,245	2,245
Other comprehensive income, net of tax	-	-	124,511	-	-	-	-	124,511	-	124,511
Comprehensive income								248,166	2,245	250,411
Exercise of stock options	304	-	-	6,511	-	27	(3,624)	2,887	-	2,887
Tax benefit on exercise of stock options	-	-	-	335	-	-	-	335	-	335
Stock-based compensation	-	-	-	4,359	-	-	-	4,359	-	4,359
Cash dividends on common stock	-	-	-	-	(32,822)	-	-	(32,822)	-	(32,822)
Capital calls and distributions, net	-	-	-	-	-	-	-	-	(517)	(517)

Balances at June 30, 2010	70,616	$4	$113,771	$769,928	$1,654,516	2,536	$(109,481)	$2,428,738	$21,289	$2,450,027

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$125,900	$107,605
Adjustments to reconcile net income before non-controlling interest to net cash provided by (used in) operating activities:
Provision for credit losses	78,140	92,160
Change in fair value of mortgage servicing rights	5,526	(9,820)
Unrealized (gains) losses from derivatives	(18,542)	21,875
Tax benefit on exercise of stock options	(335)	585
Change in bank-owned life insurance	(5,880)	(4,786)
Stock-based compensation	4,359	2,750
Depreciation and amortization	30,843	28,761
Net (accretion) amortization of securities discounts and premiums	44,240	6,119
Realized losses (gains) on financial instruments and other assets	4,863	(40,771)
Mortgage loans originated for resale	(818,282)	(1,715,763)
Proceeds from sale of mortgage loans held for resale	817,960	1,539,800
Capitalized mortgage servicing rights	(10,362)	(25,268)
Change in trading securities, including mortgage trading securities	(250,268)	157,809
Change in accrued revenue receivable	(17,327)	(22,045)
Change in other assets	15,199	(119,836)
Change in accrued interest, taxes and expense	(19,978)	(14,217)
Change in other liabilities	29,590	(7,441)
Net cash provided by (used in) operating activities	15,646	(2,483)
Cash Flows From Investing Activities:
Proceeds from maturities of investment securities	61,275	35,147
Proceeds from maturities of available for sale securities	1,121,309	1,290,008
Purchases of investment securities	(174,255)	(62,736)
Purchases of available for sale securities	(2,346,997)	(3,593,463)
Proceeds from sales of available for sale securities	1,039,597	1,710,776
Loans originated or acquired net of principal collected	302,180	682,167
Purchase of mortgage servicing rights	(26,658)	–
Proceeds from derivative asset contracts	114,312	264,564
Proceeds from disposition of assets	13,154	9,939
Purchases of assets	(15,484)	(25,435)
Net cash provided by investing activities	88,433	310,967
Cash Flows From Financing Activities:
Net change in demand deposits, transaction deposits and savings accounts	664,177	284,092
Net change in time deposits	(94,090)	(605,407)
Net change in other borrowings	(634,330)	402,998
Net payments or proceeds on derivative liability contracts	(105,856)	(301,580)
Net change in derivative margin accounts	(26,889)	(173,102)
Change in amount receivable (due) on unsettled security transactions	54,135	2,274
Issuance of common and treasury stock, net	2,887	1,776
Tax benefit on exercise of stock options	335	(585)
Dividends paid	(33,138)	(31,211)
Net cash used in financing activities	(172,769)	(420,745)
Net decrease in cash and cash equivalents	(68,690)	(112,261)
Cash and cash equivalents at beginning of period	921,216	694,942
Cash and cash equivalents at end of period	$852,526	$582,681

Cash paid for interest	$74,563	$141,757
Cash paid for taxes	$71,262	$70,919
Net loans transferred to repossessed real estate and other assets	$24,769	$57,119
Accrued purchase of mortgage servicing rights	$5,234	$–

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

The financial information should be read in conjunction with BOK Financial’s 2009 Form 10-K filed with the Securities and Exchange Commission, which contains audited financial statements.  Amounts presented as of December 31, 2009 have been derived from the audited financial statements included in BOK Financial’s 2009 Form 10-K but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

FASB Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”)

ASU 2010-06 amends the Accounting Standards Codification (“ASC”) 820 to add new disclosure requirements about transfers into and out of Levels 1 and 2, as defined in ASC 820 and separate disclosures about purchases, sales, issuance and settlements relating to Level 3 measurements, as defined in ASC 820. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for the Company on January 1, 2010 with exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which will be effective for the Company on January 1, 2011. Early adoption is permitted.  ASU 2010-06 is not expected to have a significant impact on the Company’s financial statements.

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

FASB Accounting Standards Update No. 2010-10, “Amendments to Statement 167 for Certain Investment Funds” (“ASU 2010-10”)

On February 25, 2010, the FASB issued ASU 2010-10, which amends certain provisions of Statement 167 (codified in ASC 810-10).  The ASU defers the effective date of FAS 167 for reporting enterprise’s interest in certain entities and for certain money market mutual funds.  In addition, the ASU amends certain provisions of ASC 810-10 to change how a decision maker or service provider determines whether its fee is a variable interest.  ASU 2010-10 affects the Company’s evaluation of its involvement as administrator and investment advisor to Cavanal Hill money market funds and was effective for the Company as of January 1, 2010.

FASB Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”)

On July 21, 2010, the FASB issued ASU 2010-20 which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses.  ASU 2010-20 is effective for the Company as of December 31, 2010 and is not expected to have a significant impact on the Company’s financial statements.

(2) Securities

Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	June 30,
	2010				2009
			Not Recognized in OCI (1)				Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$221,702	$227,301	$5,640	$(41)	$263,393	$267,298	$4,357	$(452)
Other debt securities	131,575	136,585	5,245	(235)	6,451	6,472	21	–
Total	$353,277	$363,886	$10,885	$(276)	$269,844	$273,770	$4,378	$(452)

	December 31, 2009
			Not Recognized in OCI (1)
	Amortized	Fair	Gross Unrealized
	Cost	Value	Gain	Loss

Municipal and other tax-exempt	$232,568	$238,847	$6,336	$(57)
Other debt securities	7,837	7,857	20	–
Total	$240,405	$246,704	$6,356	$(57)

(1) Other comprehensive income

The amortized cost and fair values of investment securities at June 30, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years	Total	Maturity²

Municipal and other tax-exempt:
Amortized cost	$62,428	$122,424	$30,068	$6,782	$221,702	2.81
Fair value	62,895	126,366	31,088	6,952	227,301
Nominal yield¹	4.96	4.63	5.50	6.19	4.88
Other debt securities:
Amortized cost	$5,346	$24,762	$35,900	$65,567	$131,575	9.79
Fair value	5,346	24,704	35,821	70,714	136,585
Nominal yield	1.13	5.72	6.21	6.45	6.03
Total fixed maturity securities:
Amortized cost	$67,774	$147,186	$65,968	$72,349	$353,277	5.41
Fair value	68,241	151,070	66,909	77,666	363,886
Nominal yield	4.66	4.81	5.89	6.43	5.31
Total investment securities:
Amortized cost					$353,277
Fair value					363,886
Nominal yield					5.31

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.

Available for Sale Securities

The amortized cost and fair value of available for sale securities are as follows (in thousands):

	June 30, 2010
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

Municipal and other tax-exempt	$66,053	$66,439	$1,460	$(1,074)	$–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,148,758	4,319,324	174,183	(3,617)	–
FHLMC	2,680,437	2,776,620	96,183	–	–
GNMA	972,348	1,011,522	40,707	(1,533)	–
Other	107,564	116,253	8,689	–	–
Total U.S. agencies	7,909,107	8,223,719	319,762	(5,150)	–
Private issue:
Alt-A loans	230,058	176,489	–	(1,350)	(52,219)
Jumbo-A loans	619,415	559,027	1,536	(27,665)	(34,259)
Total private issue	849,473	735,516	1,536	(29,015)	(86,478)
Total residential mortgage-backed securities	8,758,580	8,959,235	321,298	(34,165)	(86,478)
Other debt securities	12,971	13,064	120	(27)	–
Federal Reserve Bank stock	32,844	32,844	–	–	–
Federal Home Loan Bank stock	88,048	88,048	–	–	–
Perpetual preferred stock	19,224	19,881	790	(133)	–
Equity securities and mutual funds	33,561	47,209	14,170	(522)	–
Total	$9,011,281	$9,226,720	$337,838	$(35,921)	$(86,478)
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
(1) Other comprehensive income

	June 30, 2009
			Recognized in OCI (1)
					Other Than
	Amortized	Fair	Gross Unrealized		Temporary
	Cost	Value	Gain	Loss	Impairment

U.S. Treasury	$6,993	$7,073	$80	$–	$–
Municipal and other tax-exempt	42,423	43,009	617	(31)	–
Residential mortgage-backed securities:
U. S. agencies:
FNMA	3,047,648	3,130,098	83,173	(723)	–
FHLMC	1,951,564	2,003,808	54,280	(2,036)	–
GNMA	447,287	451,516	5,318	(1,089)	–
Other	199,025	204,297	6,302	(1,030)	–
Total U.S. agencies	5,645,524	5,789,719	149,073	(4,878)	–
Private issue:
Alt-A loans	357,037	254,424	–	(78,702)	(23,911)
Jumbo-A loans	1,090,211	919,888	–	(170,323)	–
Total private issue	1,447,248	1,174,312	–	(249,025)	(23,911)
Total residential mortgage-backed securities	7,092,772	6,964,031	149,073	(253,903)	(23,911)
Other debt securities	11,684	11,684	–	–	–
Federal Reserve Bank stock	32,040	32,040	–	–	–
Federal Home Loan Bank stock	115,368	115,368	–	–	–
Perpetual preferred stock	19,224	16,317	–	(2,907)	–
Equity securities and mutual funds	32,661	35,151	3,014	(524)	–
Total	$7,353,165	$7,224,673	$152,784	$(257,365)	$(23,911)
(1) Other comprehensive income

The amortized cost and fair values of available for sale securities at June 30, 2010, by contractual maturity, are as shown in the following table (dollars in thousands):

						Weighted
	Less than	One to	Six to	Over		Average
	One Year	Five Years	Ten Years	Ten Years6	Total	Maturity5
Municipal and other tax-exempt:
Amortized cost	$340	$4,774	$15,668	$45,271	$66,053	19.24
Fair value	346	5,088	16,715	44,290	66,439
Nominal yield¹	4.60	3.97	4.02	1.09	2.01
Other debt securities:
Amortized cost	$29	$–	$–	$12,942	$12,971	30.24
Fair value	29	–	–	13,035	13,064
Nominal yield¹	6.37	–	–	1.44	1.45
Total fixed maturity securities:
Amortized cost	$369	$4,774	$15,668	$58,213	$79,024
Fair value	375	5,088	16,715	57,325	79,503
Nominal yield	4.74	3.97	4.02	1.17	1.92
Mortgage-backed securities:
Amortized cost					$8,758,580	²
Fair value					8,959,235
Nominal yield4					4.21
Equity securities and mutual funds:
Amortized cost					$173,677	³
Fair value					187,982
Nominal yield					2.07
Total available-for-sale securities:
Amortized cost					$9,011,281
Fair value					9,226,720
Nominal yield					4.14

¹	Calculated on a taxable equivalent basis using a 39% effective tax rate.
²	The average expected lives of mortgage-backed securities were 2.92 years based upon current prepayment assumptions.
³	Primarily restricted common stock of U.S. government agencies and preferred stock of corporate issuers with no stated maturity.
4	The nominal yield on mortgage-backed securities is based upon prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.
5	Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without penalty.
6
Nominal yield on municipal and other tax-exempt securities and other debt securities with contractual maturity dates over ten years are based on variable rates which generally are reset within 35 days.

Sales of available for sale securities resulted in gains and losses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds	$594,990	$862,188	$915,138	$1,772,631
Gross realized gains	8,469	13,287	13,826	38,372
Gross realized losses	–	–	–	–
Related federal and state income tax expense	2,778	4,664	4,576	13,315

Gains and losses on sales of available for sale securities are realized on settlement date.

Temporarily Impaired Securities as of June 30, 2010
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	13	$5,606	$31	$1,437	$10	$7,043	$41
Other debt securities	1	14,215	235	–	–	14,215	235

Available for sale:
Municipal and other tax-exempt	23	32,325	1,074	–	–	32,325	1,074
Residential mortgage-backed securities:
U. S. agencies:
FNMA	6	166,825	3,617	–	–	166,825	3,617
GNMA	2	45,693	1,533	–	–	45,693	1,533
Total U.S. agencies	8	212,518	5,150	–	–	212,518	5,150
Private issue:
Alt-A loans	20	–	–	176,489	53,569	176,489	53,569
Jumbo-A loans	55	–	–	480,782	61,924	480,782	61,924
Total private issue	75	–	–	657,271	115,493	657,271	115,493
Total residential mortgage-backed securities	83	212,518	5,150	657,271	115,493	869,789	120,643
Other debt securities	7	4,965	27	29	–	4,994	27
Equity securities and mutual funds	3	2,681	523	3,606	132	6,287	655
Total available for sale	116	252,489	6,774	660,906	115,625	913,395	122,399
Total	130	$272,310	$7,040	$662,343	$115,635	$934,653	$122,675

Temporarily Impaired Securities as of December 31, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	15	$1,490	$14	$2,991	$43	$4,481	$57

Available for sale:
Municipal and other tax-exempt	27	34,373	265	657	46	35,030	311
Residential mortgage-backed securities:
U. S. agencies:
FNMA	21	497,659	6,864	–	–	497,659	6,864
FHLMC	8	212,618	1,568	–	–	212,618	1,568
GNMA	16	460,144	6,906	–	–	460,144	6,906
Other	4	87,434	5,390	–	–	87,434	5,390
Total U.S. agencies	49	1,257,855	20,728	–	–	1,257,855	20,728
Private issue:
Alt-A loans	21	–	–	195,808	66,298	195,808	66,298
Jumbo-A loans	65	–	–	596,554	102,718	596,554	102,718
Total private issue	86	–	–	792,362	169,016	792,362	169,016
Total residential mortgage-backed securities	135	1,257,855	20,728	792,362	169,016	2,050,217	189,744
Other debt securities	5	8,116	26	31	1	8,147	27
Equity securities and mutual funds	4	2,790	524	–	–	2,790	524
Total available for sale	171	1,303,134	21,543	793,050	169,063	2,096,184	190,606
Total	186	$1,304,624	$21,557	$796,041	$169,106	$2,100,665	$190,663

Temporarily Impaired Securities as of June 30, 2009
(In thousands)
	Number	Less Than 12 Months		12 Months or Longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Loss	Value	Loss	Value	Loss
Investment:
Municipal and other tax exempt	62	$32,722	$280	$8,074	$172	$40,796	$452

Available for sale:
Municipal and other tax-exempt	1	643	31	–	–	643	31
Residential mortgage-backed securities:
U. S. agencies:
FNMA	13	156,381	595	107,048	128	263,429	723
FHLMC	12	325,286	2,036	–	–	325,286	2,036
GNMA	4	127,661	1,089	–	–	127,661	1,089
Other	4	64,272	1,030	–	–	64,272	1,030
U. S. agencies	33	673,600	4,750	107,048	128	780,648	4,878
Private issue:
Alt-A loans	28	–	–	254,424	102,613	254,424	102,613
Jumbo-A loans	87	97,380	8,989	822,509	161,334	919,889	170,323
Total private issue	115	97,380	8,989	1,076,933	263,947	1,174,313	272,936
Total residential mortgage-backed securities	148	770,980	13,739	1,183,981	264,075	1,954,961	277,814
Perpetual preferred stock	8	7,968	988	8,350	1,919	16,318	2,907
Equity securities and mutual funds	8	2,681	524	38	–	2,719	524
Total available for sale	165	782,272	15,282	1,192,369	265,994	1,974,641	281,276
Total	227	$814,994	$15,562	$1,200,443	$266,166	$2,015,437	$281,728

On a quarterly basis, the Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses are temporary.

For debt securities, management determines whether it intends to sell or if it is more-likely-than-not that it will be required to sell impaired securities.  This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management.  Based on this evaluation as of June 30, 2010, we do not intend to sell any impaired available for sale securities before fair value recovers to our current amortized cost and it is more-likely-than-not that we will not be required to sell impaired securities before fair value recovers.

For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is more likely than not that all amounts due would not be collected according to the security’s contractual terms.

Impairment of debt securities rated investment grade by all nationally-recognized rating agencies are considered temporary unless specific contrary information is identified.  None of the debt securities rated investment grade were considered to be other-than-temporarily impaired at June 30, 2010.

As of June 30, 2010, the composition of the Company’s securities portfolio by the lowest current credit rating assigned by any of the three nationally-recognized rating agencies is as follows (in thousands):

	U.S. Govt / GSE (1)		AAA - AA		A - BBB		Below Investment Grade		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Held-to-Maturity:
Municipal and other tax-exempt	$–	$–	$64,799	$66,630	$42,207	$43,258	$–	$–	$114,696	$117,413	$221,702	$227,301
Other debt securities	–	–	61,800	61,800	1,350	1,350	–	–	68,425	73,435	131,575	136,585
Total	$–	$–	$126,599	$128,430	$43,557	$44,608	$–	$–	$183,121	$190,848	$353,277	$363,886

Available for Sale:
Municipal and other tax-exempt	$–	$–	$46,859	$47,785	$6,611	$6,677	$10,339	$9,601	$2,244	$2,376	$66,053	$66,439
Residential mortgage-backed securities:
U. S. agencies:
FNMA	4,148,758	4,319,324	–	–	–	–	–	–	–	–	4,148,758	4,319,324
FHLMC	2,680,437	2,776,620	–	–	–	–	–	–	–	–	2,680,437	2,776,620
GNMA	972,348	1,011,522	–	–	–	–	–	–	–	–	972,348	1,011,522
Other	107,564	116,253	–	–	–	–	–	–	–	–	107,564	116,253
Total U.S. agencies	7,909,107	8,223,719	–	–	–	–	–	–	–	–	7,909,107	8,223,719
Private issue:
Alt-A loans	–	–	12,996	11,948	11,831	11,529	205,231	153,012	–	–	230,058	176,489
Jumbo-A loans	–	–	89,683	90,927	140,972	133,250	388,760	334,850	–	–	619,415	559,027
Total private issue	–	–	102,679	102,875	152,803	144,779	593,991	487,862	–	–	849,473	735,516
Total residential mortgage-backed securities	7,909,107	8,223,719	102,679	102,875	152,803	144,779	593,991	487,862	–	–	8,758,580	8,959,235
Other debt securities	–	–	10,292	10,267	–	–	2,550	2,670	129	127	12,971	13,064
Federal Reserve Bank stock	32,844	32,844	–	–	–	–	–	–	–	–	32,844	32,844
Federal Home Loan Bank stock	88,048	88,048	–	–	–	–	–	–	–	–	88,048	88,048
Perpetual preferred stock	–	–	–	–	19,224	19,881	–	–	–	–	19,224	19,881
Equity securities and mutual funds	–	–	–	–	–	–	–	–	33,561	47,209	33,561	47,209
Total	$8,029,999	$8,344,611	$159,830	$160,927	$178,638	$171,337	$606,880	$500,133	$35,934	$49,712	$9,011,281	$9,226,720
(1)
U.S. government and government sponsored enterprises are not rated by the nationally-recognized rating agencies as these securities are guaranteed by agencies of the U.S. government or government-sponsored enterprises.

At June 30, 2010, approximately $594 million of the portfolio of privately issued residential mortgage-backed securities (based on amortized cost after impairment charges) was rated below investment grade by at least one of the nationally-recognized rating agencies.  The aggregate unrealized loss on these securities totaled $106 million.  Ratings by the nationally recognized rating agencies are subjective in nature and accordingly ratings can vary significantly amongst the agencies.  Limitations generally expressed by the rating agencies include statements that ratings do not predict the specific percentage default likelihood over any given period of time and that ratings do not opine on expected loss severity of an obligation should the issuer default.  As such, the impairment of securities rated below investment grade by at least one of the nationally-recognized rating agencies was evaluated to determine if we expect not to recover the entire amortized cost basis of the security.  This evaluation was based on projections of estimated cash flows based on individual loans underlying each security using current and anticipated increases in unemployment and default rates, decreases in housing prices and estimated liquidation costs at foreclosure.  The primary assumptions used in this evaluation were:

•	Unemployment rates – increasing to 10% over the next 12 months, dropping to 8% for the following 12 months, and holding at 8% thereafter.
•
Housing price depreciation – starting with current depreciated housing prices based on information derived from the Federal Housing Finance Agency data, decreasing by an additional 5% over the next twelve months and holding at that level thereafter.

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

A distribution of the amortized cost (after recognition of the other-than-temporary impairment) and fair value by adjusted loan to value ratio is as follows (in thousands):

				Credit Losses Recognized
				For the three months ended June 30, 2010		Life-to-date
Adjusted LTV Ratio	Number of Securities	Amortized Cost	Fair Value	Number of Securities	Amount	Number of Securities	Amount
< 70%	4	$24,174	$24,049	–	$–	–	$–
70 < 75	2	51,723	46,436	–	–	–	–
75 < 80	2	46,616	38,648	1	271	1	1,269
80 < 85	10	241,942	198,517	4	805	7	7,251
>= 85	10	229,536	180,212	5	1,570	9	23,493
Total	28	$593,991	$487,862	10	$2,646	17	$32,013

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

Based upon projected declines in expected cash flows from certain private-label residential mortgage-backed securities, the Company recognized $2.6 million of credit loss impairment in earnings during the second quarter of 2010.  Additional impairment based on the difference between the total unrealized losses and the estimated credit losses on these securities was charged against other comprehensive income, net of deferred taxes.

The following represents the composition of net impairment losses recognized in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OTTI related to perpetual preferred stocks recognized in earnings	$–	$–	$–	$(8,008)
OTTI on debt securities due to change in intent to sell	–	(1,263)	–	(1,263)
OTTI on debt securities not intended for sale	(10,959)	–	(20,667)	(46,360)
Less: Portion of OTTI recognized in other comprehensive income	(8,313)	279	(13,796)	(39,087)
OTTI recognized in earnings related to credit losses on debt securities not intended for sale	(2,646)	(279)	(6,871)	(7,273)
Total OTTI recognized in earnings	$(2,646)	$(1,542)	$(6,871)	$(16,544)

The following is a tabular roll forward of the amount of credit-related OTTI recognized on available-for-sale debt securities in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance of credit-related OTTI recognized on available for sale debt, beginning of period	$29,367	$6,994	$25,142	$–
Additions for credit-related OTTI not previously recognized	791	–	1,789	6,994
Additions for increases in credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost	1,855	279	5,082	279
Balance of credit-related OTTI recognized on available for sale debt securities, end of period	$32,013	$7,273	$32,013	$7,273

Mortgage Trading Securities

Mortgage trading securities are residential mortgage-backed securities issued by U.S. government agencies that have been designated as an economic hedge of the mortgage servicing rights and are separately identified on the balance sheet.  The Company has elected to carry these securities at fair value with changes in fair value being recognized in earnings as they occur.  Mortgage trading securities were carried at their fair value of $535 million at June 30, 2010 with a net unrealized gain of $14 million.  Mortgage trading securities were carried at their fair value of $286 million at December 31, 2009, with a net unrealized loss of $2.1 million and fair value of $223 million at June 30, 2009 with a net unrealized gain of $1.4 million.  The Company recognized net gains of $14.6 million and $15.1 million on mortgage trading securities in the second quarter and first half of 2010, respectively.  The Company recognized net losses of $10.2 million and $12.3 million on mortgage trading securities in the second quarter and first half of 2009, respectively.

(3) Derivatives

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2010 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts	$9,128,247	$199,965	$8,975,646	$198,807	$153,044	$151,858
Energy contracts	2,667,481	327,577	3,007,643	332,804	119,537	124,764
Agricultural contracts	236,113	6,882	242,192	6,607	936	657
Foreign exchange contracts	54,241	54,241	54,241	54,241	54,241	54,241
CD options	107,740	6,854	107,740	6,854	6,854	6,854
Total customer derivatives before cash collateral	12,193,822	595,519	12,387,462	599,313	334,612	338,374
Less: cash collateral	–	–	–	–	(7,873)	(38,619)
Total customer derivatives	12,193,822	595,519	12,387,462	599,313	326,739	299,755

Interest Rate Risk Management Programs	168,000	7,837	28,357	96	7,837	96
Total Derivative Contracts	$12,361,822	$603,356	$12,415,819	$599,409	$334,576	$299,851
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
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

Derivative contracts may also require the Company to provide or receive cash margin as collateral for derivative assets and liabilities.  Derivative assets and liabilities are reported net of cash margin when certain conditions are met.  As of June 30, 2010, a decrease in credit rating from A1 to below investment grade would increase our obligation to post cash margin on existing contracts by approximately $45 million.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at December 31, 2009 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts3	$7,392,393	$156,261	$7,294,028	$161,225	$110,449	$115,413
Energy contracts	3,588,767	454,978	3,719,796	450,614	174,319	176,983
Agricultural contracts	23,196	1,004	31,715	875	1,004	875
Foreign exchange contracts	63,942	64,182	64,182	64,182	64,182	64,182
CD options	66,248	5,493	66,248	5,493	5,493	5,493
Total customer derivatives before cash collateral	11,134,546	681,918	11,175,969	682,389	355,447	362,946
Less: cash collateral	–	–	–	–	(13,229)	(54,586)
Total customer derivatives	11,134,546	681,918	11,175,969	682,389	342,218	308,360

Interest Rate Risk Management Programs	40,000	1,564	–	–	1,564	–
Total Derivative Contracts	$11,174,546	$683,482	$11,175,969	$682,389	$343,782	$308,360
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

3	Gross notional and gross fair value amounts have been revised to conform with current period presentation. The net fair values of assets and liabilities were not affected.

The following table summarizes the fair values of derivative contracts recorded as “derivative contracts” assets and liabilities in the balance sheet at June 30, 2009 (in thousands):

	Gross Basis				Net Basis2
	Assets		Liabilities		Assets	Liabilities
	Notional¹	Fair Value	Notional¹	Fair Value	Fair Value	Fair Value
Customer Risk Management Programs:
Interest rate contracts	$10,397,136	$195,438	$10,332,931	$200,285	$131,191	$136,034
Energy contracts	4,724,435	800,902	4,930,614	797,421	290,974	294,081
Agricultural contracts	20,837	960	14,189	849	960	849
Foreign exchange contracts	48,237	48,237	48,237	48,237	48,237	48,237
CD options	51,380	4,494	51,380	4,494	4,494	4,494
Total customer derivatives before cash collateral	15,242,025	1,050,031	15,377,351	1,051,286	475,856	483,695
Less: cash collateral	–	–	–	–	(17,147)	(38,232)
Total customer derivatives	15,242,025	1,050,031	15,377,351	1,051,286	458,709	445,463

Interest Rate Risk Management Programs	435,000	4,262	–	–	4,262	–
Total Derivative Contracts	$15,677,025	$1,054,293	$15,377,351	$1,051,286	$462,971	$445,463
¹	Notional amounts for commodity contracts are converted into dollar-equivalent amounts based on dollar prices at the inception of the contract.
2
Derivative contracts are recorded on a net basis in the balance sheet in recognition of master netting agreements that enable the Company to settle all derivative positions with a given counterparty in total and to offset the net derivative position with the related cash collateral.

The following summarizes the pre-tax net gains (losses) on derivative instruments and where they are recorded in the income statement (in thousands):

	Three Months ended June 30, 2010		Three Months ended June 30, 2009
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$(800)	$–	$741	$–
Energy contracts	2,561	–	1,485	–
Cattle contracts	232	–	131	–
Foreign exchange contracts	159	–	93	–
CD options	–	–	–	–
Total Customer Derivatives	2,152	–	2,450	–

Interest Rate Risk Management Programs	–	7,552	–	(4,578)
Total Derivative Contracts	$2,152	$7,552	$2,450	$(4,578)

	Six Months ended June 30, 2010		Six Months ended June 30, 2009
	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net	Brokerage and Trading Revenue	Gain (Loss) on Derivatives, Net
Customer Risk Management Programs:
Interest rate contracts	$763	$–	$1,680	$–
Energy contracts	4,025	–	1,314	–
Cattle contracts	449	–	334	–
Foreign exchange contracts	333	–	174	–
CD options	–	–	–	–
Total Customer Derivatives	5,570	–	3,502	–

Interest Rate Risk Management Programs	–	6,676	–	(8,604)
Total Derivative Contracts	$5,570	$6,676	$3,502	$(8,604)

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

Interest Rate Risk Management Programs

BOK Financial uses interest rate swaps in managing its interest rate sensitivity and as part of its economic hedge of the change in the fair value of mortgage servicing rights.  Interest rate swaps are generally used to reduce overall asset sensitivity by converting specific fixed rate liabilities to floating rate based on LIBOR.  Net interest revenue was increased by $1.0 million and $4.6 million for the three months ended June 30, 2010 and 2009, respectively, from the settlement of amounts receivable or payable on interest rate swaps.  As of June 30, 2010, BOK Financial had interest rate swaps with a notional value of $163 million used as part of the economic hedge of the change in the fair value of the mortgage servicing rights.

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

The notional and the fair value included in residential mortgage loans held for sale on the balance sheet related to derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales were (in thousands):

	June 30, 2010		December 31, 2009		June 30, 2009
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value

Mortgage loan commitments	$189,029	$5,538	$117,716	$496	$239,772	$1,847
Forward sales contracts	407,457	(7,457)	333,218	3,626	561,639	5,085
		$(1,919)		$4,122		$6,932

The related gain (loss) included in mortgage banking revenue in the Consolidated Statement of Earnings (Unaudited) related to the changes in the fair value of derivative contracts not designated as hedging instruments related to mortgage loan commitments and forward contract sales were (in thousands):

	Mortgage Banking Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Mortgage loan commitments	$3,071	$(5,425)	$5,042	$(322)
Forward sales contracts	(7,836)	9,589	(11,083)	5,302
	$(4,765)	$4,164	$(6,041)	$4,980

(4) Impaired Loans

Impaired Loans

Investments in loans considered to be impaired were as follows (in thousands):

	June 30, 2010	December 31, 2009	June 30, 2009
Investment in impaired loans (all of which were on a nonaccrual basis)	$292,679	$316,666	$327,888
Loans with specific reserves for loss	202,861	204,076	228,928
Specific reserve balance	19,578	36,168	34,278
No specific related reserve for loss	89,818	112,590	98,960
Average recorded investment in impaired loans	319,655	327,935	272,840

Approximately $18 million of losses on impaired loans with no related specific reserves at June 30, 2010 were charged off against the allowance for loan losses in the second quarter of 2010.  Interest income recognized on impaired loans was not significant.

(5) Reserve for Credit Losses

The activity in the reserve for loan losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$299,717	$251,002	$292,095	$233,236
Provision for loan losses	35,326	47,244	77,426	96,881
Loans charged off	(38,168)	(37,409)	(78,496)	(71,944)
Recoveries	2,614	2,472	8,464	5,136
Ending balance	$299,489	$263,309	$299,489	$263,309

The activity in the reserve for off-balance sheet credit losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$14,388	$10,569	$14,388	$15,166
Provision for off-balance sheet credit losses	714	(124)	714	(4,721)
Ending balance	$15,102	$10,445	$15,102	$10,445

Provision for credit losses	$36,040	$47,120	$78,140	$92,160

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

Residential mortgage loans held for sale totaled $228 million and $326 million, and outstanding mortgage loan commitments totaled $266 million and $292 million at June 30, 2010 and 2009, respectively.  Residential mortgage loans held for sale totaled $218 million and outstanding mortgage loan commitments totaled $145 million at December 31, 2009.  Mortgage loan commitments are generally outstanding for 60 to 90 days and are subject to both credit and interest rate risk.  Credit risk is managed through underwriting policies and procedures, including collateral requirements, which are generally accepted by the secondary loan markets.  Exposure to interest rate fluctuations is partially managed through forward sales of mortgage-backed securities and forward sales contracts. These latter contracts set the price for loans that will be delivered in the next 60 to 90 days.  As of June 30, 2010, the unrealized loss recognized on forward sales contracts used to manage the mortgage pipeline interest rate risk was approximately $7.5 million.  Gains on mortgage loans sold, including capitalized mortgage servicing rights, totaled $9.4 million and $21.2 million in the first half of 2010 and 2009, respectively.

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

BOK Financial owned the rights to service 99,788 mortgage loans with outstanding principal balances of $11.9 billion, including $806 million serviced for affiliates at June 30, 2010, and owned rights to service 61,595 mortgage loans with outstanding principal balances of $6.9 billion, including $885 million serviced for affiliates at June 30, 2009.  The weighted average interest rate and remaining term was 5.64% and 296 months, respectively, at June 30, 2010, and 5.80% and 287 months, respectively, at June 30, 2009.

For the three months and six months ended June 30, 2010, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $9.6 million and $17.9 million, respectively.  For the three months and six months ended June 30, 2009, mortgage banking revenue includes servicing fee income and late charges on loans serviced for others of $4.8 million and $9.4 million, respectively.

Activity in capitalized mortgage servicing rights during the three months ending June 30, 2010 is as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at March 31, 2010	$51,919	$67,147	$119,066
Additions, net	–	5,161	5,161
Change in fair value due to loan runoff	(1,313)	(4,514)	(5,827)
Change in fair value due to market changes	(13,160)	(6,298)	(19,458)
Balance at June 30, 2010	$37,446	$61,496	$98,942

Activity in capitalized mortgage servicing rights during the six months ending June 30, 2010 is as follows (in thousands):
	Capitalized Mortgage Servicing Rights
	Purchased		Originated	Total
Balance at December 31, 2009	$7,828		$65,996	$73,824
Additions, net	31,892		10,362	42,254
Change in fair value due to loan runoff	(2,641)		(8,969)	(11,610)
Change in fair value due to market changes	367	(1)	(5,893)	(5,526)
Balance at June 30, 2010	$37,446		$61,496	$98,942
(1)  Includes initial pre-tax gain of $11.8 million on the purchase of mortgage servicing rights.

Activity in capitalized mortgage servicing rights during the three months ending June 30, 2009 is as follows (in thousands):

	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at March 31, 2009	$6,786	$43,460	$50,246
Additions, net	–	14,778	14,778
Change in fair value due to loan runoff	(688)	(4,788)	(5,476)
Change in fair value due to market changes	1,871	5,994	7,865
Balance at June 30, 2009	$7,969	$59,444	$67,413

Activity in capitalized mortgage servicing rights during the six months ending June 30, 2009 is as follows (in thousands):

	Capitalized Mortgage Servicing Rights
	Purchased	Originated	Total
Balance at December 31, 2008	$6,353	$36,399	$42,752
Additions, net	–	25,268	25,268
Change in fair value due to loan runoff	(1,464)	(8,963)	(10,427)
Change in fair value due to market changes	3,080	6,740	9,820
Balance at June 30, 2009	$7,969	$59,444	$67,413

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

There is no active market for trading in mortgage servicing rights after origination.  Fair value is determined by discounting the projected net cash flows. Significant assumptions considered significant unobservable inputs used to determine fair value are:
	June 30, 2010	December 31, 2009	June 30, 2009
Discount rate – risk-free rate plus a market premium	10.38%	11.2%	10.51%
Prepayment rate – based upon loan interest rate, original term and loan type	8.3% - 34.5%	8.1% - 26.9%	5.2% - 26.2%
Loan servicing costs – annually per loan based upon loan type	$35 - $60	$43 - $66	$43 - $73
Escrow earnings rate – indexed to rates paid on deposit accounts with comparable average life	1.34%	2.98%	2.96%

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

Stratification of the mortgage loan servicing portfolio and outstanding principal of loans serviced by interest rate at June 30, 2010 follows (in thousands):

	< 5.50%	5.50% - 6.49%	6.50% - 7.49%	> 7.49%	Total

Fair value	$52,241	$34,887	$9,827	$1,987	$98,942
Outstanding principal of loans serviced (1)	$4,942,800	$4,335,500	$1,460,000	$319,085	$11,057,385
(1) Excludes outstanding principal of $806 million for loans serviced for affiliates.

The interest rate sensitivity of our mortgage servicing rights and securities and derivative contracts held as an economic hedge is modeled over a range of +/- 50 basis points. At June 30, 2010, a 50 basis point increase in mortgage interest rates is expected to increase the fair value of our mortgage servicing rights, net of economic hedging by $1.8 million. A 50 basis point decrease in mortgage interest rates is expected to decrease the fair value of our mortgage servicing rights, net of economic hedging by $4.7 million.  Our model of changes in the value of our servicing rights due to changes in interest rates assumes stable relationships between mortgage rates and prepayment speeds. Changes in market conditions can cause variations from these assumptions. These factors and others may cause changes in the value of our mortgage servicing rights to differ from our expectations.

(7) Employee Benefits

BOK Financial has sponsored a defined benefit Pension Plan for all employees who satisfied certain age and service requirements.  Pension Plan benefits were curtailed as of April 1, 2006.  Periodic pension expense was $955 thousand and $737 thousand for the three months ended June 30, 2010 and 2009, respectively and $1.6 million and $1.2 million during the six months ended June 30, 2010 and 2009, respectively.  The Company made no Pension Plan contributions during the six months ended June 30, 2010 and 2009.

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

As a member of Visa, BOK Financial is obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan.  A contingent liability was recognized for the Company’s share of Visa’s covered litigation liabilities.  This contingent liability totaled $2.2 million at June 30, 2010.  During 2008, Visa funded an escrow account to cover litigation claims, including covered litigation losses under the retrospective responsibility plan, with proceeds from its initial public offering and from available cash.  BOK Financial recognized a $2.2 million receivable for its proportionate share of this escrow account.

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

At June 30, 2010, Cavanal Hill Funds’ assets included $730 million of U.S. Treasury, $867 million of cash management and $473 million of tax-free money market funds.  Assets of these funds consist of highly-rated, short-term obligations of the U.S. Treasury, corporate issuers and U.S. states and municipalities.  The net asset value of units in these funds was $1.00 at June 30, 2010.  An investment in these funds is not insured by the Federal Deposit Insurance Corporation or guaranteed by BOK Financial or any of its subsidiaries.  BOK Financial may, but is not obligated to purchase assets from these funds to maintain the net asset value at $1.00.  No assets were purchased from the funds in 2010 or 2009.

In the ordinary course of business, BOK Financial and its subsidiaries are subject to legal actions and complaints.  Management believes, based upon the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcomes of the proceedings, will not be material in the aggregate.

(9) Shareholders’ Equity

On July 27, 2010, the Board of Directors of BOK Financial Corporation approved a $0.25 per share quarterly common stock dividend.  The quarterly dividend will be payable on August 27, 2010 to shareholders of record on August 13, 2010.

Dividends declared during the three and six month periods ended June 30, 2010 were $0.25 per share and $0.49 per share, respectively.    Dividends declared during the three and six months ended June 30, 2009 were $0.24 per share and $0.465 per share, respectively.

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

	Unrealized	Other	Accumulated	Unrealized
	Gain (Loss)	Than	(Loss) on	(Loss)
	On Available	Temporary	Effective	On
	For Sale	Impairment	Cash Flow	Employee
	Securities	Losses	Hedges	Benefit Plans	Total
Balance at December 31, 2008	$(204,648)	$–	$(1,199)	$(17,039)	$(222,886)
Unrealized gains on securities	224,634	15,177	–	–	239,811
Other-than-temporary impairment losses on securities	–	(39,087)	–	–	(39,087)
Tax benefit (expense) on unrealized gains (losses)	(78,027)	8,295	–	–	(69,732)
Reclassification adjustment for (gains) losses realized and included in net income	(10,152)	–	117	–	(10,035)
Reclassification adjustment for tax expense (benefit) on realized gains (losses)	3,526	–	(45)	–	3,481
Balance at June 30, 2009	$(64,667)	$(15,615)	$(1,127)	$(17,039)	$(98,448)
Balance at December 31, 2009	$59,772	$(53,000)	$(1,039)	$(16,473)	$(10,740)
Unrealized gains on securities	216,549	12,006	–	–	228,555
Other-than-temporary impairment losses on securities	–	(13,796)	–	–	(13,796)
Unrealized gains on employee benefit plans	–	–	–	373	373
Tax benefit (expense) on unrealized gains (losses)	(83,845)	945	–	(145)	(83,045)
Reclassification adjustment for (gains) losses realized and included in net income	(12,545)	–	136	–	(12,409)
Reclassification adjustment for tax expense (benefit)on realized gains (losses)	4,886	–	(53)	–	4,833
Balance at June 30, 2010	$184,817	$(53,845)	$(956)	$(16,245)	$113,771

(10)  Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$63,522	$52,115	$123,655	$107,147
Earnings allocated to participating securities	(434)	(234)	(767)	(414)
Numerator for basic earnings per share – income available to common shareholders	63,088	51,881	122,888	106,733
Effect of reallocating undistributed earnings of participating securities	1	–	2	–
Numerator for diluted earnings per share – income available to common shareholders	$63,089	$51,881	$122,890	$106,733
Denominator:
Weighted average shares outstanding	68,069,864	67,647,860	68,018,225	67,592,257
Less: Participating securities included in weighted average shares outstanding	(464,057)	(303,283)	(418,876)	(261,667)
Denominator for basic earnings per common share	67,605,807	67,344,577	67,599,349	67,330,590
Dilutive effect of employee stock compensation plans (1)	274,780	103,452	236,257	87,284
Denominator for diluted earnings per common share	67,880,587	67,448,029	67,835,606	67,417,874
Basic earnings per share	$0.93	$0.77	$1.82	$1.59
Diluted earnings per share	$0.93	$0.77	$1.81	$1.58
(1)Excludes employee stock options with exercise prices greater than current market price.	601,361	2,497,178	1,018,503	3,059,192

(11)  Reportable Segments

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2010 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$85,116	$21,587	$8,324	$2,327	$64,759	$182,113
NIR (expense) from internal sources	(12,712)	11,452	2,391	–	(1,131)	–

Total net interest revenue	72,404	33,039	10,715	2,327	63,628	182,113

Other operating revenue	33,642	50,466	42,020	–	3,585	129,713
Operating expense	50,973	61,874	43,829	–	19,134	175,810
Provision for credit losses	22,477	9,943	3,135	–	485	36,040
Decrease in fair value of mortgage service rights	–	(19,458)	–	–	–	(19,458)
Gain on financial instruments, net	–	22,431	15	–	5,280	27,726
Gain (loss) on repossessed assets, net	(10,742)	98	–	–	–	(10,644)
Income before taxes	21,854	14,759	5,786	2,327	52,874	97,600
Federal and state income tax	8,501	5,741	2,251	–	15,549	32,042
Net income	13,353	9,018	3,535	2,327	37,325	65,558
Net income attributable to non-controlling interest	–	–	–	–	2,036	2,036
Net income attributable to BOK Financial Corporation	$13,353	$9,018	$3,535	$2,327	$35,289	$63,522

Average assets	$8,990,120	$6,198,808	$3,355,079	–	$4,900,800	$23,444,807

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2010 is as follows (in thousands):
	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$170,014	$41,171	$16,928	$4,743	$131,831	$364,687
NIR (expense) from internal sources	(25,173)	23,312	5,412	–	(3,551)	–

Total net interest revenue	144,841	64,483	22,340	4,743	128,280	364,687

Other operating revenue	63,461	93,709	79,340	–	7,128	243,638
Operating expense	101,131	118,203	84,901	–	44,240	348,475
Provision for credit losses	50,856	13,276	5,900	–	8,108	78,140
Decrease in fair value of mortgage service rights	–	(5,526)	–	–	–	(5,526)
Gain on financial instruments, net	–	22,220	16	–	5,448	27,684
Gain (loss) on repossessed assets, net	(15,764)	121	–	–	–	(15,643)
Income before taxes	40,551	43,528	10,895	4,743	88,508	188,225
Federal and state income tax	15,774	16,932	4,238	–	25,381	62,325
Net income	24,777	26,596	6,657	4,743	63,127	125,900
Net income attributable to non-controlling interest	–	–	–	–	2,245	2,245
Net income attributable to BOK Financial Corporation	$24,777	$26,596	$6,657	$4,743	$60,882	$123,655

Average assets	$9,086,117	$6,179,261	$3,321,811	–	$4,990,848	$23,578,037

Reportable segments reconciliation to the Consolidated Financial Statements for the three months ended June 30, 2009 is as follows (in thousands):
	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$87,016	$12,877	$5,690	$1,792	$68,205	$175,580
NIR (expense) from internal sources	(13,251)	21,146	5,723	–	(13,618)	–

Total net interest revenue	73,765	34,023	11, 413	1,792	54,587	175,580

Other operating revenue	33,837	49,632	38,556	–	2,048	124,073
Operating expense	56,286	64,759	42,546	–	20,083	183,674
Provision for credit losses	24,655	5,653	4,629	–	12,183	47,120
Increase in fair value of mortgage service rights	–	7,865	–	–	–	7,865
Gain (loss) on financial instruments, net	–	(10,199)	–	–	14,091	3,892
Gain (loss) on repossessed assets, net	59	(20)	–	–	–	39
Income before taxes	26,720	10,889	2,794	1,792	38,460	80,655
Federal and state income tax	10,394	4,236	1,087	–	12,598	28,315
Net income	16,326	6,653	1,707	1,792	25,862	52,340
Net income attributable to non-controlling interest	–	–	–	–	225	225
Net income attributable to BOK Financial Corporation	$16,326	$6,653	$1,707	$1,792	$25,637	$52,115

Average assets	$10,381,632	$6,258,278	$3,092,574	–	$3,341,547	$23,074,031

Reportable segments reconciliation to the Consolidated Financial Statements for the six months ended June 30, 2009 is as follows (in thousands):

	Commercial	Consumer	Wealth Management	Tax-Equivalent Adjustment	Funds Management and Other	BOK Financial Consolidated
NIR (expense) from external sources	$172,615	$25,199	$9,545	$3,897	$134,169	$345,425
NIR (expense) from internal sources	(25,950)	46,108	13,326	–	(33,484)	–

Total net interest revenue	146,665	71,307	22,871	3,897	100,685	345,425

Other operating revenue	67,261	94,917	79,829	–	3,716	245,723
Operating expense	110,032	126,388	84,327	–	29,440	350,187
Provision for credit losses	49,013	11,236	6,558	–	25,353	92,160
Increase in fair value of mortgage service rights	–	9,820	–	–	–	9,820
Gain (loss) on financial instruments, net	–	(12,317)	–	–	19,651	7,334
Gain (loss) on repossessed assets, net	(1,125)	166	–	–	(238)	(1,197)
Income before taxes	53,756	26,269	11,815	3,897	69,021	164,758
Federal and state income tax	20,911	10,219	4,596	–	21,427	57,153
Net income	32,845	16,050	7,219	3,897	47,594	107,605
Net income attributable to non-controlling interest	–	–	–	–	458	458
Net income attributable to BOK Financial Corporation	$32,845	$16,050	$7,219	$3,897	$47,136	$107,147

Average assets	$10,566,763	$6,150,752	$3,049,610	–	$3,130,607	$22,897,732

 (12) Fair Value Measurements

The following table presents the carrying values and estimated fair values of all financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis as of June 30, 2010 (dollars in thousands):

		Range of	Average		Estimated
	Carrying	Contractual	Re-pricing	Discount	Fair
	Value	Yields	(in years)	Rate	Value
Cash and cash equivalents	$852,526				$852,526
Trading securities	62,159				62,159
Investment securities:
Municipal and other tax-exempt	221,702				227,301
Other debt securities	131,575				136,585
	353,277				363,886
Available for sale securities:
Municipal and other tax-exempt	66,439				66,439
U.S. agency residential mortgage-backed securities	8,223,719				8,223,719
Private issue residential mortgage-backed securities	735,516				735,516
Other debt securities	13,064				13,064
Federal Reserve Bank stock	32,844				32,844
Federal Home Loan Bank stock	88,048				88,048
Perpetual preferred stock	19,881				19,881
Equity securities and mutual funds	47,209				47,209
	9,226,720				9,226,720

Mortgage trading securities	534,641				534,641
Residential mortgage loans held for sale	227,574	–	–	–	227,574
Loans:
Commercial	6,011,528	0.25 – 18.00%	0.54	0.72 – 4.61%	5,915,895
Commercial real estate	2,340,909	0.38 – 18.00	1.08	0.30 – 3.91	2,291,533
Residential mortgage	1,834,246	0.38 – 18.00	3.12	1.16 – 4.17	1,912,579
Consumer	696,034	0.38 – 21.00	0.90	1.92 – 4.16	704,498
Total loans	10,882,717				10,824,505

Reserve for loan losses	(299,489)				–
Net loans	10,583,228				10,824,505
Mortgage servicing rights	98,942				98,942
Derivative instruments with positive fair value, net of cash margin	334,576				334,576
Other assets – private equity funds	23,834				23,834
Deposits with no stated maturity	12,414,412				12,414,412
Time deposits	3,673,088	0.01 – 9.64	1.54	1.05 – 1.54	3,158,578
Other borrowings	3,970,770	0.14 – 6.58	0.37	0.18 – 2.81	3,834,960
Subordinated debentures	398,617	5.19 – 5.82	2.60	3.88	415,161
Derivative instruments with negative fair value, net of cash margin	299,851				299,851

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

Derivatives

All derivative instruments are carried on the balance sheet at fair value. Fair values for exchange-traded contracts are based on quoted prices. Fair values for over-the-counter interest rate, commodity and foreign exchange contracts are based on valuations provided either by third-party dealers in the contracts, quotes provided by independent pricing services, or a third-party provided pricing model that use significant other observable market inputs.

Residential Mortgage Loans Held for Sale

Residential mortgage loans held for sale are carried on the balance sheet at fair value.  The fair values of residential mortgage loans held for sale are based upon quoted market prices of such loans sold in securitization transactions, including related unfunded loan commitments.

Loans

The fair value of loans, excluding loans held for sale, are based on discounted cash flow analyses using interest rates and credit and liquidity spreads currently being offered for loans with similar remaining terms to maturity and risk, adjusted for the impact of interest rate floors and ceilings. The fair values of loans were estimated to approximate their discounted cash flows less loan loss reserves allocated to these loans of $280 million at June 30, 2010.

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

Off-Balance Sheet Instruments

The fair values of commercial loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of these off-balance sheet instruments were not significant at June 30, 2010.

Assets and liabilities recorded at fair value in the financial statements on a recurring and non-recurring basis are grouped into three broad levels as follows:

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

Fair Value of Financial Instruments Measured on a Recurring Basis

The fair value of financial assets and liabilities that are measured on a recurring basis are as follows as of June 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$62,159	$4,030	$58,129	$–
Available for sale securities:
Municipal and other tax-exempt	66,439		26,613	39,826
U.S. agency residential mortgage-backed securities	8,223,719		8,223,719
Private issue residential mortgage-backed securities	735,516		735,516
Other debt securities	13,064		29	13,035
Federal Reserve Bank stock	32,844		32,844
Federal Home Loan Bank stock	88,048		88,048
Perpetual preferred stock	19,881		19,881
Equity securities and mutual funds	47,209	22,728	24,481
	9,226,720	22,728	9,151,131	52,861

Mortgage trading securities	534,641		534,641
Residential mortgage loans held for sale	227,574		227,574
Mortgage servicing rights	98,942			98,942	(1)
Derivative contracts, net of cash margin (2)	334,576	16,991	317,585
Other assets – private equity funds	23,834			23,834

Liabilities:
Certificates of deposit	27,957		27,957
Derivative contracts, net of cash margin (2)	299,851		299,851
(1)
A reconciliation of the beginning and ending fair value of mortgage servicing rights and disclosures of significant assumptions used to determine fair value are presented in Note 6, Mortgage Banking Activities.

(2)	See Note 3 for detail of fair value of derivative contracts by contract type.

The fair value of certain municipal and other debt securities classified as trading, investment or available for sale may be based on significant unobservable inputs.  These significant unobservable inputs include limited observed trades, projected cash flows, current credit rating of the issuers and, when applicable, the insurers of the debt and observed trades of similar debt.  Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume.  Taxable securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.85% to 3.29%.  As of June 30, 2010, average yields on comparable short-term taxable securities are generally less than 1%.  Tax-exempt securities rated investment grade by all nationally recognized rating agencies are generally valued to yield a range of 1.10% to 1.40%, which represents a spread of 70 to 80 basis points over average yields of comparable securities as of June 30, 2010.  Approximately $9.6 million of our municipal and other tax-exempt securities are rated below investment grade by at least one of the three nationally recognized rating agencies.  The fair value of these securities was determined based on yields ranging from 4.54% to 8.30%.  These yields were determined using a spread of 425 basis points over comparable municipal securities of varying durations as of June 30, 2010.  All of these securities are currently performing in accordance with their respective contractual terms.

The following represents the changes for the three months ended June 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at March 31, 2010	$–	$38,004	$17,150	$22,825
Transfer from trading to available for sale	(1,964)	1,964	–	–
Purchases, sales, issuances and settlements, net	1,975	(200)	(4,250)	663
Gain (loss) recognized in earnings (1)	(11)	–	–	346
Other comprehensive (loss)	–	58	135	–
Balance June 30, 2010	$–	$39,826	$13,035	$23,834
(1) Loss on trading securities included in Brokerage and Trading Revenue.  Gain on private equity funds included in Gain on Other Assets.

The following represents the changes for the six months ended June 30, 2010 related to assets measured at fair value on a recurring basis using significant unobservable inputs (in thousands):
		Available for Sale Securities
	Trading Securities	Municipal and other tax-exempt	Other debt securities	Other assets – private equity funds

Balance at December 31, 2009	$9,800	$36,598	$17,116	$22,917
Transfer from trading to available for sale	(4,820)	4,720	100	–
Purchases, sales, issuances and settlements, net	(4,900)	(667)	(4,300)	1
Gain (loss) recognized in earnings (1)	(80)	–	–	916
Other comprehensive (loss)	–	(825)	119	–
Balance June 30, 2010	$–	$39,826	$13,035	$23,834
(1) Loss on trading securities included in Brokerage and Trading Revenue.  Gain on private equity funds included in Gain on Other Assets.

Substantially all trading securities with fair values based on significant unobservable inputs were transferred to available for sale based on sales limitations and banking regulations.  There were no transfers from quoted prices in active markets for identical instruments to significant other observable inputs during the first or second quarter of 2010.

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

The following represents the carrying value of assets measured at fair value on a non-recurring basis (and related losses) during the period.  The carrying value represents only those assets adjusted to fair value during the period ended June 30, 2010:

	Carrying Value at June 30, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Adjustments for the Three Month Period Ended June 30, 2010
Impaired loans	$–	$55,893	$–	$28,243
Real estate and other repossessed assets	–	28,778	6,736	11,623

The fair value of collateral-dependent impaired loans and real estate and other repossessed assets and the related fair value adjustments are generally based on unadjusted third-party appraisals.  Our appraisal review policies require appraised values to be supported by observed inputs derived principally from or corroborated by observable market data.  Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs.  Fair value adjustments of impaired loans are charged against the allowance for loan losses.  Fair value adjustments of real estate and other repossessed assets are charged against operating expenses as net gains, losses and operating expenses of repossessed assets.

Fair Value Election

Certain certificates of deposit were designated as carried at fair value.  This determination is made based on the Company’s intent to convert these certificates from fixed interest rates to variable interest rates based on LIBOR with interest rate swaps that have not been designated as hedging instruments.  The fair value election for these liabilities better represents the economic effect of these instruments on the Company.  At June 30, 2010, the fair value and contractual principal amount of these certificates was $28 million and $27 million, respectively.  Change in the fair value of these certificates of deposit resulted in an unrealized gain during the three and six months ended June 30, 2010 of $201 thousand and $444 thousand, respectively, which is included in Gain (Loss) on Derivatives, net on the Consolidated Statement of Earnings.

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

 (13) Federal and State Income Taxes

The reconciliations of income (loss) attributable to continuing operations at the U.S. federal statutory tax rate to income tax expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amount:
Federal statutory tax	$34,160	$28,229	$65,879	$57,665
Tax exempt revenue	(1,388)	(1,125)	(2,793)	(2,250)
Effect of state income taxes, net of federal benefit	2,003	2,091	3,718	4,615
Utilization of tax credits	(1,712)	(378)	(3,040)	(757)
Bank-owned life insurance	(877)	(789)	(1,742)	(1,578)
Other, net	(144)	287	303	(542)
Total	$32,042	$28,315	$62,325	$57,153

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Percent of pretax income:
Federal statutory tax	35%	35%	35%	35%
Tax exempt revenue	(1)	(1)	(1)	(1)
Effect of state income taxes, net of federal benefit	2	3	2	3
Utilization of tax credits	(2)	(1)	(2)	(1)
Bank-owned life insurance	(1)	(1)	(1)	(1)
Other, net	–	–	–	–
Total	33%	35%	33%	35%

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

As of June 30, 2010, outstanding commitments and letters of credit were as follows (in thousands):

Commitments to extend credit	$4,898,045
Standby letters of credit	552,037
Commercial letters of credit	5,878

The Company also has off-balance sheet credit risk for residential mortgage loans sold with full or partial recourse.  The principal balance of residential mortgage loans sold subject to recourse obligations totaled $311 million at June 30, 2010, $331 million at December 31, 2009 and $346 million at June 30, 2009.  The separate reserve for these off-balance sheet commitments was $14 million at June 30, 2010, $14 million at December 31, 2009 and $11 million at June 30, 2009.  Approximately 5% of the loans sold with recourse with an outstanding principal balance of $16 million were either delinquent more than 90 days, in bankruptcy or in foreclosure and 5% with an outstanding balance of $16 million were past due 30 to 89 days.  The provision for credit losses on loans sold with recourse is included in mortgage banking costs in the Consolidated Statements of Earnings.

The activity in the reserve for losses on loans sold with recourse is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$13,781	$9,283	$$13,781	$$8,767
Provision for recourse losses	1,568	3,289	2,867	5,109
Loans charged off, net	(1,568)	(1,779)	(2,867)	(3,083)
Ending balance	$13,781	$10,793	$$13,781	$$10,793

(15) Subsequent Events

The Company evaluated events from the date of the consolidated financial statements on June 30, 2010 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.  No events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Six-Month Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

	Six Months Ended
	June 30, 2010			June 30, 2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$9,290,114	$164,072	3.64%	$7,340,756	$164,715	4.69%
Tax-exempt securities3	295,570	7,450	5.08	268,935	8,182	6.14
Total securities3	9,585,684	171,522	3.69	7,609,691	172,897	4.75
Trading securities	64,817	1,453	4.52	112,464	2,002	3.59
Funds sold and resell agreements	27,543	16	0.12	39,929	44	0.22
Residential mortgage loans held for sale	160,574	3,924	4.93	233,800	5,593	4.82
Loans2	11,078,796	264,795	4.82	12,602,894	287,273	4.60
Less reserve for loan losses	310,904	-	-	269,490	-	-
Loans, net of reserve	10,767,892	264,795	4.96	12,333,404	287,273	4.70
Total earning assets3	20,606,510	441,710	4.37	20,329,288	467,809	4.70
Cash and other assets	2,971,527			2,568,444
Total assets	$23,578,037			$22,897,732

Liabilities and Shareholders’ Equity
Transaction deposits	$8,126,416	$20,179	0.50%	$6,733,076	$28,779	0.86%
Savings deposits	177,720	363	0.41	163,698	213	0.26
Time deposits	3,736,535	33,367	1.80	5,169,267	68,038	2.65
Total interest-bearing deposits	12,040,671	53,909	0.90	12,066,041	97,030	1.62
Funds purchased and repurchase agreements	2,532,953	4,276	0.34	2,438,851	4,820	0.40
Other borrowings	1,932,868	2,994	0.31	2,054,759	5,439	0.53
Subordinated debentures	398,578	11,101	5.62	398,440	11,198	5.67
Total interest-bearing liabilities	16,905,070	72,280	0.86	16,958,091	118,487	1.41
Demand deposits	3,573,692			3,024,925
Other liabilities	760,374			953,375
Shareholders’ equity	2,338,901			1,961,341
Total liabilities and shareholders’ equity	$23,578,037			$22,897,732

Tax-equivalent Net Interest Revenue3		$369,430	3.50%		$349,322	3.29%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.65			3.51
Less tax-equivalent adjustment1		4,743			3,897
Net Interest Revenue		364,687			345,425
Provision for credit losses		78,140			92,160
Other operating revenue		271,322			253,057
Other operating expense		369,644			341,564
Income before taxes		188,225			164,758
Federal and state income tax		62,325			57,153
Net income		125,900			107,605
Net income attributable to non-controlling interest		2,245			458
Net income attributable to BOK Financial Corp.		$123,655			$107,147

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$1.82			$1.59
Diluted		$1.81			$1.58
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Quarterly Financial Summary – Unaudited

Consolidated Daily Average Balances,
Average Yields and Rates

(Dollars in Thousands Except Per Share Data)

	Three Months Ended
	June 30, 2010			March 31, 2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense1	Rate	Balance	Expense1	Rate

Assets
Taxable securities3	$9,366,703	$81,460	3.56%	$9,212,677	$82,612	3.73%
Tax-exempt securities3	296,282	3,614	4.89	294,849	3,837	5.28
Total securities3	9,662,985	85,074	3.60	9,507,526	86,448	3.78
Trading securities	58,722	661	4.51	70,979	792	4.53
Funds sold and resell agreements	22,776	8	0.14	32,363	8	0.10
Residential mortgage loans held for sale	183,489	2,177	4.76	137,404	1,747	5.16
Loans2	10,971,466	132,004	4.83	11,187,320	132,791	4.81
Less reserve for loan losses	312,595	–	–	309,194	–	–
Loans, net of reserve	10,658,871	132,004	4.97	10,878,126	132,791	4.95
Total earning assets3	20,586,843	219,924	4.33	20,626,398	221,786	4.41
Cash and other assets	2,857,964			3,086,349
Total assets	$23,444,807			$23,712,747

Liabilities and Shareholders’ Equity
Transaction deposits	$8,287,296	10,044	0.49	$7,963,752	$10,135	0.52
Savings deposits	184,376	185	0.40	170,990	178	0.42
Time deposits	3,701,167	16,063	1.74	3,772,295	17,304	1.86
Total interest-bearing deposits	12,172,839	26,292	0.87	11,907,037	27,617	0.94
Funds purchased and repurchase agreements	2,491,084	2,254	0.36	2,575,286	2,022	0.32
Other borrowings	1,619,745	1,403	0.35	2,249,470	1,591	0.29
Subordinated debentures	398,598	5,535	5.57	398,559	5,566	5.66
Total interest-bearing liabilities	16,682,266	35,484	0.85	17,130,352	36,796	0.87
Demand deposits	3,660,910			3,485,504
Other liabilities	722,902			798,263
Shareholders’ equity	2,378,729			2,298,628
Total liabilities and shareholders’ equity	$23,444,807			$23,712,747

Tax-equivalent Net Interest Revenue3		$184,440	3.48%		$184,990	3.54%
Tax-equivalent Net Interest Revenue to Earning Assets3			3.63			3.68
Less tax-equivalent adjustment1		2,327			2,416
Net Interest Revenue		182,113			182,574
Provision for credit losses		36,040			42,100
Other operating revenue		157,439			113,883
Other operating expense		205,912			163,732
Income before taxes		97,600			90,625
Federal and state income tax		32,042			30,283
Net income		65,558			60,342
Net income attributable to non-controlling interest		2,036			209
Net income attributable to BOK Financial Corp.		$63,522			$60,133

Earnings Per Average Common Share Equivalent:
Net income:
Basic		$0.93			$0.88
Diluted		$0.93			$0.88
1	Tax equivalent at the statutory federal and state rates for the periods presented. The taxable equivalent adjustments shown are for comparative purposes.
2	The loan averages included loans on which the accrual of interest has been discontinued and are stated net of unearned income.
3	Yield calculations exclude security trades that have been recorded on trade date with no corresponding interest income.

Three Months Ended
December 31, 2009			September 30, 2009			June 30, 2009

Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Balance	Expense1	Rate	Balance	Expense1	Rate	Balance	Expense1	Rate

$ 8,875,417	$82,392	3.83%	$8,012,380	$81,890	4.18%	$7,594,355	$80,711	4.50%
286,550	3,726	5.16	273,432	3,468	5.03	285,078	4,044	5.69
9,161,967	86,118	3.87	8,285,812	85,358	4.21	7,879,433	84,755	4.54
68,027	927	5.41	64,763	771	4.72	112,960	983	3.49
30,358	16	0.21	67,032	18	0.11	29,277	14	0.19
194,760	2,311	4.71	176,403	2,198	4.94	286,077	3,215	4.51
11,492,696	137,235	4.74	11,887,418	139,883	4.67	12,403,050	143,510	4.64
298,157	–	–	281,289	–	–	273,335	–	–
11,194,539	137,235	4.86	11,606,129	139,883	4.78	12,129,715	143,510	4.75
20,649,651	226,607	4.42	20,200,139	228,228	4.54	20,437,462	232,477	4.65
3,046,083			2,850,395			2,636,569
$23,695,734			$23,050,534			$23,074,031

$ 7,734,678	$11,092	0.57%	$7,162,477	$11,736	0.65%	$6,854,003	$13,362	0.78%
167,572	199	0.47	167,677	203	0.48	167,813	104	0.25
4,002,337	19,700	1.95	4,404,854	24,401	2.20	5,123,947	31,637	2.48
11,904,587	30,991	1.03	11,735,008	36,340	1.23	12,145,763	45,103	1.49
2,173,476	1,658	0.30	2,284,985	1,817	0.32	2,316,990	1,995	0.35
2,380,938	1,742	0.29	2,173,103	2,070	0.38	1,951,699	2,375	0.49
398,522	5,542	5.52	398,484	5,558	5.53	398,456	5,632	5.67
16,857,523	39,933	0.94	16,591,580	45,785	1.09	16,812,908	55,105	1.31
3,666,663			3,392,578			3,183,338
924,803			931,406			1,071,121
2,246,745			2,134,970			2,006,664
$ 23,695,734			$23,050,534			$23,074,031

	$186,674	3.48%		$182,443	3.45%		$177,372	3.34%
		3.64			3.63			3.55
	2,196			1,982			1,792
	184,478			180,461			175,580
	48,620			55,120			47,120
	108,163			131,770			127,965
	176,437			178,732			175,770
	67,584			78,379			80,655
	24,780			24,772			28,315
	42,804			53,607			52,340
	33			2,947			225
	$42,771			$50,660			$52,115

	$0.63			$0.75			$0.77
	$0.63			$0.75			$0.77

Quarterly Earnings Trends -- Unaudited
(In thousands, except share and per share data)
	Three Months Ended
	June 30. 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Interest revenue	$217,597	$219,370	$224,411	$226,246	$230,685
Interest expense	35,484	36,796	39,933	45,785	55,105
Net interest revenue	182,113	182,574	184,478	180,461	175,580
Provision for credit losses	36,040	42,100	48,620	55,120	47,120
Net interest revenue after provision for credit losses	146,073	140,474	135,858	125,341	128,460
Other operating revenue
Brokerage and trading revenue	24,754	21,035	20,240	24,944	21,794
Transaction card revenue	28,263	25,687	26,292	26,264	27,533
Trust fees and commissions	17,737	16,320	16,492	16,315	16,860
Deposit service charges and fees	28,797	26,792	29,501	30,464	28,421
Mortgage banking revenue	18,335	14,871	13,403	13,197	19,882
Bank-owned life insurance	2,908	2,972	2,870	2,634	2,418
Margin asset fees	69	36	50	51	68
Other revenue	7,305	7,602	7,101	6,087	6,124
Total fees and commissions	128,168	115,315	115,949	119,956	123,100
Gain (loss) on other assets, net	1,545	(1,390)	(205)	3,223	973
Gain (loss) on derivatives, net	7,272	(341)	(370)	(294)	(1,037)
Gain on securities, net	23,100	4,524	7,277	12,266	6,471
Total other-than-temporary impairment losses	(10,959)	(9,708)	(67,390)	(6,133)	(1,263)
Portion of loss recognized in other comprehensive income	(8,313)	(5,483)	(52,902)	(2,752)	279
Net impairment losses recognized in earnings	(2,646)	(4,225)	(14,488)	(3,381)	(1,542)
Total other operating revenue	157,439	113,883	108,163	131,770	127,965
Other operating expense
Personnel	97,054	96,824	93,687	98,012	96,191
Business promotion	4,945	3,978	5,758	4,827	4,569
Professional fees and services	6,668	6,401	8,813	7,555	7,363
Net occupancy and equipment	15,691	15,511	17,600	15,884	15,973
Insurance	5,596	6,533	6,412	6,092	5,898
FDIC special assessment	–	–	–	–	11,773
Data processing and communications	21,940	20,309	21,121	20,413	20,452
Printing, postage and supplies	3,525	3,322	3,601	3,716	4,072
Net losses and operating expenses of repossessed assets	13,067	7,220	5,101	3,497	996
Amortization of intangible assets	1,323	1,324	1,912	1,686	1,686
Mortgage banking costs	10,380	9,267	11,436	8,065	9,336
Change in fair value of mortgage servicing rights	19,458	(13,932)	(5,285)	2,981	(7,865)
Other expense	6,265	6,975	6,281	6,004	5,326
Total other operating expense	205,912	163,732	176,437	178,732	175,770
Income before taxes	97,600	90,625	67,584	78,379	80,655
Federal and state income tax	32,042	30,283	24,780	24,772	28,315
Net income	65,558	60,342	42,804	53,607	52,340
Net income attributable to non-controlling interest	2,036	209	33	2,947	225
Net income attributable to BOK Financial Corp.	$63,522	$60,133	$42,771	$50,660	$52,115

Earnings per share:
Basic	$0.93	$0.88	$0.63	$0.75	$0.77
Diluted	$0.93	$0.88	$0.63	$0.75	$0.77
Average shares used in computation:
Basic	67,605,807	67,592,315	67,446,326	67,392,059	67,344,577
Diluted	67,880,587	67,790,049	67,600,344	67,513,700	67,448,029

PART II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings at footnote 8 to the consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1, 2010 to April 30, 2010	17,562	$55.50	–	1,215,927
May 1, 2010 to May 31, 2010	7,243	$55.20	–	1,215,927
June 1, 2010 to June 30, 2010	–	–	–	1,215,927
Total	24,805		–

(1)
On April 26, 2005, the Company’s board of directors authorizing the Company to repurchase up to two million shares of the Company’s common stock.  As of June 30, 2010, the Company had repurchased 784,073 shares under this plan.

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

Date:         August 2, 2010

/s/ Steven E. Nell
Steven E. Nell
Executive Vice President and
Chief Financial Officer

/s/ John C. Morrow
John C. Morrow
Senior Vice President and
Chief Accounting Officer